Form 10-Q
period 2000-03-31
FIDELITY D & D BANCORP INC
filed 2000-05-15
CIK 1098151

FORM 10-Q
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended March 31, 2000.

                                       OR

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from          to            Commission File Number: to be assigned
                               --------    --------                           --------------

                          FIDELITY D & D BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              23-3017653
              ------------                              -----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                           Blakely and Drinker Streets
                           Dunmore, Pennsylvania 18512
                           ---------------------------
               (Address of principal executive offices)(Zip Code)

                                 (570) 342-8281
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                 --------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                                  No     X
                      --------                            --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes                                  No
                      --------                            --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, without par value                                5
-------------------------------              ----------------------------------
           Class                             Outstanding Shares at May 10, 2000

                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page

     Item 1.   Financial Statements (Unaudited)

               Balance Sheet as of March 31, 2000                          3

               Statement of Operations and Deficit for the
               Three Month Period Ended March 31, 2000                     4

               Statement of Cash Flows for the
               Three Month Period Ended March 31, 2000                     4

               Note to Financial Statements                                5

     Fidelity D & D Bancorp, Inc. ("Registrant") has also attached as
     Exhibit 99 the Quarterly Report on Form 10-Q for the period ended March 31, 2000, of The Fidelity Deposit and Discount Bank ("Bank"), which Registrant proposes to acquire, containing financial statements for the Bank for the period ended March 31, 2000 (Item 1).

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See the Bank's Quarterly Report on Form 10-Q, Item 2, attached as
     Exhibit 99.

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     See the Bank's Quarterly Report on Form 10-Q, Item 3, attached as
     Exhibit 99.


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           5

     Item 2.   Changes in Securities and Use of Proceeds                   5

     Item 3.   Defaults Upon Senior Securities                             5

     Item 4.   Submission of Matters to a Vote of Security Holders         5

     Item 5.   Other information                                           5

                                                                          Page

     Item 6.   Exhibits and Reports on Form 8-K.                           5

     Signature Page                                                        7


PART I.   FINANCIAL INFORMATION

                           FIDELITY D&D BANCORP, INC.
                                  BALANCE SHEET
                              As of March 31, 2000
                                   (unaudited)

ASSETS
Cash                                                                                       $5

Deferred income tax                                                                    29,633
                                                                                   ----------

               Total assets                                                        $   29,638
                                                                                   ==========

LIABILITIES
Due to affiliate                                                                   $   87,157
                                                                                   ----------

Shareholders' Deficit
     Common stock (10,000,000 shares authorized,
          5 shares issued and outstanding, without par value)                               5
     Preferred stock (5,000,000 shares authorized,
          without par value, no shares issued and outstanding)                              0
                                                                                   ----------
     Deficit                                                                          (57,523)
                                                                                   ----------

          Total shareholders' deficit                                                 (57,518)
                                                                                   ----------

          Total liabilities and shareholders' deficit                              $   29,638
                                                                                   ==========

See Note to Financial Statements.

                           FIDELITY D&D BANCORP, INC.
                       STATEMENT OF OPERATIONS AND DEFICIT
                     Three Month Period Ended March 31, 2000
                                   (unaudited)

                                                                                March 31, 2000
                                                                                --------------

Revenues                                                                                   $0

Organization costs                                                                     87,157
                                                                                   ----------

     Loss before income taxes                                                         (87,157)

Income tax credit                                                                      29,633
                                                                                   ----------

     Net loss                                                                         (57,523)
Beginning deficit                                                                           0
                                                                                   ----------
Ending deficit                                                                       ($57,523)
                                                                                   ==========

See Note to Financial Statements.


                           FIDELITY D&D BANCORP, INC.
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2000


CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                                      $  (57,523)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Deferred income tax                                                          (29,633)
         Change in due to affiliate                                                    87,157
                                                                                   ----------

         Net cash used in operating activities                                              0
                                                                                   ----------

CASH FLOW FROM FINANCING ACTIVITY:
     Proceeds from issuance of common stock                                                 5
                                                                                   ----------

Net increase in cash                                                                        5

Cash, beginning of period                                                                   0
                                                                                   ----------

Cash, end of period                                                                $        5
                                                                                   ==========

See Note to Financial Statements.

                          NOTE TO FINANCIAL STATEMENTS

     Fidelity D & D Bancorp, Inc., (the Company), was incorporated to serve as the stock holding company for The Fidelity Deposit & Discount Bank, (the
Bank), in connection with the Bank's reorganization into a one-bank holding company structure. As of March 31, 2000, the Bank has not completed its reorganization. The Company has expensed costs incurred with the reorganization.

     The deferred income tax asset relates to the tax treatment of the organization costs.


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes in Securities and Use of Proceeds
               None

     Item 3.   Defaults Upon Senior Securities
               None

     Item 4.   Submission of Matters to a Vote of Security Holders
               None

     Item 5.   Other information
               None

     Item 6.   Exhibits and Reports on Form 8-K

               a.   Exhibits

               Exhibit 2.1 Plan of Reorganization, dated December 21, 1999, by and among Registrant, The Fidelity Deposit and Discount Bank and The Fidelity Deposit and Discount Interim Bank, incorporated by reference to Annex A of the Proxy Statement/Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

               Exhibit 2.2 Plan of Merger, dated December 21, 1999, between The Fidelity Deposit and Discount Bank and The Fidelity Deposit and Discount Interim Bank, incorporated by reference to Annex A of the Proxy Statement/Prospectus included in Registrant's Amendment No. 4 to its

                              Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

               Exhibit 3(i) Amended and Restated Articles of Incorporation of Registrant, incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

               Exhibit 3(ii) Bylaws of Registrant, incorporated by reference to Annex C of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

               Exhibit 27     Financial Data Schedule

               Exhibit 99 Quarterly Report on Form 10-Q for The Fidelity Deposit and Discount Bank, for the quarterly period ended March 31, 2000.

               b. No reports on Form 8-K were filed for the quarter ending March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIDELITY D & D BANCORP, INC.


Date   May 11, 2000                 /s/ Michael F. Marranca
       ------------                 -------------------------------------------
                                    Michael F. Marranca, President
                                    (Chief Executive Officer)


Date   May 11, 2000                 /s/ Robert P. Farrell
       ------------                 -------------------------------------------
                                    Robert P. Farrell, Treasurer
                                    (Chief Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number
--------------

Exhibit 2.1 Plan of Reorganization, dated December 21, 1999, by and among Registrant, The Fidelity Deposit and Discount Bank and The Fidelity Deposit and Discount Interim Bank, incorporated by reference to Annex A of the Proxy Statement/Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

Exhibit 2.2 Plan of Merger, dated December 21, 1999, between TheFidelity Deposit and Discount Bank and The Fidelity Deposit and Discount Interim Bank, incorporated by reference to Annex A of the Proxy Statement/Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

Exhibit 3(i) Amended and Restated Articles of Incorporation of Registrant, incorporated by reference to Annex B of the Proxy Statement/ Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

Exhibit 3(ii) Bylaws of Registrant, incorporated by reference to Annex C of the Proxy Statement/Prospectus included in Registrant's Amendment No. 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the Commission on April 6, 2000.

Exhibit 27     Financial Data Schedule

Exhibit 99 Quarterly Report on Form 10-Q for The Fidelity Deposit and Discount Bank, for the quarterly period ended March 31, 2000.