Form 10-Q
period 2000-06-30
FIDELITY D & D BANCORP INC
filed 2000-08-14
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2000

                   F.D.I.C INSURANCE CERTIFICATE NUMBER: 11868

                          FIDELITY D & D BANCORP, INC.

      STATE OF INCORPORATION:                IRS EMPLOYER IDENTIFICATION NO:
            PENNSYLVANIA                                 23-3017653

                                PRINCIPAL OFFICE:
                              BLAKELY & DRINKER ST.
                           DUNMORE, PENNSYLVANIA 18512

                                   TELEPHONE:
                                  570-342-8281

The Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    __X__ YES     ___ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at June 30, 2000 was 1,804,011.

                  FIDELITY D & D BANCORP, INC. and SUBSIDIARY.
                                DUNMORE, PA 18512

                             FORM 10-Q JUNE 30, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

        Consolidated Statement of Income for the three and six months ended June 30, 2000 and 1999

        Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2000 and 1999

        Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999

        Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                    As of June 30, 2000 and December 31, 1999

                                               June 30, 2000   December 31, 1999
                                                 (unaudited)       (audited)
                                               -------------   -----------------
ASSETS
Cash and due from banks                         $  5,992,396     $  6,415,519
Interest-bearing deposits with financial
  institutions                                     6,675,713       11,541,860
                                                ------------     ------------
      Total cash and cash equivalents             12,668,109       17,957,379

Investment Securities:
Held to maturity
   U.S. Treasuries & Agencies                      5,960,630                0
Available for sale
   U.S. Treasuries & Agencies                     82,637,147       81,035,599
   State & Municipal                              19,672,352       22,556,775
   Other securities                                5,601,828        5,669,848
                                                ------------     ------------

      Total investment securities                113,871,957      109,262,221

Loans net of unearned income                     330,981,295      299,365,893
Allowance for loan losses                          3,294,190        3,172,375
                                                ------------     ------------

      Net loans                                  327,687,105      296,193,518

Loans available-for-sale                          10,588,245        5,254,316
Bank premises and equipment, net                  11,173,080        9,506,308
Accrued interest receivable                        3,592,632        3,262,362
Foreclosed assets held for sale                      214,321          412,922
Other assets                                       5,646,042        5,361,991
                                                ------------     ------------
      Total assets                              $485,441,491     $447,211,017
                                                ============     ============
LIABILITIES
Deposits
   Noninterest-bearing                          $ 41,878,518     $ 37,575,183
   Cert. of deposit $100,000 or more              95,611,396       66,642,656
   Other interest-bearing deposits               195,505,725      190,483,126
                                                ------------     ------------
      Total deposits                             332,995,639      294,700,965

Accrued expenses and other liabilities             3,231,136        2,829,770
Short-term borrowings                             58,594,218       60,249,046
Long-term debt                                    57,305,000       57,305,000
                                                ------------     ------------
   Total liabilities                             452,125,993      415,084,781
                                                ------------     ------------
Shareholders' Equity
   Common stock, 10,000,000 shares                 1,409,679        1,406,863
     authorized with out par value
   Surplus                                         7,388,325        7,266,168
   Undivided profits                              29,159,086       28,126,918
   Accumulated other comprehensive income
     (loss)                                       (4,641,592)      (4,673,713)
                                                ------------     ------------
      Total shareholders' equity                  33,315,498       32,126,236
                                                ------------     ------------
      Total liabilities and shareholders'
         equity                                 $485,441,491     $447,211,017
                                                ============     ============



                 See Notes to Consolidated Financial Statements.

                                 FIDELITY D & D
                          BANCORP, INC. and SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
             Three & Six Month Periods Ended June 30, 2000 and 1999
                                  (unaudited)

                                                             Three Months Ended               Six Months Ended
                                                        -----------------------------   -------------------------------
                                                            06/30/00        06/30/99      06/30/00        06/30/99
                                                        ----------------   ----------   -----------  ------------------
Interest Income
   Loans:
        Taxable                                            $6,417,767      $5,177,384   $12,429,630      $10,093,095
        Nontaxable                                            154,635         151,336       302,216          282,101
   Leases                                                     171,016          48,004       296,416           86,580
   Interest-bearing deposits with financial institutions        7,905          33,034        18,447           65,879
   Investment securities:
        US Treasury                                                 0          85,104             0          204,705
        US Government Agencies                              1,581,843       1,122,197     3,106,670        1,824,230
        States & Political Subdivisions (nontaxable)          272,487         295,967       557,804          595,806
        Other Securities                                       94,232          45,135       185,151           78,614
   Income federal funds sold                                        0          56,419             0          128,415
                                                           ----------      ----------   -----------      -----------
      Total interest income                                 8,699,885       7,014,580    16,896,335       13,359,425
                                                           ----------      ----------   -----------      -----------
Interest expense
   Certificates of deposit of $100,000 or more              1,291,749         923,427     2,419,174        1,566,070
   Other Deposits                                           2,185,353       1,752,095     4,268,767        3,423,590
   Securities sold under repurchase agreements                463,107         366,557       903,769          742,852
   Other Borrowings                                         1,202,264         628,211     2,217,354        1,173,208
      Total interest expense                                5,142,473       3,670,290     9,809,064        6,905,720
                                                           ----------      ----------   -----------      -----------
      Net interest income                                   3,557,412       3,344,290     7,087,270        6,453,705
Provision for loan losses                                     136,500         140,000       243,000          320,000
                                                           ----------      ----------   -----------      -----------
      Net interest income, after
       provision for loan losses                            3,420,912       3,204,290     6,844,270        6,133,705
                                                           ----------      ----------   -----------      -----------
Other income
Service charge on deposit accounts                            298,670         220,557       553,312          419,487
Gain on sale of securities                                      9,023               0        20,123                0
Gain on sale of loans and leases                               30,791          40,597        79,153           60,774
Gain on loans available-for-sale                               53,690               0        79,063                0
Other income                                                  223,584         166,911       404,971          299,312
                                                           ----------      ----------   -----------      -----------
      Total other income                                      615,758         428,065     1,136,622          779,573
                                                           ----------      ----------   -----------      -----------
Other expenses
   Salaries and employee benefits                           1,322,134       1,136,270     2,690,746        2,311,747
   Occupancy and equipment                                    484,925         363,312       982,831          667,745
   Shares Tax Expense                                          47,314          48,303       116,221           97,955
   FDIC assessment                                             14,937           7,382        30,347           14,564
   Advertising                                                112,326         120,331       229,543          216,597
   (Gain)/loss on sale of foreclosed assets
     held for sale                                             69,035          (1,184)       69,035           27,945
   Other expenses                                             967,103         795,204     1,790,277        1,390,389
                                                           ----------      ----------   -----------      -----------
      Total other expenses                                  3,017,774       2,469,618     5,908,999        4,726,941
                                                           ----------      ----------   -----------      -----------
Income before income taxes                                  1,018,896       1,162,737     2,071,893        2,186,337
Provision for income taxes                                    176,900         260,830       363,700          481,130
                                                           ----------      ----------   -----------      -----------
      Net Income                                           $  841,996      $  901,907   $ 1,708,193      $ 1,705,207
                                                           ==========      ==========   ===========      ===========
Net income per weighted average share                          $ 0.47           $0.50        $ 0.95            $0.95

Diluted earnings per share                                     $ 0.47           $0.50        $ 0.95            $0.95

Dividends per weighted average share                           $0.188           $0.15        $0.375            $0.30

                 See Notes to Consolidated Financial Statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2000 and 1999

                                                                                                         Accumulated
                                                Capital Stock                                               Other
                                          ------------------------                      Undivided       Comprehensive
                                           Shares         Amount         Surplus         Profits         Income(Loss)     Total
                                          -------       ----------      ----------     -----------      -------------  -----------
Balance, Dec. 31, 1998                    893,647       $1,396,324      $6,826,669     $25,656,844         $133,868    $34,013,705
                                                                                                                       -----------
Comprehensive income:
Net income                                                                               1,705,207                       1,705,207

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustment and tax effects                                                                               (2,782,375)    (2,782,375)
                                                                                                                       -----------
Comprehensive income                                                                                                    (1,077,168)
                                                                                                                       -----------
Cash dividends                                                                            (536,589)                       (536,589)

Dividend reinvestment                       2,839            4,437         173,644                                         178,082
                                        ---------       ----------      ----------     -----------      -----------    -----------
Balance, June 30, 1999                    896,486       $1,400,761      $7,000,313     $26,825,462      ($2,648,507)   $32,578,029
                                        =========       ==========      ==========     ===========      ===========    ===========

Balance, Dec. 31, 1999                    900,392       $1,406,863      $7,266,168     $28,126,918      ($4,673,713)   $32,126,236
                                                                                                                       -----------
Comprehensive income:
Net income                                                                               1,708,193                       1,708,193

Change in net unrealized
holding gains/(losses) on
available-for-sale
securities, net of reclassification
adjustment and tax effects                                                                                   32,121         32,121
                                                                                                                       -----------
Comprehensive income                                                                                                     1,740,314
                                                                                                                       -----------
Cash dividends                                                                            (676,026)                       (676,026)

Stock options exercised                       250              391          15,109                                          15,500

Dividend reinvestment                       1,553            2,425         107,048                                         109,473

Stock exchange                            901,816
                                        ---------       ----------      ----------     -----------      -----------    -----------
Balance June 30, 2000                   1,804,011       $1,409,679      $7,388,325     $29,159,085      ($4,641,592)   $33,315,498
                                        =========       ==========      ==========     ===========      ===========    ===========

                See Consolidated Notes to Financial Statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999

                                                                             2000                  1999
                                                                        -------------          ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                         $   1,708,193          $  1,705,207
     Adjustments to reconcile net income to net
     cash provided by, (used in), by operating activities:
        Depreciation                                                          427,800               286,866
        Amortization of securities
           (net of accretion)                                                 (34,184)              (80,967)
        Provision for loan losses                                             243,000               320,000
        Deferred income tax                                                   107,000              (23,000)
        Amortization of mortgage servicing rights                               9,527                     0
        (Gain)/loss sale of investment securities                             (20,123)                    0
        (Gain)/loss on sale of loans                                          (79,153)              (59,511)
        (Gain)/loss on sale of foreclosed assets held for sale                 69,035                34,384
        (Appreciation)/depreciation available-for-sale loans                  (79,063)                    0
        (Increase)/decrease in interest receivable                           (330,270)             (698,338)
        Increase/(decrease) in accrued expenses                               611,701              (237,591)
        (Increase)/decrease in other assets                                  (610,913)           (1,317,178)
                                                                        -------------          ------------
        Net cash provided by, (used in), operating activities               2,022,550               (70,128)
                                                                        -------------          ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from paydown of held-to-maturity securities                      33,580                     0
     Proceeds from sale of available-for-sale securities                    4,809,783                     0
     Proceeds from maturity, call and paydown
        of available-for-sale securities                                      540,334            20,793,361
     Purchase of available-for-sale securities                             (3,896,249)          (48,755,890)
     (Increase)/decrease in federal funds sold                                      0             6,500,000
     Proceeds from sale of loans                                            2,671,002             7,389,669
     (Increase)/decrease in loans and leases                              (45,678,916)          (44,246,300)
     Purchase of bank premises and equipment                               (2,094,572)           (1,858,095)
     Capital expenditures on foreclosed assets held for sale                        0              (327,060)
     Proceeds from sale of foreclosed assets held for sale                    214,425               167,707
                                                                        -------------          ------------
        Net cash used in investing activities                             (43,400,613)          (60,009,548)
                                                                        -------------          ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Net increase (decrease) in non interest-bearing deposits               4,303,335             2,433,510
     Net increase (decrease) in interest-bearing deposits                   5,022,599             8,924,546
     Net increase (decrease) in CD's $100,000 or more                      28,968,740            28,370,234
     Increase(decrease) in short term borrowings                           (1,654,828)           20,712,151
     Dividends paid                                                          (676,026)             (536,589)
     Proceeds from stock options exercised                                     15,500                     0
     Proceeds from dividend reinvestment                                      109,473               178,082
                                                                        -------------          ------------

        Net cash provided by financing activities                          36,088,793            60,081,934
                                                                        -------------          ------------
Net increase (decrease) in cash and cash equivalents                      (5,289,270)                 2,258

Cash and cash equivalents at beginning of period                           17,957,379             8,719,744
                                                                        -------------          ------------

Cash and cash equivalents at end of period                              $  12,668,109          $  8,722,002
                                                                        =============          ============

                 See Notes to Consolidated Financial Statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                             FORM 10-Q JUNE 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On August 10, 1999 Fidelity D&D Bancorp, Inc., was incorporated. Effective June 30, 2000, by operation of law, one share of The Fidelity Deposit & Discount Bank stock became the right to receive two shares of Fidelity D&D Bancorp, Inc. common stock. Fidelity D&D Bancorp, Inc., is not issuing fractional shares. Cash will be paid at the fair market value for the fractional shares of The Fidelity Deposit & Discount Bank stock after June 30, 2000.

     The accompanying unaudited financial statements of Fidelity D&D Bancorp, Inc., and subsidiary, The Fidelity Deposit & Discount Bank, (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principals ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform to the current year's presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please see the bank's Annual Report on Form 10-K for the period ended December 31, 1999.

     The bank is a commercial bank chartered by the Commonwealth of Pennsylvania. Commencing operations in 1903, the bank provides a full range of traditional banking services and alternative financial products from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

     Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management in accordance with GAAP prepared the unaudited financial statements. In meeting its responsibility for the financial statements, management depends on the company's accounting systems and related internal controls. These systems and controls are designed to provide reasonable, but not absolute, assurance that the financial records accurately reflect the transactions of the company, that company assets are safeguarded and that financial statements present fairly the financial position and results of operations of the company.

     In the opinion of management, the balance sheets as of June 30, 2000 and December 31, 1999 present fairly the financial position of the company as of those dates and the related statements of income, changes in shareholders' equity and cash flows for the six month periods ended June 30, 2000 and 1999 present fairly the results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made, and there have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period. These adjustments are of a normal reoccurring nature.

     This Current Report on Form 10-Q should be read in conjunction with the bank's audited financial statements for the year ended December 31, 1999 and the notes included therein, in the bank's Annual Report on Form 10-K, filed with the FDIC on March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

     In addition to historical information, this Form 10-Q may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include but are not limited to; those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period, (1,803,017 in 2000 and 1,789,339 in 1999).

     Diluted earnings per share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2000 and 1999:

                                                                           Common           Earnings
                                                          Income           Shares              per
June 30, 2000                                           Numberator       Denominator          Share
                                                        ----------       -----------         -------
Basic EPS                                               $1,708,193        1,803,017           $0.95
                                                                                              =====
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                         14,400
     Hypothetical share repurchase at $35.75                                (13,341)
                                                        ----------        ---------
Diluted EPS                                             $1,708,193        1,804,076           $0.95
                                                        ==========        =========           =====

June 30, 1999
Basic EPS                                               $1,705,207        1,789,339           $0.95
                                                                                              =====
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                          7,500
     Hypothetical share repurchase at $31.00                                 (7,500)
                                                        ----------        ---------
Diluted EPS                                             $1,705,207        1,789,339           $0.95
                                                        ==========        =========           =====


     Diluted earnings per share have been restated for the 2000 two-for-one stock exchange.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                             FORM 10-Q JUNE 30, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     1. Changes in Financial Condition

     Total deposits increased $38,295,000 or 12.99% from $294,701,000 at December 31, 1999 to $332,996,000 at June 30, 2000. The success at attracting new customers and additional funds from existing depositors can be linked to the new and renovated branches and competitive product pricing.

     Non interest-bearing deposits rose $4,303,000 or 11.45% during 2000.

     Interest-bearing deposits increased $33,992,000 or 13.22%. The introduction of the tiered balance Super NOW accounts helped to generate a $16,740,000 overall increase in NOW accounts. An increase of $24,805,000 in public fund CD's of $100,000 or more, caused CD's of $100,000 or more to increase $28,969,000 or 43.47% during 2000. Withdrawals from savings and money market accounts, particularly public funds, reduced the amount of the increases.

     Short-term Borrowings, which are comprised of Repurchase Agreements (Repos), Treasury, Tax and Loan Retained Funds and Federal Funds Purchased, decreased $1,655,000 or 2.75%. Of the total decrease, Fed Funds Purchased was reduced $5,850,000. The reduction in Fed Funds Purchased was due, in part, to reductions in currency, which had been increased for Year 2000 considerations. Repos increased $4,321,000, due in part to real estate tax collections from local municipalities.

     The rise in Deposits less the decrease in Short-term Borrowings, the increase in Common Stock and Surplus, through the Dividend Reinvestment Plan, and the retention of earnings, caused Total Footings to increase $38,230,000 or 8.55% since December 31, 1999.

     During 2000, net loans grew $31,494,000 or 10.63%. Commercial loans increased $26,036,000 and consumer loans and leases increased $9,845,000. Residential mortgages and student loans totaling $2,592,000 were sold during 2000 to provide liquidity and improve yield. In addition, residential mortgages of $5,994,000 were securitized and reclassified as investments. This activity provided the company with a FNMA guarantee on the loans within the investment pools, thereby reducing the potential for loss due to delinquency. The investment pools became an acceptable asset to pledge as collateral for Public Fund deposits. The company has classified residential mortgages, student loans and SBA guaranteed loans of $10,588,000 as available-for-sale.

     The following table reflects the composition of the loan portfolio:

                                     June 30, 2000           December 31, 1999
                                     -------------           -----------------
Real estate                           $109,365,985              $111,242,490
Consumer                                71,046,462                64,998,362
Commercial                             139,097,491               113,061,093
Direct financing leases                  9,507,935                 5,710,579
Real estate construction                 3,594,052                 5,335,753
-----------------------------------------------------------------------------
Gross Loans                            332,611,925               300,348,277
Less:
Unearned discount                        1,630,630                   982,384
Allowance for loan loss                  3,294,190                 3,172,375
-----------------------------------------------------------------------------
Net Loans                             $327,687,105              $296,193,518
=============================================================================

     Paydowns and early calls of US Agency and Municipal bonds totaled $574,000. Municipal bonds of $4,790,000, classified as available-for-sale, were sold prior to being called. A $2,000,000 US Government Agency bond and municipal bonds totaling $1,896,000 were purchased during the first half of 2000. These activities and the addition of the $5,994,000 securitized loans, plus a $32,000 increase in the market value of available-for-sale securities were the major changes in the investment portfolio.

     Fluctuations in capital markets cause frequent changes in the market value of investments. This particular decline does not indicate a material weakness in the company. Market conditions are monitored daily and the bank is prepared to take remedial actions if deemed appropriate.

     Securities held-to-maturity and available-for-sale, at June 30, 2000, consist of the following:

                                   Amortized      Unrealized     Unrealized               Fair
                                        cost           gains         Losses              value
      Held-to-maturity
Mortgage backed securities        $5,960,630              $0       $340,877         $5,619,753
                                --------------------------------------------------------------

   Total held-to-maturity         $5,960,630              $0       $340,877         $5,619,753
                                ==============================================================

     Available-for-sale
Agencies                         $81,294,133              $0     $5,975,273        $75,318,861
State and municipal               20,394,695          82,510        804,853         19,672,352
Mortgage backed securities         7,684,088           7,863        373,665          7,318,286
                                --------------------------------------------------------------
          Sub total              109,372,916          90,374      7,153,791        102,309,499
Stock                              5,571,126         111,270         80,568          5,601,828
                                --------------------------------------------------------------

  Total available-for-sale      $114,944,042        $201,644     $7,234,359       $107,911,326
                                ==============================================================

         Grand total            $120,904,672        $201,644     $7,575,236       $113,531,080
                                ==============================================================

     We list below the contractual maturities of securities held-to-maturity and securities available-for-sale at June 30, 2000. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                              Book                Market
              Held-to-maturity                               Value                 value
              ----------------                               -----                 -----
Mortgage backed securities                            $  5,960,630          $  5,619,753
----------------------------------------------------------------------------------------
           Total held-to maturity                     $  5,960,630          $  5,619,753
========================================================================================
             Available-for-sale
             ------------------
One year or less                                          $200,087              $200,156
One through five years                                   2,950,000             2,846,047
Five through ten years                                  31,118,029            29,417,863
Over ten years                                          67,420,712            62,527,147
----------------------------------------------------------------------------------------
                  sub total                            101,688,828            94,991,213
Mortgage backed securities                               7,684,088             7,318,286
Equity securities                                        5,571,126             5,601,828
========================================================================================
                  Total available-for-sale            $114,944,042          $107,911,327
========================================================================================
                  Grand total                         $120,904,672          $113,531,080
========================================================================================

     Continued branching and improvements to both plant and equipment caused bank premises and equipment to increase $1,667,000, net of depreciation, in 2000. During the first quarter of 2000 the company opened a new branch at 1598 Main Street, Peckville, Pennsylvania. The property is leased from a non-related entity.

     The company purchased a commercial property at 116-118 N. Blakely Street, Dunmore, Pennsylvania, during the first quarter of 2000. The building is currently occupied by the United States Postal Service and will continue to be under a lease expiring January 31, 2005. The Post Office has an option to renew that is scheduled to expire on January 31, 2010. The property was acquired for future expansion.

     Total assets of the company have grown $78,070,000 or 19.16% from $407,371,000 to $485,441,000 for the twelve months ending June 30, 2000. The increase is a result of a $53,267,000 rise in deposits, a $23,530,000 net increase in borrowings and a net increase in Capital of $737,000.

     The funds accumulated through the increases in liabilities were used for net loan growth of $59,737,000, an increase in investments of $9,417,000 and fixed asset expansion of $3,153,000.

     Excluding the effect of the net change in the market value of available-for-sale securities, Shareholders' Equity increased $1,157,000 for the six months ending June 30, 2000 and by $2,731,000 for the twelve-month period ending June 30, 2000. The increases are a result of the retention of profits and the issuance of common stock under the Dividend Reinvestment plan.

2. Changes in Results of Operations

Net Income

     Net Income for the six months ending June 30, 2000 and 1999 was $1,708,193 and $1,705,207, respectively. The significant differences are as follows:

                                                     2000                 1999           Difference
                                                   ----------           ----------       ----------
Net interest income                                $7,087,270           $6,453,705         $633,566     A
Provision for loan losses                             243,000              320,000           77,000
Deposit service charges and other income              958,283              718,799          239,484     B
Gain on sale of assets                                 99,276               60,774           38,502
AFS loan appreciation                                  79,063                    0           79,063
Salaries and employee benefits                      2,690,746            2,311,747         (378,999)    C
Occupancy and equipment                               982,831              667,745         (315,086)    D
Other expense                                       2,235,422            1,747,449         (487,973)    E
Provision for income tax                              363,700              481,130          117,430     F


A) The tax equivalent, ("TE"), yield on Average Earning Assets increased 28 basis points, from 7.45% at June 30, 1999 to 7.73% at June 30, 2000. This action was caused by changes in National Prime, which had a direct effect on loans subject to immediate repricing. Approximately 18% of the loan portfolio is subject to immediate repricing. At the same time competition from non-traditional sources for deposit dollars and competitive interest rates paid for preferred accounts and accounts at the new branch locations, caused the cost of funds to increase 61 basis points. The decline in TE net yield was offset by a rise in loan and investment volume, and that enabled the company to increase Net Interest Income by $633,566.

B) Service charges on deposit accounts increased $134,000 due to volume increases and a new fee structure. Gross fees from the Trust Department and merchant credit cards increased $84,000.

C) Merit pay increases and additions to staff caused Personnel expense to increase 16.39%. At June 30, 2000, the company employed 171 full time equivalent employees and at June 30, 1999, the company employed 161. On average, the number of full time equivalent employees increased 12% since June 30, 1999.

D) Occupancy and equipment expense increased due to the opening of the new branches. Included in the increase is a $141,000 increase in depreciation expense.

E) Included in Other Expense, at June 30, 2000, are charges of $150,000 related to organization of Fidelity D&D Bancorp, Inc. A rise in merchant credit card volume caused related expenses to increase $48,000. Advertising, postage, courier expense, supplies, ATM expenses and communications, all impacted by the bank's new locations, increased $134,000. Correspondent bank expense increased $13,000, capital shares expense increased $18,000 and state banking charges and the bank's FDIC assessment increased $20,000.

F) The difference between the expected and actual provision for income taxes is primarily the result of tax-free interest income. Also, for the six months ended June 30, 2000, the provision has been reduced by approximately $61,000 of low income housing credits.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (in thousands of dollars)

TAX EQUIVALENT YIELD
Average Earnings                                June 30, 2000          December 31, 1999      June 30, 1999
Assets

Loans & Leases                                     $315,688                $281,347             $262,805
Investments                                         120,053                 100,882               88,372
Fed Funds                                                 0                   2,682                5,365
Interest Bearing
        Deposits                                      7,081                   6,629                6,809
                                                   --------                --------             --------
      Total                                        $442,822                $391,540             $363,351
                                                   ========                ========             ========
Average Interest
Bearing Liabilities

Other Interest-bearing Deposits                    $ 85,312                $ 69,131             $ 64,890
CD's                                                186,517                 173,626              161,767
Other Borrowed Funds                                 75,622                  56,943               46,055
Repurchase Agreements                                33,300                  31,639               31,699
                                                   --------                --------             --------

      Total                                        $380,751                $331,339             $304,411
                                                   ========                ========             ========


                                               Six months ended          Year ended         Six months ended
                                                June 30, 2000         December 31, 1999      June 30, 1999
Interest Income

Loans & Leases                                     $ 12,925                $ 22,294             $ 10,309
Investments                                           4,080                   6,774                2,227
Fed Funds                                                 0                     128                  128
Interest Bearing
        Deposits                                         18                      89                   66
                                                   --------                --------             --------
      Total                                        $ 17,023                $ 29,285             $ 13,430
                                                   ========                ========             ========
Interest Expense

Other Interest-bearing Deposits                    $  1,366                $  1,589             $    702
CD's                                                  5,322                   9,269                4,288
Other Borrowed Funds                                  2,217                   2,999                1,173
Repurchase Agreements                                   904                   1,519                  743
                                                   --------                --------             --------
      Total                                        $  9,809                $ 15,376             $  6,906
                                                   ========                ========             ========
Net Interest Income                                $  7,214                $ 13,909             $  6,524
                                                   ========                ========             ========
Yield on Average
  Earning Assets                                       7.73%                   7.48%                7.45%
Cost of Average Interest-bearing
  Liabilities                                          5.18%                   7.48%                4.57%
                                                   --------                --------             --------
Interest Rate Spread                                   2.55%                   2.84%                2.88%
                                                   ========                ========             ========
Net Yield on Average Earning Assets                    3.28%                   3.55%                3.62%


                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            Provision for Loan Losses

                                    June 30, 2000        December 31, 1999           June 30, 1999

Net Loans                             338,275,350              301,447,834             278,538,334

Allowance for loan losses               3,294,190                3,172,375               3,205,142

Percentage to net loans                     0.97%                    1.05%                   1.15%

Provision for loan losses
     Year ended                                                    530,000
     Six months ended                     243,000                                          320,000
     Three months ended                   136,500                                          140,000

(Charge offs)/recoveries, net
   Year ended                                                     (365,338)
    Six months ended                     (121,185)                                        (122,571)
     Three months ended                    11,696                                          (75,952)


     In addition to the Allowance for Loan Loss, there are other reserves not recorded on the bank's records that are available to mitigate potential loan loss. The guaranteed portion of SBA and Student Loans, which are either 90 days or more delinquent or classified as non-accrual, was $182,000 at June 30, 2000. The reserve set aside by the Commonwealth of Pennsylvania for loans registered in the PENNCAP program was $215,000 at June 30, 2000.

     The allowance for loan loss is established through a provision for loan losses. The allowance represents an amount, which, in management's judgement will be adequate to absorb possible losses on existing loans and leases. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as:

     o changes in the nature and volume of the loan portfolio;

     o current economic conditions that may affect the borrower's ability to repay;

     o overall portfolio quality; and o review of specific impaired loans.

     Loans considered uncollectible are charged to the allowance. Recoveries on charged-off loans are added to the allowance.

     A loan is considered impaired when, based on current information, it is probable that the company will be unable to collect the scheduled payments. Factors considered in determining impairment include payment status and collateral value. The significance of payment shortfalls is determined on a case-by-case basis. Such factors include the length of the delinquency, the underlying reasons and the borrowers prior payment record. Impairment is measured on a case-by-case basis. The company does not group homogeneous loans collectively for the purpose of determining impairment.

     The company carefully monitors potential problem loans. Potential problem loans are those where there is known information that leads the company to believe repayment is in jeopardy. The loans are either non-accrual or past due 90 days or more. Non-accrual loans and loans that were past due 90 days or more, at June 30, 2000, were $1,535,000 and $2,934,000, respectively. At June 30,
2000, the allowance for loan loss represents 214.65% of non-accrual loans and 112.27% of loans 90 days or more past due.

     Interest rate risk management is an integral part of the Asset Liability Management Process. Interest rate risk is defined as the degree to which interest rate movements may affect net Interest Income and the Balance Sheet. Fluctuations in rates can affect income through the balance of repricing assets and source funds. If more assets reprice than liabilities, the Balance Sheet is positively gapped. This position contributes favorably to net interest income in a rising interest rate environment. Conversely, if the Balance Sheet has more liabilities repricing than assets, the Balance Sheet is liability sensitive and negatively gapped. In a declining rate environment, net interest income would improve.

     The company uses a simulation model to better understand the risks to the company that may be brought about by changes in market interest rates. At June 30, 2000, the company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation were within established policy limits for changes in net interest income.

     Liquidity for a bank is the ability to fund customers' needs for borrowings and withdrawals. Sources of liquidity are:

     o Asset maturities, paydowns and sales,

     o Growth of core deposits,

     o Growth of Repurchase Agreements, and

     o Increase of other borrowed funds.

     Management monitors asset and liability maturities to match anticipated cash flow requirements. These cash flow requirements are reviewed with the use of internally generated reports. The company has instituted certain procedures and policy guidelines to manage the rate sensitive position. Those internal rules enable the company to react to changes in market rates and protect net interest income from significant fluctuations.

Liquidity (in thousands of dollars)

                                              June 30, 2000        Dec 31, 1999       June 30, 1999
Assets due within one year                         $131,574            $117,952            $105,656

Liabilities due within one year                    $235,471            $210,598            $186,496

Percent of assets due within one year
to liabilities due within one year                   55.88%              56.01%              56.65%



     Management believes that the present level of liquidity is adequate for current operations. Investments were scheduled by maturity dates.

     Liabilities included deposits not having stated maturity dates, (DDA's, NOWs, Savings & MMDA's), in the amounts reported. In addition, sweep accounts were classified as having immediate maturity dates.

     This presentation does not take into consideration Lines of Credit that are available to the company, or assets available-for-sale, both of which could be used to meet liquidity needs.

     The bank's capital amounts and ratios are as follows:

                                                                                              To be Well Capitalized Under
                                                                     For Capital Adequacy       Prompt Corrective Action
                                              Actual                       Purposes                    Provisions
                                       Amount        Ratio           Amount         Ratio        Amount            Ratio
As of June 30, 2000
Total Capital
  (to Risk Weighted Assets)         $41,199,497      12.64%        $26,071,512      8.00%       $32,589,391       10.00%
Tier 1 Capital
  (to Risk Weighted Assets)         $37,905,307      11.63%        $13,035,756      4.00%       $19,553,634        6.00%
Tier 1 Capital
  (to Average Assets)               $37,905,307       8.30%        $18,275,427      4.00%       $22,844,283        5.00%


 The ratios for the company are not materially different from those of the bank.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings: In the opinion of Management, there are no proceedings pending to which the Company is a party or to which its property is subject, which if determined adversely to the Company, would be material in relation to the Company's undivided profits or financial condition. In addition, there are no material proceedings pending, threatened or contemplated against the Company by government authorities.

ITEM 2.  Changes in Securities: None

ITEM 3.  Default Upon Senior Securities: None

ITEM 4.  Submission of Matters to a Vote by Security Holders.

     At the annual meeting of shareholders held on May 2, 2000, the following matters were voted on:

     A) The reorganization of the bank as a wholly owned subsidiary of Fidelity D & D Bancorp, Inc., a Pennsylvania corporation.
             For 717,792 Against 19,925, Abstain 2,196

     B)   Fixing the number of Class A Directors at four:
             For 755,863, Against 2,295, Abstain 2,381

     C)   Election of Class A Directors to a term ending in 2002:

                                                                       Withhold
          Nominee                                        For          Authority
          -------                                        ---          ---------
          Paul A. Barrett                              757,795           2,744
          John T. Cognetti                             757,795           2,744
          John F. Glinsky, Jr.                         757,795           2,744
          Michael J. McDonald                          757,795           2,744

          Directors continuing in office:
          Michael F. Marranca                     Samuel C. Cali
          Patrick A. Calvey, Jr.                  Patrick J. Dempsey
          Herbert M. McDonald, MD                 David L Tressler, Sr.


     D) Appointment of Parente Randolph, PC., Wilkes Barre, Pa. as the independent audit firm for the bank during the year ending December 31, 2000:

                    For 753,413, Against 4,111, Abstain 3,015

          At the record date, 902,200 shares of common stock were outstanding. Total votes cast equaled 765,539 or 84.85% of eligible shares.

ITEM 5.  Other Information: Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)               Exhibits

        Exhibit 3(i)      Amended and Restated Articles of
                          Incorporation of Registrant, incorporated by reference to Annex B of the Proxy
                          Statement/Prospectus included in
                          Registrant's Amendment No. 4 to its
                          Registration Statement No. 333-90273 on Form
                          S-4, filed with the SEC on April 6, 2000.

        Exhibit 3(ii)     Bylaws of Registrant, incorporated by
                          reference to Annex C of the Proxy
                          Statement/Prospectus included in
                          Registrant's Amendment No. 4 to its
                          Registration Statement No. 333-90273 on Form
                          S-4, filed with the SEC on April 6, 2000.

        Exhibit 10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, incorporated by reference to Exhibit
                          10.1 of Registrant's Registration Statement
                          No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.

        Exhibit 10.2      1998 Stock Incentive Plan of The
                          Fidelity Deposit and Discount Bank,
                          incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No.
                          333-90273 on Form S-4, filed with the SEC on November 3, 1999.

        Exhibit 27        Financial Data Schedule

        (b)  Reports on Form 8-K

     On July 12, 2000, Registrant filed a Current Report on Form 8-K with the SEC to report, under Item 2, the acquisition of The Fidelity Deposit and Discount Bank as Registrant's wholly owned subsidiary effective June 30, 2000.

                   FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                               DUNMORE, PA 18512

                            Form 10-Q JUNE 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: August 8, 2000                    /s/ Michael F. Marranca
                                        ----------------------------------------
                                        MICHAEL F. MARRANCA, PRESIDENT AND CEO

DATE: August 8, 2000                    /s/ Robert P. Farrell
                                        ----------------------------------------
                                        ROBERT P. FARRELL
                                        TREASURER