Form 10-Q
period 2000-09-30
FIDELITY D & D BANCORP INC
filed 2000-11-14
CIK 1098151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at September 30, 2000 was 1,804,011.

                   FIDELITY D & D BANCORP, INC and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2000
                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999                                           1

         Consolidated Statement of Income for the three and nine
              months ended September 30, 2000 and 1999                        2

         Consolidated Statement of Changes in Shareholders' Equity
              for the nine months ended September 30, 2000 and 1999           3

         Consolidated Statement of Cash Flows for the nine months
              ended September 30, 2000 and 1999                               4

         Notes to Consolidated Financial Statements                         5-7

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-16

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk        15-16
         (Included in Management's Discussion and Analysis of
              Financial Condition and Results of Operation)


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   17

ITEM 2.  Change in Securities and Use of Proceeds                            17

ITEM 3.  Defaults Upon Senior Securities                                     17

ITEM 4.  Submission of Matters to a Vote of Security Holder                  17

ITEM 5.  Other Information                                                   17

ITEM 6.  Exhibits and Reports on Form 8-K                                 17-18

Signature Page                                                               19

Exhibit Index                                                                20

Exhibit 27 - Financial Data Schedule                                         21

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 As of September 30, 2000 and December 31, 1999


                                               Sept.30,2000    December 31, 1999
                                               (unaudited)         (audited)
                                               ------------     ----------------
ASSETS
Cash and due from banks                        $  4,993,906       $  6,415,519
Interest-bearing deposits with financial
   institutions                                   8,147,450         11,541,860
                                               ------------       ------------
      Total cash and cash equivalents            13,141,356         17,957,379

Investment Securities:
Held to maturity
   U.S. Treasuries & Agencies                     7,675,982                  0
Available for sale
   U.S. Treasuries & Agencies                    85,395,159         81,035,599
   State & Municipal                             19,939,015         22,556,775
   Other securities                               5,639,734          5,669,848
                                               ------------       ------------
      Total investment securities               118,649,890        109,262,221

Loans net of unearned income                    326,830,462        299,365,893
Allowance for loan losses                         3,121,703          3,172,375
                                               ------------       ------------
      Net loans                                 323,708,759        296,193,518

Loans available-for-sale                         17,424,132          5,254,316
Bank premises and equipment, net                 11,432,992          9,506,308
Accrued interest receivable                       4,456,254          3,262,362
Foreclosed assets held for sale                     567,491            412,922
Other assets                                      5,075,352          5,361,991
                                               ------------       ------------
      Total assets                             $494,456,226       $447,211,017
                                               ============       ============

LIABILITIES
Deposits
   Noninterest-bearing                          $40,854,288        $37,575,183
   Cert. of deposit $100,000 or more            103,180,646         66,642,656
   Other interest-bearing deposits              197,608,735        190,483,126
                                               ------------       ------------
      Total deposits                            341,643,669        294,700,965

Accrued expenses and other liabilities            3,336,102          2,829,770
Short-term borrowings                            57,363,368         60,249,046
Long-term debt                                   57,305,000         57,305,000
                                               ------------       ------------
   Total  liabilities                           459,648,139        415,084,781
                                               ------------       ------------

Shareholders' Equity
   Common stock, 10,000,000 shares                1,409,678          1,406,863
     authorized with out par value
   Surplus                                        7,388,298          7,266,168
   Undivided profits                             29,755,149         28,126,918
   Accumulated other comprehensive income
     (loss)                                      (3,745,038)        (4,673,713)
                                               ------------       ------------
      Total shareholders' equity                 34,808,087         32,126,236
                                               ------------       ------------

      Total liabilities and shareholders'
        equity                                 $494,456,226       $447,211,017
                                               ============       ============

See Notes to Consolidated Financial Statements

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
          Three & Nine Month Periods Ended September 30, 2000 and 1999
                                  (unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                          ---------------------------     ---------------------------
                                                            09/30/00        09/30/99       09/30/00        09/30/99
                                                          ------------    -----------     ----------     ------------
Interest Income
   Loans:
        Taxable                                            $6,797,354      $5,700,111     $19,031,379    $15,385,460
        Nontaxable                                            185,516         182,190         487,732        464,290
   Leases                                                     179,791          41,040         439,154        127,275
   Interest-bearing deposits with financial                    23,194          15,302          41,641         81,181
      institutions
   Investment securities:
        US Treasury                                                 0               0               0        204,705
        US Government Agencies                              1,648,118       1,413,274       4,754,789      3,237,504
        States & Political Subdivisions
           (nontaxable)                                       249,472         290,690         807,276        886,496
        Other Securities                                       95,225          62,610         280,376        141,224
   Income federal funds sold                                        0               0               0        128,415
                                                           ----------      ----------     -----------    -----------
      Total interest income                                 9,178,670       7,705,217      25,842,347     20,656,550
                                                           ----------      ----------     -----------    -----------
Interest expense
   Certificates of deposit of $100,000 or more              1,682,333         938,401       4,101,508      2,504,472
   Other Deposits                                           2,487,329       1,959,418       6,756,096      5,383,008
   Securities sold under repurchase agreements                483,600         382,618       1,387,369      1,125,470
   Other Borrowings                                         1,143,712         791,119       3,361,066      1,964,327
      Total interest expense                                5,796,974       4,071,556      15,606,039     10,977,277
                                                           ----------      ----------     -----------    -----------
      Net interest income                                   3,381,696       3,633,661      10,236,308      9,679,273
Provision for loan losses                                     138,000          85,000         381,000        405,000
                                                           ----------      ----------     -----------    -----------
      Net interest income, after
       provision for loan losses                            3,243,696       3,548,661       9,855,308      9,274,273
                                                           ----------      ----------     -----------    -----------

Other income
Service charge on deposit accounts                            348,816         232,669         902,128        536,443
Gain on sale of securities                                          0           1,400          20,123          1,400
Gain on sale of loans and leases                               68,621           8,219         147,774         68,993
Gain on loans available-for-sale                               66,808               0         145,871              0
Other income                                                  420,154         198,722       1,057,783      1,067,096
                                                           ----------      ----------     -----------    -----------
      Total other income                                      904,399         441,010       2,273,679      1,673,932
                                                           ----------      ----------     -----------    -----------
Other expenses
   Salaries and employee benefits                           1,345,344       1,302,981       4,223,643      3,785,539
   Occupancy and equipment                                    582,116         367,149       1,564,947      1,080,151
   Shares Tax Expense                                          93,398          83,433         209,619        181,388
   Advertising                                                100,906          94,216         330,449        310,813
 (Gain)/loss - sale of foreclosed assets held
     for sale                                                       0           1,183          69,035         35,542

   Other expenses                                             808,422         817,982       2,441,492      2,045,152
                                                           ----------      ----------     -----------    -----------
      Total other expenses                                  2,930,186       2,666,944       8,839,185      7,438,585
                                                           ----------      ----------     -----------    -----------
Income before income taxes                                  1,217,909       1,322,727       3,289,802      3,509,620
Provision for income taxes                                    270,050         303,770         633,750        784,900
                                                           ----------      ----------     -----------    -----------
      Net Income                                           $  947,859      $1,018,957      $2,656,052     $2,724,720
                                                           ==========      ==========     ===========    ===========

Net income per weighted average share                           $0.53           $0.57           $1.47          $1.52

Diluted earnings per share                                      $0.53           $0.57           $1.47          $1.52

Dividends per weighted average share
                                                                $0.195          $0.15           $0.57          $0.45

See Notes to Consolidated Financial Statements

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                                           Accumulated
                                      Capital Stock                                              Other
                                                                           Undivided     Comprehensive
                                 Shares          Amount       Surplus        Profits       Income(Loss)      Total
                                 ------          ------       -------      ---------     -------------       -----
Balance, Dec. 31, 1998           893,647       $1,396,324    $6,826,669   $25,656,844       $133,868      $34,013,705
                                                                                                          -----------
Comprehensive income:
Net income                                                                  2,724,720                       2,724,720

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustment and tax effects                                                                (3,176,374)      (3,176,374)
                                                                                                          -----------
Comprehensive income                                                                                         (451,654)
                                                                                                          -----------
Cash dividends                                                               (805,509)                       (805,509)


Dividend reinvestment              4,089            6,389       259,054                                       265,443
                                --------       ----------    ----------   -----------    -----------      -----------

Balance, September 30, 1999      897,736       $1,402,713    $7,085,723   $27,576,055    ($3,042,506)     $33,021,985
                                ========       ==========    ==========   ===========    ===========      ===========



Balance, Dec. 31, 1999           900,392       $1,406,863    $7,266,168   $28,126,918    ($4,673,713)     $32,126,236
                                                                                                          -----------
Comprehensive income:
Net income                                                                  2,656,052                       2,656,052

Change in net unrealized
holding gains/(losses) on
available-for-sale
securities,
net of reclassification
adjustment and tax effects                                                                   928,675          928,675
                                                                                                          -----------
Comprehensive income                                                                                        3,584,727
                                                                                                          -----------

Cash dividends                                                             (1,027,821)                     (1,027,821)

Stock exchange                   901,816


Stock options exercised              250              391        15,109                                        15,500

Dividend reinvestment              1,553            2,424       107,021                                       109,445
                               ---------       ----------    ----------   -----------    -----------      -----------

Balance September 30, 2000     1,804,011       $1,409,678    $7,388,298   $29,755,149    ($3,745,038)     $34,808,087
                               =========       ==========    ==========   ===========    ===========      ===========

See Notes to Consolidated Financial Statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                             2000                  1999
                                                                             -----                 ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income....................................................      $    2,656,052         $   2,724,720
     Adjustments to reconcile net income to net
     cash provided by, (used in), by operating activities:
        Depreciation...............................................             716,700               430,299
        Amortization of securities
                (net of accretion).................................             (52,374)             (103,809)
        Provision for loan losses..................................             381,000               405,000
        Deferred income tax........................................             503,625               (16,800)
        Amortization of mortgage servicing rights .................              15,629                     0
        (Gain)/loss sale of investment securities..................             (20,123)               (1,400)
        (Gain)/loss on sale of loans...............................            (147,774)              (68,993)
        (Gain)/loss on sale of foreclosed assets held for sale.....              69,035                35,542
        (Appreciation)/depreciation available-for-sale
                loans..............................................            (145,871)                    0
        (Increase)/decrease in interest receivable ................          (1,193,892)           (1,515,133)
        Increase/(decrease) in accrued expenses....................             506,332               126,073
        (Increase)/decrease in other assets........................            (711,025)           (1,059,848)
                                                                         --------------        --------------
        Net cash provided by, (used in), operating activities .....           2,577,314               955,651
                                                                         --------------        --------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from paydown of held-to-maturity
         securities ...............................................             157,489                     0
     Proceeds from sale
        of available-for-sale securities...........................           4,809,783               201,400
     Proceeds from maturity, call and paydown
        of available-for-sale securities...........................             854,360            22,687,019
     Purchase of available-for-sale securities.....................          (5,896,249)          (55,509,440)
     (Increase)/decrease in federal funds sold.....................                   0             6,500,000
     Proceeds from sale of loans...................................           5,424,884             9,738,225
     (Increase)/decrease in loans and leases.......................         (53,410,703)          (65,443,971)
     Purchase of bank premises and equipment.......................          (2,643,384)           (2,663,416)
     Capital expenditures on foreclosed assets held for sale.......             (41,177)             (420,583)
     Proceeds from sale of foreclosed assets held for sale.........             197,509               165,718
                                                                         --------------        --------------
        Net cash used in investing activities......................         (50,547,488)          (84,745,048)
                                                                         --------------        --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net increase(decrease) in non interest-bearing deposits ......           3,279,106             1,901,833
     Net increase(decrease) in interest-bearing deposits ..........           7,125,609            18,883,604
     Net increase(decrease) in CD's $100,000 or more ..............          36,537,990            36,870,437
     Increase(decrease) in short term borrowings ..................          (2,885,678)           21,076,471
     Net increase (decrease) in long term debt ....................                   0             5,000,000
     Dividends paid................................................          (1,027,821)             (805,509)
     Proceeds from stock options exercised.........................              15,500                     0
     Proceeds from dividend reinvestment ..........................             109,445               265,442
                                                                         --------------        --------------
        Net cash provided by financing activities .................          43,154,151            83,192,278
                                                                         --------------        --------------
Net increase(decrease) in cash and cash equivalents ...............          (4,816,023)             (597,119)

Cash and cash equivalents at beginning of period...................          17,957,379             8,719,744
                                                                         --------------        --------------
Cash and cash equivalents at end of period.........................      $   13,141,356        $    8,122,625
                                                                         ==============        ==============

See Notes to Consolidated Financial Statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 10, 1999 Fidelity D&D Bancorp, Inc. (the Company) was incorporated. Effective June 30, 2000, by operation of law, one share of The Fidelity Deposit & Discount Bank (the Bank) stock became the right to receive two shares of Fidelity D&D Bancorp, Inc. common stock. Fidelity D&D Bancorp, Inc. did not issue fractional shares. Cash was paid at the fair market value for the fractional shares of The Fidelity Deposit & Discount Bank stock.

         The accompanying unaudited financial statements of Fidelity D&D Bancorp, Inc. and subsidiary, The Fidelity Deposit & Discount Bank, have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the bank's Annual Report on Form 10-K for the period ended December 31, 1999.

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

         In the opinion of management, the balance sheets as of September 30, 2000 and December 31, 1999 present fairly the consolidated financial position of the Company as of those dates and the related statements of income, changes in shareholders' equity and cash flows for the nine month periods ended September 30, 2000 and 1999 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made, and there have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period. These adjustments are of a normal reoccurring nature.

         This Quarterly Report on Form 10-Q should be read in conjunction with the Bank's audited financial statements for the year ended December 31, 1999 and the notes included therein, in the Bank's Annual Report on Form 10-K, filed with the FDIC on March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

         In addition to historical information, this Form 10-Q may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include but are not limited to those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, (1,803,388 in 2000 and 1,790,712 in 1999).

         Diluted earnings per share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

         The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2000 and 1999:

                                                                                        Common              Earnings
                                                                     Income             Shares                per
September 30, 2000                                                  Numerator         Denominator            Share
                                                                    ---------         -----------            -----
Basic EPS                                                           $2,656,052         1,803,388             $1.47
                                                                                                             =====
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                                      14,400
     Hypothetical share repurchase at $37.75                                             (12,634)
                                                                    ----------         ---------
Diluted EPS                                                         $2,656,052         1,805,154             $1.47
                                                                    ==========         =========             =====

September 30, 1999
Basic EPS                                                           $2,724,720         1,790,712             $1.52
                                                                                                             =====
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                                       7,500
     Hypothetical share repurchase at $34.75                                              (6,691)
                                                                    ----------         ---------
Diluted EPS                                                         $2,724,720         1,791,521             $1.52
                                                                    ==========         =========             =====

         Diluted earnings per share have been restated for the June 30, 2000 two-for-one stock exchange.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.       Changes in Financial Condition

         Total deposits increased $46,943,000 or 15.93% from $294,701,000 at December 31, 1999 to $341,644,000 at September 30, 2000. The success at attracting new customers and additional funds from existing depositors, may be linked to the new and renovated branches and competitive product pricing.

         Non interest-bearing deposits rose $3,279,000 or 8.73% during 2000.

         Interest-bearing deposits increased $43,664,000 or 16.98%. The introduction of the tiered balance Super NOW accounts helped to generate a $8,256,000 overall increase in NOW accounts. An increase of $15,038,000 in public fund CD's of $100,000 or more and $20,833,000 in personal and non-personal CD's of $100,000 or more, caused CD's of $100,000 or more to increase $36,538,000 or 54.83% during 2000. Included in the non-personal CD's were brokered funds totaling $9,851,000. The Company accessed this source of funds to satisfy liquidity demands. CD's under $100,000 increased $10,403,000 in 2000. Withdrawals from savings and money market accounts, particularly public funds, reduced the amount of the increases.

         Short-term Borrowings, which are comprised of Repurchase Agreements (Repos), Treasury Tax and Loan Retained Funds and Federal Funds Purchased, decreased $2,886,000 or 4.79%. Of the total decrease, Federal Funds Purchased were reduced $13,400,000. The reduction in Federal Funds Purchased was due in part to reductions in currency, which had been increased for Year 2000 considerations and the increase in deposits and Repos. Repos increased $11,313,000, due in part to real estate tax collections from local municipalities.

         The rise in Deposits less the decrease in Short-term Borrowings, an increase in Common Stock and Surplus, through the Dividend Reinvestment Plan, and the retention of earnings, caused Total Liabilities and Shareholder Equity to increase $47,245,000 or 10.56% since December 31, 1999.

         During 2000, net loans grew $27,515,000 or 10.93%. Commercial loans increased $24,205,000 and consumer loans and leases rose $7,306,000. Residential mortgages, SBA guaranteed loans and student loans totaling $5,315,000 were sold during 2000 to provide liquidity and improve yield. In addition, residential mortgages of $7,833,000 were securitized and reclassified as investments. This activity provided the Company with a FNMA guarantee on the loans within the investment pools, thereby reducing the potential for loss due to delinquency. The investment pools became an acceptable asset to pledge as collateral for Public Fund deposits. The Company has classified certain residential mortgages, indirect dealer loans, student loans and SBA guaranteed loans of $17,424,000 as available-for-sale at September 30, 2000.

         The following table reflects the composition of the loan portfolio:

                              September 30, 2000             December 31, 1999
                              ------------------             -----------------
Real estate                         $111,876,370                  $111,242,490
Consumer                              63,504,197                    64,998,362
Commercial                           137,265,773                   113,061,093
Direct financing leases               13,165,770                     5,710,579
Real estate construction               3,115,048                     5,335,753
-------------------------------------------------------------------------------
Gross Loans                          328,927,158                   300,348,277
Less:
Unearned discount                      2,096,696                       982,384
Allowance for loan loss                3,121,703                     3,172,375
-------------------------------------------------------------------------------
Net Loans                           $323,708,759                  $296,193,518
===============================================================================

         Paydowns and early calls of US Agency and Municipal bonds totaled $1,012,000. Municipal bonds of $4,790,000, classified as available-for-sale, were sold prior to being called. US Government Agency bond of $4,000,000 and municipal bonds totaling $1,896,000 were purchased during 2000. These activities combined with the addition of the $7,833,000 securitized loans plus a $1,407,000 improvement in the market value of available-for-sale securities were the major changes in the investment portfolio.

         Fluctuations in capital markets cause frequent changes in the market value of investments. This particular decline does not indicate a material weakness in the Company. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

         Securities held-to-maturity and available-for-sale at September 30, 2000 consist of the following:

                                         Amortized      Unrealized     Unrealized               Fair
                                              cost           gains         Losses              value
      Held-to-maturity
Mortgage backed securities              $7,675,982              $0       $310,032         $7,365,950
                              ----------------------------------------------------------------------

   Total held-to-maturity               $7,675,982              $0       $310,032         $7,365,950
                              ======================================================================

     Available-for-sale
Agencies                               $83,294,533              $0     $5,013,885        $78,280,648
State and municipal                     20,407,859          59,003        527,847         19,939,015
Mortgage backed securities               7,374,689           7,855        268,033          7,114,511
                              ----------------------------------------------------------------------

          Sub total                    111,077,081          66,858      5,809,765        105,334,174
Equity securities                        5,571,126         149,478         80,869          5,639,734
                              ----------------------------------------------------------------------

  Total available-for-sale            $116,648,206        $216,336     $5,890,634       $110,973,908
                              ======================================================================

         Grand total                  $120,904,672        $201,644     $7,575,236       $113,531,080
                              ======================================================================

         At September 30, 2000, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                              Book                Market
              Held-to-maturity                               Value                 value
              ----------------                               -----                 -----
Mortgage backed securities                              $7,675,982            $7,365,950
-----------------------------------------------------------------------------------------
                  Total held-to maturity                $7,675,982            $7,365,950
=========================================================================================
              Available-for-sale
              ------------------
One year or less                                          $400,035              $400,232
One through five years                                   3,149,304             3,078,941
Five through ten years                                  33,895,800            32,630,816
Over ten years                                          66,257,253            62,109,674
-----------------------------------------------------------------------------------------
                  sub total                            103,702,392            98,219,663
Mortgage backed securities                               7,374,689             7,114,511
Equity securities                                        5,571,126             5,639,734
=========================================================================================
                  Total available-for-sale            $116,648,206          $110,973,908
=========================================================================================
                       Grand total                    $124,324,188          $118,339,858
=========================================================================================

         Continued branching and improvements to both plant and equipment caused bank premises and equipment to increase $1,927,000, net of depreciation, in 2000. During the first quarter of 2000 the Company opened a new branch at 1598 Main Street Peckville, Pa. The property is leased from a non-related entity.

         The Company purchased a commercial property at 116-118 N. Blakely Street, Dunmore, Pennsylvania, during the first quarter of 2000. The building is currently occupied by the United States Postal Service and will continue to be under a lease expiring January 31, 2005. The Postal Service has an option to renew, scheduled to expire on January 31, 2010. The property was acquired for future expansion.

         Total assets of the Company have grown $62,985,000 or 14.60% from $431,471,000 to $494,456,000 for the twelve months ending September 30, 2000. The increase is a result of a $43,987,000 rise in deposits, a $16,935,000 net increase in borrowings and a net increase in Capital of $1,786,000.

         The funds accumulated through the increases in liabilities were used for net loan growth of $35,784,000, an increase in investments of $8,544,000 and fixed asset expansion of $2,751,000.

         Excluding the effect of the net change in the market value of available-for-sale securities, Shareholders' Equity increased $1,753,000 for the nine months ending September 30, 2000 and by $2,489,000 for the twelve-month period ending September 30, 2000. The increases are a result of the retention of profits and the issuance of common stock under the Dividend Reinvestment plan.

2.       Changes in Results of Operations

Net Income

         Net Income for the nine months ending September 30, 2000 and 1999 was $2,656,052 and $2,724,720 respectively. The significant differences are as follows:

                                                               2000                 1999        Difference
                                                               -----                -----       ----------
Net interest income                                      $10,236,308           $9,679,274         $557,034        A
Provision for loan losses                                    381,000              405,000           24,000
Deposit service charges and other income                   1,959,911            1,603,539          356,372        B
Gain on sale of assets                                       167,897               70,393           97,504
AFS loan appreciation                                        145,871                    0          145,871
Salaries and employee benefits                             4,223,643            3,785,539        (438,104)        C
Occupancy and equipment                                    1,564,947            1,080,151        (484,796)        D
Other expense                                              3,050,595            2,572,896        (477,699)        E
Provision for income tax                                     633,750              784,900          151,150        F

A) The tax equivalent (TE) yield on Average Earning Assets increased 33 basis points, from 7.46% at September 30, 1999 to 7.79% at September 30, 2000. This action was caused by changes in the National Prime Rate, which had a direct effect on loans subject to immediate repricing. Approximately 17% of the loan portfolio is subject to immediate repricing. At the same time, competition from non-traditional sources for deposit dollars and competitive interest rates paid for preferred accounts and accounts at the new branch locations caused the cost of funds to increase 77 basis points. The decline in TE net yield was offset by a rise in loan and investment volume and permitted the Company to increase Net Interest Income by $557,034.

B) Service charges on deposit accounts increased $250,000 due to volume increases and a new fee structure. Gross fees from the Trust Department & merchant credit cards rose $77,000. Service charges on loans increased $41,000.

C) Merit pay increases and additions to staff caused Personnel Expense to increase 11.57%. At September 30, 2000 and 1999, the Company employed 164 full time equivalent employees. However on average, the number of full time equivalent employees increased 9% since September 30, 1999.

D) Occupancy and Equipment Expense increased due to the opening of the new branches. Included in the increase is a $286,000 increase in depreciation expense.

E) Included in Other Expense at September 30, 2000 are charges of $151,000 related to the organization of Fidelity D&D Bancorp, Inc. A rise in merchant credit card volume caused related expenses to increase $53,000. Advertising, postage, courier expense, supplies, ATM expenses and communications, all impacted by the new locations, increased $160,000. Correspondent bank expense rose $18,000, capital shares expense increased $28,000 and state banking charges and the FDIC assessment increased $20,000.

F) The difference between the expected and actual provision for income taxes is primarily the result of tax-free interest income. Also, for the nine months ended September 30, 2000, the provision has been reduced by approximately $92,000 of low income housing credits.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (in thousands of dollars)

TAX EQUIVALENT YIELD
Average Earnings                       Sept. 30, 2000     Dec. 31, 1999   Sept. 30, 1999
Assets

Loans & Leases                            $   324,036       $   281,347      $   272,788
Investments                                   121,164           100,882           96,142
Fed Funds                                           0             2,682            3,577
Interest Bearing
        Deposits                                7,126             6,629            6,803
                                          -----------       -----------      -----------

      Total                               $   452,326       $   391,540      $   379,310
                                          ===========       ===========      ===========

Average Interest
Bearing Liabilities

Other Interest-bearing Deposits           $    86,432       $    69,131      $    66,664
CD's                                          195,327           173,626          170,499
Other Borrowed Funds                           75,302            56,943           50,686
Repurchase Agreements                          33,375            31,639           31,799
                                          -----------       -----------      -----------

      Total                               $   390,436       $   331,339      $   319,648
                                          ===========       ===========      ===========

                                       Nine months ended    Year ended    Nine months ended
                                         Sept. 30, 2000    Dec. 31, 1999    Sept. 30, 1999

Interest Income

Loans & Leases                            $    20,146       $    22,294      $    16,149
Investments                                     6,190             6,774            4,819
Fed Funds                                           0               128              128
Interest Bearing
        Deposits                                   42                89               81
                                          -----------       -----------      -----------

      Total                               $    26,378       $    29,285      $    21,178
                                          ===========       ===========      ===========

Interest Expense

Other Interest-bearing Deposits           $     2,221       $     1,589      $     1,101

CD's                                            8,637             9,269            6,787
Other Borrowed Funds                            3,361             2,999            1,964
Repurchase Agreements                           1,387             1,519            1,125
                                          -----------       -----------      -----------

      Total                               $    15,606       $    15,376      $    10,978
                                          ===========       ===========      ===========

Net Interest Income                       $    10,772       $    13,909      $    10,200
                                          ===========       ===========      ===========

Yield on Average
  Earning Assets                                7.79%             7.48%            7.46%
Cost of Average Interest-bearing
Liabilities                                     5.34%             7.48%            4.59%
                                          -----------       -----------      -----------

Interest Rate Spread                            2.45%             2.84%            2.87%
                                          ===========       ===========      ===========

Net Yield on Average Earning Assets             3.18%             3.55%            3.60%

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            Provision for Loan Losses

                                        Sept. 30, 2000                         Dec. 31, 1999         Sept. 30, 1999
Net Loans                                 $323,708,759                         $296,193,518            $281,924,997

Allowance for loan losses                    3,121,703                            3,172,375               3,195,220

Percentage to net loans                          0.96%                                1.07%                   1.13%

Provision for loan losses
     Year ended                                                                    $530,000
     Nine months ended                        $381,000                                                     $405,000
     Three months ended                        138,000                                                       85,000

(Charge offs)/recoveries, net
   Year ended                                                                     (365,338)
   Nine months ended                          (431,672)                                                    (217,493)
   Three months ended                         (310,486)                                                     (94,922)

         In addition to the Allowance for Loan Loss, there are other reserves not recorded on the Company's records that are available to mitigate potential loan loss. The guaranteed portion of SBA and Student Loans that are either 90 days or more delinquent or classified as non-accrual was $167,000 at September 30, 2000. The reserve set aside by the Commonwealth of Pennsylvania for loans registered in the PENNCAP program was $277,000 at September 30, 2000.

         Loans secured by deposits were $7,999,000 at September 30, 2000.

         The allowance for loan loss is established through a provision for loan losses. The allowance represents an amount, which, in management's judgement will be adequate to absorb possible losses on existing loans and leases. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as:

         o Changes in the nature and volume of the loan portfolio;
         o Current economic conditions that may affect the borrower's ability to repay;
         o Overall portfolio quality; and
         o Review of specific impaired loans.

         Loans considered uncollectible are charged to the allowance. Recoveries on charged-off loans are added to the allowance.

         A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments. Factors considered in determining impairment include payment status and collateral value. The significance of payment shortfalls is determined on a case by case basis. Such factors include the length of the delinquency, the underlying reasons and the borrowers prior payment record. Impairment is measured on a case by case basis. The company does not group homogeneous loans collectively for the purpose of determining impairment.

         The Company carefully monitors potential problem loans. Potential problem loans are those where there is known information that leads the company to believe repayment is in jeopardy. The loans are either non-accrual or past due 90 days or more. Non-accrual loans and loans that were past due 90 days or more at September 30, 2000 were $1,226,000 and $5,532,000 respectively. At September 30, 2000 the allowance for loan loss represents 254.67% of non-accrual loans and 53.43% of loans 90 days or more past due.

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

         The Company uses a simulation model to better understand the risks to the company that may be brought about by changes in market interest rates. At September 30, 2000 the Company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation were within the Company's established policy limits for changes in net interest income.

         Liquidity for a bank is the ability to fund customers' needs for borrowings and withdrawals. Sources of liquidity are:

         o Asset maturities, paydowns and sales
         o Growth of core deposits
         o Growth of Repurchase Agreements
         o Increase of other borrowed funds

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

Liquidity (in thousands of dollars)

                                                   Sept. 30, 2000             Dec 31, 1999          Sept. 30, 1999
Assets due within one year                               $131,897                 $117,952                $114,907

Liabilities due within one year                          $237,571                 $210,598                $208,182

Percent of assets due within one year
to liabilities due within one year                         55.52%                   56.01%                  55.20%

         Management believes that the present level of liquidity is adequate for current operations. Investments were scheduled by maturity dates.

         Liabilities include deposits not having stated maturity dates (DDA's, NOWs, Savings & MMDA's) in the amounts reported. In addition, sweep accounts were classified as having immediate maturity dates.

         This presentation does not take into consideration Lines of Credit that are available to the Company or assets available-for-sale, both of which could be used to meet liquidity needs.

         The Company's capital amounts and ratios are as follows:

                                                                                               To be Well Capitalized Under
                                                                      For Capital Adequacy      Prompt Corrective Action
                                             Actual                         Purposes                   Provisions
                                      Amount         Ratio            Amount        Ratio         Amount          Ratio
As of  September 30, 2000
Total Capital
  (to Risk Weighted Assets)         $41,674,828      12.68%        $26,294,438      8.00%       $32,868,048       10.00%
Tier 1 Capital
  (to Risk Weighted Assets)         $38,553,125      11.73%        $13,147,219      4.00%       $19,720,829        6.00%
Tier 1 Capital
  (to Average Assets)               $38,553,125       8.24%        $18,710,018      4.00%       $23,387,523        5.00%

The ratios for the Company are not materially different from those of the Bank.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings.

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

ITEM 2.        Changes in Securities and Use of Proceeds

               None

ITEM 3.        Default Upon Senior Securities.

               None

ITEM 4.        Submission of matters to a Vote by Security Holders.

               None

ITEM 5.        Other Information.

               On September 15, 2000, Herbert M. McDonald, MD, a member of the Board of Directors, passed away unexpectedly. On October 3, 2000, the remaining members of the Board of Directors appointed his wife Mary E. McDonald to fill the vacancy.

ITEM 6.      Exhibits and Reports on Form 8-K.

             (a)      Exhibits

                      Exhibit 3(i) Amended and Restated Articles of Incorporation of Registrant.
                                          Incorporated by reference to Exhibit
                                          3(i) to Registrant's Registration
                                          Statement No. 333-90273 on Form S-4,
                                          filed with the SEC on November 3,
                                          1999, and as amended on April 6, 2000.

                      Exhibit 3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement
                                          No. 333-90273 on Form S-4, filed with
                                          the SEC on November 3, 1999, and as
                                          amended on April 6, 2000.

                       Exhibit 10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999, and as amended on April 6, 2000.

                      Exhibit 10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of
                                          Registrant's Registration Statement
                                          No. 333-90273 on Form S-4, filed with
                                          the SEC on November 3, 1999, and as
                                          amended on April 6, 2000.

                      Exhibit 10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount. Incorporated by reference to Exhibit
                                          10.3 to Registrant's Registration
                                          Statement No. 333-45668 on Form S-1,
                                          filed with the SEC on September 12,
                                          2000, and as amended on October 11,
                                          2000.

                      Exhibit 10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, and as amended on October 11, 2000.

                      Exhibit 11          Computation of Earnings per share.
                                          Included herein on page 7.

                      Exhibit 27          Financial Data Schedule.

              b.      Reports on Form 8-K

         On July 12, 2000, Registrant filed a Current Report on Form 8-K with the SEC to report, under Item 2, the acquisition of The Fidelity Deposit and Discount Bank as Registrant's wholly owned subsidiary effective June 30, 2000.

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






DATE: November 10, 2000                     /s/ Michael F. Marranca
      -----------------                     --------------------------------
                                            MICHAEL F. MARRANCA, PRESIDENT
                                            AND CEO


DATE: November 10, 2000                     /s/ Robert P. Farrell
      -----------------                     --------------------------------
                                            ROBERT P. FARRELL, TREASURER

                                 EXHIBIT INDEX

         Exhibit 3(i) Amended and Restated Articles of Incorporation of Registrant.
                             Incorporated by reference to Exhibit
                             3(i) to Registrant's Registration
                             Statement No. 333-90273 on Form S-4,
                             filed with the SEC on November 3,
                             1999, and as amended on April 6, 2000.

         Exhibit 3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement
                             No. 333-90273 on Form S-4, filed with
                             the SEC on November 3, 1999, and as
                             amended on April 6, 2000.

          Exhibit 10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999, and as amended on April 6, 2000.

         Exhibit 10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of
                             Registrant's Registration Statement
                             No. 333-90273 on Form S-4, filed with
                             the SEC on November 3, 1999, and as
                             amended on April 6, 2000.

         Exhibit 10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount. Incorporated by reference to Exhibit
                             10.3 to Registrant's Registration
                             Statement No. 333-45668 on Form S-1,
                             filed with the SEC on September 12,
                             2000, and as amended on October 11,
                             2000.

         Exhibit 10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, and as amended on October 11, 2000.

         Exhibit 11          Computation of Earnings per share.
                             Included herein on page 7.

         Exhibit 27          Financial Data Schedule.