Form 10-K
period 2000-12-31
FIDELITY D & D BANCORP INC
filed 2001-03-30
CIK 1098151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                     [X] ANNUAL REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 333-90273

                          FIDELITY D & D BANCORP, INC.
                             DUNMORE, PENNSYLVANIA
                          COMMONWEALTH OF PENNSYLVANIA
                  I R S EMPLOYER IDENTIFICATION NO: 23-3017653
                          BLAKELY AND DRINKER STREETS
                          DUNMORE, PENNSYLVANIA 18512
                         TELEPHONE NUMBER 570/342-8281

                          SECURITIES REGISTERED UNDER
                           SECTION 12(b) OF THE ACT:

                                      None

                          SECURITIES REGISTERED UNDER
                           SECTION 12(g) OF THE ACT:

                        Common Stock, without par value

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                __X__ YES ____ NO

Disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [x].

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT EQUALS $52,591,351, AS OF FEBRUARY 28, 2001, BASED ON A MARKET PRICE OF $36.75. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 2001, EQUALS 1,806,274.


DOCUMENTS INCORPORATED BY REFERENCE:
Excerpts from the Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference in response to Part II. The Registrant's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III.

FIDELITY D & D BANCORP, INC.                                              Part 1

1. BUSINESS

On August 10, 1999, Fidelity D&D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania. Effective June 30, 2000, shareholders of The Fidelity Deposit and Discount Bank (the Bank) exchanged each of their shares of common stock for two shares of the Company's common stock. The Company did not issue fractional shares. The Company is now the holding company for the Bank.

The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania 18512.

The Bank is a commercial bank chartered by the Commonwealth of Pennsylvania. The Bank's headquarters are located at Blakely and Drinker Streets in Dunmore, Pennsylvania 18512. The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a trust department and also provides alternative financial products. The service area is comprised of the Borough of Dunmore and the surrounding communities in Lackawanna and Luzerne counties.

A complete list of products and services provided by the Bank is detailed at page 67 of the Annual Report to Shareholders, which list is incorporated by reference hereto, and attached as Exhibit 13.

The Bank is one of two financial institutions headquartered in Dunmore, Pennsylvania. Sources of competition come from:
     o Local Community Banks
     o Credit Unions
     o Regional Banks
     o Small Loan Companies
     o Other Financial Service Companies

There are no concentrations of deposits or loans that, if lost, would have a materially adverse effect on the business of the Bank. The Bank's loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact.

On December 31, 2000, the Bank had 163 full-time equivalent employees, including officers and part-time employees.

The Company is subject to the regulations of:
     o The Securities and Exchange Commission
     o The Federal Reserve Bank

The Bank is subject to the regulations of:
     o The Pennsylvania Department of Banking
     o The Federal Deposit Insurance Corporation
     o The Commonwealth of Pennsylvania

Applicable regulations relate to, among other things:
     o operations                             o reserves
     o securities                             o dividends
     o risk management                        o branches
     o consumer compliance                    o capital adequacy
     o mergers                                o consolidation

The Bank is examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation on an alternate year basis. The last examination was conducted by the Pennsylvania Department of Banking at May 31, 2000.

Beside historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". We caution readers not to place undue reliance on these forward-looking statements. The forward-looking statements reflect management's analysis only as of December 31, 2000. The Company undertakes no obligation to update these forward-looking statements to reflect circumstances that arise after December 31, 2000. Readers should carefully review the risk factors described in other documents the Company files with the Securities and Exchange Commission. Such documents include Quarterly Reports on Form 10-Q.

Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, actual results could differ materially from those contained or implied by the forward-looking statements:
     o Interest rates could change more quickly or dramatically than expected.
     o Significant unexpected economic change may effect the ability to attract or maintain sources of funding. Loan demand and/or repayment could change in unanticipated ways.
     o Capital market disruptions could have a negative effect on the Company's financial condition and the Company's ability to raise funds by a capital issuance.
     o Strategic initiatives, designed to enhance the Company's performance may take longer than planned.
     o Acquisition of assets could affect the Company in ways that have not been anticipated.
     o The Company could become subject to new and unexpected accounting, tax or regulatory practices or requirements.

2. PROPERTIES

The Company and the Bank are headquartered at the corner of Blakely and Drinker Streets in Dunmore, Pennsylvania. The main office is a full service-banking center. The Administrative Offices, some Operational Departments and Customer Service areas are in this building. Trust and personal investment services are available at the main office. There is limited space available for future use. Walk-up, drive-in and twenty-four hour automated teller service (ATM) is enhanced by ample parking for customers and employees. The main office complex is free of any encumbrances.

The Keystone Industrial Park Branch (KIP) in Dunmore, Pennsylvania, is a full service branch with a drive-in and ATM. KIP is free of encumbrances.

One Scranton facility operates from leased space in the Green Ridge Shopping Center. The branch is a full service branch and has an ATM with twenty-four hour access.

A second Scranton office is in a leased facility located at 139 Wyoming Avenue, Scranton, Pennsylvania. The branch provides full service to the downtown Scranton market.

A branch office is situated on the Morgan Highway in Clarks Summit, Pennsylvania. The building from which the

Branch operates is leased. The Branch provides full service banking, including an ATM and drive-in, to our customers located throughout the greater Abington market area.

There is a limited banking facility for employees and patients of the Clarks Summit State Hospital, located within the hospital at Clarks Summit, Pennsylvania. The office is leased under a lease for service provided agreement, from the hospital.

 The Financial Center at 338 North Washington Avenue in Scranton, Pennsylvania uses the entire second floor and a portion of the first floor for operations. The remainder of the first floor is a full service branch with an ATM. A portion of the third floor is currently leased to a non-related entity. The basement of the building is used for employee parking. There is limited space available for future use. The Company owns the property free of encumbrance. The Company also owns, free of encumbrance, an adjacent building, which is leased to a non-related entity.

The Bank operates a full service branch in Bruno's Supermarket, 403 Kennedy Boulevard, Pittston, Pennsylvania. The office contains an ATM. The space in the supermarket is leased. The office provides service to the Bank's clientele in Luzerne County, Pennsylvania.

Another full service branch with an ATM is located in the Insalaco Shopping Center at 801 Wyoming Avenue, West Pittston, Pennsylvania. The leased facility provides additional service to the Luzerne county market.

A full service office with an ATM and drive-in operates from leased space at 4010 Birney Avenue, Moosic, Pennsylvania. The branch provides a geographic link between the Lackawanna and Luzerne county offices.

The newest branch is located at 1598 Main Street, Peckville, Pennsylvania, opened in February 2000. The Peckville office offers service to the Bank's upper valley clientele. The facility is leased and has an ATM and drive-in.

The Company leases space for free standing ATM's at:
     o Marywood University
     o Lackawanna County Stadium
     o Montage Mountain Ski Lodge

None of the lessors of the properties leased by the Company are affiliated with the Company or the Bank.

The Company owns two residential properties in Clarks Green, Pennsylvania. The properties are being rented to parties not affiliated with the Company.

During 2000, the Company acquired a commercial facility located at 116 - 118 N. Blakely Street, Dunmore, Pennsylvania. The facility is currently leased by a non-related entity. The property was acquired for future expansion.

Foreclosed Assets held for sale are:
     o Two residential properties in Scranton, Pennsylvania.
     o A residential property in Laflin, Pennsylvania.
     o A commercial property in Daleville, Pennsylvania.
     o A commercial property in Old Forge, Pennsylvania.

All foreclosed properties are listed for sale. Foreclosed assets are recorded on the Company's balance sheet at the lower of cost or market.

3. LEGAL PROCEEDINGS

In the Company's opinion, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if decided against the Company, would be of material consequence to the Company's financial condition. There are no material proceedings pending or contemplated against the Company by government authorities.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part 2

5. MARKET FOR THE BANK'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders requesting information about the Company's Common Stock may contact the Company's President and Chief Executive Officer (CEO):
   Fidelity D & D Bancorp, Inc.
   Attn: Michael F. Marranca, President and CEO
   Blakely and Drinker St.
   Dunmore, Pa. 18512
   (570) 342-8281

The capital stock of the Company is traded on the over-the-counter bulletin board under the symbol FDBC.

The following table lists the quarterly cash dividends paid and the range of bid and asked prices for the Company's Capital Stock. Such over-the-counter prices do not include retail mark-ups, markdowns, or commissions. The table also may not represent actual transactions.

                                                        2000                               1999
                                               Prices         Dividends           Prices          Dividends
                                         ------------------   ---------     -------------------   ---------
                                          High        Low       Paid         High         Low       Paid
                                         ------      ------    ------       ------       ------     ----
1st Quarter ...........................  $36.12      $35.12    $.1875       $31.75       $30.75     $.15
2nd Quarter ...........................  $37.38      $35.25    $.1875       $31.75       $31.00     $.15
3rd Quarter ...........................  $38.00      $35.75    $.1875       $34.75       $31.50     $.15
4th Quarter ...........................  $37.75      $37.00    $.1875       $35.63       $33.13     $.30

The amounts were adjusted for the 2000 2-for-1 stock exchange under the plan of reorganization.

The Company expects to continue paying similar dividends in the future. However future dividends are dependent on earnings, the capital needs of the Company and other factors. Prior to the formation of the Company, the Bank paid dividends on a quarterly basis for over thirty years. Dividends are determined by the Board of Directors. For a further discussion of regulatory capital requirements see
Note 14 on pages 55 and 56, of the Notes to Financial Statements.

   The Company had approximately 1,331 Shareholders of record at February 28, 2001 and approximately 1,314 at December 31, 2000.

The Company has established a Dividend Reinvestment Plan for its shareholders. The Plan is designed to make the Company's stock more available to our shareholders and to raise additional capital for future needs.

6. Selected Financial Data

Assets, Deposits and Capital                                    2000          1999           1998           1997           1996
                                                           ------------   ------------   ------------   ------------   ------------
Total assets ...........................................   $491,743,871   $447,211,017   $348,604,421   $290,252,442   $269,136,881
Total investment securities ............................    119,756,391    109,262,221     78,607,860     72,712,902     87,237,566
Net loans ..............................................    333,600,975    296,193,518    235,430,079    194,516,933    159,644,245
Loans Available-for-sale ...............................     10,318,792      5,254,316      8,858,157      8,202,404      2,964,081
Total deposits .........................................    339,625,066    294,700,965    240,000,751    218,025,010    212,069,670
Total shareholders' equity .............................     37,519,412     32,126,236     34,013,705     28,423,777     25,366,382

Operating Results

Total interest income ..................................   $ 35,115,572   $ 28,566,085   $ 23,471,372   $ 21,037,613   $ 19,112,187
Total interest expense .................................    (21,468,230)   (15,375,799)   (12,308,632)   (10,639,884)    (9,878,012)
                                                           ------------   ------------   ------------   ------------   ------------
Net interest income ....................................     13,647,342     13,190,286     11,162,740     10,397,729      9,234,175
Provision for loan losses ..............................     (1,158,260)      (530,000)      (646,000)      (622,800)      (338,000)
                                                           ------------   ------------   ------------   ------------   ------------
Net interest income after provision for loan losses ....     12,489,082     12,660,286     10,516,740      9,774,929      8,896,175
Other income ...........................................      3,005,218      2,227,787      1,902,734      1,303,470        987,106
Other expense ..........................................    (11,699,489)   (10,170,458)    (7,609,162)    (6,583,334)    (6,063,236)
                                                           ------------   ------------   ------------   ------------   ------------
Income before provision for income taxes ...............      3,794,811      4,717,615      4,810,312      4,495,065      3,820,044
Provision for income taxes .............................       (592,520)      (903,400)    (1,246,760)    (1,185,008)      (995,340)
                                                           ------------   ------------   ------------   ------------   ------------
Net Income. ............................................   $  3,202,291   $  3,814,215    $ 3,563,552   $  3,310,057   $  2,824,704
                                                           ============   ============   ============   ============   ============

Effective tax rate .....................................          15.61%         19.15%         25.92%         26.36%         26.06%
Net Income per share (basic)* ..........................   $       1.78   $       2.13    $      2.10   $       1.99   $       1.72
Net Income per share (diluted)* ........................   $       1.77   $       2.12    $      2.10   $       1.99   $       1.72
                                                           ============   ============   ============   ============   ============

Dividends paid .........................................   $  1,366,075   $  1,344,141    $ 1,200,409   $  1,062,530   $    906,793
Dividends per share* ...................................   $       0.76   $       0.75    $      0.70   $       0.64   $       0.55
Weighted average number of shares outstanding ..........      1,803,674      1,792,232      1,697,108      1,665,988      1,648,900
Actual shares outstanding at year end ..................      1,806,274        900,392        893,647        837,260        413,889
Dividend payout ratio ..................................          42.66%         35.24%         33.69%         32.10%         32.10%
Return on average assets ...............................           0.68%          0.94%          1.14%          1.20%          1.09%
Return on average equity ...............................           9.52%         11.38%         11.77%         12.40%         11.69%
Equity to assets .......................................           7.63%          7.18%          9.76%          9.79%          9.43%

* Adjusted for the stock exchange in 2000 and the stock split in 1997.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7a is set forth at Item 7 pages 27 through 29 hereof, and incorporated herein by reference.

The following discussion and analysis presents the significant changes in the results of operations and financial condition of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, The Fidelity Deposit and Discount Bank (the
Bank) collectively the Company. This discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

A comparison of balance sheet accounts and percentage to total assets at December 31, 2000, 1999 and 1998:

                                                                   2000                      1999                      1998
                                                           ----------------------    ----------------------    ---------------------
                                                                                     (Thousands of Dollars)
                                                             Amount       Percent     Amount        Percent    Amount        Percent
                                                           --------       -------    --------       -------   --------       -------
Assets
Cash and due from banks .................................. $  5,503         1.11%    $  6,416        1.43%    $  3,315         0.95%
Interest-bearing deposits with Depository institutions ...    3,277         0.67       11,542        2.58        5,404         1.55
Federal funds sold .......................................        0         0.00            0        0.00        6,500         1.87
Investment securities ....................................  119,756        24.35      109,262       24.43       78,608        22.56
Net loans ................................................  333,601        67.84      296,194       66.23      235,430        67.57
Loans available-for-sale .................................   10,319         2.10        5,254        1.18        8,858         2.54
Accrued interest receivable ..............................    3,885         0.79        3,262        0.73        2,405         0.69
Bank premises and equipment ..............................   11,391         2.32        9,506        2.13        6,449         1.85
Foreclosed assets held for sale ..........................      353         0.07          413        0.09          201         0.06
Other assets .............................................    3,659         0.75        5,362        1.20        1,434         0.36
                                                           --------       ------     --------      ------     --------       ------
Total Assets ............................................. $491,744       100.00%    $447,211      100.00%    $348,604       100.00%
                                                           ========       ======     ========      ======     ========       ======
Liabilities
Deposits, non-interest-bearing ........................... $ 47,500         9.66%    $ 37,575        8.40%    $ 33,450         9.60%
Certificates of deposit of $100,000 or more ..............   94,718        19.26       66,643       14.90       49,436        14.18
Other interest-bearing deposits ..........................  197,407        40.14      190,483       42.60      157,115        45.07
Short-term borrowings ....................................   48,025         9.77       60,249       13.47       29,405         8.44
Other borrowed funds .....................................   63,000        12.81       57,305       12.81       42,252        12.12
Accrued interest payable and other liabilities ...........    3,575         0.73        2,830        0.64        2,933         0.83
                                                           --------       ------     --------      ------     --------       ------
Total liabilities ........................................  454,225        92.37      415,085       92.82      314,591        90.24
Shareholders' equity .....................................   37,519         7.63       32,126        7.18       34,014         9.76
                                                           --------       ------     --------      ------     --------       ------
Total liabilities and shareholders' equity ............... $491,744       100.00%    $447,211      100.00%    $348,604       100.00%
                                                           ========       ======     ========      ======     ========       ======

The year 2000

Balance Sheet:
   Liabilities:
     Deposits:

Personal demand deposit accounts, (DDA's), increased $2,141,000 or 12.49% from $17,158,000 at December 31, 1999, to $19,299,000 at December 31, 2000. During
2000, the Bank accepted personal deposits of $13,000 from Internet accounts.

Commercial DDA's and Public Fund DDA's grew $3,793,000 or 20.28% from $18,701,000 at December 31, 1999, to $22,494,000 at December 31, 2000.
Commercial deposits grew as a result of increased commercial lending and the successful marketing of Bank products designed for the commercial segment. Commercial products include:
   o Sweep Accounts                             o Flex Cash Manager
   o Merchant Credit Card Processing            o Fidelity @ Work
   o Lock Box Operation

Official Bank checks issued and outstanding increased $3,991,000 from $1,716,000 at December 31, 1999, to $5,707,000 at December 31, 2000.

As a net result of these changes non interest-bearing deposits grew $9,925,000 or 26.41% from $37,575,000 at December 31, 1999, to $47,500,000 at December 31,
2000. The increase in non interest-bearing deposits represents 22.09% of the growth in total deposits during 2000.

Interest-bearing deposits increased $34,999,000 or 13.61% from $257,126,000 at December 31, 1999, to $292,125,000 at December 31, 2000.

NOW accounts increased $7,434,000 or 24.16% during 2000. The growth was based on the tiered Super NOW account that has a monthly interest rate based on a discount of the most current auction of the 13-week United State Treasury bill. During 1999, NOW accounts increased $16,014,000. During 2000, the Bank accepted deposits of $37,000 from Internet accounts.

Money Market Deposit Accounts and Savings accounts declined $10,004,000 or 17.69%. During 1999, these deposits grew $7,388,000. The decrease, during 2000, in Money Market and Savings deposits was caused in part by the transfer of funds into the higher rate NOW accounts and certificates of deposit (CD's).

CD's rose $37,540,000 or 22.27% and represent 83.56% of the increase in total deposits. Personal CD's grew $13,090,000 or 9.38%. Non-personal CD's grew $16,642,000 or 138.17%. Public Fund CD's increased $7,808,000 or 46.06% over year-end 1999. During 2000, the Bank accepted Brokered deposits of $9,851,000 for liquidity purposes. The Bank also accepted $8,190,000 in new CD's from the Internet.

The maturity distribution of CD's $100,000 or more at December 31, 2000 is as follows:
       3 Months       3 - 6       6 - 12       Over
     -----------   ----------  -----------  -----------   -----------
       or less        Months      Months     12 months       Total
     $27,186,655   $7,563,947  $15,570,327  $44,397,002   $94,717,931

At the end of 2000, total deposits had grown $44,924,000 or 15.24% from $294,701,000 at December 31, 1999, to $339,625,000 at December 31, 2000.

Among the reasons cited by depositors as to why they selected the Bank are:
     o Courtesy and professionalism of staff
     o Expanded branch network
     o Extended Banking hours
     o Products and services offered
     o Internet services

The success at gathering new deposits by branch expansion is evidenced by the deposit totals at the locations opened during the last twenty-four months. Total deposits at the three branches opened during 1999, increased $13,489,000 during 2000. The Peckville office, in eleven months, had deposit totals of $9,410,000 at December 31, 2000. Those numbers combined, equal 50.97% of the total growth in deposits during 2000.

Short-term Borrowings:

Having successfully passed the advent of "Year 2000", the Bank reduced short-term borrowings at the Federal Home Loan Bank (FHLB) by $19,650,000, from $30,600,000 at December 31, 1999, to $10,950,000 at December 31, 2000.

Repurchase Agreements (Repos) are included with short-term borrowings, on the balance sheet, (see Note 7, Short-term borrowings page 52). Repos increased $7,500,000 or 26.33% from $28,487,000 at December 31, 1999, to $35,987,000 at
December 31, 2000. Sweep accounts comprise approximately 70% of Repos. A sweep account transfers excess non interest-bearing DDA funds into an interest-bearing Repo on a daily basis.

Long-term debt:

The Bank repaid maturing long-term debt of $1,305,000 at the FHLB in 2000. As interest rates increased during 2000, the Bank restructured $41,000,000 variable rate long-term debt at the FHLB. The purpose of the restructure was to minimize the increase in interest expense. Another $7,000,000 was borrowed in long-term funds from the FHLB to fund loan demand and for other liquidity needs. The weighted average rate on funds borrowed at December 31, 2000, was 5.59%. The weighted average rate is 236 basis points below the tax equivalent yield of 7.95% on average earning assets for the month ending December 31, 2000.

Assets:

Total Assets of the Company increased $44,533,000 or 9.96% during 2000. The increase is the result of growth in the liability section, as previously discussed and the retention of profits.

Total Assets by branch at December 31, 2000, are as follows:
   Main Office               $305,538,527
   Green Ridge                 17,934,681
   Scranton                    35,243,916
   Clarks Summit               27,453,375
   KIP                          8,550,201
   Pittston                    28,643,139
   Financial Center             7,852,504
   Moosic                      14,972,400
   West Pittston               28,033,524
   Peckville                   13,337,443

Cash and Due from Banks:

At December 31, 1999, total cash and due from banks was $17,957,000. This amount was established to provide additional liquidity in the event of any Year 2000 problems. Of that amount $11,542,000 was in an interest-bearing account at the Federal Home Loan Bank. Having successfully passed year-end 1999, the Bank reduced the level of additional cash and cash equivalents by $9,178,000 at December 31, 2000, to more historic levels. The funds were used to paydown short-term borrowings.

Investments:

Total Investments had an increase during 2000, of $10,494,000, net of the change in the market value of available-for-sale investments.

United States Government Agency bonds totaling $4,000,000 par value, having a weighted average rate of 8.01% and Pennsylvania municipal bonds with a par value of $1,860,000, with a weighted average tax equivalent rate of 8.02% were purchased in 2000. The investments were classified as available-for-sale.

The Bank sold certain qualifying residential mortgage loans totaling $8,329,000 to FNMA and immediately repurchased the assets as investments, (mortgage backed securities). The purpose of this strategy was threefold:

   A) The principal and interest is guaranteed by FNMA, thereby mitigating any potential loss of repayment.
   B) The investments are eligible to be pledged for Public Fund deposits.

   C) The Bank retained servicing rights. This means the borrower still deals directly with the Bank and the Bank receives a fee for servicing the loans.

Since it was determined that the securities would not be sold in the future, the Bank classified them as held-to-maturity. This classification protects the Balance Sheet from downward market trends that available-for-sale securities are exposed to.

Municipal securities and other investments of $1,898,000 were purchased in 2000. Those assets were categorized as available-for-sale. One municipal security of $150,000 was called in 2000.

In 2000, the Bank sold municipal investments from the available-for-sale category, having a net book value of $7,466,000 at the time of sale. Included in that amount were securities of $1,412,000 that the Bank had for less than one year, the shortest time period being six months. The remainder had been assets of the Bank between two and nine years. The investments were sold to protect the Bank from call provisions, which all the investments had, and for liquidity purposes.

There were no sales of investments categorized as held-to-maturity and there are no trading securities.

Investments constituted 24.35% of Total Assets at December 31, 2000. Held-to-maturity securities were $7,879,000. The remaining $111,877,000 of the portfolio was classified as available-for-sale. The decision to classify securities as available-for-sale gives the Bank greater flexibility in the management of the investment portfolio.

A comparison of investments at year-end for the three previous periods is as follows: The distribution of debt securities by stated maturity date at December 31, 2000 is as follows:

                                                                2000                      1999                     1998
                                                     -------------------------  -----------------------  -----------------------
                                                        Amount         Percent      Amount      Percent     Amount       Percent
                                                     ------------      -------  ------------    -------  -----------     -------
U.S. Treasury Securities ..........................  $          0        0.00%  $          0      0.00%  $ 7,055,938       8.98%
U.S. Government Agencies ..........................    81,513,237       67.20     73,348,911     67.20    39,465,142      50.21
Mortgage Backed Securities ........................    15,033,019        7.04      7,686,688      7.04     5,369,706       6.83
State & Municipal Subdivisions ....................    17,530,127       20.66     22,556,775     20.66    24,450,358      31.10
Common Stock ......................................     5,680,007        5.10      5,669,847      5.10     2,266,716       2.88
                                                     ------------      ------   ------------    ------   -----------     ------
Total .............................................  $119,756,390      100.00%  $109,262,221    100.00%  $78,607,860     100.00%
                                                     ============      ======   ============    ======   ===========     ======

                                                 1 year or less     1-5 years     5-10 years    10+ years        Total
                                                 --------------    ----------    -----------   -----------   ------------
U.S. Government Agencies ........................    $      0      $1,980,626    $25,234,484   $54,298,127   $ 81,513,237
Mortgage Backed Securities ......................           0          39,054        892,255    14,101,710     15,033,019
State & Municipal Subdivisions ..................     349,846       1,637,008      6,601,349     8,941,924     17,530,127
                                                     --------      ----------    -----------   -----------   ------------
Total debt securities ...........................    $349,846      $3,656,688    $32,728,088   $77,341,761   $114,076,383
                                                     ========      ==========    ===========   ===========   ============

Debt securities are net of unrealized loss on available-for-sale securities. Net unrealized loss on available-for-sale debt securities at December 31, 2000, was $2,117,117. Debt securities do not include common stock, having a market value of $5,680,007 at December 31, 2000.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2000, is as follows, (yields are based on amortized cost):

                                                  1 year or less    1-5 year      5-10 years      10+ years         Total
                                                  --------------    --------      ----------      ---------         -----
U.S. Government Agencies                              0.000%         6.005%          6.574%         6.946%          6.809%
Mortgage Backed Securities                            0.000          7.567           6.448          6.534           6.531
State & Municipal Subdivisions                        7.120          7.289           7.297          7.297           7.293
                                                      -----          -----           -----          -----           -----
Total debt securities                                 7.120%         6.592%          6.714%         6.914%          6.847%
                                                      =====          =====           =====          =====           =====

Loans:

Gross loans increased $38,351,000 or 12.77% from $300,348,000 in 1999, to
$338,699,000 in 2000. Gross loans represent 68.88% of Total Assets at December 31, 2000.

Commercial loans at December 31, 2000, represent 43.29% of total gross loans, as compared to 37.64% at December 31, 1999. Commercial loans increased $33,550,000 or 29.67% from $113,061,000 at December 31, 1999, to $146,611,000 at December
31, 2000. The Bank increased the portfolio to improve profitability and to better service our community.

The Bank continues to originate loans using the Small Business Administration
(SBA) guaranteed loan program. In return for the Bank funding a loan, which met the criteria of the program, the SBA guarantees a material portion of the principal balance to the Bank, should the borrower default. At December 31, 2000, the outstanding balance of SBA loans was $4,904,000, a 12.26% increase over 1999.

Tax-free industrial development loans made to or backed by local Municipalities, increased 41.72% to $10,262,000 at December 31, 2000.

Participation in the Pennsylvania Capital Access Program (PENNCAP) is a way in which the Bank observes prudent lending practices. PENNCAP is a small business lending program whereby the State allocates a reserve fund to be used in the event the Bank were to experience a loss on a loan registered in the program. At December 31, 2000, commercial loans having outstanding balances of $4,654,000 were registered in this program. The outstanding balance of PENNCAP loans at December 31, 2000, was a 68.62% increase over the previous year-end.

Throughout the year, the Bank has worked closely with Northeast Pennsylvania Economic Development Council, City of Scranton Office of Economic Community Development and the Pennsylvania Economic Development Finance.

The Bank continues to serve the local market with real estate loans. Real estate and construction loans of $112,914,000 were 33.34% of gross loans at December 31, 2000. While the outstanding balance of real estate loans at December 31, 2000, were $3,664,000 less than the balances at December 31, 1999, several factors must be considered. As detailed in the discussion of investments, fixed rate residential mortgages of $8,329,000 were securitized through FNMA and reclassified as investments. In addition, residential mortgages of $8,383,000 were sold on the secondary market, with the Bank retaining the servicing rights. The loans were sold to provide the Bank with liquidity necessary to meet loan demand.

Included with real estate loans are home equity lines of credit. The outstanding balance on the credit lines increased $829,000 or 18.59% from $4,460,000 at December 31, 1999, to $5,289,000 at December 31, 2000.

Consumer loans increased $1,443,027 or 2.22% from $64,998,000 at December 31, 1999, to $66,441,000 at December 31, 2000. The largest portion of consumer loans are simple interest loans secured by vehicles. At December 31, 2000 auto loans were $28,045,000.

During 2000, the Bank sold $7,000,000 loans secured by vehicles that had been initiated by car dealers. The Bank reviewed the loans in an attempt to retain the borrowers who had other relationships with the Bank. The loans were sold without recourse and servicing rights. The loans were sold to provide liquidity.

Consumer loans also include credit card advances. Credit card outstanding balances increased $1,450,000 or 96.82% from $1,497,000 at December 31, 1999, to $2,947,000 at December 31, 2000.

In 2000, the Bank started an Affinity Credit Card program. Affinity Cards are initially offered to cardholders at below market rates for a predetermined time. After the time expires, the cards are repriced at rates usually slightly below market rates. A percent of the interest charged is donated to a named entity. Participating with the Bank in the program were:
     o Saint Joseph's Center
     o Cities of Pittston and West Pittston, (jointly)
     o Basilica of the National Shrine of St. Ann

At December 31, 2000, the outstanding balance on Affinity Cards was $1,264,000.

Direct financing leases increased $7,022,000 or 122.97% from $5,711,000 at December 31, 1999, to $12,733,000 at December 31, 2000. The growth primarily resulted from increased demand from auto dealers for consumer auto leases.

A comparison of loans by amount at year-end for the five previous periods is as follows, (all loans are domestic):

                                                         2000          1999           1998           1997          1996
                                                     ------------  ------------   ------------  ------------   ------------
Real estate ......................................   $109,942,570  $111,242,490   $ 99,955,640  $ 87,931,770   $ 79,936,722
Consumer .........................................     66,441,389    64,998,362     47,549,512    38,673,662     31,555,744
Commercial .......................................    146,610,685   113,061,093     85,425,708    67,201,013     47,832,107
Direct financing leases ..........................     12,733,075     5,710,579      2,248,990     1,536,074        691,098
Real estate construction .........................      2,971,504     5,335,753      3,810,975     2,568,997      3,590,175
                                                     ------------  ------------   ------------  ------------   ------------
Gross loans ......................................    338,699,223   300,348,277    238,990,825   197,911,516    163,605,846
Less:
Unearned discount ................................      1,833,968       982,384        553,033       585,517      1,371,625
Allowance for loan loss ..........................      3,264,280     3,172,375      3,007,713     2,809,066      2,589,976
                                                     ------------  ------------   ------------  ------------   ------------
Net Loans ........................................   $333,600,975  $296,193,518   $235,430,079  $194,516,933   $159,644,245
                                                     ============  ============   ============  ============   ============
Loans available-for-sale .........................   $ 10,318,792  $  5,254,316   $  8,858,157  $  8,202,404   $  2,964,081
                                                     ============  ============   ============  ============   ============

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

                                                         2000           1999          1998          1997           1996
                                                        ------         ------        ------        ------         ------
Real estate .........................................    32.46%         37.04%        41.82%        44.43%         48.86%
Consumer ............................................    19.62          21.64         19.90         19.54          19.29
Commercial ..........................................    43.29          37.64         35.74         33.96          29.24
Direct financing leases .............................     3.76           1.90          0.94          0.78           0.42
Real estate construction ............................     0.87           1.78          1.60          1.29           2.19
                                                        ------         ------        ------        ------         ------
Gross loans .........................................   100.00%        100.00%       100.00%       100.00%        100.00%
                                                        ======         ======        ======        ======         ======

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10% of total loans, that are not otherwise disclosed as a category in tables above.

As in previous years, the Bank sold residential real estate mortgage loans in 2000. The Bank sells loans for liquidity and interest rate risk considerations. However, servicing rights are retained so that our customers still deal directly with the Bank. At December 31, 2000, the outstanding balance of sold residential mortgage loans in which the Bank retained servicing rights was $42,631,000.

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2000. Excluded from the table are real estate loans, consumer loans and direct financing leases, (amounts in thousands).

                                                    1 year or less    1-5 years   More than 5 years   Total
                                                    --------------    ---------   -----------------  --------
Commercial Loans ................................       $45,214        $40,539         $60,858       $146,611
Real estate construction ........................         2,972              -               -          2,972
                                                        -------        -------         -------       --------
Total ...........................................       $48,186        $40,539         $60,858       $149,583
                                                        =======        =======         =======       ========

The following table sets forth the sensitivity changes in interest rates for commercial and real estate construction loans at December 31, 2000, (amounts in thousands).



                                          1-5 Years  More than 5 years    Total
                                          ---------  -----------------  --------
Fixed interest rate ....................   $25,768       $20,775        $ 46,543
Variable interest rate .................    14,771        40,083          54,854
                                           -------       -------        --------
Total ..................................   $40,539       $60,858        $101,397
                                           =======       =======        ========

Fixed Assets:

Fixed asset additions were $2,930,000 in 2000.

Main Office and KIP renovations were $1,393,000 and $393,000 respectively. The renovations were made to modernize and improve both facilities. Another $55,000 was capitalized for system upgrades and furniture at the newly remodeled KIP branch.

The Bank acquired a commercial property in Dunmore, (see Note 2 page 16), for future expansion. The acquisition cost was $128,000.

Leasehold improvements of $198,000 and furniture and fixture additions of $120,000 were needed to open the new Peckville branch.

Additions to furniture and fixtures for system hardware and software requirements were $363,000 during 2000.

Other Assets:

Due to the market appreciation of available-for-sale investments, the deferred tax asset of $2,408,000 at December 31, 1999, was reduced $1,725,000 to $683,000 at December 31, 2000.

Mortgage servicing rights increased $129,000 from $123,000 at December 31, 1999, to $252,000 at December 31, 2000 due to the mortgages sold during 2000.

The year 1999

Total deposits and long-term debt increased $69,753,000 or 24.71% during 1999. Short-term borrowings grew $30,844,000 or 104.89%. In addition to supplementing asset growth, the rise in short-term borrowings provided the Bank with liquidity in the event of any year 2000 problems.

A $6,500,000 decrease in Federal Funds Sold plus the growth of liabilities was used to increase investments and gross loans $92,012,000 or 28.97%. Liability increases also provided the necessary capital for branch expansion and improvements in operations.

Total Assets of the Bank increased $98,607,000 or 28.29% from $348,604,000, at December 31, 1998, to $447,211,000 at December 31, 1999.

Capital Resources

The Bank's major source of capital has been from the retention of earnings as reflected below:


                                 Net Income    Dividends Paid  Earnings Retained
                                 ----------    --------------  -----------------
2000 ..........................  $3,202,291      $1,366,075       $1,836,197
1999 ..........................   3,814,215       1,344,141        2,470,074
1998 ..........................   3,563,552       1,200,409        2,363,143
1997 ..........................   3,310,057       1,062,530        2,247,527
1996 ..........................   2,824,704         906,793        1,917,911

Capital was further increased in 2000 through the Dividend Reinvestment Plan
(DRIP). Stockholders reinvested $193,000 in dividends to purchase additional shares of stock.

The reinvestment in 2000 was lower than previous years. Upon stockholder approval of the merger between the Bank and Company, the Bank's DRIP ended. The Company had to receive regulatory approval for its own DRIP and during the process two dividend payments were disbursed. After the approval was granted, stockholders had to apply to become part of the Company's DRIP.

Common stock of the Company was issued without par value. The surplus reported by the Bank at December 31, 1999, was reclassified to common stock of the Company at December 31, 2000.

Capital was affected by changes in market rates, which caused a $3,349,000 improvement, net of deferred taxes, in the fair value of investments classified as available-for-sale. At December 31, 1999, the Bank reported a net unrealized loss on AFS securities of $4,674,000. At December 31, 2000, the loss was reduced to $1,325,000.

Fluctuations in the capital markets cause frequent changes in the fair value of available-for-sale securities. A future decline in value should not indicate a material weakness in the capital position of the Company. The Company monitors market conditions closely and is prepared to take remedial action, if Management deems such action appropriate.

A yearly comparison of growth trends is as follows:

                                                                                       Short-Term                 Other
                                          Earnings                                     Borrowings               Borrowings
                  Assets                   Assets               Deposits                Increase/                Increase/
                 Increase      Percent    Increase    Percent   Increase      Percent  (Decrease)     Percent   (Decrease)   Percent
                -----------    -------  -----------   -------  -----------    ------- ------------    -------  -----------   -------
2000 .........  $44,532,854       10%   $44,568,237      10%   $44,924,101      15%   $(12,224,325)     (20)%    5,695,000      10%
1999 .........  $98,606,596       28     88,199,310      26     54,700,214      23      30,843,747      105     15,053,000      36
1998 .........  $58,351,979       20     54,900,356      19     21,975,741      10         304,848        1     30,000,000     245
1997 .........  $21,115,559        8     21,383,323       8      5,955,340       3       9,510,675       49      2,252,000      22
1996 .........  $28,324,702       12     25,508,216      11     31,165,057      17      (1,313,756)      (6)    (3,000,000)     (4)

Earning assets are based on book value. Book value is net of $2,008,000 unrealized losses in the available-for-sale investment portfolio. Earning assets do not include loans placed on non-accrual.

                                                           Return on   Dividends
                               Capital         Capital      Average      to Net
                              to Assets      to Deposits    Capital      Income
                              ---------      ----------    ---------   ---------

2000 .......................     7.6%            11.1%         9.5%       42.7%
1999 .......................     7.2             10.9         11.4        35.2
1998 .......................     9.8             14.2         11.7        33.7
1997 .......................     9.8             13.0         12.4        32.1
1996 .......................     9.4             12.0         11.7        32.1

If the after tax depreciation in the AFS portfolio, (net unrealized loss), was not included in Capital, the Capital to Asset Ratios for 2000 and 1999 would be 7.9% and 8.1% respectively.

Capital is evaluated in relation to total assets and the risk associated with those assets. With greater capital resources, a bank is more likely to be able to meet its cash obligations and absorb unforeseen losses. Federal regulatory definitions of capital adequacy take the form of minimum ratios. The Bank exceeds all minimum regulatory capital requirements (see Note 14, contained on pages 55 and 56 in Notes to Financial Statements).

Liquidity Management and Interest Rate Sensitivity:

Liquidity for a bank is the ability to fund customers' needs for borrowings and withdrawals. Sources of liquidity are:
     Asset maturities, paydowns and sales
     Growth of core deposits
     Growth of Repurchase Agreements
     Increase of other borrowed funds

Management monitors asset and liability maturities to match anticipated cash flow requirements. These cash flow requirements are reviewed with the use of internally generated reports. The Bank has instituted certain procedures and policy guidelines to manage the rate sensitive position. Those internal rules enable the Bank to react to changes in market rates and protect net interest income from significant fluctuations.

Over the years, the Bank has sold fixed rate Mortgage Loans to the secondary market. The decision to pursue this course of action was based upon two parameters:
   Meeting consumer demand for mortgages
   Mitigating the interest rate risk inherent in fixed rate loans

Interest rate risk management is an integral part of the Asset Liability Management Process. Interest rate risk is defined as the degree to which interest rate movements may affect net interest income, net income and the balance sheet. Fluctuations in rates can affect both interest income and interest expense through the balance of repricing assets and source funds. If more assets reprice than liabilities, the Balance Sheet is positively gapped. This position contributes favorably to net interest income in a rising interest rate environment but unfavorably when rates decline. Conversely, if the Balance Sheet has more liabilities repricing than assets, the Balance Sheet is liability sensitive and negatively gapped. In a declining rate environment, net interest income would improve but with rising rates, net interest income would decrease.

The Bank uses a simulation model, which attempts to measure the impact changes in rates and/or volumes may have on net income. The model measured the impact of changing interest rates for several scenarios. The following table illustrates the theoretical impact of interest rate changes. The rate movements shown below represent parallel shifts in the yield curve, occurring immediately and lasting for the twelve-month projection.

     The analysis assumes that December 31, 2000, levels of assets and liabilities remain constant over the next twelve months. The interest rate movements are immediate and the revenue impacts are estimated for the subsequent twelve-month period. In the normal course of events, the Bank anticipates growth in both assets and liabilities during a given twelve-month period. Such growth would affect both revenues and expenses.

     The table below shows the increase or (decrease) from 2000 reported figures that would occur under these interest rate changes over a twelve-month period beginning January 1, 2000:

Basis Point Change                         +400        +200         +100                     -100        -200         -400
change in thousands                         bps         bps          bps      12/31/00        bps         bps          bps
                                         -------     ------       -------     -------      -------     -------      -------
Net Interest Income ..................     9,697      11,616       12,633      13,647       14,547      16,542       16,231
Net Income ...........................       464       1,570        2,043       3,202        3,418       5,108        5,130
Present Value of Equity ..............    31,369      34,001       35,692      37,519       39,272      39,883       44,379

                                           +400        +200         +100                     -100        -200         -400
 Proforma                                   bps         bps          bps      12/31/00        bps         bps          bps
                                         -------     ------       -------     -------      -------     -------      -------
Earnings Per  Share ..................   $  0.26     $ 0.87       $  1.13     $  1.77      $  1.90     $  2.83      $  2.84

At January 1, 2001, if there were an immediate 200 basis point increase in all market interest rates, net interest income is projected to decrease by $2,031,000 over the next twelve months, a 14.9% decrease from 2000's net interest income. The present value of Bank capital is projected to decrease 9.4% to $34,001,000.

If there were an immediate 200 basis point decrease in rates, net interest income is projected to increase $2,895,000 or 21.2% over twelve months. The present value of the Bank's capital is projected to increase 18.3% to $44,379,000.

The interest rate changes described above are extreme and have occurred only rarely in the past. These projections require a variety of assumptions and, as such, the results should be viewed as approximations only. In addition, should changing interest rates have a negative effect on the financial position of the Bank, prompt corrective measures would be undertaken to minimize any adverse impact.

A comparison of the maturity and repricing ability of assets and deposits is as follows (thousands of dollars):

                                                                     Years to Maturity or Repricing
                                                          90 days   1 or less       1 to 5   5 or more      Total
                                                          -------   ---------      -------   ---------     --------
Loans
      Fixed rate ......................................   $   955     $11,469      $75,204    $143,434     $231,062
      Adjustable rate .................................    73,475      13,999       27,335         860      115,669
Debt Securities:
      Fixed rate ......................................         0         350        3,656     107,285      111,291
      Adjustable rate .................................     2,703          82            -           -        2,785
Federal funds sold ....................................         0           -            -           -            0
Interest-bearing deposits .............................     3,277           -            -           -        3,277
                                                          -------     -------     --------    --------     --------
            Total .....................................   $80,410     $25,900     $106,195    $251,579     $464,084
                                                          =======     =======     ========    ========     ========

Nonaccrual loans of $2,286,479 and investments in Common Stock of $5,680,007 at December 31, 2000, are not included in the maturity distribution table. Loans include those designated as Available-for-sale.

Earning assets are based on book value. Book value is net of unrealized losses in the available-for-sale investment and loan portfolios. The total of net unrealized losses in both portfolios before tax is $2,008,235.

                                                                       Years to Payment or Repricing
                                                          90 days    1 or less     1 to 5     5 or more      Total
                                                         --------    --------     --------     -------     --------
Deposits, non interest-bearing ....................      $  2,114    $  6,340     $ 19,835     $19,211     $ 47,500
Certificates of deposit over $100,000 .............        27,187      23,134       44,397           -       94,718
Other interest-bearing deposits ...................        24,348      53,946       71,796      47,317      197,407
Securities sold under repurchase agreement ........        26,651       5,174        4,023         139       35,987
Demand notes, U.S. Treasury .......................        12,037           -            -           -       12,037
Long term debt ....................................        10,000      43,000       10,000           -       63,000
                                                         --------    --------     --------     -------     --------
   Total ..........................................      $102,337    $131,594     $150,051     $66,667     $450,649
                                                         ========    ========     ========     =======     ========

Assets due to mature in one year or less do not include expected significant principal reductions on fixed rate loans and leases that historically prepay in a downward rate environment. Those loans have been scheduled by maturity date.

Investments with call provisions are likely to be called in a downward rate environment. Fixed rate investments of $82,872,000, subject to call during 2001, have been scheduled by maturity dates exceeding one year.

Liabilities not having stated maturity dates have been scheduled based upon an aging of the liabilities. The time frames relied upon suggest that the liabilities will either reprice or liquidate within the stated period. For example, at December 31, 2000, the one-year cumulative gap stated that $8,454,000 Non Interest-bearing deposits would payout over the next twelve months. In reality Non Interest-bearing deposits grew $9,925,000 during 2000. Historical data tends not to support the theory that a material portion of these accounts will either reprice or liquidate within a twelve-month period.

At December 31, 2000, the Bank had the following additional sources of funds, which totaled $73,214,000, available to meet liquidity requirements:

     A $5,000,000 unsecured credit line from a financial institution:

     Borrowing capacity at the Federal Reserve Bank of Philadelphia of
     $19,435,000

     Available funding at the Federal Home Loan Bank of Pittsburgh of
     $48,779,000

Management continually monitors the gaps between assets and liabilities and makes adjustments as market rates change. Presently Management believes that there is adequate liquidity to meet normal requirements.

Results of Operations

Earnings Summary
                                             2000          1999         1998
                                          ----------    ----------   ----------
Net Income .............................  $3,202,291    $3,814,215   $3,563,553
Earnings per share - basic .............  $     1.78    $     2.13   $     2.10
Increase/(decrease) per share ..........      (16.43)%        1.43%        5.79%

Per share data has been adjusted for the stock exchange in 2000.

Net Interest Income:

The year 2000

During 2000, the Federal Reserve Bank raised the Discount Rate three times. The last increase in the Discount Rate occurred on May 16, 2000. The Discount Rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. In response to these increases, national prime rose from 8.50% to 9.50%.

There is a 124 basis point differential between the weighted average of national prime in 2000 and 1999. The weighted average of national prime in 1999 and 2000 was 8.00% and 9.24% respectively. This difference reflects on the yield on earning assets and the cost of funds when comparing both years.

The actions of the Federal Reserve Bank caused increases in the rates charged on loans that were subject to repricing and on the rates offered on new loans in 2000. Approximately 18% of the entire loan portfolio was subject to immediate repricing at December 31, 2000.

To remain competitive, the rates charged on new residential mortgages and consumer loans, did not rise directly with the increases in prime. New products, such as the Affinity Card, were offered at discounts from established Bank products.

With the increase in national prime, it became difficult to sell from the inventory of fixed rate residential loans at a break even level. The sale of loans provides a source of funds that can then be loaned at a higher yield.

In the preceding year, the Bank realized a significant increase in short-term Public Fund deposits and Repos. To properly secure these deposits, the Bank purchased callable fixed rate bonds. When rates increased, the bonds were not called, as the issuers took advantage of the lower cost of borrowings.

Due to the combination of these factors, the Bank was only able to recognize a 35 basis point improvement in the tax equivalent yield on earning assets.

In order to provide the liquidity to meet loan demand and thereby improve the yield on earning assets, the Bank began to raise the interest rates paid on deposits and Repos. Interest expense was also effected by a rise in the rates charged on borrowed funds. In addition, the cost of funds was increased by deposit promotions, including the Super NOW and Internet deposits accounts and the acceptance of brokered funds.

The effect of these increases caused an 80 basis point increase in the cost of funds.

Despite a 44 basis point reduction in tax-equivalent net interest spread, net interest income rose $457,000 or 3.47% during 2000. This was primarily accomplished through volume increases in loans and investments.

The year 1999

During the second half of 1999, the Fed raised the discount rate on three separate occasions by 75 basis points. In response to these increases, national prime rose from 7.75% to 8.50%.

There is a 37 basis point differential between the weighted average of national prime in 1999 and 1998. The weighted average of national prime in 1999 and 1998 was 8.00% and 8.37% respectively.

Approximately 17% of the entire loan portfolio was subject to immediate repricing.

During the first half of 1999, investment securities were called and reissued at lower rates. When rates increased, investments were no longer called.

The combination of these factors caused a 36 basis point decline in the tax equivalent yield on earning assets.

Due to the increase in rates during 1999, the Bank began to raise the interest rates paid on deposits and Repos. Interest expense was effected by a rise in the rates charged on borrowed funds. In addition, the cost of funds was increased by deposit promotions. However, since market rates did not begin to rise until the second half of 1999, the Bank was able to reduce the cost of funds by 21 basis points.

Even though there was a 16 basis point reduction in tax-equivalent net interest spread, net interest income rose $2,028,000 or 18.1% during 1999, through volume increases in interest-earning assets.

The year 1998

The Federal Reserve Bank lowered the Discount Rate by 75 basis points during the fourth quarter of 1998.

The actions of the Fed caused reductions in the rates charged on loans that were subject to repricing and on the rates offered on new loans. Investment securities were prematurely called and reissued at lower rates. The combination of these factors caused a 15 basis point decline in the tax equivalent yield on earning assets.

Market competition prevented the Bank from proportionately lowering the rates on NOW's, MMDA's and savings accounts. In addition, the cost of funds was increased by deposit promotions. Due to this, the cost of funds increased 10 basis points during 1998.

Despite a 25 basis point reduction in tax-equivalent net interest spread, net interest income rose $765,000 during 1998. This was accomplished through a volume increase in loans and cost reduction in other interest-bearing liabilities.

A comparison of Average Earnings Assets and the Net Tax Equivalent yields for 2000, 1999, and 1998, in thousands, is as follows:

Assets, Deposits and Capital                          2000                           1999                           1998
                                          ---------------------------   ----------------------------   --------------------------
                                          Average   Revenue    Yield     Average    Revenue   Yield    Average    Revenue   Yield
Earning assets:                           Balance  (Expense)   (Cost)    Balance   (Expense)  (Cost)   Balance   (Expense)  (Cost)
                                          -------  ---------   ------   --------   ---------  ------   -------   ---------  ------
Interest-bearing deposits .............  $  6,833   $    45     0.66%   $  6,629    $    89    1.34%  $  5,212    $   103    1.98%
Investments:
      U.S. Treasuries .................         0         0     0.00       2,985        205    6.87      8,670        585    6.75
      U.S. Government Agencies ........    81,741     5,545     6.78      63,863      4,257    6.67     35,285      2,458    6.97
      Mortgage-backed securities ......    13,180       876     6.65       6,946        444    6.39      6,013        376    6.25
      State & Municipal ...............    21,320     1,520     7.12      23,698      1,649    6.96     19,867      1,404    7.07
      Other ...........................     5,555       383     6.90       3,390        219    6.46      1,297         86    6.63
                                         --------   -------             --------    -------           --------    -------
            Total Investments .........   128,629     8,369     6.51     100,882      6,774    6.71     71,132      4,909    6.90
                                         --------   -------             --------    -------           --------    -------

      Loans:
      Commercial ......................   138,782    12,503     9.01     110,791      9,029    8.15     78,432      6,809    8.68
      Consumer ........................    60,728     5,272     8.68      47,588      3,996    8.40     34,948      3,025    8.66
      Real Estate .....................   118,375     8,720     7.37     118,637      8,826    7.44    104,783      8,416    8.03
      Direct financing leases .........     8,775       764     8.71       3,101        296    9.55      2,144        163    7.60
      Credit Cards ....................     2,054       202     9.83       1,230        147   11.95      1,216        151   12.42
                                         --------   -------             --------    -------           --------    -------
            Total Loans ...............   328,714    27,461     7.92     281,347     22,294    7.92    221,523     18,564    8.38
                                         --------   -------             --------    -------           --------    -------
      Federal funds sold ..............         0         0        0       2,682        128    4.77      7,328        394    5.38
                                         --------   -------             --------    -------           --------    -------
Total earning assets ..................  $457,343   $35,830     7.83%   $391,540    $29,285    7.48%  $305,195    $23,970    7.85%
                                         ========   =======             ========    =======           ========    =======

Interest-bearing liabilities:
Deposits:
      Savings .........................   $32,881     $(631)    1.92%    $35,548      $(723)   2.03%   $33,919      $(776)   2.29%
      NOW .............................    38,125    (1,840)    4.83      17,838       (333)   1.87     12,678       (178)   1.40
      MMDA ............................    13,665      (553)    3.90      14,569       (500)   3.43     12,039       (340)   2.82
      CD's < $100,000 .................   109,665    (6,291)    5.74     107,531     (5,685)   5.29     95,005     (5,378)   5.66
      CD's > $100,000 .................    91,005    (5,783)    6.35      66,095     (3,584)   5.42     47,856     (2,850)   5.96
      Clubs ...........................     1,216       (32)    2.61       1,176        (33)   2.81      1,050        (32)   3.05
                                         --------   -------             --------    -------           --------    -------
            Total Deposits ............   286,597   (15,110)    5.27     242,757    (10,858)   4.47    202,547     (9,554)   4.72
Repurchase agreements .................    34,149    (1,917)    5.61      31,639     (1,519)   4.80     27,442     (1,396)   5.09
Borrowed funds ........................    74,070    (4,441)    6.00      56,943     (2,999)   5.27     23,464     (1,359)   5.79
                                         --------   -------             --------    -------           --------    -------
Total interest-bearing liabilities ....  $394,816   (21,468)    5.44%   $331,339    (15,376)   4.64%  $253,453    (12,309)   4.86%
                                         ========   =======             ========    =======           ========    =======
Net interest income ...................             $14,362                         $13,909                       $11,661
                                                    =======                         =======                       =======
Net interest spread ...................                         2.39%                          2.84%                         3.00%
Net yield on earning assets ...........                         3.14%                          3.55%                         3.82%
Total average assets ..................  $473,492                       $404,253                      $313,924
Average noninterest-bearing deposits ..  $ 42,137                       $ 36,729                      $ 27,287

Interest income was adjusted to a tax equivalent basis to recognize the income from tax exempt assets as if the interest was taxable. This treatment allows a uniform comparison to be made between yields on assets. The calculations were computed on a fully tax equivalent basis using the corporate federal tax rate of 34%.

Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. All deposits are in domestic bank offices. The average balances are based on amortized cost and do not reflect unrealized gains or losses.

The following table reflects the change in net interest income attributable to fluctuations in volume and rate.

                                                                               Years Ended in December 31
                                                               2000 Compared to 1999                1999 Compared to 1998
                                                            Increase (Decrease) Due to            Increase (Decrease) Due to
                                                           Volume       Rate        Total       Volume        Rate        Total
                                                           ------      ------      -------     -------       ------      -------
(in thousands)
Interest Income:
      Loans and leases:
            Mortgage ...................................   $  (20)    $   (86)      $ (106)     $1,025      $  (615)     $  410
            Commercial .................................    2,503         986        3,489       2,548         (457)      2,091
            Consumer ...................................    1,709          77        1,786       1,154          (54)      1,100
                                                           ------     -------       ------      ------      -------      ------
                  Total loans and leases ...............    4,192         977        5,169       4,727       (1,126)      3,601
Investment securities, interest-bearing deposits
   and federal funds sold ..............................    1,294          86        1,380       1,628         (134)      1,494
                                                           ------     -------       ------      ------      -------      ------
                  Total interest income ................    5,486       1,063        6,549       6,355       (1,260)      5,095
                                                           ------     -------       ------      ------      -------      ------
Interest expense:
      Deposits:
            Certificates of deposit greater than
               $100,000 ................................   $1,585     $   615       $2,200      $1,030      $  (269)     $  761
            Other ......................................    1,191         860        2,051         567          (24)        543
                                                           ------     -------       ------      ------      -------      ------
                  Total deposits .......................    2,776       1,475        4,251       1,597         (293)      1,304
            Other interest-bearing liabilities .........    1,169         672        1,841       1,964         (201)      1,763
                                                           ------     -------       ------      ------      -------      ------
                  Total interest expense ...............    3,945       2,147        6,092       3,561         (494)      3,067
                                                           ------     -------       ------      ------      -------      ------
Net Interest Income ....................................   $1,541     $(1,084)      $  457      $2,794      $  (766)     $2,028
                                                           ======     =======       ======      ======      =======      ======

The portion of the total change attributable to both volume and rate changes during the periods has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation. Tax exempt income was not converted to a tax equivalent basis on the Rate Volume Analysis.

Provision for Loan Losses:

The provision is an expense charged to earnings for potential losses from uncollectible loans. Management continuously reviews the risks inherent in the loan portfolio. Factors evaluated during this process include:

     o    Specific loans that could have loss potential
     o    Levels of delinquent loans
     o    Changes in risk characteristics in the portfolio
     o    Current and projected economic conditions

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area. There are no significant nonperforming loans.

The following table sets forth loans and lease financing charge-offs and recoveries by category for the past five years:

                                                            2000        1999         1998        1997         1996
                                                         --------    --------     --------    --------     --------
                                                                               (in thousands)
Balance at the beginning of period ...................   $  3,172    $  3,008     $  2,809    $  2,590     $  2,470
                                                         --------    --------     --------    --------     --------
Charge-offs:
      Commercial and all other .......................        602         139          193         286          153
      Real estate ....................................         75         146           43           -           20
      Consumer .......................................        456         196          258         183          218
      Lease financing ................................         18           -           86          15            -
                                                         --------    --------     --------    --------     --------
            Total ....................................      1,151         481          580         484          391
                                                         --------    --------     --------    --------     --------

Recoveries:
      Commercial and all other .......................         14          46           56          47          136
      Real estate ....................................         17           6           36           5            9
      Consumer .......................................         53          63           39          28           28
      Lease financing ................................          1           -            2           -            -
                                                         --------    --------     --------    --------     --------
            Total ....................................         85         115          133          80          173
                                                         --------    --------     --------    --------     --------
Net charge-offs ......................................      1,066         366          447         404          218
                                                         --------    --------     --------    --------     --------
Additions charge to operations .......................      1,158         530          646         623          338
                                                         --------    --------     --------    --------     --------
Balance at end of period .............................   $  3,264    $  3,172     $  3,008    $  2,809     $  2,590
                                                         ========    ========     ========    ========     ========

Net charge-offs to average loans outstanding .........       0.33%       0.13%        0.20%       0.23%        0.13%
Allowance  for loan loss to net loans. ...............         95%       1.05%        1.23%       1.39%        1.59%
Loans 30-89 days past due and accruing ...............   $ 11,049    $  4,914     $  2,829    $  3,521     $  2,667
Loans 90 days or more past due and accruing ..........   $  1,493      $2,917     $  2,689    $  2,189         $796
Allowances for loan loss to loans 90 days or
   more past due and accruing ........................     218.69%     108.74%      111.86%     128.32%      325.38%
Nonaccruing loans ....................................   $  2,287    $  1,210     $  1,364    $  1,076     $  1,680
Allowance for loan loss to non-accruing loans ........     142.75%     262.15%      220.49%     261.09%      154.13%
Allowance for loan loss to non-performing loans ......      86.37%      76.86%       74.21%      86.03%      104.60%
Average net loans ....................................   $325,525    $278,154     $218,494    $178,673     $151,491

The allowance for loan loss can generally absorb losses throughout the loan portfolio. However, in some instances an allocation is made for specific loans or groups of loans. Accordingly, allocation of the reserve among major categories of loans is summarized below. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. The distribution of allowance for loan loss for the past five years is as follows:

                                                            2000        1999         1998        1997         1996
                                                         --------    --------     --------    --------     --------
Category
--------
Real Estate ......................................     $  117,534  $1,165,295   $1,066,687  $  877,939   $  982,131
Consumer .........................................        736,613     692,878      507,946     399,063      373,209
Commercial .......................................      2,270,663   1,196,789      914,305     678,407      569,635
Direct financing leases ..........................        131,151      62,989       25,397      19,953            0
Real estate construction .........................              0      31,494       25,397      19,953       39,285
Unallocated ......................................          8,320      22,930      467,981     813,751      625,716
                                                       ----------  ----------   ----------  ----------   ----------
     Total .......................................     $3,264,280  $3,172,375   $3,007,713  $2,809,066   $2,589,976
                                                       ==========  ==========   ==========  ==========   ==========

Allocations for the years 1996 to 1999 were based primarily on gross loans outstanding for each category. In 2000, the allocation method was made based on specific allocation categories.

The following table sets forth non-performing assets for the past five years:

                                                            2000        1999         1998        1997         1996
                                                         --------    --------     --------    --------     --------
Net loans ............................................   $343,920    $301,448     $244,288    $202,719     $162,608
Restructured loans                                              0           0            0           0            0

Loans past due 90 days or more and accruing ..........   $  1,493    $  2,917     $  2,689    $  2,189     $    796
Nonaccrual loans .....................................      2,287       1,210        1,364       1,076        1,680
                                                         --------    --------     --------    --------     --------
Non-performing loans .................................      3,780       4,127        4,053       3,265        2,476
Foreclosed real estate ...............................        353         413          201         276            0
Restructured loans ...................................          0           0            0           0            0
                                                         --------    --------     --------    --------     --------
Total non-performing assets ..........................   $  4,133    $  4,540     $  4,254    $  3,541     $  2,476
                                                         ========    ========     ========    ========     ========

Nonaccrual loans to net loans ........................       0.66%       0.40%        0.56%       0.53%        1.03%
Non-performing assets to net loans and
  foreclosed real estate .............................       1.20%       1.50%        1.74%       1.74%        1.52%
Non-performing assets to total assets ................       0.84%       1.02%        1.22%       1.22%        0.92%
Non-performing loans to net loans ....................       1.10%       1.37%        1.66%       1.61%        1.52%

Net loans include Loans Available-for-sale.

Gross interest income that would have been recorded in 2000, if nonaccrual loans were current was $228,308.

In the internal review of loans for both delinquency and collateral sufficiency, Management concluded that there were an above average number of loans that lacked the ability to repay in accordance with contractual terms. Many of these problems were recognized during the fourth quarter of 2000. Accordingly, Management found it necessary to write off $1,151,000 of these loans and to increase the allowance for loan loss for certain other loans. The allowance for loan loss was increased through the provision for loan loss. This reduced the percentage of non-performing loans to net loans, from 1.37% at December 31, 1999, to 1.10% at December 31, 2000.

The Bank is unaware of any potential problem loans. Potential problem loans are those where there is known information that leads the Bank to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

In addition to the allowance for loan loss, there are other reserves not recorded on the Bank's records that are available to mitigate potential loan loss. The guaranteed portion of non-performing SBA loans was $423,000, at December 31, 2000. Reserves set aside by the Commonwealth of Pennsylvania for loans registered in the PENNCAP program were $311,000 at year-end 2000.

The decrease in ratio of allowance for loan loss to year-end loans was caused by the overall growth in the loan portfolio. The Bank is confident that the Allowance provides adequate protection against any unforeseen portfolio loss.

Other Income

The year 2000

The $248,000 increase in service charges on deposit accounts is a result of the growth in the number of accounts and changes to the service charge structure.

The Bank sold investment securities in order to provide liquidity when needed. In providing funds for loan demand, the Bank improved its yield on earning assets. The 2000 tax equivalent yield on average loans and investments was 7.92% and 6.51% respectively. Sales of available-for-sale investments produced net gains of $41,000. There were no sales of investments classified as held-to-maturity.

Loan sales were also predicated upon liquidity needs. Sales generated net gains of $62,000 in 2000. That amount was increased by the recognition of the discounted future value of servicing rights on sold loans. The amount of realized income from servicing rights was $149,000.

In compliance with FASB Statement No. 65, loans designated as available-for-sale must be carried at the lower of cost or market. By the end of 2000, the market value slightly surpassed book and the Bank was able to recoup the $146,000 which it had written down during 1999, when the market value was below book.

The $57,980,000 increase in loans before the Allowance for Loan Loss, helped to generate an additional $185,000 in service charges during 1999. Service charges on loans are classified as a component of Other Operating Income.

Some components of fees and other service charges and other operating income and their related increase during 2000:
                                                         Increase
                                                         --------
   ATM service charges                                   $109,000
   Fees on sold loans                                      49,000
   Checkbook fees                                          47,000
   Merchant Credit Card income                             47,000

Fees on sold loans, Merchant Credit Card income and checkbook fees rose through volume increases. The new branch locations and issued card increases helped to generate additional income from ATM service charges.

The year 1999

The $12,000 increase in service charges on deposit accounts in 1999 is a result of the increase in non interest-bearing deposit accounts. The increase is not as great as in prior years. Promotions at the new branches whereby fees were waived for the first year on new accounts, hindered a larger increase.

Sales of loans generated net gains of $74,000 in 1999. That amount, however, was increased by the recognition of the discounted future value of servicing rights on sold loans. The amount of realized income from servicing rights was approximately $123,000.

At December 31, 1999, the market value of available-for-sale loans was below book value. The Bank had to write down to market the loans classified as available-for-sale. As a result of this, $146,000 was charged against current earnings. In previous years, the book value was below market, so no charge was made to current earnings.

The $57,980,000 increase in loans before the Allowance for Loan Loss, helped to generate an additional $185,000 in service charges during 1999. Service charges on loans are classified as a component of Other Operating Income.

Some components of Other Operating Income and their related increase during
1999:
                                                         Increase
                                                         --------
   Fees on sold loans                                    $ 37,000
   Merchant Credit Card income                             88,000
   Trust income, (gross)                                  103,000
   Annuity & Brokerage fees                                30,000
   ATM service charges                                     31,000

Fees on sold loans, Merchant Credit Card income and Trust income rose through volume increases. A full time employee dedicated to sales only, caused the increase in Annuity and Brokerage fees. The new branch locations helped to generate additional income over 1998 from ATM service charges.

The year 1998

The 32% increase in service charges on deposit accounts realized in 1998, is a result of the 32% increase in non interest-bearing deposit accounts.

The Bank sold three investment securities, classified as available-for-sale. The net amortized book value of the sold securities was $3,838,000. The net gain on investment sales for 1998 was $110,000. There were no sales of investments classified as held-to-maturity.

The sale of residential mortgage loans and student loans in 1998 generated net gains of $161,000, a $158,000 increase over 1997.

The $41,768,000 increase in loans before the Allowance for Loan Loss, helped to generate an additional $144,000 in service charges during 1998.

Some components of Other Operating Income and their related increase during
1998:
                                                         Increase
                                                         --------
   Merchant Credit Card income                            $40,000
   Trust income, (gross)                                   60,000

Merchant credit card income rose through volume increases. Gross Trust income reflects the first full twelve months of operations.

Other Expense

The year 2000

The average number of full time equivalent employees increased by 10 to 166 in 2000. The 6% average staff increase, merit pay raises and higher benefit costs increased 2000 Salaries and Employee benefits $424,000 above the amount reported for 1999.

During 2000, the West Pittston, Financial Center and Moosic retail branches were opened for a full twelve months. The Peckville office was opened for eleven months. The impact of these branches contributed to a $621,000 increase in Premise and Equipment expense during 2000. Over 45% of the increase resulted from a $283,000 rise in depreciation. Depreciation on building and premise was $292,000 and depreciation on furniture and fixtures was $754,000. Furniture and fixture depreciation exceeded 1% of gross income.

Advertising expense of $398,000 exceeded 1% of gross income during 2000. However, despite the addition of a new branch during 2000, advertising remained relatively unchanged from 1999.

Some components of Other Expense and their increases during 2000:

                                                         Increase
                                                         --------
   FDIC insurance assessment                             $ 33,000
   Audit                                                   52,000
   Legal and professional                                  77,000
   Fidelity D&D Bancorp organization                      150,000
   Postage                                                 35,000
   Consumer leasing                                        81,000
   Donations                                               34,000
   Credit information                                      30,000
   MAC expense                                             41,000

The Fidelity D&D Bancorp, inc. organization resulted in a one time expense of $150,000. The organization also caused expense increases in other areas. Among those line items effected were audit, $11,000 and legal and professional $74,000. The 123% growth in direct financing leases caused related insurance coverage to rise $81,000. The other items rose due to the increase in the number of Bank locations, loan requests and deposit accounts serviced.

The year 1999

The average number of full time equivalent employees increased by 35 to 156 in 1999. The average staff increase of 29% and merit pay raises caused 1999 Salaries and Employee benefits to increase $1,315,000 above the amount reported for 1998.

The opening of three retail branches in 1999, increased Premise and Equipment expense $523,000 over 1998. Over 52% of the increase resulted from a $275,000 rise in depreciation. Depreciation on building and premise was $201,000 and depreciation on furniture and fixtures was $562,000. Furniture and fixture depreciation exceeded 1% of gross income. Another factor contributing to the increase was the portion of the Financial Center restricted to operations. Operations were conducted at the Financial Center during the twelve months of 1999. The Bank acquired the Financial Center in June of 1998 and did not begin to move operations there until September of 1998.

Advertising increased $115,000 over 1998 to $403,000 and exceeded 1% of gross income. The increase was caused in part, by the new branches opened during 1999.

Some components of Other Expense and their increases during 1999:

                                                         Increase
                                                         --------
   Appraisals                                            $ 44,000
   Merchant credit card expense                            91,000
   Stationery and supplies                                111,000
   Armored transportation                                  37,000
   Correspondent banks                                     36,000
   Telecommunications                                      33,000
   Donations                                               38,000
   Miscellaneous expense                                   72,000

Appraisal expense rose in part because of a no-cost residential mortgage loan promotion. Appraisal expense is reported gross and does not include payments made by borrowers. Those fees are credited to other income. Merchant card and consumer leasing expense rose due to volume increases. The other items rose due to the increase in the number of Bank locations and the Bank's Year 2000 considerations.

The year 1998

The average number of full time equivalent employees increased by 11 to 121 in 1998. The additional staff and merit pay increases caused 1998 Salaries and Employee benefits to increase $421,000 above the amount reported for 1997.

With the opening of the Pittston Branch in June and the move to the Financial Center in September, Occupancy and Equipment expenses increased $66,000 over 1997.

Advertising increased $90,000 over 1997, to $288,000 and exceeded 1% of gross income. Branch openings during 1998, contributed to the increase.

Some components of Other Expense and their increases during 1998:

                                                         Increase
                                                         --------
   Appraisals                                            $ 87,000
   Legal fees                                              30,000
   Merchant credit card expense                            62,000
   Stationery and supplies                                 43,000

Appraisal expense rose in part because of a no-cost residential mortgage loan promotion. Merchant card expense rose due to volume increases. Legal fees are expensed based upon invoices received for services rendered. Stationary and supplies rose due to the increase in the number of Bank locations and the Bank's Year 2000 preparations.

Other Items:

New Financial Accounting Standards:

See Note 18, contained on page 58 in Note to Financial Statements.

Year 2000:

The Bank successfully completed its preparations for the beginning of the new millennium. At January 1, 2000, all automated systems were functioning properly. During the first days of 2000, the Bank initiated and received transmissions of electronic data without any problems. There were no difficulties conducting business with those outside vendors upon which the Bank relies.

The final Y2k hurdle was February 29, 2000, the leap year day. The Bank did not encounter any operational or supply problems on that day.

Federal and State Legislation:

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations and restrictions on the business of the Bank. It cannot be predicted whether such legislation will be adopted, or if adopted, how such laws would affect the business of the Bank. As a consequence, the Bank is susceptible to legislation that may increase the cost of doing business. Management believes that the effects of the aforementioned proposals on the liquidity, capital resources and the results of operations, of the Bank, will be immaterial.

Management is unaware of any other specific regulatory recommendations, which if implemented, would have a material effect upon the liquidity, capital resources or results of operations. However the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on the Bank's results of operations.

Further, the business of the Bank is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations as the financial industry strives for greater cost efficiencies and market share. Management is optimistic that such consolidations may enhance the Bank's competitive position as a community bank.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Modernization Act. The Act has a profound impact on the financial services industry.

o The Act repeals prior legislation to permit commercial banks to affiliate with securities firms and insurance companies. More importantly, the Act significantly expands the authority of each of these financial industries to engage in a full array of financial services. Thus, each industry may now engage in activities previously reserved to one or the other.

o The Act authorizes bank holding companies meeting defined standards to engage in a substantially broader range of non-banking activities than was permissible before the legislation passed.

o A new hierarchy of existing state and federal regulators will monitor both the Bank and the proposed Holding Company. The Act coordinates the efforts of these regulators. The goal is to lessen regulatory burden and prevent duplication of examination efforts.

o Also, all financial institutions are required to take reasonable precautions to protect the security and confidentiality of personal customer information. The Bank or Holding Company may only share customer information with its affiliates under certain circumstances.

Outlook for 2001:

After eight consecutive years of increasing net income, 2000 presented challenges that were in part unlike those from prior years. Some of those challenges were one-time events, such as the formation of the Holding Company. Others were not. Recognizing the need to address ongoing challenges, the Company has already begun to reassess its pricing and promotional policies. The objective is to increase revenues and hold the line or reduce cost. The present state of the economy may add a degree of difficulty in achieving this goal. However, Management believes the goals are realistic and within the ability of the Company to achieve.

8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Fidelity D & D Bancorp, Inc.
Dunmore, Pennsylvania:

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/ Parente Randolph, PC
-----------------------

Wilkes-Barre, Pennsylvania
February 9, 2001

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheet
December 31, 2000 and 1999

                                                         2000          1999
                                                     ------------  ------------
ASSETS
Cash and due from banks ...........................  $  5,502,430  $  6,415,519
Interest-bearing deposits with financial
   institutions ...................................     3,277,062    11,541,860
                                                     ------------  ------------

            Total cash and cash equivalents .......     8,779,492    17,957,379

Held-to-maturity securities .......................     7,879,433             -
Available-for-sale securities .....................   111,876,958   109,262,221
Loans and leases, net
   (allowance for loan losses of $3,264,280
   in 2000 and $3,172,375 and 1999) ...............   333,600,975   296,193,518
Loans available-for-sale
   (fair value $10,507,134 in 2000;
   $5,254,316 in 1999) ............................    10,318,792     5,254,316
Accrued interest receivable .......................     3,885,291     3,262,362
Bank premises and equipment, net ..................    11,390,479     9,506,308
Foreclosed assets held for sale ...................       353,253       412,922
Other assets ......................................     3,659,198     5,361,991
                                                     ------------  ------------
            Total assets ..........................  $491,743,871  $447,211,017
                                                     ============  ============

LIABILITIES:
Deposits:
      Noninterest-bearing .........................   $47,500,335  $ 37,575,183
      Certificates of deposit of $100,000 or more .    94,717,931    66,642,656
      Other interest-bearing deposits .............   197,406,800   190,483,126
                                                     ------------  ------------

            Total deposits ........................   339,625,066   294,700,965

Accrued interest payable and other liabilities ....     3,574,672     2,829,770
Short-term borrowings .............................    48,024,721    60,249,046
Long-term debt ....................................    63,000,000    57,305,000
                                                     ------------  ------------

            Total liabilities .....................   454,224,459   415,084,781
                                                     ------------  ------------

SHAREHOLDERS' EQUITY:
Preferred stock authorized 5,000,000 shares,
   no par value; none issued                                    -             -
Capital stock authorized 10,000,000 shares with
   no par value; issued and outstanding
   1,806,274 shares in 2000 and 1,800,784
   shares in 1999 .................................     8,881,713     8,673,031
Retained earnings .................................    29,963,134    28,126,918
Accumulated other comprehensive income (loss) .....    (1,325,435)   (4,673,713)
                                                     ------------  ------------

            Total shareholders' equity ............    37,519,412    32,126,236
                                                     ------------  ------------

            Total liabilities and shareholders'
               equity .............................  $491,743,871  $447,211,017
                                                     ============  ============


                 See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc.
and Subsidiary

Consolidated Statement of Income
For the years ended December 31, 2000, 1999 and 1998

                                                            2000          1999           1998
                                                        -----------   -----------    -----------
INTEREST INCOME:
Loans:
      Taxable ......................................... $25,843,479   $21,124,032    $18,016,230
      Nontaxable ......................................     681,517       662,857        307,265
Leases ................................................     693,518       262,452        125,227
Interest-bearing deposits with financial institutions .      44,789        89,323        103,396
Investment securities:
      U.S. Treasury ...................................           -       204,705        585,108
      U.S. Government agency and corporations .........   6,421,742     4,701,262      2,833,672
      States and political subdivisions (nontaxable) ..   1,047,280     1,173,783      1,020,335
      Other securities ................................     383,247       219,256         86,333
Federal funds sold ....................................           -       128,415        393,806
                                                        -----------   -----------    -----------
            Total interest income .....................  35,115,572    28,566,085     23,471,372
                                                        -----------   -----------    -----------

INTEREST EXPENSE:
Certificates of deposit of $100,000 or more ...........   5,753,162     3,558,826      2,823,061
Other deposits ........................................   9,356,475     7,299,315      6,730,882
Securities sold under repurchase agreements ...........   1,917,453     1,519,054      1,396,244
Other short-term borrowings and long-term debt ........   4,411,197     2,973,266      1,335,896
Other .................................................      29,943        25,338         22,549
                                                        -----------   -----------    -----------
            Total interest expense ....................  21,468,230    15,375,799     12,308,632
                                                        -----------   -----------    -----------

NET INTEREST INCOME ...................................  13,647,342    13,190,286     11,162,740

PROVISION FOR LOAN LOSSES .............................   1,158,260       530,000        646,000
                                                        -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ...  12,489,082    12,660,286     10,516,740
                                                        -----------   -----------    -----------

OTHER INCOME:
Service charges on deposit accounts ...................     982,056       733,939        722,270
Gain on sale of:
      Investment securities ...........................      41,109         1,400        109,940
      Loans ...........................................     211,698       196,813        160,740
Gain (loss) on loans available for sale ...............     145,871      (145,847)
Fees and other service charges ........................   1,537,028     1,349,476        851,864
Other operating income ................................      87,456        92,006         57,920
                                                        -----------   -----------    -----------
            Total other income ........................   3,005,218     2,227,787      1,902,734
                                                        -----------   -----------    -----------

OTHER EXPENSES:
Salaries and employee benefits ........................   5,614,256     5,190,480      3,875,854
Premises and equipment ................................   2,253,659     1,632,530      1,109,076
Advertising ...........................................     398,443       402,960        288,000
Loss on sale of foreclosed assets held for sale .......      65,209        71,413         26,584
      Other ...........................................   3,367,922     2,873,075      2,309,648
                                                        -----------   -----------    -----------
             Total other expenses .....................  11,699,489    10,170,458      7,609,162
                                                        -----------   -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES ..............   3,794,811     4,717,615      4,810,312

PROVISION FOR INCOME TAXES ............................     592,520       903,400      1,246,760
                                                        -----------   -----------    -----------

NET INCOME ............................................  $3,202,291    $3,814,215     $3,563,552
                                                        ===========   ===========    ===========

Per share data:
      Net income - basic ..............................  $     1.78    $     2.13     $     2.10
      Net income - diluted ............................  $     1.77    $     2.12     $     2.10
      Dividends .......................................  $     0.76    $     0.75     $     0.70

                 See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc.
and Subsidiary

Consolidated Statement of Changes in Shareholders' Equity
For the years ended December 31, 2000, 1999 and 1998

                                                                                                     Accumulated
                                                                                                        Other
                                                                  Capital Stock         Retained    Comprehensive
                                                                Shares      Amount      Earnings    (Loss) Income      Total
                                                              ---------   ----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1997 ................................   1,674,520   $4,905,026   $23,293,701   $  225,050     $28,423,777
                                                                                                                    -----------
   Comprehensive Income:
      Net income ..........................................                              3,563,552                    3,563,552
      Change in net unrealized holding gains
         (losses) on available-for-sale securities,
         net of reclassification adjustment and
         tax effects ......................................                                             (91,182)        (91,182)
                                                                                                                    -----------
            Comprehensive income ..........................                                                           3,472,370
                                                                                                                    -----------
   Issuance of stock ......................................     100,050    2,940,915                                  2,940,915
   Dividends ..............................................                             (1,200,409)                  (1,200,409)
Dividends reinvested ......................................      12,724      377,052                                    377,052
                                                              ---------   ----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1998 ................................   1,787,294    8,222,993    25,656,844       133,868     34,013,705
                                                                                                                    -----------
   Comprehensive Income:
      Net income ..........................................                              3,814,215                    3,814,215
      Change in net unrealized holding gains
         (losses)on available-for-sale securities,
         net of reclassification adjustment and
         tax effects ......................................                                           (4,807,581)    (4,807,581)
                                                                                                                    -----------
            Comprehensive loss ............................                                                            (993,366)
                                                                                                                    -----------
   Dividends ..............................................                             (1,344,141)                  (1,344,141)
   Dividends reinvested ...................................      13,490      450,038                                    450,038
                                                              ---------   ----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999 ................................   1,800,784    8,673,031    28,126,918    (4,673,713)    32,126,236
                                                                                                                    -----------
   Comprehensive loss:
      Net income ..........................................                              3,202,291                    3,202,291
      Change in net unrealized holding gains
         (losses)on available-for-sale securities,
         net of reclassification adjustment and
         tax effects ......................................                                            3,348,278      3,348,278
                                                                                                                    -----------
            Comprehensive income ..........................                                                           6,550,569
                                                                                                                    -----------
   Issuance of stock ......................................         250       15,500                                     15,500
   Dividends ..............................................                             (1,366,075)                  (1,366,075)
   Dividends reinvested ...................................       5,240      193,182                                    193,182
                                                              ---------   ----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2000 ................................   1,806,274   $8,881,713   $29,963,134   $(1,325,435)   $37,519,412
                                                              =========   ==========   ===========   ===========    ===========

                 See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc.
and Subsidiary

Consolidated Statement of Cash Flows
For the years ended December 31, 2000, 1999 and 1998

                                                                                       2000          1999          1998
                                                                                   -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................    $ 3,202,291   $ 3,814,215    $ 3,563,552
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation ...............................................................      1,046,261       762,865        488,354
   Amortization of securities (net of accretion) ..............................        (69,083)     (119,263)       (63,802)
   Provision for loan losses ..................................................      1,158,260       530,000        646,000
   Deferred income taxes ......................................................        473,828       258,291        114,812
   Gain on sale of investment securities ......................................        (41,109)       (1,400)      (109,940)
   Gain on sale of loans ......................................................       (211,698)     (196,813)      (160,740)
   Loss on sale of foreclosed assets held for sale ............................         14,582        71,413         26,584
   (Gain) loss on loans available for sale ....................................       (145,871)      145,847
   Amortization of loan servicing rights ......................................         19,494             -              -
   Change in:
      Accrued interest receivable .............................................       (622,929)     (857,882)       (30,160)
      Other assets ............................................................       (515,399)   (1,709,959)      (777,331)
      Accrued interest payable and other liabilities ..........................        744,902      (102,896)       481,462
                                                                                   -----------   -----------    -----------
         Net cash provided by operating activities ............................      5,053,529     2,594,418      4,178,791
                                                                                   -----------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold .................................              -     6,500,000     (6,500,000)
Held-to-maturity securities:
   Proceeds from maturities and calls .........................................        449,746             -      1,400,000
   Purchases ..................................................................              -             -     (2,368,080)
Available-for-sale securities:
   Proceeds from sales ........................................................      7,507,108       201,400      3,947,560
   Proceeds from maturities, calls and paydowns ...............................        957,744    22,974,907     38,675,325
   Purchases ..................................................................     (5,896,249)  (57,409,856)   (47,514,176)
Proceeds from sale of loans available-for-sale ................................      6,929,056    11,796,340     15,500,658
Net increase in loans and leases ..............................................    (58,905,058)  (73,501,527)   (57,744,631)
Acquisition of bank premises and equipment ....................................     (2,930,432)   (3,820,032)    (2,800,036)
Improvements to foreclosed assets held for sale ...............................        (18,266)      (33,239)        (8,146)
Proceeds from sale of foreclosed assets held for sale .........................        437,552       232,366        245,944
                                                                                   -----------   -----------    -----------
         Net cash used in investing activities ................................    (51,468,799)  (93,059,641)   (57,165,582)
                                                                                   -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits ..................................      9,925,152     4,125,185      8,076,597
Net increase in certificates of deposit of $100,000 or more ...................     28,075,275    17,206,938      2,092,247
Net increase in other interest-bearing deposits ...............................      6,923,674    33,368,091     11,806,897
Net (decrease) increase in short-term borrowings ..............................    (12,224,325)   30,843,747        304,848
Increase in long-term debt ....................................................      5,695,000    15,053,000     30,000,000
Dividends paid, net of dividend reinvestment ..................................     (1,366,075)     (894,103)      (823,357)
Proceeds from issuance of common stock ........................................        208,682             -      2,940,915
                                                                                   -----------   -----------    -----------
         Net cash provided by financing activities ............................     37,237,383    99,702,858     54,398,147
                                                                                   -----------   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................     (9,177,887)    9,237,635      1,411,356

CASH AND CASH EQUIVALENTS, BEGINNING ..........................................     17,957,379     8,719,744      7,308,388
                                                                                   -----------   -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING .............................................    $ 8,779,492   $17,957,379    $ 8,719,744
                                                                                   ===========   ===========    ===========


                 See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc.
and Subsidiary

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION

On August 10, 1999, Fidelity D & D Bancorp, Inc. was incorporated. Effective June 30, 2000, one share of Fidelity Deposit & Discount Bank stock was exchanged for two shares of Fidelity D & D Bancorp, Inc. stock. Cash was paid for fractional shares at the fair market value of the stock. This transaction was accounted for as a pooling of interests and all prior periods have been restated. This transaction was tax free to the shareholders for federal income tax purposes. Merger related costs of approximately $150,000 were incurred in 2000.

The results of operations previously reported by Fidelity Deposit & Discount Bank for 1999 and 1998 are the same amounts reported in the accompanying financial statements because Fidelity D & D Bancorp, Inc. had no revenues or expenses in 1999.

The Bank's stock option plans and dividend reinvestment plan have been adopted by the Company.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Deposit & Discount Bank (the "Bank") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company provides a variety of financial services to individuals and corporate customers in Lackawanna and Luzerne Counties, Pennsylvania. This region has a diversified and fairly stable economy. The Company's primary deposit products are savings accounts, NOW accounts, money market deposit accounts, certificates of deposit and checking accounts. Its primary lending products are single-family residential loans, secured consumer loans, and secured loans to businesses. In addition to these traditional banking services, the Company also provides annuities, mutual funds and trust services.

A significant portion of the Company's loan portfolio consists of single-family residential loans in its market area. Although the Company has a diversified loan portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent on the economic sector in which the Company operates. While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and foreclosed assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and foreclosed assets may change materially in the near future.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination for the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

HELD-TO-MATURITY SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income over the period to maturity.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2000, 1999 or 1998.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized. These net unrealized holding gains and losses are the sole component of accumulated other comprehensive income (loss).

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unearned income, unamortized loan fees and costs and the allowance for loan losses. Interest on residential real estate loans is recorded on an amortized schedule. Commercial loan interest is accrued on the principal balance on an actual day basis. Interest on consumer loans is determined using the actuarial method or the simple interest method.

The accrual of interest on impaired loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Any payments received on impaired loans are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and leases that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific impaired loans. Loans considered uncollectible are charged to the allowance. Recoveries on loans previously charged off are added to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting payments when due. The significance of payment delays and/or shortfalls, is determined on a case by case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower's prior payment record. Impairment is measured on all loans on a loan by loan basis.

LEASES

Financing of equipment and automobiles are provided to customers under lease arrangements accounted for as direct financing leases. Income earned is based on a constant periodic return on the net investment in the lease.

LOAN FEES

Nonrefundable loan origination fees and certain direct loan origination costs are recognized over the life of the related loans as an adjustment of yield. The unamortized balance of these fees and costs are included as part of the loan balance to which it relates.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

LOAN SERVICING AND LOAN
SERVICING RIGHTS

The Company services real estate loans for investors in the secondary mortgage market, which are not included in the balance sheet. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. For purposes of measuring impairment, the rights are stratified based on the present dominant risk characteristics of the underlying loans, stated term of the loan and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

FORECLOSED ASSETS HELD FOR SALE

Foreclosed assets held for sale are carried at the lower of cost or fair value less cost to sell. Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses. Routine holding costs and subsequent declines in value are included in other operating expenses.

TRUST FEES

Trust fees are recorded on the cash basis which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and short-term instruments: The carrying amounts of cash and short-term instruments approximate their fair value.

Available-for-sale and held-to-maturity securities: Fair values for securities are based on bid prices received from securities dealers. Restricted equity securities are carried at cost.

Loans receivable: The fair value of all loans is estimated by the net present value of the future expected cash flows.

Loans available for sale: For loans available for sale, the fair value is estimated using rates currently offered for similar borrowings and are stated at the lower of cost or market.

Deposit liabilities: The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows. For certificates of deposit, the discount rates used reflect the Company's current market pricing. The discount rates used for nonmaturity deposits are the current book rate of the deposits.

Short-term borrowings: For short-term borrowings, the fair value is estimated using the rates currently offered for similar borrowings.

Long-term debt: For other borrowed funds, the fair value is estimated using the rates currently offered for similar borrowings.

Accrued interest: The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments: Commitments to extend credit are generally short term and are priced to market. The rates on standby letters of credit are priced on prime. Therefore, the estimated fair value of these financial instruments is face value.

INCOME TAXES

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks.

For the years ended December 31, 2000, 1999, and 1998, the Company paid interest in cash on interest-bearing liabilities of $20,465,322, $15,272,903 and $11,827,170, respectively. For the years ended December 31, 2000, 1999, and 1998, the Company paid cash for income taxes of $391,000, $725,500 and $1,241,283, respectively.

Noncash investing activities related to the acquisition of foreclosed assets held for sale amounted to $374,199, $482,201 and $189,814 in 2000, 1999, and
1998, respectively. Noncash investing activities also included transferring $13,393,655, $3,603,841 and $655,753 from loans to loans available-for-sale in 2000, 1999 and 1998, respectively. Noncash investing activities also included transferring $8,329,179 from loans available-for-sale to held-to-maturity securities in 2000.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                2000           1999          1998
                                             ----------    ------------    --------
Unrealized holding (losses) gains
  on available-for-sale securities .......   $5,114,257    $(7,282,815)    $(28,215)
Less reclassification adjustment
  for gains realized in income ...........      (41,109)         (1400)    (109,940)
                                             ----------    -----------     --------
Net unrealized (losses) gains ............    5,073,148     (7,284,215)    (138,155)
Tax effect ...............................   (1,724,870)     2,476,634       46,973
                                             ----------    -----------     --------
Net of tax amount ........................   $3,348,278    $(4,807,581)    $(91,182)
                                             ==========    ===========     ========

2. RESTRICTED CASH

The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2000 and 1999 were $4,731,000 and $2,466,000, respectively.

Deposits with any one financial institution are insured up to $100,000. The Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

 3. INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2000 and 1999, are as follows (in thousands):

                                                              Gross      Gross
                                               Amortized   Unrealized  Unrealized      Fair
2000                                               Cost       Gains       Losses       Value
                                               ---------   ----------  ----------     ------
Held to maturity securities
   Mortgage-backed
    securities ............................    $  7,879        $  4       $   93    $  7,790
                                               ========        ====       ======    ========
Available-for-sale securities,
   U.S. government agencies
   and corporations .......................    $ 83,295        $ 94       $1,876    $ 81,513
   Obligations of states and
   political subdivisions .................      17,744          76          290      17,530
   Mortgage-backed securities .............       7,275           1          122       7,154
                                               --------        ----       ------    --------
            Total debt securities .........     108,314         171        2,288     106,197

Equity securities:
   Restricted .............................       5,293           -            -       5,293
   Other ..................................         279         201           93         387
                                               --------        ----       ------    --------
            Total .........................    $113,886        $372       $2,381    $111,877
                                               ========        ====       ======    ========

                                                               Gross        Gross
                                                  Amortized  Unrealized  Unrealized     Fair
1999                                                 Cost       Gains       Losses      Value
                                                  ---------  ----------  ----------    --------
Available-for-sale securities:
  U.S. government agencies
  and corporations ...........................    $ 79,293                   $5,945    $ 73,348
 Obligations of states and
  political subdivisions .....................      23,450        $ 84          977      22,557
 Mortgage-backed securities ..................       8,017           2          332       7,687
                                                  --------        ----       ------    --------
            Total debt securities ............     110,760          86        7,254     103,592

  Equity securities:
      Restricted .............................       5,343           -            -       5,343
      Other ..................................         241         130           44         327
                                                  --------        ----       ------    --------
            Total ............................    $116,344        $216       $7,298    $109,262
                                                  ========        ====       ======    ========

There are no significant concentrations of investments (greater than 10 percent of shareholders' equity) in any individual security issuer other than securities of the United States government and agencies.

Most of the Company's debt and equity securities are pledged to secure trust funds, public deposits, short-term borrowings, Federal Home Loan Bank of Pittsburgh ("FHLB") borrowings, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. U.S. government securities pledged on repurchase agreements are under the Company's control.

The amortized cost and fair value of debt securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                                        Amortized      Fair
                                                           Cost        Value
                                                        ---------    --------
                                                            (In thousands)
Held-to-maturity securities,
  Mortgage-backed securities .......................     $  7,879    $  7,790
                                                         ========    ========
Available-for-sale securities:
  Due in one year or less ..........................         $350        $350
  Due after one year through five years ............        3,629       3,617
  Due after five years through ten years ...........       32,196      31,836
  Due after ten years ..............................       64,864      63,240
                                                         --------    --------
                                                          101,039      99,043
Mortgage-backed securities .........................        7,275       7,154
Equity securities ..................................        5,572       5,680
                                                         --------    --------
       Total .......................................     $113,886    $111,877
                                                         ========    ========

Gross realized gains and losses on sales of available- for-sale securities, determined using specific identification of the securities were as follows:


                                   2000        1999        1998
                                 -------      ------     --------

Gross realized gains ..........  $41,109      $1,400     $109,940
Gross realized losses .........        -           -            -

4. LOANS AND LEASES
The major classifications of loans and leases at December 31, 2000 and 1999 are summarized as follows:

                                                  2000           1999
                                              ------------    ------------
Real estate ...............................   $109,942,570    $111,242,490
Consumer ..................................     66,441,389      64,998,362
Commercial ................................    146,610,685     113,061,093
Direct financing leases ...................     12,733,075       5,710,579
Real estate construction ..................      2,971,504       5,335,753
                                              ------------    ------------
       Total ..............................    338,699,223     300,348,277
Less:
   Unearned income ........................      1,833,968         982,384
   Allowance for loan losses ..............      3,264,280       3,172,375
                                              ------------    ------------
       Loans and leases, net ..............   $333,600,975    $296,193,518
                                              ============    ============

The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5 percent of total assets at December 31, 2000 or 1999.

Net unearned loan fees and costs of $173,563 and $144,781 have been deducted from the carrying value of loans at December 31, 2000 and 1999, respectively.

Impaired loans information is as follows (in thousands):

                                                          2000          1999
                                                      -----------    ----------
At December 31:
     Accruing loans that are contractually
     past due 90 days or more as to
     principal interest ..........................    $ 1,492,626    $2,917,464
     Amount of impaired loans that have a
     related allowance ...........................        708,304     1,210,186
     Amount of impaired loans with no
     related allowance ...........................        784,322     1,707,278
     Allowance for impaired loans ................        422,956       883,866

During the year ended December 31:
     Average investment in impaired loans ........      3,160,740     3,709,119
     Interest income recognized on impaired
     loans (cash basis) ..........................              -             -
     Principal collected in impaired loans .......         68,724        66,837

Changes in the allowance for loan losses are as follows:

                                            2000        1999         1998
                                         ----------  ----------   ----------
Balance, beginning ...................   $3,172,375  $3,007,713   $2,809,066
Recoveries ...........................       84,649     115,623      132,649
Provision for loan losses ............    1,158,260     530,000      646,000
Losses charged to allowance ..........   (1,151,004)   (480,961)    (580,002)
                                         ----------  ----------   ----------
Balance, ending ......................   $3,264,280  $3,172,375   $3,007,713
                                         ==========  ==========   ==========

For federal income tax purposes, the allowance for loan losses is $315,958 at December 31, 2000, 1999, and 1998. The amounts deducted for loan losses in the federal income tax returns were $1,066,355 in 2000, $365,338 in 1999 and $447,353 in 1998. These amounts were the maximum allowable deduction.

The Company services real estate loans, which are not included in the accompanying balance sheet, for investors in the secondary mortgage market. The approximate amount of mortgages serviced amounted to $42,631,000 at December 31, 2000 and $29,234,000 at December 31, 1999. Mortgage servicing rights were $252,298 at December 31, 2000 and $122,564 at December 31, 1999 and are included in other assets. Amortization of mortgage servicing rights was $19,494 in 2000.

5. BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                          2000          1999
                                                     ------------   -----------
Land .............................................   $  1,054,330   $   855,330
Bank premises ....................................      7,637,808     5,906,164
Furniture, fixtures and equipment ................      6,719,831     5,920,656
Leasehold improvements ...........................      1,493,660     1,293,050
                                                     ------------   -----------
       Total .....................................     16,905,629    13,975,200
Less accumulated depreciation
      and amortization ...........................      5,515,150     4,468,892
                                                     ------------   -----------
       Premises and equipment, net ...............   $ 11,390,479   $ 9,506,308
                                                     ============   ===========

The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic Peckville and Clarks Summit branches under the terms of operating leases. Rental expense was $287,971 for 2000, $223,281 for 1999 and $157,434 for 1998. The
future minimum rental payments at December 31, 2000 under these leases are as follows:

Year                                                     Amount
                                                       ----------
2001 ..............................................    $  278,000
2002 ..............................................       271,000
2003 ..............................................       249,000
2004 ..............................................       183,000
2005 ..............................................       175,000
                                                       ----------
        Total .....................................    $1,156,000
                                                       ==========

Amortization of leasehold improvements is included in depreciation expense.

6. DEPOSITS

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

2001 ...........................................    $ 120,246,743
2002 ...........................................       49,807,725
2003 ...........................................       13,971,004
2004 ...........................................        6,458,224
2005 and thereafter ............................       16,145,283
                                                    -------------
        Total ..................................    $ 206,628,979
                                                    =============

7. SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31:

                                                          2000         1999
                                                      -----------   -----------
Line of credit, FHLB ..............................   $10,950,000   $30,600,000
Securities sold under repurchase agreements .......    35,987,446    28,487,585
Demand note, U.S. Treasury ........................     1,087,275     1,161,461
                                                      -----------   -----------
            Total .................................   $48,024,721   $60,249,046
                                                      ===========   ===========

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2000 and 1999 are as follows:

                                             Maximum                       Weighted
                                           Outstanding                      Average    Rate at
                                              at any         Average      Rate During    Year
2000                                        Month End      Outstanding      the Year     End
                                           -----------     -----------    -----------  -------
Line of credit, FHLB .................     $28,450,000     $15,586,148        6.59%      6.63%
Securities sold under
  repurchase agreements ..............      39,800,700      34,149,033        5.61%      5.68%
Demand note,
  U.S. Treasury ......................       1,144,407         668,166        6.38%      5.74%
                                           -----------     -----------
            Total ....................     $69,395,107     $50,403,347
                                           ===========     ===========


                                             Maximum                       Weighted
                                           Outstanding                      Average    Rate at
                                              at any         Average      Rate During    Year
1999                                        Month End      Outstanding      the Year     End
                                           -----------     -----------    -----------  -------
Line of credit, FHLB .................     $30,600,000     $10,581,431        5.06%      4.05%
Securities sold under
  repurchase agreements ..............      35,865,050      31,634,056        4.80%      5.04%
Demand note,
  U.S. Treasury ......................       1,189,861         549,438        7.17%      4.54%
                                           -----------     -----------
            Total ....................     $67,654,911     $42,764,925
                                           ===========     ===========

At December 31, 2000, the Company has a $49,000,000 line of credit with the FHLB, which is secured by certain mortgage loans, and expires April 21, 2001. The borrowings at December 31, 2000 were $10,950,000. Borrowings were $30,600,000 at December 31, 1999.

Securities sold under agreements to repurchase (repurchase agreements) are secured short-term borrowings, and generally mature within 1 to 89 days from the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying securities is approximately $36,000,000 and $29,000,000 at December 31, 2000 and 1999, respectively. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

At December 31, 2000, the Company has $5,000,000 available on an unsecured line of credit from a financial institution and approximately $19,435,520 that it can borrow at the Discount Window from the Federal Reserve Bank of Philadelphia. There were no borrowings on these lines at December 31, 2000 or 1999.

8. LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 4.69% to 6.33% in 2000 and 4.05% to 6.33% in 1999. These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, U.S. Treasury notes and certain residential mortgages.

At December 31, 2000, the maturities of long-term debt are as follows:

Year Ending December 31
-----------------------
2004 .............................................   $  5,000,000
2008 .............................................     10,000,000
2010 .............................................     48,000,000
                                                     ------------
           Total .................................   $ 63,000,000
                                                     ============

9. STOCK PLANS

The Company has reserved 100,000 shares of its unissued capital stock for issuance under a dividend reinvestment plan. Shares issued under this plan are valued at fair value as of the dividend payment date. At December 31, 2000, 84,600 shares are available for future issuance.

The Company has established the 1998 Independent Directors Stock Option Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 1998 Independent Directors Stock Option Plan, each outside director will be awarded stock options to purchase 500 shares of the Company's common stock on the first business day of January, each year, at the fair market value on date of grant. 4,500 stock options with a ten-year life were awarded in 2000 and 1999. No stock options were awarded in 1998.

The Company has established the 1998 Stock Incentive Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 1998 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified options to purchase the Company's common stock at the fair market value on the date of grant. 3,400 and 3,000 qualified stock options with a ten-year life were awarded in 2000 and 1999, respectively. No qualified options were awarded in 1998.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plans. Accordingly, no compensation expense has been recognized for the Option Plans. Had compensation cost for the Option Plans been determined based on fair values at the grant date for awards consistent with the method of Statement of Financial Accounting Standards ("SFAS") No.123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                     As Reported    Pro Forma
                                                     -----------    ---------
December 31, 2000
   Net Income (in thousands) .....................      $3,202        $3,187
   Earnings per share - Basic ....................        1.78          1.78
   Earnings per share - Diluted ..................        1.77          1.77


                                                     As Reported    Pro Forma
                                                     -----------    ---------
December 31, 1999
  Net Income (in thousands) ......................      $3,814        $3,790
  Earnings per share - Basic .....................        2.13          2.12
  Earnings per share - Diluted ...................        2.12          2.12

For purposes of the pro forma calculations, the fair value of each option is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants issued in 2000 and 1999:

                                                        2000            1999
                                                      ---------       --------
Dividend yield ...................................        2.89%          2.48%
Expected volatility ..............................        6.26%          6.85%
Risk-free interest rate ..........................        4.34%          5.50%
Expected lives ...................................      5 years        5 years
Weighted average lives ...........................    9.5 years       10 years

A summary of the status of the Company's option plans as of December 31, 2000 and 1999, and changes during the year ended is presented below:

                                                                Weighted
                                                                 Average
                                                    Shares    Exercise Price
                                                   --------   --------------
Outstanding, December 31, 1998 .................         -
Granted ........................................     7,500         $31.00
Exercised ......................................         -
Forfeited ......................................         -
                                                   -------
Outstanding, December 31, 1999 .................     7,500          31.00
Granted ........................................     7,900          35.12
Exercised ......................................      (500)         35.75
Forfeited ......................................         -
                                                   -------
Outstanding, December 31, 2000 .................    14,900          33.03
                                                   =======

10. INCOME TAXES

The following temporary differences gave rise to the deferred tax asset at December 31:

                                                          2000         1999
                                                       ----------   ----------
Deferred tax assets:
  Provision for loan losses .........................  $1,002,429   $  971,182
  Deferred compensation .............................     104,973      104,244
  Unrealized gain on available-for-sale securities ..     682,800    2,407,670
  Other .............................................       8,160       14,395
  Unrealized losses on available-for-sale loans .....           -       49,588
                                                       ----------   ----------
            Total ...................................   1,798,362    3,547,079
                                                       ----------   ----------
Deferred tax liabilities:
      Leasing .......................................    (682,212)    (337,462)
      Depreciation ..................................    (423,279)    (349,272)
      Loan fees and costs ...........................    (186,259)    (187,171)
      Other .........................................     (32,136)           -
                                                       ----------   ----------
            Total ...................................  (1,323,886)    (873,905)
                                                       ----------   ----------
                   Deferred tax asset, net ..........    $474,476   $2,673,174
                                                       ==========   ==========

The provision for income taxes is as follows:

                                             2000         1999        1998
                                           --------     --------   ----------

Current .................................  $118,692     $645,109   $1,131,948
Deferred ................................   473,828      258,291      114,812
                                           --------     --------   ----------
            Total provision .............  $592,520     $903,400   $1,246,760
                                           ========     ========   ==========

A reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

                                              2000         1999        1998
                                          -----------  -----------  -----------
Expected provision at the
  statutory rate .......................  $1,290,236   $1,603,989   $1,635,506
Tax-exempt income ......................    (661,374)    (660,622)    (458,367)
Nondeductible interest expense .........      97,780       95,891       66,618
Other nondeductible expenses ...........      40,132        2,968        3,003
Low income housing tax credits .........    (122,628)     (73,910)           -
Other, net .............................     (51,626)     (64,916)           -
                                          ----------   ----------   ----------
  Actual provision for income taxes ....  $  592,520   $  903,400   $1,246,760
                                          ==========   ==========   ==========

11. RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees of the Company. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the Plan were $236,564 in 2000, $212,898 in 1999 and $200,140 in 1998.

12. FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 2000 follows:

                                                       Notional
                                                        Amount
                                                     ------------
Commitments to extend credit ....................    $ 78,705,475
Standby letters of credit .......................       3,662,661

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company on extension of credit, is based on management's credit assessment of the customer.

Standby letters of credit written are conditional commitments issued by the Company guaranteeing performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company has not incurred any losses on its commitments in 2000, 1999 or 1998.

The carrying or notional amount and estimated fair values of the Company's financial instruments were as follows at December 31, 2000 and 1999:

                                                        2000                     1999
                                              ----------------------   ----------------------
                                               Carrying    Estimated     Carrying   Estimated
                                              Or Notional     Fair     Or Notional     Fair
                                                 Amount       Value       Amount       Value
                                              -----------  ---------   -----------  ---------
                                                  (In thousands)           (In thousands)
Financial Assets:
  Cash and cash equivalents ................   $  8,779    $  8,779     $ 17,957    $ 17,957
  Available-for-sale securities ............    111,877     111,877      109,262     109,262
  Loans and leases .........................    336,865     339,664      299,366     295,628
  Loans available-for-sale .................     10,319      10,507        5,254       5,254
  Accrued interest .........................      3,885       3,885        3,262       3,262

Financial liabilities:
  Deposit liabilities ......................   $339,625    $340,326     $294,701    $294,649
  Accrued interest .........................      2,764       2,764        1,767       1,767
  Short-term borrowings ....................     48,025      48,095       60,249      60,249
  Long-term debt ...........................     63,000      63,271       57,305      56,805

Off-balance sheet liabilities:
  Commitments to extend credit .............   $ 78,705    $ 78,705     $ 56,018    $ 56,018
  Standby letters of credit ................      3,663       3,663        4,398       4,398

13. EARNINGS PER SHARE

Earnings per share (EPS) is computed using the weighed-average number of shares of common stock outstanding after giving effect to the assumed exercise of stock options. Prior year amounts have been restated to reflect the 2000 stock split.

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilative potential common stock for the years ended December 31, 2000, 1999 and 1998.

                                                              Common
                                                Income        Shares
2000                                           Numerator    Denominator   EPS
                                               ----------   -----------  -----
   Basic EPS ................................. $3,202,291    1,803,674   $1.78
                                                                         -----
Dilative effect of potential common stock
   Stock options:
    Exercise of options outstanding ..........                   7,900
    Hypothetical share repurchase at $37.38 ..                  (7,424)
                                               ----------    ---------
Diluted EPS .................................. $3,202,291    1,804,150   $1.77
                                               ==========    =========   =====

                                                              Common
                                                Income        Shares
1999                                           Numerator    Denominator   EPS
                                               ----------   -----------  -----
   Basic EPS ................................. $3,814,215    1,792,232   $2.13
                                                                         -----
Dilative effect of potential common stock
   Stock options:
    Exercise of options outstanding ..........                   7,500
    Hypothetical share repurchase at $35.13 ..                  (6,620)
                                               ----------    ---------
Diluted EPS .................................. $3,814,215    1,793,112   $2.12
                                               ==========    =========   =====

                                                              Common
                                                Income        Shares
1998                                           Numerator    Denominator   EPS
                                               ----------   -----------  -----
   Basic and diluted EPS ..................... $3,563,552    1,697,108   $2.10
                                                                         -----
14.REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Company's actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2000 or 1999.

Assets, Deposits and Capital

                                                                        To Be Well Capitalized
                                                                              For Capital           Under Prompt Corrective
                                                      Actual               Adequacy Purposes:          Action Provisions:
                                              ---------------------    -------------------------  --------------------------
                                                 Amount       Ratio         Amount        Ratio       Amount        Ratio
                                              ---------------------    -------------------------  --------------------------
As of December 31, 2000:
  Total Capital
      (to Risk Weighted Assets) ...........   $42,059,000     13.4%      >$25,204,000     >8.0%    >$31,510,000     >10.0%
  Tier I Capital
      (to Risk Weighted Assets) ...........   $38,795,000     12.3%      >$12,604,000     >4.0%    >$18,906,000      >6.0%
  Tier I Capital
      (to Average Assets) .................   $38,795,000      8.2%      >$18,940,000     >4.0%    >$23,675,000      >5.0%


As of December 31, 1999:
  Total Capital
      (to Risk Weighted Assets) ...........   $39,972,000     13.9%      >$23,073,000     >8.0%    >$28,841,000     >10.0%
  Tier I Capital
      (to Risk Weighted Assets) ...........   $36,800,000     12.8%      >$11,536,000     >4.0%    >$17,304,000     > 6.0%
  Tier I Capita
      (to Average Assets) .................   $36,800,000      8.2%      >$16,170,000     >4.0%    >$20,213,000     > 5.0%

15. RELATED PARTY TRANSACTIONS

During the ordinary course of business, loans are made to executive officers, directors, shareholders and associates of such persons. These transactions were made on substantially the same terms and at those rates prevailing at the time for comparable transactions with others. These loans do not involve more than the normal risk of collectability or present other unfavorable features. A summary of loan activity with officers, directors, shareholders and associates of such persons is as follows:


                                           2000          1999           1998
                                       -----------    -----------    -----------
Balance, beginning .................   $4,125,035     $4,337,908     $4,261,755
Additions ..........................    6,821,466      1,981,163      1,597,121
Collections ........................   (3,971,360)    (2,194,036)    (1,520,968)
                                       ----------     ----------     ----------
Balance, ending ....................   $6,975,141     $4,125,035     $4,337,908
                                       ==========     ==========     ==========

Aggregate loans to directors and associates exceeding 2.5% of shareholders' equity included in the table below are as follows:

                                                          2000        1999         1998
                                                       ----------- -----------  -----------
Number of persons                                           2           1            2

Balance, beginning .................................   $1,871,358  $2,447,527   $3,511,442
Additions ..........................................    5,510,253     689,343      590,547
Collections ........................................   (2,755,754)   (375,165)    (926,111)
Prior loan balance now above threshold .............      223,109
Adjustment for loans no longer exceeding 2.5%
 of shareholders' equity ...........................            -    (890,347)    (728,351)
                                                       ----------  -----------  ----------
Balance, ending ....................................   $4,848,966  $1,871,358   $2,447,527
                                                       ==========  ===========  ==========

16. SUBSEQUENT EVENT

In January 2001, the Company granted 4,500 options to purchase the Company's capital stock at $36.50 per share under the terms of its 1998 Independent Directors Stock Option Plan. In January 2001, the Company also granted 2,900 options to purchase the Company's capital stock at $36.50 per share under the 1998 Stock Incentive Plan.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

                                                           First       Second       Third       Fourth
                                                          Quarter      Quarter     Quarter      Quarter       Total
                                                          -------      -------     -------      -------     ---------
                                                                   (In thousands, except per share amounts)
2000
Interest income ......................................     $8,079      $8,585       $9,179      $ 9,273     $ 35,116
Interest expense .....................................     (4,667)     (5,142)      (5,797)      (5,862)     (21,468)
                                                           ------      ------       ------      -------     --------
Net interest income ..................................      3,412       3,443        3,382        3,411       13,648
Provision for loan losses ............................       (106)       (137)        (138)        (777)      (1,158)
Other income .........................................        638         731          904          731        3,004
Other expenses .......................................     (2,891)     (3,018)      (2,930)      (2,860)     (11,699)
                                                           ------      ------       ------      -------     --------
Income before provision for income taxes .............      1,053       1,019        1,218          505        3,795
Provision for income taxes ...........................       (187)       (177)        (270)          41         (593)
                                                           ------      ------       ------      -------     --------
Net income ...........................................     $  866      $  842       $  948      $   546     $  3,202
                                                           ======      ======       ======      =======     ========
Net income per share .................................     $  .48      $  .47       $  .53      $   .30     $   1.78
                                                           ======      ======       ======      =======     ========

                                                           First       Second       Third       Fourth
                                                          Quarter      Quarter     Quarter      Quarter       Total
                                                          -------      -------     -------      -------     ---------
                                                                   (In thousands, except per share amounts)
1999
Interest income ......................................     $6,213      $6,883       $7,560      $ 7,910      $28,566
Interest expense .....................................     (3,235)     (3,670)      (4,072)      (4,399)     (15,376)
                                                           ------      ------       ------      -------     --------
Net interest income ..................................      2,978       3,213        3,488        3,511       13,190
Provision for loan losses ............................       (180)       (140)         (85)        (125)        (530)
Other income .........................................        498         574          602          553        2,227
Other expenses .......................................     (2,272)     (2,484)      (2,683)      (2,731)     (10,170)
                                                           ------      ------       ------      -------     --------
Income before provision for income taxes .............      1,024       1,163        1,322        1,208        4,717
Provision for income taxes ...........................       (220)       (261)        (303)        (119)        (903)
                                                           ------      ------       ------      -------     --------
Net income ...........................................     $  804      $  902       $1,019      $ 1,089      $ 3,814
                                                           ======      ======       ======      =======     ========
Net income per share .................................     $  .45      $  .50       $  .57      $   .61      $  2.13
                                                           ======      ======       ======      =======     ========


                                                           First       Second        Third      Fourth
                                                          Quarter      Quarter      Quarter     Quarter       Total
                                                          -------      -------     -------      -------     ---------
                                                                   (In thousands, except per share amounts)
1998
Interest income ......................................     $5,530      $5,712       $5,974      $6,255       $23,471
Interest expense .....................................     (2,915)     (2,990)      (3,193)     (3,210)      (12,308)
                                                           ------      ------       ------     -------      --------
Net interest income ..................................      2,615       2,722        2,781       3,045        11,163
Provision for loan losses ............................       (182)       (182)        (184)        (98)         (646)
Other income .........................................        389         415          457         641         1,902
Other expenses .......................................     (1,711)     (1,842)      (1,978)     (2,078)       (7,609)
                                                           ------      ------       ------     -------      --------
Income before provision for income taxes .............      1,111       1,113        1,076       1,510         4,810
Provision for income taxes ...........................       (284)       (280)        (270)       (413)       (1,247)
                                                           ------      ------       ------     -------      --------
Net income ...........................................     $  827      $  833       $  806      $1,097       $ 3,563
                                                           ======      ======       ======     =======      ========
Net income per share .................................     $  .49      $  .49       $  .47      $  .65       $  2.10
                                                           ======      ======       ======     =======      ========

18. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required to adopt SFAS No. 133 on January 1, 2001 and it cannot be applied retroactively to financial statements of prior periods. Management does not expect the initial adoption of SFAS No. 133 to have a material effect on the Company's operations or financial position.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securities and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively within certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has not yet determined the impact, if any, of this statement on the Company's financial condition, equity, results of operations or disclosure.

                       This Page Intentionally Left Blank

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part 3

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required under Item 401 of Regulation S-K is incorporated by reference herein, to the section, "Board of Directors and Management", subsections "Information as to Directors and Nominees", "Family
Relationships",""Executive Officers of the Company", and "Executive Officers of the Bank", contained within the Company's 2001 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and shareholders owning in excess of 10% of the Company's outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission (the SEC). SEC regulations require that these reporting persons furnish the Company with copies of all Section 16(a) forms which they file. Based on a review of copies of such reports received by it, and on written statements of the reporting persons, the Company believes that the reporting persons complied with all such Section 16(a) filing requirements in a timely fashion, except as described below. Director Michael J. McDonald filed one late report during 2000 for one transaction. This failure to file timely was inadvertent.

11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein, to the section titled "Executive Compensation", and the section titled "Board of Directors and Management", subsection "Compensation of Directors", contained within the Company's 2001 Proxy Statement.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference herein, to the section titled "Beneficial Ownership of the Company's Common Stock by Significant Shareholders, Directors and Executive Officers", contained within the Company's 2001 Proxy Statement.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 " Consolidated Financial Statements and Supplementary Data", page 56 and is incorporated by reference herein to the section titled "Certain Business Relationships and Transactions with Management", contained within the Company's 2001 Proxy Statement.

Part 4

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements - The following financial statements are included by reference in Part II, item 8 hereof:
       Report of Independent Certified Public Accountants.
       Balance Sheet.
       Statement of Income.
       Statement of Changes in Shareholder Equity.
       Statement of Cash Flows.
       Notes to Financial Statements.

   (2) Financial Statement Schedules
       Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

   (3) Exhibits
       The following exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

       3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

       3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

       10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

       10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to
             Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.

       10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

       10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

       10.5 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Appendix A of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

       10.6 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Appendix B of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

       11 Statement regarding computation of earnings per share. Included herein on page 55.

       12 Statement regarding computation of ratios. Included herein on page 18, "Selected Financial Data".

       13    Excerpts from  the Registrant's  Annual Report to Shareholders.

       21    Subsidiaries of the Registrant.

       23    Consent of Independent Auditors.

             (b) No Current Report on Form 8-K was filed by the Company during the fourth quarter of the fiscal year ended December 31, 2000.

             (c) The exhibits required to be filed by this item are listed under
                 Item 14(a)3, above.

             (d) NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D&D BANCORP, INC.
(Registrant)

                       By: /s/ Michael F. Marranca                      3/28/01
                          -----------------------------------------------------
                          Michael F. Marranca,                            Date
                          President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael F. Marranca                      3/28/01       By: /s/ Patrick J. Dempsey          3/28/01
   -----------------------------------------------------           ---------------------------------------
   Michael F. Marranca, President,                 Date            Patrick J. Dempsey, Director      Date
   Chief Executive Officer


By: /s/ Robert P. Farrell                        3/28/01       By: /s/ Paul A. Barrett             3/28/01
   -----------------------------------------------------           ---------------------------------------
   Robert P. Farrell, Treasurer and Comptroller,   Date            Paul A. Barrett,  Director        Date
   (Principal Financial and Accounting Officer)


By: /s/ Samuel C. Cali                           3/28/01       By: /s/ John T. Cognetti            3/28/01
   -----------------------------------------------------           ---------------------------------------
   Samuel C. Cali, Chairman of the Board           Date            John T. Cognetti, Director        Date


By: /s/ John F. Glinsky, Jr.                     3/28/01       By: /s/ Michael J. McDonald         3/28/01
   -----------------------------------------------------          ----------------------------------------
   John F. Glinsky, Jr., Secretary and Director    Date            Michael J. McDonald,  Director    Date


By: /s/ David L. Tressler, Sr.                   3/28/01       By: /s/ Brian J. Cali               3/28/01
   -----------------------------------------------------          ----------------------------------------
   David L. Tressler, Sr., Director                Date            Brian J. Cali,  Director          Date


By: /s/ Mary E. McDonald                         3/28/01
   -----------------------------------------------------
   Mary E. McDonald, Director                      Date

EXHIBIT INDEX

   3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November
         3, 1999 and as amended on April 6, 2000.

   3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to
         Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

   10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

   10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

   10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

   10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

   10.5 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Appendix A of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   10.6 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Appendix B of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   11 Statement regarding computation of earnings per share. Included herein on page 55.

   12 Statement regarding computation of ratios. Included herein on page 18, "Selected Financial Data".

   13    Excerpts from  the Registrants  Annual Report to Shareholders.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Auditors.

EXHIBITS

   13    Products and Services

         Consumer Deposit Products:                  Consumer Electronic Services:
         Personal Checking Accounts                  Overdraft Protection
         Special Checking Accounts                   Fidelity at Work Program (Offered to
         Senior Checking Accounts                      businesses for their employees)
         Youth Checking and Savings Accounts         Direct Deposit Services
         Super NOW Accounts                          MAC Services:
         Money Market Accounts                          The Fidelity Check Card
         Statement Savings Accounts                     MAC Card
         Fixed Rate or Variable Rate IRA             The Fidelity Telephone Link
           Certificates of Deposit                   The Fidelity On-Line
         Christmas and Vacation Club Accounts        Sweep Accounts
         Certificates of Deposit


         Consumer Loan Products:                     Life Insurance:
         Home Equity Line of Credit                  Long Term Care Insurance
         Mortgage Loans
         Installment Loans                           Additional Bank Services:
         Direct Auto Leasing                         Tax Exempt Bonds
         Student Loans                               Government Check Cashing Services
         Preferred Lines of Credit                   Food Stamps
         MasterCard/Visa                             Acceptance of Utility Bills:
                                                        Verizon
         Special Purpose Credit and Other:              Pennsylvania American Water
         Programs Fidelity Offers                       Penn Fuel
         FHA Loans                                   Acceptance of County Real Estate Taxes
         Reverse Mortgage Loans                      Acceptance of TT&L Payments for Businesses
         Special Home Buyer Programs                 Savings Bonds
                                                     Travelers Checks, Money Orders,
         Business Loan Products:                        Certified Checks and Cashier Checks
         Commercial Loans                            Wire Transfer Services
         Equipment Loans & Leasing                   Safe Deposit Services
         Floor Plan Loans                            ACH Services
         Lines of Credit                             Direct Deposit Services
         Community Development Loans
         Demand Loans                                Business Deposit Products and Services:
         Commercial Mortgages                        Business Checking with
         Participation Loans                            Account Analysis
         Letters of Credit                           Super NOW Accounts
                                                     Money Market Deposit Accounts
         Special Business Loan Programs:             Savings Accounts
         SBA Loan Programs                           Certificates of Deposit
         PENNCAP Loans                               Sweep Accounts
         PEDFA Loans                                 Fidelity at Work Program
         EDCNP Loans                                 Small Business Checking

         Investment Services*:                       Business Electronic Services:
         Discount Brokerage Service                  Fidelity Cash Manager
         Annuities                                   The Fidelity Telephone Link
         Trust                                       The Fidelity On-Line
         401k                                        MasterCard/Visa (MAC)
         Mutual Funds                                   Merchant Processing
                                                     ACH Origination Processing

              *  Not FDIC insured. No Bank Guarantee. May Lose Value.

   21 Subsidiaries of the Registrant. The Fidelity Deposit and Discount Bank, Blakely and Drinker Streets Dunmore, Pennsylvania. Incorporated in Pennsylvania December 13, 1902.

   23    Consent of Independent Auditors:

We consent to the incorporation by reference in this Annual Report on Form 10-K for the year ended December 31, 2000, of Fidelity D & D Bancorp, Inc. of our report dated February 9, 2001, included in the Registrant's Annual Report to Shareholders.



Wilkes Barre, Pennsylvania                         Parente Randolph, PC
March 28, 2001                                     Accountants & Consultants