Form 10-Q
period 2001-03-31
FIDELITY D & D BANCORP INC
filed 2001-05-15
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER: 333-90273
                        ---------------------------------

                          FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:                          IRS EMPLOYER IDENTIFICATION NO:
--------------------------------------------------------------------------------
PENNSYLVANIA                                                         23-3017653

                                PRINCIPAL OFFICE:
                              BLAKELY & DRINKER ST.
                           DUNMORE, PENNSYLVANIA 18512

                                   TELEPHONE:
--------------------------------------------------------------------------------
                                  570-342-8281

The Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    __X__ YES     ___ NO
                                      -

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 30, 2001, the latest practicable date was 1,808,897.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY.
                                DUNMORE, PA 18512

                            FORM 10-Q MARCH 31, 2001

                                      INDEX
PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000                                               3
         Consolidated Statement of Income for the three
           months ended March 31, 2001 and 2000                                4
         Consolidated Statement of Changes in Shareholders' Equity
           for the three months ended March 31, 2001 and 2000                  5
         Consolidated Statement of Cash Flows for the three months
           ended March 31, 2001 and 2000                                       6
         Notes to Consolidated Financial Statements                          7-9

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-16

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk,
           included in Item 2                                              17-18

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    19

ITEM 2.  Change in Securities and Use of Proceeds                             19

ITEM 3.  Defaults upon Senior Securities                                      19

ITEM 4.  Submission of Matters to a Vote of Security Holder                   19

ITEM 5.  Other Information                                                    20

ITEM 6.  Exhibits and Reports on Form 8-K                                     20

Signature Page                                                                22

Exhibit Index                                                                 23

                      FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                       As of March 31, 2001 and December 31, 2000

                                            March 31, 2001     December 31, 2000
                                              (unaudited)          (audited)
                                           -------------------------------------
ASSETS
Cash and due from banks                         $   2,973,621     $   5,502,430
Interest bearing deposits with financial
  institutions                                     10,155,535         3,277,062
                                                -------------     -------------
   Total cash and cash equivalents                 13,129,156         8,779,492

Federal funds sold                                  1,400,000                --
Held to maturity securities                         7,550,619         7,879,433
Available for sale securities                     109,234,141       111,876,958

Loans net of unearned income                      340,309,259       336,865,255
Allowance for loan losses
                                                    3,400,226         3,264,280
                                                -------------     -------------
   Net loans                                      336,909,034       333,600,975

Loans available-for-sale                           11,144,890        10,318,792
Bank premises and equipment                        11,248,696        11,390,479
Accrued interest receivable                         4,267,633         3,885,291
Foreclosed assets held for sale                       216,561           353,253
Other assets                                        3,331,941         3,659,198
                                                -------------     -------------
   Total assets                                 $ 498,432,672     $ 491,743,871
                                                =============     =============

LIABILITIES
Deposits
 Noninterest-bearing                            $  44,613,559     $  47,500,335
 Cert. of deposit $100,000 or more                117,037,609        94,717,931
 Other interest-bearing deposits                  191,557,927       197,406,799
                                                -------------     -------------
   Total deposits                                 353,209,095       339,625,066

Accrued expenses and other liabilities              3,998,402         3,574,672
Short-term borrowings                              38,798,413        48,024,721
Long-term debt                                     63,000,000        63,000,000
                                                -------------     -------------
   Total liabilities                              459,005,910       454,224,459
                                                -------------     -------------

Shareholders' Equity:
 Preferred Stock                                           --                --
 Common stock, 10,000,000 shares
  authorized without par value                      8,978,783         8,881,713
 Accumulated other comprehensive income              (254,694)       (1,325,435)
 Retained Earnings                                 30,702,672        29,963,134
                                                -------------     -------------
   Total shareholders' equity                      39,426,762        37,519,412
                                                -------------     -------------
   Total liabilities and shareholders' equity   $ 498,432,672     $ 491,743,871
                                                =============     =============

                 See notes to consolidated financial statements

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                Three Month Period Ended March 31, 2001 and 2000
                                   (unaudited)

                                                  March 31, 2001            March 31, 2000
                                                  --------------            --------------
Interest Income
 Interest and fees on loans:
    Taxable                                          $ 6,857,188              $ 5,894,181
    Nontaxable                                           188,142                  147,581
 Interest and fees on leases                             188,539                  125,400
 Interest-bearing deposits with
   financial institutions                                  8,447                   10,542
 Investment securities:
    US Government Agencies                             1,618,908                1,524,827
    States & Political Subdivisions (nontaxable)         214,045                  285,317
    Other Securities                                      98,415                   90,919
 Federal funds sold                                          961                       --
                                                     -----------              -----------
       Total interest income                           9,174,644                8,078,767
                                                     -----------              -----------
 Interest expense
    Certificates of deposit of $100,000 or more        1,599,446                1,127,425
    Other Deposits                                     2,266,794                2,083,414
    Securities sold under repurchase agreements          487,286                  440,662
    Other short-term borrowings and long-term debt     1,035,671                1,007,767
    Other                                                  8,500                    7,322
                                                     -----------              -----------
       Total interest expense                          5,397,696                4,666,591
                                                     -----------              -----------
       Net interest income                             3,776,948                3,412,176

 Provision for loan losses                               328,000                  106,500
                                                     -----------              -----------
   Net interest income, after provision
     for loan losses                                   3,448,948                3,305,676
                                                     -----------              -----------
 Other income:
    Service charge on deposit accounts                   258,264                  254,642
    Gain on sale of securities                           114,375                   11,100
    Gain on sale of loans and leases                      79,878                   48,362
    Gain on loans available-for-sale                          --                   25,373
    Gain on sale of foreclosed assets held for sale       25,801                       --
    Fees and other service charges                       364,374                  299,070
 Other income                                             21,918                   15,037
                                                     -----------              -----------
       Total other income                                864,610                  653,584
                                                     -----------              -----------
 Other operating expenses:
    Salaries and employee benefits                     1,379,823                1,368,612
    Premises and equipment                               639,184                  512,943
    Advertising                                           90,040                  117,217
    Other expenses                                       821,730                  907,491
                                                     -----------              -----------
       Total operating expenses                        2,930,777                2,906,263
                                                     -----------              -----------
 Income before income taxes                            1,382,780                1,052,997
 Provision for income taxes                              304,564                  186,800
                                                     -----------              -----------
    Net Income                                       $ 1,078,216              $   866,197
                                                     ===========              ===========

Basic earnings per share                                   $0.60                    $0.48
Diluted earnings per share                                 $0.60                    $0.48
Dividends per share                                      $0.1875                  $0.1875

                 See notes to consolidated financial statements

                                           FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     For the Three Months Ended March 31, 2001 and 2000
                                                          (unaudited)
                                                                                                    Accumulated
                                                            Capital Stock            Retained   Other Comprehensive
                                                       Shares         Amount         Earnings      Income/(Loss)        Total
                                                    ----------------------------------------------------------------------------
Balance, Dec. 31, 1999                                1,800,784     $8,673,031     $28,126,918     $(4,673,713)     $32,126,236
                                                                                                                    -----------

Net Income                                                   --             --         866,197                          866,197

Change in Net Unrealized
Available-for sale Security Gains/(losses)                                                             (54,738)         (54,738)

                                                                                                                    -----------
Comprehensive Income                                         --             --              --                          811,459
                                                                                                                    -----------

Cash Dividends                                                                        (337,704)                        (337,704)

Issuance of stock                                           250         15,500                                           15,500

Dividends Reinvested                                      1,556        109,728                                          109,728
                                                    ---------------------------------------------------------------------------

Balance, March 31, 2000                               1,802,590     $8,798,259     $28,655,411     $(4,728,451)     $32,725,219
                                                    ===========================================================================

Balance, December 31, 2000                            1,806,274     $8,881,713     $29,963,134     $(1,325,435)     $37,519,412
                                                                                                                    -----------

Net Income                                                                  --       1,078,216                        1,078,216

Change in Net Unrealized                                     --             --              --

Available-for sale Securities Gains/(losses)                                                         1,070,742        1,070,742
                                                                                                                    -----------

Comprehensive Income                                                                                                  2,148,957
                                                                                                                     ----------

Cash Dividends                                                                        (338,678)                        (338,678)

Dividends Reinvested                                      2,623         97,070              --              --           97,070
                                                   ----------------------------------------------------------------------------

Balance March 31, 2001                                1,808,897     $8,978,783     $30,702,672       $(254,693)     $39,426,761
                                                   ============================================================================

                                                   See notes to consolidated financial statements.


                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                  (unaudited)

                                                                       2001                2000
                                                                       ----                ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income.........................................               $ 1,078,216        $    866,197
  Adjustments to reconcile net income to net
   cash provided by (used by) operating activities:
    Depreciation.....................................                   298,200             213,900
    Amortization of securities (net of accretion)....                   (12,216)            (17,332)
    Provision for loan loss and recoveries...........                   328,000             106,500
    Deferred Income Tax..............................                   (12,019)             75,816
    Amortization of mortgage servicing rights........                     9,672               4,019
    (Gain)/Loss Sale of Investment Securities........                  (114,375)            (11,100)
    (Gain)/Loss on Sale of Loans.....................                   (79,878)            (48,362)
    (Gain)/Loss on Sale of foreclosed assets held for
      sale...........................................                   (25,801)               (351)
    (Appreciation)/Depreciation available-for-sale
      loans..........................................                        --             (25,373)
    (Increase)/decrease in Interest Receivable.......                  (382,342)           (660,525)
    Increase/(decrease) in accrued expenses..........                   423,730             (20,427)
    Increase)/decrease in other assets...............                  (221,992)           (534,499)
                                                                    -----------        ------------
    Net cash provided by (used by) operating activities             $ 1,289,195        $    (51,537)
                                                                    -----------        ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from maturity, call and paydown
   of held-to-maturity securities..................                 $   328,814        $         --
  Proceeds from the sale of available-for-sale securities             4,114,375             992,188
  Proceeds from maturity, call and paydown
   of available-for-sale securities.................                  7,277,368             386,274
  Purchase of available-for-sale securities..........                (7,000,000)         (2,000,000)
  (Increase)/decrease in Federal Funds Sold..........                (1,400,000)                 --
  Proceeds from sale of loans........................                 4,870,060             682,509
  (Increase)/decrease Loans & Leases.................                (9,250,797)        (13,751,236)
  Purchase of Bank Premises and Equipment............                  (156,417)         (1,411,124)
  Improvements to foreclosed assets held for sale....                    (7,645)               (463)
  Proceeds from sale of foreclosed assets
   held for sale.....................................                   168,596              12,423
                                                                    -----------        ------------
    Net cash used in investing activities.............              $(1,055,645)       $(15,089,429)
                                                                    -----------        ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net increase(decrease) in non-interest bearing deposits           $(2,886,777)       $  1,198,436
  Net increase(decrease) in interest bearing deposits                (5,848,873)         (3,910,477)
  Net increase(decrease) in CD's $100,000 or more                    22,319,678          16,958,091
  Increase(decrease) in short term borrowings........                (9,226,308)         (5,174,951)
  Dividends paid.....................................                  (338,678)           (337,704)
  Proceeds from issuance of common stock.............                        --              15,500
  Proceeds from dividend reinvestment................                    97,070             109,728
                                                                    -----------        ------------
    Net cash provided by financing activities........               $ 4,116,113        $  8,858,623
                                                                    -----------        ------------
Net increase(decrease) in cash and cash equivalents..               $ 4,349,663        $ (6,282,343)
Cash and cash equivalents, beginning.................                 8,779,492          17,957,379
                                                                    -----------        ------------
Cash and cash equivalents, end.......................               $13,129,155        $ 11,675,036
                                                                    ===========        ============

                 See notes to consolidated financial statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                            FORM 10-Q MARCH 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and subsidiary, The Fidelity Deposit & Discount Bank, (Bank), (collectively the "Company) have been prepared in accordance with accounting principles, generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the bank's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     In the opinion of management, the consolidated balance sheets as of March 31, 2001 and December 31, 2000 present fairly the consolidated financial position of the Company as of those dates and the related statements of income, changes in shareholders' equity and cash flows for the three month ended March 31, 2001 and 2000 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period. These adjustments are of a normal reoccurring nature.

     This quarterly report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 and the notes included therein, in the Company's Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

     All per share data for the year 2000 has been restated for the June 30, 2000 stock exchange.

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, (1,806,945 in 2001 and 1,801,641 in 2000).

     Diluted earnings per share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2001 and 2000:


                                                                            Common            Earnings
                                                         Income             Shares              per
March 31, 2001                                          Numerator         Denominator          Share
                                                        ---------         -----------          -----
Basic EPS                                               $1,078,216        1,806,945            $0.60
                                                                                               =====
Dilutive effect of potential common stock
Stock options:
  Exercise of outstanding options                                            14,400
  Hypothetical share repurchase at $36.00                                   (13,248)
                                                        ---------------------------
Diluted EPS                                             $1,078,216        1,808,097            $0.60
                                                        ============================================

March 31, 2000

Basic EPS                                               $  866,197        1,801,641            $0.48
                                                                                               =====

Stock options:
  Exercise of outstanding options:                                           15,150
  Hypothetical share repurchase at $35.25                                   (14,248)
                                                        ---------------------------
Diluted EPS                                             $  866,197        1,802,543            $0.48
                                                        ============================================

     Earnings per share have been restated for the June 30, 2000 two-for-one stock exchange.

     The company became a bank holding company on June 30, 2000, when it acquired all of the outstanding shares of the Bank. On that date, each then outstanding share of common stock of the Bank came to represent two shares of the Company's common stock, in accordance with the terms of the plan of reorganization.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                            FORM 10-Q MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Form 10-Q may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include but are not limited to; those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date, hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date, hereof.

     1. Changes in Financial Condition

     Total deposits increased $13,584,000 or 4.00% from $339,625,000 at December 31, 2000 to $341,644,000 at March 31, 2001. The success at attracting new customers and additional funds from existing depositors can be linked to the new and renovated branches and competitive product pricing.

     Non interest-bearing deposits decreased $2,887,000 or 6.08% during 2001. The decline was centered in business demand deposit accounts, (DDA's) which decreased $3,118,000. Many business DDA's are tied to sweep accounts that transfer excess funds to interest-bearing repurchase agreements, (Repo's) on a daily basis. Repo's increased $2,135,000 during the first three months of 2001.

     Interest-bearing deposits increased $16,471,000 or 5.64%. Public fund certificates of deposit, (CD's) and non-personal CD's increased $20,527,000 and $4,096,000 respectively. Decreases in NOW accounts, money market deposit accounts and personal CD's reduced the total increase in public fund and non-personal CD's.

     Short-term borrowings, which are comprised of Repos, treasury tax and loan retained funds and federal funds purchased, decreased $9,226,000 or 4.79%. Of the total decrease, federal funds purchased were reduced $10,950,000. The reduction in federal funds purchased was due to the increase in deposits and Repos.

     The rise in Deposits less the decrease in short-term borrowings, an increase in common stock through the Dividend Reinvestment Plan, and the retention of earnings, caused Total Liabilities and Shareholders' Equity to increase $6,689,000 or 1.36% since December 31, 2000.

     During 2001, net loans, including available-for-sale loans grew $3,308,000 or 0.99%. Commercial loans increased $6,649,000 or 4.54%. Residential mortgages, SBA guaranteed loans and student loans totaling $4,790,000 were sold during 2001 to provide liquidity and improve yield. The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $11,145,000 as available-for-sale at March 31, 2001.

     The following table reflects the composition of the loan portfolio:

                                       March 31, 2001       December 31, 2000
                                       -------------        -----------------
Real estate                             $107,528,730             $109,942,570
Consumer                                  66,148,448               66,441,389
Commercial                               153,259,899              146,610,685
Direct financing leases                   12,361,336               12,733,075
Real estate construction                   2,857,871                2,971,504
------------------------------------------------------------------------------
Gross Loans                              342,156,284              338,699,223
Less:
Unearned discount                          1,847,024                1,833,968
Allowance for loan loss                    3,400,226                3,264,280
------------------------------------------------------------------------------
Net Loans                               $336,909,034             $333,600,975
==============================================================================

     Paydowns and early calls of US Agency and Municipal bonds totaled $7,277,000. US Agency bonds of $4,000,000, classified as available-for-sale, were sold to provide liquidity and to improve the yield on earning assets. US Government Agency bonds of $7,000,000 were purchased during 2001. These activities plus a $1,071,000 improvement in the market value of available-for-sale securities were the major changes in the investment portfolio.

     Fluctuations in capital markets cause frequent changes in the market value of investments. This particular decline does not indicate a material weakness in the Company. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

     Securities held-to-maturity and available-for-sale at March 31, 2001 consist of the following:

                                                     AMORTIZED        UNREALIZED     UNREALIZED          FAIR
                                                       COST             GAINS          LOSSES            VALUE
                                              --------------------------------------------------------------------
Held-to-maturity
 Mortgage backed securities                         $ 7,550,619         $ 30,420       $ 45,498       $  7,535,540
                                              --------------------------------------------------------------------
 Total held-to-maturity                             $ 7,550,619         $ 30,420       $ 45,498       $  7,535,540
                                              ====================================================================

Available-for-sale
 Agencies                                           $79,296,095         $ 84,726       $610,945       $ 78,769,876
 State and municipal                                 17,581,581          159,957        149,441         17,592,097
 Mortgage backed securities                           7,171,240           35,121         52,079          7,154,282
                                              --------------------------------------------------------------------

    Sub total                                       104,048,915          279,804        812,464        103,516,255


Equity securities                                     5,571,126          217,029         70,268          5,717,887
                                              --------------------------------------------------------------------

    Total available-for-sale                       $109,620,041         $496,833       $882,732       $109,234,142
                                              ====================================================================

    Grand total                                    $117,170,659         $527,252       $928,230       $116,769,681
                                              ====================================================================


     At March 31, 2001, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                                      Book                         Market
                  Held-to-maturity                                    value                        value
                  ----------------                                    -----                        -----
Mortgage backed securities                                        $  7,550,619                  $  7,535,540
------------------------------------------------------------------------------------------------------------
               Total held-to-maturity                             $  7,550,619                  $  7,535,540
============================================================================================================
                Available-for-sale

One year or less                                                  $  1,695,000                  $  1,696,872
One through five years                                               2,029,222                     2,046,547
Five through ten years                                              30,882,214                    30,931,424
Over ten years                                                      62,271,239                    61,687,131
------------------------------------------------------------------------------------------------------------
                  Sub total                                         96,877,676                    96,361,973
Mortgage backed securities                                           7,171,240                     7,154,282
Equity securities                                                    5,571,126                     5,717,887
------------------------------------------------------------------------------------------------------------
              Total available-for-sale                            $109,620,041                  $109,234,142
============================================================================================================

                    Grand total                                   $117,170,659                  $116,769,681
============================================================================================================


     Total assets of the Company have grown $41,496,000 or 9.08% from $456,936,000 to $498,433,000 for the twelve months ending March 31, 2001. The increase is a result of a $44,262,000 rise in deposits, a $10,581,000 net increase in Repos and borrowings and a net increase in Shareholders' Equity of $6,702,000.

     The funds accumulated through the increases in liabilities were used for net loan growth of $48,750,000.

     Excluding the effect of the net change in the market value of available-for-sale securities, Shareholders' Equity increased $837,000 for the three months ending March 31, 2001 and by $2,228,000 for the twelve-month period ending March 31, 2001. The increases are a result of the retention of profits and the issuance of common stock under the Dividend Reinvestment plan.

2. Changes in Results of Operations

Net Income

     Net Income for the three months ending March 31, 2001 and 2000 was $1,078,216 and $866,197 respectively. The significant differences are as follows:

                                                          2001                  2000                Difference
                                                          ----                  ----                ----------
Net interest income                                    3,776,948              3,412,176             364,772  A

Provision for loan losses                                328,000                106,500            (221,500) B

Deposit service charges and other income                 670,357                594,122              76,235  C

Gain on sale of assets                                   194,253                 59,462             134,791

Salaries and employee benefits                         1,379,823              1,368,612             (11,211)

Premises and equipment                                   639,184                512,943            (126,241) D

Other expense                                            911,770              1,024,708             112,938  E

Provision for income tax                                 304,564                186,800            (117,764) F



A) The tax equivalent ("TE") yield on Average Earning Assets increased 33 basis points, from 7.64% at March 31, 2000 to 7.97% at March 31, 2001. This action was caused by changes in the National Prime Rate, which had a direct effect on loans subject to immediate repricing and by deliberate measures undertaken by the Bank to improve earnings. At the same time, competition from non-traditional sources for deposit dollars and competitive interest rates paid for preferred accounts and accounts at the new branch locations, caused the cost of funds to increase 28 basis points. The changes in pricing and volume increases in loans improved the TE net yield on earning assets by 4 basis points and that increased Net Interest Income by $365,000.

B) In the internal review of loans for both delinquency and collateral sufficiency, Management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms. Accordingly Management found it necessary to increase the allowance for loan losses. The allowance for loan losses was increased through the provision for loan losses.

C) Fees generated from loan serving increased $12,000 due to volume increase in sold loans serviced by the Bank. Gross fees from the sale of mutual funds and annuities increased $13,000. ATM service charge income rose $19,000.

D) A full three months of depreciation on the Peckville branch and fixed assets purchased during 2000 caused an $84,300 rise in depreciation expense.

E) Advertising costs were reduced $27,000 in 2001, due in part to the fact that there were no new branches opened during the first quarter. Stationary and supply expense declined $47,000 in 2001.

F) Income before provision for income taxes in 2001 increased $330,000 over 2000. Because of this increase the provision for income taxes increased $118,000 in 2001. The increase was based on a reduction of non-taxable income and an increase in income before the provision for taxes.

                      THE FIDELITY DEPOSIT & DISCOUNT BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            (in thousands of dollars)

TAX EQUIVALENT YIELD
======================================================================================================
Average Earnings                           Three months ended       Year ended      Three months ended
Assets                                       March 31, 2001     December 31, 2000     March 31, 2000
                                        --------------------------------------------------------------
Loans & Leases                                    $ 349,342        $ 328,714          $ 308,494

Investments                                         119,452          121,796            118,569
Fed Funds                                                61               --                 --
Interest Bearing Deposits                             6,695            6,833              7,695
                                        --------------------------------------------------------------
      Total                                       $ 475,550        $ 457,343          $ 434,758
                                        ==============================================================

Average Interest Bearing Liabilities

Other Interest-bearing Deposits                   $  83,565        $  85,927          $  84,877

CD's                                                213,701          200,670            184,134

Other Borrowed Funds                                 73,984           74,070             70,545

Repurchase Agreements                                39,977           34,149             33,155
                                        --------------------------------------------------------------
      Total                                       $ 411,227        $ 394,816          $ 372,711
                                        ==============================================================

Interest Income
Loans & Leases                                    $   7,304        $  27,461          $   6,242

Investments                                           2,037            8,324              2,008

Fed Funds                                                 1               --                 --

Interest Bearing Deposits                                 8               45                 11
                                        --------------------------------------------------------------
      Total                                       $   9,350        $  35,830          $   8,261
                                        ==============================================================

Interest Expense

Other Interest-bearing Deposits                   $     597        $   3,036          $     637

CD's                                                  3,269           12,074              2,574

Other Borrowed Funds                                  1,045            4,441              1,015

Repurchase Agreements                                   487            1,917                441
                                        --------------------------------------------------------------
      Total                                       $   5,398        $  21,468          $   4,667
                                        ==============================================================

Net Interest Income                               $   3,952        $  14,362          $   3,594
                                        ==============================================================
Yield on Average Earning Assets                        7.97%            7.83%              7.64%

Cost of Avg Int Bearing Liabilities                    5.32%            5.44%              5.04%
                                        --------------------------------------------------------------

Interest Rate Spread                                   2.65%            2.39%              2.60%
                                        ==============================================================

Net Yield on Average Earning Assets                    3.37%            3.14%              3.33%
                                        ==============================================================

                                     FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                             Provision for Loan Losses

                                     March 31, 2001                Dec. 31, 2000           March 31, 2000
Net Loans                            $336,909,034                  $333,600,975            $299,303,874

Allowance for loan losses               3,400,226                     3,264,280               3,145,994

Percentage to net loans                      1.01%                         0.98%                   1.05%

Provision for loan losses
   Year ended                                                         1,158,260
   Three months ended                     328,000                                               106,500


(Charge offs)/recoveries, net
   Year ended                                                        (1,066,355)
   Three months ended                    (192,054)                                             (132,881)


     In addition to the allowance for loan losses, there are other reserves not recorded on the Company's records that are available to mitigate potential loan loss. The guaranteed portion of SBA and Student Loans that are either 90 days or more delinquent or classified as non-accrual was $538,000 at March 31, 2001. The reserve set aside by the Commonwealth of Pennsylvania for loans registered in the PENNCAP program was $337,000 at March 31, 2001.

     Loans secured by deposits were $12,901,000 at March 31, 2001.

     The allowance for loan loses is established through a provision for loan losses. The allowance represents an amount, which, in management's judgement will be adequate to absorb possible losses on existing loans and leases. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as:

     o Changes in the nature and volume of the loan portfolio;
     o Current economic conditions that may effect the borrowers ability to repay;
     o Overall portfolio quality; and
     o Review of specific impaired loans.

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

     The Company carefully monitors potential problem loans. Potential problem loans are those where there is known information that leads the company to believe repayment is in jeopardy. The loans are either non-accrual or past due 90 days or more. Non-accrual loans and loans that were past due 90 days or more at March 31, 2001 were $2,180,000 and $3,426,000 respectively. At March 31, 2001 the allowance for loan loss represents 155.95% of non-accrual loans and 99.25% of loans 90 days or more past due.

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

     The Company uses a simulation model to better understand the risks to the company that may be brought about by changes in market interest rates. At March 31, 2001 the Company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation were within the Company's established policy limits for changes in net interest income.

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



Liquidity (in thousands of dollars)

                                                      March 31, 2001           Dec 31, 2000            March 31, 2000
Assets due within one year                               $136,533                 $106,310                $122,485

Liabilities due within one year                          $228,447                 $233,931                $230,141

Percent of assets due within one year
  to liabilities due within one year                        59.77%                   45.45%                  53.22%

     Management believes that the present level of liquidity is adequate for current operations. Investments were scheduled by maturity dates.

     Liabilities include deposits not having stated maturity dates, (DDA's, NOWs, Savings & MMDA's), in the amounts reported. In addition, sweep accounts were classified as having immediate maturity dates.

     This presentation does not take into consideration Lines of Credit that are available to the Company, or assets available-for-sale, both of which could be used to meet liquidity needs.

     The Company's capital amounts and ratios at March 31, 2001 are as follows:


                                                                                               To be Well Capitalized
                                                                          For Capital          Under Prompt Corrective
                                               Actual                  Adequacy Purposes          Action Provisions
                                        Amount         Ratio          Amount        Ratio       Amount         Ratio
Total Capital
     (to Risk Weighted Assets)        $43,081,681     13.60%        $25,342,714    8.00%      $31,678,392     10.00%
Tier 1 Capital
     (to Risk Weighted Assets)        $39,681,455     12.53%        $12,671,357    4.00%      $19,007,035      6.00%
Tier 1 Capital
     (to Average Assets)              $39,681,455      8.01%        $19,827,447    4.00%      $24,784,309      5.00%

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

ITEM 2. Changes in Securities and Use of Proceeds.

     None

ITEM 3. Default Upon Senior Securities.

     None

ITEM 4. Submission of matters to a Vote by Security Holders.

     On March 31, 2001, the Company sent its shareholders proxy solicitation materials relating to the following matters to be submitted to a vote by Security Holders at the annual meeting held on May 1, 2001:

     A) Proposal to elect four Class A directors for a two year term, as follows:

                  Paul A. Barrett           John T. Cognetti
                  John F. Glinsky, Jr.      Michael J. McDonald

     B) Proposal to elect three Class B directors for a one year term, as follows:

                  Samuel C. Cali            Mary E. McDonald
                  David L. Tressler, Sr.

     C) Proposal to elect three Class C directors for a three year term, as follows:

                  Brian J. Cali            Patrick J. Dempsey
                  Michael F. Marranca

     D) Proposal to approve and adopt the Fidelity D&D Bancorp, Inc. 2000 Independent Directors Stock Option Plan

     E) Proposal to approve and adopt the Fidelity D&D Bancorp, Inc. 2000 Stock Incentive Plan

     F) Proposal to ratify the selection of Parente Randolph, P.C. Certified Public Accountants, as the independent auditors for the year ending December 31, 2001

     Management recommended an affirmative vote for all matters submitted.

ITEM 5. Other Information.

     On January 30, 2001, Board of Director member Patrick A. Calvey, Jr. retired from the Board.. On February 20, 2001, the remaining members of the Board of Directors appointed Brian J. Cali, Esq. to fill the vacancy. Brian J. Cali, Esq. is the son of the Board of Director Chairman Samuel C. Cali.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

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

         11 STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE. Included herein on page 9.

     b) No Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 2001.

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                            FORM 10-Q MARCH 31, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








DATE:  May 14, 2001                              /s/ MICHAEL F. MARRANCA
      -------------                              -------------------------------
                                                 MICHAEL F. MARRANCA, PRESIDENT




DATE:  May 14, 2001                              /s/ ROBERT P. FARRELL
       ------------                              -------------------------------
                                                 ROBERT P. FARRELL, TREASURER

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512
                            FORM 10-Q MARCH 31, 2001

Exhibit Index

     3(I)AMENDED AND RESTATED ARTICLES OF INCORPORATION OF REGISTRANT. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

     3(II)BYLAWS OF REGISTRANT. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

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

     11 COMPUTATION OF EARNINGS PER SHARE. Included herein on page 9.