Form 10-Q
period 2001-06-30
FIDELITY D & D BANCORP INC
filed 2001-08-02
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER: 333-90273

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

                                            __X__ YES     ___ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 25, 2001, the latest practicable date was 1,811,876.

                   FIDELITY D & D BANCORP, INC and SUBSIDIARY.
                                DUNMORE, PA 18512

                             FORM 10-Q JUNE 30, 2001
                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                        3
        Consolidated Statement of Income for the six
                  months ended June 30, 2001 and 2000                          4
        Consolidated Statement of Changes in Shareholders' Equity
                   for the six months ended June 30, 2001 and 2000             5
        Consolidated Statement of Cash Flows for the six months
                  ended June 30, 2001 and 2000                                 6
        Notes to Consolidated Financial Statements                           7-8

ITEM 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 9-17

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk,
                  included in Item 2                                       16-17

PART II.OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     18

ITEM 2. Change in Securities and Use of Proceeds                              18

ITEM 3. Defaults upon Senior Securities                                       18

ITEM 4. Submission of Matters to a Vote of Security Holder                 18-19

ITEM 5. Other Information                                                     19

ITEM 6. Exhibits and Reports on Form 8-K                                   19-20

Signature Page                                                                21

Exhibit Index                                                                 22

                  FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                   As of June 30, 2001 and December 31, 2000

                                                                June 30, 2001           December 31, 2000
                                                                 (unaudited)                 (audited)
                                                              -------------------------------------------
ASSETS
Cash and due from banks                                       $    7,044,881             $    5,502,430
Interest bearing deposits with financial institutions             11,334,098                  3,277,062
                                                              -------------------------------------------
      Total cash and cash equivalents                             18,378,979                  8,779,492

Federal funds sold                                                13,600,000                          -
Held to maturity securities                                        7,396,558                  7,879,433
Available for sale securities                                    115,512,187                111,876,958

Loans net of unearned income                                     343,059,915                336,865,255
Allowance for loan losses                                          3,300,086                  3,264,280
                                                              -------------------------------------------
      Net loans                                                  339,759,829                333,600,975

Loans available-for-sale                                          12,491,279                 10,318,792
Bank premises and equipment                                       11,676,692                 11,390,479
Accrued interest receivable                                        3,688,715                  3,885,291
Foreclosed assets held for sale                                       69,640                    353,253
Other assets                                                       5,496,537                  3,659,198
                                                              -------------------------------------------
      Total assets                                            $  528,070,416             $  491,743,871
                                                              ===========================================
LIABILITIES

Deposits
   NonInterest-bearing                                        $   48,198,687             $   47,500,335
   Cert. of deposit $100,000 or more                             140,320,953                 94,717,931
   Other interest-bearing deposits                               194,609,444                197,406,799
                                                              -------------------------------------------
      Total deposits                                             383,129,083                339,625,066

Accrued expenses and other liabilities                             5,965,406                  3,574,672
Short-term borrowings                                             35,775,674                 48,024,721
Long-term debt                                                    63,000,000                 63,000,000
                                                              -------------------------------------------
   Total liabilities                                             487,870,162                454,224,459
                                                              -------------------------------------------
Shareholders' Equity:
   Preferred stock authorized 5,000,000 shares,
         no par value, none issued                                         -                          -
   Common stock authorized 10,000,000 shares,
         no par value                                              9,086,061                  8,881,713
   Accumulated other comprehensive income                           (361,486)                (1,325,435)
   Retained earnings                                              31,475,679                 29,963,134
                                                              -------------------------------------------
      Total shareholders' equity                                  40,200,253                 37,519,412
                                                              -------------------------------------------
      Total liabilities and shareholders' equity              $  528,070,416             $  491,743,871
                                                              ===========================================

                 See notes to consolidated financial statements

                                        3

                  FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
            Three and Six Month Periods Ended June 30, 2001 and 2000
                                   (unadited)

                                                              Three Months Ended                           Six Months Ended
                                                      June 30, 2001           June 30, 2000      June 30, 2001         June 30, 2000

Interest Income
   Interest and fees on loans:
         Taxable                                     $    6,863,759          $    6,417,767     $   13,720,947        $   12,429,630
         Nontaxable                                         190,981                 154,635            379,123               302,216
   Interest and fees on leases                              181,089                 171,016            369,628               296,416
   Interest-bearing deposits with financial institutions       (273)                  7,905              8,174                18,447
   Investment securities:
         US Government agencies                           1,656,292               1,581,843          3,275,200             3,106,670
         States & political subdivisions (nontaxable)       194,132                 272,487            408,177               557,804
         Other securities                                    58,177                  94,232            156,592               185,151
   Federal funds sold                                       120,683                       -            121,644                     -
                                                     -------------------------------------------------------------------------------
       Total interest income                              9,264,840               8,699,885         18,439,485            16,896,334
                                                     -------------------------------------------------------------------------------
 Interest expense
    Certificates of deposit of $100,000 or more           1,874,084               1,291,749          3,473,530             2,419,174
    Other deposits                                        2,026,068               2,185,353          4,292,862             4,268,767
    Securities sold under repurchase agreements             326,746                 463,107            814,032               903,769
    Other                                                   919,315               1,202,264          1,963,486             2,217,354
                                                     -------------------------------------------------------------------------------
       Total interest expense                             5,146,213               5,142,473         10,543,910             9,809,064
                                                     -------------------------------------------------------------------------------
       Net interest income                                4,118,627               3,557,412          7,895,576             7,087,270
 Provision for loan losses                                  276,000                 136,500            604,000               243,000
                                                     -------------------------------------------------------------------------------
       Net interest income, after
        provision for loan losses                         3,842,627               3,420,912          7,291,576             6,844,270
                                                     -------------------------------------------------------------------------------
 Other income:
    Service charge on deposit accounts                      290,282                 298,670            712,620               553,312
    Gain on sale of investment securities                         -                   9,023            114,375                20,123
    Gain on sale of loans and leases                         78,828                  30,791            158,706                79,153
    Gain on loans available-for-sale                              -                  53,690                  -                79,063
    Other income                                            460,553                 223,584            708,572               404,971
                                                     -------------------------------------------------------------------------------
       Total other income                                   829,663                 615,758          1,694,273             1,136,622
                                                     -------------------------------------------------------------------------------
 Other operating expenses:
    Salaries and employee benefits                        1,534,049               1,322,134          2,913,872             2,690,746
    Premises and equipment                                  634,122                 484,925          1,273,306               982,831
    Advertising                                             104,207                 112,326            194,247               229,543
    Other expenses                                          904,569               1,098,389          1,726,299             2,005,879
                                                     -------------------------------------------------------------------------------
       Total operating expenses                           3,176,947               3,017,774          6,107,724             5,908,999
                                                     -------------------------------------------------------------------------------
 Income before income taxes                               1,495,343               1,018,896          2,878,124             2,071,893
 Provision for income taxes                                 360,558                 176,900            665,122               363,700
                                                     -------------------------------------------------------------------------------
        Net income                                   $    1,134,785          $      841,996     $    2,213,002        $    1,708,193
                                                     ===============================================================================
Basic earnings per share                             $         0.62          $         0.47     $         1.22        $         0.95
Diluted earnings per share                           $         0.62          $         0.47     $         1.22        $         0.95
Dividends per share                                  $         0.20          $         0.19     $         0.39        $         0.38

                See Notes to Consolidated Financial Statements.

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                           Accumulated
                                        Capital Stock      Retained    Other Comprehensive
                                    Shares     Amount      Earnings       Income/(Loss)         Total
                                  ------------------------------------------------------------------------
Balance, Dec. 31, 1999               900,392   $8,673,031  $28,126,918    ($4,673,713)        $32,126,236
                                                                                            --------------
Net income                                 -            -    1,708,193                          1,708,193

Change in net unrealized holding
gains/(losses) on
available-for-sale
securities, net of
reclassification
adjustments and tax effects                                                    32,121              32,121
                                                                                            --------------
Comprehensive income                       -            -            -                          1,740,314
                                                                                            --------------
Dividends                                                     (676,026)                          (676,026)

Stock exchange                       901,816

Issuance of stock                        250       15,500                                          15,500

Dividends reinvested                   1,553      109,473                                         109,473
                                  ------------------------------------------------------------------------
Balance, June 30, 2000            $1,804,011  $ 8,798,004  $29,159,085    $(4,641,592)        $33,315,497
                                  ========================================================================
Balance, December 31, 2000        $1,806,274  $ 8,881,713  $29,963,134    $(1,325,435)        $37,519,412
                                                                                            --------------
Net income                                 -            -    2,213,002                          2,213,002

Change in net unrealized holding           -            -            -
gains/(losses) on
available-for-sale
securities, net of
reclassification
adjustments and tax effects                                                   963,949             963,949
                                                                                            --------------
Comprehensive income                                                                            3,176,951
                                                                                            --------------
Dividends                                                     (700,457)                          (700,457)

Dividends reinvested                   5,603      204,347            -              -             204,347
                                  ------------------------------------------------------------------------
Balance June 30, 2001             $1,811,877  $ 9,086,061  $31,475,679      $(361,486)        $40,200,253
                                  ========================================================================

                 See notes to consolidated financial statements.

Comprehensive income (loss) for the three months ended June 30, 2001 and June 30, 2000 was $928,855 and ($1,405,203), respectively.

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 20001 and 2000
                                   (unaudited)

                                                                      2001            2000
                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income................................                 $  2,213,002      $  1,708,193
     Adjustments to reconcile net income to net
     cash provided by (used by) operating activities:
        Depreciation...........................                      597,400           427,800
        Amortization of securities (net of accretion)                (22,619)          (34,184)
        Provision for loan losses.......                             604,000           243,000
        Deferred income tax..........                               (240,264)          107,000
        Amortization of mortgage servicing rights                     19,991             9,527
        (Gain)/loss sale of investment securities......             (114,375)          (20,123)
        (Gain)/loss on sale of loans and leases..                   (158,706)          (79,153)
        (Gain)/Loss on Sale of foreclosed assets held for sale..     (18,018)           69,035
        (Appreciation)/depreciation available-for-sale loans....           -           (79,063)
        (Increase)/decrease in interest receivable                   196,576          (330,270)
        Increase/(decrease) in accrued expenses..                    390,734           611,701
        (Increase)/decrease in other assets......                   (113,645)         (610,913)
                                                                ---------------------------------
        Net cash provided by (used by) operating activities     $  3,354,076      $  2,022,550
                                                                ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity, call and paydown
        of held-to-maturity securities..........                $    482,874      $     33,580
     Proceeds from the sale of available-for-sale securities       4,114,375         4,809,783
     Proceeds from maturity, call and paydown
        of available-for-sale securities......                    12,971,668           540,334
     Purchase of available-for-sale securities.....              (19,123,750)       (3,896,249)
     (Increase)/decrease in federal funds sold...                (13,600,000)                -
     Proceeds from sale of loans..................                10,775,758         2,671,002
     (Increase)/decrease loans & leases..........                (19,550,238)      (45,678,916)
     Purchase of bank premises and equipment...                     (883,613)       (2,094,572)
     Improvements to foreclosed assets held for sale...               (9,338)                -
     Proceeds from sale of foreclosed assets held for sale.....      308,814           214,425
                                                                ---------------------------------
        Net cash used in investing activities..                 $(24,513,449)     $(43,400,613)
                                                                ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase(decrease) in non-interest bearing deposits    $    698,351      $  4,303,335
     Net increase(decrease) in interest bearing deposits          (2,797,355)        5,022,599
     Net increase(decrease) in CD's $100,000 or more              45,603,022        28,968,740
     Increase(decrease) in short term borrowings                 (12,249,047)       (1,654,828)
     Dividends, net of dividends reinvested                         (496,110)         (566,553)
     Proceeds from issuance of common stock.....                           -            15,500
                                                                ---------------------------------
        Net cash provided by financing activities               $ 30,758,860      $ 36,088,793
                                                                ---------------------------------
Net increase(decrease) in cash and cash equivalents             $  9,599,487      $ (5,289,270)

Cash and cash equivalents, beginning                               8,779,492        17,957,379
                                                                ---------------------------------
Cash and cash equivalents, end                                  $ 18,378,979      $ 12,668,109
                                                                =================================

                        See notes to consolidated financial statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                             FORM 10-Q JUNE 30, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and subsidiary, The Fidelity Deposit & Discount Bank, (Bank), (collectively the "Company") have been prepared in accordance with accounting principles, generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

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

     The Bank is a commercial bank chartered by the Commonwealth of Pennsylvania. Having commenced operations in 1903, the Bank provides a full range of traditional banking services and alternative financial products from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

     Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management prepared the unaudited financial statements in accordance with GAAP. In meeting its responsibility for the financial statements, management depends on the Company's accounting systems and related internal controls. These systems and controls are designed to provide reasonable, but not absolute, assurance that the financial records accurately reflect the transactions of the Company, that Company assets are safeguarded and that financial statements present fairly the financial position and results of operations of the Company.

     In the opinion of management, the consolidated balance sheets as of June 30, 2001 and December 31, 2000 present fairly the consolidated financial position of the Company as of those dates and the related statements of income, changes in shareholders' equity and cash flows for the six months ended June 30, 2001 and 2000 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. There have been no material changes in accounting principles, practices or in the method of application, and there have been no retroactive adjustments during this period. These adjustments are of a normal reoccurring nature.

     This quarterly report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 and the notes included therein, in the Company's Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, 1,808,255 shares in 2001 and 1,803,017 shares in 2000.

     Diluted earnings per share is similar to the computation of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2001 and 2000:

                                                                        Common          Earnings
                                                        Income          Shares            per
June 30, 2001                                         Numerator       Denominator        Share
                                                     -----------     -----------      -----------
Basic EPS                                          $  2,213,002        1,808,255         $1.22
                                                                                      ===========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                     14,400
     Hypothetical share repurchase at $36.50                            (13,066)
                                                     -----------     -----------
Diluted EPS                                        $  2,213,002       1,809,589          $1.22
                                                     ===========     ===========      ===========
June 30, 2000
Basic EPS                                          $  1,708,193       1,803,017          $0.95
                                                                                      ===========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                      7,000
     Hypothetical share repurchase at $35.75                             (6,070)
                                                     -----------     -----------
Diluted EPS                                        $  1,708,193       1,803,947          $0.95
                                                     ===========     ===========      ===========

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

                             FORM 10-Q JUNE 30, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this Form 10-Q may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     1. Changes in Financial Condition

     Total deposits increased $43,504,000 or 12.81% from $339,625,000 at December 31, 2000 to $383,129,000 at June 30, 2001. The success at attracting new customers and additional funds from existing depositors can be linked to the new and renovated branches and competitive product pricing.

     Non interest-bearing deposits increased $698,000 or 1.47% during 2001. Growth was centered in personal demand deposit accounts (DDA's) which increased $455,000.

     Interest-bearing deposits increased $42,806,000 or 14.65%. Public fund certificates of deposit (CD's), personal CD's and non-personal CD's increased $39,402,000, $3,978,000 and $7,115,000 respectively. Savings and club accounts increased $1,489,000. Decreases in NOW and money market deposit accounts reduced the increase in CD's, savings and club accounts. Some of the funds in Now and money market deposit accounts transferred into CD's to take advantage of higher yields.

     Short-term borrowings, which are comprised of repurchase agreements (Repos), treasury tax and loan retained funds and federal funds purchased, decreased $12,249,000 or 4.79%. Of the total decrease, federal funds purchased were reduced $10,950,000. The reduction in federal funds purchased was due to the increase in deposits and Repos.

     The rise in deposits less the decrease in short-term borrowings, an increase in common stock through the Dividend Reinvestment Plan, and the retention of earnings, caused Total Liabilities and Shareholders' Equity to increase $36,327,000 or 7.39% since December 31, 2000.

     During 2001, net loans, including available-for-sale loans, grew $8,331,000 or 2.42%. Commercial loans increased $11,134,000 or 7.59%. Consumer loans grew $2,023,000 or 3.04%. Residential mortgages, SBA guaranteed loans and student loans totaling $10,617,000 were sold during 2001 to provide liquidity and improve yield. The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $12,491,000 as available-for-sale (AFS) at June 30, 2001. The market value of AFS loans at June 30, 2001 and December 31, 2000 was $12,719,00 and $10,507,000, respectively.

     The following table reflects the composition of the loan portfolio:

                                                        June 30, 2001           December 31, 2000
                                                     ------------------         ------------------
Real estate                                             $102,462,389              $109,942,570
Consumer                                                  68,464,439                66,441,389
Commercial                                               157,744,663               146,610,685
Direct financing leases                                   11,625,157                12,733,075
Real estate construction                                   4,412,217                 2,971,505
--------------------------------------------------------------------------------------------------
                Gross loans                             $344,708,864              $338,699,223

Less:
Unearned discount                                          1,648,949                 1,833,968
Allowance for loan loss                                    3,300,086                 3,264,280
--------------------------------------------------------------------------------------------------
Net Loans                                               $339,759,829              $333,600,975
==================================================================================================

     Paydowns and early calls of US agency and municipal bonds totaled $11,537,000. US agency bonds of $4,000,000, classified as available-for-sale, were sold to provide liquidity and to improve the yield on earning assets. US Government agency bonds with a par value of $19,000,000 were purchased during 2001. Due to the reduction of borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), $1,793,000 in FHLB equity stock, owned by the Company to support the borrowings, was redeemed by the FHLB. These activities, plus a $1,461,000 improvement in the market value of available-for-sale securities, were the major changes in the investment portfolio.

     Fluctuations in capital markets cause frequent changes in the market value of investments. The amount of net depreciation in the investment portfolio does not indicate a material weakness in the Company. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

Securities held-to-maturity and available-for-sale at June 30, 2001 consist of the following:

                                        AMORTIZED         UNREALIZED            UNREALIZED              FAIR
                                          COST              GAINS                 LOSSES                VALUE
                                     ---------------------------------------------------------------------------
Held-to-maturity:
Mortgage backed securities           $   7,396,558        $   69,257           $   55,650          $   7,410,165
                                     ---------------------------------------------------------------------------
Total held-to-maturity               $   7,396,558        $   69,257           $   55,650          $   7,410,165
                                     ===========================================================================

Available-for-sale:
Agencies                             $  89,294,896        $   61,114           $  724,453          $  88,631,557
State and municipal                     16,144,144           149,670              167,671             16,126,142
Mortgage backed securities               6,842,228            25,610               55,783              6,812,055
                                     ---------------------------------------------------------------------------
Sub total                              112,281,268           236,393              947,906            111,569,755

Equity securities                        3,778,626           224,129               60,322              3,942,433
                                     ---------------------------------------------------------------------------
Total available-for-sale             $ 116,059,894        $  460,521           $1,008,228          $ 115,512,187
                                     ===========================================================================
Grand total                          $ 123,456,452        $  529,778           $1,063,878          $ 122,922,352
                                     ===========================================================================

     At June 30, 2001, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                          Amortized         Market
                                                            Cost             Value
                                                        ------------     ------------
                Held-to-maturity
                ----------------
Mortgage backed securities                             $   7,396,558     $  7,410,165
-------------------------------------------------------------------------------------
            Total held-to maturity                     $   7,396,558     $  7,410,165
=====================================================================================
                Available-for-sale
                ------------------
One year or less                                       $     549,973     $    551,505
One through five years                                     2,204,676        2,224,359
Five through ten years                                    31,228,251       31,302,336
Over ten years                                            71,456,139       70,679,499
-------------------------------------------------------------------------------------
                    sub total                            105,439,040      104,757,699

Mortgage backed securities                                 6,842,228        6,812,055
Equity securities                                          3,778,626        3,942,433
-------------------------------------------------------------------------------------
             Total available-for-sale                  $ 116,059,894    $ 115,512,187
=====================================================================================
                  Grand total                          $ 123,456,452    $ 122,922,352
=====================================================================================


2. Changes in Results of Operations:

     Net Income for the six months ending June 30, 2001 and 2000 was $2,213,002 and $1,708,193 respectively. The significant differences are as follows:

                                                2001            2000            Difference
                                             ----------      ---------          ----------
Net interest income                          7,895,576       7,087,270           808,306 A
Provision for loan losses                      604,000         243,000          (361,000)B
Deposit service charges and other income     1,421,192       1,037,346           383,846 C
Gain on sale of assets                         273,081          99,276           173,805
Salaries and employee benefits               2,913,872       2,690,746          (223,126)D
Premises and equipment                       1,273,306         982,831          (290,475)E
Other expense                                1,920,546       2,235,422           314,876 F
Provision for income tax                       665,122         363,700          (301,422)G


A) The tax equivalent ("TE") yield on Average Earning Assets increased 6 basis points (bp) from 7.73% at June 30, 2000 to 7.79% at June 30, 2001. This improvement was affected despite six reductions in the discount rate since December 31, 2000. The reductions totaled 275 bp.

     The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. Changes in the discount rate have a direct effect on loans and investments subject to in accordance with GAAP immediate repricing.

     Deliberate measures undertaken by the Bank to improve earnings are accountable for the improvement in the TE yield on earning assets.

     The decline in market rates allowed the Bank to reduce rates paid on interest-bearing liabilities. The cost of funds decreased 11bp from 5.18% at June 30, 2000 to 5.07% at June 30, 2001.

     The changes in pricing and volume increases in loans improved the TE net yield on earning assets by 14 bp and that increased Net Interest Income by $808,000.

B) In the internal review of loans for both delinquency and collateral sufficiency, there was an increase in loans that lacked the ability to repay in accordance with contractual terms. Accordingly, it was necessary to increase the allowance for loan losses. The allowance for loan losses was increased through the provision for loan losses.

C) Service charges on loans and deposits rose $26,000 and $159,000 respectively. Included in the increase in service charges on deposits is a $31,000 increase in ATM charges. Fees generated from loan servicing increased $11,000 due to volume increase in sold loans serviced by the Bank. Trust income increased $21,000. Gross fees from the sale of mutual funds and annuities increased $11,000.

D) Merit pay increases and higher benefit costs increased personnel expense $223,000.

E) A full six months of depreciation on the Peckville branch and fixed assets purchased during 2000 caused an $170,000 rise in depreciation expense. Occupancy expense at the Kingston branch was $27,000 before depreciation of $3,000.

F) Advertising costs were lowered $27,000 in 2001, despite the opening of the Kingston branch. Merchant credit card expense was reduced $69,000. Holding company organization costs of $149,000 were incurred in 2000. There were no organization expenses in 2001. Stationary and supply expense declined $74,000 in 2001.

G) Income before provision for income taxes in 2001 increased $806,000 over 2000. Non-taxable income as a percentage of net income before taxes declined from 39.92% in 2000 to 26.53% in 2001.

                      THE FIDELITY DEPOSIT & DISCOUNT BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (in thousands of dollars)

TAX EQUIVALENT YIELD
====================
                                                Six months ended                Year ended              Six months ended
Average earning assets:                           June 30, 2001              December 31, 2000            June 30, 2000
                                                ------------------------------------------------------------------------
Loans and leases                                 $    352,888                 $    328,714                $    315,688
Investments                                           119,288                      121,796                     120,053
Federal funds sold                                      6,406                            -                           -
Interest-bearing deposits                               7,429                        6,833                       7,081
                                                ------------------------------------------------------------------------
      Total                                      $    486,011                 $    457,343                $    442,822
                                                ========================================================================

Average Interest Bearing Liabilities:

Other Interest-bearing deposits                  $     81,326                 $     85,927                $     85,312
Certificates of deposit                               230,491                      200,670                     186,517
Other borrowed funds                                   69,267                       74,070                      75,622
Repurchase agreements                                  38,647                       34,149                      33,300
                                                ------------------------------------------------------------------------
      Total                                      $    419,731                 $    394,816                $    380,751
                                                ========================================================================

Interest Income:
Loans and leases                                 $     14,614                 $     27,461                $     12,925
Investments                                             4,031                        8,324                       4,080
Federal funds sold                                        122                            -                           -
Interest-bearing deposits                                   8                           45                          18
                                                ------------------------------------------------------------------------
      Total                                      $     18,775                 $     35,830                $     17,023
                                                ========================================================================

Interest Expense:
Other Interest-bearing deposits                  $        960                 $      3,036                $      1,366
Certificates of deposit                                 6,807                       12,074                       5,322
Other borrowed funds                                    1,963                        4,441                       2,217
Repurchase agreements                                     814                        1,917                         904
                                                ------------------------------------------------------------------------
      Total                                      $     10,544                 $     21,468                $      9,809
                                                ========================================================================
Net Interest Income                              $      8,231                 $     14,362                $      7,215
                                                ========================================================================

Yield on average earning assets                          7.79%                        7.83%                       7.73%
Cost of average interest-bearing liabilities             5.07%                        5.44%                       5.18%
                                                ------------------------------------------------------------------------
Interest rate spread                                     2.72%                        2.39%                       2.55%
                                                ------------------------------------------------------------------------
Net yield on average earning assets                      3.42%                        3.14%                       3.28%
                                                ========================================================================

                  FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           PROVISION FOR LOAN LOSSES

                                                June 30, 2001      December 31, 2000       June 30, 2000

Net Loans                                        339,759,829           333,600,975           259,118,544

Allowance for loan losses                          3,300,086             3,264,280             3,141,094

Percentage to net loans                                 0.97%                 0.98%                 1.21%

Provision for loan losses
     Year ended                                                          1,158,260
     Six months ended                                604,000                                     243,000
     Three months ended                              276,000                                     136,500

(Charge offs)/recoveries, net
     Year ended                                                           (365,338)
     Six months ended                               (568,194)                                   (121,185)
     Three months ended                             (376,140)                                     11,696


     In addition to the allowance for loan losses, there are guarantees and other reserves not recorded on the Company's records that are available to mitigate potential loan loss. The guaranteed portion of SBA and Student Loans that are either 90 days or more delinquent or classified as non-accrual was $764,000 at June 30, 2001. The reserve set aside by the Commonwealth of Pennsylvania for loans registered in the PENNCAP program was $358,000 at June 30, 2001.

     Loans secured by deposits were $7,065,000 at June 30, 2001.

     The allowance for loan loses is established through a provision for loan losses. The allowance represents an amount, which, in management's judgement, will be adequate to absorb possible losses on existing loans and leases. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as:

    oChanges in the nature and volume of the loan portfolio;
    oCurrent economic conditions that may effect the borrowers ability to repay; oOverall portfolio quality; and oReview of specific impaired loans.

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

     The Company carefully monitors potential problem loans. Potential problem loans are those where there is known information that leads the company to believe repayment is in jeopardy. The loans are either non-accrual or past due 90 days or more. Non-accrual loans and loans that were past due 90 days or more at June 30, 2001 were $3,697,000 and $4,635,000 respectively. At June 30, 2001 the allowance for loan loss represents 89.26% of non-accrual loans and 71.20% of loans 90 days or more past due.

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

     The Company uses a simulation model to better understand the risks to the company that may be brought about by changes in market interest rates. At June 30, 2001 the Company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation were within the Company's established policy limits for changes in net interest income.

     Liquidity for a bank is the ability to fund customers' needs for borrowings and withdrawals. Sources of liquidity are:

    oAsset maturities, paydowns and sales
    oGrowth of core deposits
    oGrowth of Repos
    oIncrease of other borrowed funds

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



Liquidity (in thousands of dollars)

                                                    June 30, 2001             Dec 31, 2000           June 30, 2000

Assets due within one year                               $157,118                 $106,310                $131,574

Liabilities due within one year                          $253,726                 $233,931                $235,471

Percent of assets due within one year
to liabilities due within one year                         61.92%                   45.45%                  55.88%

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

     The Company's capital amounts and ratios at June 30, 2001 are as follows:

                                                                                       To be Well Capitalized
                                                               For Capital             Under Prompt Corrective
                                       Actual               Adequacy Purposes             Action Provisions
                               Amount          Ratio         Amount    Ratio           Amount          Ratio

Total Capital
  (to Risk Weighted Assets) $42,832,693        13.00%    $26,981,084    8.00%       $33,726,355        10.00%
Tier 1 Capital
  (to Risk Weighted Assets)  40,532,607        12.02%     13,490,542    4.00%        20,235,813         6.00%
Tier 1 Capital
  (to Average Assets)        40,532,607         7.99%     20,303,903    4.00%        25,379,879         5.00%



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

     None

ITEM 3. Default Upon Senior Securities.

     None

ITEM 4. Submission of matters to a Vote by Security Holders.

     At the annual meeting of Shareholders held on May 1, 2001, 1,428,097 shares of common stock representing 79% of the total number of shares outstanding, were represented in person or by proxy. The following votes were cast:

          A    Election of Class A Directors to serve for a two-year term:

                                                                        Withhold
                                                        For            Authority
                  Paul A. Barrett                    1,425,582           2,515
                                                     ---------           -----
                  John T. Cognetti                   1,425,358           2,739
                                                     ---------           -----
                  John F. Glinsky, Jr.               1,425,358           2,739
                                                     ---------           -----
                  Michael J. McDonald                1,425,582           2,515
                                                     ---------           -----

          B    Election of Class B Directors to serve for a one-year term:

                                                                        Withhold
                                                        For            Authority
                  Samuel C. Cali                     1,425,582           2,515
                                                     ---------           -----
                  Mary E. McDonald                   1,419,582           8,515
                                                     ---------           -----
                  David L. Tressler, Sr.             1,402,687          25,410
                                                     ---------          ------

          C    Election of Class C Directors to serve for a three-year term:

                                                                       Withhold
                                                        For            Authority
                  Brian J. Cali                      1,419,283           8,814
                                                     ---------           -----
                  Patrick J. Dempsey                 1,425,582           2,515
                                                     ---------           -----
                  Michael F. Marranca                1,422,399           5,698
                                                     ---------           -----

          D Proposal to approve and adopt the Fidelity D & D Bancorp, Inc. Independent Directors Stock Option Plan:

                  1,355,657  For    20,635    Against  51,805  Abstain
                  ---------         ------             ------

          E Proposal to approve and adopt the Fidelity D & D Bancorp, Inc. 2000 Stock Incentive Plan:

                  1,398,132  For    15,330    Against  14,635  Abstain
                  ---------         ------             ------

          F Proposal to ratify the selection of Parente Randolph, P.C. as the independent auditors for the Company for the year ending December 31, 2001:

                  1,422,629  For     3,794    Against   1,674  Abstain
                  ---------         ------             ------

ITEM 5. Other Information.

     On April 10, 2001, the Board of Directors named Joseph T. Earyes Executive Vice President and CEO of the Company and Bank. Michael F. Marranca remains President of the Company and Bank and in addition was elected Vice Chairman of the Company's and the Bank's Board of Directors on May 1, 2001.

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

          10.1 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8, filed with the SEC on July 2, 2001.

          10.2 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8, filed with the SEC on July 2, 2001.

          10.3 Form of Deferred Compensation Plan of the Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001.

          10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001.

          11 Statement regarding computation of earnings per share. Included herein on page 8.



     b) No Current Report on Form 8-K was filed by the Company during the quarter ended June 30, 2001.

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                             FORM 10-Q JUNE 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  July 27, 2001                              MICHAEL F. MARRANCA, PRESIDENT




DATE:  July 27, 2001                              ROBERT P. FARRELL, TREASURER

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512
                             FORM 10-Q JUNE 30, 2001

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

          10.1 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8, filed with the SEC on July 2, 2001.

          10.2 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8, filed with the SEC on July 2, 2001.

          10.3 Form of Deferred Compensation Plan of the Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001.

          10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001. .

          11 Computation of earnings per share. Included herein on page 8.