Form 10-Q
period 2001-09-30
FIDELITY D & D BANCORP INC
filed 2001-11-09
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

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

                                __X__ YES ___ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 26, 2001, the latest practicable date was 1,814,822.

                   FIDELITY D & D BANCORP, INC and SUBSIDIARY.
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2001
                                      INDEX
PART I. FINANCIAL INFORMATION                                              Page

ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of September 30, 2001
                and December 31, 2000                                        3
         Consolidated Statement of Income for the nine and three
                months ended September 30, 2001 and 2000                     4
         Consolidated Statement of Changes in Shareholders' Equity
                for the nine months ended September 30, 2001 and 2000        5
         Consolidated Statement of Cash Flows for the nine months
                ended September 30, 2001 and 2000                            6
         Notes to Consolidated Financial Statements                        7-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 9-19

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk,
                included in Item 2                                          17

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  19

ITEM 2.  Change in Securities and Use of Proceeds                           19

ITEM 3.  Defaults upon Senior Securities                                    19

ITEM 4.  Submission of Matters to a Vote of Security Holder                 19

ITEM 5.  Other Information                                                  19

ITEM 6.  Exhibits and Reports on Form 8-K                                   20

Signature Page                                                              21

Exhibit Index                                                               22

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 As of September 30, 2001 and December 31, 2000

                                                              September 30, 2001     December 31, 2000
                                                                  (unaudited)             (audited)
                                                              ----------------------------------------
ASSETS
Cash and due from banks                                            $ 6,898,438           $ 5,502,430
Interest bearing deposits with financial institutions               79,453,707             3,277,062
                                                              ----------------------------------------
      Total cash and cash equivalents                               86,352,146             8,779,492

Held to maturity securities                                         23,151,983             7,879,433
Available for sale securities                                       87,690,451           111,876,958

Loans net of unearned income                                       341,434,753           336,865,255
Allowance for loan losses                                            3,511,115             3,264,280
                                                              ----------------------------------------
      Net loans                                                    337,923,638           333,600,975

Loans available-for-sale                                            13,770,436            10,318,792
Bank premises and equipment                                         11,591,879            11,390,479
Accrued interest receivable                                          3,737,936             3,885,291
Foreclosed assets held for sale                                        491,922               353,253
When issued securities                                              18,000,000                     -
Other assets                                                         3,589,700             3,659,198
                                                              ----------------------------------------
      Total assets                                               $ 586,300,090         $ 491,743,871
                                                              ========================================

LIABILITIES

Deposits
   NonInterest-bearing                                            $ 47,180,910          $ 47,500,335
   Cert. of deposit $100,000 or more                               139,730,026            94,717,931
   Other interest-bearing deposits                                 220,464,210           197,406,799
                                                              ----------------------------------------
      Total deposits                                               407,375,146           339,625,066

Accrued expenses and other liabilities                               4,601,491             3,574,672
Liability for security settlement                                   18,000,000                     -
Short-term borrowings                                               51,649,505            48,024,721
Long-term debt                                                      63,000,000            63,000,000
                                                              ----------------------------------------
   Total liabilities                                               544,626,142           454,224,459
                                                              ----------------------------------------

Shareholders' Equity:
   Preferred stock authorized 5,000,000 shares,
        no par value, none issued                                            -                     -
   Common stock authorized 10,000,000 shares,
        no par value                                                 9,194,828             8,881,713
   Accumulated other comprehensive income/(loss)                       446,903            (1,325,435)
   Retained earnings                                                32,032,217            29,963,134
                                                              ----------------------------------------
      Total shareholders' equity                                    41,673,948            37,519,412
                                                              ----------------------------------------
      Total liabilities and shareholders' equity                 $ 586,300,090         $ 491,743,871
                                                              ========================================

                 See notes to consolidated financial statements

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME Three and Nine Months
             Ended September 30, 2001 and 2000

                                                                      (unadited)
                                                                   Three Months Ended                      Nine Months Ended
                                                      September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
Interest Income Interest and fees on loans:
         Taxable                                            $ 6,694,150         $ 6,797,354        $ 20,415,097        $ 19,031,379
         Nontaxable                                             189,818             185,516             568,941             487,732
    Interest and fees on leases                                 167,730             179,791             537,358             439,154
    Interest-bearing deposits with financial institutions       126,454              23,194             134,628              41,641
    Investment securities:
         US Government agencies                               1,663,022           1,648,118           4,938,223           4,754,789
         States & political subdivisions (nontaxable)           173,651             249,472             581,828             807,276
         Other securities                                        63,112              95,225             219,705             280,376
    Federal funds sold                                          191,931                   -             313,575                   -
                                                       -----------------------------------------------------------------------------
       Total interest income                                  9,269,868           9,178,670          27,709,353          25,842,347
                                                       -----------------------------------------------------------------------------

 Interest expense
    Certificates of deposit of $100,000 or more               1,741,275           1,682,333           5,214,805           4,101,508
    Other deposits                                            2,180,065           2,487,329           6,472,927           6,756,096
    Securities sold under repurchase agreements                 310,791             483,600           1,124,823           1,387,369
    Other                                                       914,033           1,143,712           2,877,519           3,361,066
                                                       -----------------------------------------------------------------------------
       Total interest expense                                 5,146,164           5,796,974          15,690,074          15,606,039
                                                       -----------------------------------------------------------------------------
       Net interest income                                    4,123,704           3,381,696          12,019,279          10,236,308
 Provision for loan losses                                      569,937             138,000           1,173,937             381,000
                                                       -----------------------------------------------------------------------------
       Net interest income, after
        provision for loan losses                             3,553,767           3,243,696          10,845,342           9,855,308
                                                       -----------------------------------------------------------------------------
 Other income:
    Service charges on deposit accounts                         331,323             348,816           1,043,943             902,128
    Gain on sale of investment securities                        85,510                   -             199,885              20,123
    Gain on sale of loans and leases                             42,312              68,621             201,018             147,774
    Gain on loans available-for-sale                                  -              66,808                   -             145,871
    Other income                                                398,184             420,154           1,106,756           1,057,783
                                                       -----------------------------------------------------------------------------
       Total other income                                       857,329             904,399           2,551,602           2,273,679
                                                       -----------------------------------------------------------------------------
 Other operating expenses:
    Salaries and employee benefits                            1,611,278           1,345,344           4,525,151           4,223,643
    Premises and equipment                                      616,942             582,116           1,890,248           1,564,947
    Advertising                                                 122,524             100,906             316,771             330,449
    Other expenses                                              879,753             901,820           2,606,052           2,720,146
                                                       -----------------------------------------------------------------------------
       Total operating expenses                               3,230,497           2,930,186           9,338,221           8,839,185
                                                       -----------------------------------------------------------------------------
 Income before provision for income taxes                     1,180,599           1,217,909           4,058,723           3,289,802
 Provision for income taxes                                     261,685             270,050             926,807             633,750
                                                       -----------------------------------------------------------------------------
        Net income                                            $ 918,914           $ 947,859         $ 3,131,916         $ 2,656,052
                                                       =============================================================================
Basic earnings per share                                         $ 0.51              $ 0.52              $ 1.73              $ 1.47
Diluted earnings per share                                       $ 0.51              $ 0.52              $ 1.73              $ 1.47
Dividends per share                                              $ 0.20              $ 0.20              $ 0.59              $ 0.57


                See Notes to Consolidated Financial Statements.

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                                 Accumulated
                                          Capital Stock         Retained     Other Comprehensive
                                      Shares       Amount       Earnings        Income/(Loss)         Total
                                   --------------------------------------------------------------------------
Balance, Dec. 31, 1999               900,392    $8,673,031    $28,126,918       ($4,673,713)      $32,126,236

Net income                                                      2,656,052                           2,656,052

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                         928,675           928,675
                                                                                                 ------------
Comprehensive income                                                                                3,584,727
                                                                                                 ------------
Dividends                                                      (1,027,821)                         (1,027,821)

Stock exchange                       901,816

Issuance of stock                        250        15,500                                             15,500

Dividends reinvested                   1,553       109,445                                            109,445
                                   --------------------------------------------------------------------------
Balance, September 30, 2000        1,804,011   $ 8,797,976   $ 29,755,149      $ (3,745,038)      $34,808,087
                                   ==========================================================================

Balance, December 31, 2000         1,806,274   $ 8,881,713   $ 29,963,134      $ (1,325,435)     $ 37,519,412
                                                                                                 ------------
Net income                                                      3,131,916                           3,131,916

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                       1,772,338         1,772,338
                                                                                                 ------------
Comprehensive income                                                                                4,904,254
                                                                                                 ------------
Dividends                                                      (1,062,834)                         (1,062,834)

Dividends reinvested                   8,551       313,115                                            313,115
                                   --------------------------------------------------------------------------
Balance September 30, 2001         1,814,825   $ 9,194,828   $ 32,032,216         $ 446,903      $ 41,673,948
                                   ==========================================================================
                 See notes to consolidated financial statements.


     Comprehensive income for the three months ended September 30, 2001 and September 30, 2000 was $1,727,303 and $1,844,413, respectively.

                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS For the Nine Months
              Ended September 30,2001 and 2000
                                   (unaudited)

                                                                            2001                            2000
                                                                     ---------------                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $ 3,131,916                    $ 2,656,052
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                        898,600                        716,700
        Amortization of securities (net of accretion)                       (29,799)                       (52,374)
        Provision for loan losses                                         1,173,937                        381,000
        Deferred income tax                                                (180,742)                       503,625
        Amortization of mortgage servicing rights                            30,678                         15,629
        (Gain)/loss sale of investment securities                          (199,885)                       (20,123)
        (Gain)/loss on sale of loans and leases                            (201,018)                      (147,774)
        (Gain)/Loss on Sale of foreclosed assets held for sale              (18,051)                        69,035
        (Appreciation)/depreciation available-for-sale loans                      -                       (145,871)
        Net change in interest receivable                                   147,355                     (1,193,892)
        Net change in accrued expenses                                      796,596                        506,332
        Net change in other assets                                         (110,677)                      (711,025)
                                                                     ---------------                  -------------
        Net cash provided by operating activities                       $ 5,438,910                    $ 2,577,314
                                                                     ---------------                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of held-to-maturity securities                          $ (15,993,750)                           $ -
     Proceeds from maturity, call and paydown
        of held-to-maturity securities                                      721,209                        157,489
     Proceeds from the sale of available-for-sale securities             11,203,976                      4,809,783
     Proceeds from maturity, call and paydown
        of available-for-sale securities                                 58,128,211                        854,360
     Purchase of available-for-sale securities                          (42,230,646)                    (5,896,249)
     Proceeds from sale of available-for-sale loans                      16,335,656                      5,424,884
     Net change in loans & leases                                       (25,712,778)                   (53,410,703)
     Purchase of bank premises and equipment                             (1,100,000)                    (2,643,384)
     Improvements to foreclosed assets held for sale                        (10,356)                       (41,177)
     Proceeds from sale of foreclosed assets held for sale                  167,076                        197,509
                                                                     ---------------                  -------------
        Net cash provided by/(used in) investing activities             $ 1,508,598                  $ (50,547,488)
                                                                     ---------------                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in non-interest bearing deposits                         $ (319,426)                   $ 3,279,106
     Net change in interest bearing deposits                             23,057,410                      7,125,609
     Net change in CD's $100,000 or more                                 45,012,095                     36,537,990
     Net change in short term borrowings                                  3,624,784                     (2,885,678)
     Dividends, net of dividends reinvested                                (749,719)                      (918,376)
     Proceeds from issuance of common stock                                       -                         15,500
                                                                     ---------------                  -------------
        Net cash provided by financing activities                 $      70,625,145              $      43,154,151
                                                                     ---------------                  -------------
Net increase(decrease) in cash and cash equivalents               $      77,572,654              $      (4,816,023)
Cash and cash equivalents, beginning                                      8,779,492                     17,957,379
                                                                     ---------------                  -------------
Cash and cash equivalents, end                                    $      86,352,146              $      13,141,356
                                                                     ===============                  =============

                 See notes to consolidated financial statements.

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2001

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

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please refer to the Bank's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     In the opinion of management, the consolidated balance sheets as of September 30, 2001 and December 31, 2000 present fairly the consolidated financial position of the Company as of those dates and the related statements of income, changes in shareholders' equity and cash flows for the nine months ended September 30, 2001 and 2000 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal reoccurring nature. There have been no material changes in accounting principles, practices or in the method of application, and there have been no retroactive adjustments during this period.

     This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 and the notes included therein, in the Company's Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

     The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2001 and 2000:

                                                                            Weighted
                                                                             Average
                                                                             Common              Earnings
                                                       Income                Shares                per
September 30, 2001                                    Numerator            Denominator            Share
Basic EPS                                            $ 3,131,916            1,809,702             $1.73
                                                                                                =========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                           18,800
     Hypothetical share repurchase at $37.00                                  (17,416)
                                                     ---------------------------------
Diluted EPS                                          $ 3,131,916            1,811,086             $1.73
                                                     ====================================================
September 30, 2000
Basic EPS                                            $ 2,656,052            1,803,388             $1.47
                                                                                                =========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                           14,400
     Hypothetical share repurchase at $37.75                                  (12,634)
                                                     ---------------------------------
Diluted EPS                                          $ 2,656,052            1,805,154             $1.47
                                                     ====================================================

                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this Form 10-Q may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled, "Management"s Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of this date. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise in the future.

     1. Changes in Financial Condition

     Total deposits increased $67,750,000 or 19.95% from $339,625,000 at December 31, 2000 to $407,375,000 at September 30, 2001. The success at attracting new customers and additional funds from existing depositors can be linked to our new and renovated branches, services and competitive product pricing. The increase in deposits may also be attributed, in part, to the uncertainties in current financial markets. Historically, in times of economic downturns, excess funds are deposited in well-capitalized commercial financial institutions.

     Non interest-bearing deposits decreased $319,000 or 0.67% during 2001. The decline was generally in outstanding official checks issued by the Bank. Official checks decreased $1,693,000. Personal demand deposit accounts (DDA's) increased $512,000, business DDA's increased $151,000 and public fund DDA's increased $852,000.

     Interest-bearing deposits increased $68,070,000 or 23.30%. Public fund certificates of deposit (CD's), personal CD's and non-personal CD's increased $37,054,000, $18,730,000 and $20,183,000, respectively. Savings and club accounts increased $2,053,000. Decreases of $2,631,000 in NOW accounts and $7,319,000 in money market deposit accounts reduced the increase in CD's, savings and club accounts. Some of the funds in NOW and money market deposit accounts transferred into CD's to take advantage of higher yields.

     Short-term borrowings, which are comprised of repurchase agreements (Repos), treasury tax and loan retained funds and federal funds purchased, increased $3,625,000 or 7.55%. Federal funds purchased at December 31, 2000 were $10,950,000 and $0 at September 30, 2001. The reduction in federal funds purchased was due to the increase in deposits and a $14,578,000 increase in Repos.

     Liability for security settlement was caused by the recognition of a liability for the purchase of when issued securities. US Government Agency bonds totaling $18,000,000 were traded for during September 2001, with settlement dates in October 2001.

     Total cash and cash equivalents increased due to the call of investment securities, the sale of assets, the increase in deposits and short term borrowings and a reduction in loan demand. Excess funds were placed in an interest-bearing account at the Federal Home Loan Bank of Pittsburgh at September 30, 2001.

     During 2001, net loans, including available-for-sale loans, grew $7,774,000 or 2.26%. Commercial loans increased $13,673,000 or 9.33%. Consumer loans grew $2,709,000 or 4.08%. Residential mortgages, SBA guaranteed loans and student loans totaling $16,135,000 were sold during 2001 to provide liquidity and improve yield. The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $13,770,000 as available-for-sale (AFS) at September 30, 2001. The market value of AFS loans at September 30, 2001 and December 31, 2000 was $14,280,00 and $10,507,000, respectively.

     The following table reflects the composition of the loan portfolio:

                                                     September 30, 2001    December 31, 2000
Real estate                                                $97,544,981        $109,942,570
Consumer                                                    69,150,602          66,441,389
Commercial                                                 160,283,515         146,610,685
Direct financing leases                                     10,989,594          12,733,075
Real estate construction                                     4,968,134           2,971,505
--------------------------------------------------------------------------------------------
                 Gross loans                              $342,936,826        $338,699,223
Less:
Unearned discount                                            1,502,074           1,833,968
Allowance for loan loss                                      3,511,115           3,264,280
--------------------------------------------------------------------------------------------
Net Loans                                                 $337,923,638        $333,600,975
============================================================================================


     Paydowns  and  early  calls  of  US  agency  and  municipal  bonds  totaled
$58,649,000. US agency and municipal bonds of $11,005,000, classified as available-for-sale, were sold to provide liquidity and to improve the yield on earning assets. US Government agency bonds and mortgage-backed securities of $58,099,000 were purchased during 2001. Due to the reduction of borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), the FHLB redeemed $1,793,000 in FHLB stock, owned by the Company to support the borrowings.

     It should be noted that the proceeds of called bonds were reinvested at lower rates. The reinvested rates were determined by current market conditions. This could have a potentially negative impact on future net earnings.

     These activities, plus a $2,685,000 improvement in the market value of available-for-sale securities, caused by the reduction in current market rates, were the major changes in the investment portfolio.

     Fluctuations in capital markets cause frequent changes in the market value of investments. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

     Securities held-to-maturity and available-for-sale at September 30, 2001 consist of the following:

                                                            AMORTIZED            UNREALIZED           UNREALIZED              FAIR
                                                               COST                GAINS                LOSSES                VALUE
                                                            ---------            ----------           ----------              -----

               Held-to-maturity

          Mortgage backed securities                       $ 7,158,223           $ 123,800              $ 6,672          $ 7,275,352
             Government agencies                            15,993,760           $ 104,000                   10           16,097,750

            Total held-to-maturity                        $ 23,151,983           $ 227,800              $ 6,682         $ 23,373,102

              Available-for-sale
                   Agencies                               $ 56,700,880           $ 302,368             $ 28,743         $ 56,974,505
             State and municipal                            12,922,736             141,625               82,515           12,981,846
          Mortgage backed securities                        13,611,084             133,552                5,302           13,739,334

                  Sub total                                 83,234,700             577,545              116,560           83,695,685

              Equity securities                              3,778,626             256,749               40,608            3,994,767

           Total available-for-sale                       $ 87,013,326           $ 834,293            $ 157,168         $ 87,690,451

                 Grand total                             $ 110,165,309         $ 1,062,093            $ 163,849        $ 111,063,553

                                       11

     At September 30, 2001, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                            Amortized               Market
               Held-to-maturity                                cost                  value
Five through ten years                                     $ 4,000,000         $ 4,064,000
Over ten years                                              11,993,760          12,033,750
-------------------------------------------------------------------------------------------
                  sub total                                 15,993,760          16,097,750
Mortgage backed securities                                   7,158,223           7,275,352
-------------------------------------------------------------------------------------------
            Total held-to maturity                        $ 23,151,983        $ 23,373,102
-------------------------------------------------------------------------------------------

              Available-for-sale
One year or less                                          $ 10,450,000          10,476,814
One through five years                                       4,404,966           4,417,155
Five through ten years                                      14,933,117          15,141,062
Over ten years                                              39,835,532          39,921,320
-------------------------------------------------------------------------------------------
                  sub total                                 69,623,615          69,956,351
-------------------------------------------------------------------------------------------
Mortgage backed securities                                  13,611,084          13,739,334
Equity securities                                            3,778,626           3,994,767
-------------------------------------------------------------------------------------------
           Total available-for-sale                       $ 87,013,325        $ 87,690,451
-------------------------------------------------------------------------------------------
                 Grand total                             $ 110,165,308       $ 111,063,553
===========================================================================================


     When issued securities were comprised US Government Agency bonds traded for during September 2001, with settlement dates in October 2001.

2. Changes in Results of Operations:

     Net Income for the nine months ending September 30, 2001 and 2000 was $3,131,916 and $2,656,052, respectively. The significant differences are as follows:

                                                               2001                2000               Difference
                                                            ----------          ----------            ----------
Net interest income                                         12,019,279          10,236,308            1,782,971  A
Provision for loan losses                                    1,173,937             381,000             (792,937) B
Deposit service charges and other income                     2,150,698           2,105,782               44,916
Gain on sale of assets                                         400,904             167,897              233,007  C
Salaries and employee benefits                               4,525,151           4,223,643             (301,508) D
Premises and equipment                                       1,890,248           1,564,947             (325,301) E
Other expense                                                2,922,823           3,050,595              127,772
Provision for income tax                                       926,807             633,750             (293,057) F


A) The tax equivalent ("TE") yield on Average Earning Assets decreased 21 basis points (bp) from 7.79% at September 30, 2000 to 7.58% at September 30, 2001. This reduction reflects the nine reductions in the discount rate since December 31, 2000. The reductions totaled 400 bp.

     The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. Changes in the discount rate have a direct effect on loans and investments subject to immediate repricing and call features.

     The decline in market rates allowed the Bank to reduce rates paid on interest-bearing liabilities. The cost of funds decreased 45 bp from 5.34% at September 30, 2000 to 4.89% at September 30, 2001.

     The changes in pricing and volume increases in loans improved the TE net yield on earning assets by 19 bp and that increased net interest income by $1,783,000.

B) In the internal review of loans for both delinquency and collateral sufficiency, there was an increase in loans that lacked the ability to repay in accordance with contractual terms. Accordingly, the allowance for loan losses was increased through the provision for loan losses.

C) During 2001, AFS investments of $11,004,000 and AFS loans of $16,135,000 were sold to improve liquidity and to protect the investment portfolio from called securities. Gains on the sales of these assets were $200,000 and $201,000, respectively.

D) Merit pay increases and higher benefit costs increased personnel expense $302,000.

E) A full nine months of depreciation on the Peckville branch and fixed assets purchased during 2000 caused depreciation expense to increase $182,000. Occupancy expense at the Kingston branch, which opened in April 2001, was $46,000 before depreciation of $10,000.

F) The effective federal income tax rate was 22.8% and 19.3% for the nine months ending September 30, 2001 and September 30, 2000 respectively. Income before provision for income taxes in 2001 increased $769,000 over 2000. Non-taxable income as a percentage of net income before taxes declined from 37.67% in 2000 to 27.47% in 2001.

                      THE FIDELITY DEPOSIT & DISCOUNT BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            (in thousands of dollars)

TAX EQUIVALENT YIELD
-------------------------------------
                                                                Nine months ended       Year ended               Nine months ended
                                                                September 30, 2001    December 31, 2000          September 30, 2000
                                                                -------------------------------------------------------------------
Average earning assets:
Loans and leases                                                    $ 353,963            $ 328,714                  $ 324,036
Investments                                                           119,056              121,796                    121,164
Federal funds sold                                                     11,966                    -                          -
Interest-bearing deposits                                              12,129                6,833                      7,126
      Total                                                         $ 497,114            $ 457,343                  $ 452,326

Average Interest Bearing Liabilities:
Other Interest-bearing deposits                                      $ 80,626             $ 85,927                   $ 86,432
Certificates of deposit                                               242,675              200,670                    195,327
Other borrowed funds                                                   67,530               74,070                     75,302
Repurchase agreements                                                  38,386               34,149                     33,375
      Total                                                         $ 429,217            $ 394,816                  $ 390,436

Interest Income
Loans and leases                                                     $ 21,738             $ 27,461                   $ 20,146
Investments                                                             6,016                8,324                      6,190
Federal funds sold                                                        314                    -                          -
Interest-bearing deposits                                                 134                   45                         42
      Total                                                          $ 28,202             $ 35,830                   $ 26,378

Interest Expense
Other Interest-bearing deposits                                       $ 1,284              $ 3,036                    $ 2,221
Certificates of deposit                                                10,404               12,074                      8,637
Other borrowed funds                                                    2,877                4,441                      3,361
Repurchase agreements                                                   1,125                1,917                      1,387
      Total                                                          $ 15,690             $ 21,468                   $ 15,606

Net Interest Income                                                  $ 12,512             $ 14,362                   $ 10,772

Yield on average earning assets                                          7.58%                7.83%                      7.79%
Cost of average interest-bearing liabilities                             4.89%                5.44%                      5.34%
Interest rate spread                                                     2.69%                2.39%                      2.45%
Net yield on average earning assets                                      3.37%                3.14%                      3.18%


                   FIDELITY D & D BANCORP, INC. and SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            Provision for Loan Losses


                   FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            PROVISION FOR LOAN LOSSES

                                                                       September 30, 2001   December 31, 2000    September 30, 2000

Loans, net of unearned discount and fees                                  341,434,753          336,865,255          326,830,462

Allowance for loan losses                                                   3,511,115            3,264,280            3,121,703

Percentage to net loans                                                         1.03%                0.97%                0.96%

Provision for loan losses
     Year ended                                                                                  1,158,260
     Nine months ended                                                      1,173,937                                   381,000
     Three months ended                                                       569,937                                   138,000

(Charge offs)/recoveries, net
     Year ended                                                                                   (365,338)
     Nine months ended                                                       (927,102)                                 (431,672)
     Three months ended                                                      (358,908)                                 (310,486)


     In addition to the allowance for loan losses, there are guarantees and other reserves not recorded on the Company's records that are available to mitigate potential loan loss. The guaranteed portion of SBA and Student Loans that are either 90 days or more delinquent or classified as non-accrual was $550,000 at September 30, 2001. The reserve set aside by the Commonwealth of Pennsylvania for loans registered in the PENNCAP program was $390,000 at September 30, 2001.

     Loans secured by deposits were $4,079,000 at September 30, 2001.

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

     Changes in the nature and volume of the loan portfolio;
     Current economic conditions that may effect the borrowers ability to repay; Overall portfolio quality; and

     Review of specific impaired loans.

     Loans considered uncollectible are charged to the allowance. Recoveries on charged-off loans are added to the allowance.

     A loan is considered impaired when, based on current information, it is probable that the Company will not collect the scheduled payments. Factors considered in determining impairment include payment status and collateral value. The significance of payment shortfalls is determined on a case by case basis. Factors include the length of the delinquency, the underlying reasons and the borrower's prior payment record. Impairment is measured on a case by case basis. The Company does not group non-homogeneous loans collectively for the purpose of determining impairment.

     The Company carefully monitors potential problem loans. Potential problem loans are those where there is known information that leads the Company to believe repayment is in jeopardy. The loans are either non-accrual or past due 90 days or more. Non-accrual loans and loans that were past due 90 days or more at September 30, 2001 were $3,999,000 and $5,533,000 respectively. At September 30, 2001, the allowance for loan loss represents 87.80% of non-accrual loans and 63.46% of loans 90 days or more past due.

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

     The Company uses a simulation model to better understand the risks to the Company that may be brought about by changes in market interest rates. At September 30, 2001, the Company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation were within the Company's established policy limits for changes in net interest income.

     Liquidity for a bank is the ability to fund customers' needs for borrowings and withdrawals. Sources of liquidity are:

        Asset maturities, paydowns and sales
        Growth of core deposits
        Growth of Repos
        Increase of other borrowed funds

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

Liquidity (in thousands of dollars)

                                                    Sept 30, 2001             Dec 31, 2000           Sept 30, 2000

Assets due within one year                               $231,749                 $106,310                $131,897

Liabilities due within one year                          $276,143                 $233,931                $237,571

Percent of assets due within one year
to liabilities due within one year                         83.92%                   45.45%                  55.52%


     Investments included with assets due within one year were scheduled by maturity dates and not by call dates.

     Liabilities include deposits not having stated maturity dates (DDA's, NOWs, Savings & MMDA's) in the amounts reported. In addition, sweep accounts were classified as having immediate maturity dates.

     The improvement in liquidity was caused by the reduction in market rates. As market rates began to decrease, investment securities, subject to call dates, were in fact called. Other investments and loans began to prepay. This provided the Bank with a significant source of funds to meet liquidity demands. Demand for funds lowered in the commercial sector due to concerns over the economy and retail funds increased as consumers grew conservative.

     Management believes that the present level of liquidity is adequate for current operations.

     This presentation does not take into consideration lines of credit that are available to the Company, or assets available-for-sale, both of which could be used to meet liquidity needs.

     The Company's capital amounts and ratios at September 30, 2001 are as follows:

                                                                                                        To be well Capitalized
                                                                                For Capital             Under Prompt Corrective
                                               Actual                        Adequacy Purposes            Action Provisions
                                               Amount         Ratio         Amount         Ratio       Amount             Ratio

Total Capital
         (to Risk Weighted Assets)         $ 44,806,298      12.22%      $ 29,336,717      8.00%    $ 36,670,897          10.00%
Tier 1 Capital
        (to Risk Weighted Assets)          $ 41,197,920      11.23%      $ 14,668,359      4.00%    $ 22,002,538           6.00%
Tier 1 Capital
        (to Average Assets)                $ 41,197,920       7.94%      $ 20,767,084      4.00%    $ 25,958,856           5.00%


     The ratios for the Bank are not materially different from those of the Company.


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

     In the opinion of Management, there are no proceedings pending to which the Company is a party or to which its property is subject, which if determined adversely to the Company, would be material in relation to the Company's undivided profits or financial condition. In addition, Management does not know of any material proceedings pending, threatened or contemplated against the Company by government authorities.

ITEM 2. Changes in Securities and Use of Proceeds.

                None.

ITEM 3. Default Upon Senior Securities.

                None.

ITEM 4. Submission of matters to a Vote by Security Holders.

                None.

ITEM 5. Other Information.

                None.

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

b) The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512

                          FORM 10-Q SEPTEMBER 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: November 2, 2001                      ___________________________________
                                               MICHAEL F. MARRANCA, PRESIDENT




DATE: November 2, 2001                       _________________________________
                                               ROBERT P. FARRELL, TREASURER

                    FIDELITY D&D BANCORP, INC. and SUBSIDIARY
                                DUNMORE, PA 18512
                          FORM 10-Q SEPTEMBER 30, 2001

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

     11 Computation of earnings per share. Included herein on page 8.