Form 10-K
period 2001-12-31
FIDELITY D & D BANCORP INC
filed 2002-03-29
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

X     YES     NO

Disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [x].

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT EQUALS $52,028,606. AS OF FEBRUARY 28, 2002, BASED ON A MARKET PRICE OF $36.50. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 2002, EQUALS 1,819,167.

DOCUMENTS INCORPORATED BY REFERENCE:

Excerpts from the Registrant’s 2001 Annual Report to Shareholders are incorporated herein by reference in response to Part II. The Registrant’s definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III.

FIDELITY D & D BANCORP, INC.
PART I

1 BUSINESS

On August 10, 1999, Fidelity D&D Bancorp, Inc (the Company) was incorporated in the Commonwealth of Pennsylvania. Effective June 30, 2000, shareholders of The Fidelity Deposit and Discount Bank (the Bank) exchanged each of their shares of common stock for two shares of the Company’s common stock. The Company is now the holding company for the Bank.

As set forth in the Company’s Registration Statement filed on SEC Form S-4, common stock of the Company that is being held for exchange of common stock of the Bank, may be sold if the exchange does not occur by June 30, 2002. The Company will hold the net proceeds of the sale, together with any unpaid dividends, in a non interest-bearing account. Payment of the proceeds and any unpaid dividends, without interest, will be made upon proper surrender of the Bank’s common stock certificates.

The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania 18512. Financial holding company status was elected effective June 27, 2001.

The Bank is a commercial bank chartered by the Commonwealth of Pennsylvania. The Bank’s headquarters are located at Blakely and Drinker Streets in Dunmore, Pennsylvania 18512. The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a trust department and also provides alternative financial products. The service area is comprised of the Borough of Dunmore and the surrounding communities in Lackawanna and Luzerne counties.

A complete list of services provided by the Bank is detailed in the section entitled “Products & Services” contained herein.

The Bank is one of two financial institutions headquartered in Dunmore, Pennsylvania. Sources of competition come from:

  Local Community Banks
  Credit Unions
  Regional Banks
  Small Loan Companies
  Other Financial Service Companies

There are no concentrations of loans that, if lost, would have a materially adverse effect on the business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact.

On December 31, 2001, the Bank had 172 full-time equivalent employees, including officers and part-time employees.

The Company is subject to the regulations of:

  The Securities and Exchange Commission
  The Federal Reserve Board

The Bank is subject to the regulations of:

  The Pennsylvania Department of Banking
  The Federal Deposit Insurance Corporation

Accounting policies and procedures are designed to comply to accounting principles, generally accepted in the United States of America (GAAP).

Applicable regulations relate to, among other things:

  operations
  reserves
  securities
  dividends
  risk management
  branches
  consumer compliance
  capital adequacy
  mergers
  consolidation

The Bank is examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation on an alternate year basis. The last examination was conducted by the Federal Deposit Insurance Corporation at June 30, 2001.

Beside historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution readers not to place undue reliance on these forward-looking statements. The forward-looking statements reflect management’s analysis only as of December 31, 2001. The Company undertakes no obligation to update these forward-looking statements to reflect circumstances that arise after December 31, 2001. Readers should carefully review the risk factors described in other documents the Company files with the Securities and Exchange Commission. Such documents include Quarterly Reports on Form 10-Q.

Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, actual results could differ materially from those contained or implied by the forward-looking statements:

  Interest rates could change more quickly or dramatically than expected.
  Significant unexpected economic change may effect the ability to attract or maintain sources of funding.
  Loan demand and/or repayment could change inunanticipated ways.
  Capital market disruptions could have a negative effect on the Company’s financial condition and the Company’s ability to raise funds by a capital issuance.
  Strategic initiatives, designed to enhance the Company’s performance, may take longer than planned.
  Acquisition of assets could affect the Company in ways that have not been anticipated.
  The Company could become subject to new and unexpected accounting, tax or regulatory practices or requirements.

2 PROPERTIES

The Company and the Bank are headquartered at the main office on the corner of Blakely and Drinker Streets in Dunmore, Pennsylvania. The main office is a full-service banking center with a walk-up window, drive-in and two twenty-four hour automated teller machines (ATM). Administrative offices, some operational departments and customer service areas are in this building. Trust and personal investment services are available at the main office. There is limited space available for future use. The main office complex is free of any encumbrances.

The Keystone Industrial Park Branch (KIP) in Dunmore, Pennsylvania, is a full-service branch with a drive-in and a twenty-four hour ATM. KIP is free of encumbrances.

One Scranton facility operates from leased space in the Green Ridge Shopping Center. The branch is a full-service branch and has an ATM with twenty-four hour access.

A second Scranton office is in a leased facility located at 139 Wyoming Avenue, Scranton, Pennsylvania. The branch has a walk-up window and provides full service to the downtown Scranton market.

The Financial Center at 338 North Washington Avenue in Scranton, Pennsylvania uses the entire second floor and a portion of the first floor for operations. The remainder of the first floor is a full service branch with a twenty-four hour ATM. A portion of the third floor is currently leased to a non-related entity. Loan operations will occupy the remainder of the third floor in 2002. The Company owns the property free of encumbrance. The Company also owns, free of encumbrance, an adjacent building, which is leased to a non-related entity.

The Abington office is situated on the Morgan Highway in Clarks Summit, Pennsylvania. The building from which the branch operates is leased. The branch provides full-service banking, including a twenty-four hour ATM and drive-in, to our customers located throughout the greater Abington market area.

There is a limited banking facility for employees and patients of the Clarks Summit State Hospital, located within the hospital at Clarks Summit, Pennsylvania. The office is leased under a lease for service provided agreement, from the hospital.

The Bank operates a full-service branch in Bruno’s Supermarket 403 Kennedy Boulevard, Pittston, Pennsylvania. The office contains a twenty-four hour ATM. The space in the supermarket is leased. The office provides service to the Bank’s clientele in Luzerne County, Pennsylvania.

Another full-service branch with a twenty-four hour ATM is located in the Insalaco Shopping Center at 801 Wyoming Avenue, West Pittston, Pennsylvania. The leased facility provides additional service to the Luzerne County market.

A full service office with a twenty-four hour ATM and drive-in operates from leased space at 4010 Birney Avenue, Moosic, Pennsylvania. The branch provides a geographic link between the Lackawanna and Luzerne County offices.

Providing full service to the Bank’s upper valley clientele is the Peckville branch at 1598 Main Street, Peckville, Pennsylvania. The facility is leased and has a twenty-four hour ATM and drive-in.

The Bank expanded its coverage in Luzerne County with the opening of the Kingston office at 247 Wyoming Avenue, Kingston, Pennsylvania. The branch, opened on April 26, 2001, is a full-service office with a drive-in and a twenty-four hour ATM. The Kingston office is leased.

Plans are under way to open another full-service branch in Lackawanna County during 2002. The Eynon branch located on Route 6 business Eynon, Pennsylvania, will be a leased office with a drive-in and a twenty-four hour ATM.

The Bank has contracted space for free standing twenty-four hour ATMs at:

  320 So. Blakely St. Dunmore, Pennsylvania
  Marywood University Scranton, Pennsylvania
  Lackawanna County Stadium Moosic, Pennsylvania
  Montage Mountain Ski Lodge Scranton, Pennsylvania
  300 Meadow Ave. Scranton, Pennsylvania
  Route 307 Covington Township, Pennsylvania
  511 Main St. Childs, Pennsylvania

Another free standing twenty-four hour ATM, from which the Bank contracts space, at 1650 W. Main St. Stroudsburg, Pennsylvania, opened during January 2002.

None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank.

The Company owns two adjacent residential properties in Clarks Green, Pennsylvania. The properties are being rented to parties not affiliated with the Company. Originally it was the intention of the Bank to construct a branch at this location. However, that plan was discontinued with the opening of the Abington office. The sale of both properties is currently being negotiated.

The Bank owns a commercial facility located at 116 - 118 N. Blakely Street Dunmore, Pennsylvania. The facility is currently leased by a non-related entity. The property was acquired for future expansion.

Foreclosed Assets held for sale are:

  Two residential properties in Scranton, Pennsylvania.
  A commercial property in Daleville, Pennsylvania.
  A commercial property in Eynon, Pennsylvania.

A sales agreement for the Eynon property was signed in January 2002 with an unrelated party. After the sale, a portion of the property will be leased back to the Bank for the new Eynon branch.

The Bank also holds various vehicles that were either repossessed or were expired leases during 2001.

All foreclosed properties are listed for sale. Repossessed assets are sold at auction. Foreclosed properties and repossessed assets are recorded on the Company’s balance sheet at the lower of cost or fair value. The Bank does not expect to incur any material losses from the sale of these assets.

Expired leases are recorded at their residual value. The Bank carries insurance, which may pay off some or all of a difference between the vehicle’s residual value and the auction sale price. Any deficiency between the residual value and sales price is charged against current earnings. The Bank does not expect to incur any material losses from the sale of these assets.

3 LEGAL PROCEEDINGS

In the Company’s opinion, there are no proceedings pending to which the Company and or Bank is a party or to which its property is subject, which, if decided against the Company, would be of material consequence to the Company’s financial condition. There are no material proceedings pending or contemplated against the Company by government authorities.

4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

5 MARKET FOR THE BANK'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders requesting information about the Company's common stock may contact the Company's Chairman of the Board and President, Michael F. Marranca or the Chief Executive Officer Joseph J. Earyes. Requests may be mailed to:

Fidelity D & D Bancorp, Inc. Blakely and Drinker St. Dunmore, Pa. 18512 (570) 348-4357

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol FDBC.

The following table lists the quarterly cash dividends paid and the range of bid and asked prices for the Company’s common stock. Such over-the-counter prices do not include retail mark-ups, markdowns, or commissions. The table also may not represent actual transactions.

                            2001                    2000
                Prices      Dividends      Prices    Dividends
                 High     Low      Paid      High    Low     Paid
                 ----     ---      ----      ----    ---     ----
1st Quarter    $37.375  $36.00    $.1875    $36.12  $35.12  $.1875
2nd Quarter    $37.00   $35.50    $.20      $37.38  $35.25  $.1875
3rd Quarter    $37.00   $35.90    $.20      $38.00  $35.75  $.1875
4th Quarter    $37.75   $36.40    $.20      $37.75  $37.00  $.1875

The Company expects to continue paying similar dividends in the future. However, future dividends are dependent on earnings, the capital needs of the Company and other factors. Prior to the formation of the Company, the Bank paid dividends on a quarterly basis for over thirty years. Dividends are determined and declared by the Board of Directors. For a further discussion of regulatory capital requirements see Note 15 “Regulatory Matters”, contained within the Notes to Consolidated Financial Statements.

The Company had approximately 1,412 shareholders at February 28, 2002 and approximately 1,412 at December 31, 2001. The number of shareholders is the actual number of individual shareholders of record. Security depositories are considered as individual shareholders for the purpose of determining the approximate number of shareholders.

The Company has established a Dividend Reinvestment Plan for its shareholders. The Plan is designed to make the Company’s stock more available to our shareholders and to raise additional capital for future needs.

6 SELECTED FINANCIAL DATA

Assets, Deposits and Capital                     2001           2000          1999           1998          1997
                                                 ----           ----          ----           ----          ----
Total assets                                 $569,029,838   $491,077,054  $446,569,505   $348,069,896  $289,758,826
Total investment securities                   153,973,988    119,756,391   109,262,221     78,607,860    72,712,902
Net loans                                     353,976,324    333,600,975   296,193,518    235,430,079   194,516,933
Loans available-for-sale                       16,150,020      9,953,958     4,895,124      8,527,076     7,885,791

Total deposits                                407,778,728    339,310,328   294,366,985    239,734,390   217,771,895
Total shareholders' equity                     40,172,230     37,215,063    31,841,549     33,745,541    28,183,276

Operating Results

Total interest income                        $ 36,379,689   $ 35,085,780  $ 28,541,051   $ 23,443,709  $ 21,018,230
Total interest expense                        (20,853,631)   (21,468,230)  (15,375,799)   (12,308,632)  (10,639,884)
                                             -------------  ------------- -------------  ------------- -------------
Net interest income                            15,526,058     13,617,550    13,165,252     11,135,077    10,378,346
Provision for loan losses                      (2,474,637)    (1,158,260)   (530,000)      (646,000)     (622,800)
                                             -------------  ------------- -------------  ------------- -------------
Net interest income after provision for
loan losses                                    13,051,421     12,459,290    12,635,252     10,489,077    9,755,546
Other income                                    3,701,578      3,005,218     2,227,787      1,902,734     1,303,470
Other expense                                 (11,998,997)   (11,699,489)  (10,170,458)   (7,609,162)   (6,583,334)
                                             -------------  ------------- -------------  ------------- -------------
Income before provision for income taxes        4,754,002      3,765,019     4,692,581      4,782,649     4,475,682

Provision for income taxes                       (905,866)      (558,391)     (894,888)      (1,246,760)   (1,185,008)
                                             -------------  ------------- -------------  ------------- -------------
Net Income                                     $3,848,136     $3,182,628    $3,797,693     $3,535,889    $3,290,674
                                             =============  ============= =============  ============= =============
Effective tax rate                                  19.05%         15.47%        19.07%         26.07%        26.48%
                                             =============  ============= =============  ============= =============
Net income per share *                         $     2.12     $     1.76    $     2.12    $      2.08   $      1.98
                                             =============  ============= =============  ============= =============
Net income per share (diluted)*                $     2.12     $     1.76    $     2.12    $      2.08   $      1.98
                                             =============  ============= =============  ============= =============
Dividends declared                             $1,426,097     $1,366,075    $1,344,141    $ 1,200,409   $ 1,062,530

Dividends per share *                          $     0.79     $     0.76    $     0.75    $      0.70   $      0.64

Weighted average number of shares
outstanding *                                   1,811,391      1,803,674     1,792,232      1,697,108     1,665,988

Actual shares outstanding at year end           1,819,168      1,806,274       900,392        893,647       837,260

Dividend payout ratio                               37.06%         42.92%        35.39%         33.95%        32.29%

Return on average assets                             0.72%          0.67%         0.94%          1.13%         1.20%

Return on average equity                             9.64%          9.54%        11.42%         11.78%        12.43%

Equity to assets                                     7.06%          7.58%         7.13%          9.70%         9.73%

Equity to deposits                                   9.85%         10.97%        10.82%         14.08%        12.94%

*Based on weighted average shares and adjusted for the stock exchange in 2000.

Amounts reported for the years 1997 through 2000 have been restated as disclosed in Note 2 of the Notes to Consolidated Financial Statements contained herein.

7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS and
7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7a is set forth at Item 7 “Liquidity Management and Interest Rate Sensitivity” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and incorporated herein by reference.

Critical Accounting Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Company’s methodology for determining the allowance for loan losses is described in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, a task force of the American Institute of Certified Public Accountants is working on detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance, which may be issued in 2002, could result in an adjustment to the allowance.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service through a broker. In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, management typically obtains price quotes from more than one source. As described in Notes 1 and 3 of the consolidated financial statements, the large majority of the Company’s investment securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (included in shareholders’ equity).

The fair value of residential mortgage loans classified as available-for-sale is obtained from the Federal National Mortgage Association (Fannie Mae). The fair value of SBA loans classified as available-for-sale is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained. Further discussion on the accounting treatment of available-for-sale loans is in the section entitled “Loans available-for-sale”, contained within Management’s Discussion and Analysis.

All significant accounting policies are contained in Note 1 “Nature of Operations and Summary of Significant Accounting Policies”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

The following discussion and analysis presents the significant changes in the results of operations and financial condition of the Company and its wholly-owned subsidiary, the Bank. This discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

A comparison of balance sheet accounts and percentage to total assets at December 31, 2001, 2000 and 1999:

                                                               (Thousands of Dollars)
                                              2001                  2000                   1999
                                        Amount     Percent     Amount   Percent      Amount     Percent
                                        ------     -------     ------   -------      ------     -------

Assets

Cash and due from banks                $19,845       3.49%     $5,503     1.12%      $6,416      1.44%
Interest-bearing deposits with
  Depository institutions                5,800       1.02       3,277     0.67       11,542      2.58
Investment securities                  153,974      27.06     119,756    24.39      109,262     24.47
Net loans                              353,976      62.21     333,601    67.93      296,194     66.32
Loans Available-for-sale                16,150       2.84       9,954     2.03        4,895      1.10
Accrued interest receivable              3,268       0.57       3,546     0.72        2,971      0.67
Bank premises and equipment             11,514       2.02      11,391     2.32        9,506      2.13
Foreclosed assets held for sale            688       0.12         353     0.07          413      0.09
Other assets                             3,815       0.67       3,696     0.75        5,370      1.20
                                     ---------     -------   --------   -------    --------    -------
Total assets                         $ 569,030     100.00%   $491,077   100.00%    $446,569    100.00%
                                     =========     =======   ========   =======    ========    =======

Liabilities

Deposits, noninterest-bearing          $53,302       9.37%   $ 47,185     9.61%    $ 37,241      8.34%
Certificates of deposit of $100,000
  or more                              132,680      23.32      94,718    19.29       66,643     14.92
Other interest-bearing deposits        221,797      38.98     197,407    40.20      190,483     42.65
Short-term borrowings                   54,481       9.57      48,025     9.78       60,249     13.49
Other borrowed funds                    63,000      11.07      63,000    12.82       57,305     12.83
Accrued interest payable and other
  Liabilities                            3,598       0.63       3,527     0.72        2,807      0.64
                                     ---------     -------   --------   -------    --------    -------
Total liabilities                      528,858      92.94     453,862    92.42      414,728     92.87
Shareholders' equity                    40,172       7.06      37,215     7.58       31,841      7.13
                                     ---------     -------   --------   -------    --------    -------
Total liabilities and shareholders'
  Equity                             $ 569,030     100.00%   $491,077   100.00%    $446,569    100.00%
                                     =========     =======   ========   =======    ========    =======
The year 2001

Balance Sheet, Liabilities:
            Deposits:

Due to the economic volatility experienced throughout 2001, many investors moved funds from mutual funds into insured financial institutions. The Bank experienced growth in most deposit segments in reaction to market conditions. A $18,209,000 increase in internet-generated deposits in 2001, clearly reflects this trend.

Internet-generated deposits of $26,449,000 comprise 6.49% of total deposits at December 31, 2001, whereas they were only 2.43% of total deposits at December 31, 2000. Approximately $8,500,000 of these deposits were certificates of deposit (CDs) with terms exceeding twelve months. During the fourth quarter of 2001, the Bank lowered the rates on internet-generated CDs and as a planned result the growth in internet-generated deposits stopped.

With the flatness in the national economy predicted for 2002, the Bank anticipates that it will retain internet-generated deposit accounts for the near future.

Among the reasons cited by depositors as to why they selected the Bank are:

  Courtesy and professionalism of staff
  Expanded branch network
  Extended Banking hours
  Products and services offered
  Internet services
  Other banking relationships

Personal demand deposit accounts (DDAs) increased $3,051,000 or 15.82% from $19,283,000 at December 31, 2000, to $22,334,000 at December 31, 2001. Part of the growth is attributed to recent branch expansion. For example, the new Kingston office had $273,000 in personal DDAs at December 31, 2001. Personal DDAs at the Peckville office, which opened in February 2000, increased $217,000 during 2001.

Commercial DDAs and Public Fund DDAs grew $4,302,000 or 19.40% from $22,180,000 at December 31, 2000, to $26,482,000 at December 31, 2001. Increased commercial lending relationships contributed to the growth in commercial deposits, as also did the successful marketing of commercial deposit products. Commercial products include:

  Sweep accounts
  Flex Cash Manager
  Merchant Credit Card Processing
  Fidelity @ Work
  Lock box operation

Official Bank checks issued and outstanding decreased $1,237,000 from $5,723,000 at December 31, 2000, to $4,486,000 at December 31, 2001.

As a net result of these changes, total noninterest-bearing deposits grew $6,116,000 or 12.96% from $47,186,000 at December 31, 2000, to $53,302,000 at December 31, 2001. The increase in noninterest-bearing deposits represents 9.06% of the growth in total deposits during 2001.

Interest-bearing deposits increased $62,352,000 or 21.34% from $292,125,000 at December 31, 2000, to $354,477,000 at December 31, 2001.

Savings and club accounts collectively increased $2,029,000 in 2001.

Due to the drop in deposit rates throughout 2001, NOW accounts and money market deposits declined $2,191,000 and $7,980,000, respectively. A portion of this decrease was transferred into CDs, as depositors favored a guaranteed rate over liquidity.

CDs rose $70,494,000 or 34.20%. Personal CDs grew $32,601,000 or 21.35%. Nonpersonal CDs grew $19,739,000 or 40.76%. Public fund CDs increased $18,154,000 or 73.32% over year-end 2000.

The maturity distribution of CDs $100,000 or more at December 31, 2001 is as follows:

     3 Months           3 - 6          6 - 12          Over
     or less           Months          Months       12 months         Total
     -------           ------          ------       ---------         -----
   $34,870,205       $10,697,915    $26,123,776    $60,988,099     $132,679,995

The over 12 months maturity distribution of CDs $100,000 or more increased $16,591,000 over 2000. This category represents 14.96% of total deposits at December 31, 2001 as compared to 13.08% in 2000. The increase provides the Bank with a stable source of funds for future requirements.

Total public fund deposits of $54,510,000 represent 13.37% of total deposits at December 31, 2001. Public funds at December 31, 2001 increased 17.59% over 2000. CDs comprise $44,855,000 of public fund deposits.

Bank policy states that public fund deposits with original maturities of one year or less cannot exceed 25% of total assets. At December 31, 2001 that ratio was 3.35%. Many of the public entities have had deposit relations with the Bank for a number of years. Other relations developed through branch expansion. While there may be a higher degree of risk in retaining these deposits due to funding and earnings requirements of these depositors, the Bank is confident that it can maintain and increase this important source of funds.

At the end of 2001, total deposits had grown $68,469,000 or 20.18% from $339,310,000 at December 31, 2000, to $407,779,000 at December 31, 2001.

Short-term borrowings:

With the increase in deposits and repurchase agreements (Repos), the Bank paid off short-term borrowings at the Federal Home Loan Bank of Pittsburgh (FHLB) which were $10,950,000 at December 31, 2000.

Repos are included with short-term borrowings on the balance sheet (see Note 8 “Short-term Borrowings”, contained within the Notes to Consolidated Financial Statements). Repos increased $18,271,000 or 50.77% from $35,987,000 at December 31, 2000 to $54,258,000 at December 31, 2001. Sweep accounts comprise approximately 74% of Repos. A sweep account transfers excess noninterest-bearing DDA funds into an interest-bearing Repo on a daily basis.

Long-term debt:

Long-term debt consists of borrowings from the FHLB. The weighted average rate on funds borrowed at December 31, 2001, was 5.59%. The weighted-average rate is 166 basis points below the tax-equivalent yield of 7.25% on average earning assets for the year ending December 31, 2001. Rates on the advances are adjustable quarterly, should market rates increase. However, year-end rates on similar FHLB advances are 298 basis points below the rates being paid by the Bank. It is unlikely that FHLB borrowing rates will increase above the rates currently being quoted by the FHLB during 2002. Should this occur, the Bank has the option, at that time, to repay or renegotiate the advances.

At December 31, 2001, the Bank had the ability to borrow an additional $48,000,000 at the FHLB. The FHLB has short, medium and long-term funding products available to the Bank. Most lines of credit extended to banks by other lenders are short-term.

Balance Sheet, Assets:

Total assets of the Company increased $77,953,000 or 15.87% during 2001. The increase is the result of growth primarily in deposits and Repos, as previously discussed, and the retention of profits.

Cash and due from banks:

During the final week of December 2001, the Bank began to process its cash letter through the Federal Reserve Bank, Philadelphia, Pa., (Fed). Cash letters consists of cashed or deposited checks that are not drawn on the Bank and need to be sent for collection. The Fed was selected based on lower processing costs and improved availability of funds collection. It is estimated that the savings will approximate $30,000 annually.

While the transition was in process, correspondent bank balances ran higher than normal. This was done to insure that all processing reports were thoroughly understood in order to avoid potential overdrafts. The Bank anticipates that correspondent balances will return to historic levels during 2002.

Investments:

Total investments had an increase during 2001 of $34,218,000, net of the change in the market value of available-for-sale investments. However, the amount of net change doesn’t truly reflect the activity during 2001, which was caused by market volatility.

With the fall in market rates, United States Government Agency bonds of $89,295,000 and municipal securities of $3,820,000 were called during 2001. United States Government Agency bonds of $4,000,000, classified as held-to-maturity, were included in the total amount called. There were no losses incurred on any called bond.

FHLB stock of $1,793,000, net of purchases, was redeemed by the FHLB during 2001. The FHLB requires participants to purchase stock to support borrowings. The FHLB determines the amount of stock required and at times may redeem stock.

Payments on mortgaged-backed securities increased from $1,207,000 during 2000, to $2,820,000 during 2001, as a result of the decline in market rates. Included in the total were payments of $1,234,000 on held-to-maturity bonds.

In 2001, the Bank sold United States Government Agency bonds and municipal investments from the available-for-sale category, having a net book value of $12,000,000 and $2,004,000, respectively, at the time of sale. Included in that amount were securities of $7,000,000 that the Bank had for less than one year, the shortest time period being five months. The remainder had been in the investment portfolio of the Bank between one and ten years. The investments were sold to protect the Bank from call provisions, which all the investments had, and for liquidity purposes.

There were no sales of investments categorized as held-to–maturity in 2001 and there were no trading securities during 2001.

United States Government Agency bonds totaling $137,904,000, mortgage-backed securities of $7,107,000 and preferred term securities of $1,000,000 were purchased in 2001. After careful consideration of the characteristics of the individual securities and their potential reaction to market changes, $18,994,000 United States Government Agency bonds were classified as held-to-maturity. The remaining securities were classified as available-for-sale.

Of the total amount purchased, United States Government Agency bonds with a par amount totaling $33,000,000 had maturities under five years. While the rates on these bonds were less than those with longer maturities, the purchases were made taking potential future market rate changes into consideration. Should rates increase, the proceeds of these bonds at maturity could be reinvested at higher rates quicker than bonds with longer maturities.

Preferred term securities are pooled borrowings by financial institutions located within the United States. The deposits of the institutions are insured by the Federal Deposit Insurance Corporation. The institutions must have a five-year satisfactory operating history and tier 1 capital greater than ten percent. The securities offer a slight diversity in the investment portfolio, approximately 200 basis points above Federal Funds, floating interest rate and five-year call protection.

Classifying bonds as held-to-maturity protects the balance sheet from downward market trends that available-for-sale securities are exposed to. The decision to classify securities as available-for-sale gives the Bank greater flexibility in the management of the investment portfolio and overall liquidity management.

The Bank actively monitors depreciation in the bond portfolio. When an individual bond, classified as available-for-sale, starts to depreciate, the Bank will determine if it is advisable to sell the security and reinvest the proceeds at a higher yield. Such considerations are based on current market conditions and liquidity needs. Even though bonds in the Bank’s portfolio may depreciate in market value, the principal and interest of the United States Government Agency bonds, mortgage-backed securities and municipal investments is guaranteed by the issuer.

Investments constituted 27.06% of total assets at December 31, 2001. Held-to-maturity securities were $21,640,000. The remaining $132,334,000 of the portfolio was classified as available-for-sale.

A comparison of investments at year-end for the three previous periods is as follows:

                                                      2001                        2000                        1999
                                                      ----                        ----                        ----
                                             Amount        Percent        Amount       Percent        Amount        Percent
                                             ------        -------        ------       -------        ------        -------
U.S. Government Agencies                 $118,229,745      76.78%    $  81,513,237      68.07%   $  73,348,911       67.13%
Mortgage Backed Securities                 19,349,772      12.57        15,033,019      12.55        7,686,688        7.04
State & Municipal Subdivisions             11,609,765       7.54        17,530,127      14.64       22,556,775       20.64
Preferred Term Securities                   1,000,000       0.65                 0       0.00                0        0.00
Common Stock                                3,784,706       2.46         5,680,007       4.74        5,669,847        5.19
---------------------------------------------------------------------------------------------------------------------------
Total                                  $  153,973,988     100.00%     $119,756,390     100.00%    $109,262,221      100.00%
===========================================================================================================================

The distribution of debt securities by stated maturity date at December 31, 2001 is as follows:

                                          1 Year         1 Through         5 Through        More than
                                         or less          5 years          10 years          10 years          Total
                                         -------          -------          --------          --------          -----
U.S. Government Agencies             $         0       $  32,512,284    $  40,076,787     $  45,640,674    $118,229,745
Mortgage Backed Securities                 4,711               5,704        1,641,630        17,697,727      19,349,772
State & Municipal Subdivisions           200,653             985,853        6,235,904         4,187,355      11,609,765
Preferred Term Securities                      0                   0                0         1,000,000       1,000,000
---------------------------------------------------------------------------------------------------------------------------
Total debt securities                $   205,364       $  33,503,841    $  47,954,321     $  68,525,756    $150,189,282
===========================================================================================================================

Debt securities are net of unrealized loss on available-for-sale securities. Net unrealized loss on available-for-sale debt securities at December 31, 2001, was $1,912,190. Debt securities do not include common stock, having a market value of $3,784,706 at December 31, 2001.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2001, is as follows:

                                               1 Year         1 Through         5 Through        More than
                                               or less         5 years          10 years          10 years          Total
                                               -------         -------          --------          --------          -----
U.S. Government Agencies                       0.000%           4.502%           5.779%            6.621%           5.751%
Mortgaged Backed Securities                    7.863            7.000            5.377             6.284            6.207
State & Municipal Subdivisions                 6.882            7.298            7.246             7.114            7.196
Preferred Term Securities                      0.000            0.000            0.000             3.625            3.625
---------------------------------------------------------------------------------------------------------------------------
Total debt securities                          6.390%           4.580%           5.960%            6.520%           5.910%
===========================================================================================================================
Loans:

Gross loans increased $20,276,000 or 5.99% from $338,699,000 at December 31, 2000, to $358,975,000 at December 31, 2001. Gross loans represent 63.09% of total assets at December 31, 2001.

Loan growth was modest relative to previous years. Growth in the portfolio was slowed by the economic downturn both nationally and locally. As lending rates fell, prepayments on existing loans increased. Loans refinanced at lower rates increased the Bank’s exposure to interest-rate risk from potential market upturns. Many new and refinanced loans were classified as available-for-sale, with the intention of immediate sale. As detailed in the “Consolidated Statement of Cash Flows” contained herein, proceeds from the sale of loans in 2001 increased by $15,119,000 over 2000.

For a further discussion on these issues, see the MD&A sections entitled, “Loans available-for-sale” and “Liquidity Management and Interest Rate Sensitivity”. Additional discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Loans Held for Sale”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

Increases in the amount of non-performing loans and net charge-offs also reflect the economic downturn. For a further discussion of delinquencies and net charge-offs, see the MD&A section entitled “Provision for Loan Losses”. Further discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Allowance for Loan Losses” and Note 5 “Loans and Leases” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

As a commitment to the market area, the Bank continues to seek quality loans, both commercial and consumer. However, the results of 2001 caused the Bank to review lending policies and collection efforts. Additional personnel, including a new experienced chief credit officer, were hired late in 2001, to address these concerns.

It is anticipated that the volume of prepayments and refinance requests will decrease, as rates become less volatile. Furthermore, new loans will be structured to better withstand market fluctuations and improved collection efforts should curtail serious delinquencies.

In the final analysis, the commitment of the Bank to our local communities remains strong and the Bank is sufficiently capitalized and structured to deal with these challenges.

Commercial loans at December 31, 2001 represent 49.88% of total gross loans, as compared to 43.29% at December 31, 2000. Commercial loans increased $32,433,000 or 22.12% from $146,611,000 at December 31, 2000, to $179,044,000 at December 31, 2001. The Bank increased the portfolio to improve profitability and to better service our community.

The Bank continues to originate loans using the Small Business Administration (SBA) guaranteed loan program. In return for the Bank funding a loan, which met the criteria of the program, the SBA guarantees a material portion of the principal balance to the Bank, should the borrower default.

Tax-free industrial development loans made to or backed by local municipalities increased 18.03% to $12,112,000 at December 31, 2001.

The Bank participates in the Pennsylvania Capital Access Program (PENNCAP). PENNCAP is a small business lending program whereby the State allocates a reserve fund to be used in the event the Bank were to experience a loss on a loan registered in the program. At December 31, 2001, $5,048,000 commercial loans were registered in this program. Loans registered in the PENNCAP program at December 31, 2001 increased 8.47% over the previous year-end.

The Bank continues to serve the local market with real estate loans. Real estate and construction loan totals of $102,187,000 were 28.47% of gross loans at December 31, 2001. Outstanding balances of real estate loans declined $10,727,000 since December 31, 2000.

In addition to prepayments, residential mortgages of $19,382,000, classified as available-for-sale, were sold on the secondary market. Servicing rights on sold loans were retained by the Bank. Servicing rights are retained so the borrower can still deal directly with the Bank. The loans were sold to provide the Bank with liquidity necessary to meet loan demand and to mitigate potential interest-rate risk from potential market rate increases. At December 31, 2001, the outstanding balance of sold residential mortgage loans in which the Bank retained servicing rights was $53,000,000.

Included with real estate loans are home equity lines of credit. The outstanding balance on the credit lines increased $642,000 or 12.14% from $5,289,000 at December 31, 2000 to $5,931,000 at December 31, 2001.

Consumer loans and direct-financing leases decreased $1,430,000 or 1.81% from $79,174,000 at December 31, 2000, to $77,744,000 at December 31, 2001. A combination of prepayments and the decision not to aggressively seek new leases brought about this decline. Consumer loans also include credit card advances, which increased $215,000 or 7.29% to $3,162,000 at December 31, 2001.

In addition to direct issuance of credit cards, the Bank issues cards under an Affinity Credit Card program. Affinity Cards are initially offered to cardholders at below market rates for a predetermined time. After the time expires, the cards are repriced at rates usually slightly below market rates. A percent of the interest charged is donated to a named entity. Participating with the Bank in the program are:

  Saint Joseph's Center, Dunmore, Pennsylvania
  Cities of Pittston and West Pittston, (jointly)
  Basilica of the National Shrine of St. Ann, Scranton, Pennsylvania

At December 31, 2001, the outstanding balance on Affinity Cards was $1,211,000, or 38.30% of the outstanding credit card portfolio. The Bank is pursuing new program participants for 2002.

A comparison of loans by amount at year-end for the five previous periods is as follows (all loans are domestic):

                                         2001            2000              1999             1998              1997
                                        -----            -----             ----             ----              ----
Real estate                        $ 96,740,226     $109,942,570     $111,242,490       $99,955,640      $87,931,770
Consumer                             67,782,196       66,441,389       64,998,362        47,549,512       38,673,662
Commercial                          179,043,816      146,610,685      113,061,093        85,425,708       67,201,013
Direct financing leases               9,961,967       12,733,075        5,710,579         2,248,990        1,536,074
Real estate construction              5,446,870        2,971,504        5,335,753         3,810,975        2,568,997
---------------------------------------------------------------------------------------------------------------------
Gross loans                         358,975,075      338,699,223      300,348,277       238,990,825      197,911,516
Less:
Unearned discount                     1,256,818        1,833,968          982,384           553,033          585,517
Allowance for loan losses             3,741,933        3,264,280        3,172,375         3,007,713        2,809,066
---------------------------------------------------------------------------------------------------------------------
Net Loans                          $353,976,324     $333,600,975     $296,193,518      $235,430,079     $194,516,933
=====================================================================================================================
Loans available-for-sale            $16,150,020       $9,953,958       $4,895,124        $8,527,076       $7,885,791
=====================================================================================================================

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

                                         2001             2000             1999             1998            1997
                                         ----             ----             ----             ----            ----
Real estate                             26.95%           32.46%           37.04%           41.82%          44.43%
Consumer                                18.88            19.62            21.64            19.90           19.54
Commercial                              49.88            43.29            37.64            35.74           33.96
Direct financing leases                  2.77             3.76             1.90             0.94            0.78
Real estate construction                 1.52             0.87             1.78             1.60            1.29
---------------------------------------------------------------------------------------------------------------------
         Gross loans                   100.00%          100.00%          100.00%          100.00%         100.00%
=====================================================================================================================

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10% of total loans, that are not otherwise disclosed as a category in tables above.

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2001. Excluded from the table are non-construction real estate loans, consumer loans and direct financing leases (amounts in thousands):

                                   1 year            1 - 5          More than
                                  or less            years           5 years          Total
                                  -------            -----           -------          -----
Commercial loans                  $51,482           $49,655          $77,907        $179,044
Real estate construction            5,447                                              5,447
---------------------------------------------------------------------------------------------
Total                             $56,929           $49,655          $77,907        $184,491
=============================================================================================

The following table sets forth the sensitivity changes in interest rates for commercial and real estate construction loans at December 31, 2001 (amounts in thousands):

                                         1 - 5          More than
                                         years           5 years          Total
                                         -----           -------          -----
Fixed interest rate                    $17,657           $21,814         $39,471
Variable interest rate                  31,998            56,093          88,091
---------------------------------------------------------------------------------
Total                                  $49,655           $77,907        $127,562
=================================================================================
Loans available-for sale:

Loans are classified as available-for-sale at origination. Should market rates increase, fixed rate loans and loans not immediately repricable would no longer produce yields consistent with the current market. To protect the Bank from interest-rate risk, loans meeting these conditions may be classified as saleable. Certain consideration is also given to current liquidity needs.

Fees or costs associated with loan originations are capitalized and charged or credited to loan income over the term of the loan. The measures apply to both available-for-sale and held-to- maturity loans.

Saleable loans are carried on the balance sheet at the lower of cost or fair value. If the fair value falls below cost, the difference is charged to current earnings. Appreciation in the portfolio is credited to current earnings, only to the extent of previous write-downs below cost.

Due to the falling rate environment experienced in 2001, the Bank increased loans available-for-sale by $6,196,000 or 62.25% to $16,150,000 at December 31, 2001 due to concern of potential interest-rate risk.

Bank premises and equipment, net:

Additions to premises and equipment were $1,224,000 before depreciation of $1,101,000 in 2001. Improvements to and equipping the new Kingston branch accounted for $718,000 of the increase. The remainder was used for system improvements and the expansion of the ATM network.

Foreclosed assets held for sale:

The $335,000 increase was primarily due to repossessed vehicles and from vehicles returned at the expiration of direct financing lease agreements.

The year 2000

Balance Sheet Liabilities

Personal DDAs increased $2,141,000 or 12.49% from $17,158,000 at December 31, 1999, to $19,299,000 at December 31, 2000. During 2000, the Bank accepted personal deposits of $13,000 from internet-generated accounts.

Commercial DDAs and Public Fund DDAs grew $3,812,000 or 20.75% from $18,368,000 at December 31, 1999, to $22,180,000 at December 31, 2000. Commercial deposits grew as a result of increased commercial lending relationships and the successful marketing of Bank products designed for the commercial segment.

Official Bank checks issued and outstanding increased $3,991,000 from $1,716,000 at December 31, 1999, to $5,707,000 at December 31, 2000.

As a net result of these changes noninterest-bearing deposits grew $9,944,000 or 26.70% from $37,242,000 at December 31, 1999, to $47,186,000 at December 31, 2000. The increase in non interest-bearing deposits represents 22.13% of the growth in total deposits during 2000.

Interest-bearing deposits increased $34,999,000 or 13.61% from $257,126,000 at December 31, 1999, to $292,125,000 at December 31, 2000.

NOW accounts increased $7,434,000 or 24.16% during 2000. The growth was based on the tiered Super NOW account that has a monthly interest rate based on a discount of the most current auction of the 13-week United State Treasury bill. During 1999, NOW accounts increased $16,014,000. During 2000, the Bank accepted deposits of $37,000 from internet-generated accounts.

Money market deposit accounts and savings accounts declined $10,004,000 or 17.69%. During 1999, these deposits grew $7,388,000. The decrease, during 2000, in money market and savings deposits was caused in part by the transfer of funds into the higher rate NOW accounts and certificates of deposit (CDs).

CDs rose $37,540,000 or 22.27%. Personal CDs grew $13,090,000 or 9.38%. Non-personal CDs grew $16,642,000 or 138.17%. Public fund CDs increased $7,808,000 or 46.06% over year-end 1999. During 2000 the Bank accepted brokered deposits of $9,851,000 for liquidity purposes. The Bank also accepted $8,190,000 in new CDs from the internet.

At the end of 2000, total deposits had grown $44,943,000 or 15.27% from $294,367,000 at December 31, 1999, to $339,310,000 at December 31, 2000.

The success at gathering new deposits by branch expansion is evidenced by the deposit totals at the locations opened during the last twenty-four months. Total deposits at the three branches opened during 1999 increased $13,489,000 during 2000. The Peckville office, in eleven months, had deposit totals of $9,410,000 at December 31, 2000. Those branches contributed 50.97% of the total growth in deposits during 2000.

Short-term Borrowings:

Having successfully passed the advent of “Year 2000", the Bank reduced short-term borrowings at the Federal Home Loan Bank (FHLB) by $19,650,000, from $30,600,000 at December 31, 1999, to $10,950,000 at December 31, 2000. Repurchase Agreements (Repos) are included with short-term borrowings, on the balance sheet. Repos increased

$7,500,000 or 26.33% from $28,487,000 at December 31, 1999, to $35,987,000 at December 31, 2000. Sweep accounts comprise approximately 70% of Repos.

Long-term debt:

The Bank repaid maturing long-term debt of $1,305,000 at the FHLB in 2000. As interest rates increased during 2000, the Bank restructured $41,000,000 variable rate long-term debt at the FHLB. The purpose of the restructure was to minimize the increase in interest expense. Another $7,000,000 was borrowed in long-term funds from the FHLB to fund loan demand and for other liquidity needs. The weighted-average rate on funds borrowed at December 31, 2000 was 5.59%. The weighted-average rate is 236 basis points below the tax equivalent yield of 7.95% on average earning assets for the month ending December 31, 2000.

Balance sheet Assets:

Total assets of the Company increased $44,508,000 or 9.97% during 2000. The increase is the result of growth in the liability section, as previously discussed and the retention of profits.

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

Investments:

Total investments had an increase during 2000 of $10,494,000, net of the change in the market value of available-for-sale investments.

United States Government Agency bonds totaling $4,000,000 par value, having a weighted average rate of 8.01%, and Pennsylvania municipal bonds with a par value of $1,860,00 and a weighted average tax-equivalent rate of 8.02%, were purchased in 2000. The investments were classified as available-for-sale.

The Bank sold certain qualifying residential mortgage loans totaling $8,329,000 to FNMA and immediately repurchased the assets as investments (mortgage backed securities). The purpose of this strategy was threefold:

  The principal and interest is guaranteed by FNMA, thereby mitigating any potential loss of repayment.
  The investments are eligible to be pledged for Public Fund deposits.
  The Bank retained servicing rights. This means the borrower still deals directly with the Bank and the Bank receives a fee for servicing the loans.

Since it was determined that the securities would not be sold in the future, the Bank classified them as held-to–maturity. This classification protects the balance sheet from downward market trends that available-for-sale securities are exposed to.

Municipal securities and other investments of $1,898,000 were purchased in 2000. Those assets were categorized as available-for-sale. One municipal security of $150,000 was called in 2000.

In 2000, the Bank sold municipal investments from the available-for-sale category having a net book value of $7,466,000 at the time of sale. Included in that amount were securities of $1,412,000 that the Bank had for less than one year, the shortest time period being six months. The remainder had been assets of the Bank between two and nine years. The investments were sold to protect the Bank from call provisions, which all the investments had, and for liquidity purposes.

There were no sales of investments categorized as held-to-maturity during 2000 and there are no trading securities in 2000.

Investments constituted 24.39% of total assets at December 31, 2000. Held-to maturity securities were $7,879,000. The remaining $111,877,000 of the portfolio was classified as available-for-sale. The decision to classify securities as available-for-sale gives the Bank greater flexibility in the management of the investment portfolio.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2000, is as follows (yields are based on amortized cost):

                                               1 year         1 through         5 through        More than
                                              or less          5 years          10 years          10 years          Total
                                              -------          -------          --------          --------          -----
U.S. Government Agencies                       0.000%           6.005%           6.574%            6.946%           6.809%
Mortgage Backed Securities                     0.000            7.567            6.448             6.534            6.531
State & Municipal Subdivisions                 7.120            7.289            7.297             7.297            7.293
---------------------------------------------------------------------------------------------------------------------------
Total debt securities                          7.120%           6.592%           6.714%            6.914%           6.847%
===========================================================================================================================
Loans:

Gross loans increased $38,351,000 or 12.77% from $300,348,000 in 1999, to $338,699,000 in 2000. Gross loans represent 68.97% of total assets at December 31, 2000.

Commercial loans at December 31, 2000 represent 43.29% of total gross loans, as compared to 37.64% at December 31, 1999. Commercial loans increased $33,550,000 or 29.67% from $113,061,000 at December 31, 1999, to $146,611,000 at December 31, 2000. The Bank increased the portfolio to improve profitability and to better service our community.

At December 31, 2000, the outstanding balance of SBA loans was $4,904,000, a 12.26% increase over 1999.

Tax-free industrial development loans made to or backed by local municipalities increased 41.72% to $10,262,000 at December 31, 2000.

Throughout the year, the Bank has worked closely with Northeast Pennsylvania Economic Development Council, City of Scranton Office of Economic Community Development and the Pennsylvania Economic Development Finance.

Real estate and construction loans of $112,914,000 were 33.34% of gross loans at December 31, 2000. While the outstanding balance of real estate loans at December 31, 2000 were $3,664,000 less than the balances at December 31, 1999, several factors must be considered. As detailed in the discussion of investments, fixed rate residential mortgages of

$8,329,000 were securitized through FNMA and reclassified as investments. In addition, residential mortgages of $8,383,000 were sold on the secondary market, with the Bank retaining the servicing rights. The loans were sold to provide the Bank with liquidity necessary to meet loan demand.

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

Credit card outstanding balances increased $1,450,000 or 96.82% from $1,497,00 at December 31, 1999, to $2,947,000 at December 31, 2000.

In 2000, the Bank started an Affinity Credit Card program. At December 31, 2000, the outstanding balance on Affinity Cards was $1,264,000.

Direct financing leases increased $7,022,000 or 122.97% from $5,711,000 at December 31, 1999, to $12,733,000 at December 31, 2000. The growth primarily resulted from increased demand from auto dealers for consumer auto leases.

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10% of total loans that are not otherwise disclosed as a category in tables above.

The Bank sold residential real estate mortgage loans in 2000. At December 31, 2000, the outstanding balance of sold residential mortgage loans in which the Bank retained servicing rights was $42,631,000.

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2000. Excluded from the table are real estate loans, consumer loans and direct financing leases (amounts in thousands):

                                   1 year            1 - 5          More than
                                  or less            years           5 years         Total
                                  -------            -----           -------         -----
Commercial loans                  $45,214           $40,539          $60,858       $146,611
Real estate construction            2,972                                             2,972
---------------------------------------------------------------------------------------------
Total                             $48,186           $40,539          $60,858       $149,583
=============================================================================================

The following table sets forth the sensitivity changes in interest rates for commercial and real estate construction loans at December 31, 2000, (amounts in thousands):

                                        1 - 5          More than
                                        Years            5 years           Total
                                        -----            -------           -----
Fixed interest rate                    $25,768           $20,775         $46,543
Variable interest rate                  14,771            40,083          54,854
---------------------------------------------------------------------------------
Total                                  $40,539           $60,858        $101,397
=================================================================================

Fixed Assets:

Fixed asset additions were $2,930,000 in 2000.

Main Office and KIP renovations were $1,393,000 and $393,000 respectively. The renovations were made to modernize and improve both facilities. Another $55,000 was capitalized for system upgrades and furniture at the newly remodeled KIP branch.

The Bank acquired a commercial property in Dunmore, Pennsylvania for future expansion. The acquisition cost was $128,000.

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

Mortgage servicing rights increased $129,000 from $123,000 at December 31, 1999 to $252,000 at December 31, 2000, due to the mortgages sold during 2000.

Capital Resources

The Bank’s major source of capital has been from the retention of earnings, as reflected below:

                                                Net                    Dividends                  Earnings
                                              Income                    Declared                  Retained
                                              ------                    --------                  --------
2001                                        $3,848,136                 $1,426,097                $2,422,039
2000                                         3,182,628                  1,366,075                 1,816,553
1999                                         3,797,693                  1,344,141                 2,453,552
1998                                         3,535,889                  1,200,409                 2,335,480
1997                                         3,290,674                  1,062,530                 2,228,144

Capital was further increased in 2001, through the Dividend Reinvestment Plan (DRIP). Shareholders reinvested $420,000 in dividends to purchase additional shares of stock.

The reinvestment in 2001 was greater than 2000 but more in line with 1999. During 2000, the Bank’s DRIP ended when it merged with the Company. The Company had to receive regulatory approval for its own DRIP and during the process two dividend payments were disbursed. After the approval was granted, shareholders had to apply to become part of the Company’s DRIP.

Capital was affected by changes in market rates, which caused a $63,000 improvement, net of deferred taxes, in the fair value of investments classified as available-for-sale. At December 31, 2000, the Bank reported a net unrealized loss on AFS securities of $1,325,000. At December 31, 2001, the loss was reduced to $1,262,000.

Fluctuations in the capital markets cause frequent changes in the fair value of available-for-sale securities. A future decline in value should not indicate a material weakness in the capital position of the Company. The Company monitors market conditions closely and is prepared to take remedial action when appropriate.

Capital is evaluated in relation to total assets and the risk associated with those assets. With greater capital resources, a bank is more likely to be able to meet its cash obligations and absorb unforeseen losses. Federal regulatory definitions of capital adequacy take the form of minimum ratios. The Bank exceeds all minimum regulatory capital requirements (see Note 15 “Regulatory Matters”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference).

A yearly comparison of growth trends is as follows (Increase/(Decrease)):

                                 Earning                                   Short-term                  Other
         Assets           %       Assets        %     Deposits       %      Borrowings       %        Borrowings      %
         ------           -       ------        -     --------       -      ----------       -        ----------      -
2001    $77,952,784      16%   $60,585,502     13%  $68,468,400     20%   $  6,456,267      13%     $         0       0%
2000     44,507,549      10     44,562,595     10    44,943,343     15     (12,224,325)    (20)       5,695,000      10
1999     98,499,609      29     88,171,199     26    54,632,595     23      30,843,747     105       15,053,000      36
1998     58,311,070      20     54,885,888     19    21,962,495     10         304,848       1       30,000,000     245
1997     21,100,757       8     21,363,323      8     5,940,340      3       9,510,675      49        2,252,000      22

Earning assets do not include loans placed on non-accrual.

Liquidity Management and Interest Rate Sensitivity:

Liquidity and funds management:

Liquidity for a bank is primarily the ability to meet working capital requirements and to fund customers’ needs for borrowings and withdrawals. The Bank further desires to have funds available at certain times to take advantage of appropriate investment opportunities. Other considerations include capital expansion, dividend payments and unforeseen events. Sources of liquidity are:

  Cash and cash equivalents
  Asset maturities, paydowns and sales
  Growth of core deposits
  Growth of repurchase agreements
  Increase of other borrowed funds
  Issuance of capital stock

Normally, long-term borrowed funds and stock issuance are used for long-term asset acquisitions or capital considerations and not for short-term liquidity needs.

Management monitors asset and liability maturities to match anticipated cash flow requirements. These cash flow requirements are reviewed with the use of internally generated reports. The Bank has instituted certain procedures and policy guidelines to manage interest-rate risk. These guidelines enable management to react to interest rate changes and potential shifts in the volumes of assets and liabilities. One objective is to insulate the net interest margin from significant fluctuations. Included in these guidelines are tolerance levels that specify the percentage of asset paydowns and maturities to potential liability maturities and runoff.

The intent of the Bank is to maintain a cumulative gap (rate sensitive assets to rate sensitive liabilities) ratio, over a one year time horizon, between 0.75 and 1.25. At December 31, 2001, the ratio was 0.96. That ratio was arrived at by scheduling investments by call date and liabilities by expected maturity or repricing dates.

Under current market conditions, it was felt that certain securities in the investment portfolio, which had the potential to be called prior to stated maturity, were more likely than not to be called. Even though it is believed that market rates will not significantly change during 2002, many of the investments have rates above the current market and this makes it more likely such securities will be called by the issuers sometime before their scheduled maturity dates.

Loans were scheduled by cash flow projections to the date of maturity or the date of next rate change. Loans available-for-sale were scheduled by stated maturity dates.

Over the years, the Bank has sold fixed-rate mortgage loans to the secondary market. The decision to pursue this course of action was based upon two parameters:

  Meeting liquidity of borrowers and depositors
  Mitigating the interest-rate and credit risk inherent in fixed rate loans

The following chart depicts the contractual maturity and repricing characteristics of interest-earning assets. When evaluating interest-rate risk, the data is refined to include optionality. Such analysis takes into account call features, cash flows, prepayment assumptions and other factors, which may affect the rate sensitivity of the assets (amounts in thousands of dollars):

                                           90 days      91 through        1 to 5      5 or more
                                           or less       365 days          years         years          Total
----------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed rate............................. $  4,147       $  9,916        $ 54,181      $153,012       $ 221,256
  Adjustable rate........................  100,637         24,155          23,263           900         148,955
Debt Securities:
  Fixed rate.............................   82,383         30,802          29,858         5,048         148,091
  Adjustable rate........................    2,036             62               -             -           2,098
Interest-bearing deposits................    5,800              -               -             -           5,800
----------------------------------------------------------------------------------------------------------------------
                  Total.................. $195,003       $ 64,935        $107,302      $158,960       $ 526,200
======================================================================================================================

Nonaccrual loans of $4,914,000 and investments in common stock of $3,785,000 at December 31, 2001 are not included in the maturity distribution table. Loans include those designated as available-for-sale.

Earning assets are based on book value. Book value is net of unrealized losses in the available-for-sale investment portfolio. The total of net unrealized losses in the portfolio before federal taxes is $1,912,000. The net loss reflects the December 31, 2001 market value of the available-for sale investment portfolio. If held until maturity, the Bank would receive full face value.

Scheduling investments by call dates and using amortized cost instead of market values on available-for-sale investments would make the presentation more asset-sensitive in the earlier gap periods.

Investments with call provisions are likely to be called in a downward rate environment. Fixed rate investments of $111,900,000, subject to call during 2002, have maturity dates exceeding one year. Of that amount, $37,000,000 have rates of 6.50% or more which would greatly increase the potential for these bonds to be called, based on year-end rates.

Loans due to mature in one year or less do not include principal reductions on fixed rate loans and leases that historically prepay in a downward rate environment.

The following chart depicts the contractual maturity and repricing characteristics of liabilities with either a defined maturity or repricing schedule. Non-maturity deposits are based on an aging schedule. In evaluating interest-rate risk, data may be refined depending on the anticipated direction of interest rates, expected shifts in volume and other factors which may affect the specific liability’s rate sensitivity.

                                              90 days   91 through     1 to     5 or more
                                              or less    365 days     5 years      years        Total
                                              -------    --------    --------    --------     ---------
Deposits, noninterest- bearing              $  2,068      $ 6,498    $ 25,042    $ 19,694     $  53,302
Certificates of deposit over $100,000         34,870       36,822      60,883         105       132,680
Other interest-bearing deposits               14,830       59,145     111,411      36,411       221,797
Securities sold under repurchase agreement    52,987        1,265           6           -        54,258
Demand notes, U.S. Treasury                      223            -           -           -           223
Long-term debt                                53,000       10,000           -           -        63,000
--------------------------------------------------------------------------------------------------------
                  Total                     $157,978     $113,730    $197,342    $ 56,210     $ 525,260
========================================================================================================

Liabilities not having stated maturity dates have been scheduled based upon an aging of the liabilities. The time frames relied upon suggest that the liabilities will have the potential to possibly reprice to current market rates or be withdrawn within the stated period.

For example, at December 31, 2001, the one-year cumulative gap shows that $8,566,000 noninterest-bearing deposits will payout over the next twelve months. In reality, non interest-bearing deposits grew $6,210,000 during 2001. Historical data suggests that the Bank will not experience appreciable repricing or runoff of these non interest-bearing accounts over the course of the next twelve months.

At December 31, 2001, the Bank had the following additional sources of funds, which totaled $76,967,000, available to meet liquidity requirements:

  Borrowing capacity at the Federal Reserve Bank of Philadelphia of $29,250,000
  Available funding at the Federal Home Loan Bank of Pittsburgh of $47,717,000

Because more investments were pledged for public funds and Repos than was necessary at December 31, 2001, the available amount at the Fed could be increased approximately $6,576,000.

Management continually monitors the gaps between assets and liabilities and makes adjustments as market rates change. Presently Management believes that there is adequate liquidity to meet normal requirements.

Interest rate risk management:

Interest-rate risk management is an integral part of the Asset/ Liability management process. The management of and authority to assume interest-rate risk is the responsibility of the Company’s Asset/Liability Committee (ALCO). ALCO is

comprised of senior management and the Board of Directors. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk is a regular part of the management of the Company. Consistent policies to measure and report interest-rate risk are in effect. In addition, policies are reviewed annually by the committee. The annual review establishes acceptable limits on the impact to earnings from shifts in interest rates. These limits may be altered during the year, if so warranted.

Interest-rate risk is defined as the degree to which interest rate movements may affect net interest income, net income and the balance sheet. Fluctuations in rates can affect both interest income and interest expense through the balance of repricing assets and source funds. In addition, changes in interest rates may affect the volume of various assets and liabilities.

If more assets reprice than liabilities within a given time horizon, the balance sheet is positively gapped. This position suggests that the net interest margin and net income would be positively impacted should interest rates rise. Conversely, the net interest margin would be adversely affected should rates fall.

If the balance sheet has more liabilities repricing than assets within a given time horizon, the balance sheet is liability sensitive and negatively gapped. In a declining rate environment, this suggests that net interest income has the potential to improve but with rising rates, net interest income has the potential to decrease.

The Bank uses a simulation model, which attempts to measure the impact changes in rates and/or volumes may have on net interest income, net income and capital adequacy. The model measures the impact of changing interest rates for several scenarios. The following table illustrates the theoretical impact of interest rate changes. The rate movements shown below represent parallel shifts in the yield curve, occurring immediately and lasting for the twelve-month projection.

The analysis assumes that December 31, 2001 levels of assets and liabilities will grow by approximately nine percent over the next twelve months. In the normal course of events, balance sheet growth during a given twelve-month period is anticipated. Growth will affect both revenues and expense. Generally, a higher rate of growth will produce higher levels of net revenues. On a year to year basis, the average rate of the Bank’s growth over the past five years has been slightly above twenty percent. The Bank considers growth of nine percent to be a conservative estimate of how much the Bank will grow in size by the end of 2002. The relative mix of assets and liabilities should remain constant in 2002.

The interest rate movements are immediate and the revenue impacts are estimated for the subsequent twelve-month period.

The table below shows the increase or (decrease) from 2001 reported figures that would occur under the interest rate changes over a twelve-month period beginning January 1, 2002:

Basis Point Change, change in thousands   +400 bps    +200 bps    +100 bps      12/31/01      -100 bps    -200 bps    -400 bps
---------------------------------------- ----------- ----------- ----------- --------------- ----------- ----------- -----------
Net Interest Income                        $16,147     $16,768     $17,079      $15,526        $17,234     $16,458     $14,439
Net Income                                  $4,040      $4,579      $4,695       $3,848         $4,848      $4,156      $2,771
Present Value of Equity                    $54,634     $47,805     $44,189      $40,172        $35,753     $30,531     $21,291
======================================== =========== =========== =========== =============== =========== =========== ===========

               Proforma                   +400 bps    +200 bps    +100 bps      12/31/01      -100 bps    -200 bps    -400 bps
---------------------------------------- ----------- ----------- ----------- --------------- ----------- ----------- -----------
Earnings Per Share                           $2.23       $2.50       $2.61        $2.12          $2.67       $2.29       $1.53
======================================== =========== =========== =========== =============== =========== =========== ===========

At January 1, 2002, if there was an immediate 200 basis point increase in all market interest rates, net interest income is projected to increase by $1,242,000 over the next twelve months, a 8.00% increase from 2001‘s net interest income. The present value of Bank capital is projected to increase 19.00% to $47,805,000.

If there were an immediate 200 basis point decrease in rates, net interest income is projected to increase $932,000 or 6.00% over twelve months. The present value of the Bank’s capital is projected to decrease 24.00% to $30,531,000.

The reason for earnings improvement under both 200 basis point scenarios is twofold. Historically, when rates increase, the Bank immediately raises borrowing rates and seeks opportunities in the bond market to improve net interest income. Rates on interest-bearing liabilities may be gradually increased, depending on funding requirements. Conversely, when rates decline the Bank is more likely to decrease liability rates before it decreases rates on new loans.

Secondly, the weighted average rate on term deposits and Repos of $190,739,000, maturing within twelve months, was 4.08% at December 31, 2001. The Bank’s offering rate for CDs at December 31, 2001 was 2.25%. If rates went up 200 basis points CDs would be costing approximately the same as at year-end and rates on interest-bearing assets would have increased.

Therefore, under either 200 basis point scenario the Bank is able to improve net interest income.

The same does not hold true should rates drop 400 basis points. At December 31, 2001, non-term interest-bearing deposits of $76,981,000 were at rates of 1.67% or less. It would not be possible to reduce those deposit rates a full 400 basis points at this point in the economic cycle.

The interest rate changes described above are extreme. However, the market events of 2001 proved that rates can move dramatically over the course of twelve months. While the decrease in national prime occurred not immediately but with eleven reductions, prime was reduced 475 basis points.

The projections require a variety of assumptions, including but not limited to prepayment speeds on assets, and, as such, the results should be viewed as approximations. It should be noted that, while the reader is cautioned that these are approximations of possible but not certain events, the December 31, 2000 projection for 2001 net interest income in a 400 basis point declining rate environment was within 96% of actual results.

Should changing interest rates have a negative effect on the financial position of the Bank, prompt corrective measures would be undertaken to minimize any adverse impact.

The percent change in the present value of equity in either an upward or downward 200 basis point shift is within the Bank’s tolerance level of 25%.

The severity of the decrease in the present value of equity in a 400 basis point rate decrease relates to the inability to reduce all interest-bearing liabilities the full 400 basis points. The market value of assets would theoretically increase since rates on assets would either be at or above the current market. With the inability to effectively reduce rates on all interest-bearing liabilities, the liabilities would be above market rates and overvalued. The overvaluation of the liabilities would be deducted from equity to bring that combined section into balance with assets.

Although interest rates have the potential to change appreciably over the course of a year, it is unlikely that some of the more extreme rate changes depicted in the table above will occur, given current market conditions.

Results of Operations

Earnings Summary:

                                         2001                    2000                   1999
                                         ----                    ----                   ----
Net income                         $3,848,136              $3,182,628             $3,797,693
Earnings per share                      $2.12                   $1.76                  $2.12
Increase/(decrease) per share           20.45%                 (16.98)%                 1.92%

Per share data has been adjusted for the stock exchange in 2000.

Net Interest Income:

The year 2001 as compared to 2000

The Federal Reserve Bank lowered the discount rate eleven times in 2001. The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. In response to these actions, national prime dropped 475 basis points from 9.50% to 4.75%.

There is a 234 basis point differential between the weighted average of national prime in 2001 and 2000. The weighted average of national prime in 2001 and 2000 was 6.90% and 9.24%, respectively. This difference reflects on the yield on earning assets and the cost of funds when comparing both years.

The actions of the Federal Reserve Bank caused decreases in the rates charged on loans that were subject to repricing and on the rates offered on new loans in 2001. Approximately 23% of the entire loan portfolio was subject to immediate repricing at December 31, 2001. Rates charged on new loans paralleled the reductions in prime. Sales of older loans contributed to the decline in the overall yield on loans.

Market reaction to the drop in prime significantly increased the amount of bonds called during 2001. To properly collateralize public fund deposits and Repos, the Bank had to replace the called bonds with bonds producing a lower yield.

Excess funds from asset turnover and the increase of liabilities were sold daily. The rates on these “Fed funds sold” were at historic lows.

Due to the combination of these factors, the tax equivalent yield on earning assets decreased 58 basis points.

Interest expense was also effected by the decline in national prime. In addition to the drop in rates paid on deposits and Repos, the Bank used the increase in funds to payoff $10,950,000 in short-term borrowings at the FHLB, further reducing interest expense. There were rate promotions at the new Kingston branch to develop deposit growth. This had minimal effect on the overall reduction of interest expense.

The effect of market changes caused a 72 basis point decrease in the cost of funds.

With the 14 basis point increase in the tax-equivalent net interest spread and volume increases in loans and investments, net interest income rose $1,909,000 or 14.02% during 2001.

The year 2000 as compared to 1999

During 2000, the Federal Reserve Bank raised the discount rate three times. These actions caused national prime to increase from 8.50% to 9.50%. The weighted average rate of national prime rose 124 basis points.

The actions of the Federal Reserve Bank caused increases in the rates charged on loans that were subject to repricing and on the rates offered on new loans in 2000. Approximately 18% of the entire loan portfolio was subject to immediate repricing at December 31, 2000.

To remain competitive, the rates charged on new residential mortgages and consumer loans did not rise directly with the increases in prime. New products, such as the Affinity Card, were offered at discounts from established Bank products.

With the increase in national prime, it became difficult to sell from the inventory of fixed rate residential loans at a break even level. The sale of loans provides a source of funds that can then be loaned at a higher yield in a rising rate market.

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

In order to provide the liquidity to meet loan demand and thereby improve the yield on earning assets, the Bank began to raise the interest rates paid on deposits and Repos. Interest expense was also effected by a rise in the rates charged on borrowed funds. In addition, the cost of funds was increased by deposit promotions, including the Super NOW and internet-generated deposit accounts and the acceptance of brokered funds.

The effect of these increases caused an 80 basis point increase in the cost of funds.

Despite a 45 basis point reduction in tax-equivalent net interest spread, net interest income rose $452,000 or 3.44% during 2000. This was primarily accomplished through volume increases in loans and investments.

A comparison of average earnings assets and the net tax equivalent yields for 2001, 2000 and 1999, in thousands, is as follows:

                                                2001                            2000                             1999
                              --------------------------------------------------------------------------------------------
                               Average    Revenue    Yield    Average    Revenue    Yield    Average    Revenue    Yield
Earning assets:                Balance   (Expense)   (Cost)   Balance   (Expense)   (Cost)   Balance   (Expense)   (Cost)
                              --------------------------------------------------------------------------------------------

Interest-bearing deposits       $12,716       $181     1.42%    $6,833       $45      0.66%    $6,629      $89       1.34%
                              --------   --------  --------  --------  --------   --------  -------- --------   --------
Investments:
    US Treasuries                     0          0     0.00          0         0      0.00      2,985      205       6.87
    US Government Agencies     85,365      5,535     6.48     81,741     5,545      6.78     63,863    4,257       6.67
    Mortgage-backed securities 16,971      1,070     6.30     13,180       876      6.65      6,946      444       6.39
    State & Municipal          15,144      1,017     6.72     21,320     1,520      7.12     23,698    1,649       6.96
    Other                       4,311        272     6.31      5,555       383      6.90      3,390      219       6.46
                              --------   --------  --------  --------  --------   --------  -------- --------   --------
       Total Investments       121,791      7,894     6.48    121,796     8,324      6.51    100,882    6,774       6.71
                              --------   --------  --------  --------  --------   --------  -------- --------   --------

    Loans:
    Commercial                  169,621     13,748     8.11    138,420    12,473      9.01    110,446    9,004       8.15
    Consumer                   62,180      5,436     8.74     60,728     5,272      8.68     47,588    3,996       8.40
    Real estate               110,854      8,207     7.40    118,375     8,720      7.37    118,637    8,826       7.44
    Direct financing leases    10,026        724     7.22      8,775       764      8.71      3,101      296       9.55
    Credit cards                2,959        283     9.56      2,054       202      9.83      1,230      147      11.95
                              --------   --------  --------  --------  --------   --------  -------- --------   --------
       Total loans             355,640     28,398     7.99    328,352    27,431      8.35    281,002   22,269       7.92
                              --------   --------  --------  --------  --------   --------  -------- --------   --------
Federal funds sold              20,501        544     2.65          0         0         0      2,682      128       4.77
                            --------   --------  --------  --------  --------   --------  -------- --------   --------
Total earning assets          $510,648    $37,017     7.25%  $456,981   $35,800      7.83%  $391,195  $29,260      7.48%
=========================================================================================================================

Interest-bearing liabilities
Deposits:
    Savings                     $31,523      ($448)    1.42%   $32,881     ($631)     1.92%   $35,548    ($723)      2.03%
    NOW                          35,513       (747)    2.10     38,125    (1,840)     4.83     17,838     (333)      1.87
    MMDA                         11,538       (324)    2.81     13,655      (533)     3.90     14,569     (500)      3.43
    CDs < $100,000              130,494     (7,133)    5.47    109,665    (6,291)     5.74    107,531   (5,685)      5.29
    CDs > $100,000              123,928     (6,871)    5.54     91,055    (5,783)     6.35     66,095   (3,584)      5.42
    Clubs                         1,287        (33)    2.56      1,216       (32)     2.61      1,176      (33)      2.81
                                --------   --------  --------  --------  --------   --------  -------- --------   --------
       Total Deposits          334,283    (15,556)    4.65    286,597   (15,110)     5.27    242,757  (10,858)      4.47
                                --------   --------  --------  --------  --------   --------  -------- --------   --------
Repurchase agreements           40,970     (1,510)    3.69     34,149    (1,917)     5.61     31,639   (1,519)      4.80
Borrowed funds                   66,674     (3,788)    5.68     74,070    (4,441)     6.00     56,943   (2,999)      5.27
                                --------   --------  --------  --------  --------   --------  -------- --------   --------
Total interest-bearing
   liabilities                 $441,927   ($20,854)    4.72%  $394,816  ($21,468)     5.44%  $331,339 ($15,376)      4.64%
                                --------   --------  --------  --------  --------   --------  -------- --------   --------
Net interest income                        $16,163                       $14,332                       $13,884
                                           ========                      ========                      ========
Net interest spread                                    2.53%                          2.39%                          2.84%
Net interest margin                                    3.17%                          3.14%                          3.55%
Total average assets           $533,007                       $472,838                       $403,953
                                ========                      ========                       ========
Average noninterest-bearing
  deposits                      $46,921                        $41,813                        $36,129
                                ========                      ========                       ========

Interest income was adjusted to a tax-equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable. This treatment allows a uniform comparison to be made between yields on assets. The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.

Nonaccrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. Installment loans and direct financing leases are presented net of unearned interest. All deposits are in domestic bank offices. The average balances are based on amortized cost and do not reflect unrealized gains or losses.

Net yield on earning assets represents the difference between interest revenue and (expense) divided by total average earning assets.

The following table reflects the change in net interest income attributable to fluctuations in volume and rate:

                                                       Years ended December 31,
                                                           ( in thousands )
                                          2001 Compared to 2000       2000 Compared to 1999
                                        Increase (Decrease) due to   Increase (Decrease) due to
                                        --------------------------   --------------------------
                                        Volume    Rate      Total    Volume     Rate     Total
                                        ------    ----      -----    ------     ----     -----
Interest income:
  Loans and leases:
    Mortgage                           $  (553)  $  39    $  (514)  $   (20)  $  (86)   $ (106)
    Commercial                           2,462  (1,304)     1,158     2,498      986     3,484
    Consumer                               303     (83)       220     1,709       77     1,786
  Total loans and leases                 2,212  (1,348)       864     4,187      977     5,164
Investment securities, interest-bearing
   deposits and federal funds sold         886    (456)       430     1,294       86     1,380
            Total interest income      $ 3,098 $(1,804)   $ 1,294   $ 5,481  $ 1,063    $6,544

Interest expense:
  Deposits:

    Certificates of deposit greater
      than $100,000                    $ 1,821 $  (726)   $ 1,095   $ 1,585  $   615    $2,200
    Other                                1,069  (1,717)      (648)    1,191      860     2,051
    Total deposits                       2,890  (2,443)       447     2,776    1,475     4,251
    Other interest-bearing liabilities    (169)   (893)    (1,062)    1,169      672     1,841
              Total interest expense   $ 2,721 $(3,336)   $  (615)  $ 3,945  $ 2,147    $6,092
Net interest income                    $   377 $(1,532)   $ 1,909   $ 1,536  $(1,084)     $452

The portion of the total difference attributable to both volume and rate changes during the periods has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation. Tax- exempt income was not converted to a tax-equivalent basis on the rate volume analysis.

Provision for Loan Losses:

The provision is an expense charged against earnings for actual or potential losses from uncollectible loans and leases. Through the provision, the allowance for loan loss is funded. Loans determined to be uncollectible are charged-off against the allowance.

The Bank has established an Asset Quality Committee which meets monthly to review known and potential problem loans and leases. The committee is comprised of senior management, credit administration and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

Management continuously reviews the risks inherent in the loan and lease portfolios. Specific factors used to evaluate the adequacy of the loan loss provision during this formal process include:

  Specific loans that could have loss potential
  Levels of and trends in delinquencies and non accrual loans
  Levels of and trends in charge-offs and recoveries
  Trends in volume and terms of loans
  Changes in risk selection and underwriting standards
  Changes in lending policies, procedures and practices
  Experience, ability and depth of lending management
  National and local economic trends and conditions
  Changes in credit concentrations

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area. For the period ended December 31, 2001, there were no adjustments made to the historical loan loss experience for the factors specified above. There are no individual significant nonperforming loans.

The following table sets forth loans and lease financing charge-offs and recoveries, through the allowance for loan loss by category for the past five years:

                                                                                  (in thousands)
                                                           2001            2000          1999          1998          1997
                                                           ----            ----          ----          ----          ----

Balance at beginning of period                            $3,264          $3,172        $3,008        $2,809        $2,590
                                                        ---------       ---------     ---------     ---------     ---------
Charge-offs:
  Commercial and all other                                 1,003             602           139           193           286
  Real estate                                                119              75           146            43
  Consumer                                                   909             456           196           258           183
  Lease financing                                            180              18             -            86            15
                                                        ---------       ---------     ---------     ---------     ---------
                  Total                                    2,211           1,151           481           580           484
                                                        ---------       ---------     ---------     ---------     ---------
Recoveries:
  Commercial and all other                                    86              14            46            56            47
  Real estate                                                  3              17             6            36             5
  Consumer                                                   108              53            63            39            28
  Lease financing                                             17               1             -             2             -
                                                        ---------       ---------     ---------     ---------     ---------
                  Total                                      214              85           115           133            80
                                                        ---------       ---------     ---------     ---------     ---------
Net charge-offs                                            1,997           1,066           366           447           404
                                                        ---------       ---------     ---------     ---------     ---------
Additions charged to operations                            2,475           1,158           530           646           623
                                                        ---------       ---------     ---------     ---------     ---------
Balance at end of period                                  $3,742          $3,264        $3,172        $3,008         $2,809
                                                        =========       =========     =========     =========     =========
Net charge-offs to average loans outstanding                0.56%           0.33%         0.13%         0.20%         0.23%
Allowance for loan loss to net charge-offs                187.38%         306.19%       866.67%       672.93%       695.30%
Allowance for loan loss to net loans                        1.01%           0.95%         1.05%         1.23%         1.39%
Loans 30 - 89 days past due and accruing                  $7,156         $11,049        $4,914        $2,829        $3,521
Loans 90 days or more past due and accruing               $5,398          $1,493        $2,917        $2,689        $2,189
Allowance for loan loss to loans 90 days or
  more past due and accruing                               69.32%         218.69%       108.74%       111.86%       128.32%
Nonaccruing loans                                         $4,914          $2,287        $1,210        $1,364        $1,076
Allowance for loan loss to nonaccruing loans               76.15%         142.75%       262.15%       220.49%       261.09%
Allowance for loan loss to non-performing loans            36.29%          86.37%        76.86%        74.21%        86.03%
Average net loans                                       $352,230        $325,163      $277,809      $218,170      $178,363

As evidenced in the table above, there has been no significant difference between the additions charged to operations and actual net charge-off results over the last five years.

The allowance for loan losses can generally absorb losses throughout the loan and lease portfolios. However, in some instances an allocation is made for specific loans or groups of loans.

As detailed in the table above, the allowance for loan loss expressed as a percent of net charge-offs has been declining for the past two years due to the increase in the amount of loans being charged off.

The slowing economy has impacted the loan portfolio the past two years. That trend is reflected in the increase in charged-off loans, especially commercial and consumer. The increase in the number of delinquencies necessitated the hiring of additional collection personnel.

Allocation of the allowance among major categories of loans for the past five years is summarized below. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.

                                       2001                    2000             1999              1998              1997
                                      -----                   -----             ----              ----              ----
Category

Real Estate                         $ 269,490              $ 117,534        $1,165,295        $1,066,687         $ 877,939
Consumer                              959,408                736,613           692,878           507,946           399,063
Commercial                          2,197,365              2,270,663         1,196,789           914,305           678,407
Direct financing leases               136,091                131,150            62,989            25,397            19,953
Real estate                                 0                      0            31,494            25,397            19,953
construction
Unallocated                           179,579                  8,320            22,930           467,981           813,751
---------------------------------------------------------------------------------------------------------------------------
         Total                     $3,741,933             $3,264,280        $3,172,375        $3,007,713        $2,809,066
===========================================================================================================================

Consumer loans include credit cards.

The December 31, 2000 allocation for commercial loans was $2,271,000 compared to actual 2001 net charge-offs of $917,000. The positive variance was the result of collection efforts in 2001. The 2001 commercial loan allocation is based upon delinquency levels at year-end.

The December 31, 2000 allocation for all other categories of loans and leases was adequate compared to the actual net charge-offs in 2001.

Over the last five years, management has analyzed and relied on similar factors in determining the amount of loan loss provision relative to the adequacy of the allowance for loan loss. The methodology used by the bank to analyze the adequacy of the allowance for loan losses is as follows (loans and leases are collectively referred to as loans):

  Identification of specific problem loans by loan category by the credit administration.
  Calculation of specific reserves required based on collateral and other persuasive evidence.
  Identification of loans collateralized by cash.
  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and loans with specific reserves.
  Application of historical loss percentages (5- year average) to pools to determine the reserve allocation.
  Calculation of excess or deficiency of the allowance for loan loss reserve

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from year to years is based upon year end reviews of the loan and lease portfolios.

The following table sets forth non-performing assets for the past five years (in thousands):

                                                                   2001       2000       1999       1998       1997
                                                                   ----       ----       ----       ----       ----
Net loans                                                       $370,126   $343,555   $301,089   $243,957    $202,403

Restructured loans                                                    $0         $0         $0         $0          $0
Loans past due 90 days or more and accruing                        5,398      1,493      2,917      2,689       2,189
Nonaccrual loans                                                   4,914      2,287      1,210      1,364       1,076
----------------------------------------------------------------------------------------------------------------------
Non-performing loans                                              10,312      3,780      4,127      4,053       3,265
Foreclosed real estate                                               465        353        413        201         276
Repossessed assets                                                   158          0          0          0           0
----------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                      $10,935     $4,133     $4,540     $4,254      $3,541
======================================================================================================================

Nonaccrual loans to net loans                                      1.33%      0.67%      0.40%      0.56%       0.53%
Non-performing assets to net loans, foreclosed real estate
and repossessed assets                                             2.95%      1.20%      1.51%      1.74%       1.75%
Non-performing assets to total assets                              1.92%      0.84%      1.02%      1.22%       1.22%
Non-performing loans to net loans                                  2.79%      1.10%      1.37%      1.66%       1.61%

Net loans include loans available-for-sale.

Gross interest income that would have been recorded in 2001, if nonaccrual loans were current, was $386,717. There was no recognition of interest income on non-accrual loans during 2001.

Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance until the balance is satisfied. Subsequent payments are then recorded as interest income and finally late charges.

In the internal review of loans for both delinquency and collateral sufficiency, management concluded that there were an above average number of loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans or leases on a non-accrual basis is made on an individual basis after considering factors pertaining to the loan.

In addition, it was determined throughout the year there were other loans that did not have the ability to make any repayment. Accordingly, management found it necessary to charge-off $2,211,000 of these loans and to increase the allowance for loan loss for certain other loans. The charge-offs were made after collateral was repossessed, foreclosed upon or notice was forwarded to governmental guarantors. The allowance for loan loss was increased through the provision for loan loss. Even with these actions, the percentage of non-performing loans to net loans increased from 1.10% at December 31, 2000, to 2.79% at December 31, 2001.

The majority of the increase in non-performing loans and loans past due 90 days or more for the period is attributed to credit made to small businesses and start-up companies that experienced cash flow problems. Several of these loans are guaranteed by governmental agencies and the Bank’s loss exposure is reduced accordingly. Consumer loan payments have also slowed during the year and increased collection efforts have been implemented to reduce delinquencies.

A specific reserve through PENNCAP has been established for eligible loans to cover losses sustained by the Bank on enrolled loans. The reserve balance at December 31, 2001 was $91,0000.

The Bank is unaware of any potential problem loans that have not been reviewed and addressed. Potential problem loans are those where there is known information that leads the Bank to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

Based upon the thorough analysis of both the loan portfolio and the allowance for loan losses at December 31, 2001, the Bank is confident that the allowance provides adequate protection against portfolio loss. However, there could be instances of which the Bank is unaware that may require additional charge-offs and or increases to the provision.

Other Income

The year 2001 as compared to 2000

The $94,000 increase in service charges on deposit accounts is a result of the growth in the number of accounts and changes to the service charge structure. Service charges were last revised during the second quarter of 2000. Service charges on deposit accounts exceeded 1.00% of gross income.

The Bank sold investment securities in order to protect earnings from potential calls. Waiting for a bond to be called under the prevailing market conditions would have exposed the Bank to reinvesting the proceeds at lower yields. By selling before call, the Bank was able to reinvest the proceeds at a higher rate with an extended call period. The sales produced a gain of $459,000, which exceeded 1.00% of gross income.

Included in the gains on sold investments was $225,000 from the sale of Sallie Mae stock. At one time that banks were required to own the stock if they desired to participate in the student loan program. Banks are no longer required to own the stock in order to participate.

There were no sales of investments classified as held-to-maturity.

As discussed in previous sections herein, loan sales were also based upon the need to protect future earnings from interest-rate risk. Loan sales generated net gains of $315,000 in 2001. That amount was increased by the recognition of the discounted future value of servicing rights on sold loans. The amount of realized income from servicing rights, included in total net gains from the sale of loans, was $117,000.

There were no sales of loans classified as held-to-maturity.

The increase in loans before the allowance for loan losses, helped to generate an additional $138,000 in service charges during 2001. Service charges on loans are classified as a component of fees and other service charges. Service charges are recognized as income upon collection.

Some components of fees and other service charges and other operating income and their related increase during 2001:

                                                          Increase
                                                          --------
                  Service fees on sold loans              $114,000
                  Trust income                              77,000
                  Annuity commissions                       66,000
                  ATM service charges                       55,000

Fees on sold loans rose through volume increases.

Expanding business in the trust department increased revenues.

Late in 2000, a new business development officer was hired to accommodate the sale of alternative financial products. Those products include mutual funds and annuities, which are not insured by the FDIC. An additional staff member was hired in 2001. Their combined efforts generated increased revenues.

The new ATM locations generated additional service charge income.

The year 2000 as compared to 1999

The $248,000 increase in service charges on deposit accounts is a result of the growth in the number of accounts and changes to the service charge structure.

Investment securities were sold in order to provide liquidity when needed. By providing funds for loan demand, the Bank improved its yield on earning assets. The 2000 tax equivalent yield on average loans and investments was 7.92% and 6.51%, respectively. Sales of available-for-sale investments produced net gains of $41,000. There were no sales of investments classified as held-to-maturity.

Loan sales were also predicated upon liquidity needs. Sales generated net gains of $62,000 in 2000. That amount was increased by the recognition of the discounted future value of servicing rights on sold loans. The amount of realized income from servicing rights was $149,000.

In compliance with FASB Statement No. 65, loans designated as available-for-sale must be carried at the lower of cost or market. By the end of 2000, the market value slightly surpassed book value and the Bank was able to recoup the $146,000 which it had written down during 1999, when the market value was below book.

The $57,980,000 increase in loans, before the allowance for loan losses, helped to generate an additional $185,000 in service charges.

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

Other Expense

The year 2001 as compared to 2000

The average number of full-time equivalent employees was 168 in 2001. Merit pay raises, higher benefit costs and the addition of senior officers to address the growing needs of the Bank increased 2001 salaries and employee benefits by $508,000 above the amount reported for 2000.

During 2001, the Peckville office, opened in February 2000, was operating for a full twelve months. The Kingston office was opened for nine months. The impact of these branches contributed to a $172,000 increase in premises and equipment expense during 2001. Over 32% of the increase resulted from a $55,000 rise in depreciation expense. Depreciation on premises was $326,000 and depreciation on furniture and fixtures was $775,000. Furniture and fixture depreciation exceeded 1% of gross income.

Despite the addition of the Kingston branch new branch advertising decreased 3.00% from 2000.

Some components of other expense and their change during 2001:

                                                        Increase/
                                                        (Decrease)
                                                        ----------
                  Merchant card expense                 $(209,000)
                  Donations                               190,000
                  Fidelity D&D Bancorp organization      (150,000)
                  Stationery and supplies                 (99,000)
                  Capital shares tax                      (70,000)
                  Correspondent banks                      55,000
                  MAC expense                              58,000

During 2001, the Bank sold its merchant credit card portfolio. This resulted in savings of $209,000.

Under a state-sponsored initiative, the Bank contributed $111,000 to a specified qualified local educational unit. In exchange for the donation the Bank received state tax credits of $100,000 which were applied towards capital shares expense.

The Fidelity D & D Bancorp, Inc. organization resulted in a one time expense of $150,000 in 2000. No such expense was incurred during 2001.

With the reduction of new branch additions in 2001 and tighter purchasing controls, stationery and supply expense was reduced.

Charges from correspondents for the processing of the Bank’s cash letter constitute the majority of this expense. Because of increased costs, the Bank elected to process its cash letter through the Fed in order to reduce costs.

Additional ATM units placed in service during 2001 increased expense.

The year 2000 as compared to 1999

The average number of full-time equivalent employees increased by 10 to 166 in 2000. The 6% average staff increase, merit pay raises and higher benefit costs increased 2000 salaries and employee benefits by $424,000 above the amount reported for 1999.

During 2000, the West Pittston, Financial Center and Moosic retail branches were opened for a full twelve months. The Peckville office was opened for eleven months. The impact of these branches contributed to a $621,000 increase in premises and equipment expense during 2000. Over 45% of the increase resulted from a $283,000 rise in depreciation. Depreciation on premises was $292,000 and depreciation on furniture and fixtures was $754,000. Furniture and fixture depreciation exceeded 1% of gross income.

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

The Fidelity D&D Bancorp, Inc. organization resulted in a one time expense of $150,000. The organization also caused expense increases in other areas. Among those line items effected were audit, $11,000 and legal and professional, $74,000.

The 123% growth in direct financing leases caused related insurance coverage to rise $81,000. The other items rose due to the increase in the number of Bank locations and accounts serviced.

Other Items:

Federal and State Legislation:

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations and restrictions on the business of the company and the Bank. We cannot predict whether legislation will be adopted, or if adopted, how the new laws would affect our business. As a consequence, we are susceptible to legislation that may increase the cost of doing business. Management believes that the effects of current proposals on the liquidity, capital resources and the results of operations of the Company and the Bank will be immaterial.

Management is unaware of any other specific regulatory recommendations which, if implemented, would have a material effect upon our liquidity, capital resources or results of operations. However, the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on our results of operations.

Further, our business is also affected by the state of the financial services industry, in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations as the financial industry strives for greater cost efficiencies and market share. Management is optimistic that these consolidations may enhance the Bank’s competitive position as a community bank.

Outlook for 2002:

As detailed in Section 2, “Properties”, the Bank plans to open a branch in Eynon, Pennsylvania during 2002. Costs to open the branch are estimated at $250,000. The costs will be capitalized.

In 1990, the Bank purchased a core processing system. That system provides the means from which the Bank gathers and processes data information on a day to day basis. Enhancements to the system over the years have increased memory and processing speeds. In addition, other systems such as the electronic data retrieval system, a network and our Web page, to name a few, were acquired to compliment the core processing system.

After eleven years, it has become apparent that the core system needed to be replaced, in order to effectively operate the Bank and service our clientele. To this end, the Bank will install a new core processing system during 2002. The cost of the system will approximate $1,300,000. The costs will be capitalized. The new system has the capability of utilizing some of the complementary systems already in place.

The Bank anticipates that the costs to open the Eynon branch and the purchase of the core processing system will be internally funded.

After a down year in 2000, net income for 2001 increased beyond the previous high. While this was a positive development, we recognize that there are challenges ahead. The addition of key personnel was an important step in addressing future challenges. Review and implementation of policies, procedures and products will continue. These steps are designed to provide the Company with stability and the wherewithal to provide customer service and increase shareholder value.

8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Board of Directors and Shareholders
Fidelity D & D Bancorp, Inc.
Dunmore, Pennsylvania:

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Wilkes-Barre, Pennsylvania
February 2, 2002, except for Note 2 as to which
the date is March 18, 2002

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001 AND 2000

                                                                                     2001                            2000

ASSETS:
       Cash and due from banks                                                 $   19,845,029               $     5,502,430
       Interest-bearing deposits with financial institutions                        5,799,943                     3,277,062
                                                                               ---------------              -----------------

                       Total cash and cash equivalents                             25,644,972                     8,779,492

       Held-to-maturity securities                                                 21,640,254                     7,879,433
       Available-for-sale securities                                              132,333,734                   111,876,958
       Loans and leases, net (allowance for loan losses of
                 $3,741,933 in 2001 and $3,264,280 in 2000)                       353,976,324                   333,600,975
       Loans available-for-sale (fair value $16,418,155 in
                 2001; $10,100,707 in 2000)                                        16,150,020                     9,953,958
       Accrued interest receivable                                                  3,268,456                     3,546,504
       Bank premises and equipment, net                                            11,513,154                    11,390,479
       Foreclosed assets held for sale                                                688,041                       353,253
       Other assets                                                                 3,814,883                     3,696,002
                                                                               ---------------              -----------------

                                Total assets                                    $ 569,029,838                 $ 491,077,054
                                                                               ===============              =================

LIABILITIES:
       Deposits:
                 Noninterest-bearing                                           $   53,301,605                $   47,185,597
                 Certificates of deposit of $100,000 or more                      132,679,995                    94,717,931
                 Other interest-bearing deposits                                  221,797,128                   197,406,800
                                                                               ---------------              -----------------

                       Total deposits                                             407,778,728                   339,310,328

       Accrued interest payable and other liabilities                               3,597,892                     3,526,942
       Short-term borrowings                                                       54,480,988                    48,024,721
       Long-term debt                                                              63,000,000                    63,000,000
                                                                               ---------------              -----------------
                                Total liabilities                                 528,857,608                   453,861,991
                                                                               ---------------              -----------------

SHAREHOLDERS' EQUITY:
       Preferred stock authorized 5,000,000 shares with no par
                 value, none issued                                                         -                              -
       Capital stock authorized 10,000,000 shares with no par
                 value; issued and outstanding 1,819,168 shares in
                 2001 and 1,806,274 shares in 2000                                  9,353,452                     8,881,713
       Retained earnings                                                           32,080,824                    29,658,785
       Accumulated other comprehensive loss                                        (1,262,046)                   (1,325,435)
                                                                               ---------------              -----------------

                       Total shareholders' equity                                  40,172,230                    37,215,063
                                                                               ---------------              -----------------

                                Total liabilities and shareholders' equity      $ 569,029,838                 $ 491,077,054
                                                                               ===============              =================
See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 2001           2000           1999
                                                                                ------         ------         ------
INTEREST INCOME:
     Loans:
        Taxable                                                             $ 26,588,925   $ 25,813,687  $ 21,098,998
        Nontaxable                                                               768,403        681,517       662,857
     Leases                                                                      695,406        693,518       262,452
     Interest-bearing deposits with financial institutions                       181,172         44,789        89,323
     Investment securities:
        U.S. Treasury                                                                  -              -       204,705
        U.S. government agency and corporations                                6,604,787      6,421,742     4,701,262
        States and political subdivisions (nontaxable)                           724,878      1,047,280     1,173,783
        Other securities                                                         272,395        383,247       219,256
     Federal funds sold                                                          543,723              -       128,415
                                                                                --------             --      --------

                 Total interest income                                        36,379,689     35,085,780    28,541,051
                                                                             -----------    -----------   -----------

INTEREST EXPENSE:
     Certificates of deposit of $100,000 or more                               6,847,969      5,753,162     3,558,826
     Other deposits                                                            8,708,515      9,356,475     7,299,315
     Securities sold under repurchase agreements                               1,509,567      1,917,453     1,519,054
     Other short-term borrowings and long-term debt                            3,762,258      4,411,197     2,973,266
     Other                                                                        25,322         29,943        25,338
                                                                                 -------        -------       -------

                 Total interest expense                                       20,853,631     21,468,230    15,375,799
                                                                             -----------    -----------   -----------

NET INTEREST INCOME                                                           15,526,058     13,617,550    13,165,252

PROVISION FOR LOAN LOSSES                                                      2,474,637      1,158,260       530,000
                                                                              ----------     ----------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           13,051,421     12,459,290    12,635,252
                                                                             -----------    -----------   -----------

OTHER INCOME:
     Service charges on deposit accounts                                       1,075,990        982,056       733,939
     Gain on sale of:
        Investment securities                                                    458,980         41,109         1,400
        Loans                                                                    315,357        211,698       196,813
     Gain (loss) on sale of loans available-for sale                                   -        145,871      (145,847)
     Gain (loss) on sale of foreclosed assets held for sale                       18,051        (65,209)      (71,413)
     Fees and other service charges                                            1,784,955      1,537,028     1,349,476
     Other operating income                                                       48,245         87,456        92,006
                                                                                 -------        -------       -------

                 Total other income                                            3,701,578      2,940,009     2,156,374
                                                                              ----------     ----------    ----------

OTHER EXPENSES:
     Salaries and employee benefits                                            6,122,589      5,614,256     5,190,480
     Premises and equipment                                                    2,425,920      2,253,659     1,632,530
     Advertising                                                                 386,473        398,443       402,960
     Other                                                                     3,064,015      3,367,922     2,873,075
                                                                              ----------     ----------    ----------

                 Total other expenses                                         11,998,997     11,634,280    10,099,045
                                                                             -----------    -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       4,754,002      3,765,019     4,692,581

PROVISION FOR INCOME TAXES                                                       905,866        582,391       894,888
                                                                                --------       --------      --------

NET INCOME, AS RESTATED FOR 2000 AND 1999                                    $ 3,848,136    $ 3,182,628   $ 3,797,693
                                                                            ============   ============  ============

Per share data:
     Net income - basic                                                           $ 2.12         $ 1.76        $ 2.12
     Net income - diluted                                                         $ 2.12         $ 1.76        $ 2.12
     Dividends                                                                    $ 0.79         $ 0.76        $ 0.75

                                        See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                             CAPITAL STOCK           RETAINED    COMPREHENSIVE
                                                          SHARES       AMOUNT        EARNINGS         LOSS               TOTAL

BALANCE, DECEMBER 31, 1998, AS PREVIOUSLY REPORTED      1,787,294   $ 8,222,993   $ 25,656,844     $ 133,868        $ 34,013,705
Prior period adjustment - error in accounting
     for student loans and related interest income                                    (268,164)                         (268,164)
                                                       ----------    ----------     ----------    ----------          ----------

BALANCE, DECEMBER 31, 1998, AS RESTATED                 1,787,294     8,222,993     25,388,680       133,868          33,745,541
                                                       ----------    ----------     ----------    ----------          ----------
Comprehensive loss:
     Net income, as restated                                                         3,797,693                         3,797,693
     Change in net unrealized holding gains (losses)
        on available-for-sale securities, net of
        reclassification adjustment and tax effects                                               (4,807,581)         (4,807,581)
                                                                                                                      ----------
           Comprehensive loss, as restated                                                                            (1,009,888)
                                                                                                                      ----------
Dividends                                                                           (1,344,141)                       (1,344,141)
Dividends reinvested                                       13,490       450,038                                          450,038
                                                       ----------    ----------     ----------    ----------          ----------

BALANCE, DECEMBER 31, 1999                              1,800,784     8,673,031     27,842,232    (4,673,713)         31,841,550
Comprehensive income:
     Net income, as restated                                                         3,182,628                         3,182,628
     Change in net unrealized holding gains (losses)
        on available-for-sale securities, net of
        reclassification adjustment and tax effects                                                3,348,278           3,348,278
                                                                                                                      ----------
           Comprehensive income, as restated                                                                           6,530,906
                                                                                                                      ----------
Stock options excercised                                      250        15,500                                           15,500
Dividends                                                                           (1,366,075)                       (1,366,075)
Dividends reinvested                                        5,240       193,182                                          193,182
                                                       ----------    ----------     ----------    ----------          ----------

BALANCE, DECEMBER 31, 2000                              1,806,274     8,881,713     29,658,785    (1,325,435)         37,215,063
                                                                                                                      ----------
Comprehensive income:
     Net income                                                                      3,848,136                         3,848,136
     Change in net unrealized holding gains (losses)
        on available-for-sale securities, net of
        reclassification adjustment and tax effects                                                   63,389              63,389
                                                                                                                      ----------
           Comprehensive income                                                                                        3,911,525
                                                                                                                      ----------
Stock options excercised                                    1,500        51,313                                           51,313
Dividends                                                                           (1,426,097)                       (1,426,097)
Dividends reinvested                                       11,394       420,426                                          420,426
                                                       ----------    ----------     ----------    ----------          ----------
BALANCE, DECEMBER 31, 2001                              1,819,168   $ 9,353,452   $ 32,080,824   $(1,262,046)       $ 40,172,230
                                                       ==========    ==========     ==========    ==========          ==========

                                                       See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                                 2001            2000            1999
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 3,848,136     $3,182,628     $ 3,797,693
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                       1,101,522      1,046,261         762,865
            Amortization of securities (net of accretion)                        (42,029)       (69,083)       (119,263)
            Provision for loan losses                                          2,474,637      1,158,260         530,000
            Deferred income taxes                                                (56,116)       473,828         258,291
            Gain on sale of investment securities                               (458,980)       (41,109)         (1,400)
            Gain on sale of loans                                               (315,357)      (211,698)       (196,813)
            (Gain) loss on sale of foreclosed assets held for sale               (18,051)        14,582          71,413
            (Gain) loss on sale of loans available for sale                            -       (145,871)        145,847
            Amortization of  loan servicing rights                                42,046         19,494               -
            Change in:
               Accrued interest receivable                                       278,048       (574,974)       (830,219)
               Other assets                                                     (137,466)      (543,691)     (1,718,471)
               Accrued interest payable and other liabilities                     70,950        720,018         (102,896)
                                                                              ----------     ----------      ----------

                   Net cash provided by operating  activities                  6,787,340      5,028,645       2,597,047
                                                                              ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in federal funds sold                                                -              -       6,500,000
     Held-to-maturity securities:
        Proceeds from maturities and calls                                     5,233,860        449,746               -
        Purchases                                                            (18,993,750)             -               -
     Available-for-sale securities:
        Proceeds from sales                                                   14,463,072      7,507,108         201,400
        Proceeds from maturities, calls and paydowns                          92,693,241        957,744      22,974,907
        Purchases                                                           (127,016,966)    (5,896,249)    (57,409,856)
     Proceeds from sale of loans available-for-sale                           22,048,265      6,929,056      11,796,340
     Net increase in loans and leases                                        (51,400,803)   (58,899,416)    (73,436,547)
     Acquisition of bank premises and equipment                               (1,224,197)    (2,930,432)     (3,820,032)
     Improvements to foreclosed assets held for sale                             (71,263)       (18,266)        (33,239)
     Proceeds from sale of foreclosed assets held for sale                       376,372        437,552         232,366
                                                                              ----------     ----------      ----------

                   Net cash used in investing  activities                    (63,892,169)   (51,463,157)    (92,994,661)
                                                                              ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in noninterest-bearing deposits                              6,116,008      9,944,394       4,057,576
     Net increase in certificates of deposit
        of $100,000 or more                                                   37,962,064     28,075,275      17,206,938
     Net increase in other interest-bearing deposits                          24,390,328      6,923,674      33,368,091
     Net increase (decrease) in short-term borrowings                          6,456,267    (12,224,325)     30,843,747
     Increase in long-term debt                                                        -      5,695,000      15,053,000
     Exercise of stock options                                                    51,313         15,500               -
     Dividends paid, net of dividend reinvestment and
        issuance of common stock                                              (1,005,671)    (1,172,893)       (894,103)
                                                                              ----------     ----------      ----------

                   Net cash provided by financing  activities                 73,970,309     37,256,625      99,635,249
                                                                              ----------     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         16,865,480     (9,177,887)      9,237,635

CASH AND CASH EQUIVALENTS, BEGINNING                                           8,779,492     17,957,379       8,719,744
                                                                              ----------     ----------      ----------

CASH AND CASH EQUIVALENTS, ENDING                                            $25,644,972     $8,779,492    $ 17,957,379
                                                                            ============    ===========    ============
See Notes to Consolidated Financial Statements

Fidelity D & D Bancorp, Inc.
And Subsidiary

Notes To Consolidated Financial Statements

1. Nature Of Operations And Summary Of Significant Accounting Policies

     Principles Of Consolidation

       The accompanying consolidated financial statements include the accounts of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Deposit & Discount Bank (the “Bank”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature Of Operations

       The Company provides a variety of financial services to individuals and corporate customers in Lackawanna and Luzerne Counties, Pennsylvania. This region has a diversified and fairly stable economy. The Company’s primary deposit products are savings accounts, NOW accounts, money market deposit accounts, certificates of deposit and checking accounts. Its primary lending products are single-family residential loans, secured consumer loans, and secured loans to businesses. In addition to these traditional banking services, the Company also provides annuities, mutual funds and trust services.

        A significant portion of the Company’s loan portfolio consists of single-family residential loans in its market area. Although the Company has a diversified loan portfolio, a substantial portion of its debtor’s ability to honor their contracts is dependent on the economic sector in which the Company operates. While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for loan losses and foreclosed assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and foreclosed assets may change materially in the near future.

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

     Trading Securities

       Debt and equity securities held principally for resale in the near term are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2001, 2000 or 1999.

     Available-For-Sale Securities

        Available-for-sale securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities are reported as a net amount as a separate component of shareholders’ equity until realized. These net unrealized holding gains and losses are the sole component of accumulated other comprehensive income (loss).

     Loans Held For Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

     Allowance For Loan Losses

        The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and leases that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific impaired loans. Loans considered uncollectible are charged to the allowance. Recoveries on loans previously charged off are added to the allowance.

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting payments when due. The significance of payment delays and/or shortfalls, is determined on a case by case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on all loans on a loan by loan basis.

       Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

     Leases

       Financing of equipment and automobiles is provided to customers under lease arrangements accounted for as direct financing leases. Income earned is based on a constant periodic return on the net investment in the lease.

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

     Loan Servicing and Loan Servicing Rights

       The Company services real estate loans for investors in the secondary mortgage market, which are not included in the balance sheet. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. For purposes of measuring impairment, the rights are stratified based on the present dominant risk characteristics of the underlying loans, stated term of the loan and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds its fair value. Fair values are estimated using discounted cash flows based on a current market interest rate.

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

       Deposit liabilities: The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows. For certificates of deposit, the discount rates used reflect the Company’s current market pricing. The discount rates used for nonmaturity deposits are the current book rate of the deposits.

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

     Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.

       For the years ended December 31, 2001, 2000, and 1999, the Company paid interest in cash on interest-bearing liabilities of $20,860,286, $20,465,322 and $15,272,903, respectively. For the years ended December 31, 2001, 2000, and 1999, the Company paid cash for income taxes of $1,210,000, $391,000 and $725,500, respectively.

       Transfers from loans to foreclosed assets held for sale amounted to $621,846, $374,199 and $482,201 in 2001, 2000, and 1999, respectively. Noncash investing activities also included transferring $6,331,825, $13,393,655 and $3,603,841 from loans to loans available-for-sale in 2001, 2000 and 1999, respectively. Noncash investing activities also included transferring $8,329,179 from loans available-for-sale to held- to-maturity securities in 2000.

     Other Comprehensive Income (Loss)

       The components of other comprehensive income (loss) and related tax effects are as follows:

                                                2001          2000             1999

Unrealized holding gains (losses) on
available-for-sale securities                   $555,025     $5,114,257     $(7,282,815)

Less reclassification adjustment for
gains realized in income                        (458,980)       (41,109)         (1,400)

Net unrealized gains (losses)                     96,045      5,073,148      (7,284,215)

Tax effect                                       (32,656)    (1,724,870)      2,476,634

Net of tax amount                               $ 63,389     $3,348,278     $(4,807,581)
2. Restatement

        The accompanying financial statements for 2000 and 1999 have been restated to correct an error in accounting for student loans and related interest income from 1992 through 2000. The effect of the restatement was as follows:

                                                                        2000                             1999
                                                                 AS                                AS
                                                             PREVIOUSLY           AS           PREVIOUSLY            AS
                                                              REPORTED          RESTATED        REPORTED          RESTATED

         BALANCE SHEET:
             Loans available for sale                      $10,318,792        $9,953,958
             Accrued interest receivable                     3,885,291         3,546,504
             Other assets                                    3,659,198         3,696,002

             Noninterest-bearing deposits                   47,500,335        47,185,597

             Retained earnings                              29,963,134        29,658,785       $28,126,918      $27,842,231

         STATEMENT OF INCOME:
             Interest income                                35,115,572        35,085,780        28,566,085       28,541,051
             Income  before  provision  for  income
                taxes                                        3,794,811         3,765,019         4,717,615        4,692,581
             Provision for income taxes                        592,520           582,391           903,400          894,888
             Net income                                      3,202,291         3,182,628         3,814,215        3,797,693

         Per share data:
             Net income - basic                                  $1.78             $1.76             $2.13            $2.12
             Net income - diluted                                $1.77             $1.76             $2.12            $2.12

       Retained earnings at January 1, 1999 has been reduced by $268,164 to correct the effect of the misstatement through December 31, 1998.

3. RESTRICTED CASH

       The Company is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2001 and 2000 were $5,664,000 and $4,731,000, respectively.

       Deposits with any one financial institution are insured up to $100,000. The Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

4.INVESTMENT SECURITIES

       Amortized cost and fair value of investment securities at December 31, 2001 and 2000, are as follows (in thousands):

                                                                                       2001
                                                                               GROSS             GROSS
                                                          AMORTIZED         UNREALIZED         UNREALIZED        FAIR
                                                             COST              GAINS             LOSSES          VALUE
                                                             ----              -----             ------          -----

      Held to maturity securities,
         U.S. government agencies and
             corporations                                    $14,995                               $ 216        $14,779
         Mortgage-backed securities                            6,645              $27                 44          6,628
                                                            --------            -----              -----       --------

             Total held-to-maturity securities               $21,640              $27               $260        $21,470
                                                            ========            =====              =====       ========
      Available-for-sale securities:
         U.S. government agencies and
             corporations                                   $104,921              $95             $1,781       $103,235
         Obligations of states and political
             subdivisions                                     11,750               72                212         11,610
         Corporate bonds                                       1,000                                              1,000
         Mortgage-backed securities                           12,796               17                109         12,704
                                                            --------            -----              -----       --------

             Total debt                                      130,467              184              2,102        128,549

         Equity securities:
             Restricted                                        3,500                                              3,500
             Other                                               279               24                 18            285
                                                            --------            -----              -----       --------

                           Total                            $134,246             $208             $2,120       $132,334
                                                            ========            =====              =====       ========

                                                                                        2000
                                                          ---------------------------------------------------------------
                                                                               GROSS             GROSS
                                                          AMORTIZED         UNREALIZED         UNREALIZED        FAIR
                                                             COST              GAINS             LOSSES          VALUE
                                                             ----              -----             ------          -----

      Held to maturity securities,
         Mortgage-backed securities                        $ 7,879              $ 4               $ 93         $ 7,790
                                                           -------              ---               ----         -------

      Available-for-sale securities:
         U.S. government agencies and
             corporations                                  $83,295              $94             $1,876         $81,513
         Obligations of states and political
             subdivisions                                   17,744               76                290          17,530
         Mortgage-backed securities                          7,275                1                122           7,154
                                                           -------              ---               ----         -------

                  Total debt securities                    108,314              171              2,288         106,197

         Equity securities:
             Restricted                                      5,293                                               5,293
             Other                                             279              201                 93             387
                                                           -------              ---               ----         -------

                           Total                          $113,886             $372             $2,381        $111,877
                                                           =======              ===              =====        ========

       There are no significant concentrations of investments (greater than 10 percent of shareholders’ equity) in any individual security issuer other than securities of the United States government and agencies.

       Most of the Company’s debt and equity securities are pledged to secure trust funds, public deposits, short-term borrowings, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. U.S. government securities pledged on repurchase agreements are under the Company’s control.

       The amortized cost and fair value of debt securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                                                                             AMORTIZED            FAIR
                                                                                               COST              VALUE
                                                                                               ----              -----
                                                                                                   (IN THOUSANDS)

         Held-to-maturity securities,
             Due after ten years                                                              $14,995           $14,779

             Mortgage-backed securities                                                         6,645             6,628
                                                                                              -------           -------

                Total held-to-maturity securities                                             $21,640           $21,407
                                                                                              =======           =======

         Available-for-sale securities:
             Due in one year or less                                                           $  200            $  201
             Due after one year through five years                                             33,975            33,498
             Due after five years through ten years                                            47,159            46,313
             Due after ten years                                                               36,337            35,833
                                                                                              -------           -------

                Total                                                                         117,671           115,845

             Mortgage-backed securities                                                        12,796            12,704

             Equity securities                                                                  3,779             3,785
                                                                                              -------           -------

                        Total available-for-sale securities                                  $134,246          $132,334
                                                                                              =======           =======

       Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

                                                                                      2001           2000          1999
                                                                                      ----           ----          ----

         Gross realized gains                                                       $458,980       $41,109        $1,400
         Gross realized losses                                                             -             -             -

5. LOANS AND LEASES

       The major classifications of loans and leases at December 31, 2001 and 2000 are summarized as follows:

                                                                                              2001                  2000
                                                                                              ----                  ----

         Real estate                                                                      $96,740,226          $109,942,570
         Consumer                                                                          67,782,196            66,441,389
         Commercial                                                                       179,043,816           146,610,685
         Direct financing leases                                                            9,961,967            12,733,075
         Real estate construction                                                           5,446,870             2,971,504
                                                                                         ------------          ------------

                        Total                                                             358,975,075           338,699,223

         Less:
             Unearned income                                                                1,256,818             1,833,968
             Allowance for loan losses                                                      3,741,933             3,264,280
                                                                                         ------------          ------------

                           Loans and leases, net                                         $353,976,324          $333,600,975
                                                                                         ============          ============

       The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5 percent of total assets at December 31, 2001 or 2000.

       Net unearned loan fees and costs of $459,193 and $173,563 have been deducted from the carrying value of loans at December 31, 2001 and 2000, respectively.

      Impaired loans information is as follows:

                                                                                                 2001              2000
                                                                                                 ----              ----
      At December 31:
         Accruing loans that are contractually past due 90 days
             or more as to principal or interest                                             $5,397,970        $1,492,626
         Amount of impaired loans that have a related allowance                                 679,314           708,304
         Amount of impaired loans with no related allowance                                   4,718,656           784,322
         Allowance for impaired loans                                                           418,350           422,956

      During the year ended December 31:
         Average investment in impaired loans                                                 4,747,812         3,160,740
         Interest income recognized on impaired loans
             (cash basis)                                                                             -                 -
         Principal collected on impaired loans                                                1,117,964            68,724

    Changes in the allowance for loan losses are as follows:

                                                                            2001                2000               1999
                                                                            ----                ----               ----

         Balance, beginning                                              $3,264,280          $3,172,375         $3,007,713
         Recoveries                                                         213,639              84,649            115,623
         Provision for loan losses                                        2,474,637           1,158,260            530,000
         Losses charged to allowance                                     (2,210,623)         (1,151,004)          (480,961)
                                                                         -----------         -----------        -----------

         Balance, ending                                                 $3,741,933          $3,264,280         $3,172,375
                                                                         ===========         ===========        ===========

       For federal income tax purposes, the allowance for loan losses is $315,958 at December 31, 2001, 2000, and 1999. The amounts deducted for loan losses in the federal income tax returns were $1,817,574 in 2001, $1,066,355 in 2000 and $365,338 in 1999. These amounts were the maximum allowable deduction.

       The Company services real estate loans, which are not included in the accompanying balance sheet, for investors in the secondary mortgage market. The approximate amount of mortgages serviced amounted to $53,000,000 at December 31, 2001 and $42,631,000 at December 31, 2000. Mortgage servicing rights were $327,690 at December 31, 2001 and $252,298 at December 31, 2000 and are included in other assets. Amortization of mortgage servicing rights was $42,046 in 2001.

6. BANK PREMISES AND EQUIPMENT

       Components of bank premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                                                                 2001                2000
                                                                                                 ----                ----

         Land                                                                                $1,054,330          $1,054,330
         Bank premises                                                                        7,738,710           7,637,808
         Furniture, fixtures and equipment                                                    6,646,382           6,719,831
         Leasehold improvements                                                               2,140,454           1,493,660
                                                                                              ---------           ---------
                Total                                                                        17,579,876          16,905,629

         Less accumulated depreciation and amortization                                       6,066,722           5,515,150
                                                                                              ---------           ---------

                              Premises and equipment, net                                   $11,513,154         $11,390,479
                                                                                            ===========         ===========

       The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville and Clarks Summit branches under the terms of operating leases. Rental expense was $321,782 for 2001, $287,971 for 2000 and $223,281 for 1999. The future minimum rental payments at December 31, 2001 under these leases are as follows:

                YEAR                                                                              AMOUNT
                ----                                                                              ------

                2002                                                                            $ 320,946
                2003                                                                              298,967
                2004                                                                              262,846
                2005                                                                              260,500
                2006 and thereafter                                                             1,262,828
                                                                                                ---------

                        Total                                                                  $2,406,087
                                                                                               ==========

       Amortization of leasehold improvements is included in depreciation expense.

7. DEPOSITS

       At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

             2002                                                                          $136,496,006
             2003                                                                            62,938,068
             2004                                                                            58,296,603
             2005                                                                            15,790,178
             2006 and thereafter                                                              3,602,398
                                                                                           ------------
                                                                                           $277,123,253
                                                                                           ============

8. SHORT-TERM BORROWINGS

       Short-term borrowings are as follows at December 31:

                                                                                                2001                2000
                                                                                                ----                ----

         Securities sold under repurchase agreements                                        $54,258,326         $35,987,446
         Demand note, U.S. Treasury                                                             222,662           1,087,275
         Line of credit, FHLB                                                                         -          10,950,000
                                                                                           -------------       -------------
                    Total                                                                   $54,480,988         $48,024,721
                                                                                           =============       =============

       The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2001 and 2000 are as follows:

                                                              MAXIMUM                          WEIGHTED
                                                            OUTSTANDING                        AVERAGE
                                                               AT ANY         AVERAGE       RATE DURING        RATE AT
                        2001                                 MONTH END      OUTSTANDING       THE YEAR         YEAR END
                        ----                                 ---------      -----------       --------         --------

         Line of credit, FHLB                              $12,250,000       $2,611,918         6.00%            0.00%
         Securities sold under repurchase
             agreements                                     54,258,326       40,969,993         3.68%            3.02%
         Demand note, U. S. Treasury                         1,118,424          706,515         4.02%            1.41%
                                                           -----------       ----------

                    Total                                  $66,726,750      $44,288,426
                                                           ===========      ===========

                                                              MAXIMUM                          WEIGHTED
                                                            OUTSTANDING                        AVERAGE
                                                               AT ANY         AVERAGE       RATE DURING        RATE AT
                        2001                                 MONTH END      OUTSTANDING       THE YEAR         YEAR END
                        ----                                 ---------      -----------       --------         --------

         Line of credit, FHLB                              $28,450,000      $15,586,148         6.59%            6.63%
         Securities sold under repurchase
             Agreements                                     39,800,700       34,149,033         5.61%            5.68%
         Demand note, U. S. Treasury                         1,144,407          668,166         6.38%            5.74%
                                                           -----------       ----------

                    Total                                  $69,395,107      $50,403,347
                                                           ===========      ===========

       At December 31, 2001, the Company has a $47,000,000 line of credit with the FHLB, which is secured by certain mortgage loans, and expires March 4, 2002. There were no borrowings at December 31, 2001. Borrowings were $10,950,000 at December 31, 2000.

       Securities sold under agreements to repurchase (repurchase agreements) are secured short-term borrowings, and generally mature within 1 to 89 days from the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying securities is approximately $54,300,000 and $36,000,000 at December 31, 2001 and 2000, respectively. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

       At December 31, 2001, the Company has $47,717,000 available to borrow from the Federal Home Loan Bank of Pittsburgh and approximately $29,250,000 that it can borrow at the Discount Window from the Federal Reserve Bank of Philadelphia. There were no borrowings on these lines at December 31, 2001 or 2000.

9. LONG-TERM DEBT

       Long-term debt consists of advances from the FHLB with interest rates ranging from 4.69% to 6.22% at December 31, 2001. These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, U.S. Treasury notes and certain residential mortgages.

       At December 31, 2001, the maturities of long-term debt are as follows:

              YEAR ENDING DECEMBER 31
              -----------------------

             2004, 5.92% interest                                                                 $5,000,000
             2008, 4.69% interest                                                                 10,000,000
             2010, 4.85% interest to 6.22% interest                                               48,000,000
                                                                                                  ----------
                                                                                                 $63,000,000
                                                                                                 ===========
10. STOCK PLANS

       At December 31, 2001, the Company has reserved 86,344 shares of its unissued capital stock for issuance under a dividend reinvestment plan. Shares issued under this plan are valued at fair value as of the dividend payment date.

       The Company has established the 1998 Independent Directors Stock Option Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 1998 Independent Directors Stock Option Plan, each outside director will be awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant. 4,500 stock options with a ten-year life were awarded in 2001, 2000 and 1999.

       The Company has established the 1998 Stock Incentive Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 1998 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified options to purchase the Company’s common stock at the fair market value on the date of grant. 2,900, 3,400 and 3,000 qualified stock options with a ten-year life were awarded in 2001, 2000 and 1999, respectively.

       The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plans. Accordingly, no compensation expense has been recognized for the Option Plans. Had compensation cost for the Option Plans been determined based on fair values at the grant date for awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

         December 31, 2001                                                          AS REPORTED              PRO FORMA
                                                                                    -----------              ---------
             Net income (in thousands)                                                 $3,848                  $3,834
             Earnings per share - Basic                                                  2.12                    2.12
                                        - Diluted                                        2.12                    2.11

         December 31, 2000

             Net income, restated  (in thousands)                                      $3,183                  $3,168
             Earnings per share - Basic                                                  1.76                   1.76
                                        - Diluted                                        1.76                   1.75

         December 31, 1999

             Net income, restated  (in thousands)                                      $3,798                  $3,774
             Earnings per share - Basic                                                  2.12                   2.11
                                        - Diluted                                        2.12                   2.10

       For purposes of the pro forma calculations, the fair value of each option is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants issued in 2001, 2000 and 1999:

                                                                                       2001           2000            1999
                                                                                       ----           ----            ----

         Dividend yield                                                                3.33%          2.89%           2.48%
         Expected volatility                                                           6.24%          6.26%           6.85%
         Risk-free interest rate                                                       3.52%          4.34%           5.50%
         Expected lives                                                              5 years        5 years         5 years

       A summary of the status of the Company’s option plans as of December 31, 2001, 2000, and 1999, and changes during the year ended is presented below:

                                                                                                  WEIGHTED AVERAGE
                                                                               SHARES              EXERCISE PRICE
                                                                               ------              --------------

         Outstanding, December 31, 1998                                             -
         Granted                                                                7,500                  $31.00
         Exercised                                                                  -
         Forfeited                                                                  -                       -
                                                                               -------                 -------

         Outstanding, December 31, 1999                                         7,500                   31.00
         Granted                                                                7,900                   35.12
         Exercised                                                               (500)                  31.00
         Forfeited                                                               (500)                  35.12
                                                                               -------                 -------

         Outstanding, December 31, 2000                                        14,400                   33.12
         Granted                                                                7,400                   36.50
         Exercised                                                             (1,500)                  34.21
         Forfeited                                                             (1,000)                  33.06
                                                                               -------                 -------

         Outstanding, December 31, 2001                                        19,300                  $34.33
                                                                               =======                 =======
11. INCOME TAXES

       The following temporary differences gave rise to the deferred tax asset at December 31:

                                                                                                2001                2000
                                                                                                ----                ----
         Deferred tax assets:
             Provision for loan losses                                                      $1,225,831           $1,002,429
             Deferred compensation                                                             104,384              104,973
             Unrealized gain on available-for-sale securities                                  650,143              682,800
             Other                                                                              25,683                8,160
                                                                                            -----------          -----------

                       Total                                                                 2,006,041            1,798,362
                                                                                            -----------          -----------

         Deferred tax liabilities:
             Leasing                                                                          (802,955)            (682,212)
             Depreciation                                                                     (433,207)            (423,279)
             Loan fees and costs                                                              (174,028)            (186,259)
             Other                                                                             (97,916)             (32,136)
                                                                                            -----------          -----------

                       Total                                                                (1,508,106)          (1,323,886)
                                                                                            -----------          -----------
                                 Deferred tax asset, net                                    $  497,935           $  474,476
                                                                                            ===========          ===========

       The provision for income taxes is as follows:

                                                                                 2001             2000             1999
                                                                                 ----             ----             ----

             Current                                                          $961,982          $108,563        $636,597
             Deferred                                                          (56,116)          473,828         258,291
                                                                              ---------         ---------       ---------
                       Total provision                                        $905,866          $582,391        $894,888
                                                                              =========         =========       =========

       A reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

                                                                            2001                2000                1999
                                                                            ----                ----                ----

         Expected provision at the statutory rate                       $1,616,360          $1,280,107          $1,595,477
         Tax-exempt income                                                (562,055)           (661,374)           (660,622)
         Nondeductible interest expense                                     73,125              97,780              95,891
         Other nondeductible expenses                                       14,264              40,132               2,968
         Low income housing tax credits                                   (112,738)           (122,628)            (73,910)
         Other, net                                                       (123,090)            (51,626)            (64,916)
                                                                        -----------         -----------         -----------
                Actual provision for income taxes                       $  905,866          $  582,391          $  894,888
                                                                        ===========         ===========         ===========
12. RETIREMENT PLAN

       The Company has a defined contribution 401(k) plan covering substantially all employees of the Company. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the Plan were $211,518 in 2001, $236,564 in 2000 and $212,898 in 1999.

13. FINANCIAL INSTRUMENTS

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

       The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 2001 follows:

                                                                      NOTIONAL
                                                                       AMOUNT
                                                                       ------
             Commitments to extend credit                          $98,763,324
             Standby letters of credit                               5,832,788

       Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company on extension of credit, is based on management’s credit assessment of the customer.

       Standby letters of credit written are conditional commitments issued by the Company guaranteeing performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       The Company has not incurred any losses on its commitments in 2001, 2000 or 1999.

       The carrying or notional amount and estimated fair values of the Company’s financial instruments were as follows at December 31, 2001 and 2000:

                                                                          2001                            2000
                                                              CARRYING                          CARRYING
                                                            OR NOTIONAL        ESTIMATED      OR NOTIONAL        ESTIMATED
                                                               AMOUNT          FAIR VALUE        AMOUNT         FAIR VALUE
                                                               ------          ----------        ------         ----------
                                                                   (IN THOUSANDS)                   (IN THOUSANDS)
         Financial assets:
             Cash and cash equivalents                         $25,645          $25,645         $ 8,779           $ 8,779
             Held-to-maturity securities                        21,640           21,407           7,879             7,790
             Available-for-sale securities                     132,334          132,334         111,877           111,877
             Loans and leases                                  357,718          359,739         336,865           339,664
             Loans available-for-sale                           16,150           16,418           9,954            10,061
             Accrued interest                                    3,268            3,268           3,547             3,547

         Financial liabilities:
             Deposit liabilities                              $407,779         $410,065        $339,310          $340,011
             Accrued interest                                    2,454            2,454           2,764             2,764
             Short-term borrowings                              54,481           54,481          48,025            48,095
             Long-term debt                                     63,000           62,497          63,000            63,271

         Off-balance sheet liabilities:
             Commitments to extend credit                      $98,763          $98,763         $78,705          $ 78,705
             Standby letters of credit                           5,833            5,833           3,663             3,663
14. EARNINGS PER SHARE

       Earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding after giving effect to the assumed exercise of stock options. Prior year amounts have been restated to reflect the 2001 stock split.

       The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001, 2000 and 1999.

                                                                         INCOME           COMMON SHARES
                                                                        NUMERATOR           DENOMINATOR             EPS

      2001

         Basic EPS                                                      $3,848,136          1,811,391             $2.12

      Dilutive effect of potential common stock

         Stock options:
             Exercise of options outstanding                                                   19,300
             Hypothetical share repurchase at $37.75                                          (17,554)
                                                                        ----------          ---------
                 Diluted EPS                                            $3,848,136          1,813,137             $2.12
                                                                        ==========          =========             =====

                                                                         INCOME           COMMON SHARES
                                                                        NUMERATOR           DENOMINATOR             EPS

      2000

         Basic EPS                                                      $3,182,628          1,803,674             $1.76
                                                                                                                  -----

      Dilutive effect of potential common stock

         Stock options:
             Exercise of options outstanding                                                   14,400
             Hypothetical share repurchase at $35.13                                          (12,761)
                                                                        ----------          ---------
                Diluted EPS                                             $3,182,628          1,805,313             $1.76
                                                                        ==========          =========             =====

                                                                         INCOME           COMMON SHARES
                                                                        NUMERATOR           DENOMINATOR             EPS

      1999

         Basic and Diluted EPS                                          $3,797,693          1,792,232             $2.12
                                                                        ==========          =========             =====

15. REGULATORY MATTERS

       The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

       To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Company’s actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2001, 2000 or 1999.

                                                                                                      To Be Well Capitalized
                                                                               For Capital           Under Prompt Corrective
                                                     Actual                Adequacy Purposes:           Action Provisions:
                                           --------------------------- ---------------------------- ---------------------------
                                                Amount        Ratio         Amount         Ratio        Amount         Ratio
                                                ------        -----         ------         -----        ------         -----

      As of December 31, 2001:
         Total Capital
             (to Risk Weighted Assets)          $45,146,000   12.5%        >$28,846,000      >8.0%     >$36,058,000     >10.0%
                                                                           -                 -         -                -
         Tier I Capital
             (to Risk Weighted Assets)          $41,402,000   11.5%        >$14,423,000      >4.0%     >$21,635,000      >6.0%
                                                                           -                 -         -                 -
         Tier I Capital
             (to Average Assets)                $41,402,000    7.8%        >$21,349,000      >4.0%     >$26,687,000      >5.0%
                                                                           -                 -         -                 -
      As of December 31, 2000:
         Total Capital
             (to Risk Weighted Assets)          $41,829,000   13.2%        >$25,414,000      >8.0%     >$31,767,000     >10.0%
                                                                           -                 -         -                -
         Tier I Capital
             (to Risk Weighted Assets)          $38,515,000   12.1%        >$12,707,000      >4.0%     >$19,060,000      >6.0%
                                                                           -                 -         -                 -
         Tier I Capital
             (to Average Assets)                $38,515,000    8.1%        >$18,940,000      >4.0%     >$23,675,000      >5.0%
                                                                           -                 -         -                 -

       The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $33,000,000 at December 31, 2001. However, such dividends are limited due to the capital requirements discussed above.

16. RELATED PARTY TRANSACTIONS

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

                                                                             2001               2000                1999
                                                                             ----               ----                ----

         Balance, beginning                                               $6,975,141         $4,125,035          $4,337,908
         Additions                                                         1,731,695          6,821,466           1,981,163
         Collections                                                      (2,922,578)        (3,971,360)         (2,194,036)
                                                                          ----------         ----------          ----------
         Balance, ending                                                  $5,784,258         $6,975,141          $4,125,035
                                                                          ==========         ==========          ==========

       Aggregate loans to directors and associates exceeding 2.5% of shareholders' equity included in the table above are as follows:

                                                                            2001                2000               1999
                                                                            ----                ----               ----

         Number of persons                                                    2                   2                  1

         Balance, beginning                                              $4,848,966          $1,871,358         $2,447,527
         Additions                                                          128,851           5,510,253            689,343
         Collections                                                       (603,180)         (2,755,754)          (375,165)
         Prior loan balance now above threshold                                                 223,109
         Adjustment for loans no longer
             exceeding 2.5% of shareholders' equity                               -                   -           (890,347)
                                                                         ----------          ----------         ----------
         Balance, ending                                                 $4,374,637          $4,848,966         $1,871,358
                                                                         ==========          ==========         ==========
17. COMMITMENTS

       The Bank plans to open a branch in Eynon, Pennsylvania. Costs are estimated to be $250,000 and will be funded internally.

       The Bank will install a new core processing system in 2002. The cost will approximate $1,300,000 and will be funded internally.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following is a summary of quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

                                                       FIRST          SECOND           THIRD          FOURTH
                     2001                             QUARTER        QUARTER          QUARTER        QUARTER          TOTAL
                     ----                             -------        -------          -------        -------          -----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Interest income                                 $9,169         $9,259           $9,264         $8,688         $36,380
      Interest expense                                (5,398)        (5,146)          (5,146)        (5,164)        (20,854)
                                                      ------         ------           ------         ------         -------

      Net interest income                              3,771          4,113            4,118          3,524          15,526
      Provision for loan losses                         (328)          (276)            (570)        (1,301)         (2,475)
      Other income                                       865            830              857          1,150           3,702
      Other expenses                                  (2,931)        (3,177)          (3,230)        (2,661)        (11,999)
                                                      ------         ------           ------         ------         -------

      Income before provision for
         income taxes                                  1,377          1,490            1,175            712           4,754
      Provision for income taxes                        (294)          (350)            (251)           (11)           (906)
                                                        ----           ----             ----            ---            ----

      Net income                                      $1,803         $1,140           $  924         $  701          $3,848
                                                      ======         ======           ======         ======          ======

      Net income per share                              $.60           $.62             $.51           $.39           $2.12
                                                        ====           ====             ====           ====           =====

                                                       FIRST          SECOND           THIRD          FOURTH
                     2000                             QUARTER        QUARTER          QUARTER        QUARTER          TOTAL
                     ----                             -------        -------          -------        -------          -----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Interest income                                 $8,072         $8,577           $9,172         $9,265         $35,086
      Interest expense                                (4,667)        (5,142)          (5,797)        (5,862)        (21,468)
                                                      ------         ------           ------         ------         -------

      Net interest income                              3,405          3,435            3,375          3,403          13,618
      Provision for loan losses                         (106)          (137)            (138)          (777)         (1,158)
      Other income                                       622            715              888            715           2,940
      Other expenses                                  (2,875)        (3,002)          (2,914)        (2,844)        (11,635)
                                                      ------         ------           ------         ------         -------

      Income before provision for
         income taxes                                  1,046          1,011            1,211            497           3,765
      Provision for income taxes                        (184)          (174)            (267)            43            (582)
                                                      ------         ------           ------         ------         -------

      Net income                                      $  862         $  837           $  944         $  540          $3,183
                                                      ======         ======           ======         ======          ======

      Net income per share                             $ .48          $ .46            $ .52          $ .30          $ 1.76
                                                      ======         ======           ======         ======          ======

                                                       FIRST          SECOND           THIRD          FOURTH
                     1999                             QUARTER        QUARTER          QUARTER        QUARTER          TOTAL
                     ----                             -------        -------          -------        -------          -----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Interest income                                 $6,207         $6,877           $7,554         $7,903         $28,541
      Interest expense                                (3,235)        (3,670)          (4,072)        (4,399)        (15,376)
                                                      ------         ------           ------         ------         -------

      Net interest income                              2,972          3,207            3,482          3,504          13,165
      Provision for loan losses                         (180)          (140)             (85)          (125)           (530)
      Other income                                       480            556              584            536           2,156
      Other expenses                                  (2,254)        (2,466)          (2,665)        (2,713)        (10,098)
                                                      ------         ------           ------         ------         -------

      Income before provision for
         income taxes                                  1,018          1,157            1,316          1,202           4,693
      Provision for income taxes                        (218)          (259)            (301)          (117)           (895)
                                                      ------         ------           ------         ------         -------

      Net income                                      $  800         $  898           $1,015         $1,085          $3,798
                                                      ======         ======           ======         ======          ======

      Net income per share                             $ .45           $.50            $. 57          $ .60          $ 2.12
                                                      ======         ======           ======         ======          ======
19. RECENT ACCOUNTING PRONOUNCEMENTS

       In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securities and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of the Statement 125‘s provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The 2001 adoption of this statement had no impact on the Company’s financial condition, equity, results of operations or disclosure.

       In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations”, and FASB Statement 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001.

       In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17,

“Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entries with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statement at that date. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 142.

20. PARENT COMPANY ONLY

       The following is condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

                                                          CONDENSED BALANCE SHEET
                                                                                                          DECEMBER 31,
                                                                                                       2001          2000
                                                                                                       ----          ----

        ASSETS:
          Cash                                                                                        $   1         $   1
          Investment in subsidiary                                                                   40,141        37,160
          Other                                                                                          30            54
                                                                                                     ------        ------
                    Total                                                                           $40,172       $37,215
                                                                                                     ======        ======
        LIABILITIES AND SHAREHOLDERS' EQUITY:
          Liabilities                                                                                 $   -         $   -
          Shareholders' equity                                                                       40,172        37,215
                                                                                                     ------        ------
                    Total                                                                           $40,172       $37,215
                                                                                                     ======        ======

                                                          CONDENSED INCOME STATEMENT
                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                                         2001         2000
                                                                                                         ----         ----

         INCOME:
             Equity in undistributed earnings of subsidiary                                             $2,918       $1,969
             Dividends from subsidiary                                                                   1,056        1,396
                                                                                                        ------       ------
                       Total income                                                                      3,974        3,365

         OPERATING EXPENSES                                                                                191          238
                                                                                                        ------       ------

         INCOME BEFORE TAXES                                                                             3,783        3,127

         CREDIT FOR INCOME TAXES                                                                            65           55
                                                                                                        ------       ------

         NET INCOME                                                                                     $3,848       $3,182
                                                                                                        ======       ======

                                            CONDENSED STATEMENT OF CASH FLOWS

                                                                                                          YEARS ENDED
                                                                                                          DECEMBER 31,
                                                                                                     2001             2000
                                                                                                     ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                  $ 3,848          $ 3,182
      Adjustments to reconcile net income to net cash
         provided by operations:
             Equity in earnings of subsidiary                                                      (3,974)          (3,365)
             Deferred income taxes                                                                      2               (8)
             Net change in other assets                                                                23              (47)
                                                                                                  --------         --------

                Net cash provided by operating activities                                            (101)            (238)
                                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES,
      Dividends received from subsidiary                                                            1,056            1,396
                                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends paid, net of dividend reinvestment                                                 (1,006)          (1,173)
      Exercise of stock options                                                                        51               16
      Proceeds from borrowings                                                                          -              155
      Repayment of borrowings                                                                           -             (155)
                                                                                                  --------         --------

                Net cash used in financing activities                                                (955)          (1,157)
                                                                                                  --------         --------

                       Net increase in cash                                                             -                1

CASH, BEGINNING                                                                                         1                -
                                                                                                  --------         --------
CASH, ENDING                                                                                      $     1          $     1
                                                                                                  ========         ========

9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

10 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required under Item 401 of Regulation S-K is incorporated by reference herein, to the section, “Board of Directors and Management”, subsections “Information as to Directors and Nominees”, “Family Relationships”, “Executive Officers of the Company”, and “Executive Officers of the Bank”, contained within the Company’s 2002 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and shareholders owning in excess of 10% of the Company’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission (the SEC). SEC regulations require that these reporting persons furnish the Company with copies of all Section 16(a) forms which they file. Based on a review of copies of such reports received by it, and on written statements of the reporting persons, the Company believes that the reporting persons complied with all such Section 16(a) filing requirements in a timely fashion.

11 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein, to the section titled “Executive Compensation”, and the section titled “Board of Directors and Management”, subsection “Compensation of Directors”, contained within the Company’s 2002 Proxy Statement.

12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference herein, to the section titled “Beneficial Ownership of the Company’s Common Stock by Significant Shareholders, Directors and Executive Officers”, contained within the Company’s 2002 Proxy Statement.

13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data”and is incorporated by reference herein to the section titled “Certain Business Relationships and Transactions with Management”, contained within the Company’s 2002 Proxy Statement.

PART IV

14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)Financial Statements - The following financial statements are included by reference in Part II, item 8 hereof:

  Report of Independent Certified Public Accountants.
  Balance Sheet.
  Statement of Income.
  Statement of Changes in Shareholder Equity.
  Statement of Cash Flows.
  Notes to Financial Statements.

      (2)Financial Statement Schedules

      Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

      (3)Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

      3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333- 90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

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

      10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

      10.5 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333- 64356 on Form S-8 filed with the SEC on July 2, 2001.

      10.6 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

      10.7 Form of Employment Agreement with Joseph J. Earyes. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.

      11 Statement regarding computation of earnings per share.Included herein in Note 14 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

      12 Statement regarding computation of ratios. Included herein in section 6, "Selected Financial Data".

      21 Subsidiaries of the Registrant.

      23 Consent of Independent Auditors.

             (b) No Current Report on Form 8-K was filed by the Company during the fourth quarter of the fiscal year ended December 31, 2001.
             (c) The exhibits required to be filed by this item are listed under Item 14(a)3, above.
             (d) NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FIDELITY D&D BANCORP, INC.
                                                     (Registrant)

                                                           By:___________________________
                                                              Michael F. Marranca,
                                                              Chairman of the Board of Directors and President
                                                              Date: March 28, 2002

                                                           By:___________________________
                                                              Joseph J. Earyes,
                                                              Executive Vice President and Chief Executive Officer
                                                              Date: March 28, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                   DATE
                                                                   ----

By:_________________________________                          March 28, 2002
   Michael F. Marranca, Chairman of
   the Board of Directors and President

By:_________________________________                          March 28, 2002
   Joseph J. Earyes, Executive Vice President
   and Chief Executive Officer

By:_________________________________                          March 28, 2002
   Robert P. Farrell, Treasurer
  (Principal Financial and Accounting Officer)

By:_________________________________                          March 28, 2002
   Samuel C. Cali, Director and Chairman Emeritus

By:_________________________________                          March 28, 2002
   John F. Glinsky, Jr., Secretary of the
   Board of Directors and Director

By:_________________________________                          March 28, 2002
   Patrick J. Dempsey, Vice Chairman of the
   Board of Directors and Director

By:_________________________________                          March 28, 2002
   Paul A. Barrett, Director

By:_________________________________                          March 28, 2002
   John T. Cognetti, Director

By:_________________________________                          March 28, 2002
   Michael J. McDonald, Director

By:_________________________________                          March 28, 2002
   David L. Tressler, Director

By:_________________________________                          March 28, 2002
   Mary E. McDonald, Director

By:_________________________________                          March 28, 2002
   Brian J. Cali, Director

EXHIBIT INDEX

      3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333- 90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

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

      10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

      10.5 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333- 64356 on Form S-8 filed with the SEC on July 2, 2001.

      10.6 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

      10.7 Form of Employment Agreement with Joseph J. Earyes. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.

      11 Statement regarding computation of earnings per share.Included herein in Note 14 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

      12 Statement regarding computation of ratios. Included herein in section 6, "Selected Financial Data".

      21 Subsidiaries of the Registrant.

      23 Consent of Independent Auditors.

Exhibits

21 Subsidiaries of the Registrant.The Fidelity Deposit and Discount Bank, Blakely and Drinker Streets Dunmore, Pennsylvania. Incorporated in Pennsylvania December 13, 1902.

23 Consent of Independent Auditors.

We consent to the incorporation by reference in this Annual Report on Form 10-K for the year ended December 31, 2001, of Fidelity D & D Bancorp, Inc. of our report dated February 2, 2002, except for Note 2 as to which the date is March 18, 2002, included in the Registrant’s Annual Report to Shareholders.

Wilkes Barre, Pennsylvania                                 Parente Randolph, PC
March 28, 2002                                             Accountants & Consultants

Products & Services

Consumer Deposit Products
Personal Checking Accounts
Budget Checking Accounts
Senior Checking Accounts
Youth Checking and Savings Accounts
NOW Accounts
Money Market Accounts
Statement Savings Accounts
Fixed Rate or Variable Rate IRA Certificates of Deposit
Christmas and All Purpose Club Accounts
Certificates of Deposit

Consumer Electronic Services
Overdraft Protection
Fidelity at Work Program (Offered to businesses for their employees)
Direct Deposit Services MAC Services:
     The Fidelity Check Card
     MAC Card
The Fidelity Telephone Link
The Fidelity On-Line
Sweep Accounts Using
     Repurchase Agreements

Consumer Loan Products
Home Equity Line of Credit
Mortgage Loans
Installment Loans
Direct Auto Leasing
Student Loans
Preferred Lines of Credit
MasterCard/Visa
Special Home Buyer Programs

Business Loan Products
Commercial Loans
Equipment Loans & Leasing
Floor Plan Loans
Lines of Credit
Community Development Loans
Demand Loans
Commercial Mortgages
Participation Loans
Letters of Credit

Special Business Loan Programs
SBA Loan Programs
PENNCAP Loans
PEDFA Loans
EDCNP Loans

Investment Services*
Annuities
Trust (Personal/Corporate)
Estate Settlement Services
Mutual Funds
Term Life Insurance
Institutional Money Managers
Retirement Accounts:
  401K
  SEP
  SIMPLE
  IRAo

Additional Bank Services

Tax Exempt Bonds
Government Check Cashing Services
Acceptance of Utility Bills:
     Pennsylvania American Water
     Penn Fuel
Acceptance of County Real Estate Taxes
Acceptance of TT&L Payments for Businesses
Savings Bonds
Travelers Checks, Money Orders, Certified Checks and Cashier Checks
Wire Transfer Services
Safe Deposit Services
ACH Services
Direct Deposit Services

Business Deposit Products and Services
Business Checking with Account Analysis
NOW Accounts
Money Market Deposit Accounts
Savings Accounts
Certificates of Deposit
Sweep Accounts Using Repurchase Agreements
Fidelity at Work Program
Small Business Checking

Business Electronic Services

Fidelity Cash Manager
The Fidelity Telephone Link
The Fidelity On-Line
MasterCard/Visa (MAC) Merchant Processing
ACH Origination Processing

* Not FDIC insured. No Bank Guarantee. May Lose Value.