Form 10-Q
period 2002-03-31
FIDELITY D & D BANCORP INC
filed 2002-05-14
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2002

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

__X__ YES ___ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at May 9, 2002, the\ latest practicable date was 1,822,142.

FIDELITY D & D BANCORP, INC and SUBSIDIARY.
DUNMORE, PA 18512
FORM 10-Q MARCH 31, 2002
INDEX

PART I. FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----

ITEM 1. FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                                   3
               Consolidated Statement of Income for the three
                  months ended March 31, 2002 and 2001                                    4
               Consolidated Statement of Changes in Shareholders' Equity
                   for the three months ended March 31, 2002 and 2001                     5
                Consolidated Statement of Cash Flows for the three months
                  ended March 31, 2002 and 2001                                           6
               Notes to Consolidated Financial Statements                              7-10

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                    11- 22

ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk,
                        included in Item                                                 20

PART II.   OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                         22

ITEM 2.        Change in Securities and Use of Proceeds                                  22

ITEM 3.        Defaults upon Senior Securities                                           22

ITEM 4.        Submission of Matters to a Vote of Security Holder                        22

ITEM 5.        Other Information                                                         22

ITEM 6.        Exhibits and Reports on Form 8-K                                          23

Signature Page                                                                           24

Exhibit Index                                                                            25

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
As of Mach 31, 2002 and December 31, 2001

                                                               March 31, 2002      December 31, 2001
                                                                  (unaudited)              (audited)
                                                       ----------------------------------------------
ASSETS
Cash and due from banks                                           $13,651,659            $19,845,029
Interest bearing deposits with financial institutions               1,989,005              5,799,943
                                                       ----------------------------------------------
      Total cash and cash equivalents                              15,640,664             25,644,972

Federal funds sold                                                  2,380,000                      -
Held to maturity securities                                        30,268,746             21,640,254
Available for sale securities                                     118,132,128            132,333,734

Loans net of unearned income                                      356,439,264            357,718,257
Allowance for loan losses                                           3,844,643              3,741,933
                                                       ----------------------------------------------
      Net loans                                                   352,594,620            353,976,324

Loans available-for-sale                                           25,077,977             16,150,020
Bank premises and equipment                                        12,390,585             11,513,154
Accrued interest receivable                                         3,791,027              3,268,456
Foreclosed assets held for sale                                       264,836                688,041
Other assets                                                        3,743,348              3,814,883
                                                       ----------------------------------------------

      Total assets                                               $564,283,931           $569,029,838
                                                       ==============================================

LIABILITIES
Deposits
   NonInterest-bearing                                            $49,067,029            $53,301,605
   Cert. of deposit $100,000 or more                              136,085,056            132,679,995
   Other interest-bearing deposits                                224,418,250            221,797,128
                                                       ----------------------------------------------
      Total deposits                                              409,570,336            407,778,728

Accrued expenses and other liabilities                              3,925,727              3,597,892
Short-term borrowings                                              47,436,577             54,480,988
Long-term debt                                                     63,000,000             63,000,000
                                                       ----------------------------------------------
   Total liabilities                                              523,932,640            528,857,608
                                                       ----------------------------------------------

Shareholders' Equity:
   Preferred stock authorized 5,000,000 shares,
        no par value, none issued                                           -                      -
   Common stock authorized 10,000,000 shares,
        no par value                                                9,465,070              9,353,452
   Accumulated other comprehensive income/(loss)                  (1,908,899)            (1,262,046)
   Retained earnings                                               32,795,120             32,080,824
                                                       ----------------------------------------------
      Total shareholders' equity                                   40,351,291             40,172,230
                                                       ----------------------------------------------
                                                       ----------------------------------------------
      Total liabilities and shareholders' equity                 $564,283,931           $569,029,838
                                                       ==============================================

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
Three Months Ended March 31, 2002 and 2001

(unaudited)

                                                       Three Months Ended
                                                         March 31, 2002           March 31, 2001
Interest Income
   Interest and fees on loans:
         Taxable                                             $6,212,886               $6,851,183
         Nontaxable                                             161,446                  188,142
    Interest and fees on leases                                 150,527                  188,539
    Interest-bearing deposits with financial
                institutions                                      5,907                    8,447
    Investment securities:
         US Government agencies                               1,957,983                1,618,908
         States & political subdivisions (nontaxable)           132,469                  214,045
         Other securities                                        59,399                   98,415
    Federal funds sold                                           49,997                      961
                                                   ---------------------    ---------------------
       Total interest income                                  8,730,614                9,168,640
                                                   ---------------------    ---------------------
 Interest expense
    Certificates of deposit of $100,000 or more               1,431,342                1,599,446
    Other deposits                                            2,024,382                2,266,794
    Securities sold under repurchase agreements                 305,353                  487,286
    Other                                                       886,995                1,044,171
                                                   ---------------------    ---------------------
       Total interest expense                                 4,648,072                5,397,697
                                                   ---------------------    ---------------------
       Net interest income                                    4,082,542                3,770,943

 Provision for loan losses                                      460,000                  328,000
                                                   ---------------------    ---------------------
       Net interest income, after
        provision for loan losses                             3,622,542                3,442,943
                                                   ---------------------    ---------------------
 Other income:
    Service charges on deposit accounts                         253,877                  258,264
    Gain on sale of investment securities                        19,688                  114,375
    Gain on sale of loans and leases                             81,586                   79,878
    Gain on foreclosed assets held for sale                      84,759                   25,801
    Other income                                                532,274                  386,292
                                                   ---------------------    ---------------------
       Total other income                                       972,184                  864,610
                                                   ---------------------    ---------------------
 Other operating expenses:
    Salaries and employee benefits                            1,591,590                1,379,823
    Premises and equipment                                      645,002                  639,184
    Advertising                                                  66,135                   90,040
    Other expenses                                              841,858                  821,730
                                                   ---------------------    ---------------------
       Total operating expenses                               3,144,585                2,930,777
                                                   ---------------------    ---------------------
 Income before provision for income taxes                     1,450,141                1,376,776
 Provision for income taxes                                     372,012                  293,335
        Net income                                           $1,078,129               $1,083,441
                                                   ---------------------    ---------------------
Basic earnings per share                                          $0.59                    $0.60
Diluted earnings per share                                        $0.59                    $0.60
Dividends per share                                               $0.20                  $0.1875

See Notes to Consolidated Financial Statements.

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2002 and 2001
(unaudited)

                                                                                                 Accumulated
                                                      Capital Stock           Retained      Other Comprehensive
                                                  Shares         Amount       Earnings          Income/(Loss)          Total
                                              ------------------------------------------------------------------------------
Balance, Dec. 31, 2000, as previously           1,806,274     $8,881,713    $29,963,134          ($1,325,435)    $37,519,412
reported

Prior period adjustment - error in
accounting for student loans and related
interest income                                                                (304,349)                            (304,349)
                                              ------------------------------------------------------------------------------
Balance, Dec. 31, 2000, as restated             1,806,274      8,881,713     29,658,785           (1,325,435)     37,215,063
                                                                                                               -------------
Net income                                                                    1,083,441                            1,083,441

Change in net unrealized holding
gains/(losses) on available-for-sale                                                                                       _
securities, net of reclassification
adjustments and tax effects                                                                         1,070,742      1,070,742
                                                                                                               -------------
Comprehensive income                                                                                               2,154,183
                                                                                                               -------------
Dividends                                                                     (338,678)                            (338,678)

Dividends reinvested                                2,623         97,070                                              97,070
                                              ------------------------------------------------------------------------------
Balance, March 31, 2001                         1,808,897     $8,978,783    $30,403,548            $(254,693)    $39,127,638
                                              ==============================================================================

Balance, December 31, 2001                      1,819,168     $9,353,452    $32,080,824          $(1,262,046)    $40,172,230
                                                                                                               -------------
Net Income                                                                    1,078,129                            1,078,129

Change in net unrealized holding
gains/(losses) on available-for-sale                                                                                       _
securities, net of reclassification
adjustments and tax effects                                                                         (646,853)      (646,853)
                                                                                                               -------------
Comprehensive income                                                                                                 431,276
                                                                                                              ---------------

Dividends                                                                     (363,833)                            (363,833)

Dividends reinvested                                2,976        111,618                                             111,618
                                              ------------------------------------------------------------------------------
Balance March 31, 2002                          1,822,144     $9,465,070    $32,795,120          $(1,908,899)    $40,351,291
                                              ==============================================================================

See notes to consolidated financial statements.

Comprehensive income for the three months ended March 31, 2002 and March 31, 2001 was $431,276 and $2,154,183, respectively.

FIDELITY D & D BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001

(unaudited)

                                                                             2002                              2001
                                                                         ----------                       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $1,078,129                       $1,083,441
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                        302,100                          298,200
        Amortization of securities (net of accretion)                      (23,766)                         (12,216)
        Provision for loan losses                                           460,000                          328,000
        Deferred income tax                                                 353,371                         (23,245)
        Amortization of mortgage servicing rights                            11,985                            9,672
        (Gain)/loss sale of investment securities                          (19,688)                        (114,375)
        (Gain)/loss on sale of loans and leases                            (81,586)                         (79,878)
        (Gain)/loss on sale of foreclosed assets held for sale             (84,759)                         (25,801)
        Net change in interest receivable                                 (522,571)                        (376,338)
        Net change in accrued expenses                                      327,835                          423,730
        Net change in other assets                                           39,407                        (221,992)
                                                                    ----------------                 ----------------
        Net cash provided by operating activities                         1,840,457                        1,289,198
                                                                    ----------------                 ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of held-to-maturity securities                            (9,057,722)                                0
     Proceeds from maturity, call and paydown
        of held-to-maturity securities                                      430,450                          328,814
     Proceeds from the sale of available-for-sale securities              6,019,688                        4,114,375
     Proceeds from maturity, call and paydown
        of available-for-sale securities                                 12,479,399                        7,277,368
     Purchase of available-for-sale securities                          (5,235,328)                      (7,000,000)
    (Increase)/decrease in federal funds sold                           (2,380,000)                      (1,400,000)
     Proceeds from sale of available-for-sale loans                       5,557,977                        4,870,060
     Net change in loans & leases                                      (13,765,159)                      (8,852,022)
     Purchase of bank premises and equipment                            (1,179,530)                        (156,417)
     Proceeds from sale of foreclosed assets held for sale                  790,479                          168,596
                                                                    ----------------                 ----------------
        Net cash  used in investing activities                          (6,339,746)                        (656,871)
                                                                    ----------------                 ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in non-interest bearing deposits                        (4,234,576)                      (3,285,552)
     Net change in interest bearing deposits                              2,621,123                      (5,848,873)
     Net change in CD's $100,000 or more                                  3,405,061                       22,319,678
     Net change in short term borrowings                                (7,044,411)                      (9,226,308)
     Dividends, net of dividends reinvested                               (252,216)                        (241,608)
                                                                    ----------------                 ----------------
        Net cash provided by/(used in) financing activities             (5,505,019)                        3,717,337
                                                                    ----------------                 ----------------
Net increase(decrease) in cash and cash equivalents                    (10,004,308)                        4,349,664
Cash and cash equivalents, beginning                                     25,644,972                        8,779,492
                                                                    ----------------                 ----------------
Cash and cash equivalents, ending                                       $15,640,664                      $13,129,156
                                                                    ================                 ================

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512
FORM 10-Q MARCH 31, 2001
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Fidelity D & D Bancorp, Inc., and subsidiary, The Fidelity Deposit and Discount Bank, (Bank), (collectively the "Company") have been prepared in accordance with accounting principles, generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please refer to the Bank's Annual Report on Form 10-K for the year ended December 31, 2001.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2002 and December 31, 2001 present fairly the consolidated financial position of the Company as of those dates and the related statements of income, changes in shareholders' equity and cash flows for the three months ended March 31, 2002 and 2001 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal reoccurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 and the notes included therein, in the Company's Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

Critical Accounting Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Company's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, a task force of the American Institute of Certified Public Accountants is working on detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance, which may be issued in 2002, could result in an adjustment to the allowance.

Another material estimate is the calculation of fair values of the Company's investment securities. The Company receives estimated fair values of investment securities from an independent valuation service through a broker. In developing these fair values, the valuation service uses estimates of cash flows based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, management typically obtains price quotes from more than one source. The majority of the Company's investment securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, excluded from earnings and reported separately through accumulated other comprehensive income (included in shareholders' equity).

The fair value of residential mortgage loans classified as available-for-sale is obtained from the Federal National Mortgage Association (Fannie Mae). The fair value of SBA loans classified as available-for-sale is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2002 and 2001

                                                                              Weighted
                                                                               Average
                                                                                Common         Earnings
                                                          Income                Shares            per
March 31, 2002                                          Numerator             Denominator        Share
                                                        ---------             -----------        -----
   Basic EPS                                           $1,078,129               1,819,895        $0.59
                                                                                                -------
   Dilutive effect of potential common stock
   Stock options;
     Exercise of outstanding options                                              17,800
     Hypothetical share repurchase at $37.50                                     (16,302)
                                                      -----------------------------------
Diluted EPS                                            $1,078,129               1,821,393        $0.59
                                                      =================================================

March 31, 2001
Basic EPS                                              $1,083,441               1,806,945        $0.60
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                              14,400
     Hypothetical share repurchase at $37.75                                     (13,248)
                                                      -----------------------------------
Diluted EPS                                            $1,083,441               1,808,097        $0.60
                                                      =================================================

The accompanying financial statements for 2001 have been restated to correct an error in accounting for student loans and related interest income from 1992 through March 31, 2001. The effect of the restatement was as follows:

                                                                                 March 31,2001
                                                                     AS
                                                                 PREVIOUSLY                            AS
                                                                  REPORTED                          RESTATED
                                                                  --------                          --------

         BALANCE SHEET:
                Retained earnings                              $30,702,672                         $30,403,548

         STATEMENT OF INCOME:
             Interest income                                     9,174,644                           9,168,640
             Income before provision for income
                taxes                                            1,382,780                           1,376,776
             Provision for income taxes                            304,564                             293,335
             Net income                                          1,078,216                           1,083,441

         Per share data:
             Net income - basic                                      $0.60                               $0.60
             Net income - diluted                                    $0.60                               $0.60

Retained earnings at January 1, 2001 has been reduced by $304,349 to correct the effect of the misstatement through December 31, 2000.

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512
FORM 10-Q MARCH 31, 2002

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

       1.     Changes in Financial Condition

                                                                                                             Dollar      Percent
                                                  March 31, 2002        December 31, 2001                    change       change
                                                  --------------        -----------------                    ------       ------

Noninterest-bearing deposits

Personal                                             $22,430,002              $22,333,970                   $96,032        0.43%
Non-personal                                          22,248,610               23,622,034               (1,373,424)       -5.81%
Public fund                                            2,031,055                2,872,126                 (841,072)      -29.28%
Bank checks                                            2,357,363                4,473,474               (2,116,111)      -47.30%
---------------------------------------------------------------------------------------------------------------------------------
        Total                                        $49,067,029              $53,301,605              $(4,234,576)       -7.94%
=================================================================================================================================

Certificates of deposit of $100,000 or more

Personal                                             $66,263,078              $61,521,341                $4,741,737        7.71%
Non-personal                                          23,799,425               23,391,143                   408,282        1.75%
Public fund                                           40,663,997               42,578,923               (1,914,926)       -4.50%
IRA's                                                  5,358,556                5,188,588                   169,968        3.28%
---------------------------------------------------------------------------------------------------------------------------------
        Total                                       $136,085,056             $132,679,995                $3,405,061        2.57%
=================================================================================================================================

Other interest-bearing deposits

CD's less than $100,000:
Personal                                             $96,996,300              $98,038,828              $(1,042,528)       -1.06%
Non-personal                                          24,582,331               25,035,720                 (453,389)       -1.81%
Public fund                                              936,259                  833,561                   102,698       12.32%
IRA's                                                 20,499,629               20,535,149                  (35,519)       -0.17%
---------------------------------------------------------------------------------------------------------------------------------
        sub total                                    143,014,519              144,443,257               (1,428,738)       -0.99%
NOW acounts                                           36,378,876               36,012,247                   366,629        1.02%
Money market deposits                                  7,950,470                7,411,972                   538,498        7.27%
Savings and clubs                                     37,074,386               33,929,652                 3,144,734        9.27%
---------------------------------------------------------------------------------------------------------------------------------
        Total                                       $224,418,250             $221,797,128                $2,621,123        1.18%
=================================================================================================================================

Total deposits

Noninterest-bearing deposits                         $49,067,029              $53,301,605              $(4,234,576)       -7.94%
Interest-bearing deposits                            360,503,307              354,477,123                 6,026,184        1.70%
---------------------------------------------------------------------------------------------------------------------------------
        Total                                       $409,570,336             $407,778,728                $1,791,608        0.44%
=================================================================================================================================

As indicated in the table above, deposit growth was relatively flat in the first three months of 2002. Historically, growth has been modest during the first quarter. Excess public fund and non-personal deposits at December 31, 2001 were withdrawn by the depositors to meet their first quarter operating needs. The decline in outstanding Bank checks had a material effect on growth.

Bank checks are used to pay operating expenses of the Bank, deposit paydowns and loan disbursements. While Bank checks are included in deposits, they are not deposits from customers. Discounting the effect of Bank checks, total deposits would have increased $3,908,000 or 0.97%. during 2002.

Short-term borrowings, which are comprised of repurchase agreements (Repos), treasury tax and loan retained funds and federal funds purchased, decreased $7,044,000 or 12.93%. Two public fund Repos and one non-personal Repo withdrew $9,823,000 to meet operating expenses or to reinvest outside of the Bank. At March 31, 2002 there were 180 Repos, approximating the number at December 31, 2001.

Total cash and cash equivalents decreased due to liability runoff, net loan disbursements and fixed asset acquisitions. In addition the Bank sold Fed Funds at March 31, 2002. There were no sales of Fed Funds at December 31, 2001. The decrease was partially offset by a net decrease in the investment portfolio.

During 2002, net loans,including available-for-sale loans, grew $7,546,000 or 2.04%. Commercial loans increased $6,823,000 or 3.81%. Consumer loans and direct financing leases decreased due to reduced demand. The demand was affected by current economic conditions and Bank policies designed to improve the overall quality of the portfolio. Residential mortgages and student loans totaling $5,558,000 were sold during 2002 to provide liquidity and improve yield. The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $25,078,000 as available-for-sale (AFS) at March 31, 2002. The fair value of AFS loans at March 31, 2002 and December 31, 2000 was $25,096,00 and $16,418,000, respectively.

The following table reflects the composition of the loan portfolio:

                                                    March 31, 2002       December 31, 2001
Real estate                                           $93,171,180             $96,740,226
Consumer                                               63,717,337              67,782,196
Commercial                                            185,866,883             179,043,816
Direct financing leases                                 9,413,895               9,961,967
Real estate construction                                5,359,054               5,446,870
------------------------------------------------------------------------------------------
                 Gross loans                         $357,528,349            $358,975,075
Less:
Unearned discount                                       1,089,085               1,256,818
Allowance for loan losses                               3,844,643               3,741,933
------------------------------------------------------------------------------------------
Net Loans                                            $352,594,620            $353,976,324
==========================================================================================

Paydowns and early calls of US agency and municipal bonds and a FHLB stock redemption totaled $12,910,000. US Government Agency bonds of $6,000,000, classified as available-for-sale, were sold to provide liquidity and to improve the yield on earning assets. US Government Agency bonds, mortgage-backed securities and municipal bonds of $14,293,000 were purchased during 2002.

These activities, plus a $980,000 decrease in the market value of available-for-sale securities, caused by changes in current market rates, were the major changes in the investment portfolio.

Fluctuations in capital markets cause frequent changes in the market value of investments. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

Securities held-to-maturity and available-for-sale at March 31, 2002 consist of the following:

                                                        AMORTIZED              UNREALIZED           UNREALIZED                FAIR
                                                             COST                   GAINS               LOSSES               VALUE
                                             --------------------------------------------------------------------------------------

        Held-to-maturity

Mortgage backed securities                            $15,271,967                 $29,329             $281,839         $15,019,457
Government agencies                                    14,996,779                       -              503,539          14,493,240
                                             --------------------------------------------------------------------------------------
Total held-to-maturity                                $30,268,746                 $29,329             $785,378         $29,512,697
                                             --------------------------------------------------------------------------------------
        Available-for-sale
Agencies                                              $91,940,902                 $     -           $2,685,973         $89,254,929
State and municipal                                    10,931,156                  40,779              230,838          10,741,097
Corporate bonds                                         2,986,704                       -                   44           2,986,660
Mortgage backed securities                             11,737,013                  57,405               85,170          11,709,248
                                             --------------------------------------------------------------------------------------
Sub total                                             117,595,775                  98,184            3,002,025         114,691,934

Equity securities                                       3,428,625                  46,127               34,558           3,440,194
                                             --------------------------------------------------------------------------------------
Total available-for-sale                             $121,024,400                $144,311           $3,036,583        $118,132,128
                                             --------------------------------------------------------------------------------------
Grand total                                          $151,293,146                $173,640           $3,821,961        $147,644,825
                                             ======================================================================================

At March 31, 2002, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                        Amortized                  Market
        Held-to-maturity                                   cost                   value
                                                      -----------             -----------
Over ten years                                        $14,996,779             $14,493,240
------------------------------------------------------------------------------------------
        sub total                                      14,996,779              14,493,240
Mortgage backed securities                             15,271,967              15,019,457
------------------------------------------------------------------------------------------
                Total held-to maturity                $30,268,746             $29,512,697
------------------------------------------------------------------------------------------

        Available-for-sale
One through five years                                 15,200,000              15,035,679
Five through ten years                                 54,394,061              52,797,828
Over ten years                                         36,264,701              35,149,178
------------------------------------------------------------------------------------------
        sub total                                     105,858,762             102,982,686
Mortgage backed securities                             11,737,013              11,709,248
Equity securities                                       3,428,625               3,440,194
------------------------------------------------------------------------------------------
                Total available-for-sale             $121,024,400            $118,132,128
------------------------------------------------------------------------------------------
Grand total                                          $151,293,146            $147,644,825

The increase in bank premise and equipment was caused by leasehold improvements to the new Eynon branch and initial deposits on the new core processing system being installed in 2002.

2. Changes in Results of Operations:

Net Income for the three months ending March 31, 2002 and 2001 was $1,078,129 and $1,083,441, respectively. The significant differences are as follows:

                                                            2002                    2001            Difference

Net interest income                                     4,082,542               3,770,943              311,599A
Provision for loan losses                                 460,000                 328,000            (132,000)B
Deposit service charges and other income                  786,152                 644,556              141,596C
Gain on sale of assets                                    186,033                 220,054             (34,021)
Salaries and employee benefits                          1,591,591               1,379,823            (211,768)D
Premises and equipment                                    645,002                 639,184              (5,818)
Other expense                                             907,993                 911,770                3,777
Provision for income tax                                  372,012                 293,335             (78,677)E
  The tax equivalent ("TE") yield on Average Earning Assets decreased 137 basis points (bp) from 7.97% at March 31, 2001 to 6.60% at March 31, 2002. This reduction reflects the eight reductions in the discount rate since March 31, 2001. The reductions totaled 325 bp.

  The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. Changes in the discount rate have a direct effect on loans and investments subject to immediate repricing and call features.

  The decline in market rates allowed the Bank to reduce rates paid on interest-bearing liabilities. The cost of funds decreased 136 bp from 5.32% at March 31, 2001 to 3.96% at March 31, 2002.

  The provision for loan losses was increased as a result of the growth in the loan and available-for-sale loan portfolios.

  Increases in trust income, annuity sales and service charges on loans produced the increase in deposit service charges and other income.

  Staff increases, merit pay increases and higher benefit costs increased personnel expense $212,000. The year to date average number of employees increased from 159 at March 31, 2001 to 169 at March 31, 2002.

  The effective federal income tax rate was 25.65% and 21.31% for the three months ending March 31, 2002 and March 31, 2001 respectively. Income before provision for income taxes in 2002 increased $73,000 over 2001. Non-taxable income as a percentage of net income before taxes declined from 29.21% in 2001 to 20.27% in 2002.

THE FIDELITY DEPOSIT & DISCOUNT BANK
MANAGEMENT'S DISCUSSION AND ANALYSIS
(in thousands of dollars)

TAX EQUIVALENT YIELD
                                                                       Three months ended           Year ended  Three months ended
                                                                           March 31, 2002    December 31, 2001      March 31, 2001
                                                                  -----------------------------------------------------------------
Average earning assets:
Loans and leases                                                                 $379,265             $355,640            $349,342
Investments                                                                       151,446              121,791             119,452
Federal funds sold                                                                 11,799               20,501                  61
Interest-bearing deposits                                                           1,463               12,716               6,695
                                                                  -----------------------------------------------------------------
      Total                                                                      $543,973             $510,648            $475,550
                                                                  =================================================================

Average Interest Bearing Liabilities:
Other Interest-bearing deposits                                                   $80,101              $79,861             $83,565
Certificates of deposit                                                           283,426              254,422             213,701
Other borrowed funds                                                               64,115               66,674              73,984
Repurchase agreements                                                              48,826               40,970              39,977
                                                                  -----------------------------------------------------------------
      Total                                                                      $476,468             $441,927            $411,227
                                                                  =================================================================

Interest Income
Loans and leases                                                                   $6,594              $28,398              $7,298
Investments                                                                         2,204                7,894               2,037
Federal funds sold                                                                     50                  544                   1
Interest-bearing deposits                                                               6                  181                   8
                                                                  -----------------------------------------------------------------
      Total                                                                        $8,854              $37,017              $9,344
                                                                  =================================================================

Interest Expense
Other Interest-bearing deposits                                                      $243               $1,552                $597
Certificates of deposit                                                             3,213               14,004               3,269
Other borrowed funds                                                                  887                3,788               1,045
Repurchase agreements                                                                 305                1,510                 487
                                                                  -----------------------------------------------------------------
      Total                                                                        $4,648              $20,854              $5,398
                                                                  =================================================================

Net Interest Income                                                                $4,206              $16,163              $3,946
                                                                  =================================================================
Yield on average earning assets                                                     6.60%                7.25%               7.97%
Cost of average interest-bearing liabilities                                        3.96%                4.72%               5.32%
                                                                  =================================================================
Interest rate spread                                                                2.64%                2.53%               2.65%
                                                                  =================================================================
Net yield on average earning assets                                                 3.14%                3.17%               3.37%
                                                                  =================================================================

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Loan Losses

The provision is an expense charged against earnings for actual or potential losses from uncollectible loans and leases. Through the provision, the allowance for loan loss is increased. Loans determined to be uncollectible are charged-off against the allowance.

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

For the three months ended March 31, 2002, there were no adjustments made to the historical loan loss experience, based on a review of the loan portfolio, for the factors specified above.

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area. There are no individual significant nonperforming loans.

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
PROVISION FOR LOAN LOSSES

                                                   March 31, 2002       December 31, 2001       March 31, 2001

Loans, net of unearned discount and fees              381,517,241             373,868,277          351,454,149

Allowance for loan losses                               3,844,643               3,741,933            3,400,226

Percentage to net loans                                     1.01%                   1.00%                0.97%

Provision for loan losses
     Year ended                                                                 2,474,637
     Three months ended                                   460,000                                      328,000

(Charge offs)/recoveries, net
     Year ended                                                               (1,996,984)
     Three months ended                                 (357,290)                                    (192,054)

The allowance for loan losses can generally to absorb losses throughout the loan and lease portfolios. However, in some instances an allocation is made for specific loans or groups of loans.

The slowing economy has impacted the loan portfolio. That trend is reflected in the increase in charged-off loans, especially commercial and consumer. The increase in the number of delinquencies necessitated the hiring of additional collection personnel.

Over the last five years, management has analyzed and relied on similar factors in determining the amount of loan loss provision relative to the adequacy of the allowance for loan loss. The methodology used by the bank to analyze the adequacy of the allowance for loan losses is as follows (loans and leases are collectively referred to as loans):

  Identification of specific problem loans by loan category by the credit administration
  Calculation of specific reserves required based on collateral and other persuasive evidence
  Identification of loans collateralized by cash
  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and loans with specific reserves
  Application of historical loss percentages (5-year average) to pools to determine the reserve allocation

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

In the internal review of loans for both delinquency and collateral sufficiency, management concluded that there were an above average number of loans that lacked the ability to repay in accordance with contractual terms.

The decision to place loans on a non-accrual basis is made on an individual basis after considering factors pertaining to the loan.

In addition, it was determined there were other loans that did not have the ability to make any repayment. Accordingly, management found it necessary to charge-off these loans and to increase the allowance for loan loss for certain other loans. The charge-offs were made after collateral was repossessed, foreclosed upon or notice was forwarded to governmental guarantors. The allowance for loan loss was increased through the provision for loan loss.

The Bank is unaware of any potential problem loans that have not been reviewed and addressed. Potential problem loans are those where there is known information that leads the Bank to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

Based upon the thorough analysis of both the loan portfolio and the allowance for loan losses at March 31, 2002, the Bank is confident that the allowance provides adequate protection against portfolio loss. However, there could be instances of which the Bank is unaware that may require additional charge-offs and or increases to the provision.

Interest Rate Risk

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

The Company uses a simulation model to better understand the risks to the Company that may be brought about by changes in market interest rates. At March 31, 2002, the Company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation did not fall with in the Company's established policy limits for changes in net interest income if rates decreased 200 basis points. Given the current market conditions it is highly unlikely that there would be an immediate 200 basisi point decline in rates. However, the Company is exploring strategies to improve this situation.

Liquidity Management

Liquidity for a bank is the ability to fund customers’ needs for borrowings and withdrawals. Sources of liquidity are:

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

Cumulative liquidity (in thousands of dollars):

                                                    Mar 31, 2002             Dec 31, 2001            Mar 30, 2001

Assets due within one year                              $175,364                 $169,775                $136,533

Liabilities due within one year                         $270,992                 $272,214                $228,447

Percent of assets due within one year
to liabilities due within one year                        64.71%                   62.37%                  59.77%

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

This presentation does not take into consideration lines of credit that are available to the Company, or assets available-for-sale, both of which could be used to meet liquidity needs. The Company’s capital amounts and ratios at March 31, 2002 are as follows:

                                                                                                      To be Well Capitalized
                                                                        For Capital                   Under Prompt Corrective
                                               Actual                 Adequacy Purposes                   Action Provisions
                                               Amount      Ratio           Amount           Ratio             Amount              Ratio

Total Capital
         (to Risk Weighted Assets)          $46,074,152    12.43%       $29,652,595         8.00%          $37,065,744            10.00%
Tier 1 Capital
        (to Risk Weighted Assets)           $42,224,303    11.39%       $14,826,298         4.00%          $22,239,447             6.00%
Tier 1 Capital
        (to Average Assets)                 $42,224,303     7.35%       $22,990,690         4.00%          $28,738,362             5.00%

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

a. Exhibits

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

10.3 Form of Deferred Compensation Plan of the Fidelity Deposit and Discount Bank.    Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001

10.4 Registrant's 2000 Dividend Reinvestment Plan.    Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001.

10.5 Form of Employment Agreement with Joseph J. Earyes.    Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.

11 Statement regarding computation of earnings per share.    Included herein on page 9.

  The Company filed a current report on Form 8-K with the Securities and Exchange Commission on March 25, 2002 (Disclosing the Form of Employment Agreement with Joseph J. Earyes made as of January 15, 2002)

FIDELITY D &D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512
FORM 10-Q MARCH 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2002                             ___________________________________
                                               Michael F. Marranca, Chairman of the Board and President

DATE: May 10, 2002                             ___________________________________
                                               Robert P. Farrell, Treasurer

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512
FORM 10-Q MARCH 31, 2002

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

10.3 Form of Deferred Compensation Plan of the Fidelity Deposit and Discount Bank.    Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001

10.4 Registrant's 2000 Dividend Reinvestment Plan.    Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000, as amended by Pre-effective Amendment No. 1 on October 11, 2000 and by Post-effective Amendment No. 1 on Form S-3 on May 30, 2001.

10.5 Form of Employment Agreement with Joseph J. Earyes.    Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.

11 Statement regarding computation of earnings per share.    Included herein on page 9.