Form 10-Q
period 2002-06-30
FIDELITY D & D BANCORP INC
filed 2002-08-12
CIK 1098151

SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER
ENDED JUNE 30, 2002

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

__X__ YES                  ___ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at August 6, 2002, the latest practicable date was 1,812,409.

                              FIDELITY D & D BANCORP, INC and SUBSIDIARY.
                                           DUNMORE, PA 18512

                                        FORM 10-Q JUNE 30, 2002
                                                INDEX
PART I. FINANCIAL INFORMATION                                                           Page

ITEM 1. FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2001                                                   3
               Consolidated Statement of Income for the three and six
                  months ended June 30, 2002 and 2001                                     4
               Consolidated Statement of Changes in Shareholders' Equity
                   for the six months ended June 30, 2002 and 2001                        5
                Consolidated Statement of Cash Flows for the six months
                  ended June 30, 2002 and 2001                                            6
               Notes to Consolidated Financial Statements                              7-10

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                     11-24

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk,
                         included in Item 2                                           22-23

PART II.   OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                         24

ITEM 2.        Change in Securities and Use of Proceeds                                  24

ITEM 3.        Defaults upon Senior Securities                                           24

ITEM 4.        Submission of Matters to a Vote of Security Holder                        25

ITEM 5.        Other Information                                                         25

ITEM 6.        Exhibits and Reports on Form-8K                                           26

Signature Page                                                                           27

Exhibit Index                                                                            28

                        FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                        As of June 30, 2002 and December 31, 2001

                                                           June 30, 2002    December 31, 2001
                                                            (unaudited)         (audited)
                                                      ------------------------------------------

ASSETS
Cash and due from banks                                   $ 13,839,182        $ 19,845,029
Interest bearing deposits with financial institutions          611,498           5,799,943
                                                      ------------------------------------
      Total cash and cash equivalents                       14,450,680          25,644,972

Federal funds sold                                          14,950,000
Held to maturity securities                                 29,610,034          21,640,254
Available-for-sale securities                              121,944,216         132,333,734

Loans net of unearned income                               366,847,525         357,718,257
Allowance for loan losses                                    3,822,073           3,741,933
                                                      ------------------------------------
      Net loans                                            363,025,452         353,976,324

Loans available-for-sale                                    15,709,991          16,150,020
Bank premises and equipment                                 12,861,424          11,513,154
Accrued interest receivable                                  3,038,468           3,268,456
Foreclosed assets held for sale                                144,464             688,041
Other assets                                                 2,706,292           3,814,883
                                                      ------------------------------------
      Total assets                                       $ 578,441,021       $ 569,029,838
                                                      ====================================

LIABILITIES
Deposits
   NonInterest-bearing                                   $  56,807,716       $  53,301,605
   Cert. of deposit $100,000 or more                       151,511,537         132,679,995
   Other interest-bearing deposits                         217,647,061         221,797,128
                                                      ------------------------------------
      Total deposits                                       425,966,314         407,778,728

Accrued expenses and other liabilities                       3,783,911           3,597,892
Shortterm borrowings                                        42,954,153          54,480,988
Longterm debt                                               63,000,000          63,000,000
                                                      ------------------------------------
   Total liabilities                                       535,704,377         528,857,608
                                                      ------------------------------------

Shareholders' Equity:
   Preferred stock authorized 5,000,000 shares,
        no par value, none issued
   Common stock authorized 10,000,000 shares,
        no par value                                         9,584,419           9,353,452
   Treasury stock, 12,960 shares                              (479,640)
   Accumulated other comprehensive income/(loss)               110,642          (1,262,046)
   Retained earnings                                        33,521,223          32,080,824
                                                      ------------------------------------
      Total shareholders' equity                            42,736,644          40,172,230
                                                      ------------------------------------
      Total liabilities and shareholders' equity         $ 578,441,021       $ 569,029,838
                                                      ====================================

                                    See notes to consolidated financial statements

                                        FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENT OF INCOME
                                     Three and Six Months Ended June 30, 2002 and 2001
                                                       (unaudited)

                                                               Three Months Ended                Six Months Ended
                                                         June 30, 2002    June 30, 2001    June 30, 2002     June 30, 2001

Interest Income
   Interest and fees on loans:
         Taxable                                          $ 6,279,804      $ 6,857,753     $ 12,492,690      $ 13,708,936
         Nontaxable                                           145,552          190,981          306,998           379,123
    Interest and fees on leases                               133,747          181,089          284,274           369,628
    Interest-bearing deposits with financial institutions       4,853             (273)          10,760             8,174
    Investment securities:
         US Government agencies                             1,977,464        1,656,292        3,935,447         3,275,200
         States & political subdivisions (nontaxable)         119,417          194,132          251,886           408,177
         Other securities                                      59,620           58,177          119,019           156,592
    Federal funds sold                                         38,789          120,683           88,786           121,644
                                                           --------------------------------------------------------------
       Total interest income                                8,759,246        9,258,834       17,489,860        18,427,474
                                                           --------------------------------------------------------------
 Interest expense
    Certificates of deposit of $100,000 or more             1,494,447        1,874,084        2,925,789         3,473,530
    Other deposits                                          1,915,985        2,026,068        3,940,367         4,292,862
    Securities sold under repurchase agreements               257,854          326,746          563,207           814,032
    Other                                                     897,788          919,315        1,784,783         1,963,486
                                                           --------------------------------------------------------------
       Total interest expense                               4,566,074        5,146,213        9,214,146        10,543,910
                                                           --------------------------------------------------------------
       Net interest income                                  4,193,172        4,112,621        8,275,714         7,883,564

 Provision for loan losses                                    496,000          276,000          956,000           604,000
                                                           --------------------------------------------------------------
       Net interest income, after
        provision for loan losses                           3,697,172        3,836,621        7,319,714         7,279,564
                                                           --------------------------------------------------------------
 Other income:
    Service charges on deposit accounts                       289,398          300,606          543,275           558,870
    Gain on sale of investment securities                      40,173             -              59,861           114,375
    Gain on sale of loans and leases                          180,833           78,828          262,419           158,706
    Gain/(loss) on foreclosed assets held for sale            (29,824)          (7,784)          54,935            18,018
    Other income                                              498,683          458,014        1,030,957           844,304
                                                           --------------------------------------------------------------
       Total other income                                     979,263          829,664        1,951,447         1,694,273
                                                           --------------------------------------------------------------
 Other operating expenses:
    Salaries and employee benefits                          1,545,435        1,477,715        3,137,025         2,832,198
    Premises and equipment                                    549,782          634,122        1,194,784         1,273,306
    Advertising                                               120,197          104,207          186,332           194,247
    Other expenses                                            942,844          960,903        1,784,702         1,807,973
                                                           --------------------------------------------------------------
       Total operating expenses                             3,158,258        3,176,947        6,302,843         6,107,724
                                                           --------------------------------------------------------------
 Income before provision for income taxes                   1,518,177        1,489,338        2,968,318         2,866,113
 Provision for income taxes                                   409,424          349,328          781,436           642,663
                                                           --------------------------------------------------------------
        Net income                                        $ 1,108,753      $ 1,140,010      $ 2,186,882       $ 2,223,451
                                                           ==============================================================
Basic earnings per share                                       $ 0.61           $ 0.63           $ 1.20            $ 1.23
Diluted earnings per share                                     $ 0.61           $ 0.63           $ 1.20            $ 1.23
Dividends per share                                            $ 0.21           $ 0.20           $ 0.41            $ 0.39

                                          See Notes to Consolidated Financial Statements.

                                FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the Six Months Ended June 30, 2002 and 2001
                                                (unaudited)

                                                                                                              Accumulated
                                                         Capital Stock         Treasury      Retained      Other Comprehensive
                                                      Shares        Amount       Stock       Earnings          Income/(Loss)         Total
                                                   -------------------------------------------------------------------------------------------

Balance, Dec. 31, 2000, as previously reported      1,806,274    $8,881,713     $   -      $29,963,134          ($1,325,435)      $37,519,412

Prior period adjustment  error in accounting for
   student loans and related interest income                                                  (304,349)                              (304,349)
                                                   -------------------------------------------------------------------------------------------
Balance, Dec. 31, 2000, as restated                 1,806,274     8,881,713         -       29,658,785           (1,325,435)       37,215,063
                                                                                                                                --------------
Net income                                                                                   2,223,451                              2,223,451

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                         963,949           963,949
                                                                                                                                --------------
Comprehensive income                                                                                                                3,187,400
                                                                                                                                --------------

Dividends                                                                                     (700,457)                              (700,457)

Dividends reinvested                                    5,603       204,347                                                            204,347
                                                   -------------------------------------------------------------------------------------------
Balance, June 30, 2001                              1,811,877   $ 9,086,060     $         $ 31,181,779           $ (361,486)     $ 39,906,353
                                                   ==========================================================================================

Balance, December 31, 2001                          1,819,168   $ 9,353,452     $         $ 32,080,824         $ (1,262,046)     $ 40,172,230
                                                                                                                                --------------
Net income                                                                                   2,186,882                              2,186,882

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                       1,372,688         1,372,688
                                                                                                                                --------------
Comprehensive income                                                                                                                3,559,570
                                                                                                                                --------------
Dividends                                                                                     (746,483)                              (746,483)

Treasury stock purchased, 12,960 shares at cost                                  (479,640)                                           (479,640)

Dividends reinvested                                    6,202       230,967                                                           230,967
                                                   -------------------------------------------------------------------------------------------
Balance June 30, 2002                               1,825,370   $ 9,584,419    $ (479,640)$ 33,521,223            $ 110,642      $ 42,736,644
                                                   ==========================================================================================

             See notes to consolidated financial statements.

Comprehensive income for the three months ended June 30, 2002 and June 30, 2001 was $3,128,294 and $1,033,217, respectively.

           FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS
         For the Six Months Ended June 30, 2002 and 2001
                           (unaudited)

                                                                         2002                            2001
                                                                 -------------------            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 2,186,882                     $ 2,223,451
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                     514,297                         597,400
        Amortization of securities (net of accretion)                    (33,429)                        (22,619)
        Provision for loan losses                                        956,000                         604,000
        Deferred income tax                                              203,376                        (240,264)
        Amortization of mortgage servicing rights                         46,125                          19,991
        (Gain)/loss sale of investment securities                        (59,861)                       (114,375)
        (Gain)/loss on sale of loans and leases                         (262,419)                       (158,706)
        (Gain)/Loss on sale of foreclosed assets held for sale           (74,356)                        (18,018)
        Loss on sale of disposed assets                                   10,928
        Net change in interest receivable                                229,988                         172,554
        Net change in accrued expenses                                   186,019                         423,590
        Net change in other assets                                       151,949                         (91,186)
                                                                 -------------------            --------------------
        Net cash provided by operating activities                      4,055,499                       3,395,818
                                                                 -------------------            --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of held-to-maturity securities                          (9,057,722)                              0
     Proceeds from maturity, call and paydown
        of held-to-maturity securities                                 1,083,389                         482,874
     Proceeds from the sale of available-for-sale securities          29,274,261                       4,114,375
     Proceeds from maturity, call and paydown
        of available-for-sale securities                              22,283,358                      12,971,688
     Purchase of available-for-sale securities                       (38,990,429)                    (19,123,750)
    (Increase)/decrease in federal funds sold                        (14,950,000)                    (13,600,000)
     Proceeds from sale of available-for-sale loans                   18,879,873                      10,775,758
     Net change in loans & leases                                    (28,474,110)                    (19,545,310)
     Purchase of bank premises and equipment                          (1,873,495)                       (883,613)
     Improvements to foreclosed assets held for sale                                                      (9,338)
     Proceeds from sale of foreclosed assets held for sale               909,489                         308,814
                                                                 -------------------            --------------------
        Net cash  used in investing activities                       (20,915,386)                    (24,508,502)
                                                                 -------------------            --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in noninterest bearing deposits                        3,506,111                         651,661
     Net change in interest bearing deposits                          (4,150,067)                     (2,797,355)
     Net change in CD's $100,000 or more                              18,831,542                      45,603,022
     Net change in short term borrowings                             (11,526,835)                    (12,249,047)
     Purchase of treasury stock                                         (479,640)
     Dividends, net of dividends reinvested                             (515,516)                       (496,110)
                                                                 -------------------            --------------------
        Net cash provided by financing activities                      5,665,595                      30,712,171
                                                                 -------------------            --------------------
Net increase(decrease) in cash and cash equivalents                  (11,194,292)                      9,599,487
Cash and cash equivalents, beginning                                  25,644,972                       8,779,492
                                                                 -------------------            --------------------
Cash and cash equivalents, ending                                    $14,450,680                     $18,378,979
                                                                 ===================            ====================

                               See notes to consolidated financial statements.

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512

FORM 10Q JUNE 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and subsidiary, The Fidelity Deposit & Discount Bank, (Bank), (collectively the “Company”) have been prepared in accordance with accounting principles, generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10Q and Article 1001 of Regulation SX. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform with the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please refer to the Bank’s Annual Report on Form 10K for the year ended December 31, 2001.

The Bank is a commercial bank chartered by the Commonwealth of Pennsylvania. Having commenced operations in 1903, the Bank provides a full range of traditional banking services and alternative financial products from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management prepared the unaudited financial statements in accordance with GAAP. In meeting its responsibility for the financial statements, management depends on the Company’s accounting systems and related internal controls. These systems and controls are designed to provide reasonable, but not absolute, assurance that the financial records accurately reflect the transactions of the Company, that Company assets are safeguarded and that financial statements present fairly the financial position and results of operations of the Company.

In the opinion of management, the consolidated balance sheets as of June 30, 2002 and December 31, 2001 present fairly the consolidated financial position of the Company as of those dates and the related statements of income for the three and six months ended June 30, 2002 and 2001 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2002 and 2001 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal reoccurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period.

This Quarterly Report on Form 10Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and the notes included therein, in the Company’s Annual Report on Form 10K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

Critical Accounting Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Company’s methodology for determining the allowance for loan losses is described in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that wellinformed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, a task force of the American Institute of Certified Public Accountants is working on detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance, which may be issued in 2002, could result in an adjustment to the allowance.

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

The majority of the Company’s investment securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, excluded from earnings and reported separately through accumulated other comprehensive income (included in shareholders’ equity).

The fair value of residential mortgage loans classified as available-for-sale is obtained from the Federal National Mortgage Association (Fannie Mae). The fair value of SBA loans classified as available-for-sale is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the six months ended June 30, 2002 and 2001

                                                                          Weighted
                                                                          Average
                                                                           Common              Earnings
                                                     Income                Shares                 per
June 30, 2002                                      Numerator            Denominator              Share
                                                --------------------------------------------------------
Basic EPS                                        $ 2,186,882             1,820,071               $1.20
                                                                                             ===========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                        17,800
     Hypothetical share repurchase at $37.50                               (15,673)
                                                --------------------------------------
Diluted EPS                                      $ 2,186,882             1,822,198               $1.20
                                                ========================================================
June 30, 2001
Basic EPS                                        $ 2,223,451             1,808,255               $1.23
                                                                                             ===========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                        14,400
     Hypothetical share repurchase at $37.75                               (13,066)
                                                --------------------------------------
Diluted EPS                                      $ 2,223,451             1,809,589               $1.23
                                                ========================================================

The accompanying financial statements for 2001 have been restated to correct an error in accounting for student loans and related interest income from 1992 through June 30, 2001. The effect of the restatement was as follows:

                                                               June 30,2001
                                                                    AS
                                                                PREVIOUSLY                               AS
                                                                 REPORTED                             RESTATED
                                                                 --------                             --------

         BALANCE SHEET:
                Retained earnings                               $31,475,679                         $31,181,779

         STATEMENT OF INCOME,
             (six months ended June 30, 2001):

             Interest income                                     18,439,485                          18,427,474
             Income before provision for income
                taxes                                             2,878,124                           2,866,113
             Provision for income taxes                             665,122                             642,663
             Net income                                           2,213,002                           2,223,451

         Per share data:
             Net income - basic                                       $1.22                               $1.23
             Net income - diluted                                     $1.22                               $1.23

         STATEMENT OF INCOME,
             (three months ended June 30, 2001):

             Interest income                                      9,264,840                           9,258,834
             Income before provision for income
                taxes                                             1,495,343                           1,489,338
             Provision for income taxes                             360,558                             349,328
             Net income                                           1,134,785                           1,140,010

         Per share data:
             Net income - basic                                        $.62                                $.63
             Net income - diluted                                      $.62                                $.63

Retained earnings at January 1, 2001 has been reduced by $304,349 to correct the effect of the misstatement through December 31, 2000.

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512

FORM 10-Q JUNE 30, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of this date. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise in the future.

1. Changes in Financial Condition

                                                                                                            Dollar       Percent
                                                    June 30, 2002          December 31, 2001                change        change
     Noninterest-bearing deposits
Personal                                             $ 22,224,408             $ 22,333,970               $ (109,563)     -0.49%
Non-personal                                           23,134,038               23,622,034                 (487,996)     -2.07%
Public fund                                             5,346,099                2,872,126                2,473,973      86.14%
Bank checks                                             6,103,171                4,473,474                1,629,697      36.43%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                               $ 56,807,716             $ 53,301,605              $ 3,506,111       6.58%
================================================================================================================================

        Certificates of deposit
        of $100,000 or more
Personal                                             $ 66,121,767             $ 61,521,341              $ 4,600,427       7.48%
Non-personal                                           24,260,199               23,391,143                  869,056       3.72%
Public fund                                            55,824,442               42,578,923               13,245,519      31.11%
IRA's                                                   5,305,128                5,188,588                  116,541       2.25%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 151,511,537            $ 132,679,995             $ 18,831,542      14.19%
================================================================================================================================

    Other interest-bearing deposits
CD's less than $100,000:
Personal                                             $ 92,121,983             $ 98,038,828             $ (5,916,844)     -6.04%
Non-personal                                           23,504,671               25,035,720               (1,531,049)     -6.12%
Public fund                                               784,850                  833,561                  (48,711)     -5.84%
IRA's                                                  20,145,401               20,535,149                 (389,748)     -1.90%
--------------------------------------------------------------------------------------------------------------------------------
               sub total                              136,556,905              144,443,257               (7,886,352)     -5.46%
NOW acounts                                            35,086,700               36,012,247                 (925,547)     -2.57%
Money market deposits                                   7,296,755                7,411,972                 (115,217)     -1.55%
Savings and clubs                                      38,706,701               33,929,652                4,777,049      14.08%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 217,647,061            $ 221,797,128             $ (4,150,067)     -1.87%
================================================================================================================================

            Total deposits
Noninterest-bearing deposits                         $ 56,807,716             $ 53,301,605              $ 3,506,111       6.58%
Interest-bearing deposits                             369,158,598              354,477,123               14,681,475       4.14%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 425,966,314            $ 407,778,728             $ 18,187,586       4.46%
================================================================================================================================

As indicated in the table above, deposit growth was modest in the first six months of 2002.

Public fund deposits accounted for 92.81% of the total growth in deposits. The Bank was able to attract public funds due to long established relationships and competitive product pricing. However, it is recognized that public fund deposits are sensitive to the operating demands of the various public entities and the Bank could experience material shifts in these outstanding balances throughout the year.

Bank checks are used to pay operating expenses of the Bank, deposit paydowns and loan disbursements. While Bank checks are included in deposits, they are not deposits from customers. Bank checks accounted to 8.96% of the overall growth in total deposits.

Short-term borrowings, which are comprised of repurchase agreements (Repos), treasury tax and loan retained funds and federal funds purchased, decreased $11,527,000 or 21.16%. Some Repo customers transferred their funds into insured deposit products to lock in fixed rates and terms. Other non-personal and public fund customers reduced their balances to meet operating requirements or to reinvest outside of the Bank. Two taxing authorities increased their balances in excess of $1,200,000. At June 30, 2002 there were 179 Repos, approximating the number at December 31, 2001.

During the second quarter of 2002, 12,960 shares of common stock became available on the open market. The Bank purchased the stock for $479,640 with the intention to reissue the stock under the dividend reinvestment plan.

Total cash and cash equivalents decreased due to Repo runoff, net loan disbursements, fixed asset acquisitions and the purchase of treasury stock. In addition the Bank sold Fed Funds at June 30, 2002. There were no sales of Fed Funds at December 31, 2001. The decrease was partially offset by a net decrease in the investment portfolio and an increase in deposits.

During 2002, net loans, including available-for-sale loans, grew $8,609,000 or 2.33%. Commercial loans increased $17,552,000 or 9.80%. Consumer loans and direct financing leases decreased due to reduced demand. The demand was affected by current economic conditions and Bank policies designed to improve the overall quality of the portfolio. Residential mortgages and student loans totaling $18,617,000 were sold during 2002 to provide liquidity and improve yield. The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $15,710,000 as available-for-sale (AFS) at June 30, 2002. The fair value of AFS loans at June 30, 2002 and December 31, 2001 was $15,921,00 and $16,418,000, respectively.

The following table reflects the composition of the loan portfolio:

                                                     June 30, 2002       December 31, 2001
Real estate                                            $93,635,708            $96,740,226
Consumer                                                62,627,068             67,782,196
Commercial                                             196,595,571            179,043,816
Direct financing leases                                  8,677,130              9,961,967
Real estate construction                                 6,242,377              5,446,870
------------------------------------------------------------------------------------------
                 Gross loans                          $367,777,853           $358,975,075
Less:
Unearned discount                                          930,328              1,256,818
Allowance for loan losses                                3,822,073              3,741,933
------------------------------------------------------------------------------------------
Net Loans                                             $363,025,452           $353,976,324
==========================================================================================

Paydowns and early calls of US agency and municipal bonds totaled $23,017,000. Available-for-sale US Government Agency bonds and mortgage-backed securities of $29,214,000 were sold to provide liquidity and to improve the yield on earning assets. Investments primarily in US Government Agency bonds and mortgage-backed securities of $47,888,000 were purchased during 2002. In light of fluctuations in the bond market, the investment strategy used during 2002 was able to produce a 5.80% tax equivalent yield on the entire portfolio at June 30, 2002. That yield is comparable to the 5.84% tax equivalent yield at December 31, 2001. The yield comparisons are as of the period ending dates and do not reflect the year-to-date yields. As would be expected, the decline in market rates caused a decrease in the year-to-date yield for 2002.

However, the decline in market rates also meant that bonds, which were not called, were worth more at June 30, 2002, than they were at December 31, 2001. Consequently the market value of the available-for-sale securities improved $2,080,000 and the total portfolio improved $2,438,000 during 2002.

Fluctuations in capital markets cause frequent changes in the market value of investments. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

Securities held-to-maturity and available-for-sale at June 30, 2002 consist of the following:

                                                        AMORTIZED             UNREALIZED           UNREALIZED              FAIR
                                                           COST                 GAINS                LOSSES               VALUE
              Held-to-maturity
         Mortgage backed securities                   $ 14,612,901              $ 189,422             $ 5,526         $ 14,796,797
             Government agencies                        14,997,133                  2,425              61,572           14,937,986
                                                 -------------------------------------------------------------------------------------
           Total held-to-maturity                     $ 29,610,034              $ 191,847            $ 67,098         $ 29,734,783
                                                 -------------------------------------------------------------------------------------
             Available-for-sale
                  Agencies                            $ 70,960,765              $ 233,304           $ 540,745         $ 70,653,324
             State and municipal                         9,872,706                104,103              58,071            9,918,738
               Corporate bonds                           2,987,366                                        706            2,986,660
         Mortgage backed securities                     34,367,115                420,979              27,580           34,760,514
                                                 -------------------------------------------------------------------------------------
                  Sub total                            118,187,952                758,386             627,102          118,319,236

              Equity securities                          3,588,625                 63,113              26,758            3,624,980
                                                 -------------------------------------------------------------------------------------
          Total available-for-sale                   $ 121,776,577              $ 821,499           $ 653,860        $ 121,944,216
                                                 -------------------------------------------------------------------------------------
                 Grand total                         $ 151,386,611            $ 1,013,346           $ 720,958        $ 151,678,999
                                                 =====================================================================================

At June 30, 2002, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                        Amortized               Market
              Held-to-maturity                             cost                 value

Over ten years                                        $ 14,997,133           $ 14,937,986
------------------------------------------------------------------------------------------
                  sub total                             14,997,133             14,937,986
Mortgage backed securities                              14,612,901             14,796,797
------------------------------------------------------------------------------------------
           Total held-to maturity                     $ 29,610,034           $ 29,734,783
------------------------------------------------------------------------------------------
             Available-for-sale
One year or less                                      $ 20,250,000           $ 20,208,701
One through five years                                  14,575,000             14,671,295
Five through ten years                                  26,594,404             26,361,710
Over ten years                                          22,401,433             22,317,016
------------------------------------------------------------------------------------------
                  sub total                             83,820,837             83,558,722
Mortgage backed securities                              34,367,115             34,760,514
Equity securities                                        3,588,625              3,624,980
------------------------------------------------------------------------------------------
          Total available-for-sale                   $ 121,776,577          $ 121,944,216
------------------------------------------------------------------------------------------
                 Grand total                         $ 151,386,611          $ 151,678,999
==========================================================================================

At June 30, 2002 capital expenditures for the new core processing system, scheduled for operations during the fourth quarter of 2002, were $1,038,000. Capital expenditures for a new loan processing system were $54,000.

Unforeseen environmental issues increased the estimated costs of the new Eynon branch. At June 30, 2002 the Bank had capitalized expenditures of $764,000. The branch is scheduled to open during July 2002.

2. Changes in Results of Operations:

Net Income for the six months ending June 30, 2002 and 2001 was $2,186,882 and $2,223,451, respectively. The significant differences are as follows:

                                                            2002                  2001               Difference
                                                         ---------              ---------            ----------
Net interest income                                      8,275,714              7,883,564             392,150  A
Provision for loan losses                                  956,000                604,000            (352,000) B
Deposit service charges and other income                 1,574,232              1,403,174             171,058  C
Gain on sale of assets                                     377,215                291,099              86,116
Salaries and employee benefits                           3,137,025              2,913,872            (223,153) D
Premises and equipment                                   1,194,784              1,273,306              78,522
Other expense                                            1,971,034              1,920,546             (50,488)
Provision for income tax                                   781,436                642,663            (138,773) E

  The year-to-date tax equivalent (“TE”) yield on Average Earning Assets decreased 125 basis points (bp) from 7.79% at June 30, 2001, to 6.54% at June 30, 2002. This reduction reflects the five reductions in the discount rate since June 30, 2001. The reductions totaled 200 bp.

  It should be noted that discount rate was 9.50% at January 1, 2001 and only 4.75% at January 1, 2002, a difference of 475bp. In effect, that means that the yields on earnings assets were significantly higher in the beginning of 2001, than they were at the beginning of 2002.

  The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. Changes in the discount rate have a direct effect on loans and investments subject to immediate repricing and call features.

  The decline in market rates allowed the Bank to reduce rates paid on interest-bearing liabilities. The cost of funds decreased 118 bp from 5.07% at June 30, 2001, to 3.89% at June 30, 2002.

  The improvement in net interest income results from a volume increase in earning assets and a decrease in interest expense.

  The increase in the provision for loan losses is a result of loan growth and Management’s analysis of potential loss within the portfolio.

  Increases in trust income and annuity sales produced the increase in deposit service charges and other income.

  Staff increases, merit pay increases and higher benefit costs increased personnel expense $223,000. The year to date average number of full time equivalent employees increased from 163 at June 30, 2001, to 171 at June 30, 2002.

  The effective federal income tax rate was 26.33% and 23.11% for the six months ending June 30, 2002 and June 30, 2001, respectively. Income before provision for income taxes in 2002 increased $102,000 over 2001. Non-taxable income as a percentage of net income before taxes declined from 27.12% in 2001, to 17.91% in 2002.

Net Income for the three months ending June 30, 2002 and 2001 was $1,108,753 and $1,140,010, respectively. The significant differences are as follows

                                             2002        2001      Difference
                                          ---------    ---------   ----------
Net interest income                       4,193,172    4,112,621     80,551  A
Provision for loan losses                   496,000      276,000   (220,000) B
Deposit service charges and other income    788,081      758,620     29,461
Gain on sale of assets                      191,182       71,044    120,138
Salaries and employee benefits            1,545,435    1,477,715    (67,720) C
Premises and equipment                      549,782      634,122     84,340
Other expense                             1,063,041    1,065,110      2,069
Provision for income tax                    409,424      349,328    (60,096) D

  The tax equivalent yield on earning assets was 6.47% and 7.63% for the three months ending June 30, 2002 and June 30, 2001, respectively. Cost of funds was 3.82% and 4.82% for the three months ending June 30, 2002 and June 30, 2001, respectively. The improvement in net interest income results from a volume increase in earning assets and a decrease in interest expense.

  The increase in the provision for loan losses is a result of loan growth and Management’s analysis of potential loss within the portfolio.

  The average number of full time equivalent employees for the three months ending June 30, 2002 and June 30, 2001 was 174 and 165, respectively.

  The effective federal income tax rate was 26.97% and 23.46% for the three months ending June 30, 2002 and June 30, 2001, respectively. Income before provision for income taxes in 2002, increased $29,000 over 2001. Non-taxable income as a percentage of net income before taxes declined from 25.86% in 2001, to 16.68% in 2002.

                                                        THE FIDELITY DEPOSIT & DISCOUNT BANK
                                                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                              (in thousands of dollars)

TAX EQUIVALENT YIELD
----------------------------------
                                                                            Six months ended        Year ended        Six months ended
                                                                             June 30, 2002       December 31, 2001     June 30, 2001
                                                                            ----------------     -----------------    ----------------

Average earning assets:
Loans and leases                                                                $ 382,718           $ 355,640            $ 352,888
Investments                                                                       152,392             121,791              119,288
Federal funds sold                                                                 10,411              20,501                6,406
Interest-bearing deposits                                                           1,184              12,716                7,429
                                                                            ----------------------------------------------------------
      Total                                                                     $ 546,705           $ 510,648            $ 486,011
                                                                            ==========================================================

Average Interest-Bearing Liabilities:
Other Interest-bearing deposits                                                  $ 80,200            $ 79,861             $ 81,326
Certificates of deposit                                                           288,048             254,422              230,491
Other borrowed funds                                                               64,047              66,674               69,267
Repurchase agreements                                                              45,794              40,970               38,647
                                                                            ----------------------------------------------------------
      Total                                                                     $ 478,089           $ 441,927            $ 419,731
                                                                            ==========================================================
Interest Income
Loans and leases                                                                 $ 13,211            $ 28,398             $ 14,602
Investments                                                                         4,406               7,894                4,031
Federal funds sold                                                                     89                 544                  122
Interest-bearing deposits                                                              11                 181                    8
                                                                            ----------------------------------------------------------
      Total                                                                      $ 17,717            $ 37,017             $ 18,763
                                                                            ==========================================================
Interest Expense
Other Interest-bearing deposits                                                     $ 483             $ 1,552                $ 960
Certificates of deposit                                                             6,383              14,004                6,807
Other borrowed funds                                                                1,785               3,788                1,963
Repurchase agreements                                                                 563               1,510                  814
                                                                            ----------------------------------------------------------
      Total                                                                       $ 9,214            $ 20,854             $ 10,544
                                                                            ==========================================================
Net Interest Income                                                               $ 8,503            $ 16,163              $ 8,219
                                                                            ==========================================================
Yield on average earning assets                                                     6.54%               7.25%                7.79%
Cost of average interest-bearing liabilities                                        3.89%               4.72%                5.07%
                                                                            ----------------------------------------------------------
Interest rate spread                                                                2.65%               2.53%                2.72%
                                                                            ==========================================================
Net yield on average earning assets                                                 3.14%               3.17%                3.41%
                                                                            ==========================================================

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

For the six months ended June 30, 2002, there were no adjustments made to the historical loan loss experience, based on a review of the loan portfolio, for the factors specified above.

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area. There are no individual significant nonperforming loans.

                                                      June 30, 2002       December 31, 2001       June 30, 2001

Loans, net of unearned discount and fees               382,557,516            373,868,277         339,759,829

Allowance for loan losses                                3,822,073              3,741,933           3,300,086

Percentage to net loans                                      1.00%                  1.00%               0.97%

Provision for loan losses
     Year ended                                                                 2,474,637
     Six months ended                                      956,000                                    604,000
     Three months ended                                    496,000                                    276,000

(Charge offs)/recoveries, net
     Year ended                                                                (1,996,984)
     Six months ended                                     (875,860)                                  (568,194)
     Three months ended                                   (518,570)                                  (376,140)

Loans, net of unearned discount and fees, include loans available-for-sale.

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
  Application of historical loss percentages (5-year average) to pools to determine the reserve allocation.

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

Based upon the thorough analysis of both the loan portfolio and the allowance for loan losses at June 30, 2002, the Bank is confident that the allowance provides adequate protection against portfolio loss. However, there could be instances of which the Bank is unaware that may require additional charge-offs and or increases to the provision.

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

The Company uses a simulation model to better understand the risks to the Company that may be brought about by changes in market interest rates. At June 30, 2002, the Company simulated the effects on net interest income given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation did not fall within the Company’s established policy limits for changes in net interest income if rates decreased 200 basis points. Given the current market conditions it is highly unlikely that there would be an immediate 200 basis point decline in rates. However, the Company is exploring strategies to improve this situation.

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

Cumulative liquidity (in thousands of dollars):

                                                    June 30, 2002             Dec 31, 2001           June 30, 2001

Assets due within one year                               $216,454                 $169,775                $157,118

Liabilities due within one year                          $275,592                 $272,214                $253,726

Percent of assets due within one year
to liabilities due within one year                         78.54%                   62.37%                  61.92%

Investments included with assets due within one year were scheduled by maturity dates and not by call dates.

Liabilities include deposits not having stated maturity dates (DDA’s, NOWs, Savings & MMDA’s) in the amounts reported. In addition, sweep accounts were classified as having immediate maturity dates.

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

This presentation does not take into consideration lines of credit that are available to the Company, or assets available-for-sale, both of which could be used to meet liquidity needs. The Company’s capital amounts and ratios at June 30, 2002 are as follows:

                                                                                                      To be Well Capitalized
                                                                            For Capital               Under Prompt Corrective
                                              Actual                     Adequacy Purposes               Action Provisions
                                              Amount       Ratio               Amount       Ratio               Amount           Ratio

Total Capital
        (to Risk Weighted Assets)           $46,417,616    12.38%           $ 29,997,579    8.00%           $ 37,496,974         10.00%
Tier 1 Capital
        (to Risk Weighted Assets)           $42,579,183    11.36%           $ 14,998,789    4.00%           $ 22,498,184          6.00%
Tier 1 Capital
        (to Average Assets)                 $42,579,183     7.39%           $ 23,052,542    4.00%           $ 28,815,677          5.00%

The ratios for the Bank are not materially different from those of the Company.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 1, 2002 the Bank was served with a civil complaint that was filed on June 28, 2002. The complaint was referred to legal counsel and is under investigation at the time of this writing. Due to the timing of the complaint and the filing deadline for this report, legal counsel is unable to render an opinion as to the merits of the complaint. An opinion will be forthcoming upon completion of the investigation.

Management does not know of any material proceedings pending, threatened or contemplated against the Company by government authorities.

ITEM 2. Changes in Securities and Use of Proceeds.

              None.

ITEM 3. Default Upon Senior Securities.

              None.

ITEM 4. Submission of matters to a Vote by Security Holders.

At the annual meeting of Shareholders held on May 7, 2002, 1,566,778 shares of common stock representing 85.99% of the total number of shares outstanding, were represented in person or by proxy. The following votes were cast:

          A   Election of three Class B Directors to serve for a three-year term::

                                                                    Withhold
                                              For                   Authority
                                              ----                  ---------
                   Samuel C. Cali           1,547,886                11,054
                   Mary E. McDonald         1,554,214                 4,437
                   David L. Tressler        1,534,015                23,944

          B   Proposal to approve and adopt The Fidelity D & D Bancorp, Inc. 2002
              Employee Stock Purchase Plan:

                                             For             Against            Abstain
                                           --------          -------            -------
                                           1,433,309         29,490             18,744

          C   Ratification of the selection of Parante Randolph, P.C., Certified Public
              Accountants as the independent auditors for the Company for the year ending
              December 31, 2002:

                                             For              Against            Abstain
                                           ---------          --------           -------
                                           1,558,483           5,410              2,508

ITEM 5. Other Information.

              None.

ITEM 6. Exhibits and Reports on Form 8-K.

  Exhibits

  3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

  3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

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

FORM 10-Q JUNE 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7,  2002                          /s/ Michael F. Marranca
                                               -----------------------------------
                                               Michael F. Marranca, Chairman of the Board and President

DATE: August 7,  2002                          /s/ Joseph J. Earyes
                                               -----------------------------------
                                               Joseph J. Earyes, Executive Vice President and C E O

DATE: August 7,  2002                          /s/ Robert P. Farrell
                                               -----------------------------------
                                               Robert P. Farrell, Treasurer

FIDELITY D&D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512

FORM 10-Q JUNE 30, 2002

Exhibit Index

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Fidelity D&D Bancorp, Inc. (the “Company”) on form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, Joseph J. Earyes, Executive Vice President and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

                                                               /s/ Joseph J. Earyes
                                                               -------------------------------------------
                                                               Joseph, J. Earyes, Executive Vice President
                                                               and Chief Executive Officer

Date: August 7, 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Fidelity D&D Bancorp, Inc. (the “Company”) on form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, Robert P. Farrell, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

                                                               /s/ Robert P. Farrell
                                                               -------------------------------------------
                                                               Robert P. Farrell, Treasurer

Date: August 7, 2002