Form 10-Q
period 2002-09-30
FIDELITY D & D BANCORP INC
filed 2002-11-15
CIK 1098151

SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2002

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

__X__ YES _____ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at November 12, 2002, the latest practicable date was 1,815,623.

FIDELITY D & D BANCORP, INC and SUBSIDIARY.
DUNMORE, PA 18512

FORM 10-Q SEPTEMBER 30, 2002
INDEX

PART I. FINANCIAL INFORMATION                                                        Page
                                                                                     ----

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheet as of September 30, 2002
                and December 31, 2001                                                   3
        Consolidated Statement of Income for the three and nine
                months ended September 30, 2002 and 2001                                4
        Consolidated Statement of Changes in Shareholders' Equity
                for the nine months ended September 30, 2002 and 2001                   5
        Consolidated Statement of Cash Flows for the nine months
                ended September 30, 2002 and 2001                                       6
        Notes to Consolidated Financial Statements                                   7-11

ITEM 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                           12-25

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk,
                included in Item 2                                                  23-24

PART II.     OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                      25

ITEM 2.         Change in Securities and Use of Proceeds                               25

ITEM 3.         Defaults upon Senior Securities                                        25

ITEM 4.         Submission of Matters to a Vote of Security Holder                     25

ITEM 5.         Other Information                                                      26

ITEM 6.         Exhibits and Reports on Form 8-K                                       26

Signature Page                                                                         27

Certification of  Officers                                                          28-29

Exhibit Index                                                                          30

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET
As of September 30, 2002 and December 31, 2001
                                                            September 30, 2002    December 31, 2001
                                                               (unaudited)           (audited)
                                                       -------------------------------------------
ASSETS
Cash and due from banks                                         $ 11,698,730         $ 19,845,029
Interest bearing deposits with financial institutions              1,636,776            5,799,943
                                                       -------------------------------------------
      Total cash and cash equivalents                             13,335,506           25,644,972

Federal funds sold                                                 8,100,000                    -
Held to maturity securities                                       16,557,681           21,640,254
Available for sale securities                                    153,551,692          132,333,734

Loans net of unearned income                                     366,618,938          357,718,257
Allowance for loan losses                                          3,861,378            3,741,933
                                                       -------------------------------------------
      Net loans                                                  362,757,560          353,976,324

Loans available-for-sale                                          18,406,478           16,150,020
Premises and equipment, net                                       12,934,591           11,513,154
Accrued interest receivable                                        2,990,843            3,268,456
Foreclosed assets held for sale                                      171,104              688,041
Other assets                                                       2,860,877            3,814,883
                                                       -------------------------------------------

      Total assets                                             $ 591,666,333        $ 569,029,838
                                                       ===========================================

LIABILITIES
Deposits
   NonInterest-bearing                                          $ 54,761,814         $ 53,301,605
   Cert. of deposit $100,000 or more                             157,650,964          132,679,995
   Other interest-bearing deposits                               220,104,188          221,797,128
                                                       -------------------------------------------
      Total deposits                                             432,516,966          407,778,728

Accrued expenses and other liabilities                             3,880,076            3,597,892
Short-term borrowings                                             48,405,360           54,480,988
Long-term debt                                                    63,000,000           63,000,000
                                                       -------------------------------------------
   Total liabilities                                             547,802,403          528,857,608
                                                       -------------------------------------------

Shareholders' Equity:
   Preferred stock authorized 5,000,000 shares,
        no par value, none issued                                          -                    -
   Common stock authorized 10,000,000 shares,
        no par value                                               9,585,125            9,353,452
   Accumulated other comprehensive income/(loss)                     565,582           (1,262,046)
   Retained earnings                                              34,073,721           32,080,824
                                                       -------------------------------------------
                       Subtotal                                   44,224,429           40,172,230
   Less treasury stock, 9,741 shares at cost                        (360,499)                   -
                                                       -------------------------------------------
      Total shareholders' equity                                  43,863,930           40,172,230
                                                       -------------------------------------------
      Total liabilities and shareholders' equity               $ 591,666,333        $ 569,029,838
                                                       ===========================================
See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)

                                                                 Three Months Ended                       Nine Months Ended
                                                      September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001

Interest Income
   Interest and fees on loans:
         Taxable                                            $ 6,101,228         $ 6,689,194        $ 18,593,918         $ 20,398,130
         Nontaxable                                             146,238             189,818             453,236              568,941
    Interest and fees on leases                                 136,400             167,730             420,674              537,358
    Interest-bearing deposits with financial institutions         3,145             126,454              13,905              134,628
    Investment securities:
         US Government agencies                               1,937,666           1,663,023           5,873,113            4,938,223
         States & political subdivisions (nontaxable)           112,615             173,651             364,501              581,828
         Other securities                                        50,325              63,113             169,344              219,705
    Federal funds sold                                           68,120             191,931             156,906              313,575
                                                        ----------------------------------------------------------------------------
       Total interest income                                  8,555,737           9,264,914          26,045,597           27,692,388
                                                        ----------------------------------------------------------------------------
 Interest expense
    Certificates of deposit of $100,000 or more               1,527,874           1,741,275           4,453,663            5,214,805
    Other deposits                                            1,816,353           2,180,065           5,756,720            6,472,927
    Securities sold under repurchase agreements                 228,868             310,791             792,075            1,124,823
    Other                                                       907,836             914,033           2,692,619            2,877,519
                                                        ----------------------------------------------------------------------------
       Total interest expense                                 4,480,931           5,146,164          13,695,077           15,690,074
                                                        ----------------------------------------------------------------------------
       Net interest income                                    4,074,806           4,118,750          12,350,521           12,002,314

 Provision for loan losses                                      220,000             569,937           1,176,000            1,173,937
                                                        ----------------------------------------------------------------------------
       Net interest income, after
        provision for loan losses                             3,854,806           3,548,813          11,174,521           10,828,377
                                                        ----------------------------------------------------------------------------
 Other income:
    Service charges on deposit accounts                         317,866             485,073             861,141              812,329
    Gain/(loss) on sale of investment securities                 (1,033)             85,510              58,828              199,885
    Gain on sale of loans and leases                             53,267              42,312             315,686              201,018
    Gain/(loss) on foreclosed assets held for sale              (64,980)                  -             (10,045)              18,018
    Other income                                                431,866             245,072           1,462,824            1,320,990
                                                        ----------------------------------------------------------------------------
       Total other income                                       736,986             857,967           2,688,433            2,552,240
                                                        ----------------------------------------------------------------------------
 Other operating expenses:
    Salaries and employee benefits                            1,606,407           1,558,109           4,743,432            4,387,505
    Premises and equipment                                      695,147             616,942           1,889,931            1,890,248
    Advertising                                                 124,679             122,524             311,011              316,771
    Other expenses                                              875,772             932,923           2,660,474            2,743,698
                                                        ----------------------------------------------------------------------------
       Total operating expenses                               3,302,005           3,230,498           9,604,849            9,338,222
                                                        ----------------------------------------------------------------------------
 Income before provision for income taxes                     1,289,787           1,176,282           4,258,105            4,042,395
 Provision for income taxes                                     356,733             252,144           1,138,169              894,807
                                                        ----------------------------------------------------------------------------
        Net income                                            $ 933,054           $ 924,138         $ 3,119,936          $ 3,147,588
                                                        ============================================================================
Basic earnings per share                                         $ 0.52              $ 0.51              $ 1.72               $ 1.73
Diluted earnings per share                                       $ 0.51              $ 0.51              $ 1.71               $ 1.73
Dividends per share                                              $ 0.21              $ 0.20              $ 0.62               $ 0.59
See Notes to Consolidated Financial Statements.

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2002 and 2001
(unaudited)
                                                                                                        Accumulated Other
                                                      Capital Stock        Treasury Stock      Retained   Comprehensive
                                                    Shares     Amount     Shares     Amount    Earnings   Income/(Loss)     Total
                                                  ----------------------------------------------------------------------------------
Balance, Dec. 31, 2000, as previously reported    1,806,274  $8,881,713     -         $ -    $29,963,134  ($1,325,435)  $37,519,412

Prior period adjustment - error in accounting for
        student loans and related interest income                                               (304,349)                  (304,349)
                                                  ----------------------------------------------------------------------------------
Balance, Dec. 31, 2000, as restated               1,806,274   8,881,713                 -     29,658,785    (1,325,435)  37,215,063
                                                                                                                        ------------
Net income                                                                                     3,147,588                  3,147,588

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                  1,772,338    1,772,338
                                                                                                                        ------------
Comprehensive income                                                                                                      4,919,926
                                                                                                                        ------------
Dividends                                                                                     (1,062,834)                (1,062,834)

Dividends reinvested                                  8,551     313,115                                                     313,115
                                                  ----------------------------------------------------------------------------------
Balance, September 30, 2001                       1,814,825  $9,194,828     -        $ -    $ 31,743,539     $ 446,903 $ 41,385,270
                                                  ==================================================================================

Balance, December 31, 2001                        1,819,168 $ 9,353,452     -        $ -    $ 32,080,824  $ (1,262,046)$ 40,172,230
                                                                                                                        ------------
Net income                                                                                     3,119,936                  3,119,936

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                  1,827,628    1,827,628
                                                                                                                        ------------
Comprehensive income                                                                                                      4,947,564
                                                                                                                        ------------
Dividends                                                                                     (1,127,038)                (1,127,038)

Treasury stock purchased at cost                                         (12,960)  (479,640)                               (479,640)

Dividends reinvested                                  6,200     231,673    3,219    119,141                                 350,814
                                                  ----------------------------------------------------------------------------------
Balance September 30, 2002                        1,825,368 $ 9,585,125   (9,741) $(360,499) $34,073,722     $ 565,582  $43,863,930
                                                  ==================================================================================
See notes to consolidated financial statements.

Comprehensive income for the three months ended September 30, 2002 and September 30, 2001 was $1,387,994 and $1,727,303 respectively.

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(unaudited)

                                                                            2002                        2001
                                                                  ---------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 3,119,936                  $ 3,147,588
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                           795,905                      898,600
        Amortization of securities (net of accretion)                            9,968                      (29,798)
        Provision for loan losses                                            1,176,000                    1,173,937
        Deferred income tax                                                    405,092                     (180,742)
        Amortization of mortgage servicing rights                               85,445                       30,678
        (Gain)/loss sale of investment securities                              (58,828)                    (199,885)
        (Gain)/loss on sale of loans and leases                               (315,686)                    (201,018)
        (Gain)/Loss on sale of foreclosed assets held for sale                  10,045                      (18,051)
        Net change in interest receivable                                      277,613                      165,372
        Net change in accrued expenses                                         282,184                      945,879
        Net change in other assets                                            (478,038)                    (144,366)
                                                                  ---------------------       ----------------------
        Net cash provided by operating activities                            5,309,636                    5,588,194
                                                                  ---------------------       ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of held-to-maturity securities                                (9,057,722)                 (15,993,750)
     Proceeds from maturity, call and paydown
        of held-to-maturity securities                                      14,132,688                      721,209
     Proceeds from the sale of available-for-sale securities                37,251,761                   11,203,976
     Proceeds from maturity, call and paydown
        of available-for-sale securities                                    61,464,284                   58,128,211
     Purchase of available-for-sale securities                            (117,108,403)                 (42,230,646)
     (Increase) in federal funds sold                                       (8,100,000)                           0
     Proceeds from sale of available-for-sale loans                         21,420,261                   16,335,656
     Net change in loans                                                   (33,362,021)                 (25,792,024)
     Purchase of bank premises and equipment                                (2,217,341)                  (1,100,000)
     Improvements to foreclosed assets held for sale                                 -                      (10,356)
     Proceeds from sale of foreclosed assets held for sale                     550,644                      167,076
                                                                  ---------------------       ----------------------
        Net cash provided by/(used In) investing activities                (35,025,848)                   1,429,352
                                                                  ---------------------       ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in non-interest bearing deposits                             1,460,209                     (389,462)
     Net change in interest bearing deposits                                (1,692,940)                  23,057,410
     Net change in CD's $100,000 or more                                    24,970,969                   45,012,095
     Net change in short term borrowings                                    (6,075,627)                   3,624,784
     Purchase of treasury stock                                               (479,640)                           -
     Dividends paid, net of dividend reinvestment                             (776,224)                    (749,719)
                                                                  ---------------------       ----------------------
        Net cash provided by financing activities                           17,406,747                   70,555,108
                                                                  ---------------------       ----------------------
Net increase/(decrease) in cash and cash equivalents                       (12,309,466)                  77,572,654
Cash and cash equivalents, beginning                                        25,644,972                    8,779,492
                                                                  ---------------------       ----------------------
Cash and cash equivalents, ending                                         $ 13,335,506                 $ 86,352,146
                                                                  =====================       ======================

See notes to consolidated financial statements.

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512

FORM 10-Q SEPTEMBER 30, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and subsidiary, The Fidelity Deposit & Discount Bank, (Bank), (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

In the opinion of management, the consolidated balance sheets as of September 30, 2002 and December 31, 2001 present fairly the consolidated financial position of the Company as of those dates and the related statements of income for the three and nine months ended September 30, 2002 and 2001 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2002 and 2001 present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal reoccurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and the notes included therein, in the Company’s Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the six months ended September 30, 2002 and 2001

                                                                            Weighted
                                                                             Average
                                                                             Common         Earnings
                                                            Income           Shares            per
September 30, 2002                                         Numerator       Denominator        Share
                                                          -----------      -----------      ---------
Basic EPS                                                 $ 3,119,936       1,817,736         $1.72
                                                                                            =========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                           26,300
     Hypothetical share repurchase at $38.00                                  (23,857)
                                                          ----------------------------
Diluted EPS                                               $ 3,119,936       1,820,179         $1.71
                                                          ===========================================

September 30, 2001

Basic EPS                                                 $ 3,147,588       1,809,702         $1.73
                                                                                            =========
Dilutive effect of potential common stock
Stock options;
     Exercise of outstanding options                                           18,800
     Hypothetical share repurchase at $37.00                                  (17,416)
                                                          ----------------------------
Diluted EPS                                              $ 3,147,588       1,811,086         $1.73
                                                          ===========================================

The accompanying financial statements for 2001 have been restated to correct an error in accounting for student loans and related interest income from 1992 through September 30, 2001. The effect of the restatement was as follows:

                                                          September 30,2001
                                                                 AS
                                                             PREVIOUSLY                             AS
                                                              REPORTED                           RESTATED
                                                              --------                           --------

         BALANCE SHEET:
                Retained earnings                            $32,032,217                       $31,743,539

         STATEMENT OF INCOME,
                (nine months ended September 30, 2001):

                Interest income                               27,709,353                        27,692,388
                Income before provision for
                        income taxes                           4,058,723                         4,042,395

                Provision for income taxes                       926,807                           894,807
                Net income                                     3,131,916                         3,147,588

         Per share data:
                Net income - basic                                 $1.73                             $1.73
                Net income - diluted                               $1.73                             $1.73

        STATEMENT OF INCOME,
                (three months ended
                September 30, 2001):
                Interest income                                9,269,868                         9,264,914
                Income before provision
                        for income taxes                       1,180,599                         1,176,282
                Provision for income taxes                       261,685                           252,144
                Net income                                       918,914                           924,138

        Per share data:
                Net income - basic                                  $.62                              $.51
                Net income - diluted                                $.62                              $.51

Retained earnings at January 1, 2001 has been reduced by $304,349 to correct the effect of the misstatement through December 31, 2000.

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512

FORM 10-Q SEPTEMBER 30, 2002

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

1.              Changes in Financial Condition

                                                                                                          Dollar        Percent
                                                 September 30, 2002        December 31, 2001              change         change

     Noninterest-bearing deposits
Personal                                             $ 23,234,135             $ 22,333,970                $ 900,165       4.03%
Non-personal                                           25,797,383               23,622,034                2,175,349       9.21%
Public fund                                             2,796,683                2,872,126                  (75,444)     -2.63%
Bank checks                                             2,933,613                4,473,474               (1,539,861)    -34.42%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                               $ 54,761,814             $ 53,301,605              $ 1,460,209       2.74%
================================================================================================================================

        Certificates of deposit
          of $100,000 or more
Personal                                             $ 76,743,172             $ 61,521,341             $ 15,221,831      24.74%
Non-personal                                           23,055,901               23,391,143                 (335,242)     -1.43%
Public fund                                            52,783,959               42,578,923               10,205,036      23.97%
IRA's                                                   5,067,931                5,188,588                 (120,657)     -2.33%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 157,650,964            $ 132,679,995             $ 24,970,969      18.82%
================================================================================================================================

    Other interest-bearing deposits
CD's less than $100,000:
Personal                                             $ 97,013,942             $ 98,038,828             $ (1,024,885)     -1.05%
Non-personal                                           11,028,438               25,035,720              (14,007,282)    -55.95%
Public fund                                               784,754                  833,561                  (48,807)     -5.86%
IRA's                                                  20,905,616               20,535,149                  370,467       1.80%
--------------------------------------------------------------------------------------------------------------------------------
               sub total                              129,732,750              144,443,257              (14,710,507)    -10.18%
NOW acounts                                            38,952,014               36,012,247                2,939,767       8.16%
Money market deposits                                  12,190,149                7,411,972                4,778,177      64.47%
Savings and clubs                                      39,229,276               33,929,652                5,299,624      15.62%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 220,104,188            $ 221,797,128             $ (1,692,939)     -0.76%
================================================================================================================================

            Total deposits
Noninterest-bearing deposits                         $ 54,761,814             $ 53,301,605              $ 1,460,209       2.74%
Interest-bearing deposits                             377,755,152              354,477,123               23,278,029       6.57%
--------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 432,516,966            $ 407,778,728             $ 24,738,238       6.07%
================================================================================================================================

As indicated in the table above, deposits increased 6.07% during the first nine months of 2002.

Public fund deposits accounted for 16.76% of total deposits. The Bank was able to attract public funds due to long established relationships and competitive product pricing. However, it is recognized that public fund deposits are sensitive to the operating demands of the various public entities and the changing political landscape. Thus the Bank could experience material shifts in these outstanding balances throughout the year.

During the year the Bank instituted several programs to attract deposits.

The Fidelity Check Card Campaign was designed to issue check cards to new and existing depositors. With the ease of purchasing goods and services with check cards, the Bank provides depositors an incentive to increase balances carried in their accounts. During the campaign maintenance charges were waived for one year for any card issued.

Fidelity’s All-American Checking Campaign was initiated to attract personal and small business checking accounts. Incentives included no minimum balance requirements and the first order of 50 checks free.

The Visa Business Check Card Campaign targeted new business check cards and demand deposit accounts.

The Bank also offered discounts on home equity loan fees and first year free safe deposit box rentals for customers who had their payments directly charged to a demand deposit account.

Commercial borrowers were encouraged to have their operating and payroll accounts at the Bank.

At September 30, 2002 the new Eynon branch had $3,594,000 in new deposits. Certificates of deposit comprised 95.12% of those new deposits.

Bank checks (official checks) are used to pay operating expenses of the Bank, deposit paydowns and loan disbursements. While Bank checks are included in deposits, they are not deposits from customers.

Short-term borrowings, which are comprised of repurchase agreements (repos), treasury tax and loan retained funds and federal funds purchased, decreased $6,076,000 or 11.15%.

During the second quarter of 2002, 12,960 shares of common stock became available on the open market. The Bank purchased the stock for $479,640 with the intention to reissue the stock under the dividend reinvestment plan. At the September 10, 2002 dividend payment date, 3,219 shares of treasury stock were reissued under the dividend reinvestment plan.

As detailed in the statement of cash flows, total cash and cash equivalents had a net decrease due to a reduction in short-term borrowings, primarily repos, increases in Federal Funds sold and the investment portfolio, net loan disbursements, fixed asset acquisitions and the purchase of treasury stock. The decrease was partially offset by an increase in deposits.

During 2002, net loans, grew $8,901,000 or 2.49%. Commercial loans increased $21,109,000 or 11.79%. Consumer loans and direct financing leases decreased due to reduced demand and a Management directive to substantially curtail leasing activities. The demand was affected by current economic conditions and Bank policies designed to improve the overall quality of the portfolio.

Residential mortgages and student loans totaling $21,105,000 were sold during 2002 to provide liquidity and address future interest rate and credit risk.

At September 30, 2002 the outstanding balance on credit card receivables was $2,902,000. The Bank is considering discontinuing this line of business and selling the entire portfolio to a third-party processor. Credit risk within the portfolio, current and future net earnings from the cards and overall liquidity requirements will be factored into the decision to sell or retain.

The following table reflects the composition of the loan portfolio, (available-for-sale loans not included):

                                                     September 30, 2002      December 31, 2001

Real estate                                               $93,040,995            $96,740,226
Consumer                                                   60,214,452             67,782,196
Commercial                                                200,152,415            179,043,816
Direct financing leases                                     7,544,833              9,961,967
Real estate construction                                    6,423,924              5,446,870
----------------------------------------------------------------------------------------------
                 Gross loans                             $367,376,618           $358,975,075
Less:
Unearned discount                                             757,680              1,256,818
Allowance for loan losses                                   3,861,378              3,741,933
----------------------------------------------------------------------------------------------
Net Loans                                                $362,757,560           $353,976,324
==============================================================================================

The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $18,406,000 as available-for-sale (AFS) at September 30, 2002. The fair value of AFS loans at September 30, 2002 and December 31, 2001 was $18,938,000 and $16,418,000, respectively.

Paydowns and early calls of US agency, mortgage-backed securities and municipal bonds totaled $75,247,000. Available-for-sale US Government Agency bonds and mortgage-backed securities of $37,193,000 were sold to provide liquidity and to improve the yield on earning assets. Investments primarily in mortgage-backed securities of $126,006,000 were purchased during 2002.

Investments in mortgage-backed securities were made because these securities provide a monthly cash flow that can be used for reinvestment, they historically do not extend to their stated maturity dates and they are not susceptible to a full call.

In light of fluctuations in the bond market, the investment strategy used during 2002 was able to produce a 5.71% year-to-date tax equivalent yield on the entire portfolio at September 30, 2002. That yield is comparable to the 5.84% tax equivalent yield at December 31, 2001. As would be expected, the decline in market rates caused a decrease in the year-to-date yield for 2002.

Due to the dramatic change in the composition of the portfolio, the market value of the available-for-sale securities improved $2,769,000 during 2002.

Fluctuations in capital markets cause frequent changes in the market value of investments. Market conditions are monitored daily and the Company is prepared to take remedial actions if deemed appropriate.

Securities held-to-maturity and available-for-sale at September 30, 2002 consist of the following:

                                                                GROSS          GROSS
                                              AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                                 COST           GAINS          LOSSES            VALUE
                                      --------------------------------------------------------------------

          Held-to-maturity
     Mortgage-backed securities              $ 13,557,681    $ 383,583            $ -        $ 13,941,263
         Government agencies                    3,000,000            -         27,465           2,972,535
                                      --------------------------------------------------------------------

       Total held-to-maturity                $ 16,557,681    $ 383,583       $ 27,465        $ 16,913,798
                                      --------------------------------------------------------------------

         Available-for-sale
              Agencies                       $ 31,071,348    $ 229,703      $ 159,213        $ 31,141,838
         State and municipal                    9,703,681      266,881              -           9,970,562
           Corporate Bonds                      3,988,035            -          1,375           3,986,660
     Mortgage-backed securities               104,343,062      659,991        174,506         104,828,547
                                      --------------------------------------------------------------------

              Sub total                       149,106,125    1,156,575        335,094         149,927,606

          Equity securities                     3,588,625       62,369         26,908           3,624,086
                                      --------------------------------------------------------------------

      Total available-for-sale              $ 152,694,750  $ 1,218,944      $ 362,001       $ 153,551,692
                                      --------------------------------------------------------------------

             Grand total                    $ 169,252,431  $ 1,602,527      $ 389,466       $ 170,465,491
                                      ====================================================================

At September 30, 2002, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                             Amortized              Market
                Held-to-maturity                                cost                 value
One year or less                                            $ 3,000,000          $ 2,972,535
                                                  -------------------------------------------
                    sub total                                 3,000,000            2,972,535
Mortgage-backed securities                                   13,557,681           13,941,263
---------------------------------------------------------------------------------------------
             Total held-to maturity                        $ 16,557,681         $ 16,913,798
---------------------------------------------------------------------------------------------

               Available-for-sale
One year or less                                            $ 6,000,000          $ 6,049,266
One through five years                                        5,400,000            5,418,960
Five through ten years                                       17,710,417           17,929,726
Over ten years                                               15,652,646           15,701,107
---------------------------------------------------------------------------------------------

                    sub total                                44,763,063           45,099,060
Mortgage-backed securities                                  104,343,062          104,828,547
Equity securities                                             3,588,625            3,624,086
---------------------------------------------------------------------------------------------
            Total available-for-sale                      $ 152,694,750        $ 153,551,692
---------------------------------------------------------------------------------------------

                   Grand total                            $ 169,252,431        $ 170,465,491
=============================================================================================

At September 30, 2002, capital expenditures for the new core processing system, scheduled for operations during the fourth quarter of 2002, were $1,189,000. The projected cost of the system was $1,300,000. Capitalized expenditures will be depreciated over their estimated useful lives using the straight-line method.

Construction cost overruns increased capitalized expenditures at the Eynon branch to approximately $930,000 at September 30, 2002. Capital expenditures for Eynon, excluding bank equipment, were originally projected at $250,000. The branch opened July 17, 2002. Capitalized expenditures will be depreciated over their estimated useful lives.

2.              Changes in Results of Operations:

Net Income for the nine months ending September 30, 2002 and 2001 was $3,119,936 and $3,147,588, respectively. The significant differences are as follows:

                                               2002           2001     Difference

Net interest income                       $ 12,350,521   $ 12,002,314   $ 348,207  A
Provision for loan losses                 $  1,176,000   $  1,173,937   $  (2,063) B
Deposit service charges and other income  $  2,323,965   $  2,151,337   $ 172,628  C
Gain on sale of assets                    $    364,468   $    400,903   $ (36,435)
Salaries and employee benefits            $  4,743,432   $  4,387,505   $(355,927) D
Premises and equipment                    $  1,889,931   $  1,890,248   $     317
Other expense                             $  2,971,485   $  3,060,469   $  88,984
Provision for income tax                  $  1,138,169   $    894,807   $(243,362) E

  The year-to-date tax equivalent (“TE”) yield on Average Earning Assets decreased 143 basis points (bp) from 7.59% at September 30, 2001, to 6.42% at September 30, 2002. This reduction reflects the five reductions in the discount rate since September 30, 2001. The reductions totaled 200 bp.

  It should be noted that the discount rate was 9.50% at January 1, 2001 and only 4.75% at January 1, 2002, a difference of 475bp. In effect, that means that the yields on earnings assets were significantly higher in the beginning of 2001, than they were at the beginning of 2002.

  The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. Changes in the discount rate have a direct effect on loans and investments subject to immediate repricing and call features.

  The decline in market rates allowed the Bank to reduce rates paid on interest-bearing liabilities. The cost of funds decreased 107 bp from 4.89% at September 30, 2001, to 3.82% at September 30, 2002.

  The improvement in net interest income results from a volume increase in earning assets and a decrease in interest expense.

  The increase in the provision for loan losses is a result of loan growth and Management’s analysis of potential loss within the portfolio.

  Increases of $52,000 in trust income and $115,000 in annuity sales comprised 96% of the increase in deposit service charges and other income.

  Staff increases, merit pay increases and higher benefit costs increased personnel expense $356,000. The year-to-date average number of full time equivalent employees increased from 166 at September 30, 2001, to 174 at September 30, 2002.

  The effective federal income tax rate was 26.73% and 22.14% for the nine months ending September 30, 2002 and 2001, respectively. Income before provision for income taxes in 2002 increased $216,000 over 2001. Non-taxable income as a percentage of net income before taxes declined from 28.47% in 2001, to 19.20% in 2002.

Net Income for the three months ending September 30, 2002 and 2001 was $933,054 and $924,138, respectively. The significant differences are as follows

                                                 2002           2001       Difference

Net interest income                         $ 4,074,806    $ 4,118,750    $ (43,944) A
Provision for loan losses                   $   220,000    $   569,937    $ 349,937  B
Deposit service charges and other income    $   749,732    $   730,145    $  19,587
Gain/(loss) on sale of assets               $   (12,746)   $   127,822    $(140,568)
Salaries and employee benefits              $ 1,606,407    $ 1,558,109    $ (48,298) C
Premises and equipment                      $   695,147    $   616,942    $ (78,205)
Other expense                               $ 1,000,451    $ 1,055,447    $  54,996
Provision for income tax                    $   356,733    $   252,144    $(104,589) D

  The tax equivalent yield on earning assets was 6.19% and 7.21% for the three months ending September 30, 2002 and 2001, respectively. Cost of funds was 3.68% and 4.56% for the three months ending September 30, 2002 and 2001, respectively. The improvement in net interest income results from a volume increase in earning assets and a decrease in interest expense.

  The increase in the provision for loan losses is a result of loan growth and Management’s analysis of potential loss within the portfolio.

  The average number of full time equivalent employees for the three months ending September 30, 2002 and 2001 was 177 and 173, respectively.

  The effective federal income tax rate was 27.66% and 21.44% for the three months ending September 30, 2002 and 2001, respectively. Income before provision for income taxes in 2002, increased $114,000 over 2001. Non-taxable income as a percentage of net income before taxes declined from 30.90% in 2001, to 20.07% in 2002.

THE FIDELITY DEPOSIT & DISCOUNT BANK
MANAGEMENT'S DISCUSSION AND ANALYSIS
(in thousands of dollars)

TAX EQUIVALENT YIELD
-------------------------------------------------
                                                       Nine months ended          Year ended         Nine months ended
                                                       September 30, 2002      December 31, 2001      September 30, 2001
                                                 ---------------------------------------------------------------------------
Average earning assets:
Loans and leases                                            $ 382,781              $ 355,640              $ 353,496
Investments                                                   153,216                121,791                119,056
Federal funds sold                                             12,266                 20,501                 11,966
Interest-bearing deposits                                         974                 12,716                 12,129
                                                 ---------------------------------------------------------------------------
      Total                                                 $ 549,237              $ 510,648              $ 496,647
                                                 ===========================================================================
Average Interest Bearing Liabilities:
Other Interest-bearing deposits                              $ 81,537               $ 79,861               $ 80,626
Certificates of deposit                                       289,777                254,422                242,675
Other borrowed funds                                           64,056                 66,674                 67,530
Repurchase agreements                                          44,547                 40,970                 38,386
                                                 ---------------------------------------------------------------------------
      Total                                                 $ 479,917              $ 441,927              $ 429,217
                                                 ===========================================================================
Interest Income
Loans and leases                                             $ 19,653               $ 28,398               $ 21,720
Investments                                                     6,546                  7,894                  6,016
Federal funds sold                                                157                    544                    314
Interest-bearing deposits                                          14                    181                    134
                                                 ---------------------------------------------------------------------------
      Total                                                  $ 26,370               $ 37,017               $ 28,184
                                                 ===========================================================================
Interest Expense
Other Interest-bearing deposits                                 $ 715                $ 1,552                $ 1,284
Certificates of deposit                                         9,495                 14,004                 10,404
Other borrowed funds                                            2,693                  3,788                  2,877
Repurchase agreements                                             792                  1,510                  1,125
                                                 ---------------------------------------------------------------------------
      Total                                                  $ 13,695               $ 20,854               $ 15,690
                                                 ===========================================================================
Net Interest Income                                          $ 12,675               $ 16,163               $ 12,494
                                                 ===========================================================================
Yield on average earning assets                                 6.42%                  7.25%                  7.59%
Cost of average interest-bearing liabilities                    3.82%                  4.72%                  4.89%
                                                 ---------------------------------------------------------------------------
Interest rate spread                                            2.60%                  2.53%                  2.70%
                                                 ===========================================================================
Net yield on average earning assets                             3.09%                  3.17%                  3.37%
                                                 ---------------------------------------------------------------------------

FIDELITY D & D BANCORP, INC. and SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Loan Losses

The provision is an expense charged against earnings for actual or potential losses from uncollectible loans and leases. Through the provision, the allowance for loan losses is increased. Loans determined to be uncollectible are charged-off against the allowance.

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

For the nine months ended September 30, 2002, there were no adjustments made to the historical loan loss experience. However, there were qualitative adjustments made to the above factors based upon current delinquency levels within the loan portfolio and net charge-offs. The qualitative adjustments necessitated an increase in the provision for loan losses.

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area. There are no individual significant nonperforming loans.

                                                     September 30, 2002      December 31, 2001     September 30, 2001

Loans, net of unearned income                           $ 366,618,938          $ 357,718,257          $ 340,968,097

Allowance for loan losses                                 $ 3,861,378            $ 3,741,933            $ 3,511,115

Percentage to net loans                                          1.05%                  1.05%                  1.03%

Provision for loan losses
     Year ended                                                                  $ 2,474,637
     Nine months ended                                    $ 1,176,000                                   $ 1,173,937
     Three months ended                                     $ 220,000                                     $ 569,937

(Charge offs)/recoveries, net
     Year ended                                                                 $ (1,996,984)
     Nine months ended                                   $ (1,056,556)                                   $ (927,102)
     Three months ended                                    $ (180,695)                                   $ (358,908)

The allowance for loan losses can generally absorb losses throughout the loan and lease portfolios. However, in some instances an allocation is made for specific loans or groups of loans.

The slowing economy has impacted the loan portfolio. That trend is reflected in the increase in charged-off loans, especially commercial and consumer. The increase in the number of delinquencies necessitated the hiring of additional collection personnel during 2002, to help facilitate the collection process.

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
  Application of historical loss percentages (5-year average) to pools to determine the allowance allocation.

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

In the internal review of loans during 2002, for both delinquency and collateral sufficiency, management concluded that there were an above average number of loans that lacked the ability to repay in accordance with contractual terms. The allowance for loan losses was increased based upon these findings.

Bank policy stipulates that loans not secured by residential or commercial real estate, in payment default exceeding 90 days, shall be placed in a non-accrual status. Loans secured by real estate will by placed in a non-accrual status when payment default exceeds 180 days.

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

Based upon the thorough analysis of both the loan portfolio and the allowance for loan losses at September 30, 2002, the Bank is confident that the allowance provides adequate protection against portfolio loss. However, there could be instances of which the Bank is unaware that may require additional charge-offs and or increases to the provision.

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

The Company uses a simulation model to better understand the risks to the Company that may be brought about by changes in market interest rates. At September 30, 2002, the Company simulated the effects on the net interest margin given an immediate parallel shift in the yield curve of 200 basis points in either direction. The results of the simulation did not fall within the Company’s established policy limits for changes in the net interest margin if rates decreased 200 basis points. There was however, an improvement since June 30, 2002. A 200 basis point decrease at June 30, 2002 would have reduced the net interest margin by 17.86%. At September 30, 2002, the reduction was 13.95%.

Given the current market conditions it is highly unlikely that there would be an immediate 200 basis point decline in rates. However, the Company is exploring strategies to improve this situation. Such strategies could include increasing the relative amount of rate sensitive assets by shorting the terms on investments or by acquiring more adjustable rate assets. Another tactic would be to emphasize longer-term deposit rates.

The Company has instituted certain procedures and policy guidelines to manage the rate sensitive position. Those internal rules enable the Company to react to changes in market rates and protect net interest income from significant fluctuations.

Cumulative liquidity (in thousands of dollars):

                                                    Sept 30, 2002             Dec 31, 2001           Sept 30, 2001

Assets due within one year                               $240,088                 $259,938                $231,749

Liabilities due within one year                          $281,500                 $271,708                $276,143

Percent of assets due within one year
to liabilities due within one year                         85.29%                   95.67%                  83.92%

Investments included with assets due within one year were scheduled by maturity dates and not by call dates.

Liabilities include deposits not having stated maturity dates (DDA’s, NOWs, Savings & MMDA’s) in the amounts reported. In addition, sweep accounts were classified as having immediate maturity dates.

Liquidity Management

Liquidity for a bank is the ability to fund customers' needs for borrowings deposit withdrawals and normal operating expenses of the Bank. Sources of liquidity are:

  Cash and cash equivalents
  Asset maturities and paydowns
  Loans and investments available-for-sale
  Growth of core deposits
  Growth of repurchase agreements
  Increase of other borrowed funds from correspondent banks
  Issuance of capital stock

Management monitors asset and liability maturities to match anticipated cash flow requirements. These cash flow requirements are reviewed with the use of internally generated reports.

Management believes that the present level of liquidity is adequate for current operations.

The Company's capital amounts and ratios at September 30, 2002 are as follows:

                                                                                              To be Well Capitalized
                                                                       For Capital            Under Prompt Corrective
                                            Actual                  Adequacy Purposes            Action Provisions
                                            Amount       Ratio           Amount          Ratio         Amount            Ratio
Total Capital
        (to Risk Weighted Assets)       $47,131,482      12.35%      $ 30,530,723        8.00%      $ 38,163,403         10.00%
Tier 1 Capital
        (to Risk Weighted Assets)       $43,254,146      11.33%      $ 15,265,361        4.00%      $ 22,898,042          6.00%
Tier 1 Capital
        (to Average Assets)             $43,254,146       7.47%      $ 23,149,008        4.00%      $ 28,936,261          5.00%

The ratios for the Bank are not materially different from those of the Company.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 1, 2002, the bank was served with a Civil Complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demands approximately $250,000 in connection with certain environmental remediation activities purportedly performed prior to the opening of the bank's new Eynon branch. On July 22, 2002, the bank filed Preliminary Objections to the Complaint. Plaintiff replied to the bank's Preliminary Objections on August 20, 2002, and filed a Brief in Opposition. The bank awaits the Court's determination to these pleadings. The bank intends to vigorously defend this action.

Management, after consulting with the company's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the company. There are no proceedings pending other than ordinary routine litigation incident to the business of the company and of the bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against the company or the bank.

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

         11 Statement regarding computation of earnings per share.  Included herein on page 10

b)       The Company filed a current report on Form 8-K with the Securities and Exchange
         Commission on March 25, 2002 (Disclosing the Form of Employment Agreement with
         Joseph J. Earyes made as of January 15, 2002)

FIDELITY D&D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512

FORM 10-Q SEPTEMBER 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2002                        ___________________________________
                                               Michael F. Marranca, Chairman of the Board and President

DATE: November 14, 2002                        ___________________________________
                                               Joseph J. Earyes, Executive Vice President and C E O

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Joseph J. Earyes, certify that:

  I have reviewed this quarterly report on Form 10-Q of Fidelity D & D Bancorp, Inc;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
_______________________
Joseph J. Earyes
Executive Vice President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Robert Farrell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Fidelity D & D Bancorp, Inc;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
_______________________
Robert Farrell
Treasurer, Principal Accounting Officer

FIDELITY D&D BANCORP, INC. and SUBSIDIARY
DUNMORE, PA 18512
FORM 10-Q SEPTEMBER 30, 2002

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

         11 Statement regarding computation of earnings per share.  Included herein on page 10