Form 10-K
period 2002-12-31
FIDELITY D & D BANCORP INC
filed 2003-03-31
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

_____ YES                  __X__ NO

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT EQUALS $51,419,439, AS OF JUNE 28, 2002, BASED ON A MARKET PRICE OF $36.00. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 14, 2003, EQUALS 1,824,829.

DOCUMENTS INCORPORATED BY REFERENCE:

Excerpts from the Registrant’s 2002 Annual Report to Shareholders are incorporated herein by reference in response to Part II. The Registrant’s definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III.

Contents

Business                                                                3

Properties                                                              4

Legal Proceedings                                                       5

Submission of Matters to a Vote of Security Holders                     6

Market for the Company's Common Equity and

   Related Stockholder Matters                                          7

Select Financial Data                                                   7

Mangements's Discussion and Analysis

   of Financial Condition and Results of Operations                     8

Financial Statement and Supplementary Data                              9

Changes in and Disagreements with Accountants

   on Accounting and Financial Disclosure                              48

Directors and Executive Officers of the Company                        87

Executive Compensation                                                 87

Security Ownership of Certain Beneficial Owners and Management         88

Certain Relationships and Related Transactions                         88

Controls and Procedures                                                88

Exhibits, Financial Statement Schedules and Reports on Form 8-K        90

Signatures                                                             92

Certificatons                                                          94

Exhibit Index                                                          97

FIDELITY D & D BANCORP, INC.
PART I
ITEM 1:       BUSINESS

Fidelity D&D Bancorp, Inc (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, whose wholly owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) and is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania. Financial holding company status was elected effective June 27, 2001.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a trust department and also provides alternative financial products. The service area is comprised of the Borough of Dunmore and the surrounding communities in Lackawanna and Luzerne counties.

A complete list of services provided by the Bank is detailed in the section entitled "Products & Services" contained herein.

The Bank is one of two financial institutions headquartered in Dunmore, Pennsylvania. Sources of competition come from:

  Local Community Banks
  Savings Banks
  Money Market Funds
  Mutual Funds
  Credit Unions
  Savings & Loans
  Insurance Companies
  Regional Banks
  Small Loan Companies
  Other Financial Service Companies

There are no concentrations of loans that, if lost, would have a materially adverse effect on the business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact.

On December 31, 2002, the Company had 176 full-time equivalent employees, including officers and part-time employees.

The Company is subject to the regulations of:

  The Securities and Exchange Commission
  The Federal Reserve Board

The Bank is subject to the regulations of:

  The Pennsylvania Department of Banking
  The Federal Deposit Insurance Corporation

Accounting policies and procedures are designed to comply with accounting principles, generally accepted in the United States of America (GAAP).

Applicable regulations relate to, among other things:

  operations
  securities
  risk management
  consumer compliance
  mergers
  consolidation
  reserves
  dividends
  branches
  capital adequacy

The Bank is examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation on an alternate year basis. The last examination was conducted by the Pennsylvania Department of Banking as of September 30, 2002.

The Company’s internet address is www.the-fidelity.com. The Company currently does not make available the Annual Report on Form 10-K, quarterly reports or Form 10-Q and current reports or Form 8-K through the website. The Company is in the process of constructing space within the website to accommodate this information in the future. The anticipated completion date to make these reports available is June 2003. In the meantime, these reports will be provided without charge in either electronic or paper format upon request.

ITEM 2:       PROPERTIES

The Company and the Bank are headquartered at the Main Branch on the corner of Blakely and Drinker Streets in Dunmore, Pennsylvania. The main office is a full-service banking center including a walk-up teller window, drive-thru windows and two twenty-four hour automated teller machines (ATMs). Administrative, Loan, Trust, Personal Investment, operational departments and customer service areas are also located in this building. There is space available for future use. The main office complex is free of any encumbrances.

The Green Ridge Branch, the first Scranton facility, operates from leased space in the Green Ridge Shopping Center in Scranton, Pennsylvania. This branch is a full-service office with a twenty-four hour ATM.

A second Scranton Branch is in a leased facility located at 139 Wyoming Avenue, Scranton, Pennsylvania. This office has a walk-up window and provides full-service banking to the downtown Scranton area.

The Abington Branch is located on the Morgan Highway in Clarks Summit, Pennsylvania. The building from which the branch operates is leased. This office provides full-service financial products, including a twenty-four hour ATM and drive-thru windows. This office provides convenience to our customers located throughout the greater Abington area.

There is also a banking facility limited to serve employees and patients of the Clarks Summit State Hospital which is located within the hospital facility in Clarks Summit, Pennsylvania. The office is leased from the hospital under a lease for service provided agreement.

The Keystone Industrial Park Branch (KIP) is located in Dunmore, Pennsylvania. This office provides full-service banking with drive-thru windows and a twenty-four hour ATM. KIP is free of encumbrances.

The Pittston Branch is located in Bruno’s Supermarket 403 Kennedy Boulevard, Pittston, Pennsylvania. The space in the supermarket is leased. This office provides full-service banking including a twenty-four hour ATM. This location provides convenient service at extended hours to the Bank’s clientele in Luzerne County, Pennsylvania.

The Financial Center Branch is located at 338 North Washington Avenue in Scranton, Pennsylvania. This office provides full-service banking, including a twenty-four hour ATM. Executive and Operational offices are located in this building. A portion of the third floor is currently leased to a non-related entity. The Company owns the property free of encumbrance. The Company also owns, free of encumbrance, an adjacent building, which is leased to a non-related entity.

The Moosic Branch is located at 4010 Birney Avenue, Moosic, Pennsylvania. The branch operates from leased space. This office provides full-service banking, including a twenty-four hour ATM and drive-thru windows. The branch’s location provides the necessary link between the Lackawanna and Luzerne County branch office networks.

The West Pittston Branch is located in the Insalaco Shopping Center at 801 Wyoming Avenue, West Pittston, Pennsylvania. The branch operates from leased space. This office provides full-service, including a twenty-four hour ATM, to the Luzerne County area.

The Peckville Branch is located at 1598 Main Street, Peckville, Pennsylvania. The branch operates from leased space. This office provides full-service banking, including a twenty-four hour ATM and drive-thru windows.

The Bank’s branch coverage in Luzerne County includes a leased space known as the Kingston Branch, located at 247 Wyoming Avenue, Kingston, Pennsylvania. This office provides full-service financial products, including a twenty-four hour ATM and drive-thru windows.

On July 17, 2002, the Bank opened a new location in Lackawanna County. The Eynon Branch is located on Route 6 Business Eynon, Pennsylvania. The branch operates from leased space. This office provides full-service financial products, including a twenty-four hour ATM and drive-thru windows.

The Bank contracted space during 2002 for free standing twenty-four hour ATMs located at:

  300 Meadow Ave. Scranton, Pennsylvania
  Route 307 Covington Township, Pennsylvania
  511 Main St. Childs, Pennsylvania
  1650 W. Main St. Stroudsburg, Pennsylvania

None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank.

The Bank owns a commercial facility located at 116 – 118 N. Blakely Street Dunmore, Pennsylvania. The facility is currently leased by a non-related entity. The property is held for possible future expansion.

All foreclosed properties are listed for sale. Foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.

Repossessed assets consist of vehicles financed by the Company. Subsequent to the loan or lease, the borrower or lessee defaulted on their contract and the Company repossessed the unit. Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the Allowance for Loan and Lease Losses.

Terminated leases are vehicles that were lease financed by the Company and contractual terms fulfilled. As per the lease agreement, the vehicles are returned to the Company and recorded on the books at the residual value. Vehicles are subsequently sold at public auction. Any difference between residual value and auction price is submitted to the Company’s residual insurance carrier for payment. After receipt of residual insurance proceeds, any remaining deficiency balance is charged against current earnings.

ITEM 3:       LEGAL PROCEEDINGS

On July 1, 2002, the Bank was served with a civil complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demands approximately $250,000 in connection with certain environmental remediation activities. The activities were purportedly performed prior to the opening of the Bank’s new Eynon branch. On July 22, 2002, the Bank filed preliminary objections to the complaint. The preliminary objections were decided on November 26, 2002, and the Bank filed its answer and new matter raising various legal defenses. Formal discovery has commenced and depositions are scheduled through May 2003. The Bank intends to vigorously defend this action.

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of the Company after consulting with legal counsel, no other legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect the Company’s undivided profits or financial condition. No other legal proceedings are pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II
ITEM 5:       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders requesting information about the Company’s common stock may contact Michael F. Marranca, Chairman of the Board and President or Joseph J. Earyes, Executive Vice President and Chief Executive Officer. Requests may be mailed to:

Fidelity D & D Bancorp, Inc.
Blakely and Drinker St.
Dunmore, PA 18512
(570) 342-8281

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol FDBC.

The following table lists the quarterly cash dividends paid and the range of bid and asked prices for the Company’s common stock. Such over-the-counter prices do not include retail mark-ups, markdowns, or commissions.

                                             2002                                            2001
                                   Prices          Dividends                         Prices       Dividends
                           High              Low               Paid            High           Low          Paid

1st Quarter               $37.50            $36.50             $.20           $37.375        $36.00       $.1875
2nd Quarter               $37.50            $37.00             $.21           $37.00         $35.50       $.20
3rd Quarter               $39.50            $37.25             $.21           $37.00         $35.90       $.20
4th Quarter               $38.50            $37.40             $.22           $37.75         $36.40       $.20

The Company expects to continue paying similar dividends in the future. However, future dividends are dependent on earnings, the capital needs of the Company and other factors. Prior to the formation of the Company, the Bank paid dividends on a quarterly basis for over thirty years. Dividends are determined and declared by the Board of Directors. For a further discussion of regulatory capital requirements see Note 14 “Regulatory Matters”, contained within the Notes to Consolidated Financial Statements.

The Company had approximately 1,450 shareholders at March 14, 2003 and approximately 1,446 at December 31, 2002. The number of shareholders is the actual number of individual shareholders of record. Security depositories are considered as individual shareholders for the purpose of determining the approximate number of shareholders.

The Company has established a dividend reinvestment plan for its shareholders. The plan is designed to make the Company’s stock more available to our shareholders and to raise additional capital for future needs.

ITEM 6:       SELECTED FINANCIAL DATA
                                                    2002              2001              2000             1999             1998
                                                    ----              ----              ----             ----             ----
Balance Sheet Data:
-------------------
Total assets                                 $577,989,236       $569,029,838      $491,077,054     $446,569,505      $348,069,896
Total investment securities                   149,549,607        153,973,988       119,756,391      109,262,221        78,607,860
Net loans                                     354,262,050        353,976,324       333,600,975      296,193,518       235,430,079
Loans available-for-sale                       28,715,355         16,150,020         9,953,958        4,895,124         8,527,076
Total deposits                                413,788,176        407,778,728       339,310,328      294,366,985       239,734,390
Total borrowings:                             114,213,014        117,480,988       111,024,721      117,554,046        71,657,299
Total shareholders' equity                     45,234,433         40,172,230        37,215,063       31,841,549        33,745,541

Operating Data for the year end:
--------------------------------
Total interest income                        $ 34,567,393       $ 36,379,689      $ 35,085,780     $ 28,541,051      $ 23,443,709
Total interest expense                        (17,882,440)       (20,853,631)      (21,468,230)     (15,375,799)      (12,308,632)
                                             ------------       ------------     ------------       ------------    ------------
Net interest income                            16,684,953         15,526,058        13,617,550       13,165,252        11,135,077
Provision for loan losses                      (1,664,000)        (2,474,637)       (1,158,260)        (530,000)         (646,000)
                                               -----------        -----------      -----------     ------------      ------------
Net interest income after provision for
loan losses                                    15,020,953         13,051,421        12,459,290       12,635,252        10,489,077
Other income                                    3,302,749          3,701,578         3,005,218        2,227,787         1,902,734
Other operating expense                       (12,751,174)       (11,998,997)      (11,699,489)     (10,170,458)       (7,609,162)
                                             -------------      -------------     -------------    -------------     -------------
Income before provision for income taxes        5,572,528          4,754,002         3,765,019        4,692,581         4,782,649
Provision for income taxes                     (1,526,355)          (905,866)         (558,391)        (894,888)       (1,246,760)
                                             -------------      -------------     -------------    -------------     -------------
Net Income                                     $4,046,173         $3,848,136        $3,182,628       $3,797,693        $3,535,889
                                             ============       ============      ============     ============      ============

Per Share Data:
---------------
Net income per share - basic*                 $      2.23         $     2.12        $     1.76       $     2.12       $      2.08
Net income per share - diluted*               $      2.22         $     2.12        $     1.76       $     2.12       $      2.08
Dividends declared                            $ 1,526,371         $1,426,097        $1,366,075       $1,344,141       $ 1,200,409
Dividends per share                           $      0.84         $     0.79        $     0.76       $     0.75       $      0.70
Book Value per share                          $     24.86         $    22.08        $    20.60       $    17.68       $     18.88
Weighted average number of shares
Outstanding**                                   1,817,430          1,811,391         1,803,674         1,792,232        1,697,108
Number of shares outstanding at year
end**                                           1,819,376          1,819,168         1,806,274         1,800,784        1,787,294

Ratios:
-------
Return on average assets                             0.70%              0.72%             0.67%            0.94%             1.13%
Return on average equity                             9.47%              9.64%             9.54%           11.42%            11.78%
Net Interest Margin                                  3.10%              3.17%             3.14%            3.55%             3.82%
Efficiency Ratio                                    63.42%             62.42%            67.66%           63.23%            57.24%
Expense Ratio                                        2.20%              2.25%             2.46%            2.50%             2.43%
Allowance for loan losses to total
loans                                                1.02%              1.01%             0.95%            1.05%             1.23%
Dividend payout ratio                               37.72%             37.06%            42.92%           35.39%            33.95%
Equity to assets                                     7.83%              7.06%             7.58%            7.13%             9.70%
Equity to deposits                                  10.93%              9.85%            10.97%           10.82%            14.08%

* Based on weighted average shares and adjusted for the stock exchange in 2000.
**Based on actual shares outstanding and adjusted for the stock exchange in 2000.

ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Besides historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution readers not to place undue reliance on these forward-looking statements. The forward-looking statements reflect management’s analysis only as of December 31, 2002. The Company undertakes no obligation to update these forward-looking statements to reflect circumstances that arise after December 31, 2002. Readers should carefully review the risk factors described in other documents the Company files with the Securities and Exchange Commission. Such documents include Reports on Form 10-Q and current Reports on Form 8-K.

Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, actual results could differ materially from those contained or implied by the forward-looking statements:

  Interest rates could change more quickly or dramatically than expected.
  Significant unexpected economic change may affect the ability to attract or maintain sources of funding. Loan demand and/or repayment could change in unanticipated ways.
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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2002 is adequate and reasonable. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service. In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, management typically obtains price quotes from more than one source. As described in Notes 1 and 3 of the consolidated financial statements, the large majority of the Company’s investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax reported separately within shareholders’ equity through accumulated and other comprehensive income.

The fair value of residential mortgage loans classified as available-for-sale is obtained from the Federal National Mortgage Association (Fannie Mae). The fair value of SBA loans classified as available-for-sale is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained. Further discussion on the accounting treatment of available-for-sale loans is in the section entitled “Loans-available-for sale”, contained within Management’s Discussion and Analysis.

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

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2002, 2001 and 2000;

                                                                        (Thousands of Dollars)
                                                        2002                     2001                    2000
                                                  Amount    Percent      Amount      Percent       Amount    Percent
                                                  ------    -------      ------      -------       ------    -------
Assets:

Cash and due from banks                        $  18,763      3.25%    $  19,845      3.49%      $  5,503      1.12%
Interest bearing deposits with
Financial institutions                             7,456      1.29         5,800      1.02          3,277      0.67
Investment securities                            149,550     25.87       153,974     27.06        119,756     24.39
Net loans                                        354,262     61.29       353,976     62.21        333,601     67.93
Loans Available-for-sale                          28,715      4.97        16,150      2.84          9,954      2.03
Accrued interest receivable                        2,347      0.41         3,268      0.57          3,546      0.72
Bank premises and equipment                       12,735      2.20        11,514      2.02         11,391      2.32
Foreclosed assets held for sale                      437      0.08           688      0.12            353      0.07
Other assets                                       3,724      0.64         3,815      0.67          3,696      0.75
                                               ---------    ------     ---------    -------      --------    -------
Total assets                                   $ 577,989    100.00%    $ 569,030    100.00%      $491,077    100.00%
                                               =========   ========    =========   ========      ========    =======

Liabilities:

Deposits, non-interest bearing                 $  61,151     10.58%    $  53,302      9.37%      $ 47,185      9.61%
Certificates of deposit of $100,000
  or more                                        129,487     22.40       132,680     23.32         94,718     19.29
Other interest-bearing deposits                  223,150     38.61       221,797     38.98        197,407     40.20
Short-term borrowings                             51,213      8.86        54,481      9.57         48,025      9.78
Other borrowed funds                              63,000     10.90        63,000     11.07         63,000     12.82
Accrued interest payable and other
  Liabilities                                      4,754      0.82         3,598      0.63          3,527      0.72
                                               ---------    ------     ---------    -------      --------    -------
Total liabilities                                532,755     92.17       528,858     92.94        453,862     92.42
Shareholders' equity                              45,234      7.83        40,172      7.06         37,215      7.58
                                               ---------    ------     ---------    -------      --------    -------
Total liabilities and shareholders'
Equity                                         $ 577,989    100.00%    $ 569,030    100.00%      $491,077    100.00%
                                               =========    =======    =========    ========     ========    =======

The year 2002

Balance Sheet, Liabilities:
Deposits:
                                                                                                            Dollar        Percent
                                                December 31, 2002         December 31, 2001                 change         change

      Noninterest-bearing deposits
Personal                                             $ 22,956,626              $ 22,333,970                $ 622,656        2.79%
Non-personal                                           24,877,991                23,622,034                1,255,957        5.32%
Public fund                                             4,039,547                 2,872,126                1,167,420       40.65%
Bank checks                                             9,277,301                 4,473,474                4,803,827      107.38%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                               $ 61,151,465              $ 53,301,605              $ 7,849,860       14.73%
==================================================================================================================================

        Certificates of deposit
          of $100,000 or more
Personal                                             $ 79,169,750              $ 61,521,341             $ 17,648,409       28.69%
Non-personal                                           23,571,462                23,391,143                  180,318        0.77%
Public fund                                            21,111,991                42,578,923              (21,466,933)     -50.42%
IRA's                                                   5,633,296                 5,188,588                  444,708        8.57%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 129,486,498             $ 132,679,995             $ (3,193,497)      -2.41%
==================================================================================================================================

                 Other interest-bearing deposits
CD's less than $100,000:
Personal                                             $ 95,302,987              $ 98,038,828             $ (2,735,841)      -2.79%
Non-personal                                           11,054,526                25,035,720              (13,981,194)     -55.84%
Public fund                                               633,489                   833,561                 (200,072)     -24.00%
IRA's                                                  20,358,968                20,535,149                 (176,181)      -0.86%
----------------------------------------------------------------------------------------------------------------------------------
               sub total                              127,349,970               144,443,257              (17,093,288)     -11.83%
NOW acounts                                            40,719,446                36,012,247                4,707,199       13.07%
Money market deposits                                  16,561,358                 7,411,972                9,149,386      123.44%
Savings and clubs                                      38,519,440                33,929,652                4,589,788       13.53%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 223,150,213             $ 221,797,128              $ 1,353,085        0.61%
==================================================================================================================================

             Total deposits
Noninterest-bearing deposits                         $ 61,151,465              $ 53,301,605              $ 7,849,860       14.73%
Interest-bearing deposits                             352,636,711               354,477,123               (1,840,412)      -0.52%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 413,788,176             $ 407,778,728              $ 6,009,448        1.47%
==================================================================================================================================

              Public funds
Noninterest-bearing                                   $ 4,039,547               $ 2,872,126              $ 1,167,420       40.65%
Certificates of deposit                                21,745,480                43,412,484              (21,667,004)     -49.91%
NOW acounts                                            10,299,948                 6,868,500                3,431,448       49.96%
Money market deposits                                   8,923,912                   442,860                8,481,051     1915.06%
Savings and clubs                                       2,806,208                 1,413,952                1,392,257       98.47%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                               $ 47,815,094              $ 55,009,922             $ (7,194,828)     -13.08%
==================================================================================================================================

           Internet deposits
Noninterest-bearing                                         $ 907                 $ 102,942               $ (102,035)     -99.12%
Interest-bearing                                       11,139,780                26,345,696              (15,205,916)     -57.72%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                               $ 11,140,687              $ 26,448,638            $ (15,307,951)     -57.88%
==================================================================================================================================

Total assets                                        $ 577,989,236             $ 569,029,838
Total deposits to total assets                             71.59%                    71.66%
Internet deposits to total deposits                         2.69%                     6.49%
Public funds to total deposits                             11.56%                    13.49%
Public funds to total assets                                8.27%                     9.67%

Due to the prevailing economic conditions in 2002, many investors moved monies from mutual funds into insured financial institutions. The Bank experienced growth in non-interest bearing deposits and short term interest-bearing accounts. As interest rates declined, these liquid accounts were preferred over fixed rate certificates of deposit (CDs). The liquidity aspect of these accounts allows depositors to transfer funds into fixed term CDs, when interest rates begin to rise.

Among the reasons cited by depositors as to why they selected the Bank are:

  Courtesy and professionalism of staff
  Expanded branch network
  Extended Banking hours
  Products and services offered
  Internet services
  Other banking relationships

Part of the non-interest bearing deposits (DDA) growth is attributed to recent branch expansion. For example, DDA balances at the new Kingston and Peckville offices had a combined $3,900,000 at December 31, 2002, compared to $2,452,000 at December 31, 2001. DDA balances at the Eynon office, which opened in July 2002, were $82,000 at December 31, 2002.

Non-personal and Public Fund DDA balances grew $2,423,000 or 9.15% during 2002. Increased commercial lending relationships contributed to the growth in commercial deposits, as also did the successful marketing of commercial deposit products.

Commercial products include:

  Sweep accounts
  Merchant Credit Card Processing
  Lock box operation
  Flex Cash Manager
  Fidelity @ Work

During 2002, the Bank instituted several programs, including the following to attract demand deposit accounts.

The Fidelity Check Card Campaign was designed to issue check cards to new and existing depositors. With the ease of purchasing goods and services with check cards, the Bank provides depositors an incentive to increase balances carried in their accounts. During the campaign, maintenance charges were waived for one year for any card issued.

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

Although personal CDs increased $14,913,000 during 2002, an overall slight decline in interest-bearing deposits was caused by a large reduction in Public Fund CDs towards year end and withdrawals of non-personal deposits in the second half of 2002.

While much of the decline in Public Fund CDs was necessitated by cash requirements of the Public entities, approximately $8,481,000 was transferred into money market accounts for liquidity purposes. The transfer of Public funds into money market accounts comprises 81.95% of the growth in this product. The Bank anticipates that it will recapture much of the overall decrease in Public Fund deposits during 2003.

The maturity distribution of CDs $100,000 or more at December 31, 2002 is as follows:

          3 Months         3 - 6          6 - 12            Over
          or less         Months          Months         12 months           Total
          -------         ------          ------         ---------           -----
        $24,462,673     $8,861,488     $45,995,624      $50,166,713       $129,486,498

The over 12 months maturity distribution of CDs represents 12.12% of total deposits at December 31, 2002. The Bank believes this category provides a stable source of funds for future requirements.

Accrued expenses and other liabilities:

Rate reductions in interest-bearing deposits and short-term borrowings caused accrued interest payable to decrease from $2,757,000 at December 31, 2001, to $1,707,000 at December 31, 2002.

A $746,000 non-interest bearing liability for the pending settlement of investment securities purchased was recorded at December 31, 2002. The Bank did not have any pending investment purchases at December 31, 2001.

Short-term borrowings:

Interest rate reductions and customer liquidity needs caused repurchase agreements, (Repos) to decrease from $54,258,000 at December 31, 2001, to $47,232,000 at December 31, 2002. Repos are non-insured interest-bearing liabilities that have a security interest in qualified pledged investment securities of the Bank. Repos offered are either a fixed term or a sweep product of the Bank.

Sweep accounts comprise approximately 64% of Repos. A sweep account is designed to insure that an attached DDA is adequately funded and then excess DDA funds are transferred into an interest-bearing overnight Repo, on a daily basis. The sweep will also transfer funds back to the DDA as is necessary, to cover checks presented for payment. The nature of the sweep makes the account more volatile than a fixed term Repo.

Funding requirements of the Bank necessitated $2,850,000 overnight borrowings from the Federal Home Loan Bank of Pittsburgh, (FHLB), at December 31, 2002. There were no borrowings at December 31, 2001.

Repos and overnight borrowings are included with short-term borrowings on the balance sheet (see Note 7 “Short-term Borrowings”, contained within the Notes to Consolidated Financial Statements).

Long-term debt:

Long-term debt consists of borrowings from the FHLB. The weighted average rate on funds borrowed at December 31, 2002, was 5.59%. The weighted-average rate is 76 basis points below the tax-equivalent yield of 6.35% on average earning assets for the year ending December 31, 2002. Rates on the advances are adjustable quarterly, should market rates increase. However, year-end rates on similar FHLB advances are 416 basis points below the rates being paid by the Bank. It is unlikely that during 2003 FHLB borrowing rates will increase above the rates currently being quoted by the FHLB. Should this occur, the Bank has the option, at that time, to repay or renegotiate the advances.

At December 31, 2002, the Bank had the ability to borrow an additional $62,375,000 at the FHLB. The FHLB has short, medium and long-term funding products available to the Bank. Most lines of credit extended to banks by other lenders are short-term.

Balance Sheet, Assets:

Total assets of the Company increased $8,959,000 or 1.575% during 2002. The increase is the result of growth in deposits, as previously discussed, and the retention of profits.

Investments:

Discounting $3,829,000 appreciation in the market value of available-for-sale, (AFS) investments, total investments decreased $8,254,000, during 2002.

With the fall in market rates, United States Government Agency, state and municipal securities of $90,600,000 were called during 2002. No losses were incurred on any of the called bonds.

The market environment also caused many borrowers to prepay or refinance home mortgages. In terms of investments, this contributed to a major reduction in mortgage-backed securities(MBS). MBS are pools of residential mortgages. The majority of MBS owned by the Bank are guaranteed by United States Governmental Agencies. Prepayments on MBS were $18,229,000 in 2002, compared to $2,820,000 in 2001.

Market conditions necessitated a restructuring of the investment portfolio to protect earnings which were being adversely impacted by bond calls and adjustable rate MBS. To accomplish the restructuring, the Bank sold AFS investments having a net book value of $37,193,000. There were no sales of investments categorized as held-to–maturity in 2002.

Proceeds from the called bonds and MBS prepayments were reinvested primarily in fixed rate MBS. The MBS purchased provide a monthly cash flow which can be reinvested into potentially higher yielding assets. This will become beneficial when market rates begin to increase. The particular bonds purchased had yields in excess of comparable Treasury securities and the current rates being paid on federal funds sold.

After careful consideration of the characteristics of the individual securities and their potential reaction to market changes, $9,058,000, purchased bonds were classified as held-to-maturity and $128,932,000, were classified as AFS.

Classifying bonds as held-to-maturity protects the balance sheet from downward market trends that AFS securities are exposed to. The decision to classify securities as AFS gives the Bank greater flexibility in the management of the investment portfolio and overall liquidity management.

The Bank actively monitors depreciation in the bond portfolio. When an individual bond, classified AFS, starts to depreciate, the Bank will determine if it is advisable to sell the security and reinvest the proceeds at a higher yield. Such considerations are based on current market conditions and liquidity needs. Even though bonds in the Bank’s portfolio may depreciate in market value, the principal and interest of the United States Government Agency bonds, United States Government Agency issued MBS and municipal investments is guaranteed by the issuer.

A comparison of investments at year-end for the three previous periods is as follows:

                                                  2002                      2001                         2000
                                           Amount        Percent      Amount      Percent          Amount       Percent
                                           ------        -------      ------      -------          ------       -------
U.S. Government Agencies               $  13,275,625       8.88%   $118,229,745     76.78%     $  81,513,237      68.07%
Mortgage Backed Securities               118,614,057      79.31      19,349,772     12.57         15,033,019      12.55
State & Municipal Subdivisions             9,736,815       6.51      11,609,765      7.54         17,530,127      14.64
Preferred Term Securities                  3,990,000       2.67       1,000,000      0.65                  0       0.00
Equity Securities                          3,933,110       2.63       3,784,706      2.46          5,680,007       4.74
                                       -------------     -------   ------------    -------     -------------     --------
Total                                  $ 149,549,607     100.00%   $153,973,988    100.00%      $119,756,390     100.00%
                                       =============     =======   ============    =======     =============     ========

The distribution of debt securities by stated maturity date at December 31, 2002 is as follows:

                                       1 Year            1 Through      5 Through         More than
                                       or less            5 years        10 years          10 years            Total
                                       -------            -------        --------          --------            -----
U.S. Government Agencies             $ 2,038,794      $  3,030,938     $ 8,205,893     $          0       $ 13,275,625
Mortgage Backed Securities                     0                 0       4,813,782      113,800,275        118,614,057
State & Municipal Subdivisions           882,045           202,784       3,608,628        5,043,358          9,736,815
                                     -----------      ------------     -----------      -----------       ------------
Preferred Term Securities                      0                 0               0        3,990,000          3,990,000
                                     -----------      ------------     -----------      -----------       ------------
Total debt securities                 $2,920,839        $3,233,722     $16,628,303     $122,833,633      $ 145,616,497
                                     ===========      ============     ===========      ===========       ============

Debt securities are stated net of unrealized gain on AFS securities. Net unrealized gain on AFS debt securities at December 31, 2002, was $1,867,000. Debt securities do not include equity securities. Net unrealized gain on equity securities was $50,000 at December 31, 2002.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2002, is as follows:

                                    1 Year                1 through       5 through      More than
                                    Or less               5 years         10 years       10 years         Total
                                    -------               -------         --------       --------         -----
U.S. Government Agencies            4.50%                 4.10%             5.70%          0.00%           5.15%
Mortgaged Backed Securities         0.00                  0.00              5.50           5.16            5.18
State & Municipal Subdivisions      7.41                  7.57              6.84           6.43            6.64
Preferred Term Securities           0.00                  0.00              0.00           3.77            3.77
                                    ----                  ----              ----           ----            ----
Total debt securities               5.39%                 4.32%             5.89%          5.17%           5.24%
                                    =====                 =====            =====          =====           =====

There were no trading securities during 2002.

Loans:

Loans, net of unearned income, increased $444,000 or 0.12% from $357,718,000 at December 31, 2001, to $358,162,000 at December 31, 2002. Gross loans represent 61.97% of total assets at December 31, 2002.

Growth in the portfolio was slowed by the economic downturn both nationally and locally. As lending rates fell, prepayments on existing loans increased. Loans refinanced at lower rates increased the Bank’s exposure to interest-rate risk from potential market upturns. Many new and refinanced loans were classified as AFS, with the intention of immediate sale.

For a further discussion on these issues, see the MD&A sections entitled, “Loans available-for-sale” and “Liquidity Management and Interest Rate Sensitivity”. Additional discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Loans Held for Sale”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

Being committed to the market area, the Bank seeks quality loans, both commercial and consumer. However, the results of 2001 caused the Bank to review lending policies and collection efforts. Additional personnel, including a new experienced Chief Credit Officer, were hired late in 2001, to address these concerns. As a result of these efforts, delinquencies and net charge-offs were reduced and the overall quality of the portfolio improved during 2002.

For a further discussion of delinquencies and net charge-offs, see the MD&A section entitled “Provision for Loan Losses”. Further discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Allowance for Loan Losses” and Note 4 “Loans and Leases” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

It is anticipated that the volume of prepayments and refinance requests will slow, as rates become stable or increase. Furthermore, new loans will be structured to better withstand market fluctuations and improved collection efforts should curtail serious delinquencies.

The commitment of the Bank to our local communities remains strong and the Bank is sufficiently capitalized and structured to deal with these challenges.

Commercial loans increased $23,930,000 or 13.37% during 2002. This increase in commercial loans was primarily due to increased lending within the small business community.

The Bank continues to originate loans using the Small Business Administration (SBA) guaranteed loan program. In return for the Bank funding a loan, which met the criteria of the program, the SBA guarantees a material portion of the principal balance to the Bank, should the borrower default.

Tax-free industrial development loans made to or backed by local municipalities decreased to $8,401,000 at December 31, 2002. Large payoffs at the end of the year contributed to the decline. However, the 2002 year- to-date outstanding average balance of tax-free industrial development loans was $14,882,000 compared to $11,186,000 during 2001.

The Bank participates in the Pennsylvania Capital Access Program (PENNCAP). PENNCAP is a small business lending program whereby the State allocates a reserve fund to be used in the event the Bank were to experience a loss on a loan registered in the program. At December 31, 2002, $4,974,000 commercial loans were registered in this program.

The Bank serves the local market with real estate loans. Real estate and construction loan totals of $114,163,000 were 29.46% of gross loans and AFS loans at December 31, 2002.

Included with real estate loans are home equity lines of credit. The outstanding balance on the credit lines increased $1,384,000 or 23.33% from $5,931,000 at December 31, 2001, to $7,315,000 at December 31, 2002.

The Bank determined that it was prudent to classify a majority of new or refinanced mortgages as AFS during the low interest rate environment experienced during 2002. Thus, providing the ability to maintain interest rate risk sensitivity by selling these mortgages, when mortgage rates begin to rise and the means to produce liquidity, as needed, to fund operations and loan demand. The delay in actively selling these loans caused the considerable net growth in the loans AFS portfolio.

Consumer loans and direct-financing leases decreased $14,181,000 or 18.24% during 2002. A combination of prepayments, the reclassification of credit card receivables to loans available for sale, tightened credit underwriting standards on indirect auto loans and the decision to not aggressively seek leases brought about this decline.

A comparison of loans by amount at year-end for the five previous periods is as follows (all loans are domestic):

                                          2002             2001              2000              1999             1998
                                          -----            -----             ----              ----             ----
Real estate                        $ 85,447,703     $ 96,740,226     $109,942,570      $111,242,490      $99,955,640
Consumer                             56,984,927       67,782,196       66,441,389        64,998,362       47,549,512
Commercial                          202,974,155      179,043,816      146,610,685       113,061,093       85,425,708
Direct financing leases               6,578,720        9,961,967       12,733,075         5,710,579        2,248,990
Real estate construction              6,797,002        5,446,870        2,971,504         5,335,753        3,810,975
                                      ---------        ---------        ---------         ---------        ---------
Gross loans                         358,782,507      358,975,075      338,699,223       300,348,277      238,990,825
Less:
Unearned discount                       620,703        1,256,818        1,833,968           982,384          553,033
Allowance for loan losses             3,899,753        3,741,933        3,264,280         3,172,375        3,007,713
                                      ---------        ---------        ---------         ---------        ---------
Net Loans                          $354,262,050     $353,976,324     $333,600,975      $296,193,518     $235,430,079
                                   ============     ============     ============      ============     ============

Loans available-for-sale           $ 28,715,355      $16,150,020       $9,953,958        $4,895,124       $8,527,076
                                   ============      ===========       ==========        ==========       ==========

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

                                           2002            2001             2000              1999             1998
                                           ----            ----             ----              ----             ----
Real estate                              23.82%           26.95%           32.46%            37.04%           41.82%
Consumer                                 15.88            18.88            19.62             21.64            19.90
Commercial                               56.57            49.88            43.29             37.64            35.74
Direct financing leases                   1.83             2.77             3.76              1.90             0.94
Real estate construction                  1.89             1.52             0.87              1.78             1.60
                                        ------           -------          -------           -------           ------
Gross loans                             100.00%          100.00%          100.00%           100.00%          100.00%
                                        =======          =======          =======           =======          =======

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10.00% of total loans that are not otherwise disclosed as a category in tables above.

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2002. Excluded from the table are non-construction real estate loans, consumer loans and direct financing leases (amounts in thousands):

                                        1 year             1 - 5       More than
                                       or less             Years         5 years       Total
                                       -------             -----         -------       -----
Commercial loans                      $ 28,904          $ 35,581        $138,489    $202,974
Real estate construction                 6,797                 0               0       6,797
                                      --------          --------        --------    --------
Total                                 $ 35,701          $ 35,581        $138,489    $209,771
                                      ========          ========        ========    ========

The following table sets forth the sensitivity changes in interest rates for commercial and real estate construction loans at December 31, 2002 (amounts in thousands):

                                         1 - 5         More than
                                         years           5 years           Total
                                         -----           -------           -----
Fixed interest rate                   $ 12,611          $ 28,841        $ 41,452
Variable interest rate                  22,970           109,648         132,618
                                      --------          --------        --------
Total                                 $ 35,581          $138,489        $174,070
                                      ========          ========        ========

Loans available-for sale:

Residential mortgages, guaranteed portion of Small Business Administration loans and student loans are generally classified as available-for-sale at origination. Should market rates increase, fixed rate loans and loans not immediately repricable would no longer produce yields consistent with the current market. In a declining rate environment, the rates on adjustable rate loans would decrease and interest income would be negatively affected. To protect the Bank from interest-rate risk, loans meeting these conditions may be classified as saleable. Certain consideration is also given to current liquidity needs.

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

The Bank increased loans available-for-sale by $12,565,000 or 77.80% to $28,715,000 at December 31, 2002 from concern of potential interest-rate risk due to the falling rate environment experienced in 2002.

At December 31, 2002, AFS loans include $2,872,000 of credit card receivables. During the fourth quarter of 2002, the Company entered into a credit card receivable sale agreement. The decision was based upon the system in place which was not adequate to properly service the clientele, there was a high level of overhead related to credit card activities, a lack of consistent growth in the portfolio and a high loss experience on non-performing credit cards.

Sale of the portfolio will be concluded during the first quarter of 2003. The purchaser is an experienced handler of credit card lines and there will be no disruption of service. The cards will be marketed with the Bank logo.

Full recourse will be required for two years on customers with a defined below average credit score. The Company will estimate and accrue a recourse liability from sale proceeds to cover the two year full recourse provision, based on the Company’s past loss experience.

The Company expects to recognize a gain on the sale of the credit card receivables in 2003. The recourse liability will be periodically evaluated and increased, if necessary, through a charge to earnings. After the two year recourse period is completed, the remaining recourse liability, if any, will be recognized in earnings.

As detailed in the “Consolidated Statement of Cash Flows” contained herein, proceeds from the sale of loans in 2002 were $26,413,000. The sales were primarily residential mortgages.

Servicing rights on sold loans were retained by the Bank. Servicing rights are retained so the borrower can still deal directly with the Bank. The loans were sold to provide the Bank with liquidity necessary to meet loan demand and to mitigate potential interest-rate risk from potential market rate increases. At December 31, 2002, the outstanding balance of sold residential mortgage loans in which the Bank retained servicing rights was $56,986,000.

Bank premises and equipment, net:

Additions to premises and equipment were $2,542,000 before depreciation of $1,068,000 in 2002.

A new core processing system was installed during the fourth quarter of 2002. Additions for the system, including hardware, software, licensing and installation were $1,232,000. The projected cost of the system was $1,300,000. Capitalized expenditures will be depreciated over their estimated useful lives using the straight-line method.

Additions for the new branch at Eynon were $746,000 for leasehold improvements and $133,000 for furniture and fixtures. Capital expenditures for Eynon, excluding equipment, were originally projected at $250,000. Capitalized expenditures will be depreciated over their estimated useful lives.

During 2002, the Bank determined that a new branch would not be established at the property owned in Clarks Green, Pennsylvania and the property was sold. The property had a net book value of $217,000, at the time of sale.

Other equipment having a net book value of $36,000, was disposed of in 2002. The majority of the equipment was made obsolete by the new core processing system.

A net loss of $44,000 was incurred from the disposition of the property and equipment.

Foreclosed assets held for sale:

Real estate acquired through foreclosure decreased $203,000 due to the net disposal of properties. Repossessed vehicles had a net decrease of $48,000 from the sale of the vehicles at auction.

The year 2001:

Balance Sheet Liabilities

Personal DDA balances increased $3,051,000, or 15.82%, from $19,283,000 at December 31, 2000, to $22,334,000 at December 31, 2001. DDA balances at the Kingston office, opened 2001, were $273,000 and deposits from the Peckville branch, which opened in 2000, increased $217,000 during 2001,

Non-personal and Public Fund DDA balances grew $4,302,000 or 19.40% in 2001.

Official Bank checks issued and outstanding decreased $1,237,000 in 2001.

As a net result of these changes non-interest bearing deposits grew $6,116,000 or 12.96% from $47,186,000 at December 31, 2000, to $53,302,000 at December 31, 2001. The increase in non interest-bearing deposits represents 9.06% of the growth in total deposits during 2001.

Interest-bearing deposits increased $62,352,000 or 21.34% from $292,125,000 at December 31, 2000, to $354,477,000 at December 31, 2001.

Savings and club accounts collectively increased $2,029,000 in 2001.

The decline in market rates contributed to a $2,191,000 decrease in NOW accounts and a $7,980,000 decline in money market deposits in 2001 Some of the deposits were placed into CDs, as depositors favored a guaranteed rate over liquidity.

CDs increased $70,494,000 or 34.20%. Personal CDs grew $32,601,000, non-personal CDs grew $19,739,000 and public fund CDs increased $18,154,000.

Total deposits increased $68,469,000 or 20.18% from $339,310,000 at December 31, 2000, to $407,779,000 at December 31, 2001.

Short-term Borrowings:

Repos increased $18,271,000 or 50.77% from $35,987,000 at December 31, 2001, to $54,258,000 at December 31, 2001. Sweep accounts comprise approximately 74% of Repos.

With the increases in both deposits and Repos, $10,950,000 borrowed from the FHLB was paid off.

Balance sheet Assets:

Total assets of the Company increased $77,983,000 or 15.87% during 2001. The increase is the result of growth in the liability section, as previously discussed and the retention of profits.

Cash and Due from Banks:

During the final week of 2001, daily cash processing was transferred from FHLB, Pittsburgh to the Federal Reserve Bank Philadelphia, (Fed). Cash letters consist of cashed or deposited checks that are not drawn on the Bank and are sent for collection. The Fed was selected based on lower handling costs and improved availability of fund collection. Estimated savings from the transfer will approximate $30,000 annually.

Investments:

Total investments had an increase during 2001 of $34,218,000, net of the change in the market value of AFS investments.

United States Government Agency bonds totaling $89,295,000 and municipal securities of $3,820,000 were called due to the fall in market rates. Principal payments on MBS, also affected by the change in market rates, increased $1,613,000.

Sales of AFS United States Government bonds and AFS municipal securities totaled $14,004,000 in 2001. Sales were necessitated by the call provisions attached to all the bonds sold.

To replace the investments called, prepaid or sold, the Bank purchased $137,904,000 United States Government Agency bonds, $7,107,000 MBS and $1,000,000 preferred term securities. After careful analysis of the characteristics of the individual securities, $18,994,000 United States Agency bonds were classified as held-to maturity. The remaining bonds were classified as AFS.

Preferred term securities are pooled borrowings of FDIC insured financial institutions located within the United States. The institutions are required to have a five-year satisfactory operating history and tier 1 capital ratios greater than ten percent. Preferred term securities a provide diversification within the portfolio. Rates paid on the securities are approximately 200 basis points above Fed Fund rates and are adjustable. The securities have five-year call protection.

Investments constituted 27.06% of total assets at December 31, 2001. Held-to maturity securities were $21,640,000 and AFS investments were $132,334,000.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2001, is as follows (yields are based on amortized cost):

                                     1 year           1 through        5 through         More than
                                     or less          5 years          10 years          10 years         Total
                                     -------          -------          --------          --------         -----
U.S. Government Agencies             0.00%            4.50%            5.78%             6.62%            5.75%
Mortgage Backed Securities           7.86             7.00             5.38              6.28             6.21
State & Municipal Subdivisions       6.88             7.30             7.25              7.11             7.20
Preferred Term Securities            0.00             0.00             0.00              3.63             3.63
                                     ----             ----             ----              ----             ----
      Total debt securities          6.39%            4.58%            5.96%             6.52%            5.91%
                                     =====            =====            =====             =====            =====

Loans:

Gross loans increased $20,276,000 or 5.99% from $338,699,000 in 2000, to $358,975,000 in 2001. Gross loans represent 63.09% of total assets at December 31, 2001.

Commercial loans increased $32,433,000 or 22.12% during 2001.

Tax-free industrial development loans, which are a component of commercial loans, increased 18.03% to $12,112,000 at December 31, 2001.

Real estate and construction loans of $102,187,000 were 28.47% of gross loans at December 31, 2001. Outstanding balances of these loans declined $10,727,000 since December 31, 2000, due to principal repayments and by classifying new mortgages as AFS.

Included with real estate loans are home equity lines of credit. The outstanding balance on the credit lines increased $642,000 or 12.14% from $5,289,000 at December 31, 2000, to $5,931,000 at December 31, 2001.

Consumer loans and direct financing leases decreased $1,430,000 or 1.81% during 2001. A combination of principal payments and the implementation of strategy not to aggressively book indirect auto loans and leases caused the decrease.

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2001. Excluded from the table are real estate loans, consumer loans and direct financing leases (amounts in thousands):

                              1 year           1 - 5             More than
                              or less          Years             5 years         Total
                              -------          -----             -------         -----
Commercial loans              $51,482          $49,655           $77,907       $179,044
Real estate construction        5,447                -                 -          5,447
                              -------          -------           -------       --------
Total                         $56,929          $49,655           $77,907       $184,491
                              =======          =======           =======       ========

The following table sets forth the sensitivity changes in interest rates for commercial and real estate construction loans at December 31, 2001, (amounts in thousands):

                           1 - 5       More than
                           Years        5 years                Total
                           -----        -------                -----
Fixed interest rate       $17,657       $21,814              $ 39,471
Variable interest rate     31,998        56,093                88,091
                         --------       -------              --------
Total                    $49,655        $77,907              $127,562
                         =======        =======              ========

Loans available-for-sale

Due to the falling rate environment, loans available-for-sale increased $6,196,000 or 62.25% to mitigate the potential interest-rate risk.

Fixed Assets:

Additions to premises and equipment were $1,224,000 before depreciation of $1,101,000 in 2001. Improvements to and equipping the Kingston branch were $718,000. System improvements and the expansion of the ATM network comprised the majority of the other additions.

Foreclosed assets held for sale:

An increase of $335,000 was due to repossessed vehicles.

Capital Resources

The Company’s major source of capital has been from the retention of equity in undistributed earnings of subsidiary, as reflected below:

                                                      Net                     Dividends                 Earnings
                                                     Income                   Declared                  Retained
                                                   ----------                ----------                -----------

2002                                               $4,046,173                $1,526,371                $2,519,802
2001                                                3,848,136                 1,426,097                 2,422,039
2000                                                3,182,628                 1,366,075                 1,816,553
1999                                                3,797,693                 1,344,141                 2,453,552
1998                                                3,535,889                 1,200,409                 2,335,480

Capital was further increased in 2002 through the Dividend Reinvestment Plan (DRIP). Shareholders reinvested $479,000 in dividends to purchase additional shares of stock.

Capital was affected by changes in market rates. The Bank’s investment strategy reacting to market changes resulted in a $2,527,000 improvement, net of deferred taxes, in the fair value of investments classified as available-for-sale. At December 31, 2001, the Bank reported a net unrealized loss on AFS securities of $1,262,000. At December 31, 2002, a net unrealized gain of $1,265,000 was reported.

During the second quarter of 2002, 12,960 shares of common stock became available on the open market. The Company purchased the stock for $479,640 with the intention to reissue the stock under the dividend reinvestment plan. After the March 10, 2003 dividend payment date, 12,432 shares of treasury stock were reissued under the dividend reinvestment plan.

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

A yearly comparison of growth trends is as follows (increase/decrease)):

                                     Earning                                   Short-term                  Other
               Assets       %         Assets      %       Deposits      %      Borrowings     %          Borrowings    %
               ------       -         ------      -       --------      -      ----------     -          ----------    -

   2002     $ 8,859,398     2%     $ 7,325,219   1%     $ 6,009,448    1%    ($ 3,267,974)   (6%)               $ 0    0%
   2001      77,952,784     16      60,585,502   13      68,468,400    20        6,456,267    13                  0     0
   2000      44,507,549     10      44,562,595   10      44,943,343    15     (12,224,325)   (20)         5,695,000    10
   1999      98,499,609     29      88,171,199   26      54,632,595    23       30,843,747   105         15,053,000    36
   1998      58,311,070     20      54,885,888   19      21,962,495    10          304,848    1          30,000,000   245

Earning assets do not include loans placed on non-accrual.

Liquidity Management and Interest Rate Sensitivity:

Liquidity and funds management:

Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short- and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

At December 31, 2002, the Company maintained $26.2 million in cash and cash equivalents, which includes Federal funds sold in the form of cash and due from banks (after reserve requirements). In addition, the Company had $28.7 million of loans held for resale and $137.8 million in AFS securities. This combined total of $192.7 million represented 33.4% of total assets at December 31, 2002. The Company believes that its liquidity is adequate.

The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At December 31, 2002, approximately 71.6% of the Company’s assets were funded by deposits acquired within its market area. An additional 7.8% of the assets were funded by the Company’s equity. These two components provide a substantial and stable source of funds.

Net cash provided by operating activities was $7.4 million for the year ended December 31, 2002, as compared to net cash provided by operating activities of $6.8 million for the comparable period in 2001. Net cash used in investing activities decreased $54.7 million for the year ended December 31, 2002, from $63.9 million to $9.2 million, which was primarily attributable to investment securities transactions. Net cash provided by financing activities decreased $71.6 million from 2001. A net decrease in the annual growth of interest-bearing deposits from 2001 to 2002 was the major component impacting funds provided by financing activities.

At December 31, 2002, the Bank had approximately $68.2 million in unused sources of borrowed funds available to meet liquidity requirements as follows:

  Approximated borrowing capacity at the Federal Reserve Bank of Philadelphia of $6.7 million
  Available funding at the Federal Home Loan Bank of Pittsburgh of $61.4 million

The borrowing capacity at the Federal Reserve Bank of Philadelphia is the discounted market value of investment securities pledged as collateral at the date of borrowing.

Interest rate risk management:

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Company’s net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (ALCO), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

Interest Rate Risk Measurement. Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings at risk simulation and economic value at risk simulation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company and the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

Repricing Gap. The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

To manage this interest rate sensitivity gap position, an asset/liability model called cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

At December 31, 2002, the Bank maintained a one year cumulative gap of positive $36.0 million or 6.23% of total assets. The effect of this gap position provided a positive mismatch of assets and liabilities which can expose the Bank to interest rate risk during a period of decreasing interest rates. Conversely, in a rising interest rate environment, net income could be positively affected because more assets than liabilities will reprice during a given period.

                                                            Interest Sensitivity Gap at December 31, 2002

                                               3 months       3 through      1 through        Over
                                                  or less     12 months        3 years       3 years        Total
                                               ------------   ---------      -----------     -------        -----
                                                                        (Dollars in thousands)

Cash and cash equivalents                     $  7,611       $       -      $       -     $  18,608      $  26,219
Investment securities(1)(2)                     17,699          35,043         56,537        40,271        149,550
Loans (2)                                      131,730          90,068        101,367        59,812        382,977
Fixed and other assets                               -               -              -        19,243         19,243
                                             ---------       ---------      ---------      --------      ---------
Total assets                                  $157,040       $ 125,111       $157,904      $137,934      $ 577,989
                                              ========       =========       ========      ========      =========

Non interest-bearing transaction deposits (3)$       -       $   6,126      $  16,848     $  38,177      $  61,151
Interest-bearing transaction deposits (3)        3,552          46,723         35,036         9,905         95,216
Time                                            15,987          42,257         63,983         5,708        127,935
Time over $100,000                              25,150          54,150         45,684         4,502        129,486
Repurchase Agreements                           47,232               -              -             -         47,232
Short-term borrowings                            4,978               -              -             -          4,978
Long-term debt                                       -               -          5,000        58,000         63,000
Other liabilities                                    -               -              -         4,754          4,754
                                             ---------       ---------      ---------      --------      ---------
     Total Liabilities                       $  96,899       $ 149,256      $ 166,551      $121,046      $ 533,752
                                             =========       =========      =========      ========      =========

Interest sensitivity gap                     $  60,141       $ (24,145)    $  (8,647)    $   16,888
                                             =========       =========     ==========    ==========

Cumulative gap                               $  60,141       $  35,996      $  27,349     $  44,237
                                             =========       =========      =========     =========

Cumulative gap to total assets                  10.41%           6.23%          4.73%         7.65%

(1)  Includes net unrealized gains/losses on available-for-sale securities.

(2)  Investments  and loans are  included  in the earlier of the period in which interest  rates were next  scheduled  to adjust or the period in which they are due. In addition,  loans were included in the periods in which they are scheduled  to be repaid  based on scheduled  amortization.  For  amortizing loans and mortgage-backed  securities,  annual prepayment rates are assumed reflecting  historical  experience  as well as  management's  knowledge and experience of its loan products.

(3)  The Bank's demand and savings accounts were generally  subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having  significantly longer effective maturities based on the retention  experiences  of such  deposits in changing  interest rate environments.  The  effective  maturities  presented  are  the  recommended maturity  distribution limits for non-maturing deposits based on historical deposit studies.

Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

Earnings at Risk and Economic Value at Risk Simulations. The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static repricing gap analysis. Although it will continue to measure its repricing gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing the interest rate risk.

Earnings at Risk. Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice one for one with market rates (e.g., savings rate). The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rates simulation model.

Economic Value at Risk. Earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2002 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2002 levels.

                                                              Rates +200                         Rates -200
                                                              ----------                         ----------

Earnings at risk:
   Percent change in:
      Net Interest Income                                         9.60%                            (16.30)%
      Net Income                                                 26.70                             (45.40)

Economic value at risk:
   Percent change in:
      Economic value of equity                                  (18.40)                             (8.30)

      Economic value of equity
        as a percent of total assets                             (1.19)                             (0.54)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.

Results of Operations

Earnings Summary:

                                     2002         2001         2000
                                     ----         ----         ----

Net income                      $4,046,173    $3,848,136    $3,182,628
Diluted earnings per share           $2.22         $2.12         $1.76
Increase/(decrease) per share         0.47%        20.45%       (16.98)%

Per share data has been adjusted for the stock exchange in 2000.

Net Interest Income:

The year 2002 as compared to 2001

The Federal Reserve Bank lowered the discount rate once in 2002. The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. In response to these actions, national prime dropped 50 basis points from 4.75% to 4.25%.

There is a 223 basis point differential between the weighted average of national prime in 2002 and 2001. The weighted average of national prime in 2002 and 2001 was 4.67% and 6.90%, respectively. This difference reflects on the yield on earning assets and the cost of funds when comparing both years.

The actions of the Federal Reserve Bank caused decreases in the rates charged on loans that were subject to repricing and on the rates offered on new loans in 2002. Approximately 20% of the entire loan portfolio was subject to immediate repricing at December 31, 2002. Rates charged on new loans paralleled the reductions in prime. Sales of older loans contributed to the decline in the overall yield on loans.

Market reaction to the drop in prime significantly increased the amount of bonds called during 2002. To properly collateralize public fund deposits and Repos, the Bank had to replace the called bonds with bonds producing a lower yield.

Excess funds from asset turnover and the increase of liabilities were sold daily. The rates on these “Fed funds sold” were at historic lows.

Due to the combination of these factors, the tax equivalent yield on earning assets decreased 90 basis points.

Interest expense was also affected by the decline in market rates. There were deposit rate promotions at the new Eynon branch to develop deposit growth. However, these promotions had a minimal effect on the overall reduction of interest expense.

The effect of market changes caused a 100 basis point decrease in the cost of funds throughout 2002.

With the 10 basis point increase in the tax-equivalent net interest spread and volume increases in loans and investments, net interest income rose $1,159,000 or 7.46% during 2002.

The year 2001 as compared to 2000

During 2001, the Federal Reserve Bank reduced the discount rate eleven times. These actions caused national prime to decrease from 9.50% to 4.75%. The weighted average rate of national prime decreased 234 basis points.

The actions of the Federal Reserve Bank caused decreases in the rates charged on loans that were subject to repricing and on the rates offered on new loans in 2001. Approximately 23% of the entire loan portfolio was subject to immediate repricing at December 31, 2001.

Bonds that were called due to market rate decreases were replaced with lower yielding investments.

As a result of the change in market rates, the tax equivalent yield on earning assets decreased 58 basis points.

Interest rates paid on liabilities were reduced due to the decline in market rates. This action and a $10,950,000 reduction in short term-borrowings produced a 72 basis point decrease in the cost of funds.

With the 14 basis point improvement in tax-equivalent net interest spread and volume increases in investments and loans, net interest income rose $1,909,000 or 14.02% during 2001. A comparison of average earnings assets and the net tax equivalent yields for 2002, 2001 and 2000, in thousands, is as follows:

                                                2002                            2001                             2000
                                     Average    Revenue     Yield     Average    Revenue    Yield     Average    Revenue     Yield
                                     Balance   (Expense)    (Cost)    Balance   (Expense)   (Cost)    Balance   (Expense)    (Cost)
                                     -------   ---------    ------    -------   ---------   ------    -------   ---------    ------
       Earning assets
       --------------

Interest-bearing deposits               $919        $17      1.81%    $12,716      $181      1.42%     $6,833        $45      0.66%

Investments:
US Government Agencies                76,396      4,374       5.73     85,365     5,535       6.48     81,741      5,545       6.78
Mortgage-backed securities            61,082      3,106       5.08     16,971     1,070       6.30     13,180        876       6.65
State & Municipal                     10,185        662       6.50     15,144     1,017       6.72     21,320      1,520       7.12
Other                                  6,337        240       3.78      4,311       272       6.31      5,555        383       6.90
                                     -------      -----       ----    -------     -----       ----    -------      -----       ----
Total Investments                    154,000      8,382       5.44    121,791     7,894       6.48    121,796      8,324       6.51
                                     =======      =====       ====    =======     =====       ====    =======      =====       ====

Loans:
Commercial                           202,500     12,547       6.20    169,621    13,748       8.11    138,420     12,473       9.01
Consumer                              58,157      4,925       8.47     62,180     5,436       8.74     60,728      5,272       8.68
Real estate                          113,679      8,095       7.12    110,854     8,207       7.40    118,375      8,720       7.37
Direct financing leases                7,558        552       7.30     10,026       724       7.22      8,775        764       8.71
Credit cards                           2,897        283       9.77      2,959       283       9.56      2,054        202       9.83
                                     -------      -----       ----    -------     -----       ----    -------      -----       ----
Total loans                          384,791     26,402       6.86    355,640    28,398       7.99    328,352     27,431       8.35
                                     =======     ======       ====    =======    ======       ====    =======     ======       ====

Federal funds sold                    11,584        190       1.64     20,501       544       2.65          0          0          0
                                     -------      -----       ----    -------     -----       ----    -------      -----       ----

Total earning assets                $551,294    $34,991      6.35%   $510,648   $37,017      7.25%   $456,981    $35,800      7.83%
                                    ========    =======      =====   ========   =======      =====   ========    =======      =====

Interest-bearing liabilities
----------------------------

Deposits:
Savings                              $36,031     ($363)      1.01%    $31,523    ($448)      1.42%    $32,881     ($631)      1.92%
NOW                                   37,068      (400)       1.08     35,513     (747)       2.10     38,125    (1,840)       4.83
MMDA                                   9,895      (142)       1.44     11,538     (324)       2.81     13,655      (533)       3.90
CDs ‹ $100,000                       141,964    (6,422)       4.53    130,494   (7,133)       5.47    109,665    (6,291)       5.74
CDs › $100,000                       144,802    (5,929)       4.11    123,928   (6,871)       5.54     91,055    (5,783)       6.35
Clubs                                  1,518       (29)       1.94      1,287      (33)       2.56      1,216       (32)       2.61
                                     -------      -----       ----    -------     -----       ----    -------      -----       ----
Total Deposits                       371,278   (13,285)       3.58    334,283  (15,556)       4.65    286,597   (15,110)       5.27

Repurchase agreements                 45,872      (996)       2.17     40,970   (1,510)       3.69     34,149    (1,917)       5.61

Borrowed funds                        64,045    (3,601)       5.62     66,674   (3,788)       5.68     74,070    (4,441)       6.00
                                     -------      -----       ----    -------     -----       ----    -------      -----       ----

Total interest-bearing
liabilities                         $481,195  ($17,882)      3.72%   $441,927 ($20,854)      4.72%   $394,816  ($21,468)      5.44%
                                    ========  =========      =====   ======== =========      =====   ========  =========      =====

Net interest income                             $17,103                         $16,163                          $14,332
                                                =======                         =======                          =======

Net interest spread                                          2.63%                           2.53%                            2.39%
                                                             =====                           =====                            =====

Net interest margin                                          3.10%                           3.17%                            3.14%
                                                             =====                           =====                            =====

Total average assets                $580,769                         $533,007                        $472,838
                                    ========                         ========                        ========

Average non-interest bearing
deposits                             $53,504                          $46,921                         $41,813
                                     =======                          =======                         =======

Interest income was adjusted to a tax-equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable. This treatment allows a uniform comparison to be made between yields on assets. The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.

Non-accrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. Installment loans and direct financing leases are presented net of unearned interest. All deposits are in domestic bank offices. The average balances are based on amortized cost and do not reflect unrealized gains or losses.

Net yield on earning assets represents the difference between interest income and interest expense divided by total average earning assets.

The following table reflects the change in net interest income attributable to fluctuations in volume and rate:

                                                                  Years ended December 31,
                                                                      ( in thousands )
                                                       2002 Compared to 2001              2001 Compared to 2000
                                                     Increase (Decrease) due to         Increase (Decrease) due to
                                                     --------------------------         --------------------------
                                                   Volume       Rate      Total      Volume       Rate       Total
                                                   ------       ----      -----      ------       ----       -----
Interest income:

Loans and leases:
Mortgage                                            $ 208      $(320)     $(112)      $(553)         $39     $(514)
Commercial                                          1,965     (3,084)    (1,119)       2,462     (1,304)      1,158
Consumer                                            (530)       (126)      (656)         303        (83)        220
                                                    -----       -----      -----         ---        ----        ---
Total loans and leases                              1,643     (3,530)    (1,887)       2,212     (1,348)        864
Investment securities, interest-
bearing deposits and federal
funds sold                                            987       (912)         75         886       (456)        430
                                                      ---       -----         --         ---       -----        ---
Total interest income                             $ 2,630    $(4,442)   $(1,812)     $ 3,098    $(1,804)    $ 1,294
                                                  -------    --------   --------     -------    --------    -------
Interest expense:
Deposits:
Certificates of deposit greater    than
$100,000                                            $ 492    $(1,411)     $(919)     $ 1,821      $(726)    $ 1,095
Other                                                  66     (1,418)    (1,352)       1,069     (1,717)      (648)
                                                       --     -------    -------       -----     -------      -----
Total deposits                                        558     (2,829)    (2,271)       2,890     (2,443)        447
Other interest-bearing liabilities                    635     (1,335)      (700)       (169)       (893)    (1,062)
                                                      ---     -------      -----       -----       -----    -------
Total interest expense                            $ 1,193    $(4,164)   $(2,971)     $ 2,721    $(3,336)    $ (615)
                                                  -------    --------   --------     -------    --------    -------
Net interest income                               $ 1,437      $(278)    $ 1,159       $ 377    $(1,532)    $ 1,909
                                                  =======      ======    =======       =====    ========    =======

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

The Bank has established a Special Asset Committee which meets monthly to review known and potential problem loans and leases. The committee is comprised of senior management, loan officers, credit administration and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area. For the period ended December 31, 2002, adjustments were made to the historical loan loss experience for both the level and trends in delinquent loans. Adjustments were also made based on local and national economic trends.

The following table sets forth loans and lease financing charge-offs and recoveries, through the allowance for loan loss by category for the past five years:

                                                                                 (in thousands)
                                                    2002           2001            2000              1999         1998
                                                    ----           ----            ----              ----         ----

Balance at beginning of period                     $3,742        $3,264          $3,172             $3,008       $2,809

Charge-offs:
------------
Commercial and all other                              928         1,003             602                139          193
Real estate                                            40           119              75                146           43
Consumer                                              850           909             456                196          258
Lease financing                                       131           180              18                  -           86
                                                      ---           ---              --                 -           --
Total                                               1,949         2,211           1,151                481          580

Recoveries:
-----------
Commercial and all other                              359            86              14                 46           56
Real estate                                             -             3              17                  6           36
Consumer                                               69           108              53                 63           39
Lease financing                                        15            17               1                  -            2
                                                       --            --               -                  -            -
Total                                                 443           214              85                115          133
                                                      ---           ---              --                ---          ---
Net charge-offs                                     1,506         1,997           1,066                366          447
Additions charged to operations                     1,664         2,475           1,158                530          646
                                                    -----         -----           -----                ---          ---
Balance at end of period                           $3,900        $3,742          $3,264             $3,172       $3,008
                                                   ======        ======          ======             ======       ======
Net charge-offs to average loans outstanding         0.40%         0.56%           0.33%              0.13%        0.20%
Allowance for loan loss to net charge-offs         258.96%       187.38%         306.19%            866.67%      672.93%
Allowance for loan loss to net loans                 1.02%         1.01%           0.95%             1.05%         1.23%
Loans 30 - 89 days past due and accruing           $6,047        $7,156         $11,049             $4,914       $2,829
Loans 90 days or more past due and accruing        $2,599        $5,398          $1,493             $2,917       $2,689
Allowance for loan loss to loans 90 days or more
past due and accruing                              150.02%        69.32%         218.69%            108.74%      111.86%
Non-accruing loans                                 $4,000        $4,914          $2,287             $1,210       $1,364
Allowance for loan loss to non-accruing loans       97.50%        76.15%         142.75%            262.15%      220.49%
Allowance for loan loss to non-performing
loans                                               59.09%        36.29%          86.37%             76.86%       74.21%
Average net loans                                $380,892      $352,230        $325,163           $277,809     $218,170

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

The slowing economy has impacted the loan portfolio the past three years. That trend is reflected in the increase in charged-off loans over the three year period, especially commercial and consumer.

Allocation of the allowance among major categories of loans for the past five years is summarized below. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.

Category                                 2002                   2001              2000              1999              1998
--------                                 ----                   ----              ----              ----              ----
Real Estate                       $   383,858              $ 269,490         $ 117,534        $1,165,295        $1,066,687
Consumer                            1,092,140                959,408           736,613           692,878           507,946
Commercial                          2,198,783              2,197,365         2,270,663         1,196,789           914,305
Direct financing leases                81,664                136,091           131,150            62,989            25,397
Real estate                                 0                      0                 0            31,494            25,397
construction
Unallocated                           143,307                179,579             8,320            22,930           467,981
                                      -------                -------             -----            ------           -------
Total                              $3,899,752             $3,741,933        $3,264,280        $3,172,375        $3,007,713
                                   ==========             ==========        ==========        ==========        ==========

Consumer loans include credit cards receivables.

The December 31, 2001 allocation for commercial loans was $2,197,365 compared to actual 2002 net commercial loan charge-offs of $569,635. The positive variance was the result of collection efforts in 2002. The 2002 commercial loan allocation is based upon a specific allocation of $780,479 and historical and qualitative adjustments of $1,418,304.

The December 31, 2001 allocation for all other categories of loans was adequate compared to the actual net charge-offs in 2002. Since the Bank is discontinuing direct financing leases, the allocation is also adequate.

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
  Qualitative factor adjustments made to loan groups.
  Calculation of excess or deficiency of the allowance for loan loss reserve

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from year to years are based upon year end reviews of the loan and lease portfolios.

The following table sets forth non-performing assets for the past five years (in thousands):

                                                                 2002       2001       2000       1999       1998
                                                                 ----       ----       ----       ----       ----
Net loans, including loans available-for-sale                   $382,977   $370,126   $343,555   $301,089    $243,957
                                                                ========   ========   ========   ========    ========

Restructured loans not in compliance with modified terms
                                                                      $0         $0         $0         $0          $0
Loans past due 90 days or more and accruing                        2,599      5,398      1,493      2,917       2,689
Non-accrual loans                                                  4,000      4,914      2,287      1,210       1,364
Non-performing loans                                               6,599     10,312      3,780      4,127       4,053
Foreclosed real estate                                               262        465        353        413         201
Repossessed assets                                                   175        158          0          0           0
                                                                  ------    -------     ------     ------      ------
Total non-performing assets                                       $7,036    $10,935     $4,133     $4,540      $4,254
                                                                  ======    =======     ======     ======      ======

Non-accrual loans to net loans                                     1.04%      1.33%      0.67%      0.40%       0.56%
Non-performing assets to net loans, foreclosed real estate
and repossessed assets                                             1.84%      2.95%      1.20%      1.51%       1.74%
Non-performing assets to total assets                              1.22%      1.92%      0.84%      1.02%       1.22%
Non-performing loans to net loans                                  1.72%      2.79%      1.10%      1.37%       1.66%

Gross interest income that would have been recorded in 2002, if non-accrual loans were current, was $612,909. There was no recognition of interest income on non-accrual loans during 2002.

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

In addition, it was determined throughout the year there were other loans that did not have the ability to make any repayment. Accordingly, management found it necessary to charge-off $1,949,000 of these loans and to increase the allowance for loan loss for certain other loans. The charge-offs were made after collateral was repossessed, foreclosed upon or notice was forwarded to governmental guarantors. The allowance for loan loss was increased through the provision for loan loss. The majority of non-performing loans and loans past due 90 days or more for the period is attributed to small commercial business loans, indirect auto lending and real estate loans in the process of foreclosure.

Several of the commercial loans are guaranteed by governmental agencies and the Bank's loss exposure is reduced accordingly.

Consumer loan payments have improved during 2002, due to collection efforts.

Reflecting the improvement, the percentage of non-performing loans to net loans has decreased from 2.79% at December 31, 2001, to 1.72% at December 31, 2002.

A specific reserve through PENNCAP has been established for eligible loans to cover losses sustained by the Bank on enrolled loans. The reserve balance at December 31, 2002 was $125,232.

The Bank is unaware of any potential problem loans that have not been reviewed and addressed. Potential problem loans are those where there is known information that leads the Bank to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

Based upon the thorough analysis of both the loan portfolio and the allowance for loan losses at December 31, 2002, the Bank is confident that the allowance provides adequate protection against portfolio loss.

However, there could be instances of which the Bank is unaware that may require additional charge-offs and or increases to the provision.

Other Income

The year 2002 as compared to 2001

The $79,000 increase in service charges on deposit accounts is a result of the growth in the number of accounts and changes to the service charge structure. Service charges were revised during the first quarter of 2002. Service charges on deposit accounts exceeded 1.00% of gross income.

Investment securities were sold as part of a restructuring of the bond portfolio. Restructuring the portfolio was necessitated by the change in market rates. Many of the bonds sold were small, adjustable rate MBS with volatile cash flows. The proceeds from the sales were reinvested in stable, fixed rate MBS. Other sales were transacted in anticipation of bonds being called. Waiting for a bond to be called under the prevailing market conditions would have exposed the Bank to reinvesting the proceeds at lower yields.

The number of sale transactions was more than the previous year but the net gain was less. The difference in the composition of the portfolio, relative to market rates and potential calls, in both years, affected the outcome of sales activity.

There were no sales of investments classified as held-to-maturity.

As discussed in previous sections herein, loan sales were also based upon the need to protect future earnings from interest-rate risk. Loan sales generated net gains of $378,000 in 2002. That amount was increased by the recognition of the discounted future value of servicing rights on sold loans. The amount of realized income from servicing rights, included in total net gains from the sale of loans, was $228,000.

There were no sales of loans classified as held-to-maturity.

Improvements in loan delinquencies and modest loan growth were responsible for a $216,000 reduction in late charges on loans in 2002. Late charges are recorded as income when collected.

Increases in mortgage loan prepayments necessitated an acceleration of the amortization of mortgage servicing rights. Mortgage servicing rights amortization increased from $42,000 in 2001 to $133,000 in 2002.

Disposition of equipment made obsolete by the new core processing system and losses on terminated leases and the sale of the Clarks Green properties caused the Bank to record a loss on disposed assets of $48,000.

During 2001, the Bank sold servicing of the merchant credit card program. By doing this, the Bank reduced its exposure on these transactions and reduced expense. The Bank receives a monthly commission based on transactions. The commission is less than the income the Bank would have recognized if servicing was retained. As a result, gross revenues from merchant credit card processing decreased $106,000. The decrease in income was offset by a reduction in expense as detailed in the discussion of other expense, contained herein.

Service charges on loans, amortization of mortgage servicing rights, gains/(losses) on disposed assets and gross merchant credit card processing revenue are components of fees and other service charges.

Some components of fees and other service charges and other operating income and their related increase during 2002:

                                                                                        Increase
                                                                                        --------
                  Financial services revenue                                            $160,000
                  ATM service charges                                                   $ 93,000
                  Trust income                                                          $ 45,000

Financial services revenue is generated by the sale of mutual funds and annuities, which are not insured by the FDIC.

New ATM locations and a change in service charges generated additional service charge income.

The year 2001 as compared to 2000

The $94,000 increase in service charges on deposit accounts is a result of the growth in the number of accounts and changes to the service charge structure.

Investment securities were sold to protect earnings from potential calls. The Bank also sold Sallie Mae stock since it was no longer required to own the stock. Sales of available-for-sale investments produced net gains of $459,000. There were no sales of investments classified as held-to-maturity.

Loan sales were based upon the need to protect earnings from interest rate risk. Sales generated net gains of $315,000 in 2001. Included in that amount was $117,000 of recognized income from mortgage servicing rights.

The increase in loans, before the allowance for loan losses, helped to generate an additional $138,000 in service charges.

Some components of fees and other service charges and other operating income and their related increase during 2001:

                                                                                        Increase
                                                                                        --------
                  Fees on sold loans                                                    $114,000
                  Trust income                                                            77,000
                  Financial services revenue                                              66,000
                  ATM service charges                                                     55,000

Fees on sold loans and income and checkbook fees rose through volume increases.

The hiring of a business development officer was successful in increasing financial services revenue.

Other Expense
The year 2002 as compared to 2001

The average number of full-time equivalent employees was 175 in 2002, up from 168 in 2001. Merit pay raises, higher benefit costs and the addition of personnel to address the growing needs of the Bank increased 2002 salaries and employee benefits by $572,000 above the amount reported for 2001.

During 2002, the Kingston office, which opened in April 2001, was operating for a full twelve months. The Eynon office was opened for six months. The impact of these branches contributed to a $104,000 increase in premises and equipment expense during 2002. Over 31% of the $104,000 increase resulted from a $33,000 rise in depreciation expense. Also, expenses of $50,000 were incurred during 2002 for contamination cleanup while constructing the Eynon Branch.

Total depreciation expense decreased $33,000 during 2002, due to the retirement of fixed assets. Depreciation on premises and leasehold improvements was $342,000 and depreciation on furniture and fixtures was $726,000. Furniture and fixture depreciation exceeded 1% of gross income.

With the addition of the Kingston branch new branch advertising increased 3.00% in 2002.

Some components of other expense and their change during 2002:

                                                         Increase/
                                                        (Decrease)
                                                        ----------
                  Merchant card expense                 $(116,000)
                  Donations                               (81,000)
                  Stationery and supplies                  46,000
                  Legal                                    96,000
                  Correspondent banks                     (82,000)
                  MAC expense                              58,000
                  Professional services                    56,000
                  Miscellaneous charge offs                74,000

During 2001, the Bank sold the servicing of the merchant credit card portfolio. This resulted in savings of $116,000. A more detailed explanation of the sale is included in the discussion of other income, contained herein.

The additions of the new branches contributed to the increase in stationery and supplies.

Defending the civil complaint disclosed in Section 3 entitled, “Legal Proceedings”, contained herein, the establishment of the Company’s Employee Stock Purchase Plan along with the Bank’s increased credit and collection legal efforts taken during the ordinary course of business throughout 2002 caused the increase in legal fees.

Charges for the processing of the Bank’s cash letter constitute the majority of the correspondent bank expense. Because of historical increased processing expenses, the Bank elected to process its cash letter through the Federal Reserve Bank of Philadelphia which resulted in reduced costs.

During 2002, an outside consulting firm was engaged to help prepare a strategic plan for the Company. Other professional costs were incurred regarding the opening of the Eynon branch.

A comprehensive review of all Bank assets was performed in preparation for the installation of the core processing system. A conclusion was reached that certain assets and overdrawn DDAs were uncollectible and $64,000 was charged-off. Additional charges of $9,000 were incurred from IRS penalty assessments.

The ratio of non-interest expense to average assets at December 31, 2002 and 2001 was 2.20% and 2.25% respectively. These ratios continue to be below peer comparison groups.

Provision for income taxes

Income before provision for income taxes in 2002 increased $818,000 over 2001. The effective federal income tax rate was 26.39% and 19.05% for the years ending December 31, 2002 and 2001, respectively. The increase resulted from the continued decrease in tax-free interest income from municipal securities and tax-free loans. Non-taxable income as a percentage of income before taxes declined from 31.41% in 2001, to 18.90% in 2002.

The year 2001 as compared to 2000

The average number of full-time equivalent employees was 168 in 2001. The 6% average staff increase, merit pay raises and higher benefit costs increased 2001 salaries and employee benefits by $521,000 above the amount reported for 2000.

The Peckville branch, which opened in February 2000, was operating for a full twelve months during 2001. The Kingston office was opened for nine months. The impact of these branches contributed to a $172,000 increase in premises and equipment expense during 2001. Over 32% of the increase resulted from a $55,000 rise in depreciation expense.

Depreciation on premises and improvements was $326,000 and depreciation on furniture and fixtures was $775,000.

Despite the addition of the Kingston branch, advertising decreased 3.00% in 2001.

Some components of other expense and their increases during 2001:

                                                                                        Increase/
                                                                                        (Decrease)
                                                                                        ----------
                  Merchant card expense                                                ($209,000)
                  Donations                                                              190,000
                  Fidelity D&D Bancorp organization                                     (150,000)
                  Stationery and supplies                                                (99,000)
                  Capital shares tax                                                     (70,000)
                  Correspondent banks                                                     55,000
                  MAC expense                                                             58,000

Under a state-sponsored initiative, the Bank contributed to a specified qualified local educational unit. In exchange for the donation, the Bank received state tax credits of $100,000. Those credits reduced the capital shares tax expense.

The reorganization of The Fidelity Deposit and Discount Bank into the formed financial holding company, Fidelity D&D Bancorp, Inc., incurred one time costs of $150,000 in 2000.

The ratio of non-interest expense to average assets at December 31, 2001 and 2000 was 2.25% and 2.46% respectively. These ratios continue to be below peer comparison groups.

Provision for income taxes

Income before provision for income taxes in 2001 increased $989,000 over 2000. The effective federal income tax rate was 19.05% and 15.47% for the years ending December 31, 2001 and 2000, respectively. The increase resulted from less tax-free income earned on municipal securities and tax-free loans. Non-taxable income as a percentage of income before taxes declined from 45.92% in 2000, to 31.41% in 2001.

SUPERVISION AND REGULATION

Recent Legislation:

Financial Services Modernization Legislation.  In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

IMLAFATA. As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including The Fidelity Deposit and Discount Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. The bank is also barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. The Fidelity Deposit and Discount Bank have in place a Bank Secrecy Act compliance program.

Sarbanes-Oxley Act of 2002.   On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Due to the SEC's extensive role in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Act addresses, among other matters:

  audit committees for all reporting companies;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on insider trading during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W.    Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The company is considered to be an affiliate of The Fidelity Deposit and Discount Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

  to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
  to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

  a loan or extension of credit to an affiliate;
  a purchase of, or an investment in, securities issued by an affiliate;
  a purchase of assets from an affiliate, with some exceptions;
  the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
  the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

  a bank and its subsidiaries may not purchase a low-quality sset from an affiliate;
  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

Federal and State Legislation:

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations and restrictions on the business of the company and the Bank. We cannot predict whether legislation will be adopted, or if adopted, how the new laws would affect our business. As a consequence, we are susceptible to legislation that may increase the cost of doing business. Management believes that the effects of current proposals on the liquidity, capital resources and the results of operations of the Company and the Bank will be minimal.

Other specific regulatory recommendations which, if implemented, could have a material effect upon our liquidity, capital resources or results of operations. In addition, the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on our results of operations.

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

Future Outlook:

Based upon the current uncertain economic outlook and inability to predict when interest rate changes will occur, the Company recognizes that there are challenges ahead and the Company is prepared to meet the challenges and effects of a changing interest rate environment. The addition of key management personnel is an important step in addressing future challenges. Management’s beliefs are that a significant impact on earnings depends on its ability to react to changes in interest rates. The Company will continue to maintain interest rate sensitivity of its earning assets and interest bearing liabilities to minimize any adverse effects on future earnings. The Company’s commitment to remaining a community based organization is very strong and the intention to recognize steady disciplined growth in its loan portfolios, while obtaining and maintaining a good core deposit base. Review and implementation of policies and procedures along with adding innovative products and services will continue. These steps are designed to provide the Company with stability and the wherewithal to provide customer service and increase shareholder value.

Item 7a:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by 7a is set forth at Item 7, “Liquidity Management and Interest Rate Sensitivity”, contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and incorporated herein by reference.

Item 8:              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Fidelity D & D Bancorp, Inc.
Dunmore, Pennsylvania:

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Wilkes-Barre, Pennsylvania
January 31, 2003

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 AND 2001
                                                                                               2002                2001
------------------------------------------------------------------------------------------------------------------------

ASSETS:
     Cash and due from banks                                                           $ 18,763,322        $ 19,845,029
     Interest-bearing deposits with financial institutions                                7,455,925           5,799,943
                                                                                         ----------          ----------
                 Total cash and cash equivalents                                         26,219,247          25,644,972

     Held-to-maturity securities                                                         11,778,803          21,640,254
     Available-for-sale securities                                                      137,770,804         132,333,734
     Loans and leases, net (allowance for loan losses of
         $3,899,753 in 2002 and $3,741,933 in 2001)                                     354,262,050         353,976,324
     Loans available-for-sale (fair value $29,660,096 in
         2002; $16,418,155 in 2001)                                                      28,715,355          16,150,020
     Accrued interest receivable                                                          2,347,332           3,268,456
     Bank premises and equipment, net                                                    12,735,201          11,513,154
     Foreclosed assets held for sale                                                        436,932             688,041
     Other assets                                                                         3,723,512           3,814,883
                                                                                         ----------          ----------
                             Total assets                                             $ 577,989,236       $ 569,029,838
                                                                                     ==============      ==============

LIABILITIES:
     Deposits:
         Noninterest-bearing                                                           $ 61,151,465        $ 53,301,605
         Certificates of deposit of $100,000 or more                                    129,486,498         132,679,995
         Other interest-bearing deposits                                                223,150,213         221,797,128
                                                                                       ------------        ------------

                 Total deposits                                                         413,788,176         407,778,728

     Accrued interest payable and other liabilities                                       4,753,613           3,597,892
     Short-term borrowings                                                               51,213,014          54,480,988
     Long-term debt                                                                      63,000,000          63,000,000
                                                                                        -----------         -----------

                     Total liabilities                                                  532,754,803         528,857,608
                                                                                       ------------        ------------

SHAREHOLDERS' EQUITY:
     Preferred stock authorized 5,000,000 shares with no par
         value; none issued                                                                       -                   -
     Capital stock authorized 10,000,000 shares with no par
         value; issued and outstanding 1,819,376 shares in
         2002 and 1,819,168 shares in 2001                                                9,590,142           9,353,452
     Treasury stock                                                                        (221,559)                  -
     Retained earnings                                                                   34,600,626          32,080,824
     Accumulated other comprehensive income (loss)                                        1,265,224          (1,262,046)
                                                                                         ----------          -----------
                     Total shareholders' equity                                          45,234,433          40,172,230
                                                                                        -----------         -----------
                             Total liabilities and shareholders' equity               $ 577,989,236       $ 569,029,838
                                                                                     ==============      ==============
See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                               2002            2001           2000
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans:
        Taxable                                                             $ 25,062,274    $ 26,588,925   $ 25,813,687
        Nontaxable                                                               576,516         768,403        681,517
     Leases                                                                      526,194         695,406        693,518
     Interest-bearing deposits with financial institutions                        16,623         181,172         44,789
     Investment securities:
        U.S. Government agency and corporations                                7,479,520       6,604,787      6,421,742
        States and political subdivisions (nontaxable)                           476,601         724,878      1,047,280
        Other securities                                                         239,827         272,395        383,247
     Federal funds sold                                                          189,838         543,723              -
                                                                                --------        --------             --
                  Total interest income                                       34,567,393      36,379,689     35,085,780
                                                                             -----------     -----------    -----------

INTEREST EXPENSE:
     Certificates of deposit of $100,000 or more                               5,928,991       6,847,969      5,753,162
     Other deposits                                                            7,356,522       8,708,515      9,356,475
     Securities sold under repurchase agreements                                 996,133       1,509,567      1,917,453
     Other short-term borrowings and long-term debt                            3,583,127       3,762,258      4,411,197
     Other                                                                        17,667          25,322         29,943
                                                                                 -------         -------        -------
                  Total interest expense                                      17,882,440      20,853,631     21,468,230
                                                                             -----------     -----------    -----------

NET INTEREST INCOME                                                           16,684,953      15,526,058     13,617,550

PROVISION FOR LOAN LOSSES                                                      1,664,000       2,474,637      1,158,260
                                                                              ----------      ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           15,020,953      13,051,421     12,459,290
                                                                             -----------     -----------    -----------

OTHER INCOME:
     Service charges on deposit accounts                                       1,154,788       1,075,990        982,056
     Gain on sale of:
        Investment securities                                                     58,828         458,980         41,109
        Loans                                                                    377,572         315,357        211,698
     Gain on sale of loans available for sale                                          -               -        145,871
     (Loss) gain on sale of foreclosed assets held for sale                       (3,222)         18,051        (65,209)
     Fees and other service charges                                            1,714,783       1,784,955      1,537,028
     Other operating income                                                            -          48,245         87,456
                                                                                      --         -------        -------

                  Total other income                                           3,302,749       3,701,578      2,940,009
                                                                              ----------      ----------     ----------

OTHER EXPENSES:
     Salaries and employee benefits                                            6,483,041       5,911,302      5,390,205
     Premises and equipment                                                    2,517,441       2,425,920      2,253,659
     Advertising                                                                 396,865         386,473        398,443
     Other                                                                     3,353,827       3,275,302      3,591,973
                                                                              ----------      ----------     ----------

                  Total other expenses                                        12,751,174      11,998,997     11,634,280
                                                                             -----------     -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       5,572,528       4,754,002      3,765,019

PROVISION FOR INCOME TAXES                                                     1,526,355         905,866        582,391
                                                                              ----------        --------       --------

NET INCOME                                                                   $ 4,046,173     $ 3,848,136    $ 3,182,628
                                                                            ============    ============   ============

Per share data:
     Net income - basic                                                           $ 2.23          $ 2.12         $ 1.76
     Net income - diluted                                                         $ 2.22          $ 2.12         $ 1.76
     Dividends                                                                    $ 0.84          $ 0.79         $ 0.76
See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                                          ACCUMULATED
                                                                                                                             OTHER
                                                        CAPITAL STOCK              TREASURY STOCK            RETAINED    COMPREHENSIVE
                                                           SHARES         AMOUNT       SHARES     AMOUNT     EARNINGS    INCOME (LOSS)      TOTAL

BALANCE, DECEMBER 31, 1999                               1,800,784    $ 8,673,031                          $ 27,842,232   $ (4,673,713)  $ 31,841,550
                                                                                                                                        -------------
Comprehensive income:
     Net income                                                                                               3,182,628                     3,182,628
     Change in net unrealized holding gains (losses)
        on available-for-sale securities, net of
        reclassification adjustment and tax effects                                                                          3,348,278      3,348,278
                                                                                                                                           ----------
            Comprehensive income                                                                                                            6,530,906
                                                                                                                                           ----------
Stock options excercised                                       250         15,500                                                              15,500
Dividends                                                                                                    (1,366,075)                   (1,366,075)
Dividends reinvested                                         5,240        193,182                                                             193,182
                                                            ------       --------                                  ----           ----       --------

BALANCE, DECEMBER 31, 2000                               1,806,274      8,881,713                            29,658,785     (1,325,435)    37,215,063
                                                                                                                                          -----------
Comprehensive income:
     Net income                                                                                               3,848,136                     3,848,136
     Change in net unrealized holding gains (losses)
        on available-for-sale securities, net of
        reclassification adjustment and tax effects                                                                             63,389         63,389
                                                                                                                                              -------
            Comprehensive income                                                                                                            3,911,525
                                                                                                                                           ----------
Stock options excercised                                     1,500         51,313                                                              51,313
Dividends                                                                                                    (1,426,097)                   (1,426,097)
Dividends reinvested                                        11,394        420,426                                                             420,426
                                                           -------       --------                                  ----           ----       --------

BALANCE, DECEMBER 31, 2001                               1,819,168      9,353,452                            32,080,824     (1,262,046)    40,172,230
                                                                                                                                          -----------
Comprehensive income:
     Net income                                                                                               4,046,173                     4,046,173
     Change in net unrealized holding gains (losses)
        on available-for-sale securities, net of
        reclassification adjustment and tax effects                                                                          2,527,270      2,527,270
                                                                                                                                           ----------
            Comprehensive income                                                                                                            6,573,443
                                                                                                                                           ----------
Purchase of 12,960 shares of common stock                                              (12,960)  (479,640)                                   (479,640)
Reissuance of 6,973 shares of treasury stock
        through dividend reinvestment plan                  (6,973)      (258,081)       6,973    258,081                                           -
Stock options excercised                                       400         15,360                                                              15,360
Dividends                                                                                                    (1,526,371)                   (1,526,371)
Dividends reinvested                                        12,768        479,411                                                             479,411
                                                           -------       --------          ---        ---          ----           ----       --------

BALANCE, DECEMBER 31, 2002                               1,825,363    $ 9,590,142       (5,987) $(221,559)  $34,600,626    $ 1,265,224   $ 45,234,433
                                                        ==========   ============      =======  =========   ===========   ============  =============
See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                               2002            2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 4,046,173      $ 3,848,136     $3,182,628
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                     1,068,037        1,101,522      1,046,261
            Amortization of securities (net of accretion)                      325,544          (42,029)       (69,083)
            Provision for loan losses                                        1,664,000        2,474,637      1,158,260
            Deferred income taxes                                              231,931          (56,116)       473,828
            Gain on sale of investment securities                              (58,828)        (458,980)       (41,109)
            Gain on sale of loans                                             (377,572)        (315,357)      (211,698)
            Loss (gain) on sale of foreclosed assets held for sale               3,222          (18,051)        14,582
            Gain on sale of loans available for sale                                 -                -       (145,871)
            Loss on sale of equipment                                           43,612                -              -
            Amortization of loan servicing rights                              133,060           42,046         19,494
            Change in:
               Accrued interest receivable                                     921,124          278,048       (574,974)
               Other assets                                                   (273,620)        (137,466)      (543,691)
               Accrued interest payable and other liabilities                 (146,205)          70,950        720,018
                                                                              ---------         -------       -------

                  Net cash provided by operating  activities                 7,580,478        6,787,340      5,028,645
                                                                            ----------       ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Held-to-maturity securities:
        Proceeds from maturities and calls                                  18,894,931        5,233,860        449,746
        Purchases                                                           (9,057,722)     (18,993,750)             -
     Available-for-sale securities:
        Proceeds from sales                                                 37,251,760       14,463,072      7,507,108
        Proceeds from maturities, calls and paydowns                        90,284,145       92,693,241        957,744
        Purchases                                                         (129,386,253)    (127,016,966)    (5,896,249)
     Proceeds from sale of loans available-for-sale                         26,413,229       22,048,265      6,929,056
     Net increase in loans and leases                                      (40,812,718)     (51,400,803)   (58,899,416)
     Proceeds from sale of premises and equipment                              208,694                -              -
     Acquisition of bank premises and equipment                             (2,542,390)      (1,224,197)    (2,930,432)
     Improvements to foreclosed assets held for sale                                 -          (71,263)       (18,266)
     Proceeds from sale of foreclosed assets held for sale                     509,887          376,372        437,552
                                                                              --------         --------       -------

                  Net cash used in investing  activities                    (8,236,437)     (63,892,169)   (51,463,157)
                                                                            -----------     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in noninterest-bearing deposits                            7,849,860        6,116,008      9,944,394
     Net (decrease) increase in certificates of deposit
        of $100,000 or more                                                 (3,193,497)      37,962,064     28,075,275
     Net increase in other interest-bearing deposits                         1,353,085       24,390,328      6,923,674
     Net (decrease) increase in short-term borrowings                       (3,267,974)       6,456,267    (12,224,325)
     Increase in long-term debt                                                      -                -      5,695,000
     Purchase of treasury stock                                               (479,640)               -              -
     Exercise of stock options                                                  15,360           51,313         15,500
     Dividends paid, net of dividends reinvested                            (1,046,960)      (1,005,671)    (1,172,893)
                                                                            -----------      -----------    -----------

                  Net cash provided by financing  activities                 1,230,234       73,970,309     37,256,625
                                                                            ----------      -----------     ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          574,275       16,865,480     (9,177,887)

CASH AND CASH EQUIVALENTS, BEGINNING                                        25,644,972        8,779,492     17,957,379
                                                                           -----------       ----------     ----------

CASH AND CASH EQUIVALENTS, ENDING                                          $26,219,247      $25,644,972     $8,779,492
                                                                          ============     ============     ==========
See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, The Fidelity Deposit & Discount Bank (the “Bank”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company provides a variety of financial services to individuals and corporate customers in Lackawanna and Luzerne Counties, Pennsylvania. This region has a diversified and fairly stable economy. The Company’s primary deposit products are savings accounts, NOW accounts, money market deposit accounts, certificates of deposit and checking accounts. Its primary lending products are single=family residential loans, secured consumer loans, and secured loans to businesses. In addition to these traditional banking services, the Company also provides annuities, mutual funds and trust services.

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2002, 2001 or 2000.

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

The accrual of interest on impaired loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Any payments received on impaired loans are applied, first to the outstanding loan amounts, then to the recovery of any charged=off loan amounts. Any excess is treated as a recovery of lost interest.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance to the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting payments when due. The significance of payment delays and/or shortfalls, is determined on a case by case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan by loan basis.

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

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight=line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful lives or lease term.

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

STOCK OPTIONS

At December 31, 2002, the Company has three stock=based employee compensation plans, which are described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock=Based Compensation, to stockholder based employee compensation:

             December 31, 2002                                                     AS REPORTED              PRO FORMA
                                                                                   ===========              =========

                Net income (in thousands)                                             $4,046                  $4,039
                Earnings per share = Basic                                              2.23                    2.21
                                   = Diluted                                            2.22                    2.18

             December 31, 2001

                Net income (in thousands)                                             $3,848                  $3,834
                Earnings per share = Basic                                              2.12                    2.12
                                   = Diluted                                            2.12                    2.11

             December 31, 2000

                Net income (in thousands)                                             $3,183                  $3,168
                Earnings per share = Basic                                              1.76                   1.76
                                   = Diluted                                            1.76                   1.75
For purposes of the pro forma calculations, the fair value of each option is estimated using the Black-Scholes option pricing model with the following weighted=average assumptions for grants issued in 2002, 2001 and 2000:

                                                                                   2002           2001            2000
                                                                                   ====           ====            ====

             Dividend yield                                                        3.79%          3.33%           2.89%
             Expected volatility                                                   5.91%          6.24%           6.26%
             Risk=free interest rate                                               3.62%          3.52%           4.34%
             Expected lives                                                       5 years        5 years         5 years

TRUST FEES

Trust fees are recorded on the cash basis, which is not materially different from the accrual basis.

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

Deposit liabilities: The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows. For certificates of deposit, the discount rates used reflect the Company’s current market pricing. The discount rates used for nonmaturity deposits are the current book rate of the deposits

Short-term borrowings: For short-term borrowings, the fair value is estimated using the rates currently offered for similar borrowings.

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

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest=bearing deposits with financial institutions.

For the years ended December 31, 2002, 2001, and 2000, the Company paid interest of $18,934,972, $20,860,286 and $20,465,322, respectively. For the years ended December 31, 2002, 2001, and 2000, the Company paid cash for income taxes of $1,040,000, $1,210,000 and $391,000, respectively.

Transfers from loans to foreclosed assets held for sale amounted to $835,741, $621,846 and $374,199 in 2002, 2001, and 2000, respectively. Noncash investing activities also included transferring $2,871,752 from loans to loans available-for-sale in 2002. Noncash investing activities also included transferring $8,329,179 from loans available-for-sale to held-to-maturity securities in 2000.

OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects are as follows:
                                                                                    2002            2001               2000
                                                                                    ====            ====               ====

             Unrealized holding gains on available-for-sale securities
                                                                                 $3,888,024       $555,025          $5,114,257

             Less reclassification adjustment for gains realized in
                income                                                              (58,828)      (458,980)            (41,109)
                                                                                 ==========       ========          ==========

             Net unrealized gains                                                 3,829,196         96,045           5,073,148

             Tax effect                                                          (1,301,926)       (32,656)         (1,724,870)
                                                                                 ==========       ========          ==========

             Net of tax amount                                                  $ 2,527,270       $ 63,389          $3,348,278
                                                                                 ==========       ========          ==========
2. RESTRICTED CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2002 and 2001 were $6,260,000 and $5,664,000, respectively.

Deposits with any one financial institution are insured up to $100,000. The Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2002 and 2001, are as follows (in thousands):

                                                     ...................................2002...............................
                                                                               GROSS             GROSS
                                                          AMORTIZED         UNREALIZED         UNREALIZED        FAIR
                                                             COST              GAINS             LOSSES          VALUE
                                                             ====              =====             ======          =====

      Held to maturity securities,
         Mortgage=backed securities                          $11,779            $ 468                             $12,247
                                                             =======            =====                             =======

      Available-for-sale securities:
         U.S. government agencies and
             corporations                                    $13,066            $ 209                             $13,275
         Obligations of states and political
             subdivisions                                      9,644               93                               9,737
         Corporate bonds                                       3,989               13                $11            3,991
         Mortgage-backed securities                          105,272            1,602                 39          106,835
                                                             =======            =====                 ==          =======

             Total debt                                      131,971            1,917                 50          133,838

         Equity securities:
             Restricted                                        3,604                                                3,604
             Other                                               279               55                  5              329
                                                             =======            =====                 ==          =======

                           Total                            $135,854           $1,972                $55         $137,771
                                                             =======            =====                 ==          =======

                                                     ...................................2001.................................
                                                                               GROSS             GROSS
                                                          AMORTIZED         UNREALIZED         UNREALIZED        FAIR
                                                             COST              GAINS             LOSSES          VALUE
                                                             ====              =====             ======          =====

      Held to maturity securities,
         U.S. government agencies and
             corporations                                    $14,995                               $ 216          $14,779
         Mortgage-backed securities                            6,645              $27                 44            6,628
                                                             =======              ===              ======         =======

             Total held-to-maturity securities               $21,640              $27              $ 260          $21,407
                                                             =======              ===              ======         =======

      Available-for-sale securities:
         U.S. government agencies and
             corporations                                   $104,921              $95             $1,781         $103,235
         Obligations of states and political
             subdivisions                                     11,750               72                212           11,610
         Corporate bonds                                       1,000                                                1,000
         Mortgage-backed securities                           12,796               17                109           12,704
                                                             =======              ===              ======         =======

             Total debt                                      130,467              184              2,102          128,549

         Equity securities:
             Restricted                                        3,500                                                3,500
             Other                                               279               24                 18              285
                                                             =======              ===              ======         =======

                           Total                            $134,246             $208             $2,120         $132,334
                                                             =======              ===              ======         =======
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

The amortized cost and fair value of debt securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                                                                                   AMORTIZED         FAIR
                                                                                                      COST           VALUE
                                                                                                      ====           =====
                                                                                                        (IN THOUSANDS)

         Held=to=maturity securities,                                                               $11,779         $12,247
                                                                                                    =======         =======
             Due after ten years

         Available=for=sale securities:
             Due in one year or less                                                                $ 2,880         $ 2,921
             Due after one year through five years                                                    3,200           3,234
             Due after five years through ten years                                                  11,630          11,815
             Due after ten years                                                                      8,989           9,033
                                                                                                    =======         =======

                Total                                                                                26,699          27,003

             Mortgage=backed securities                                                             105,272         106,835

             Equity securities                                                                        3,883           3,933
                                                                                                    =======         =======
                       Total available=for=sale securities                                         $135,854        $137,771
                                                                                                    =======         =======

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

                                                                                        2002            2001           2000
                                                                                        ====            ====           ====

         Gross realized gains                                                         $58,828       $458,980        $41,109
         Gross realized losses                                                              =              =              =
4. LOANS AND LEASES

The major classifications of loans and leases at December 31, 2002 and 2001 are summarized as follows:
                                                                                              2002                  2001
                                                                                              ====                  ====

         Real estate                                                                      $85,447,703           $96,740,226
         Consumer                                                                          56,984,927            67,782,196
         Commercial                                                                       202,974,155           179,043,816
         Direct financing leases                                                            6,578,720             9,961,967
         Real estate construction                                                           6,797,002             5,446,870
                                                                                          ===========           ===========

                    Total                                                                 358,782,507           358,975,075

         Less:
             Unearned income                                                                  620,704             1,256,818
             Allowance for loan losses                                                      3,899,753             3,741,933
                                                                                          ===========           ===========

                           Loans and leases, net                                         $354,262,050          $353,976,324
                                                                                          ===========           ===========
The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5 percent of total assets at December 31, 2002 or 2001.

Net unearned loan (fees) costs of $(12,789) and $102,089 have been (deducted from) added to the carrying value of loans at December 31, 2002 and 2001, respectively.

Impaired loans information is as follows:

                                                                                                 2002              2001
                                                                                                 ====              ====
      At December 31:
         Accruing loans that are contractually past due 90 days
             or more as to principal or interest                                             $2,599,489        $5,397,970
         Amount of impaired loans that have a related allowance                                 338,768           679,314
         Amount of impaired loans with no related allowance                                   2,260,721         4,718,656
         Allowance for impaired loans                                                           281,093           418,350

      During the year ended December 31:
         Average investment in impaired loans                                                 2,619,823         4,747,812
         Interest income recognized on impaired loans
             (cash basis)                                                                         7,423                 =
         Principal collected on impaired loans                                                1,979,023         1,117,964
Changes in the allowance for loan losses are as follows:

                                                                             2002                2001               2000
                                                                             ====                ====               ====

         Balance, beginning                                              $3,741,933          $3,264,280         $3,172,375
         Recoveries                                                         443,189             213,639             84,649
         Provision for loan losses                                        1,664,000           2,474,637          1,158,260
         Losses charged to allowance                                     (1,949,369)         (2,210,623)        (1,151,004)
                                                                         ===========         ==========         ==========

         Balance, ending                                                 $3,899,753          $3,741,933         $3,264,280
                                                                         ===========         ==========         ==========
For federal income tax purposes, the allowance for loan losses is $315,958 at December 31, 2002, 2001, and 2000. The amounts deducted for loan losses in the federal income tax returns were $1,352,428 in 2002, $1,817,574 in 2001 and $1,066,355 in 2000. These amounts were the maximum allowable deduction.

The Company services real estate loans, which are not included in the accompanying balance sheet, for investors in the secondary mortgage market. The approximate amount of mortgages serviced amounted to $56,986,000 at December 31, 2002 and $53,000,000 at December 31, 2001. Mortgage servicing rights were $422,000 at December 31, 2002 and $327,690 at December 31, 2001 and are included in other assets. Amortization of mortgage servicing rights was $133,000 in 2002, $42,000 in 2001 and $19,000 in 2000.

5. BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2002 and 2001 are summarized as follows:

                                                                                                2002                2001
                                                                                                ====                ====

         Land                                                                                $1,054,330          $1,054,330
         Bank premises                                                                        7,523,205           7,738,710
         Furniture, fixtures and equipment                                                    8,249,536           6,646,382
         Leasehold improvements                                                               2,896,388           2,140,454
                                                                                              =========           =========

                       Total                                                                $19,723,459         $17,579,876

         Less accumulated depreciation and amortization                                       6,988,258           6,066,722
                                                                                              =========           =========

                              Premises and equipment, net                                   $12,735,201         $11,513,154
                                                                                              =========           =========
The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases. Rental expense was $353,589 for 2002, $321,782 for 2001 and $287,971 for 2000. The future minimum rental payments at December 31, 2002 under these leases are as follows:

             YEAR ENDING DECEMBER 31                                                              AMOUNT
             =======================                                                              ======

                2003                                                                            $ 344,588
                2004                                                                              334,676
                2005                                                                              332,245
                2006                                                                              329,508
                2007                                                                              329,508
                2008 and thereafter                                                             4,988,187
                                                                                                =========

                                  Total                                                        $6,658,712
                                                                                                =========
Amortization of leasehold improvements is included in depreciation expense.

6. DEPOSITS
At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

             2003                                                                          $230,298,447
             2004                                                                            92,351,182
             2005                                                                            21,911,398
             2006                                                                             2,869,128
             2007                                                                             6,865,404
             2008 and thereafter                                                             59,492,617
                                                                                           ============
                                                                                           $413,788,176
                                                                                           ============
7. SHORT-TERM BORROWINGS
Short-term borrowings are as follows at December 31:
                                                                                                2002                2001
                                                                                                ====                ====

         Securities sold under repurchase agreements                                        $47,231,946         $54,258,326
         Demand note, U.S. Treasury                                                           1,131,068             222,662
         Federal funds purchased                                                              2,850,000                   =
                                                                                            ===========         ===========

                    Total                                                                   $51,213,014         $54,480,988
                                                                                            ===========         ===========
The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2002 and 2001 are as follows:

                                                             MAXIMUM                          WEIGHTED
                                                           OUTSTANDING                        AVERAGE
                                                              AT ANY           AVERAGE       RATE DURING        RATE AT
                        2002                                MONTH END        OUTSTANDING      THE YEAR          YEAR END
                        ====                                =========        ===========      ========          ========

         Federal funds purchased                            $3,000,000        $ 108,767         1.68%            1.48%
         Securities sold under repurchase
             agreements                                     52,280,479       45,871,723         2.17%            1.35%
         Demand note, U. S. Treasury                         1,145,783          654,747         1.58%            1.10%
                                                            ==========       ==========

                    Total                                  $56,426,262      $46,635,237
                                                            ==========       ==========

                                                             MAXIMUM                          WEIGHTED
                                                           OUTSTANDING                        AVERAGE
                                                              AT ANY           AVERAGE       RATE DURING        RATE AT
                        2001                                MONTH END        OUTSTANDING      THE YEAR          YEAR END
                        ====                                =========        ===========      ========          ========

         Line of credit, FHLB                              $12,250,000       $2,611,918         6.00%            0.00%
         Securities sold under repurchase
             agreements                                     54,258,326       40,969,993         3.68%            3.02%
         Demand note, U. S. Treasury                         1,118,424          706,515         4.02%            1.41%
                                                            ==========       ==========

                    Total                                  $66,726,750      $44,288,426
                                                            ==========       ==========
Securities sold under agreements to repurchase (repurchase agreements) are secured short-term borrowings, and generally mature within 1 to 89 days from the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying securities is approximately $47,300,000 and $54,300,000 at December 31, 2002 and 2001, respectively. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

At December 31, 2002, the Company has $62,375,000 available to borrow from the Federal Home Loan Bank of Pittsburgh and approximately $6,750,000 that it can borrow at the Discount Window from the Federal Reserve Bank of Philadelphia. There were no borrowings on these lines at December 31, 2002 or 2001.

8. LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 4.69% to 6.22% at December 31, 2002. These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, U.S. Treasury notes and certain residential mortgages.

At December 31, 2002, the maturities of long=term debt are as follows:

         YEAR ENDING DECEMBER 31
         =======================

             2004, 5.92% interest                                                                 $5,000,000
             2008, 4.69% interest                                                                 10,000,000
             2010, 5.9% weighted average interest rate                                            48,000,000
                                                                                                  ==========

                                                                                                 $63,000,000
                                                                                                  ==========
9. STOCK PLANS

At December 31, 2002, the Company has reserved 100,000 shares of its unissued capital stock for issuance under a dividend reinvestment plan. Shares issued under this plan are valued at fair value as of the dividend payment date. At December 31, 2002, 73,575 shares are available for future issuance.

The Company has established the 2002 Employee Stock Purchase Plan and has reserved 100,000 shares of its unissued capital stock for issuance under the plan. Under the 2002 Employee Purchase Plan, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date. At December 31, 2002, no shares were issued under the plan.

The Company has established the 2000 Independent Directors Stock Option Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 1998 Independent Directors Stock Option Plan, each outside director will be awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant. 4,500 stock options with a ten=year life were awarded in 2002, 2001 and 2000.

The Company has established the 2000 Stock Incentive Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified options to purchase the Company’s common stock at the fair market value on the date of grant. 4,000, 2,900 and 3,400 qualified stock options with a ten=year life were awarded in 2002, 2001 and 2000, respectively.

A summary of the status of the Company’s option plans as of December 31, 2002, 2001, and 2000, and changes during the year ended is presented below:

                                                                                                  WEIGHTED AVERAGE
                                                                                SHARES             EXERCISE PRICE
                                                                                ======             ==============

         Outstanding, December 31, 1999                                         7,500                 $31.00
         Granted                                                                7,900                  35.12
         Exercised                                                               (500)                 31.00
         Forfeited                                                               (500)                 35.12
                                                                                =====                 ======

         Outstanding, December 31, 2000                                        14,400                  33.12
         Granted                                                                7,400                  36.50
         Exercised                                                             (1,500)                 34.21
         Forfeited                                                             (1,000)                 33.06
                                                                                =====                 ======

         Outstanding, December 31, 2001                                        19,300                  34.33
         Granted                                                                8,500                  37.50
         Exercised                                                               (400)                 31.00
         Forfeited                                                             (1,500)                 34.21
                                                                                =====                 ======

         Outstanding, December 31, 2002                                         25,900                $35.43
                                                                                =====                 ======
The following table summarizes all stock options outstanding for the plans as of December 31, 2002, segmented by exercise prices:

                                                                              REMAINING
                                                                             CONTRACTUAL
         EXERCISE PRICES                                     NUMBER             LIFE
         ===============                                     ======             ====

              $31.00                                         5,100             6 years
               35.13                                         5,900             7 years
               36.50                                         6,400             8 years
               37.50                                         8,500             9 years
                                                             =====

                       Total                                25,900
The stock options have a weighted=average life of 7.7 years.

10. INCOME TAXES
The following temporary differences gave rise to the deferred tax asset (liability) at December 31:

                                                                                                2002                2001
                                                                                                ====                ====
         Deferred tax assets:
             Allowance for loan losses                                                      $1,318,865           $1,225,831
             Deferred compensation                                                             103,102              104,384
             Unrealized losses on available=for=sale securities                                      =              650,143
             Other                                                                              37,089               25,683
                                                                                            ==========           ==========

                       Total                                                                 1,459,056            2,006,041
                                                                                            ==========           ==========

         Deferred tax liabilities:
             Leasing                                                                          (829,443)            (802,955)
             Depreciation                                                                     (699,958)            (433,207)
             Loan fees and costs                                                              (150,818)            (174,028)
             Unrealized gain on available-for-sale securities                                 (639,862)                   =
             Other                                                                            (177,917)             (97,916)
                                                                                            ==========           ==========

                       Total                                                                (2,497,998)          (1,508,106)
                                                                                            ==========           ==========

                                  Deferred tax (liability) asset, net                      $(1,038,942)         $   497,935
                                                                                            ==========           ==========

The provision for income taxes is as follows:
                                                                                2002             2001             2000
                                                                                ====             ====             ====

             Current                                                         $1,279,484        $961,982         $108,563
             Deferred                                                           246,871         (56,116)         473,828
                                                                             ==========        ========         ========

                       Total provision                                       $1,526,355        $905,866         $582,391
                                                                             ==========        ========         ========

A reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

                                                                            2002                2001                2000
                                                                            ====                ====                ====

         Expected provision at the statutory rate                       $1,894,659          $1,616,360          $1,280,107
         Tax-exempt income                                                (379,139)           (562,055)           (661,374)
         Nondeductible interest expense                                     52,129              73,125              97,780
         Other nondeductible expenses                                       41,574              14,264              40,132
         Low income housing tax credits                                   (118,152)           (112,738)           (122,628)
         Other, net                                                         35,284            (123,090)            (51,626)
                                                                        ==========          ==========          ==========

                Actual provision for income taxes                       $1,526,355          $  905,866          $  582,391
                                                                        ==========          ==========          ==========
11. RETIREMENT PLAN
The Company has a defined contribution 401(k) plan covering substantially all employees of the Company. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the Plan were $246,201 in 2002, $211,518 in 2001 and $236,564 in 2000.

12. FINANCIAL INSTRUMENTS
The Company is a party to financial instruments with off=balance=sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 2002 follows:

                                                                                                   NOTIONAL
                                                                                                    AMOUNT
                                                                                                    ======

             Commitments to extend credit                                                        $76,622,900
             Standby letters of credit                                                             5,522,641
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

Financial standby letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The Company’s performance under the guarantee is required upon presentation by the beneficiary of the financial standby letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company does not have any recourse provisions or hold any assets that would enable it to recover from third parties any of the amounts paid under the guarantee. The Company was not required to recognize any liability in connection with the issuance of these financial standby letters of credit.

The following table summarizes outstanding financial letters of credit as of December 31, 2002 (in thousands):

                                                             Less than           1=5             Over 5
                                                               1 Year           Years             Years            Total
                                                               ======           =====             =====            =====

         Secured by:
             Collateral                                        $1,908            $310            $2,800           $5,018
             Guarantees                                            30              49                 =               79
             Bank lines of credit                                 260             114                 =              374
                                                               ======            ====            ======            =====
                                                                2,198             473             2,800            5,471

         Unsecured                                                 40              12                 =               52
                                                               ======            ====            ======            =====

                  Total                                        $2,238            $485            $2,800           $5,523
                                                               ======            ====            ======            =====

The Company has not incurred any losses on its commitments in 2002, 2001 or 2000.

The carrying or notional amount and estimated fair values of the Company’s financial instruments were as follows at December 31, 2002 and 2001:

                                                             ...............2002........... .............2001..........
                                                                                            CARRYING
                                                            CARRYING                           OR
                                                           OR NOTIONAL     ESTIMATED        NOTIONAL          ESTIMATED
                                                             AMOUNT       FAIR VALUE         AMOUNT          FAIR VALUE
                                                             ======        ==========         ======          ==========
                                                                (IN THOUSANDS)                     (IN THOUSANDS)
         Financial assets:
             Cash and cash equivalents                       $26,219          $26,219         $25,645           $25,645
             Held-to-maturity securities                      11,779           12,235          21,640            21,407
             Available-for-sale securities                   137,771          137,771         132,334           132,334
             Loans and leases                                354,262          357,696         357,718           359,739
             Loans available for sale                         28,715           29,660          16,150            16,418
             Accrued interest                                  2,347            2,347           3,268             3,268

         Financial liabilities:
             Deposit liabilities                            $413,788         $420,619        $407,779          $410,065
             Accrued interest                                  1,707            1,707           2,454             2,454
             Short-term borrowings                            51,213           51,213          54,481            54,481
             Long-term debt                                   63,000           72,011          63,000            62,497

         Off-balance sheet liabilities:
             Commitments to extend credit                    $76,623          $76,623         $98,763           $98,763
             Standby letters of credit                         5,523            5,523           5,833             5,833

13. EARNINGS PER SHARE

Earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding after giving effect to the assumed exercise of stock options.

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2002, 2001 and 2000.

                                                                      INCOME              COMMON SHARES
                                                                    NUMERATOR              DENOMINATOR             EPS
                                                                    =========              ===========             ===

      2002
      ----
         Basic EPS                                                    $4,046,174             1,817,430            $2.23

      Dilutive effect of potential common stock
      -----------------------------------------
         Stock options:
             Exercise of options outstanding                                                    25,900
             Hypothetical share repurchase at $38.25                                           (23,991)
                                                                                             =========

      Diluted EPS                                                     $4,046,174                                  $2.22
      -----------                                                     ==========                                  =====

                                                                      INCOME              COMMON SHARES
                                                                    NUMERATOR              DENOMINATOR             EPS
                                                                    =========              ===========             ===

      2001
      ----
         Basic EPS                                                    $3,848,136             1,811,391            $2.12

      Dilutive effect of potential common stock
      -----------------------------------------
         Stock options:
             Exercise of options outstanding                                                    19,300
             Hypothetical share repurchase at $37.75                                           (17,554)
                                                                                             ---------

      Diluted EPS                                                     $3,848,136             1,813,137            $2.12
      -----------                                                     ==========             =========            =====

                                                                      INCOME              COMMON SHARES
                                                                    NUMERATOR              DENOMINATOR             EPS
                                                                    ---------              -----------             ---

      2000
      ----
         Basic EPS                                                    $3,182,628             1,803,674            $1.76
                                                                                                                  -----

      Dilutive effect of potential common stock
      -----------------------------------------
         Stock options:
             Exercise of options outstanding                                                    14,400
             Hypothetical share repurchase at $35.13                                           (12,761)
                                                                                             ---------

      Diluted EPS                                                     $3,182,628             1,805,313            $1.76
      -----------                                                     ==========             =========            =====

14. REGULATORY MATTERS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2002, the Company meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Company’s actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2002, 2001 or 2000.

                                                                                                      To Be Well Capitalized
                                                                               For Capital           Under Prompt Corrective
                                                     Actual                Adequacy Purposes:           Action Provisions:
                                           --------------------------- ---------------------------- ---------------------------
                                                Amount        Ratio         Amount         Ratio        Amount         Ratio
                                                ------        -----         ------         -----        ------         -----

      As of December 31, 2002:
         Total Capital
             (to Risk Weighted Assets)          $47,849,237   12.8%        =>29,978,483     =>8.0%     =>37,473,103      =>10%

         Tier I Capital
             (to Risk Weighted Assets)          $43,926,946   11.7%        =>14,989,241     =>4.0%     =>22,483,862       =>6%

         Tier I Capital
             (to Average Assets)                $43,926,946     7.6%       =>23,230,761     =>4.0%     =>29,038,452       =>5%

      As of December 31, 2001:
         Total Capital
             (to Risk Weighted Assets)          $45,146,000   12.5%       =>$28,846,000     =>8.0%    =>$36,058,000    =>10.0%

         Tier I Capital
             (to Risk Weighted Assets)          $41,402,000   11.5%       =>$14,423,000     =>4.0%    =>$21,635,000     =>6.0%

         Tier I Capital
             (to Average Assets)                $41,402,000     7.8%      =>$21,349,000     =>4.0%    =>$26,687,000     =>5.0%

The Bank's capital and ratios are not materially different that those of the Company.

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $35,000,000 at December 31, 2002. However, such dividends are limited due to the capital requirements discussed above.

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

                                                                             2002                2001                2000
                                                                             ----                ----                ----

         Balance, beginning                                               $6,225,458         $6,999,169          $4,134,764
         Additions                                                        10,146,773          2,148,867           6,835,857
         Collections                                                      (4,679,635)        (2,922,578)         (3,971,452)
                                                                          ----------         ----------          ----------

         Balance, ending                                                 $11,692,596         $6,225,458          $6.999.169
                                                                          ==========         ==========          ==========
Aggregate loans to directors and associates exceeding 2.5% of shareholders' equity included in the table above are as follows:

                                                                             2002                2001                2000
                                                                             ----                ----                ----

         Number of persons                                                    3                   3                   2

         Balance, beginning                                              $5,597,515          $4,848,966         $1,871,358
         Additions                                                        9,609,764             570,951          5,510,253
         Collections                                                     (4,516,100)           (603,180)        (2,755,754)
         Prior loan balance now above threshold                                   -             780,778            223,109
         Adjustment for loans no longer
             exceeding 2.5% of shareholders' equity                               -                  -                   -

                                                                          ----------         ----------          ----------
         Balance, ending                                                 $10,691,179         $5,597,515          $4,848,966
                                                                          ==========         ==========          ==========

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

                                                     FIRST           SECOND          THIRD          FOURTH
                     2002                           QUARTER         QUARTER         QUARTER        QUARTER         TOTAL
                     ----                           -------         -------         -------        -------         -----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Interest income                                 $8,730         $8,759           $8,556         $8,522         $34,567
      Interest expense                                (4,648)        (4,566)          (4,481)        (4,187)        (17,882)
                                                      -------        -------          -------        -------        --------

      Net interest income                              4,082          4,193            4,075          4,335          16,685
      Provision for loan losses                         (460)          (496)            (220)          (488)         (1,664)
      Other income                                       972            979              737            614           3,302
      Other expenses                                  (3,144)        (3,158)          (3,302)        (3,147)        (12,751)
                                                      -------        -------          -------        -------        --------

      Income before provision for
         income taxes                                  1,450          1,518            1,290          1,314           5,572+
      Provision for income taxes                        (372)          (409)            (357)          (388)         (1,526)
                                                      -------        -------          -------        -------        --------

      Net income                                      $ 1,078        $ 1,109          $  933         $  926         $ 4,046
                                                      =======        =======          =======        =======        ========

      Net income per share                              $ .59          $ .61            $ .51          $ .52          $ 2.23
                                                      =======        =======          =======        =======        ========

                                                     FIRST           SECOND          THIRD          FOURTH
                     2001                           QUARTER         QUARTER         QUARTER        QUARTER         TOTAL
                     ----                           -------         -------         -------        -------         -----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Interest income                                 $9,169         $9,259           $9,264         $8,688         $36,380
      Interest expense                                (5,398)        (5,146)          (5,146)        (5,164)        (20,854)
                                                      -------        -------          -------        -------        --------

      Net interest income                              3,771          4,113            4,118          3,524          15,526
      Provision for loan losses                         (328)          (276)            (570)        (1,301)         (2,475)
      Other income                                       865            830              857          1,150           3,702
      Other expenses                                  (2,931)        (3,177)          (3,230)        (2,661)        (11,999)
                                                      -------        -------          -------        -------        --------

      Income before provision for
         income taxes                                  1,377          1,490            1,175            712           4,754
      Provision for income taxes                        (294)          (350)            (251)           (11)           (906)
                                                      -------        -------          -------        -------        --------

      Net income                                      $ 1,083       $ 1,140          $    924       $    701        $  3,848
                                                      =======        =======          =======        =======        ========

      Net income per share                              $.60           $.62             $.51           $.39           $2.12
                                                      =======        =======          =======        =======        ========

                                                     FIRST           SECOND          THIRD          FOURTH
                     2000                           QUARTER         QUARTER         QUARTER        QUARTER         TOTAL
                     ----                           -------         -------         -------        -------         -----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Interest income                                 $8,072         $8,577           $9,172         $9,265         $35,086
      Interest expense                                (4,667)        (5,142)          (5,797)        (5,862)        (21,468)
                                                      -------        -------          -------        -------        --------

      Net interest income                              3,405          3,435            3,375          3,403          13,618
      Provision for loan losses                         (106)          (137)            (138)          (777)         (1,158)
      Other income                                       622            715              888            715           2,940
      Other expenses                                  (2,875)        (3,002)          (2,914)        (2,844)        (11,635)
                                                      -------        -------          -------        -------        --------

      Income before provision for
         income taxes                                  1,046          1,011            1,211            497           3,765
      Provision for income taxes                        (184)          (174)            (267)            43            (582)
                                                      -------        -------          -------        -------        --------

      Net income                                      $   862         $ 837            $ 944          $ 540         $ 3,183
                                                      =======        =======          =======        =======        ========

      Net income per share                             $ .48          $ .46            $ .52          $ .30          $ 1.76
                                                      =======        =======          =======        =======        ========

17. CONTINGENCY
On July 1, 2002, the Bank was served with a Civil Complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demands approximately $250,000 in connection with certain environmental remediation activities purportedly performed prior to the opening of the Bank’s new Eynon branch. On July 22, 2002, the Bank filed preliminary objections to the Civil Complaint. The preliminary objections were decided on November 26, 2002, and the Bank filed its Answer and New Matter raising various legal defenses. Formal discovery has commenced and depositions are scheduled through April 2003. The Bank intends to vigorously defend this action.

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company after consulting with the Company’s legal counsel, no other legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s shareholders’ equity or results of operations. No other legal proceedings are pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, to management’s knowledge, no government authorities have initiated or contemplated any material legal actions against the Company or the Bank.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2002 will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entries with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statement at that date. There was no impact on earnings, financial condition or equity upon adoption of Statement No. 142.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This SFAS addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this SFAS, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estopple. This SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This SFAS amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The adoption of this SFAS on January 1, 2003 is not expected to have an impact on the Company’s earnings, financial condition or equity.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This SFAS addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” However, the SFAS retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This SFAS supercedes the accounting and recording provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, this SFAS retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in the distribution to owners) or is classified as held for sale. This SFAS also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for temporarily-controlled subsidiary. The provisions of this SFAS are effective for financial statements issued for fiscal years beginning after December 15, 2001, interim periods within those fiscal years, with earlier application encouraged. The provisions of this SFAS generally are to be applied prospectively. The adoption of this SFAS on January 1, 2002 did not have an impact on the Company’s earnings, financial condition or equity.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This SFAS rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” along with rescinding SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers and amending SFAS No. 13, “Accounting for Leases.” This SFAS (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt, and (3) makes certain other technical corrections.

The provisions of this SFAS related to the rescission of SFAS No. 4 are to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this SFAS related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of the SFAS shall be effective for financial statements issued on or after May 15, 2002. Early application of the SFAS is encouraged. The adoption of the effective portions of the SFAS did not have an impact on the Company’s earnings, financial condition or equity. The adoption of the remaining portions of this SFAS is not expected to have an impact on the Bank’s earnings, financial condition or equity.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This SFAS removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, “Accounting for certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” This SFAS also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this SFAS did not have an impact on the Company’s earnings, financial condition or equity.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation requires a guarantor to recognize a liability for the fair value of the obligation it assumes under that guarantee.

The initial recognition and initial measurement provisions of the Interpretation are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s accounting for guarantees issued prior to the date of initial application should not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Interpretation’s disclosure requirements were implemented during the year ended December 31, 2002. The adoption of the recognition and measurement provisions of this Interpretation are not expected to have a significant impact on the Company’s earnings, financial condition or equity.

19. PARENT COMPANY ONLY

The following is condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

                                                 CONDENSED BALANCE SHEET
                                                                                                           DECEMBER 31,
                                                                                                        2002          2001
                                                                                                        ----          ----

         ASSETS:
             Cash                                                                                      $   2         $   1
             Investment in subsidiary                                                                 45,267        40,141
             Other                                                                                        -             30
                                                                                                      ------        ------

                    Total                                                                            $45,269       $40,172
                                                                                                      ======        ======

         LIABILITIES AND SHAREHOLDERS' EQUITY:
             Liabilities                                                                               $  35         $   -
             Shareholders' equity                                                                     45,234        40,172
                                                                                                      ------        ------

                    Total                                                                            $45,269       $40,172
                                                                                                      ======        ======

                                                CONDENSED INCOME STATEMENT
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                         2002          2001          2000
                                                                                         ----          ----          ----

         INCOME:
             Equity in undistributed earnings of subsidiary                             $2,598        $2,918         $1,969
             Dividends from subsidiary                                                   1,542         1,056          1,396
                                                                                        ------        ------         ------

                       Total income                                                      4,140         3,974          3,365

         OPERATING EXPENSES                                                                142           191            238
                                                                                        ------        ------         ------

         INCOME BEFORE TAXES                                                             3,998         3,783          3,127

         CREDIT FOR INCOME TAXES                                                            48            65             55
                                                                                        ------        ------         ------

         NET INCOME                                                                     $4,046        $3,848         $3,182
                                                                                        ======        ======         ======

                                             CONDENSED STATEMENT OF CASH FLOWS
                                                                                                  YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                        2002           2001           2000
                                                                                        ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                      $ 4,046         $3,848        $3,182
      Adjustments to reconcile net income to net cash
         provided by operations:
             Equity in earnings of subsidiary                                          (4,140)        (3,974)       (3,365)
             Deferred income taxes                                                          2              2            (8)
             Net change in other assets                                                    24             23           (47)
                                                                                        ------        ------         ------

                Net cash used in operating activities                                     (68)          (101)         (238)
                                                                                        ------        ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES,
      Dividends received from subsidiary                                                1,542          1,056          1,396
                                                                                        ------        ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends paid, net of dividend reinvestment                                     (1,047)        (1,006)       (1,173)
      Exercise of stock options                                                            15             51            16
      Withholdings to purchase capital stock                                               39              -             -
      Purchase of treasury stock                                                         (480)             -             -
                                                                                        ------        ------         ------

                Net cash used in financing activities                                  (1,473)          (955)       (1,157)
                                                                                        ------        ------         ------

                       Net increase in cash                                                                -

CASH, BEGINNING                                                                             1              1             -
                                                                                        ------        ------         ------

CASH, ENDING                                                                               $2            $ 1           $ 1
                                                                                        ======        ======         ======

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10:              DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required under Item 401 of Regulation S-K is incorporated by reference herein, to the section, “Board of Directors and Management”, subsections “Information as to Directors and Nominees”, “Family Relationships”, “Executive Officers of the Company”, and “Certain other Officers”, contained within the Company’s 2003 definitive Proxy Statement.

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

Item 11:              EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the section titled “Executive Compensation”, contained within the Company’s 2003 definitive Proxy Statement.

Item 12:              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference herein, to the section titled “Beneficial Ownership of the Company’s Common Stock by Significant Shareholders, Directors and Executive Officers”, contained within the Company’s 2003 definitive Proxy Statement.

Item 13:              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data” and is incorporated by reference herein to the section titled “Certain Business Relationships and Transactions with Management”, contained within the Company’s 2003 definitive Proxy Statement.

Item 14:              CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate, except for the internal control components of risk assessment and monitoring

(b) Changes in internal controls. The Company has made significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial officers, as follows:

  A formal risk assessment was not completed for the year ended December 31, 2002. It is management’s intention to have a formally documented risk assessment completed and submitted to the Company’s Audit Committee for approval.
  Management intends to work with the Internal Audit Department to perform a risk assessment, from which an internal audit schedule will be developed and submitted to the Company’s Audit Committee for approval. Once approved, the Audit Committee will monitor the risk assessments and the timely completion of each scheduled internal audit.

PART IV

Item 15:              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) (1)Financial Statements - The following financial statements are included by reference in Part II, Item 8 hereof:

        Report of Independent Certified Public Accountants.
        Balance Sheet.
        Statement of Income.
        Statement of Changes in Shareholder Equity.
        Statement of Cash Flows.
        Notes to Financial Statements.

     (2)Financial Statement Schedules

          Financial   Statement  Schedules  are  omitted  because  the  required information is either not applicable,  the data are not significant or
          the  required   information  is  shown  in  the  respective  financial
          statements or in the notes thereto or elsewhere herein.

     (3)Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-K.

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3,1999 and as amended on April 6, 2000.

3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6,2000.

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No.333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

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
Included herein in Note 13 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

12 Statement regarding computation of ratios. Included herein in Item 6, "Selected Financial Data".

21 Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification of Princial Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2002.

(c)  The  exhibits  required  to be filed by this  Item are  listed  under  Item
     14(a)3, above.

(d)  NOT APPLICABLE.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D&D BANCORP, INC.
(Registrant)

Date: March 28, 2003	By:/s/Michael F. Marranca
Michael F. Marranca,
Chairman of the Board of Directors and
President

Date: March 28, 2003	By:/s/Joseph J. Earyes
Joseph J. Earyes,
Executive Vice President and
Chief Executive Officer

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                       DATE
                                                                                       ----

By:/s/Michael F. Marranca                                                        March 28, 2003
   Michael F. Marranca, Chairman
   of the Board of Directors and President

By:/s/Joseph J. Earyes                                                           March 28, 2003
   Joseph J. Earyes, Executive Vice President
   And Chief Executive Officer

By:/s/Salvatore R. DeFrancesco                                                   March 28, 2003
   Salvatore R. DeFrancesco, Chief Financial
   Officer

By:/s/Robert P. Farrell                                                          March 28, 2003
   Robert P. Farrell, Treasurer,
   Pincipal Accounting Officer

By:/s/Samuel C. Cali                                                             March 28, 2003
   Samuel C. Cali, Director and
   Chairman Emeritus

By:/s/John F. Glinsky, Jr.                                                       March 28, 2003
   John F. Glinsky, Jr., Secretary
   of the Board of Directors and
   Director

By:/s/Patrick J. Dempsey                                                         March 28, 2003
   Patrick J. Dempsey, Vice Chairman
   of the Board of Directors and Director

By:/s/Paul A. Barrett                                                            March 28, 2003
   Paul A. Barrett, Director

By:/s/John T. Cognetti                                                           March 28, 2003
   John T. Cognetti, Director

By:/s/Michael J. McDonald                                                        March 28, 2003
   Michael J. McDonald, Director

By:/s/David L. Tressler                                                          March 28, 2003
   David L. Tressler, Director

By:/s/Mary E. McDonald                                                           March 28, 2003
   Mary E. McDonald, Director

By:/s/Brian J. Cali                                                              March 28, 2003
   Brian J. Cali, Director

CERTIFICATIONS

              I, Joseph J. Earyes, certify that:

  I have reviewed this annual report on Form 10-K of Fidelity D&D Bancorp, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 28, 2003	/s/Joseph J. Earyes
Joseph J. Earyes,
Executive Vice President and
Chief Executive Officer

CERTIFICATIONS

              I, Salvatore R. DeFrancesco, certify that:

  I have reviewed this annual report on Form 10-K of Fidelity D&D Bancorp, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 28, 2003	/s/Salvatore R. DeFrancesco
Salvatore R. DeFrancesco,
Chief Financial Officer

CERTIFICATIONS

              I, Robert P. Farrell, certify that:

  I have reviewed this annual report on Form 10-K of Fidelity D&D Bancorp, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 28, 2003	/s/Robert P. Farrell
Robert P. Farrell, Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3,1999 and as amended on April 6, 2000.	*
3(ii) Bylaws of Registrant.Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*
10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*
10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.	*
10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.	*

10.4 Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.	*
10.5 Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*
10.6 Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*
10.7 Form of Employment Agreement with Joseph J. Earyes. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.	*
11 Statement regarding computation of earnings per share. Included herein in Note 13 "Earnings per Share", contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	75
12 Statement regarding computation of ratios. Included herein in Item 6, "Selected Financial Data".	8
21 Subsidiaries of the Registrant.	99
23 Consent of Independent Auditors.	100
99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	101

99.2Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	102
99.3 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	103

* - Incorporated by Reference

Products and Services

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
The Fidelity Check Card
ATM Card
The Fidelity Telephone Link
The Fidelity Web Bill Pay
Sweep Accounts Using Repurchase
Agreements

Consumer Loan Products
Home Equity Line of Credit
Mortgage Loans
Installment Loans
Student Loans
Preferred Lines of Credit
MasterCard/Visa

Special Purpose Credit and Other Programs Fidelity Offers
Special Home Buyer Programs
Business Loan Products
Commercial Loans
Equipment Loans
Floor Plan Loans
Lines of Credit
Community Development Loans
Demand Loans
Commercial Mortgages
Participation Loans
Letters of Credit

Special Business Loan Programs
Women Owned Business Programs
SBA Loan Programs
PENNCAP Loans
PEDFA Loans
EDNCP Loans

FHLB Banking on Business
USDA Loan Programs

Investment Services:*
Annuities
Trust (Personal/Corporate)
Estate Settlement Services
Mutual Funds
Term Life Insurance
Institutional Money Managers
Retirement Accounts:
- 401K
- SEP
- SIMPLE
- IRA

Additional Bank Services
Tax Exempt Bonds
Government Check Cashing Services
Acceptance of Utility Bills:
Pennsylvania American Water
Penn Fuel
Acceptance of County Real Estate Taxes
Acceptance of TT&L Payments for Businesses
Series "EE" and "I" U.S. Savings Bonds, Travelers
Checks and Cashier Checks
Wire Transfer Services
Safe Deposit Services
ACH Services
Direct Deposit Services

Business Deposit Products and Services
Business Checking with Account Analysis
Small Business Checking
Neighbor Business Checking
NOW Accounts Money Market Deposit Accounts
Fidelity Visa Business Check Card
Savings Accounts
Certificates of Deposit
Sweep Accounts Using Repurchase Agreements
Fidelity at Work Program

Business Electronic Services
Fidelity Cash Manager
The Fidelity Telephone Link
The Fidelity On-Line
MasterCard/Visa (MAC) Merchant Processing
ACH Origination Processing