Form 10-Q
period 2003-03-31
FIDELITY D & D BANCORP INC
filed 2003-05-15
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2003

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

_____ YES __X__ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 30, 2003, the latest practicable date was 1,824,913 shares.

FIDELITY D & D BANCORP, INC.
FORM 10-Q MARCH 31, 2003
INDEX

PART I. FINANCIAL INFORMATION                                                           Page

ITEM 1. FINANCIAL STATEMENTS:

               Consolidated Balance Sheet as of March 31, 2003
                  and December 31, 2002                                                   3
               Consolidated Statement of Income for the three
                  months ended March 31, 2003 and 2002                                    4
               Consolidated Statement of Changes in Shareholders' Equity
                  for the three months ended March 31, 2003 and 2002                      5
               Consolidated Statement of Cash Flows for the three months
                  ended March 31, 2003 and 2002                                           6
               Notes to Consolidated Financial Statements                               7-9

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                     10-17

-ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk             17-19

ITEM 4.        Controls and Procedures                                                   20

PART II.   OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                         20

ITEM 2.        Change in Securities and Use of Proceeds                                  20

ITEM 3.        Defaults upon Senior Securities                                           20

ITEM 4.        Submission of Matters to a Vote of Security Holders                       20

ITEM 5.        Other Information                                                         20

ITEM 6.        Exhibits and Reports on Form 8-K                                          21

Signatures                                                                               22

Certifications                                                                        23-25

Exhibit Index                                                                         26-30

FIDELITY D & D BANCORP, INC.
CONSOLIDATED BALANCE SHEET
As of March 31, 2003 and December 31, 2002
                                                            March 31, 2003     December 31, 2002
                                                              (unaudited)          (audited)
                                                              -----------          ---------
ASSETS
Cash and due from banks                                      $ 17,075,315       $ 18,763,322
Interest bearing deposits with financial institutions             464,233          7,455,925
                                                             ------------       ------------
      Total cash and cash equiva1                              17,539,548         26,219,247

Held-to-maturity securities                                    10,030,430         11,778,803
Available-for-sale securities                                 142,213,672        137,770,804

Loans, net of unearned income                                 353,757,057        358,161,803
Allowance for loan losses                                       3,700,951          3,899,753
                                                             ------------       ------------
      Net loans                                               350,056,106        354,262,050

Loans available-for-sale                                       33,054,621         28,715,355
Premises and equipment, net                                    12,641,553         12,735,201
Accrued interest receivable                                     2,346,196          2,347,332
Foreclosed assets held for sale                                   515,762            436,932
Life insurance cash surrender valUE                             7,023,147                  -
Other assets                                                    2,995,004          3,723,511
                                                             ------------       ------------
      Total assets                                          $ 578,416,039      $ 577,989,236
                                                             ============       ============

LIABILITIES
Deposits:
   Noninterest-bearing                                       $ 57,155,821       $ 61,151,465
   Certificates of deposit $100,000 or more                   135,077,697        129,486,498
   Other interest-bearing deposits                            217,760,520        223,150,213
                                                             ------------       ------------
      Total deposits                                          409,994,038        413,788,176

Accrued expenses and other liabilities                          4,238,802          4,753,613
Short-term borrowings and repurchase agreements                55,499,538         51,213,014
Long-term debt                                                 63,000,000         63,000,000
                                                             ------------       ------------
   Total liabilities                                          532,732,378        532,754,803
                                                             ------------       ------------

SHAREHOLDERS' EQUITY
   Preferred stock authorized 5,000,000 shares,
        no par value, none issued                                       -                  -
   Common stock authorized 10,000,000 shares,
        no par value                                            9,592,826          9,590,142
   Accumulated other comprehensive income                       1,027,356          1,265,224
   Retained earnings                                           35,087,211         34,600,627
                                                             ------------       ------------
           Subtotal                                            45,707,393         45,455,993
   Less treasury stock                                            (23,731)         (221,559)
                                                             ------------       ------------
      Total shareholders' equity                               45,683,661         45,234,433
                                                             ------------       ------------
      Total liabilities and shareholders' equity             $578,416,039       $577,989,236
                                                             ============       ============

    See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                                                    Three Months Ended
                                                                           March 31, 2003         March 31, 2002
                                                                           --------------         --------------
Interest Income
   Interest and fees on loans:
         Taxable                                                           $ 5,922,083             $ 6,212,886
         Nontaxable                                                            105,672                 161,446
    Interest and fees on leases                                                 91,734                 150,527
    Interest-bearing deposits with financial institutions                        1,905                   5,907
    Investment securities:
         US Government agencies                                              1,311,771               1,957,983
         States & political subdivisions (nontaxable)                          111,770                 132,469
         Other securities                                                       73,841                  59,399
    Federal funds sold                                                          18,973                  49,997
                                                                               -------                  ------
       Total interest income                                                 7,637,748               8,730,614
                                                                            ----------               ---------
 Interest expense
    Certificates of deposit of $100,000 or more                              1,288,181               1,431,342
    Other deposits                                                           1,462,436               2,024,382
    Securities sold under repurchase agreements                                164,429                 305,353
    Other short & long term borrowings                                         890,733                 886,995
                                                                              --------                 -------
       Total interest expense                                                3,805,780               4,648,072
                                                                            ----------               ---------
       Net interest income                                                   3,831,968               4,082,542
 Provision for loan losses                                                     300,000                 460,000
                                                                              --------                 -------
       Net interest income, after provision for loan losses                  3,531,968               3,622,542
                                                                            ----------               ---------
 Other income:
    Service charges on deposit accounts                                        384,635                 343,443
    Gain on sale of investment securities                                       81,551                  19,688
    Gain on sale of loans and leases                                            68,101                  81,586
    Gain/(loss) on foreclosed assets held for sale                              (3,528)                 84,759
    Other income                                                               426,226                 442,709
                                                                              --------                 -------
       Total other income                                                      956,985                 972,184
                                                                              --------                 -------
 Other operating expenses:
    Salaries and employee benefits                                           1,660,629               1,591,590
    Premises and equipment                                                     697,206                 645,002
    Advertising                                                                 74,267                  66,135
    Other expenses                                                             862,825                 841,858
                                                                              --------                 -------
       Total operating expenses                                              3,294,927               3,144,585
                                                                            ----------               ---------
 Income before provision for income taxes                                    1,194,026               1,450,141
 Provision for income taxes                                                    306,726                 372,012
                                                                              --------                 -------
        Net income                                                           $ 887,300             $ 1,078,129
                                                                            ==========             ===========
Per share data:
Net Income - Basic                                                              $ 0.49                  $ 0.59
Net Income - Diluted                                                            $ 0.49                  $ 0.59
Dividends                                                                       $ 0.22                  $ 0.20

        See Notes to Consolidated Financial Statements.

FIDELITY D & D BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
                                                                                                             Accumulated Other
                                                   Capital Stock           Treasury Stock         Retained      Comprehensive
                                               Shares       Amount      Shares       Amount        Earnings      Income/(Loss)        Total
                                           ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   1,819,168   $ 9,353,452         -            $ -   $ 32,080,824       $ (1,262,046)  $ 40,172,230
                                                                                                                                 ---------------
Net income                                                                                         1,078,129                         1,078,129

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                            (646,853)      (646,853)

                                                                                                                                ---------------
           Comprehensive income                                                                                                        431,276
                                                                                                                                ---------------

Dividends declared ($.20 per share)                                                                 (363,833)                         (363,833)

Issuance of shares of common stock
    through Dividend Reinvestment Plan           2,976       111,618                                                                   111,618
                                           ----------------------------------------------------------------------------------------------------

Balance, March 31, 2002                      1,822,144   $ 9,465,070         -            $ -   $ 32,795,120       $ (1,908,899)  $ 40,351,291
                                           ====================================================================================================
Balance, December 31, 2002                  1,825,363   $ 9,590,142      (5,987) $ (221,559)    $ 34,600,626       $  1,265,224   $ 45,234,433
                                                                                                                                ---------------

Net income                                                                                           887,300                           887,300

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                            (237,868)      (237,868)

                                                                                                                                ---------------
           Comprehensive income                                                                                                        649,432
                                                                                                                                ---------------
Dividends declared ($.22 per share)                                                                 (400,716)                         (400,716)

Issuance of shares of common stock
   through Stock Option Plan                         -             -       800         29,800                                           29,800

Issuance of shares of common stock
    through Employee Stock Purchase Plan             -             -     1,264         42,654                                           42,654

Issuance of shares of common stock
    through Dividend Reinvestment Plan              71         2,684     3,317        125,374                                          128,057
                                           ----------------------------------------------------------------------------------------------------

Balance March 31, 2003                       1,825,434   $ 9,592,826      (606)     $ (23,731)  $ 35,087,211        $ 1,027,356   $ 45,683,661
                                           ====================================================================================================
See notes to consolidated financial statements.

FIDELITY D & D BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
                                                                2003            2002
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $ 887,300     $ 1,078,129
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                            311,122         302,100
        Amortization / (Accretion), net                         419,651         (23,766)
        Provision for loan losses                               300,000         460,000
        Deferred income tax                                    (119,439)        353,371
        Increase in cash surrender value of life insurance      (23,147)              -
        (Gain)/loss sale of investment securities               (81,551)        (19,688)
        (Gain)/loss on sale of loans and leases                 (68,101)        (81,586)
        (Gain)/loss on sale of foreclosed assets held for sale    3,528         (84,759)
        Amortization of loan servicing rights                    47,615          11,985
        Net change in interest receivable                         1,136        (522,571)
        Net change in other assets                              728,507          39,407
        Net change in other liabilities                        (272,834)        327,835
                                                             -----------    -----------
        Net cash provided by operating activities             2,133,787       1,840,457
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of held-to-maturity securities                          -      (9,057,722)
     Proceeds from maturity, call and pay down
        of held-to-maturity securities                        1,722,327         430,450
     Proceeds from the sale of available-for-sale            12,093,723       6,019,688
     Proceeds from maturity, call and pay down
        of available-for-sale securities                     18,611,438      12,479,399
     Purchase of available-for-sale securities              (35,820,487)     (5,235,328)
     Purchase of life insurance policies                     (7,000,000)              -
     (Increase) in federal funds sold                                 -      (2,380,000)
     Proceeds from sale of available-for-sale loans             939,929       5,557,977
     Proceeds from sale of credit card recievables            2,977,526               -
     Net change in loans                                     (4,726,322)    (13,765,159)
     Purchase of bank premises and equipment                   (217,474)     (1,179,530)
     Proceeds from sale of foreclosed assets held for sale      313,673         790,479
                                                             -----------    -----------
        Net cash (used in) investing activities             (11,105,667)     (6,339,746)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in non interest-bearing deposit              (3,995,644)     (4,234,576)
     Net change in interest bearing deposits                 (5,389,693)      2,621,123
     Net change in CD's $100,000 or more                      5,591,199       3,405,061
     Net change in short term borrowings                      4,286,524      (7,044,411)
     Dividends paid, net of dividend reinvestment              (272,659)       (252,216)
     Proceeds from employee stock purchase plan                  42,654               -
     Proceeds from exercise of stock options                     29,800               -
                                                             -----------    -----------
        Net cash provided by financing activities               292,181      (5,505,019)
                                                             -----------    -----------
Net increase/(decrease) in cash and cash equivalents         (8,679,699)    (10,004,308)
Cash and cash equivalents, beginning                         26,219,247      25,644,972
                                                             -----------    -----------
Cash and cash equivalents, ending                          $ 17,539,548    $ 15,640,664
                                                             ===========    ===========

See notes to consolidated financial statements.

FIDELITY D & D BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations and Critical Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and its wholly owned subsidiary, The Fidelity Deposit & Discount Bank (Bank), (collectively the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Nature of Operations

The Bank is a commercial bank chartered by the Commonwealth of Pennsylvania. Having commenced operations in 1903, the Bank provides a full range of traditional banking services, trust services and alternative financial products from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management prepared the unaudited financial statements in accordance with GAAP. In meeting its responsibility for the financial statements, management depends on the Company’s accounting systems and related internal controls. These systems and controls are designed to provide reasonable, but not absolute, assurance that the financial records accurately reflect the transactions of the Company, the Company’s assets are safeguarded and that financial statements present fairly the financial position and results of operations of the Company.

In the opinion of management, the consolidated balance sheets as of March 31, 2003 and December 31, 2002 present fairly the consolidated financial position of the Company as of those dates and the related statements of income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2003 and 2002, present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal reoccurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 and the notes included therein, included within the Company’s Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

Critical Accounting Policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Company’s methodology for determining the allowance for loan losses is described in “Provision for Loan Losses” within Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service through a broker. In developing these fair values, the valuation service uses estimates of cash flows based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, management typically obtains price quotes from more than one source. The majority of the Company’s investment securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, excluded from earnings and reported separately through accumulated other comprehensive income, which is included within shareholders’ equity.

The fair value of residential mortgage loans classified as available-for-sale is obtained from the Federal National Mortgage Association (Fannie Mae). The fair value of SBA loans classified as available-for-sale is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.

2. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2003 and 2002.

                                                                  Weighted Average         Earnings
                                                   Income           Common Shares            per
March 31, 2003                                   Numerator           Denominator            Share
                                                 ---------           -----------            -----
Basic EPS                                         $ 887,300          1,821,275              $0.49
                                                                                            =====
Dilutive effect of potential common stock:
Stock options;
     Exercise of outstanding options                                    10,600
     Hypothetical share repurchase at $36.50                            (9,624)
                                            -----------------------------------------
Diluted EPS                                       $ 887,300          1,822,250              $0.49
                                            =========================================       =====

March 31, 2002
Basic EPS                                       $ 1,078,129          1,819,895              $0.59
                                                                                            =====
Dilutive effect of potential common stock:
Stock options;
     Exercise of outstanding options                                    17,800
     Hypothetical share repurchase at $37.00                           (16,302)
                                            -----------------------------------------
Diluted EPS                                     $ 1,078,129          1,821,393              $0.59
                                            =========================================       =====

3. Stock Compensation Plans

As permitted by Accounting Principles Board Opinion No. 25, the Company uses the intrinsic value method of accounting for stock compensation plans. Utilizing the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” to stock options.

                                                                               Three Months Ended
(Net Income in Thousands)                                                           March 31,
                                                                           2003               2002
                                                                           ----               ----
Net income, as reported                                                   $ 887              $ 1,078
Deduct: Total stock option compensation expense determined
under fair value method for all awards, net of tax effects                   (-)                  (8)
                                                                          ------             --------

Pro forma net income                                                      $ 887              $ 1,070
                                                                          =====              =======

Net Income per share-basic:
As reported                                                               $ 0.49              $ 0.59
Pro forma                                                                 $ 0.49              $ 0.59

Net Income per share-diluted:
As reported                                                               $ 0.49              $ 0.59
Pro forma                                                                 $ 0.49              $ 0.59
4. Bank Owned Life Insurance

The Bank invested in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. Income generated from the increase in cash surrender value of the policies is included in other income on the income statement.

FIDELITY D & D BANCORP, INC.

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

1. Changes in Financial Condition

Deposits

The following table represents the composition of total deposits as of March 31, 2003 and comparative funding changes since previous year end.

                                                                                                        Dollar            Percent
                                                 March 31, 2003          December 31, 2002              change             change
                                                 --------------          -----------------              ------             ------
      Noninterest-bearing deposits
      ----------------------------
Personal                                             $ 24,760,113              $ 22,956,626              $ 1,803,487        7.86%
Non-personal                                           23,166,990                24,877,991               (1,711,001)      -6.88%
Public fund                                             4,057,811                 4,039,547                   18,264        0.45%
Bank checks                                             5,170,907                 9,277,301               (4,106,393)     -44.26%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                               $ 57,155,821              $ 61,151,465             $ (3,995,644)      -6.53%
==================================================================================================================================

        Certificates of deposit
          of $100,000 or more
          -------------------
Personal                                             $ 81,313,106              $ 79,169,750              $ 2,143,357        2.71%
Non-personal                                           23,355,960                23,571,462                 (215,501)      -0.91%
Public fund                                            24,388,276                21,111,991                3,276,285       15.52%
IRA's                                                   6,020,354                 5,633,296                  387,058        6.87%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 135,077,697             $ 129,486,498              $ 5,591,199        4.32%
==================================================================================================================================

    Other interest-bearing deposits
    -------------------------------
CD's less than $100,000:
Personal                                             $ 94,964,262              $ 95,302,987               $ (338,725)      -0.36%
Non-personal                                            5,667,463                11,054,526               (5,387,063)     -48.73%
Public fund                                               746,428                   633,489                  112,939       17.83%
IRA's                                                  20,290,632                20,358,968                  (68,336)      -0.34%
----------------------------------------------------------------------------------------------------------------------------------
               sub total                              121,668,785               127,349,970               (5,681,185)      -4.46%
NOW acounts                                            39,546,862                40,719,446               (1,172,584)      -2.88%
Money market deposits                                  14,921,294                16,561,358               (1,640,064)      -9.90%
Savings and clubs                                      41,623,580                38,519,440                3,104,140        8.06%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 217,760,520             $ 223,150,213             $ (5,389,693)      -2.42%
==================================================================================================================================

             Total deposits
             --------------
Noninterest-bearing deposits                         $ 57,155,821              $ 61,151,465             $ (3,995,644)      -6.53%
Interest-bearing deposits                             352,838,217               352,636,711                  201,506        0.06%
----------------------------------------------------------------------------------------------------------------------------------
                 Total                              $ 409,994,038             $ 413,788,176             $ (3,794,137)      -0.92%
==================================================================================================================================

As indicated in the previous table, deposits decreased $3.8 million or 0.9% during the first three months of 2003.

Public fund deposits accounted for $48.9 million or 11.9% of total deposits. The bank was able to attract public funds due to long established relationships and competitive product pricing. However, it is recognized that public fund deposits are sensitive to the operating demands of the various public entities and the changing political landscape. Thus, the Bank could experience material shifts in these outstanding balances throughout the year.

Bank checks (official checks) are used to pay operating expenses of the Bank, deposit withdrawals and loan disbursements. While Bank checks are included in total deposits, they are not deposits from customers.

Borrowings

Short-term borrowings, which are comprised of repurchase agreements (repos), treasury tax and loan retained funds and federal funds purchased, increased $4.3 million or 8.4% to $55.5 million at March 31, 2003.

Long-term debt with the Federal Home Loan Bank remains at $63 million as of March 31, 2003.

Shareholders' Equity

During the first quarter of 2003, Shareholders’ equity increased by $0.4 million or 1.0%, primarily from earnings retained after dividend payments. At the March 10, 2003 dividend payment date, 3,317 shares of treasury stock were reissued under the dividend reinvestment plan.

Loans

Loans, net of unearned income, decreased $4.4 million or 1.2% to date during 2003. Commercial loans increased $1.5 million or 0.8% from strong growth in floating rate and tax free commercial loans offsetting the pay downs within the fixed rate loan portfolio. Consumer loans and direct financing leases decreased $4.7 million or 7.3% primarily because of the sale of the Bank’s $2.7 million credit card portfolio in February. The demand was also affected by tightening Bank credit standard policies to improve the overall quality of the consumer portfolio. This continued reduced demand stemmed from management’s decision last year to substantially curtail non-profitable indirect dealer lending and stopping retail direct leasing activities.

The following table reflects the composition of the loan portfolio, excluding loans held as available-for-sale:

                                                  March 31, 2003        December 31, 2002
                                                  --------------        -----------------
 Real estate                                        $ 84,913,748             $ 85,447,703
 Commercial                                          204,520,896              202,974,155
 Consumer                                             53,245,035               56,984,927
 Real estate construction                              5,921,732                6,797,002
 Direct financing leases                               5,649,914                6,578,720
------------------------------------------------------------------------------------------
                Gross loans                          354,251,325              358,782,507
 Less:
   Unearned discount                                     494,268                  620,704
   Allowance for loan losses                           3,700,951                3,899,753
------------------------------------------------------------------------------------------
 Net Loans                                         $ 350,056,106            $ 354,262,050
==========================================================================================

The Company has classified certain residential mortgages, student loans and SBA guaranteed loans of $33.1 million and $28.7 million as available-for-sale (AFS) at March 31, 2003 and 2002, respectively. The fair value of AFS loans at March 31, 2003 and December 31, 2002 was $ 33.7 million and $29.7 million, respectively. Residential mortgages AFS grew $4.4 million or 16.9%, net of residential mortgages AFS sold totaling $0.7 million, during 2003. These mortgages were sold to provide liquidity and begin to address future interest rate risk considerations and other risks associated with historically low mortgage rates compared with the long term duration of these types of loans.

Securities

The majority of the investment portfolio remains in mortgage-backed securities because these types of securities provide a monthly cash flow, which can be used for reinvestment, have shorter weighted average lives and historically do not extend to their stated long term maturity dates and have no imbedded call options.

In light of fluctuations in the bond market, the current investment strategy utilized was able to produce a 4.20% year-to-date tax equivalent yield on the entire investment portfolio as of March 31, 2003. The current yield is down 124 basis points from the 5.44% tax equivalent yield as of December 31, 2002. As would be expected, the continued repricing of assets during a decline in market interest rates over the last year caused an overall decrease in the year-to-date yield for 2003.

Pay downs of $12.9 million from mortgage-backed securities and $7.5 million of called US agency and municipal bonds totaled $20.4 million of liquidity. Available-for-sale US Government Agency bonds and mortgage-backed securities of $12.0 million were sold to improve the yield in the investment portfolio. Investment purchases were made primarily in mortgage-backed securities and municipal bonds totaling $35.1 million, during 2003.

The investment securities portfolio at March 31, 2003 consists of the following:

                                                                        GROSS                GROSS
                                               AMORTIZED             UNREALIZED            UNREALIZED                FAIR
                                                  COST                  GAINS                LOSSES                 VALUE
                                         ----------------------- -------------------- --------------------- -----------------------
Securities held-to-maturity:
----------------------------
Mortgage-backed securities                $    10,030,430        $     402,014          $       (273)         $   10,432,717

Government agencies                       $             -        $           -          $          -          $            -
                                         ----------------------- -------------------- --------------------- -----------------------
   Total securities held-to-maturity      $    10,030,430        $     402,014          $       (273)         $   10,432,717
                                         ----------------------- -------------------- --------------------- -----------------------

Securities available-for-sale:
------------------------------
Agencies                                  $    21,159,512        $     122,969          $     21,783          $   21,260,698
State and municipal                            11,133,137               99,227                47,568              11,184,796
Corporate Bonds                                 3,989,279               13,840                 5,619               3,997,500
Mortgage-backed securities                     99,798,920            1,348,604                28,510             101,119,015
                                         ----------------------- -------------------- --------------------- -----------------------

   Sub total                                  136,080,848            1,584,641               103,480             137,562,009

Equity securities                               4,576,225               75,438                     -               4,651,663
                                         ----------------------- -------------------- --------------------- -----------------------

   Total securities available-for-sale    $   140,657,072        $   1,660,079          $    103,480          $  142,213,672
                                         ----------------------- -------------------- --------------------- -----------------------

       Total Securities                   $   150,687,502        $   2,062,093          $    103,207          $  152,646,388
                                         ======================= ==================== ===================== =======================

At March 31, 2003, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Mortgage backed securities, which are subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are listed in total.

                                                                  Amortized                Market
            Securities held-to-maturity                             cost                   value
            ---------------------------                             ----                   -----
Mortgage-backed securities                                       $10,030,430             $10,432,717
----------------------------------------------------- ----------------------- -----------------------
         Total securities held-to maturity                       $10,030,430             $10,432,717
----------------------------------------------------- ----------------------- -----------------------

           Securities available-for-sale
           -----------------------------
One year or less                                                  $1,169,667              $1,171,643
One through five years                                            10,510,000              10,563,569

Five through ten years                                            11,541,729              11,660,996

Over ten years                                                    13,060,532              13,046,786
----------------------------------------------------- ----------------------- -----------------------

                     sub total                                    36,281,928              36,442,994
Mortgage-backed securities                                        99,798,920             101,119,015
Equity securities                                                  4,576,225               4,651,663
----------------------------------------------------- ----------------------- -----------------------
        Total securities available-for-sale                     $140,657,072            $142,213,672
----------------------------------------------------- ----------------------- -----------------------
                  Total securities                              $150,687,502            $152,646,388
===================================================== ======================= =======================
Bank Owned Life Insurance

During February 2003, the bank purchased $7 million of bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the bank is the owner and beneficiary of the policies. The bank’s excess liquidity from investment and loan pay downs funded the BOLI and the earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax-free advantage to the bank. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI is an asset that can be liquidated, if necessary, with tax costs associated. However, it is the bank’s intention to hold this pool of insurance because it provides income that enhances the bank’s capital position.

2. Changes in Results of Operations:

Net Income for the three months ending March 31, 2003 and 2002 was $887 thousand and $1.1 million, respectively. Detailed breakdowns of the significant differences reflecting the overall $191 thousand reduction in earnings are as follows:

                                                         2003                2002      Difference
                                                        -----               -----      ----------

Net interest income                                  $3,831,968          $4,082,542     $(250,574)
Provision for loan losses                            $  300,000          $  460,000     $ 160,000
Deposit service charges and other income             $  810,861          $  786,152     $ $24,709
Gain/(loss) on sale of assets                        $  146,124          $  186,033     $ (39,909)
Salaries and employee benefits                       $1,660,629          $1,591,590     $ (69,039)
Premises and equipment                               $  697,206          $  645,002     $ (52,204)
Other expense                                        $  937,092          $  907,994     $ (29,098)
Provision for income tax                             $  306,726          $  372,012     $  65,286

TAX EQUIVALENT YIELD:
-------------------
                                              Three months ended        Year ended       Three months ended
                                                 March 31,2003       December 31,2002       March 31,2002
                                             --------------------- --------------------- --------------------
Average earning assets:
Loans and leases                                         $389,104              $384,791             $379,265
Investments                                               149,111               154,000              151,446
Federal funds sold                                          5,726                11,584               11,799
Interest-bearing deposits                                     866                   919                1,463
                                             --------------------- --------------------- --------------------
Total                                                    $544,807              $551,294             $543,973
                                             ===================== ===================== ====================

Average Interest Bearing Liabilities:
Other Interest-bearing deposits                           $96,315               $84,782              $80,101
Certificates of deposit                                   264,579               286,496              283,426
Other borrowed funds                                       65,722                64,045               64,115
Repurchase agreements                                      47,222                45,872               48,826
                                             --------------------- --------------------- --------------------
Total                                                    $473,837              $481,195             $476,468
                                             ===================== ===================== ====================

Interest Income
Loans and leases                                           $6,167               $26,402               $6,594
Investments                                                 1,545                 8,382                2,204
Federal funds sold                                             19                   190                   50
Interest-bearing deposits                                       2                    17                    6
                                             --------------------- --------------------- --------------------
Total                                                      $7,732               $34,991               $8,854
                                             ===================== ===================== ====================

Interest Expense
Other Interest-bearing deposits                              $195                  $934                 $243
Certificates of deposit                                     2,555                12,351                3,213
Other borrowed funds                                          891                 3,601                  887
Repurchase agreements                                         164                   996                  305
                                             --------------------- --------------------- --------------------
Total                                                      $3,806               $17,882               $4,648
                                             ===================== ===================== ====================

Net Interest Income                                        $3,927               $17,109               $4,206
                                             ===================== ===================== ====================

Yield on average earning assets                             5.76%                 6.35%                6.60%
Cost of average interest-bearing
liabilities                                                 3.26%                 3.72%                3.96%
                                             --------------------- --------------------- --------------------
Interest rate spread                                        2.50%                 2.63%                2.64%
                                             ===================== ===================== ====================
Net yield on average earning assets                         2.92%                 3.10%                3.14%
                                             ===================== ===================== ====================

The reduction of net interest income results from total earning asset volume remaining flat with a 84 basis point decrease in yield on earning assets along with only a 70 basis point reduction in rates of interest-bearing liabilities. The tax equivalent yield on earning assets was 5.76% and 6.60% for the three months ending March 31, 2003 and 2002, respectively. Cost of interest-bearing liabilities was 3.26% and 3.96% for the three months ending March 31, 2003 and 2002, respectively. The yields on earning assets were driven down by declining market rates while the rates on interest-bearing liabilities also declined to the extent possible. However, average costs could not be decreased enough in comparison with the decrease of earning yields because of repricing characteristics within the time deposit portfolio and long-term borrowings.

The decrease in the provision for loan losses is a result of a net $100 thousand allowance for loan loss reduction associated with the sale of the credit card portfolio along with the decreased provision required during 2003 from management’s analysis of potential loss within the portfolio as compared to the first three months of 2002.

The increase in fee income resulted from management’s focus on collections of non-sufficient fund fees and other fees from deposit services provided. The Bank had invested $7 million in life insurance policies of which the $23 thousand of earnings from the increase in cash surrender values are accounted for within other income.

Operating expenses increased $150 thousand or 4.8% for the period ended March 31, 2003 compared to the same period of the previous year. As stated within the table above, salaries and benefit costs increased 4.3%, premises and equipment expenses increased 8.1% and other expenses increased 2.5% in comparison to the first three months of 2002. Most of the increase in operating costs can be attributed to the opening of the Eynon office and the major conversion of the Bank’s core processing system.

The provision for income taxes differs from the amount of income tax determined from applying the statutory federal corporate income tax rate to taxable income from continuing operations primarily because of tax-free income, non-deductible expenses and low income housing credits. The effective tax rate on pre-tax book income remained at 25.7% for the three months ending March 31, 2003 and 2002. Income before provision for income taxes in 2003 decreased $256 thousand over the same period ended during 2002, which resulted in the $65 thousand reduction in provision for income tax.

Provision for Loan Losses

The provision is an expense charged against current earnings for actual or potential losses from uncollectible loans and leases. Through the provision, the allowance for loan losses is increased. Loans and leases determined to be uncollectible are charged-off against the allowance.

The Bank maintains an Asset Quality Committee which meets monthly to review known and potential problem loans and leases. The committee is comprised of bank management, credit administration and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

The Bank does not have significant concentrations of loans in specific industries or outside the Northeastern Pennsylvania geographic area.

Allowance for Loan Losses

                                                   March 31, 2003           December 31, 2002         March 31, 2002
                                                   --------------           -----------------         --------------

Total loans, net of unearned income                  $386,811,678               $386,877,158          $381,517,241

Allowance for loan losses                              $3,700,951                 $3,899,753            $3,844,643

Percentage to net loans                                     0.96%                      1.01%                 1.01%

Provision for loan losses
   Year ended                                                                     $1,664,000
   Three months ended                                    $300,000                                         $460,000

(Charge offs)/recoveries, net
   Year ended                                                                   $(1,506,180)
   Three months ended                                  $(498,802)                                       $(357,290)

Over the last five years, management has analyzed and relied on specific factors in determining the amount of loan loss provision relative to the adequacy of the allowance for loan losses. The methodology used by the Bank to analyze the adequacy of the allowance for loan losses is as follows (loans and leases are collectively referred to as loans):

  Identification of specific problem loans by loan category by the credit administration.
  Calculation of specific reserves required based on collateral and other persuasive evidence.
  Identification of loans collateralized by cash.
  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and loans with specific reserves.
  Application of historical loss percentages (3-year average) to pools to determine the allowance allocation.
  Application of qualitative factor adjustment percentage for trends or changes in the loan portfolio.

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

Net charge offs for the three month period ending March 31, 2003 increased $142 thousand from the same period in 2002. The primary reason for the increase was credit card charge-offs of $41 thousand that were required to be taken in connection with the sale of the credit card portfolio and three residential foreclosed properties which were written down by $69 thousand to their fair value when transferred to Other Real Estate. The remainder of the increase was in commercial loan gross charge offs of $284 thousand for the first quarter of 2003 versus $167 thousand in the first quarter of 2002. One large commercial loan accounted for almost half of the 2003 commercial gross charge offs. The overall reduction in the allowance for loan losses balance was mainly due to the credit card portfolio sale, which reduced the allowance by $141 thousand, and the $69 thousand charge-off from the properties transferred to other real estate.

The Bank is unaware of any potential problem loans that have not been reviewed and addressed. Potential problem loans are those where there is known information that leads the Bank to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

Based upon the analysis of both the loan portfolio and the allowance for loan losses at March 31, 2003, Management believes that the allowance provides adequate protection against portfolio loss. However, there could be instances of which the Bank is unaware that may require additional charge-offs and or increases to the provision.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Sensitivity

The Company is subject to the interest rate risks inherent in our lending, investing and financing activities. Fluctuations of interest rates will impact interest income and interest expense along with affecting market values of all interest-earning and interest-bearing liabilities, except for those assets or liabilities with a short term remaining to maturity. Interest rate risk management is an integral part of the Asset/Liability Management process. The Company has instituted certain procedures and policy guidelines to manage the interest rate risk position. Those internal policies enable the Company to react to changes in market rates to protect net interest income from significant fluctuations. The primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income along with creating an asset/liability structure that maximizes earnings.

To manage this interest rate sensitivity position, an asset/liability model called 'cumulative gap analysis' is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the Asset/Liability Committee (ALCO) to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

At March 31, 2003, the Company maintained a one year cumulative gap of negative $14.3 million or 2.5% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities, which can expose the Bank to interest rate risk during a period of increasing interest rates. Conversely, in a declining interest rate environment, net income could be positively affected because more liabilities than assets will reprice during a one year period.

                                                            Interest Sensitivity Gap at March 31, 2003
                                               ------------------------------------------------------------------

                                                 3 months      3 through      1 through        Over
                                                  or less     12 months        3 years       3 years        Total
                                               ------------   ---------      -----------     -------        -----
                                                                    (Dollars in thousands)

Cash and cash equivalents...................    $     465     $      -       $       -      $  17,075     $ 17,540
Investment securities.......................       22,662       33,472          55,030         41,080      152,244
Loans.......................................      125,808       85,124          90,395         81,783      383,110
Fixed and other assets......................            -            -               -         25,522       25,522
                                                ---------     --------       ---------      ---------     --------
   Total assets.............................    $ 148,935     $118,596       $ 145,425      $ 165,460     $578,416
                                                =========     ========       =========      =========     ========
   Total cumulative assets..................    $ 148,935     $267,531       $ 412,956      $ 578,416
                                                =========     ========       =========      =========

Non interest-bearing transaction deposits...    $       -     $  5,726       $  15,747      $ 35,683      $ 57,156
Interest-bearing transaction deposits.......        2,984       46,554          36,407        10,146        96,091
Time deposits...............................       41,532      129,271          75,362        10,582       256,747
Repurchase Agreements.......................       31,427        8,077               8             -        39,512
Short-term borrowings.......................       15,988            -               -             -        15,988
Long-term debt..............................            -            -           5,000        58,000        63,000
Other liabilities...........................            -            -               -         4,239         4,239
                                                ---------     --------       ---------      ---------     --------
   Total liabilities........................    $  91,931     $189,628       $ 132,524      $118,650      $532,733
                                                =========     ========       =========      ========      ========
   Total cumulative liabilities.............    $  91,931     $281,559       $ 414,083      $532,733
                                                =========     ========       =========      ========

Interest sensitivity gap....................    $  57,004     $(71,032)      $  12,901      $ 46,810
                                                =========     ========       =========      ========

Cumulative gap..............................    $  57,004     $(14,028)      $  (1,127)     $ 45,683
                                                =========     ========       =========      ========

Cumulative gap to total assets..............         9.86%       -2.43%          -0.19%         7.90%

Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

The Bank’s demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

Liquidity

Liquidity for a bank is the ability to fund customers' needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank. Current sources of liquidity are:

  Cash and cash equivalents
  Asset maturities and pay downs within one year
  Loans and investments available-for-sale
  Growth of core deposits
  Growth of repurchase agreements
  Increase of other borrowed funds from correspondent banks
  Issuance of capital stock

As detailed in the statement of cash flows, total cash and cash equivalents had a net $8.7 million decrease due to purchases of investment securities and funding the $7.0 million purchase of life insurance policies. Funding new loan growth was offset by proceeds received from the credit card portfolio sale. The $4.0 million decrease in demand deposits resulted from Bank checks clearing through internal accounts to fund operations. The net cash utilized to fund operations throughout the quarter was funded through the increase of short-term borrowings. The $5.4 million decrease in other interest bearing deposits was offset by a $5.6 million increase in public fund time deposits greater than $100,000.

Management believes that the present level of liquidity is strong and adequate for current operations based upon the short-term liquidity position of $17.5 million in cash and cash equivalents. A secondary source of liquidity is provided from expected cash flow from principal reductions in the investment and loan portfolios and the ability to sell $33.1 million in mortgage loans available for sale at March 31, 2003. Management monitors asset and liability maturities to match anticipated large cash flow requirements. These cash flow requirements are reviewed daily with the use of internally generated reports.

The Bank considers its core deposit base as the primary source of liquidity. However, the Bank can also borrow in the Federal Funds market to meet temporary liquidity needs. The Bank has other sources to obtain liquidity from borrowings with the Federal Reserve Discount Window and Federal Home Loan Bank advances.

Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of March 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios at March 31, 2003 are as follows:

                                                                                                     To be Well Capitalized
                                                                          For Capital               Under Prompt Corrective
                                               Actual                  Adequacy Purposes               Action Provisions
                                               Amount       Ratio           Amount         Ratio            Amount             Ratio
                                               ------       -----           ------         -----            ------             -----

Total Capital
         (to Risk Weighted Assets)           $48,353,178    12.90%        $29,984,406      8.00%          $37,480,507         10.00%
Tier 1 Capital
        (to Risk Weighted Assets)            $44,618,280    11.90%        $14,992,203      4.00%          $22,488,304          6.00%
Tier 1 Capital
        (to Average Assets)                  $44,618,280     7.71%        $23,134,585      4.00%          $28,918,231          5.00%

The ratios for the Bank are not materially different from those of the Company.

ITEM 4. Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, except for the internal control components of risk assessment and monitoring, in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. The Company has made significant changes to our internal controls and other factors that could significantly affect these controls subsequent to the date of evaluation by the Chief Executive Officer and Chief Financial Officer, as follows:

  A formal risk assessment was not completed for the quarter ended March 31, 2003 or the year ended December 31, 2002. It is management’s intention to have a formally documented risk assessment completed and submitted to the Company’s Audit Committee for approval by April 30, 2003.

  Management intends to work with the Internal Audit Department to perform a risk assessment, from which an internal audit schedule will be developed and submitted to the Company’s Audit Committee for approval by April 30, 2003. Once approved, the Audit Committee will monitor the risk assessments and the timely completion of each scheduled internal audit.

The Company’s internal audit department completed a formal risk assessment and internal audit schedule for 2003 through 2005. On April 30, 2003, the Company’s Audit Committee reviewed and approved the risk assessment and internal audit schedule.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 1, 2002, the Bank was served with a civil complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demands approximately $250,000 in connection with certain environmental remediation activities. The activities were purportedly performed prior to the opening of the Bank’s new Eynon branch. On July 22, 2002, the Bank filed preliminary objections to the complaint. The preliminary objections were decided on November 26, 2002, and the Bank filed its answer and new matter raising various legal defenses. Formal discovery has commenced and depositions are scheduled through June 2003. The Bank intends to vigorously defend this action.

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

ITEM 2.	Changes in Securities and Use of Proceeds.
None.

ITEM 3.	Default Upon Senior Securities.
None.

ITEM 4.	Submission of matters to a Vote by Security Holders.
None

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits and Reports on Form 8-K.

a)            Exhibits

3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

3(ii)	Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank.Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No.333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

10.4	Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

10.5	Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.6	Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.7	Form of Employment Agreement with Joseph J. Earyes. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.

11	Statement regarding computation of earnings per share. Included herein in Note 2 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b)            No Current Report on Form 8-K was filed by the Registrant during the quarter ended March 31, 2003.

FIDELITY D&D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2003                             /s/ Michael F. Marranca
                                               -----------------------------------
                                               Michael F. Marranca,
                                               Chairman of the Board of Directors and President

DATE: May 15, 2003                             /s/ Joseph J. Earyes
                                               -----------------------------------
                                               Joseph J. Earyes,
                                               Executive Vice President and Chief Executive Officer

DATE: May 15, 2003                             /s/ Salvatore R. DeFrancesco
                                               -----------------------------------
                                               Salvatore R. DeFrancesco,
                                               Treasurer and Chief Financial Officer

CERTIFICATIONS

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

Date: May 15, 2003	/s/Joseph J. Earyes
Joseph J. Earyes
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

Date: May 15, 2003	/s/Salvatore R. DeFrancesco
Salvatore R. DeFrancesco
Treasurer and Chief Financial Officer

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

Date: May 15, 2003	/s/Robert P. Farrell
Robert P. Farrell
Principal Accounting Officer

FIDELITY D&D BANCORP, INC.

Exhibit Index		Page
3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

3(ii)	Bylaws of Registrant.Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.	*

10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank.Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.	*

10.4	Registrant's 2000 Dividend Reinvestment Plan.Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.	*

10.5	Registrant's 2000 Independent Directors Stock Option Plan.Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.6	Registrant's 2000 Stock Incentive Plan.Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7	Form of Employment Agreement with Joseph J. Earyes.Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.	*

11	Statement regarding computation of earnings per share.	8

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	28

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	29

99.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	30

* - Incorporated by Reference