Form 10-Q
period 2003-06-30
FIDELITY D & D BANCORP INC
filed 2003-08-13
CIK 1098151

SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2003

COMMISSION FILE NUMBER: 333-90273

FIDELITY D & D BANCORP, INC.
STATE OF INCORPORATION	IRS EMPLOYER IDENTIFICATION NO:
PENNSYLVANIA	23-3017653

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

_____ YES __X___ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 31, 2003, the latest practicable date was 1,815,729 shares.

FIDELITY D & D BANCORP, INC and SUBSIDIARY.
DUNMORE, PA 18512

FORM 10-Q JUNE 30, 2003
INDEX

PART I. FINANCIAL INFORMATION                                                        Page
                                                                                     ----

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheet as of June 30, 2003
                and December 31, 2002                                                   3
        Consolidated Statement of Income for the three and six
                months ended June 30, 2003 and 2002                                    4
        Consolidated Statement of Changes in Shareholders' Equity
                for the six months ended June 30, 2003 and 2002                         5
        Consolidated Statement of Cash Flows for the six months
                ended June 30, 2003 and 2002                                            6
        Notes to Consolidated Financial Statements                                      7

ITEM 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              10

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk                      22

ITEM 4. Controls and Procedures                                                        26

PART II.     OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                      27

ITEM 2.         Change in Securities and Use of Proceeds                               27

ITEM 3.         Defaults upon Senior Securities                                        27

ITEM 4.         Submission of Matters to a Vote of Security Holder                     27

ITEM 5.         Other Information                                                      27

ITEM 6.         Exhibits and Reports on Form 8-K                                       28

Signatures                                                                             29

Certifications                                                                         30

Exhibit Index                                                                          32

FIDELITY D & D BANCORP, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2003 and December 31, 2002

                                                                          June 30, 2003      December 31, 2002
                                                                            (unaudited)           (audited)
                                                                            -----------           ---------
ASSETS

Cash and due from banks                                                   $ 21,614,767         $ 18,763,322
Federal funds sold                                                          11,000,000                    -
Interest bearing deposits with financial institutions                          561,389            7,455,925
                                                                              --------            ---------
      Total cash and cash equivalents                                       33,176,156           26,219,247

Available-for-sale securities                                              136,336,655          137,770,804
Held-to-maturity securities                                                  7,822,090           11,778,803
Loans available-for-sale (fair value approximates $30,427,000
   and $29,660,000 in 2003 and 2002, respectively)                          29,352,040           28,715,355
Loans and leases, net of allowance for loan losses of
   $3,782,125 and $3,899,753 in 2003 and 2002, respectively                354,033,147          354,262,050

Premises and equipment, net                                                 12,552,591           12,735,201
Accrued interest receivable                                                  2,371,387            2,347,332
Foreclosed assets held for sale                                                255,905              436,932
Life insurance cash surrender value                                          7,111,473                    -
Other assets                                                                 2,769,323            3,723,512
                                                                            ----------            ---------
      Total assets                                                       $ 585,780,767        $ 577,989,236
                                                                        ==============        =============

LIABILITIES

Deposits
   Noninterest-bearing                                                    $ 62,039,356         $ 61,151,465
   Certificates of deposit of $100,000 or more                             149,961,441          129,486,498
   Other interest-bearing deposits                                         220,596,815          223,150,213
                                                                          ------------          -----------
      Total deposits                                                       432,597,612          413,788,176

Securities sold under repurchase agreements                                 39,214,894           47,231,946
Short-term borrowings                                                        1,060,547            3,981,068
Long-term debt                                                              63,000,000           63,000,000
Accrued expenses and other liabilities                                       4,263,484            4,753,613
                                                                            ----------            ---------
     Total liabilities                                                     540,136,537          532,754,803
                                                                          ------------          -----------

SHAREHOLDERS’
EQUITY

   Preferred stock authorized 5,000,000 shares,
        no par value, none issued                                                    -                    -
   Common stock authorized 10,000,000 shares,
        no par value                                                         9,698,455            9,590,142
   Treasury stock                                                             (457,920)            (221,559)
   Accumulated other comprehensive income                                      794,974            1,265,224
   Retained earnings                                                        35,608,721           34,600,626
                                                                           -----------           ----------
      Total shareholders' equity                                            45,644,230           45,234,433
                                                                           -----------           ----------
      Total liabilities and shareholders' equity                         $ 585,780,767        $ 577,989,236
                                                                        ==============        =============
See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                                              Three Months Ended                           Six Months Ended
                                                                       June 30, 2003       June 30, 2002        June 30, 2003           June 30, 2002
                                                                       -------------       -------------        -------------           -------------
Interest Income

Interest and fees on loans:

         Taxable                                                        $ 5,695,878         $ 6,279,804           $ 11,617,961            $ 12,492,690
         Nontaxable                                                          99,665             145,552                205,337                 306,998
    Interest and fees on leases                                              79,101             133,747                170,835                 284,274
    Interest-bearing deposits with financial institutions                     2,464               4,853                  4,369                  10,760
    Investment securities:
         US Government agencies                                           1,081,193           1,977,464              2,392,964               3,935,447
         States & political subdivisions (nontaxable)                       113,116             119,417                224,886                 251,886
         Other securities                                                    59,209              59,620                133,050                 119,019
    Federal funds sold                                                       16,210              38,789                 35,180                  88,786
                                                                            -------             -------                -------                 ------
       Total interest income                                              7,146,836           8,759,246             14,784,583              17,489,860
                                                                         ----------          ----------            -----------             ----------
 Interest expense
    Certificates of deposit of $100,000 or more                           1,319,105           1,494,447              2,607,286               2,925,789
    Other deposits                                                        1,367,259           1,915,985              2,829,695               3,940,367
    Securities sold under repurchase agreements                             127,495             257,854                291,924                 563,207
    Other short-term borrowings & long term debt                            903,837             897,788              1,794,570               1,784,783
                                                                           --------            --------             ----------              ---------
       Total interest expense                                             3,717,696           4,566,074              7,523,475               9,214,146
                                                                         ----------          ----------             ----------              ---------
       Net interest income                                                3,429,140           4,193,172              7,261,108               8,275,714
 Provision for loan losses                                                  460,000             496,000                760,000                 956,000
                                                                           --------            --------               --------                -------
       Net interest income, after provision for loan losses               2,969,140           3,697,172              6,501,108               7,319,714
                                                                         ----------          ----------             ----------              ---------
 Other income:
    Service charges on deposit accounts                                     436,256             289,398                820,891                 543,275
    Net gain on sale of investment securities                               132,277              40,173                213,828                  59,861
    Net gain on sale of loans                                               356,305             180,833                424,406                 262,419
    Net gain/(loss) on foreclosed assets held for sale                      (36,644)            (29,824)               (40,172)                 54,935
    Other income                                                            372,404             498,683                798,630               1,030,957
                                                                           --------            --------               --------              ---------
       Total other income                                                 1,260,598             979,263              2,217,582               1,951,447
                                                                         ----------            --------             ----------              ---------
 Other operating expenses:
    Salaries and employee benefits                                        1,567,548           1,545,435              3,228,177               3,137,025
    Premises and equipment                                                  682,206             549,782              1,379,411               1,194,784
    Advertising                                                              68,238             120,197                142,505                 186,332
    Other operating expenses                                                696,128             942,844              1,558,953               1,784,702
                                                                           --------            --------             ----------              ---------
       Total other operating expenses                                     3,014,120           3,158,258              6,309,046               6,302,843
                                                                         ----------          ----------             ----------              ---------
 Income before provision for income taxes                                 1,215,618           1,518,177              2,409,644               2,968,318
 Provision for income taxes                                                 292,647             409,424                599,373                 781,436
                                                                           --------            --------               --------                -------
        Net income                                                        $ 922,971         $ 1,108,753            $ 1,810,271             $ 2,186,882
                                                                         ==========        ============           ============            ===========
Per share data:
   Net income - basic                                                        $ 0.49              $ 0.61                 $ 0.99                  $ 1.20
   Net income - diluted                                                      $ 0.49              $ 0.61                 $ 0.99                  $ 1.20
   Dividends                                                                 $ 0.22              $ 0.21                 $ 0.44                  $ 0.41
See Notes to Consolidated Financial Statements.

FIDELITY D & D BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
                                                                                                            Accumulated Other
                                                 Capital Stock           Treasury Stock         Retained      Comprehensive
                                             Shares       Amount     Shares       Amount        Earnings      Income/(Loss)        Total
                                          ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   1,819,168  $ 9,353,452         -            $ -   $ 32,080,824       $ (1,262,046)  $ 40,172,230
                                                                                                                               ---------------

Net income                                                                                        2,186,882                         2,186,882

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                          1,372,688      1,372,688

                                                                                                                               ---------------
           Comprehensive income                                                                                                     3,559,570
                                                                                                                               ---------------

Dividends declared ($.41 per share)                                                                (746,483)                         (746,483)

Treasury stock purchased                                              (12,960)      (479,640)                                        (479,640)

Issuance of shares of common stock
    through Dividend Reinvestment Plan           6,202      230,967                                                                   230,967
                                          ----------------------------------------------------------------------------------------------------
Balance, June 30, 2002                       1,825,370  $ 9,584,419   (12,960)    $ (479,640)  $ 33,521,223          $ 110,642   $ 42,736,644
                                          ====================================================================================================

Balance, December 31, 2002                   1,825,363  $ 9,590,142    (5,987)    $ (221,559)  $ 34,600,626        $ 1,265,224   $ 45,234,433
                                                                                                                               ---------------

Net income                                                                                        1,810,271                         1,810,271

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                           (470,250)      (470,250)
                                                                                                                               ---------------
           Comprehensive income                                                                                                     1,340,021
                                                                                                                               ---------------

Dividends declared ($.44 per share)                                                                (802,176)                         (802,176)

Issuance of shares of common stock
   through Stock Option Plan                         -            -       800         29,800                                           29,800

Issuance of shares of common stock
    through Employee Stock Purchase Plan             -            -     1,264         42,654                                           42,654

Issuance of shares of common stock
    through Dividend Reinvestment Plan           3,068      108,313     3,923        149,105                                          257,418

Treasury stock purchased                                              (12,720)      (457,920)                                        (457,920)
                                          ----------------------------------------------------------------------------------------------------
Balance June 30, 2003                        1,828,431  $ 9,698,455   (12,720)    $ (457,920)  $ 35,608,721          $ 794,974   $ 45,644,230
                                          ====================================================================================================
See notes to consolidated financial statements.

Comprehensive income for the three months ended June 30, 2003 and June 30, 2002 was ($232,382) and $2,019,541, respectively.

FIDELITY D & D BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

                                                                          2003                        2002
                                                                  ---------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 1,810,271                  $ 2,186,882
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                           624,529                      514,297
        Net amortization/(accretion) of securities                             870,453                      (33,429)
        Provision for loan losses                                              760,000                      956,000
        Deferred income tax                                                    (89,307)                     203,376
        Writedown of foreclosed assets held for sale                           444,403                      151,460
        Increase in cash surrender value of life insurance                    (111,473)                           -
        (Gain)/loss sale of investment securities                             (213,828)                     (59,861)
        (Gain)/loss on sale of loans                                          (424,406)                    (262,419)
        (Gain)/loss on sale of foreclosed assets held for sale                  40,172                      (74,356)
        (Gain)/loss on sale of leased assets                                    89,594                       10,928
        Amortization of loan servicing rights                                  108,738                       46,125
        Net change in interest receivable                                      (24,055)                     229,988
        Net change in interest payable                                         (48,161)                    (125,401)
        Net change in other assets                                             897,824                          489
        Net change in other liabilities                                       (110,410)                     311,420
                                                                             ---------                      -------
        Net cash provided by operating activities                            4,624,344                    4,055,499
                                                                            ----------                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Held-to-maturity securities:
        Maturities, calls and paydowns                                       3,906,383                    1,083,389
        Purchases                                                                    -                   (9,057,722)
     Available-for-sale securities:
        Sales                                                               48,933,261                   29,274,261
        Maturities, calls and paydowns                                      26,441,406                   22,283,358
        Purchases                                                          (75,259,314)                 (38,990,429)
     Net increase in loans available-for-sale                              (15,059,447)                 (18,702,263)
     Net increase in loans and leases                                       (2,274,017)                  (9,771,847)
     Purchase of life insurance policies                                    (7,000,000)                           -
     Purchase of bank premises and equipment                                  (441,919)                  (1,873,495)
     Proceeds from sale of available-for-sale loans                         11,869,642                   18,879,873
     Proceeds from sale of credit card recievables                           2,977,526                            -
     Proceeds from sale of leased assets                                       894,072                      209,809
     Proceeds from sale of foreclosed assets held for sale                     403,333                      699,680
                                                                              --------                      -------
        Net cash used in investing activities                               (4,609,074)                  (5,965,386)
                                                                           -----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in noninterest-bearing deposits                                887,891                    3,506,111
     Net change in certificates of deposit of $100,000 or more              20,474,943                   18,831,542
     Net change in interest bearing deposits                                (2,553,398)                  (4,150,067)
     Net change in short term borrowings                                   (10,937,573)                 (11,526,835)
     Purchase of treasury stock                                               (457,920)                    (479,640)
     Dividends paid, net of dividend reinvestment                             (544,758)                    (515,516)
     Proceeds from employee stock purchase plan                                 42,654                            -
     Proceeds from exercise of stock options                                    29,800                            -
                                                                               -------                            -
        Net cash provided by financing activities                            6,941,639                    5,665,595
                                                                            ----------                    ---------
Net increase in cash and cash equivalents                                    6,956,909                    3,755,708
Cash and cash equivalents, beginning                                        26,219,247                   25,644,972
                                                                           -----------                   ----------
Cash and cash equivalents, ending                                         $ 33,176,156                 $ 29,400,680
                                                                         =============                 ============
See notes to consolidated financial statements.

FIDELITY D & D BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations and Critical Accounting Policies

       Principles of Consolidation

The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and its wholly owned subsidiary, The Fidelity Deposit & Discount Bank (Bank), (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation.

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

In the opinion of management, the consolidated balance sheets as of June 30, 2003 and December 31, 2002 present fairly the consolidated financial position of the Company as of those dates. The related statements of income, changes in shareholders’ equity and cash flows for the three months ended June 30, 2003 and 2002, present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal reoccurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Company’s methodology for determining the allowance for loan losses is described in “Allowance for Loan Losses” within Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

2. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the six months ended June 30, 2003 and 2002.

                                                                      Weighted Average         Earnings
                                                     Income            Common Shares              per
June 30, 2003                                       Numerator           Denominator              Share
                                                    ---------           -----------              -----
Basic EPS                                          $ 1,810,271                 1,822,438         $0.99
                                                                                                 =====
Dilutive effect of potential common stock:

Stock options;
     Exercise of outstanding options                                              10,600
     Hypothetical share repurchase at $35.90                                      (9,785)
                                              -------------------------------------------
Diluted EPS                                             $ 1,810,271            1,823,253         $0.99
                                                                                                ======
                                              ===========================================
June 30, 2002

Basic EPS                                               $ 2,186,882            1,820,071         $1.20
                                                                                                 =====
Dilutive effect of potential common stock:

Stock options;
     Exercise of outstanding options                                              17,800
     Hypothetical share repurchase at $37.50                                     (15,673)
                                              -------------------------------------------
Diluted EPS                                             $ 2,186,882            1,822,198         $1.20
                                                                                                ======
                                              ===========================================

3. Stock Compensation Plans

As permitted by Accounting Principles Board Opinion No. 25, the Company uses the intrinsic value method of accounting for stock compensation plans. Utilizing the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” to stock options.

                                                                                Six Months Ended
(Net Income in Thousands)                                                            June 30,
                                                                           2003               2002
                                                                           ----               ----
Net income, as reported                                                  $ 1,810             $ 2,187
Deduct: Total stock option compensation expense determined

under fair value method for all awards, net of tax effects                    (-)                 (8)
                                                                         -------             -------

Pro forma net income                                                     $ 1,810             $ 2,179
                                                                         =======             =======

Net Income per share-basic:
As reported                                                               $ 0.99              $ 1.20
Pro forma                                                                 $ 0.99              $ 1.20

Net Income per share-diluted
As reported                                                               $ 0.99              $ 1.20
Pro forma                                                                 $ 0.99              $ 1.20

4. Bank Owned Life Insurance

The Bank invested in bank owned life insurance (BOLI) with the intent that the tax-free earnings from the increase in cash surrender value will be used to offset employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. The tax-free income generated from the increase in cash surrender value of the policies is included in other income on the income statement. A more detailed discussion of BOLI is included in “Managements Discussion and Analysis”, below.

FIDELITY D & D BANCORP, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the results of operations for the three and six months ended June 30, 2003 as compared to the same periods in 2002 and changes in the balance sheet from December 31, 2002 to June 30, 2003. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

Readers should note that many factors, some of which are discussed elsewhere in this Form 10-Q, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Form 10-Q. These factors include but are not limited to the following:

  operating, legal and regulatory risks, such as continued levels of loan quality and origination volumes, continued relationships with major customers, and technological changes;
  economic, political and competitive forces affecting the Bank’s business, such as changes in economic conditions, especially in the Bank’s market area, interest rate fluctuations, competitive product and pricing pressures within the Bank’s market, personal and corporate bankruptcies, monetary policy and inflation;
  our ability to grow internally or through acquisitions; and
  the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Management cautions readers not to place undue reliance on the forward-looking statements, which reflect analysis only as of this date. Management is not obliged to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after this date. Readers should carefully review the risk factors described in other documents that we file, from time to time, with the Securities and Exchange Commission, including Annual Reports on Form 10-K and any Current Reports on Form 8-K.

1. RESULTS OF OPERATIONS

Net income was $ 923,000 or $0.49 per common share, on a diluted basis, for the three months ended June 30, 2003. This represents a decrease of $186,000 or 17% from the net income of $1,109,000 or $0.61 per common share, on a diluted basis, reported for the same period in 2002. Net interest income was $764,000 lower in 2003 compared to 2002 due to reduced net interest rate spread and margin. Interest yielding assets repriced lower, while certain long-term time deposits and borrowings, due to the contractual time frame, lagged in the corresponding reduction of rates paid on the interest-bearing liabilities. Our net interest rate spread decreased 43 basis points from 2.65%, for the three months ended June 30, 2002, to 2.22% for the three months ended June 30, 2003. Our net interest margin decreased 49 basis points from 3.14%, for the three months ended June 30, 2002, to 2.65% for the three months ended June 30, 2003. Other non-interest income was $281,000 or 29% higher for the three months ended June 30, 2003, compared to the same period in 2002. Other income was higher, in 2003, due primarily to increased fees on deposit accounts, increase in the cash surrender value of bank owned life insurance, gains on the sales of loans, and investment securities available-for-sale. Other operating expenses were $144,000 or 5% lower for the three months ended June 30, 2003 compared to the same period in 2002. Salaries and benefits and premises and equipment expenses continue to trend higher due in part to the general inflationary increases in employee benefit costs, the branch addition and core processing system conversion, which occurred late in 2002. Other operating expenses have declined primarily from the effect of the accounting treatment for direct loan origination costs and from the significant increase in number of loans closed, which is attributable to the historically low interest rate environment.

Net income was $1,810,000 or $0.99 earnings per common share, on a diluted basis, for the six months ended June 30, 2003. This represents a decrease of $377,000 or 17% from the net income of $2,187,000 or $1.20 earnings per common share, on a diluted basis, reported for the same period in 2002. Net interest income was $1,015,000 lower in 2003 compared to 2002. Net interest rate spread decreased 28 basis points from 2.64%, for the six months ended June 30, 2002, to 2.36% for the six months ended June 30, 2003. Net interest margin decreased 36 basis points from 3.14%

for the six months ended June 30, 2002, to 2.78% for the six months ended June 30, 2003. Other non-interest income was $266,000 or 14% higher for the six months ended June 30, 2003 compared to the same period in 2002. Other income was higher, in 2003, due primarily to an increase in service charges and other deposit related fees, increase in the cash surrender value of bank owned life insurance, and gains from the sales loans and investment securities available for sale. Other operating expenses were relatively the same for the six months ended June 30, 2003, compared to the same period in 2002. Salaries and benefits and premises and equipment expenses continue to trend higher due in part to the general inflationary increases in employee benefit costs, the branch addition and core processing system conversion, which occurred late in 2002. Other operating expenses have declined primarily from the effect of the accounting treatment for direct loan origination costs and from the significant increase in number of loans closed, which is attributable to the historically low interest rate environment.

Return on average assets and return on average equity on an annualized basis were 0.64% and 7.99%, respectively, for the six months ended June 30, 2003, compared to 0.77% and 10.59%, respectively, for the same period in 2002.

Net interest income

Net interest income is the most significant component of our operating income. Net interest income depends upon the levels of interest-earning assets and interest-bearing liabilities and the difference or “spread” between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment, composition and characteristics of interest-earning assets and interest-bearing liabilities, and by competition. The interest rate spread is also influenced by differences in the maturity and repricing of assets versus the liabilities that fund them.

Responding to generally weak economic conditions, the Federal Reserve cut the targeted federal funds rate to 1.00%, in 2003. As a result, the current interest rate environment is at one of its all time historic low levels. The Bank’s interest-earning assets and interest-bearing liabilities continue to originate and reprice in this lower rate environment. The yields on average loans, for the six months ended June 30, 2003, were 6.25% compared to 6.89%, for the six months ended June 30, 2002. Similarly, the yields on average investments, for the six months ended June 30, 2003, were 3.79%, compared to 5.67%, for the six months ended June 30, 2002, mainly due to the repricing of called securities and the restructuring of the portfolio at current rates. The rate on average interest-bearing liabilities declined from 3.89%, for the six months ended June 30, 2002, to 3.24%, for the same period in 2003, due in part to lower rates on interest-bearing transaction deposits and short-term certificates of deposit. In the current environment we had success in raising non-maturity deposits that are generally less costly than time deposits. Changes in the composition and yield of our interest-earning assets and relatively stable rates on interest-bearing liabilities combined had a negative effect on the net interest rate spread and margin, for the six months ended June 30, 2003, compared to the same period in 2002.

For the three and six months ended June 30, 2003, net interest income, on a tax-equivalent basis, was $778,000 and $1,057,000 lower, respectively, than for the same periods in 2002. The decrease in net interest income in 2003 was primarily a function of average interest-earning asset decline and a greater reduction in yield on interest-earning assets over the rate savings on average interest-bearing liabilities. The net interest margin, on a tax-equivalent basis, decreased 49 basis points from 3.14%, for the three months ended June 30, 2002, to 2.65%, for the same period in 2003. The net interest rate spread decreased 43 basis points from 2.65%, for the three months ended June 30, 2002, to 2.22%, for the same period in 2003.

The net interest margin on a tax-equivalent basis decreased 36 basis points from 3.14%, for the six months ended June 30, 2002, to 2.78%, for the same period in 2003. The net interest rate spread decreased 29 basis points from 2.65%, for the six months ended June 30, 2002, to 2.36%, for the same period in 2003.

Average interest-earning assets declined $7,384,000 from $546,705,000, for the six months ended June 30, 2002, to $539,321,000, for the six months ended June 30, 2003. Average loan balances increased $4,526,000, while average investments, federal funds sold and average interest-bearing deposits decreased $6,826,000, $4,798,000 and $284,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.35%, for the six months ended June 30, 2002, to 115.14%, for the six months ended June 30, 2003. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 93 basis points and 65 basis points, respectively, due to the decline in overall interest rates. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of short-term certificates of deposit in the lower interest rate environment and the change in deposit mix. Short-term borrowings and repurchase agreements also repriced lower during 2003.

The following tables set forth, for the periods indicated, certain average balance sheet amounts and their corresponding full tax equivalent earnings or expenses and annualized tax equivalent yields or rates:

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS / RATES SUMMARY
(Dollars in Thousands)
TAX EQUIVALENT YIELD                                Six months ended         Year ended        Six months ended
                                                      June 30, 2003    December 31, 2002          June 30, 2002
                                              -----------------------------------------------------------------
Average earning assets:
Loans and leases                                          $ 387,244            $ 384,791             $ 382,718
Investments                                                 145,565              154,000               152,392
Federal funds sold                                            5,613               11,584                10,411
Interest-bearing deposits                                       899                  919                 1,184
                                              -----------------------------------------------------------------
      Total                                               $ 539,321            $ 551,294             $ 546,705
                                              =================================================================

Average interest-bearing liabilities:
Other Interest-bearing deposits                            $ 96,252             $ 84,782              $ 80,200
Certificates of deposit                                     263,963              286,496               288,048
Other borrowed funds                                         65,723               64,045                64,047
Repurchase agreements                                        42,441               45,872                45,794
                                              -----------------------------------------------------------------
      Total                                               $ 468,379            $ 481,195             $ 478,089
                                              =================================================================

Interest Income
Loans and leases                                           $ 12,074             $ 26,402              $ 13,211
Investments                                                   2,856                8,382                 4,406
Federal funds sold                                               35                  190                    89
Interest-bearing deposits                                         4                   17                    11
                                              -----------------------------------------------------------------
      Total                                                $ 14,969             $ 34,991              $ 17,717
                                              =================================================================

Interest Expense
Other Interest-bearing deposits                               $ 385                $ 934                 $ 483
Certificates of deposit                                       5,051               12,351                 6,383
Other borrowed funds                                          1,795                3,601                 1,785
Repurchase agreements                                           292                  996                   563
                                              -----------------------------------------------------------------
      Total                                                 $ 7,523             $ 17,882               $ 9,214
                                              =================================================================

Net Interest Income                                         $ 7,446             $ 17,109               $ 8,503
                                              =================================================================

Yield on average earning assets                               5.60%                6.35%                 6.54%
Cost of average interest-bearing liabilities                  3.24%                3.72%                 3.89%
                                              -----------------------------------------------------------------
Interest rate spread                                          2.36%                2.63%                 2.65%
                                              =================================================================
Net yield on average earning assets                           2.78%                3.10%                 3.14%
                                              =================================================================

Provision for loan losses

The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Bank’s loan portfolio. Loans and leases determined to be uncollectible are charged-off against the allowance for loan loss.

The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio. The Bank maintains a Special Asset Committee which meets monthly to review problem loans and leases. The committee is comprised of Bank management, credit administration officer, loan workout officer, and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

Management continuously reviews the risks inherent in the loan and lease portfolio. Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

  Specific loans that could have loss potential
  Levels of and trends in delinquencies and non-accrual loans
  Levels of and trends in charge-offs and recoveries
  Trends in volume and terms of loans
  Changes in risk selection and underwriting standards
  Changes in lending policies, procedures and practices
  Experience, ability and depth of lending management
  National and local economic trends and conditions
  Changes in credit concentrations

The provision for loan losses was $460,000, for the three months ended June 30, 2003, compared to $496,000, for the same period in 2002. The amount of the loan loss provision, for the three months ended June 30, 2003, was driven by the risk profile of the portfolio rather than an increase in loan volume. During the three months ended June 30, 2003, total gross loans grew $356,000, compared to $1,040,000, for the same period in 2002. Non-performing loans, which consist of loans past due 90 days and over and non-accrual loans, were $7,974,000 at June 30, 2003, compared to $7,005,000, at June 30, 2002.

For the six months ended June 30, 2003, the provision for loan losses was $760,000 or $196,000 lower than the $956,000 recorded during the comparable period in 2002. Net charge-offs were $877,628 and $875,860, for the six months ended June 30, 2003, and 2002. Total gross loans grew $290,000, during the six months ended June 30, 2003, compared to $8,689,000 during the same period in 2002. The relatively flat amount in gross loan portfolio during 2003 compared to the growth during 2002, attributed to the reduction in the current year’s provision.

The loan loss allowance as a percentage of total loans was 0.98% at June 30, 2003 and 1.00%, at June 30, 2002.

Other income

Other income consists primarily of service charges and other deposit related fees, fees from trust and financial services, increase in the cash surrender value of bank owned life insurance and gains (losses) on the sale of investment securities available-for-sale, loans held for sale and foreclosed assets held for sale.

For the three months ended June 30, 2003, other income was $1,261,000 or $281,000 higher than the $979,000 recorded during the same period in 2002. Of this increase, $147,000 pertained to service charges and activities related to deposit accounts, $88,000 from the increase in the cash surrender value of bank owned life insurance and $175,000 pertained to the gain on the sale of loans. During 2003, we recorded $132,000 in gains on the sale of investment securities available-for-sale, compared to $40,000 in 2002. In addition, we recognized $36,000 in losses on the sale of foreclosed assets held for sale, during the second quarter of 2003, compared to $30,000 in losses, during the second quarter of 2002.

For the six months ended June 30, 2003, other income was $2,218,000 or $266,000 higher than the $1,951,000, recorded during the same period in 2002. Of this increase, $278,000 pertained to service charges and activities related to deposit accounts, which have grown considerably during 2003, $111,000 from the increase in the cash surrender value of bank owned life insurance and $162,000 pertained to the gain on the sale of loans. During 2003, we recorded $214,000 in gains on the sale of investment securities available for sale, compared to $60,000 during 2002. Also, we recorded $40,000 in losses on the sale of foreclosed assets held for sale, in 2003, compared to $55,000 in gains in 2002. Other income classifications were $232,000 lower from exiting certain unprofitable lines of business during 2002 and increased amortization of mortgage servicing rights. Gross earnings recorded during 2002, such as fees from providing merchant in-house processing, had no corresponding earnings recorded in 2003. Another reduction in other income during 2003 was the significantly increased amortization of mortgage servicing rights, due to mortgage re-financings caused by the historically low interest rates. Finally, $90,000 in losses from sale of vehicles returned from full-term leases was recorded during 2003 contributing to the total other income decline.

Other operating expense

For the three months ended June 30, 2003, other operating expenses were $3,014,000 or $144,000 lower than the $3,158,000, recorded during the same period in 2002. For the six months ended June 30, 2003, other operating expenses were $6,309,000 or $6,000 higher than the $6,303,000, recorded during the same period in 2002.

Salaries and benefits were $22,000 higher in the second quarter of 2003 compared to the same period in 2002. Premises and equipment expenses increased $132,000 or 25% primarily due to the increased depreciation expense on the growth of the branch network and on the core processing computer system. Advertising expenses reduced $ 52,000 because of reduced advertising space purchased and using lower cost advertising approaches directly at branch locations. Other expenses, which consist primarily of professional services, office supplies, printing and postage, data processing, employee travel, meals and entertainment, and Board of Directors’ fees, decreased $247,000 or 26% compared to the second quarter of 2002. Of this decrease, $236,000 pertained to the accounting treatment for direct loan origination costs from the number of loans closed during the second quarter of 2003, attributed to the historically low interest rate environment.

Salaries and benefits were $91,000 or 3% higher for the six months ended June 30, 2003 compared to the same period in 2002. This increase was principally due to an increase in the number of employees and salary and benefit increases. Premises and equipment expenses increased $185,000 primarily due to the increased depreciation expense on the growth of the branch network and on the core processing computer system. Advertising expenses decreased from the overall reduction of advertising space purchased during the six months ended June 30, 2003. Other expenses decreased $226,000 or 23% in 2003 compared to 2002. This decrease pertained to the accounting treatment of $262,000 in direct loan origination costs resulting from the number of loans closed during 2003. Excluding this accounting treatment, other expenses have increased for the six months ended June 30, 2003 as compared to the same period during 2002 primarily to increased professional services resulting from required legal and audit services.

Income tax expense

The difference between the expected provision and actual provision for income taxes is primarily due to tax-free interest income and use of low-income housing tax credits.

We recorded a $293,000 tax provision representing an effective tax rate of 24% for the three months ended June 30, 2003 compared to $409,000 or 27% for the same period in 2002. We recorded a $599,000 tax provision representing an effective tax rate of 25% for the six months ended June 30, 2003 compared to $781,000 or 26% for the same period in 2002. The effective tax rates for the three and six months ended June 30, 2003 were lower than the comparable periods in 2002 principally due to tax-free earnings decreasing slightly, but representing a larger percentage of pre-tax earnings.

2. FINANCIAL CONDITION

Consolidated assets grew $7,792,000 or 1.4%, during the six months ended June 30, 2003, to $585,781,000. Cash and cash equivalents and life insurance cash surrender value increased by $6,957,000 and $7,111,000, respectively, during the six months ended June 30, 2003. Asset growth was primarily funded by a $18,809,000 increase in deposits, mostly certificates of deposit of $100,000 or more. Investments decreased $5,391,000, during the six months ended June 30, 2003. Securities sold under repurchase agreements and short-term borrowings decreased $8,017,000 and $2,921,000, respectively. Shareholders’ equity increased $410,000 from $45,234,000, at December 31, 2002, to $45,644,000, at June 30, 2003. This increase was attributable to net increase of $1,008,000 in earnings after payment of dividends, a $108,000 increase in common stock from shares issued under the employee stock purchase and dividend re-investment plans, a $470,000 reduction in the estimated fair value of investment securities available-for-sale, net of tax,and $236,000 increase for the purchase of treasury stock.

Investment securities

Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities, at June 30, 2003, was $144,159,000 or 25% of total assets. At June 30, 2003 approximately 67% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Agency bonds and municipal bonds comprised 20% and 7% of the investment portfolio, respectively.

Management buys and sells investment securities from time to time depending on market conditions, business trends, liquidity, and capital levels. Investment purchases provide a way to add assets quickly and generate additional earnings. The Bank generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

Management classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or, held to maturity (HTM). To date, management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. Securities AFS are marked to market in the consolidated balance sheet with an adjustment to equity, net of tax, that is presented in the caption “Accumulated other comprehensive income (loss).”

At June 30, 2003, the AFS portfolio had an estimated market appreciation of $1,205,000 before tax and an equity adjustment of $795,000, net of tax. This represents a $470,000 reduction in the estimated fair value of securities AFS, net of tax, over the prior year-end. This reduction occurred due to the addition of securities in this low rate environment, in which these underlying securities will de-value temporarily as corresponding market yields increase.

Investment Securities held-to-maturity and available-for-sale at June 30, 2003 consist of the following:

                                                                   GROSS           GROSS
                                              AMORTIZED         UNREALIZED      UNREALIZED            FAIR
                                                 COST              GAINS          LOSSES             VALUE
                                         --------------------------------------------------------------------------
Securities held-to-maturity:
----------------------------
Mortgage-backed securities                        $ 7,822,090       $ 301,201             $ -          $ 8,123,291
                                         --------------------------------------------------------------------------

   Total securities held-to-maturity              $ 7,822,090       $ 301,201             $ -          $ 8,123,291
                                         --------------------------------------------------------------------------

Securities available-for-sale:
------------------------------
Agencies                                         $ 28,168,786       $ 142,301        $ 43,084         $ 28,268,003
State and municipal                                 9,858,590         171,056           1,338           10,028,308
Corporate Bonds                                     3,989,899          20,935           1,458            4,009,375
Mortgage-backed securities                         89,335,250       1,005,306         153,326           90,187,230
                                         --------------------------------------------------------------------------

   Sub total                                      131,352,525       1,339,597         199,206          132,492,916

Equity securities                                   3,779,625          64,114               -            3,843,739
                                         --------------------------------------------------------------------------

   Total securities available-for-sale          $ 135,132,150     $ 1,403,712       $ 199,206        $ 136,336,655
                                         --------------------------------------------------------------------------

       Total Securities                         $ 142,954,240     $ 1,704,913       $ 199,206        $ 144,459,946
                                         ==========================================================================

At June 30, 2003, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Federal agency securities are listed based upon their stated maturities. Mortgage backed securities, which are based upon weighted-average lives and subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are also listed in total.

                                                                  Amortized                Market
             Securities held-to-maturity                             cost                   value
             ---------------------------                             ----                   -----
Mortgage-backed securities                                       $ 7,822,090             $ 8,123,291
-----------------------------------------------------------------------------------------------------
          Total securities held-to maturity                      $ 7,822,090             $ 8,123,291
-----------------------------------------------------------------------------------------------------
            Securities available-for-sale
            -----------------------------
One year or less                                                         $ -                     $ -
One through five years                                             5,448,580               5,494,001
Five through ten years                                            25,828,926              25,992,939
Over ten years                                                    10,739,768              10,818,746
-----------------------------------------------------------------------------------------------------

                      sub total                                   42,017,275              42,305,686
Mortgage-backed securities                                        89,335,250              90,187,230
Equity securities                                                  3,779,625               3,843,739
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
         Total securities available-for-sale                   $ 135,132,150           $ 136,336,655
-----------------------------------------------------------------------------------------------------

                  Total securities                             $ 142,954,240           $ 144,459,946
=====================================================================================================
Loans held for sale

The balance of loans held for sale was $29,352,000, at June 30, 2003, compared to $28,715,000, at December 31, 2002. The increase in loans held for sale relates to the timing of residential mortgage loan originations versus their sale.

Residential mortgages, SBA loans and student loans of $11,445,000 and $18,617,000 were sold, during the six months ended June 30, 2003 and 2002, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

Loans and leases, net

Gross loans increased from $386,877,000, at December 31, 2002, to $387,167,000, at June 30, 2003.

We originate a wide variety of loans primarily to small to mid-sized businesses and professionals. Our policies as well as applicable laws and regulations require risk analysis and ongoing portfolio and credit management. The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne counties of Pennsylvania. Real estate values are typically subject to risks associated with the general economy, among other matters.

Inherent in the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. We manage interest rate risk using various asset/liability modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or less. When possible, the Bank also originates strictly variable rate loans.

The following table reflects the composition of the loan portfolio:

                                                      June 30, 2003    December 31, 2002
                                                      -------------    -----------------
 Residential real estate                               $ 84,109,827         $ 85,447,703
 Commercial and commercial real estate                  209,955,570          202,974,155
 Consumer and home equity                                52,573,871           56,984,927
 Real estate construction and development                 6,806,248            6,797,002
 Direct lease financing                                   4,763,382            6,578,720
-----------------------------------------------------------------------------------------
    Gross loans and leases                              358,208,899          358,782,507
 Less:
    Unearned income                                         393,627              620,704
    Allowance for loan losses                             3,782,125            3,899,753
-----------------------------------------------------------------------------------------
        Loans and leases, net                         $ 354,033,147        $ 354,262,050
=========================================================================================
Allowance for Loan Losses

Management continually evaluates the credit quality of the Bank’s loan portfolio and performs a formal review of the allowance for loan loss adequacy, on a quarterly basis. The allowance for loan loss reflects management’s best estimate of losses, both known and inherent, in the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance for loan losses when loans are deemed to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

Management applies two primary components to in the loan review process to determine proper allowance levels. The two levels are specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

  Identification of specific problem loans by loan category by the credit administration
  Calculation of specific reserves required based on collateral and other persuasive evidence
  Identification of loans collateralized by cash
  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and loans with specific reserves
  Application of historical loss percentages (3 year average) to pools to determine the allowance allocation
  Application of qualitative factor adjustment percentage for trends or changes in the loan portfolio

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

Net charge offs for the six month period, ended June 30, 2003, were $878,000, compared to $876,000, for the same period in 2002. Commercial loan net charge-offs decreased from $394,000, through June 30, 2002, to $247,000, through June 30, 2003. Consumer loans remained relatively steady at $369,000 of net charge offs, for the first six months of 2003, compared to same period in 2002. The increase in net charge offs occurred in the mortgage loans as $178,000 was taken through June 30, 2003, compared to $20,000, during 2002. The mortgage charge offs were the result of properties foreclosed upon in the first half of 2003 and a required write down was taken to the fair market value of the real estate prior to transfer to Other Real Estate. The reduction in the allowance for loan losses balance was mainly due to the credit card portfolio sale, which occurred in the first quarter of 2003, and resulted in a reduction of $141,000 in the allowance.

The Bank is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads the Bank to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

Management believes that the allowance, at June 30, 2003, provides adequate protection against portfolio loss. However, there could be instances of which the Bank is unaware that may require additional charge-offs and/or increases to the provision.

At June 30, 2003, the allowance for loan losses was $3,782,125 or 0.98% of total loans, compared to 1.01% and 1.00%, at December 31, 2002, and June 30, 2002, respectively.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

ALLOWANCE FOR LOAN LOSSES
                                               For the Six                  For the                   For the Six
                                              Months Ended                 Year Ended                Months Ended
                                              June 30, 2003            December 31, 2002             June 30, 2002
                                          ----------------------      ---------------------      ----------------------

Balance, beginning of period                       $ 3,899,753                $ 3,741,933                 $ 3,741,933
                                                  ------------               ------------                 -----------

Provision                                              760,000                  1,664,000                     956,000
                                                      --------                 ----------                     -------

Charge-Offs
    Commercial                                         317,352                    928,543                     466,724
    Real Estate - Mortgages                            186,182                     39,659                      20,227
    Consumer                                           439,598                    850,226                     468,243
    Leases                                              51,539                    130,941                      40,433
                                                       -------                   --------                      ------
       Total Charge-Offs                               994,671                  1,949,369                     995,627

Recoveries
    Commercial                                          70,190                    358,908                      72,628
    Real Estate - Mortgages                              8,086                        110                          60
    Consumer                                            38,767                     69,040                      34,402
    Leases                                                   -                     15,131                      12,677
                                                            --                    -------                      ------
       Total Recoveries                                117,043                    443,189                     119,767

Net Charge-Offs                                        877,628                  1,506,180                     875,860
                                                      --------                 ----------                     -------

Balance, end of period                             $ 3,782,125                $ 3,899,753                 $ 3,822,073
                                                  ============               ============                ===========

Total Loans, end of period                       $ 387,167,312              $ 386,877,158               $ 382,557,516
                                                ==============             ==============               =============

Ratios:
Net Charge-Offs to:
    Loans, end of period                                  0.23%                      0.39%                       0.23%
    Allowance for Loan Losses                            23.20%                     38.62%                      22.92%
    Provisions for Loan Losses                          115.48%                     90.52%                      91.62%

Allowance for Loan Losses to:
    Total Loans                                           0.98%                      1.01%                       1.00%
    Non-Accrual Loans                                    77.66%                     97.52%                      98.97%
    Non-Performing Loans                                 47.43%                     59.10%                      54.56%

Non-performing assets

Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned, and repossessions. Non-performing assets represented 1.64% of total assets, at June 30, 2003, compared to 1.52% of total assets, at June 30, 2002, and 1.45%, at December 31, 2002.

The non-accrual/impaired loan balance increased $870,660, for the first six months of 2003, due to the addition of two commercial loan borrowers that filed bankruptcy. Efforts are ongoing with the courts to release the Bank’s collateral in order to liquidate the collateral and repay the debts.

As shown in the table below, non-performing loans, defined as non-accrual loans and loans past due 90 days or more and still accruing, increased $1,624,926, since the beginning of 2003. The increase was primarily in commercial loans, both non-accrual and 90 days past due. The ratio of non-performing loans to end of period total loans rose 36 basis points, for the six month period. For the same period in 2002, the ratio of non-performing loans to total loans was 1.83%, compared to 2.06% in 2003, or an increase of 23 basis points. The ratio of non-performing assets to total assets increased to 1.64%, at June 30, 2003, from 1.45%, at year end 2002.

Restructured loans shown below represent outstanding loans to one borrower that were modified as to terms, in June 2002. The loans have been performing as agreed since the restructuring; however, as of June 30, 2003, the account has been reported as past due 30-89 days.

Other Real Estate represents three properties that were recently foreclosed upon and transferred to the account. All properties are currently listed with a realtor and one property is under agreement of sale. Repossessions represent indirect auto loans that became delinquent and vehicles were repossessed.

NON-PERFORMING ASSETS
                                                June 30, 2003            December 31, 2002        June 30, 2002
                                              ------------------      ---------------------      ------------------

Loans past due 90 days or more
   and accruing                                    $ 3,103,903                $ 2,599,489             $ 3,143,564
Non-accrual Loans                                    4,870,361                  3,999,701               3,861,905
                                                    ----------                 ----------               ---------
   Total Non-Performing Loans                        7,974,264                  6,599,190               7,005,469

Restructured Loans                                   1,351,461                  1,474,252               1,655,973
Other Real Estate                                      145,892                    262,000                  45,000
Repossessions                                          110,013                    174,932                  99,465
                                                      --------                   --------                  ------
   Total Non-Performing Assets                     $ 9,581,630                $ 8,510,374             $ 8,805,907
                                                  ============               ============             ===========

Ratio of Non-Performing Loans to
   end of period Total Loans                              2.06%                      1.71%                   1.83%

Ratio of Non-Performing Assets to
   end of period Total Assets                             1.64%                      1.45%                   1.52%
Bank Owned Life Insurance

During February 2003, the Bank purchased $7 million of bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the Bank is the owner and beneficiary of the policies. The Bank’s excess liquidity from investment and loan pay downs funded the BOLI. The earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax-free advantage to the Bank. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI is an asset that can be liquidated, if necessary, with tax costs associated. However, the Bank intends to hold this pool of insurance, because it provides income that enhances the Bank’s capital position. Therefore, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Other assets

The $954,000 decrease in other assets from $3,723,000, at December 31, 2002, to $2,769,000, at June 30, 2003, was primarily due to the satisfaction of a $750,000 investment security settlement-pending receivable, at December 31, 2002, that was traded prior to year-end and settled during 2003. Other asset decreases resulted from normal operations, including amortization of mortgage servicing rights and prepaid expenses.

Deposits

The Bank is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Bank has retained and grown its customer base through a combination of rate, quality service, customer confidence and convenience, a stable and experienced staff and expansion of our office locations. Core deposits, which exclude time deposits of $100,000 and greater, declined $1,666,000 or 1%, during the six months ended June 30, 2003, to $284,302,000. Although core deposits declined in total, growth had occurred within certain transactional deposit products. The growth in these products was primarily generated by non-interest demand deposit accounts, NOW accounts, which are an interest-bearing checking account, and savings products. Checking accounts increased $2,047,000 or 2.0% and savings and club accounts increased $5,066,000 or 13.2%, during the six months ended June 30, 2003. However, money market deposits declined $910,000 or 5.5% after experiencing $4,025,000 in public funds shift from money market accounts to certificates of deposit during the first six months of 2003. The Bank’s deposit mix, although already heavily concentrated in time deposits, shifted significantly toward time deposits of $100,000 and greater. Time deposits of $100,000 and greater at June 30, 2003, were $149,961,000, a $20,475,000 or 15.8% increase over $129,486,000, at December 31, 2002. Total time deposits, at June 30, 2003, were $269,443,000 or 62% of total deposits compared to $256,836,000 or 62% of total deposits, at December 31, 2002. Approximately $194,963,000 or 72% of time deposits are scheduled to mature within the year. These time deposits, maturing within the next year, account for about 45% of the Bank’s total deposit base and provide a significant opportunity for the Bank to retain these deposits at substantially lower market rates. Of the amount maturing within the next year, over $103,478,000 had original maturity terms of between thirty to sixty months and have weighted average rates ranging between 4.25% to over 5.50%. The vast majority of these time deposits reside in the thirty-month product, which offered the customer the option to add to principal over the term at the original contractual rate and the ability to withdraw principal once quarterly. Approximately $74,312,000 in time deposits will mature after one year.

Total deposits increased $18,809,000 or 4.6%, during the six months ended June 30, 2003, to $432,598,000. Total average deposits decreased $3,460,000 or 1% from $421,361,000, for the six months ended June 30, 2002, to $417,901,000, for the six months ended June 30, 2003. Non-interest-bearing deposits are an important source of funds for a Bank because they lower overall deposit costs. The average balance of these accounts increased $4,573,000 or 8.6%, during the six months ended June 30, 2003, compared to the same period in 2002. The interest rates offered on most deposit products were lowered in 2002 and through the first half of 2003 in response to overall market conditions. Management expects a significant portion of the certificate of deposit portfolio, specifically in the thirty-month time deposit product, to continue to reprice lower, as these higher rate accounts mature.

In 2002 and continuing to date, the returns of the domestic equity markets were weak and volatile as the U.S. economy was generally sluggish. These conditions improved the environment for deposit growth for financial institutions as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment.

As the U.S. economy begins to recover and the domestic equity markets once again produce favorable returns, the dollars deposited with financial institutions as a flight to safety may revert back to the equity markets. As this occurs, the deposit base would erode and without proper planning to replace these funds, the Bank’s asset size may curtail.

We plan to continue to grow deposits through strategic promotions, business development programs, maturation of existing branches and branch expansion. In addition, The Bank introduced the Fidelity 100th Anniversary $100,000 Checking Account Sweepstakes to allow individuals to visit our branch locations and complete the entry form. Along with this anniversary sweepstakes, we are celebrating our 100th anniversary with a brand new free checking program designed to develop Bank customers and grow our demand deposit accounts. By opening a Fidelity checking account, the free checking program offers no minimum balance requirements or monthly service charge for one year, free first order of “Anniversary” checks, a $5 cash debit card activation reward following card activation and the first point of sale transaction and based upon availability, a free small safe deposit box for one year. We have also redesigned and employed through our branch network our tiered money market account with rates graduating up based upon balances. This money market account offers check writing capabilities and complements our existing money market savings account. Pricing of this tiered money market account at current market rates offers our customers, especially time deposit customers, the choice and flexibility during this low interest rate environment.

The following table represents the composition of total deposits, as of June 30, 2003, and comparative funding changes since previous year end.

                                                                                   Dollar       Percent
                                         June 30, 2003       December 31, 2002     change        change
                                         -------------       -----------------     ------        ------
     Noninterest-bearing deposits
Personal                                    $ 23,903,012          $ 22,956,626      $ 946,386        4.12%
Non-personal                                  27,603,401            24,877,991      2,725,410       10.96%
Public fund                                    5,038,316             4,039,547        998,769       24.72%
Bank checks                                    5,494,627             9,277,301     (3,782,674)     -40.77%
-----------------------------------------------------------------------------------------------------------
                 Total                      $ 62,039,356          $ 61,151,465      $ 887,891        1.45%
===========================================================================================================

        Certificates of deposit
          of $100,000 or more
          -------------------
Personal                                    $ 82,901,711          $ 79,169,750    $ 3,731,962        4.71%
Non-personal                                  25,236,275            23,571,462      1,664,813        7.06%
Public fund                                   35,918,295            21,111,991     14,806,305       70.13%
IRA's                                          5,905,159             5,633,296        271,863        4.83%
-----------------------------------------------------------------------------------------------------------
                 Total                      $149,961,441         $ 129,486,498   $ 20,474,943       15.81%
===========================================================================================================

    Other interest-bearing deposits
    -------------------------------
CD's less than $100,000:
Personal                                    $ 92,537,843          $ 95,302,987   $ (2,765,144)      -2.90%
Non-personal                                   6,312,000            11,054,526     (4,742,526)     -42.90%
Public fund                                      661,419               633,489         27,930        4.41%
IRA's                                         19,970,106            20,358,968       (388,862)      -1.91%
-----------------------------------------------------------------------------------------------------------
               sub total                     119,481,368           127,349,970     (7,868,602)      -6.18%
NOW acounts                                   41,878,224            40,719,446      1,158,779        2.85%
Money market deposits                         15,651,292            16,561,358       (910,065)      -5.50%
Savings and clubs                             43,585,930            38,519,440      5,066,490       13.15%
-----------------------------------------------------------------------------------------------------------
                 Total                      $220,596,815         $ 223,150,213   $ (2,553,398)      -1.14%
===========================================================================================================

            Total deposits
            --------------
Noninterest-bearing deposits                $ 62,039,356          $ 61,151,465      $ 887,891        1.45%
Interest-bearing deposits                    370,558,256           352,636,711     17,921,545        5.08%
-----------------------------------------------------------------------------------------------------------
                 Total                      $432,597,612         $ 413,788,176   $ 18,809,436        4.55%
===========================================================================================================

Public funds have been a significant source of deposits and account for $58,932,000 or 13.6% of total deposits, at June 30, 2003. The Bank was able to attract public funds due to long established relationships and competitive product pricing. However, it is recognized that public fund deposits are sensitive to the operating demands of the various public entities and the changing political landscape. Thus the Bank could experience material shifts in these outstanding balances throughout the year.

Borrowings

Borrowings totaled $103,275,000 at June 30, 2003 compared to $114,213,000 at December 31, 2002.

Included in borrowings are customer repurchase agreements of $39,215,000 and $47,232,000, at June 30, 2003, and December 31, 2002, respectively. The balance in customer repurchase agreements fluctuates daily because it is dependent on the level of available funds in depositor accounts. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The Bank controls these pledged securities and monitors them on a daily basis.

Borrowings included $63,000,000 in long-term advances from the FHLB, at both June 30, 2003 and December 31, 2002.

The weighted average interest rate on borrowings was 5.51% and 5.60% at June 30, 2003 and 2002, respectively.

Accrued expenses and other liabilities

Deferred taxes decreased $89,000 from $775,000, at December 31, 2002, to $686,000, at June 30, 2003. This net decrease relates to the change in the estimated fair value of investment securities available-for-sale.

Other liabilities decreased $401,000 from $3,978,000, at December 31, 2002, to $3,577,000, at June 30, 2003. This decrease relates principally to a $746,000 pending investment purchase obligation at the previous year-end. This decrease was partially offset by a $387,000 increase in accrued expenses from normal operating activities.

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

Asset/Liability Management: One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company’ Asset/Liability Committee (ALCO), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings at risk simulation and economic value at risk simulation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company and the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

Static Gap: The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

To manage this interest rate sensitivity position, an asset/liability model called ‘cumulative gap analysis’ is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

At June 30, 2003, the Company maintained a one year cumulative gap of negative $6,078,000 or 1.0% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities, which can expose the Bank to interest rate risk during a period of increasing interest rates. Conversely, in a declining interest rate environment, net income could be positively affected because more liabilities than assets will reprice during a one year period.

                                                              Interest Sensitivity Gap at June 30, 2003
                                               -----------------------------------------------------------------

                                                3 months       3 through      1 through        Over
                                                  or less     12 months        3 years       3 years        Total
                                               ------------   ---------      -----------     -------        -----
                                                                    (Dollars in thousands)

Cash and cash equivalents...................    $   11,583   $        -       $       -     $  21,593   $  33,176
Investment securities.......................        11,011       38,715          49,042        45,391     144,159
Loans.......................................       128,615       90,292         100,821        63,657     383,385
Fixed and other assets......................             -        7,111               -        17,950      25,061
   Total assets.............................      $151,209    $ 136,118        $149,863      $148,591   $ 585,781
                                                  ========    =========        ========      ========   =========
   Total cumulative assets..................      $151,209    $ 287,327        $437,190      $585,781
                                                  ========    =========        ========      ========

Non interest-bearing transaction deposits...    $        -   $    6,052       $  17,107     $  38,880   $  62,039
Interest-bearing transaction deposits.......         3,130       48,992          38,310        10,683     101,115
Time deposits...............................        70,610      124,353          64,112        10,368     269,443
Repurchase Agreements.......................        32,486        6,721               8             -      39,215
Short-term borrowings.......................         1,061            -               -             -       1,061
Long-term debt..............................             -            -           5,000        58,000      63,000
Other liabilities...........................             -            -               -         4,263       4,263

   Total liabilities........................      $107,287    $ 186,118       $ 124,537     $ 122,194   $ 540,136
                                                  ========    =========        ========      ========   =========
   Total cumulative liabilities.............      $107,287    $ 293,405       $ 417,942     $ 540,136
                                                  ========    =========        ========      ========

Interest sensitivity gap....................      $ 43,922    $ (50,000)      $  25,326     $  26,397
                                                 =========    =========        ========      ========

Cumulative gap..............................      $ 43,922    $  (6,078)      $  19,248     $  45,645
                                                 =========    =========        ========      ========

Cumulative gap to total assets..............          7.50%       -1.04%           3.29%         7.80%

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

Earnings at Risk and Economic Value at Risk Simulations: The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis. Although it will continue to measure its static gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing the interest rate risk.

Earnings at Risk: Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice one for one with market rates (e.g., savings rate). The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rates simulation model.

Economic Value at Risk: Earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

Actual results may differ from simulated results due to various factors including the time and magnitude of interest rate changes, changes in customer behavior, effects of competition, and other factors. These variables influence the interest-rate spread and product mix. The consulting model predicts a base net interest income amount that is larger than that actually earned in the past 12 months or last fiscal year. This is principally the result of an actual increase in earning assets over the past year, which created a larger starting point for the next 12-month projection. Past experience drives many of the assumptions used in the models. Actual results could vary substantially if our future performance differs from past experience.

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2003 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2003 levels.

                                                     Rates +200                 Rates -200
                                                     ----------                 ----------

Earnings at risk:
   Percent change in:
      Net Interest Income                                  6.3%                    (11.4)%
      Net Income                                          22.8                     (40.3)

Economic value at risk:
   Percent change in:
      Economic value of equity                           (16.2)                     (3.5)
      Economic value of equity
        as a percent of book assets                       (1.2)                     (0.3)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2003, under alternate interest rate scenarios using the income simulation model described above:

                                       Net Interest
         Change in Interest Rates          Income    Dollar change     Percent change
         ------------------------      ------------- -------------     --------------
                                          (Dollars in Thousands)

         +200 Basis Points                  $ 16,971    $ 1,001             6.3%
         +100 Basis Points                    16,573        603             3.8%
           Flat Rate                          15,970          -               -
          -100 Basis Points                   15,084       (886)           -5.5%
          -200 Basis Points                   14,157     (1,813)          -11.4%

Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, we use a third party service to provide cash flow estimates in the various rate environments. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term then applies growth or run-off estimates provided by management. As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

Liquidity

Liquidity for a bank is the ability to fund customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank. Current sources of liquidity are:

  Cash and cash equivalents
  Asset maturities and pay downs within one year
  Loans and investments available-for-sale
  Growth of core deposits
  Growth of repurchase agreements
  Increase of other borrowed funds from correspondent banks
  Issuance of capital stock

As detailed in the statement of cash flows, total cash and cash equivalents had a net $6,957,000 increase from net cash provided by financing activities due to the $20,475,000 growth in certificates of deposit of $100,000 or greater. This cash provided was offset by the $2,553,000 decrease in other interest bearing deposits and $10,938,000 decrease in short-term borrowings. Other cash usage was primarily in purchasing investment securities and funding the $7,000,000 purchase of life insurance policies. Funding new loan growth was offset by proceeds received from the credit card portfolio sale and proceeds from loans available-for-sale. The net cash utilized to fund operations throughout the six months was funded through the increase in short-term public fund time deposits greater than $100,000.

Management believes that the present level of liquidity is strong and adequate for current operations based upon the short-term liquidity position of $22,176,000 in cash and due from banks along with $11,000,000 in Federal Funds sold. A secondary source of liquidity is provided from expected cash flow from principal reductions in the investment and loan portfolios and the ability to sell $27,660,000 in mortgage loans available for sale at June 30, 2003. Management monitors asset and liability maturities to match anticipated large cash flow requirements. These cash flow requirements are reviewed daily with the use of internally generated reports.

The Bank considers our core deposit base as the primary source of liquidity. However, the Bank can also borrow in the Federal Funds market to meet temporary liquidity needs. The Bank has other sources to obtain liquidity from borrowings with the Federal Reserve Discount Window and Federal Home Loan Bank advances.

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

Capital is fundamental to support our continued growth. In addition, the Company and Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier 1 capital (shareholders’ equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier 2 capital (which includes a portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards, which measure the ratio of Tier 1 capital to total average quarterly assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of March 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios, at June 30, 2003, are as follows:

                                                                                                 To be Well Capitalized
                                                                         For Capital           Under Prompt Corrective
                                             Actual                   Adequacy Purposes           Action Provisions
                                             Amount          Ratio         Amount         Ratio        Amount          Ratio
                                             ------          -----         ------         -----        ------          -----

Total Capital
         (to Risk Weighted Assets)        $ 48,619,499       12.62%    $ 30,818,012       8.00%    $ 38,522,515       10.00%
Tier 1 Capital
        (to Risk Weighted Assets)         $ 44,808,522       11.63%    $ 15,409,006       4.00%    $ 23,113,509        6.00%
Tier 1 Capital
        (to Average Assets)               $ 44,808,522        7.80%    $ 22,990,599       4.00%    $ 28,738,249        5.00%

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

  A formal risk assessment was not completed for the year ended December 31, 2002. It was management’s intention to have a formally documented risk assessment completed and submitted to the Company’s Audit Committee for approval. The Company’s internal audit department completed a formal risk assessment. On April 30, 2003, the Company’s Audit Committee reviewed and approved the risk assessment.
  Management worked with the Internal Audit Department to complete a risk assessment, from which an internal audit schedule was developed and submitted to the Company’s Audit Committee for approval. The Company’s internal audit department completed the internal audit schedule for calendar years 2003 through 2005. On April 30, 2003, the Company’s Audit Committee reviewed and approved the risk assessment and internal audit schedule. The Audit Committee has taken on the responsibility to monitor the risk assessments and the timely completion of each scheduled internal audit.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 1, 2002, the Bank was served with a civil complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demands approximately $250,000 in connection with certain environmental remediation activities. The activities were purportedly performed prior to the opening of the Bank’s new Eynon branch. On July 22, 2002, the Bank filed preliminary objections to the complaint. The preliminary objections were decided on November 26, 2002, and the Bank filed its answer and new matter raising various legal defenses. Formal discovery has commenced and depositions are rescheduled through August 2003. The Bank intends to vigorously defend this action.

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

None.

ITEM 3. Default Upon Senior Securities.

None.

ITEM 4. Submission of matters to a Vote by Security Holders.

At the annual meeting of Shareholders held on May 6, 2003, the Judges of Election made the report concerning the results of the balloting. Holders of 1,554,759 shares of common stock, representing 85.2% of the total number of shares outstanding, were represented in person or by proxy at the 2003 Annual Meeting of Shareholders. The following votes were cast:

                              ELECTION OF CLASS A DIRECTORS TO SERVE FOR A FOUR-YEAR TERM

                                                                Withhold
                                       For                      Authority                          Abstain
                                    ---------                   ---------                          -------
         Paul A. Barrett            1,544,766                     6,185                             3,808
         John T. Cognetti           1,544,531                     6,419                             3,808
         John F. Glinsky, Jr.       1,545,120                     5,831                             3,808
         Michael J. McDonald        1,544,419                     6,532                             3,808

Mrs. Mary E. McDonald and Messer Brian C. Cali, Patrick J. Dempsey, Michael F. Marranca, Samuel C. Cali and David L. Tressler, Sr. term of office as a Director continued after the meeting, until at least next years annual meeting.

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

DATE: August 12, 2003                          /s/ Michael F. Marranca
                                               -----------------------------------
                                               Michael F. Marranca,
                                               Chairman of the Board of Directors and President

DATE: August 12, 2003                          /s/ Joseph J. Earyes
                                               -----------------------------------
                                               Joseph J. Earyes,
                                               Executive Vice President and Chief Executive Officer

DATE: August 12, 2003                          /s/ Salvatore R. DeFrancesco
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

Date: August 12, 2003	/s/Joseph J. Earyes
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

Date: August 12, 2003	/s/Salvatore R. DeFrancesco
Salvatore R. DeFrancesco
Treasurer and Chief Financial Officer

FIDELITY D&D BANCORP, INC.

Exhibit Index		Page
3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

3(ii)	Bylaws of Registrant.Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.	*

10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank.Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.	*

10.4	Registrant's 2000 Dividend Reinvestment Plan.Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.	*

10.5	Registrant's 2000 Independent Directors Stock Option Plan.Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.6	Registrant's 2000 Stock Incentive Plan.Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7	Form of Employment Agreement with Joseph J. Earyes.Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.	*

11	Statement regarding computation of earnings per share.	8

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	34

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	35

* - Incorporated by Reference