Form 10-Q
period 2003-09-30
FIDELITY D & D BANCORP INC
filed 2003-11-14
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2003

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

X	YES	NO

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES	X	NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 31, 2003, the latest practicable date, was 1,819,379 shares.

FIDELITY D & D BANCORP, INC.

FORM 10-Q SEPTEMBER 30, 2003 INDEX

FIDELITY D & D BANCORP, INC. CONSOLIDATED BALANCE SHEET As of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$ 17,057,288	$ 18,763,322
Federal funds sold	6,110,000	--
Interest bearing deposits with financial institutions	453,820	7,455,925
Total cash and cash equivalents	23,621,108	26,219,247
Available-for-sale securities	133,787,029	137,770,804
Held-to-maturity securities	5,616,087	11,778,803
Loans available-for-sale (fair value approximates $24,523,000
and $29,660,000 in 2003 and 2002, respectively)	23,864,025	28,715,355
Loans and leases, net of allowance for loan losses of
$3,782,671 and $3,899,753 in 2003 and 2002, respectively	356,258,143	354,262,050
Premises and equipment, net	12,356,654	12,735,201
Accrued interest receivable	2,364,998	2,347,332
Foreclosed assets held for sale	176,162	436,932
Life insurance cash surrender value	7,201,929	--
Other assets	3,229,220	3,723,512
Total assets	$ 568,475,355	$ 577,989,236
LIABILITIES
Deposits
Noninterest-bearing	$ 70,851,949	$ 61,151,465
Certificates of deposit of $100,000 or more	117,877,155	129,486,498
Other interest-bearing deposits	220,675,960	223,150,213
Total deposits	409,405,064	413,788,176
Securities sold under repurchase agreements	46,285,260	47,231,946
Short-term borrowings	497,358	3,981,068
Long-term debt	63,000,000	63,000,000
Accrued expenses and other liabilities	4,011,838	4,753,613
Total liabilities	523,199,520	532,754,803
SHAREHOLDERS' EQUITY
Preferred stock authorized 5,000,000 shares,
no par value, none issued	--	--
Common stock authorized 10,000,000 shares,
no par value	9,700,060	9,590,142
Treasury stock	(328,096)	(221,559)
Accumulated other comprehensive income	9,971	1,265,224
Retained earnings	35,893,900	34,600,626
Total shareholders' equity	45,275,836	45,234,433
Total liabilities and shareholders' equity	$ 568,475,355	$ 577,989,236
See notes to consolidated financial statements
FIDELITY D & D BANCORP, INC. CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest Income
Interest and fees on loans:
Taxable	$5,550,672	$ 6,101,228	$ 17,168,633	$ 18,593,918
Nontaxable	100,017	146,238	305,354	453,236
Interest and fees on leases	68,773	136,400	239,608	420,674
Interest-bearing deposits with financial institutions	1,087	3,145	5,456	13,905
Investment securities:
US Government agencies	897,928	1,937,666	3,290,892	5,873,113
States & political subdivisions (nontaxable)	108,079	112,615	332,965	364,501
Other securities	47,298	50,325	180,348	169,344
Federal funds sold	9,372	68,120	44,552	156,906

Total interest income	6,783,226	8,555,737	21,567,808	26,045,597

Interest expense
Certificates of deposit of $100,000 or more	1,125,724	1,527,874	3,733,010	4,453,663
Other deposits	1,305,852	1,816,353	4,135,547	5,756,720
Securities sold under repurchase agreements	103,554	228,868	395,478	792,075
Other short-term borrowings & long term debt	907,728	907,836	2,702,298	2,692,619

Total interest expense	3,442,858	4,480,931	10,966,333	13,695,077

Net interest income	3,340,368	4,074,806	10,601,475	12,350,520
Provision for loan losses	300,000	220,000	1,060,000	1,176,000
Net interest income, after provision for loan losses	3,040,368	3,854,806	9,541,475	11,174,520
Other income:
Service charges on deposit accounts	552,181	317,866	1,373,072	861,141
Net gain on sale of investment securities	--	(1,033)	213,828	58,828
Net gain on sale of loans	79,254	53,267	503,660	315,686
Net gain/(loss) on foreclosed assets held for sale	20,461	(64,980)	(19,711)	(10,045)
Other income	368,716	431,866	1,167,346	1,462,823

Total other income	1,020,612	736,986	3,238,195	2,688,433

Other operating expenses:
Salaries and employee benefits	1,660,377	1,606,407	4,888,554	4,743,432
Premises and equipment	711,272	695,147	2,090,683	1,889,931
Advertising	110,727	124,679	253,232	311,011
Other operating expenses	710,536	875,772	2,269,489	2,660,474

Total other operating expenses	3,192,912	3,302,005	9,501,958	9,604,848

Income before provision for income taxes	868,068	1,289,787	3,277,712	4,258,105
Provision for income taxes	183,433	356,733	782,806	1,138,169

Net income	$ 684,635	$ 933,054	$ 2,494,906	$ 3,119,936

Per share data:
Net income - basic	$ 0.38	$ 0.52	$ 1.37	$ 1.72
Net income - diluted	$ 0.38	$ 0.51	$ 1.37	$ 1.71
Dividends	$ 0.22	$ 0.21	$ 0.66	$ 0.62
See Notes to Consolidated Financial Statements.
FIDELITY D & D BANCORP, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)
                                                                                                            Accumulated Other
                                                 Capital Stock           Treasury Stock         Retained      Comprehensive
                                             Shares       Amount     Shares       Amount        Earnings      Income/(Loss)        Total
                                          ----------------------------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  1,819,168  $ 9,353,452         -     $      -     $ 32,080,824      $ (1,262,046)   $ 40,172,230
                                                                                                                               ---------------
                                                                                                                               ---------------

Net income                                                                                       3,119,936                         3,119,936

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                        1,827,628      1,827,628

                                                                                                                               ---------------
                                                                                                                               ---------------
           Comprehensive income                                                                                                    4,947,564
                                                                                                                               ---------------
                                                                                                                               ---------------

Dividends declared ($.62 per share)                                                             (1,127,038)                       (1,127,038)

Treasury stock purchased                                             (12,960)    (479,640)                                          (479,640)

Issuance of shares of common stock
    through Dividend Reinvestment Plan          6,200      231,673     3,219       119,141                                           350,814
                                          ----------------------------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------------------------
Balance, September 30, 2002                 1,825,368  $ 9,585,125    (9,741)  $ (360,499)    $ 34,073,722         $ 565,582    $ 43,863,930
                                          ====================================================================================================
                                          ====================================================================================================

Balance, December 31, 2002                  1,825,363  $ 9,590,142    (5,987)  $ (221,559)    $ 34,600,627       $ 1,265,224    $ 45,234,434
                                                                                                                               ---------------
                                                                                                                               ---------------

Net income                                                                                       2,494,906                         2,494,906

Change in net unrealized holding
gains/(losses) on available-for-sale
securities, net of reclassification
adjustments and tax effects                                                                                       (1,255,253)     (1,255,253)

                                                                                                                               ---------------
                                                                                                                               ---------------
           Comprehensive income                                                                                                    1,239,653
                                                                                                                               ---------------
                                                                                                                               ---------------

Dividends declared ($.66 per share)                                                             (1,201,633)                       (1,201,633)

Issuance of shares of common stock
   through Stock Option Plan                        -            -       800       29,800                                             29,800

Issuance of shares of common stock
    through Employee Stock Purchase Plan            -            -     1,264       42,654                                             42,654

Issuance of shares of common stock
    through Dividend Reinvestment Plan          3,133      109,918     7,529      278,929                                            388,847

Treasury stock purchased                                             (12,720)    (457,920)                                          (457,920)
                                          ----------------------------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------------------------
Balance September 30, 2003                  1,828,496  $ 9,700,060    (9,114)   $(328,096)    $ 35,893,900           $ 9,971    $ 45,275,836
                                          ====================================================================================================
                                          ====================================================================================================
See notes to consolidated financial statements. Comprehensive income (loss) for the three months ended September 30, 2003 and September 30, 2002 was ($100,368) and $1,387,985, respectively.
FIDELITY D & D BANCORP, INC. CONSOLIDATED STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)
                                                                         2003                         2002
                                                                 =====================        =====================

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $ 2,494,906                  $ 3,119,936
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                          942,335                      795,905
        Net amortization/(accretion) of securities                          1,366,784                        9,968
        Provision for loan losses                                           1,060,000                    1,176,000
        Deferred income tax                                                  (377,970)                     405,092
        Writedown of foreclosed assets held for sale                          543,752                            -
        Increase in cash surrender value of life insurance                   (201,929)                           -
        (Gain)/loss sale of investment securities                            (213,828)                     (58,828)
        (Gain)/loss on sale of loans                                         (503,660)                    (315,686)
        (Gain)/loss on sale of foreclosed assets held for sale                 19,711                       10,045
        (Gain)/loss on sale of leased assets                                  146,792                            -
        Amortization of loan servicing rights                                 206,255                       85,445
        Net change in interest receivable                                     (17,666)                     277,613
        Net change in interest payable                                       (271,785)                     282,184
        Net change in other assets                                            295,197                     (478,038)
        Net change in other liabilities                                       554,627                            -
                                                                 ---------------------        ---------------------
        Net cash provided by operating activities                           6,043,521                    5,309,636
                                                                 ---------------------        ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Held-to-maturity securities:
        Maturities, calls and paydowns                                      6,095,371                   14,132,688
        Purchases                                                                   -                   (9,057,722)
     Available-for-sale securities:
        Sales                                                              49,933,261                   37,251,761
        Maturities, calls and paydowns                                     46,416,179                   61,464,284
        Purchases                                                         (95,353,175)                (117,108,403)
     Net increase in loans available-for-sale                             (20,440,230)                 (23,361,033)
     Net increase in loans and leases                                      (5,113,402)                 (10,000,988)
     Purchase of life insurance policies                                   (7,000,000)                           -
     Purchase of bank premises and equipment                                 (563,788)                  (2,217,341)
     Proceeds from sale of available-for-sale loans                        22,817,694                   21,420,261
     Proceeds from sale of credit card recievables                          2,977,526                            -
     Proceeds from sale of leased assets                                      980,072                            -
     Proceeds from sale of foreclosed assets held for sale                    620,592                      550,644
                                                                 ---------------------        ---------------------
        Net cash provided by (used in) investing activities                 1,370,100                  (26,925,849)
                                                                 ---------------------        ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in noninterest-bearing deposits                             9,700,484                    1,460,209
     Net change in certificates of deposit of $100,000 or more            (11,609,343)                  24,970,969
     Net change in interest bearing deposits                               (2,474,253)                  (1,692,940)
     Net change in short term borrowings                                   (4,430,396)                  (6,075,627)
     Purchase of treasury stock                                              (457,920)                    (479,640)
     Dividends paid, net of dividend reinvestment                            (812,786)                    (776,224)
     Proceeds from employee stock purchase plan                                42,654                            -
     Proceeds from exercise of stock options                                   29,800                            -
                                                                 ---------------------        ---------------------
        Net cash provided by (used in) financing activities               (10,011,760)                  17,406,747
                                                                 ---------------------        ---------------------
Net decrease in cash and cash equivalents                                  (2,598,139)                  (4,209,466)
Cash and cash equivalents, beginning                                       26,219,247                   25,644,972
                                                                 ---------------------        ---------------------
Cash and cash equivalents, ending                                        $ 23,621,108                 $ 21,435,506
                                                                 =====================        =====================
See notes to consolidated financial statements.

FIDELITY D & D BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Critical Accounting Policies

      Principles of Consolidation

The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and its wholly owned subsidiary, The Fidelity Deposit & Discount Bank (Bank), (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in the consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation.

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

In the opinion of management, the consolidated balance sheets as of September 30, 2003 and December 31, 2002 present fairly the consolidated financial position of the Company as of those dates. The related statements of income, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2003 and 2002, present fairly the consolidated results of its operations and its cash flows for the periods then ended. All material adjustments required for fair presentation have been made. These adjustments are of a normal recurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during this period.

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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the incremental number of shares issuable from the exercise of stock options, calculated using the treasury stock method.

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the nine months ended September 30, 2003 and 2002.

                                                                    Weighted Average          Earnings
                                                    Income            Common Shares             per
September 30, 2003                                Numerator            Denominator             Share
                                                  ---------         ----------------          ---------
Basic EPS                                        $ 2,494,906           1,820,446                $1.37
                                                                                               ======
Dilutive effect of potential common stock:
Stock options;
     Exercise of outstanding options                                      10,600
     Hypothetical share repurchase at $36.25                              (9,691)
                                             -------------------------------------------
Diluted EPS                                      $ 2,494,906           1,821,355                $1.37
                                             ===========================================       ======
September 30, 2002
Basic EPS                                        $ 3,119,936           1,817,736                $1.72
                                                                                               ======
Dilutive effect of potential common stock:
Stock options;
     Exercise of outstanding options                                      26,300
     Hypothetical share repurchase at $37.50                             (23,857)
                                             -------------------------------------------
Diluted EPS                                      $ 3,119,936           1,820,179                $1.71
                                             ===========================================       ======

3. Stock Compensation Plans

As permitted by Accounting Principles Board Opinion No. 25, the Company uses the intrinsic value method of accounting for stock compensation plans. Using the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

The alternative fair value method of accounting for stock-based compensation provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models, such as the Black-Scholes model, that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded short-term options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s option, the existing models do no necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock options.

Nine Months Ended
(Net Income in Thousands, except per share data)	September 30,
	2003	2002
Net income, as reported	$ 2,495	$ 3,120
Deduct: Total stock option compensation expense determined
under fair value method for all awards, net of tax effects	(--)	(8)
Pro forma net income	$ 2,495	$ 3,112
Net Income per share-basic:
As reported	$ 1.37	$ 1.72
Pro forma	$ 1.37	$ 1.72
Net Income per share-diluted
As reported	$ 1.37	$ 1.72
Pro forma	$ 1.37	$ 1.71

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

        The following is management’s discussion and analysis of the significant changes in the results of operations for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 and changes in the balance sheet from December 31, 2002 to September 30, 2003. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

        STATEMENTS REGARDING FORWARD-LOOKING INFORMATION – This document, both in Management’s Discussion and Analysis and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “consider”, “may”, “will”, or similar statements or variations of such terms. Forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others,

  Unexpected changes in interest rates,
  Deterioration in economic conditions,
  Deterioration in deposit and loan volume trends,
  Deterioration in levels of loan quality,
  Failure to realize expected cost savings or revenue enhancements from changes in business models and acquisitions,
  The continued existence and availability of tax credits, especially its Section 29 credits and other tax advantaged investments,
  The effects of legal, tax and regulatory provisions applicable to the Company,
  The risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

1. RESULTS OF OPERATIONS

        Net income was $685,000 or $0.38 per common share, on a diluted basis, for the three months ended September 30, 2003. This represents a decrease of $248,000 or 27% from the net income of $933,000 or $0.51 per common share, on a diluted basis, reported for the same period in 2002. Net interest income was $722,000 lower in 2003 compared to 2002 due to reduced net interest rate spread and margin. Interest yielding assets re-priced lower, while certain long-term time deposits and borrowings, due to the contractual time frame, lagged in the corresponding reduction of rates paid on the interest-bearing liabilities. Our net interest rate spread decreased 32 basis points from 2.52%, for the three months ended September 30, 2002, to 2.20% for the three months ended September 30, 2003. Our net interest margin decreased 40 basis points from 3.02%, for the three months ended September 30, 2002, to 2.62% for the three months ended September 30, 2003. Other non-interest income was $284,000 or 38% higher for the three months ended September 30, 2003, compared to the same period in 2002. Other income was higher, in 2003, due primarily to increased collection of service charges on deposit accounts, increase in the cash surrender value of bank owned life insurance, and gains on the sales of loans. Other operating expenses were $97,000 or 3% lower for the three months ended September 30, 2003 compared to the same period in 2002. Salaries and benefits and premises and equipment expenses continue to trend higher due in part to the general inflationary increases in employee benefit costs, the branch addition and core processing system conversion, which occurred late in 2002. Other operating expenses have declined primarily from the effect of the accounting treatment for direct loan origination costs.

        Net income was $2,495,000 or $1.37 earnings per common share, on a diluted basis, for the nine months ended September 30, 2003. This represents a decrease of $625,000 or 20% from the net income of $3,120,000 or $1.71 earnings per common share, on a diluted basis, reported for the same period in 2002. Net interest income was $1,737,000 lower in 2003 compared to 2002. Net interest rate spread decreased 30 basis points from 2.60%, for the nine months ended September 30, 2002, to 2.30% for the nine months ended September 30, 2003. Net interest margin decreased 36 basis points from 3.09% for the nine months ended September 30, 2002, to 2.73% for the nine months ended September 30, 2003. Other non-interest income was $550,000 or 20% higher for the nine months ended September 30, 2003 compared to the same period in 2002. Other income was higher, in 2003, due primarily to an increased effort to collect service charges and other deposit related fees, increase in the cash surrender value of bank owned life insurance, and gains from the sales of loans and investment securities available for sale. Other operating expenses were $91,000 or 1% lower for the nine months ended September 30, 2003, compared to the same period in 2002. Salaries and benefits and premises and equipment expenses continue to trend higher due in part to the general inflationary increases in employee benefit costs, the branch addition and core processing system conversion, which occurred late in 2002. Other operating expenses have declined primarily from the effect of the accounting treatment for direct loan origination costs.

        Return on average assets and return on average equity on an annualized basis were 0.58% and 7.36%, respectively, for the nine months ended September 30, 2003, compared to 0.72% and 9.89%, respectively, for the same period in 2002.

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

        Responding to generally weak economic conditions, the Federal Reserve cut the targeted federal funds rate to 1.00%, in 2003. As a result, the current interest rate environment is at one of its all time historic low levels. The Bank’s interest-earning assets and interest-bearing liabilities continue to originate and reprice in this lower rate environment. The yields on average loans, for the nine months ended September 30, 2003, were 6.13% compared to 6.80%, for the nine months ended September 30, 2002. Similarly, the yields on average investments, for the nine months ended September 30, 2003, were 3.51%, compared to 5.57%, for the nine months ended September 30, 2002, mainly due to the repricing of called securities and the restructuring of the portfolio at current lower rates. The rate on average interest-bearing liabilities declined from 3.82%, for the nine months ended September 30, 2002, to 3.16%, for the same period in 2003, due in part to lower rates on interest-bearing transaction deposits and short-term certificates of deposit. In the current economic environment, we had success in raising non-maturity deposits that are generally less costly than time deposits. Changes in the composition of and reduced yield on our interest-earning assets and relatively stable rates on interest-bearing liabilities combined had a compounded negative effect on the net interest rate spread and margin, for the nine months ended September 30, 2003, compared to the same period in 2002.

        For the three and nine months ended September 30, 2003, net interest income, on a tax-equivalent basis, was $749,000 and $1,830,000 lower, respectively, than for the same periods in 2002. The decrease in net interest income in 2003 was primarily a function of average interest-earning asset decline and a greater reduction in yield on interest-earning assets over the rate savings on average interest-bearing liabilities. The net interest margin, on a tax-equivalent basis, decreased 40 basis points from 3.02%, for the three months ended September 30, 2002, to 2.62%, for the same period in 2003. The net interest rate spread decreased 32 basis points from 2.52%, for the three months ended September 30, 2002, to 2.20%, for the same period in 2003.

        The net interest margin on a tax-equivalent basis decreased 36 basis points from 3.09%, for the nine months ended September 30, 2002, to 2.73%, for the same period in 2003. The net interest rate spread decreased 30 basis points from 2.60%, for the nine months ended September 30, 2002, to 2.30%, for the same period in 2003.

        Average interest-earning assets declined $13,030,000 from $549,237,000, for the nine months ended September 30, 2002, to $536,207,000, for the nine months ended September 30, 2003. Average loan balances increased $3,349,000, while average investments, federal funds sold and average interest-bearing deposits decreased $8,981,000, $7,205,000 and $193,000, respectively. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.44%, for the nine months ended September 30, 2002, to 115.61%, for the nine months ended September 30, 2003. The yield on average interest-earning assets and the rate on average interest-bearing liabilities decreased 96 basis points and 66 basis points, respectively, due to the decline in overall interest rates. The decrease in rate on average interest-bearing liabilities is mostly due to the repricing of short-term certificates of deposit in the lower interest rate environment and the change in deposit mix. Short-term borrowings and repurchase agreements also re-priced lower during 2003.

        The following tables set forth, for the periods indicated, certain average balance sheet amounts and their corresponding full tax-equivalent earnings or expenses and annualized tax-equivalent yields or rates:

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS / RATES SUMMARY

(Dollars in Thousands)

TAX-EQUIVALENT YIELD                          Nine months ended        Year ended        Nine months ended
                                              September 30, 2003    December 31, 2002    September 30, 2002
                                             ----------------------------------------------------------------
Average earning assets:
Loans and leases                                        $ 386,130             $ 384,791            $ 382,781
Investments                                               144,234               154,000              153,216
Federal funds sold                                          5,061                11,584               12,266
Interest-bearing deposits                                     782                   919                  974
                                             ----------------------------------------------------------------
      Total                                             $ 536,207             $ 551,294            $ 549,237
                                             ================================================================

Average interest-bearing liabilities:
Other Interest-bearing deposits                          $ 98,397              $ 84,782             $ 81,537
Certificates of deposit                                   258,520               286,496              289,777
Other borrowed funds                                       65,354                64,045               64,056
Repurchase agreements                                      41,517                45,872               44,547
                                             ----------------------------------------------------------------
      Total                                             $ 463,789             $ 481,195            $ 479,917
                                             ================================================================

Interest Income
Loans and leases                                         $ 17,871              $ 26,402             $ 19,653
Investments                                                 3,967                 8,382                6,546
Federal funds sold                                             45                   190                  157
Interest-bearing deposits                                       5                    17                   14
                                             ----------------------------------------------------------------
      Total                                              $ 21,888              $ 34,991             $ 26,370
                                             ================================================================

Interest Expense
Other Interest-bearing deposits                             $ 532                 $ 934                $ 715
Certificates of deposit                                     7,337                12,351                9,495
Other borrowed funds                                        2,702                 3,601                2,693
Repurchase agreements                                         395                   996                  792
                                             ----------------------------------------------------------------
      Total                                              $ 10,966              $ 17,882             $ 13,695
                                             ================================================================

Net Interest Income                                      $ 10,921              $ 17,109             $ 12,675
                                             ================================================================

Yield on average earning assets                             5.46%                 6.35%                6.42%
Cost of average interest-bearing liabilities                3.16%                 3.72%                3.82%
                                             ----------------------------------------------------------------
Interest rate spread                                        2.30%                 2.63%                2.60%
                                             ================================================================
Net yield on average earning assets                         2.73%                 3.10%                3.09%
                                             ================================================================

Provision for loan losses

        The provision for loan losses represents the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Bank’s loan portfolio. Loans and leases determined to be uncollectible are charged-off against the allowance for loan loss.

        The amount of the provision for loan losses and the amount of the allowance for loan losses is subject to ongoing analysis of the loan portfolio. The Bank maintains a Special Asset Committee which meets periodically to review problem loans and leases. The committee is comprised of Bank management, including the credit administration officer, loan workout officer, and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

        The provision for loan losses was $300,000, for the three months ended September 30, 2003, compared to $220,000, for the same period in 2002. The amount of the loan loss provision, for the three months ended September 30, 2003, was driven by the risk profile of the portfolio rather than an increase in loan volume. During the three months ended September 30, 2003, total gross loans fell $3,263,000, compared to a $229,000 reduction, for the same period in 2002. The net decline in loans occurred because of the sale of conforming conventional residential mortgage loans during the third quarter of 2003. Non-performing loans, which consist of loans past due 90 days and over and non-accrual loans, were $10,272,000 at September 30, 2003, compared to $7,428,000, at September 30, 2002. The rise in non-performing loans resulted from increased commercial and mortgage delinquency and from increased commercial non-accrual loans. During 2003, non-accrual loans increased primarily due to the addition of three commercial relationships. Full liquidation of one of these relationships should be completed during the fourth quarter of 2003.

        For the nine months ended September 30, 2003, the provision for loan losses was $1,060,000 or $116,000 lower than the $1,176,000 recorded during the comparable period in 2002. Net charge-offs were $1,177,000 and $1,057,000, for the nine months ended September 30, 2003, and 2002. Total gross loans fell $2,972,000, during the nine months ended September 30, 2003, compared to growth of $11,157,000 during the same period in 2002. Net charge-offs remained high in the commercial portfolio and increased substantially in the mortgage portfolio. Gross loans fell in 2003 from the sale of conventional conforming residential mortgages, which attributed to the overall reduction in the current year’s provision.

        The loan loss allowance as a percentage of total loans was 0.98% at September 30, 2003 as compared to 1.00% at September 30, 2002.

Other income

        Other income consists primarily of service charges and other deposit related fees, fees from trust and financial services, increase in the cash surrender value of bank owned life insurance and gains (losses) on the sale of investment securities available-for-sale, loans held for sale and foreclosed assets held for sale.

        For the three months ended September 30, 2003, other income was $1,021,000 or $284,000 higher than the $737,000 recorded during the same period in 2002. Of this increase, $234,000 pertained to service charge activities related to deposit accounts, $90,000 from the increase in the cash surrender value of bank owned life insurance and $79,000 pertained to the gain on the sale of loans. We recorded no gains or losses on the sale of investment securities available-for-sale during the three months ended September 30, 2003, compared to $1,000 loss in 2002. In addition, we recognized $57,000 and $20,000 in losses on the sale of full-term leased assets and foreclosed assets held for sale, during the third quarter of 2003, compared to $3,000 and $83,000 in losses, respectively, during the third quarter of 2002.

        For the nine months ended September 30, 2003, other income was $3,238,000 or $550,000 higher than the $2,688,000, recorded during the same period in 2002. Of this increase, $512,000 pertained to service charge activities related to deposit accounts, which have grown considerably during 2003, $202,000 from the increase in the cash surrender value of bank owned life insurance and $188,000 pertained to the gain on the sale of loans. During 2003, we recorded $214,000 in gains on the sale of investment securities available for sale, compared to $59,000 during 2002. Also, we recorded $147,000 and $20,000 in losses on the sale of full-term leased assets and foreclosed assets held for sale, in 2003, compared to $12,000 and $10,000, respectively, in losses in 2002. Other income classifications were $362,000 lower from exiting certain unprofitable lines of business during 2002 and increased amortization of mortgage servicing rights. Gross earnings recorded during 2002, such as fees from providing merchant in-house processing, had no corresponding earnings recorded in 2003. Another reduction in other income during 2003 was the significantly increased amortization of mortgage servicing rights, due to mortgage re-financings, caused by the historically low interest rates, of sold loans within the Bank’s servicing portfolio.

Other operating expense

        For the three months ended September 30, 2003, other operating expenses were $3,205,000 or $97,000 lower than the $3,302,000, recorded during the same period in 2002. For the nine months ended September 30, 2003, other operating expenses were $9,514,000 or $91,000 lower than the $9,605,000, recorded during the same period in 2002.

        Salaries and benefits were $54,000 higher in the third quarter of 2003 compared to the same period in 2002. Premises and equipment expenses increased $16,000 primarily due to the increased depreciation expense on the growth of the branch network and on the core processing computer system. Advertising expenses decreased $14,000 or 11% because of reduced advertising space purchased and using lower cost advertising approaches at branch locations. Other expenses, which consist primarily of professional services, office supplies, printing and postage, data processing, employee travel, meals and entertainment, and Board of Directors’ fees, decreased $153,000 or 18% compared to the third quarter of 2002. Of this decrease, $75,000 pertained to the accounting treatment for direct loan origination costs.

        Salaries and benefits were $145,000 or 3% higher for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was principally due to inflationary increases in salary and benefit expenses and increased commission paid. Premises and equipment expenses increased $201,000 primarily due to the increased depreciation expense on the growth of the branch network and on the core processing computer system, along with corresponding insurance and lease expense increases. Advertising expenses decreased $58,000 or 18% from the overall reduction of advertising space purchased during the nine months ended September 30, 2003. Other expenses decreased $379,000 or 20% in 2003 compared to 2002. This decrease pertained to the accounting treatment of $453,000 in direct loan origination costs resulting from the loans closed during 2003. Excluding this accounting treatment, other expenses have increased for the nine months ended September 30, 2003 as compared to the same period during 2002 primarily due to the increased professional services resulting from required legal and audit services.

Income tax provision

        The difference between the expected provision and actual provision for income taxes is primarily due to tax-free interest income and use of low-income housing tax credits.

        We recorded $183,000 tax provision representing an effective tax rate of 21% for the three months ended September 30, 2003 compared to $357,000 or 28% for the same period in 2002. We recorded a $783,000 tax provision representing an effective tax rate of 24% for the nine months ended September 30, 2003 compared to $1,138,000 or 27% for the same period in 2002. The effective tax rates for the three and nine months ended September 30, 2003 were lower than the comparable periods in 2002 due principally to total tax-free earnings representing a larger percentage of pre-tax earnings.

2. FINANCIAL CONDITION

        Consolidated assets decreased $9,514,000 or 1.6%, during the nine months ended September 30, 2003, to $568,475,000. Life insurance cash surrender value increased by $7,202,000, during the nine months ended September 30, 2003. The asset decline resulted from $4,383,000 decrease in deposits, mostly certificates of deposit of $100,000 or more and $3,484,000 reduction in short-term borrowings. Cash and cash equivalents, investments and loans available-for-sale decreased $2,598,000, $10,147,000 and $4,851,000, respectively, during the nine months ended September 30, 2003. Securities sold under repurchase agreements decreased $947,000. Shareholders’ equity increased $41,000 from $45,234,000, at December 31, 2002, to $45,275,000, at September 30, 2003. This increase was attributable to net increase of $1,293,000 in earnings after payment of dividends, $110,000 increase in common stock from shares issued under the employee stock purchase and dividend re-investment plans, a $1,255,000 reduction in the estimated fair value of investment securities available-for-sale, net of tax, and $107,000 increase in treasury stock.

Investment securities

        Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities, at September 30, 2003, was $139,888,000 or 25% of total assets. At September 30, 2003 approximately 60% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Agency bonds and municipal bonds comprised 25% and 9% of the investment portfolio, respectively.

        Management buys and sells investment securities from time to time depending on market conditions, business trends, liquidity, and capital levels. Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings. The Bank generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

        Management classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or, held to maturity (HTM). To date, management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. Securities AFS are marked to market in the consolidated balance sheet with an adjustment to equity, net of tax that is presented in the caption “Accumulated other comprehensive income (loss).

        At September 30, 2003, the AFS portfolio had an estimated market appreciation of $15,000 before tax and an equity adjustment of $10,000, net of tax. This represents a $1,255,000 reduction in the estimated fair value of securities AFS, net of tax, over the prior year-end. This reduction occurred due to the addition of securities in this low rate environment, in which these underlying securities will de-value temporarily as corresponding market yields increase.

Investment Securities held-to-maturity and available-for-sale at September 30, 2003 consist of the following:
                                                                GROSS          GROSS
                                             AMORTIZED        UNREALIZED     UNREALIZED          FAIR
                                                COST            GAINS          LOSSES           VALUE
                                      --------------------------------------------------------------------
Securities held-to-maturity:
Mortgage-backed securities                   $ 5,616,087      $ 217,244      $       -        $ 5,833,331
                                      --------------------------------------------------------------------

   Total securities held-to-maturity         $ 5,616,087      $ 217,244      $       -        $ 5,833,331
                                      --------------------------------------------------------------------

Securities available-for-sale:
Agencies                                    $ 35,153,742       $ 81,959      $ 652,592       $ 34,583,109
State and municipal                           12,912,762         99,814         26,610         12,985,966
Corporate Bonds                                3,990,520         25,737              -          4,016,257
Mortgage-backed securities                    77,517,973        724,326        330,325         77,911,973
                                      --------------------------------------------------------------------

   Sub total                                 129,574,997        931,835      1,009,527        129,497,305

Equity securities                              4,196,925         92,799              -          4,289,724
                                      --------------------------------------------------------------------

   Total securities available-for-sale     $ 133,771,922    $ 1,024,635    $ 1,009,527      $ 133,787,029
                                      --------------------------------------------------------------------

       Total Securities                    $ 139,388,009    $ 1,241,878    $ 1,009,527      $ 139,620,360
                                      ====================================================================

        At September 30, 2003, the contractual maturities of securities held-to-maturity and available-for-sale are listed below. Federal agency securities are listed based upon their stated maturities. Mortgage backed securities, which are based upon weighted-average lives and subject to monthly principal reductions, are listed in total. Equity securities have no stated maturity dates and are also listed in total.

                                                          Amortized           Market
           Securities held-to-maturity                       cost              value
Mortgage-backed securities                               $ 5,616,087       $ 5,833,331
---------------------------------------------------------------------------------------
        Total securities held-to maturity                $ 5,616,087       $ 5,833,331
---------------------------------------------------------------------------------------
          Securities available-for-sale
One year or less                                       $           -       $         -
One through five years                                     4,445,012         4,460,530
Five through ten years                                    24,656,294        24,404,724
Over ten years                                            22,955,718        22,720,077
---------------------------------------------------------------------------------------

                    sub total                             52,057,024        51,585,332
Mortgage-backed securities                                77,517,973        77,911,973
Equity securities                                          4,196,925         4,289,724
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
       Total securities available-for-sale             $ 133,771,922     $ 133,787,029
---------------------------------------------------------------------------------------

                Total securities                       $ 139,388,009     $ 139,620,360
=======================================================================================

Loans available-for-sale

        The balance of loans available-for-sale was $23,864,000, at September 30, 2003, compared to $28,715,000, at December 31, 2002. The $4,851,000 decrease in loans available-for-sale relates to the timing of residential mortgage loan originations versus their sale.

        Residential mortgages, SBA loans and student loans of $22,362,000 and $21,105,000 were sold, during the nine months ended September 30, 2003 and 2002, respectively. Residential mortgage originations and sales are significantly influenced by the interest rate environment.

Loans and leases

        Loans and leases increased from $358,162,000, at December 31, 2002, to $360,041,000, at September 30, 2003.

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

        Inherent in the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. We manage interest rate risk using various asset/liability modeling techniques and analyses. Most loans are adjustable rate that reset in intervals of five years or less. When possible, the Bank originates strictly variable rate loans.

The following table reflects the composition of the loan portfolio:

                                               September 30, 2003     December 31, 2002
                                               ------------------     -----------------
 Residential real estate                             $ 83,884,338          $ 85,447,703
 Commercial and commercial real estate                214,970,907           202,974,155
 Consumer and home equity                              49,265,632            56,984,927
 Real estate construction and development               7,984,329             6,797,002
 Direct lease financing                                 4,250,527             6,578,720
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
    Gross loans and leases                            360,355,734           358,782,507
 Less:
    Unearned income                                       314,919               620,704
    Allowance for loan losses                           3,782,671             3,899,753
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
        Loans and leases, net                       $ 356,258,143         $ 354,262,050
========================================================================================
========================================================================================

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

        Management applies two primary components during the loan review process to determine proper allowance levels. The two levels are specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

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

        Net charge offs for the nine month period, ended September 30, 2003, was $1,177,000, compared to $1,057,000, for the same period in 2002. Consumer loan net charge-offs decreased from $682,000, through September 30, 2002, to $589,000, through September 30, 2003. Commercial loans remained relatively steady at $356,000 of net charge offs, for the first nine months of 2003, compared to same period in 2002. The increase in net charge-offs occurred in the mortgage loans as $232,000 was taken through September 30, 2003, compared to $20,000, during 2002. The mortgage charge offs were the result of properties foreclosed upon during 2003 with a required write down taken to the fair market value of the real estate prior to transfer to Other Real Estate. The reduction in the allowance for loan losses balance was mainly due to the credit card portfolio sale, which occurred in the first quarter of 2003, and sales of residential mortgages throughout 2003, which resulted in a reduction of $117,000 in the allowance.

        Management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual nor past due 90 days or more.

        Management believes that the allowance, at September 30, 2003, provides adequate protection against portfolio loss. However, there could be instances of which Management is unaware that may require additional charge-offs and/or increases to the provision.

        At September 30, 2003, the allowance for loan losses was $3,782,670 or 0.98% of total loans, compared to 1.01% and 1.00%, at December 31, 2002, and September 30, 2002, respectively.

        The following table sets forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

ALLOWANCE FOR LOAN LOSSES
                                              For the Nine                  For the                  For the Nine
                                              Months Ended                 Year Ended                Months Ended
                                           September 30, 2003          December 31, 2002          September 30, 2002
                                          ----------------------      ---------------------      ----------------------

Balance, beginning of period                   $ 3,899,753                $ 3,741,933                 $ 3,741,933
                                             --------------             --------------              --------------
Provision                                        1,060,000                  1,664,000                   1,176,000
                                             --------------             --------------              --------------
Charge-Offs
    Commercial                                     546,249                    928,543                     519,985
    Real Estate - Mortgages                        266,354                     39,659                      20,227
    Consumer                                       632,547                    850,226                     660,378
    Leases                                          71,578                    130,941                      91,825
                                             --------------             --------------              --------------
       Total Charge-Offs                         1,516,728                  1,949,369                   1,292,415

Recoveries
    Commercial                                     190,211                    358,908                     165,681
    Real Estate - Mortgages                         34,168                        110                          90
    Consumer                                       115,267                     69,040                      54,958
    Leases                                               -                     15,131                      15,131
                                             --------------             --------------              --------------
       Total Recoveries                            339,646                    443,189                     235,859

Net Charge-Offs                                  1,177,082                  1,506,180                   1,056,556
                                             --------------             --------------              --------------
Balance, end of period                         $ 3,782,671                $ 3,899,753                 $ 3,861,377
                                             ==============             ==============              ==============
Total Loans, end of period                   $ 383,904,839              $ 386,877,158               $ 385,025,416
                                             ==============             ==============              ==============

Ratios:
Net Charge-Offs to:
    Loans, end of period                              0.31%                      0.39%                       0.27%
    Allowance for Loan Losses                        31.11%                     38.62%                      27.36%
    Provisions for Loan Losses                      111.04%                     90.52%                     111.31%

Allowance for Loan Losses to:
    Total Loans                                       0.98%                      1.01%                       1.00%
    Non-Accrual Loans                                70.05%                     97.52%                      78.24%
    Non-Performing Loans                             36.83%                     59.10%                      51.98%

Non-performing assets

        Non-performing assets are defined as accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned, and repossessions. Non-performing assets represented 1.84% of total assets, at September 30, 2003, compared to 1.55% of total assets, at September 30, 2002, and 1.45%, at December 31, 2002.

        The non-accrual loan balance increased $1,400,000 for the first nine months of 2003. Additional loans classified as non-accrual in 2003 of $2,580,000 were added during the nine month period. This increase was offset by payoffs or foreclosures, resulting in liquidation, of $783,000 and pay downs of $397,000 on non-accrual loans reported at December 31, 2002.

        As shown in the table below, non-performing loans, defined as non-accrual loans and loans past due 90 days or more and still accruing, increased $3,673,000 since the beginning of 2003. The increase was primarily in commercial loans, both non-accrual and 90 days past due. The ratio of non-performing loans to end of period total loans rose 101 basis points, for the nine month period. For the same period in 2002, the ratio of non-performing loans to total loans was 1.93%, compared to 2.68% in 2003, or an increase of 79 basis points. The ratio of non-performing assets to total assets increased to 1.84%, at September 30, 2003, from 1.45%, at year end 2002.

        Restructured loans shown below in the prior periods represent outstanding loans to one borrower that were modified as to terms and conditions, in September 2002. These restructured loans have become past 90 days delinquent during the third quarter, and as such, the relationship has been transferred into non-accrual loans as of September 30, 2003.

        Other Real Estate represents two properties that were foreclosed upon and transferred to the account. Both properties are currently listed with a realtor. Repossessions represent indirect auto loans that became delinquent and the vehicles were repossessed.

NON-PERFORMING ASSETS
                                             September 30, 2003       December 31, 2002       September 30, 2002
                                            ---------------------   ----------------------   ---------------------

Loans past due 90 days or more
   and accruing                                  $ 4,872,159              $ 2,599,489             $ 2,492,574
Non-accrual Loans                                  5,399,638                3,999,701               4,935,612
                                                 -----------              -----------             -----------
   Total Non-Performing Loans                     10,271,797                6,599,190               7,428,187

Restructured Loans                                         -                1,474,252               1,574,749
Other Real Estate                                     97,141                  262,000                  45,000
Repossessions                                         79,020                  174,932                 126,104
                                                 -----------              -----------             -----------
   Total Non-Performing Assets                  $ 10,447,958              $ 8,510,374             $ 9,174,039
                                                 ===========              ===========             ===========

Ratio of Non-Performing Loans to
   end of period Total Loans                            2.68%                    1.71%                   1.93%

Ratio of Non-Performing Assets to
   end of period Total Assets                           1.84%                    1.45%                   1.55%

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

Other assets

        The $494,000 decrease in other assets from $3,723,000, at December 31, 2002, to $3,229,000, at September 30, 2003, was primarily due to the $250,000 net reduction of investment security settlement-pending receivable. Other asset decreases resulted from normal operations, including amortization of mortgage servicing rights.

Deposits

        The Bank is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Bank has retained and grown its customer base through a combination of rate, quality service, customer confidence and convenience, a stable and experienced staff and expansion of our office locations. Core deposits, which exclude time deposits of $100,000 and greater, increased $7,226,000 or 3%, during the nine months ended September 30, 2003, to $291,528,000. Growth had occurred within certain transactional deposit products, which primarily were generated by non-interest demand deposit accounts, NOW and money market deposit accounts, which are interest-bearing checking accounts, and savings products. Checking accounts increased $12,263,000 or 12.0%, and savings and club accounts increased $5,923,000 or 15.4%, during the nine months ended September 30, 2003. In addition, money market deposit accounts increased $3,573,000 or 21.6%, after experiencing $4,825,000 run-off in public funds money market deposits, during the first nine months of 2003. The Bank’s deposit mix, although heavily concentrated in time deposits, shifted significantly toward customer based core deposit transactional and savings accounts. Time deposits of $100,000 and greater at December 31, 2002 of $129,486,000 reduced $11,609,000 or 9.0% to $117,877,000, at September 30, 2003. As the table below reflects, the time deposit reductions occurred by allowing high cost non-personal and public fund deposits run-off while shifting personal and non-personal time deposits to money market accounts. Total time deposits, at September 30, 2003, were $230,695,000 or 56% of total deposits compared to $256,836,000 or 62% of total deposits, at December 31, 2002. Approximately $160,605,000 or 70% of time deposits are scheduled to mature within the year. These time deposits, maturing within the next year, account for about 39% of the Bank’s total deposit base and provide a significant opportunity for the Bank to retain these deposits at substantially lower market rates. Of the amount maturing within the next year, over $96,486,000 had original maturity terms of between twenty-seven to sixty months and have weighted average rates ranging between 3.95% to over 4.50%. The vast majority of these time deposits reside in the thirty-month product, which offered the customer the option to add to principal over the term at the original contractual rate and the ability to withdraw principal once quarterly. Approximately $66,718,000 in time deposits will mature after one year.

        Total deposits decreased $4,383,000 or 1.1%, during the nine months ended September 30, 2003, to $409,405,000. Total average deposits decreased $8,423,000 or 2% from $424,564,000, for the nine months ended September 30, 2002, to $416,141,000, for the nine months ended September 30, 2003. Non-interest-bearing deposits are an important source of funds for a Bank because they lower overall deposit costs. The average balance of these accounts increased $5,974,000 or 11.2%, during the nine months ended September 30, 2003, compared to the same period in 2002. The interest rates offered on most deposit products were lowered in 2002 and throughout 2003 in response to overall market conditions. Management expects a significant portion of the certificate of deposit portfolio, specifically in the thirty-month time deposit product, to continue to reprice lower, as these higher rate accounts mature.

        In 2002 and continuing to date, the returns of the domestic equity markets were weak and volatile as the U.S. economy was generally sluggish. These conditions improved the environment for deposit growth for financial institutions as investors sought the relative safety of FDIC insured deposits, despite a low interest rate environment. As the U.S. economy begins to recover and the domestic equity markets once again produce favorable returns, the dollars deposited with financial institutions as a flight to safety may revert back to the equity markets. As this occurs, the deposit base would erode and without proper planning to replace these funds, the Bank’s asset size may curtail to even lower levels.

        We plan to continue to grow deposits through strategic promotions, business development programs and maturation of existing branches. In addition, the Bank introduced the Fidelity 100th Anniversary $100,000 Checking Account Sweepstakes to allow individuals to visit our branch locations and complete the entry form. Along with this anniversary sweepstakes, we celebrated our 100th anniversary with a new free checking program designed to develop Bank customers and grow our demand deposit accounts. By opening a Fidelity checking account, the free checking program offered no minimum balance requirements and monthly service charge for one year, free first order of “Anniversary” checks, a $5 cash debit card activation reward following card activation and the first point of sale transaction and based upon availability, a free small safe deposit box for one year. We have also redesigned and employed through our branch network our tiered money market deposit account with rates graduating up based upon balances. This money market account offers check writing capabilities and complements our existing money market savings account. Pricing of this tiered money market account at current market rates offers our customers, especially time deposit customers, the choice and flexibility during this low interest rate environment.

        The following table represents the composition of total deposits, as of September 30, 2003, and comparative funding changes since previous year end.

                                                                                            Dollar        Percent
                                            September 30, 2003     December 31, 2002        change         change
                                            ------------------     -----------------     -----------      --------
     Noninterest-bearing deposits
Personal                                          $ 28,055,231          $ 22,956,626     $ 5,098,605       22.21%
Non-personal                                        29,546,285            24,877,991       4,668,293       18.76%
Public fund                                          5,561,185             4,039,547       1,521,639       37.67%
Bank checks                                          7,689,248             9,277,301      (1,588,053)     -17.12%
------------------------------------------------------------------------------------------------------------------
                 Total                            $ 70,851,949          $ 61,151,465     $ 9,700,484       15.86%
==================================================================================================================

             Time deposits
        of $100,000 or greater
Personal                                          $ 82,151,603          $ 79,169,750     $ 2,981,853        3.77%
Non-personal                                        16,927,670            23,571,462      (6,643,792)     -28.19%
Public fund                                         12,983,398            21,111,991      (8,128,593)     -38.50%
IRA's                                                5,814,484             5,633,296         181,188        3.22%
------------------------------------------------------------------------------------------------------------------
                 Total                           $ 117,877,155         $ 129,486,498    $(11,609,343)      -8.97%
==================================================================================================================

    Other interest-bearing deposits
Time deposits less than $100,000:
Personal                                          $ 87,119,310          $ 95,302,987    $ (8,183,677)      -8.59%
Non-personal                                         5,563,262            11,054,526      (5,491,264)     -49.67%
Public fund                                            476,720               633,489        (156,770)     -24.75%
IRA's                                               19,658,665            20,358,968        (700,303)      -3.44%
------------------------------------------------------------------------------------------------------------------
               sub total                           112,817,955           127,349,970     (14,532,014)     -11.41%
NOW acounts                                         43,281,767            40,719,446       2,562,321        6.29%
Money market deposits                               20,133,904            16,561,358       3,572,546       21.57%
Savings and clubs                                   44,442,335            38,519,440       5,922,895       15.38%
------------------------------------------------------------------------------------------------------------------
                 Total                           $ 220,675,960         $ 223,150,213    $ (2,474,252)      -1.11%
==================================================================================================================

            Total deposits
Noninterest-bearing deposits                      $ 70,851,949          $ 61,151,465     $ 9,700,484       15.86%
Interest-bearing deposits                          338,553,115           352,636,711     (14,083,595)      -3.99%
------------------------------------------------------------------------------------------------------------------
                 Total                           $ 409,405,065         $ 413,788,176    $ (4,383,111)      -1.06%
==================================================================================================================

        Public funds had been a significant source of deposits and now account for $38,353,000 or 9.4% of total deposits, at September 30, 2003. The Bank was able to attract public funds due to long established relationships and competitive product pricing. However, Management recognizes that public fund deposits are sensitive to the operating demands of the various public entities and the changing political landscape. Thus, the Bank could continue to experience material shifts in these outstanding balances throughout the year.

Borrowings

        Borrowings totaled $109,782,000 at September 30, 2003 compared to $114,213,000 at December 31, 2002.

        Included in borrowings are customer repurchase agreements of $46,285,000 and $47,232,000, at September 30, 2003, and December 31, 2002, respectively. The balance in customer repurchase agreements fluctuates daily because it is dependent on the level of available funds in depositor accounts. Customer repurchase agreements are collateralized by investment securities in an amount equal to or exceeding such borrowings. The Bank controls these pledged securities and monitors them on a daily basis.

        Borrowings included $63,000,000 in long-term advances from the FHLB, at both September 30, 2003 and December 31, 2002.

        The weighted average interest rate on borrowings was 5.53% and 5.62% at September 30, 2003 and 2002, respectively.

Accrued expenses and other liabilities

        Deferred taxes decreased $378,000 from $775,000, at December 31, 2002, to $397,000, at September 30, 2003. This net decrease relates to the change in the estimated fair value of investment securities available-for-sale.

        Other liabilities decreased $401,000 from $3,978,000, at December 31, 2002, to $3,615,000, at September 30, 2003. This decrease relates principally to a $250,000 net pending investment purchase obligation over the previous year-end. Accrued expenses from normal operating activities also decreased by $113,000.

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

        At September 30, 2003, the Company maintained a one year cumulative positive gap of $3,590,000 or 0.6% of total assets. The effect of this gap position provided a positive mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of decreasing interest rates. Conversely, in an increasing interest rate environment, net income could be positively affected because more assets will reprice during a one year period.

                                                              Interest Sensitivity Gap at September 30, 2003
                                              ---------------------------------------------------------------------
                                               3 months       3 through     1 through         Over
                                                or less       12 months      3 years        3 years        Total
                                               --------      ----------     ---------      ---------      --------
                                                                     (Dollars in thousands)

Cash and cash equivalents...................  $  6,593       $      -       $       -      $  17,028      $ 23,621
Investment securities.......................     9,579         17,821          43,295         69,208       139,903
Loans.......................................   161,514         70,543          74,913         72,609       379,579
Fixed and other assets......................         -          7,202               -         17,773        24,975
                                              --------       --------       ---------      ---------      --------
   Total assets.............................  $177,686       $ 95,566       $ 118,208      $ 176,618      $568,078
                                              ========       ========       =========      =========      ========
   Total cumulative assets..................  $177,686       $273,252       $ 391,460      $ 568,078
                                              ========       ========       =========      =========

Non interest-bearing transaction deposits...  $      -       $  7,085       $  19,485      $  44,282      $ 70,852
Interest-bearing transaction deposits.......     4,027         51,916          40,950         10,965       107,858
Time deposits...............................    58,215        101,637          60,209         10,634       230,695
Repurchase Agreements.......................    36,890          9,395               -              -        46,285
Short-term borrowings.......................       497              -               -              -           497
Long-term debt..............................         -              -           5,000         58,000        63,000
Other liabilities...........................         -              -               -          3,615         3,615
                                              --------       --------       ---------      ---------      --------
   Total liabilities........................  $ 99,629       $170,033       $ 125,644      $ 127,496      $522,802
                                              ========       ========       =========      =========      ========
   Total cumulative liabilities.............  $ 99,629       $269,662       $ 395,306      $ 522,802
                                              ========       ========       =========      =========
Interest sensitivity gap....................  $ 78,057       $(74,467)      $  (7,436)     $  49,122

Cumulative gap..............................  $ 78,057       $  3,590       $  (3,846)     $  45,276
                                              ========       ========       =========      =========
Cumulative gap to total assets..............     13.74%          0.63%          -0.68%          7.97%

        Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge of and experience with its loan products.

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

         Earnings at Risk: Earnings at risk simulation measure the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice one for one with market rates (e.g., savings rate). The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rates simulation model.

         Economic Value at Risk: Earnings at risk simulation measure the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

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

        The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2003 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2003 levels.

                                                     Rates +200                 Rates -200
                                                     ----------                 ----------
Earnings at risk:
   Percent change in:
      Net Interest Income                                2.8%                     (20.0)%
      Net Income                                         9.1                      (57.8)

Economic value at risk:
   Percent change in:
      Economic value of equity                         (15.7)                      (6.6)
      Economic value of equity
        as a percent of book assets                     (1.2)                      (0.5)

        Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.

        The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2003, under alternate interest rate scenarios using the income simulation model described above:

Change in Interst Rates	Net Interest Income	Dollar Change	Percent Change
+200 Basis Points	$17,978	$ 484	2.8%
+100 Basis Points	17,932	438	2.5%
Flat Rate	17,494	--		--
-100 Basis Points	15,854	(1,640)	-9.	4%
-200 Basis Points	13,989	(3,505)	-20.0%

        Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, we use a third party service to provide cash flow estimates in the various rate environments. Savings accounts, including passbook, statement savings, money market, and interest checking accounts, do not have a stated maturity or repricing term and can be withdrawn or reprice at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term then applies growth or run-off estimates provided by management. As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

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

        As detailed in the statement of cash flows, total cash and cash equivalents had a net $2,598,000 decrease stemming from net cash used by financing activities due to the $11,609,000 decline in certificates of deposit of $100,000 or more. This cash utilization was offset by the $9,700,000 increase in non-interest bearing deposits. Other sources providing cash were primarily in un-reinvested calls and pay downs from investment securities and sale of loans available-for-sale, while other cash usages were funding the $7,000,000 purchase of life insurance policies and funding new loan growth. The net cash provided from operations and investments throughout the nine months was utilized to fund the decrease in short-term public fund time deposits and pay down short term borrowings.

        Management believes that the present level of liquidity is strong and adequate for current operations based upon the short-term liquidity position of $17,511,000 in cash and due from banks along with $6,110,000 in Federal Funds sold. A secondary source of liquidity is provided from expected cash flow from principal reductions in the investment and loan portfolios and the ability to sell $23,864,000 in mortgage loans available for sale at September 30, 2003. Management monitors asset and liability maturities to match anticipated large cash flow requirements. These cash flow requirements are reviewed daily with the use of internally generated reports.

        The Bank considers our growing core deposit base as the primary source of liquidity. However, the Bank can also borrow in the Federal Funds market to meet temporary liquidity needs. The Bank has other sources to obtain liquidity from borrowings with the Federal Reserve Discount Window and Federal Home Loan Bank advances.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of September 30, 2003, the Company meets all capital adequacy requirements to which it is subject.

        The Company’s capital amounts and ratios, at September 30, 2003, are as follows:

                                                                                                To be Well Capitalized
                                                                         For Capital           Under Prompt Corrective
                                             Actual                   Adequacy Purposes          Action Provisions
                                             Amount          Ratio         Amount         Ratio        Amount             Ratio
                                          ------------       ------   -----------------   -----  --------------------     -----
Total Capital
         (to Risk Weighted Assets)        $ 49,049,044       12.96%     $ 30,277,504      8.00%     $ 37,846,880          10.00%
Tier 1 Capital
        (to Risk Weighted Assets)         $ 45,224,613       11.95%     $ 15,138,752      4.00%     $ 22,708,128           6.00%
Tier 1 Capital
        (to Average Assets)               $ 45,224,613        7.91%     $ 22,858,523      4.00%     $ 28,573,154           5.00%

        The ratios for the Bank are not materially different from those of the Company.

ITEM 4. Controls and Procedures

        The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The President and Chief Financial Officer, with the direct assistance from other members of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, except for the internal control components of risk assessment and monitoring, in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. The Company has made significant changes to our internal controls and other factors that could significantly affect these controls subsequent to the date of evaluation by the President and Chief Financial Officer, as follows:

*	A formal risk assessment was not completed for the year ended December 31, 2002. It was management’s intention to have a formally documented risk assessment completed and submitted to the Company’s Audit Committee for approval by April 30, 2003. The Company’s Internal Audit Department completed a formal risk assessment on April 28, 2003. On April 30, 2003, the Company’s Audit Committee reviewed and approved the risk assessment.

*	Management worked with the Internal Audit Department to complete a risk assessment, from which an internal audit schedule was developed and submitted to the Company’s Audit Committee for approval. The Company’s Internal Audit Department completed the internal audit schedule for calendar years 2003 through 2005. On April 30, 2003, the Company’s Audit Committee reviewed and approved the risk assessment and internal audit schedule. The Audit Committee has taken on the responsibility to monitor the risk assessments and the timely completion of each scheduled internal audit.

        On October 9, 2003, Parente Randolph, P.C., the Company’s independent external auditor, met with the Audit Committee to discuss their concerns on the monitoring component, which resulted from the review of the Internal Audit Department’s work papers of completed audits through September 30, 2003, along with the audits completed as compared to the audits scheduled through that same time period. Additional concerns raised, were the adequate and timely completion of the approved audit schedule by year end.

        Based upon this assessment, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, except for the internal control component of monitoring, in timely alerting them to material information required to be included in our regulatory filings as of September 30, 2003.

        Resulting from these concerns, the Company’s Audit Committee engaged McGrail Merkel Quinn & Associates, as of October 15, 2003, to outsource the internal audit function, which includes the direct supervision and review of the Company’s internal audit staff. The Audit Committee and Executive Management are committed to providing whatever resources are necessary in order to complete the scheduled internal audits, take corrective action and re-testing as required to meet the internal control components required under the Federal Deposit Insurance Act of 1991 by December 31, 2003.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

        On July 1, 2002, the Bank was served with a civil complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demands approximately $250,000 in connection with certain environmental remediation activities. The activities were purportedly performed prior to the opening of the Bank’s Eynon branch. On July 22, 2002, the Bank filed preliminary objections to the complaint. The preliminary objections were decided on November 26, 2002, and the Bank filed its answer and new matter raising various legal defenses. This lawsuit was settled on October 30, 2003.

        The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of the Company, after consulting with legal counsel, no other legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition. No other legal proceedings are pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank nor its properties.

ITEM 2. Changes in Securities and Use of Proceeds.
None.

ITEM 3. Default Upon Senior Securities.
None.

ITEM 4. Submission of matters to a Vote by Security Holders.
None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits and Reports on Form 8-K. a) Exhibits
3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

3(ii)	Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No.333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

10.4	Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

10.5	Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.6	Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.7	Form of Employment Agreement with Joseph J. Earyes. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.

11	Statement regarding computation of earnings per share. Included herein in Note 2 "Earnings per Share", contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Current Reports on Form 8-K filed by the Registrant during the quarter ended September 30, 2003:

On July 30, 2003, Fidelity D & D Bancorp, Inc. announced iuts results of operations for the quarter ended June 30, 2003. A copy of the related press release was furnished with the Form 8-K filing on July 30, 2003.

FIDELITY D&D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D&D BANCORP, INC.

DATE: November 14, 2003	/s/ Michael F. Marranca
Michael F. Marranca,
Chairman of the Board of Directors and President

DATE: November 14, 2003	/s/ Salvatore R. DeFrancesco
Salvatore R. DeFrancesco,
Treasurer and Chief Financial Officer

FIDELITY D&D BANCORP, INC.

Exhibit Index
		Page
3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*
3(ii)	Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*
10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*
10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.	*
10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.	*
10.4	Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.	*
10.5	Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*
10.6	Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*
10.7	Form of Employment Agreement with Joseph J. Earyes. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the SEC on March 25, 2002.	*
11	Statement regarding computation of earnings per share. Included herein.	8
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	33
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	34
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36
	* - Incorporated by Reference