Form 10-K
period 2003-12-31
FIDELITY D & D BANCORP INC
filed 2004-03-29
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 333-90273

FIDELITY D & D BANCORP, INC.

COMMONWEALTH OF PENNSYLVANIA I.R.S. EMPLOYER IDENTIFICATION NO: 23-3017653
BLAKELY AND DRINKER STREETS
DUNMORE, PENNSYLVANIA 18512
TELEPHONE NUMBER (570) 342-8281

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES	X	NO

Aggregate market value of the voting common stock held by non-affiliates of the registrant equals $49,580,166, as of June 30, 2003, based on a market price of $35.75. The number of shares of common stock outstanding as of March 12, 2004, equals 1,828,266.

DOCUMENTS INCORPORATED BY REFERENCE:

Excerpts from the Registrant’s 2003 Annual Report to Shareholders are incorporated herein by reference in response to Part I. Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Contents

Business	3
Properties	4
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Market for the Company's Common Equity and
Related Stockholder Matters	7
Select Financial Data	8
Management's Discussion and Analysis
of Financial Condition and Results of Operations	9
Financial Statements and Supplementary Data	47
Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	84
Controls and Procedures	84
Directors and Executive Officers of the Company	84
Executive Compensation	84
Security Ownership of Certain Beneficial Owners and Management	84
Certain Relationships and Related Transactions	84
Principal Accountant Fees and Services	85
Exhibits, Financial Statement Schedules and Reports on Form 8-K	85
Signatures	88
Exhibit Index	90
Certifications	98

FIDELITY D & D BANCORP, INC.

PART I

ITEM 1: BUSINESS

Fidelity D&D Bancorp, Inc (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company). The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. In addition, the Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A complete list of services provided by the Bank is detailed in the section entitled “Products & Services” contained within the 2003 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties.

The Bank is one of two financial institutions headquartered in Dunmore, Pennsylvania. The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. The Company competes with, among other sources, the following:

o	Local Community Banks	o	Insurance Companies
o	Savings Banks	o	Money Market Funds
o	Regional Banks	o	Mutual Funds
o	Credit Unions	o	Small Loan Companies
o	Savings & Loans	o	Other Financial Service Companies

        The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local branch decision making on loans, establishing long-term customer relationships and building customer loyalty, and providing products and services designed to address the specific needs of its customers. The Gramm-Leach-Bliley Act (see discussion below), which breaks down many barriers between the banking, securities and insurance industries, may significantly affect the competitive environment in which the Company operates.

There are no concentrations of loans that, if lost, would have a materially adverse effect on the continued business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact. However, the Company’s success is dependent to a significant degree on economic conditions in Northeastern Pennsylvania, especially Lackawanna and Luzerne Counties, which Company defines as its primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond the Company’s control. An economic recession or a delayed recovery over a prolonged period of time in the Dunmore area could cause an increase in the level of the Bank’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. We cannot assure you that further adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.

The Company had 167 full-time equivalent employees, on December 31, 2003, which includes exempt officers and part-time employees.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of the Company and the Bank. The Company is subject to, among others, the regulations of the Securities and Exchange Commission and the Federal Reserve Board and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank. They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

Applicable regulations relate to, among other things:

o	operations	o	mergers	o	branches
o	securities	o	consolidation	o	capital adequacy
o	risk management	o	reserves
o	consumer compliance	o	dividends

The Bank is examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC). The last examination was conducted by the FDIC as of September 30, 2003.

The Company’s internet address is www.the-fidelity.com. The Company makes available through this website the Annual Report on Form 10-K, quarterly reports or Form 10-Q and current reports or Form 8-K, and amendments to those Reports as soon as reasonably practical after filing with the SEC.

The Company’s accounting policies and procedures are designed to comply with accounting principles, generally accepted in the United States of America (GAAP). Refer to “Critical Accounting Policies,” which are incorporated by reference in Part II, Item 7.

ITEM 2: PROPERTIES

The Company and the Bank are headquartered at the Main Branch on the corner of Blakely and Drinker Streets in Dunmore, Pennsylvania. The main office is a full-service banking center including a walk-up teller window, drive-thru teller windows and two twenty-four hour automated teller machines (ATMs). Administrative, Loan, Trust, Asset Management Services, operational departments and customer service areas are also located in this building. The main office complex is owned and free of any encumbrances.

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

The Abington Branch is located on the Morgan Highway in Clarks Summit, Pennsylvania. The building from which the branch operates is leased. This office provides full-service financial products, including a twenty-four hour ATM and drive-thru teller windows. This office provides convenience to our customers located throughout the greater Abington area.

There is also a banking facility limited to serve employees and patients of the Clarks Summit State Hospital which is located within the hospital facility in Clarks Summit, Pennsylvania. The office is leased from the hospital under a lease for service provided agreement.

The Keystone Industrial Park Branch (KIP) is located in Dunmore, Pennsylvania. This office provides full-service banking with drive-thru teller windows and a twenty-four hour ATM. KIP is free of encumbrances.

The Pittston Branch is located in Bruno’s Supermarket 403 Kennedy Boulevard, Pittston, Pennsylvania. The space in the supermarket is leased. This office provides full-service banking including a twenty-four hour ATM. This location provides convenient service at extended hours to the Bank’s clientele in Luzerne County, Pennsylvania.

The Financial Center Branch is located at 338 North Washington Avenue in Scranton, Pennsylvania. This office provides full-service banking, including a twenty-four hour ATM. Executive, Finance and Operational offices are located in this building. A portion of the third floor is currently leased to a non-related entity. The Company owns the property free of encumbrance. The Company also owns, free of encumbrance, an adjacent attached building, which is leased to a non-related entity.

The Moosic Branch is located at 4010 Birney Avenue, Moosic, Pennsylvania. The branch operates from leased space. This office provides full-service banking, including a twenty-four hour ATM and drive-thru teller windows. The branch’s location provides the necessary link between the Lackawanna and Luzerne County branch office networks.

The West Pittston Branch is located in the Insalaco Shopping Center at 801 Wyoming Avenue, West Pittston, Pennsylvania. The branch operates from leased space. This office provides full-service, including a twenty-four hour ATM, to the Luzerne County area.

The Peckville Branch is located at 1598 Main Street, Peckville, Pennsylvania. The branch operates from leased space. This office provides full-service banking, including a twenty-four hour ATM and drive-thru teller windows.

The Bank’s branch coverage in Luzerne County includes a leased space known as the Kingston Branch, located at 247 Wyoming Avenue, Kingston, Pennsylvania. This office provides full-service financial products, including a twenty-four hour ATM and drive-thru teller windows.

The Eynon Branch is located on Route 6 Business Eynon, Pennsylvania. The branch operates from leased space. This office provides full-service financial products, including a twenty-four hour ATM and drive-thru teller windows.

In addition to the properties above, the Bank maintains several free-standing twenty-four our ATMs located at the following locations:

o	300 Meadow Avenue, Scranton, Pennsylvania
o	511 Main Street, Childs, Pennsylvania
o	1650 West Main Street, Stroudsburg, Pennsylvania
o	320 South Blakely Street, Dunmore, Pennsylvania
o	Marywood College, 2300 Adams Avenue, Nazareth Hall, Scranton, Pennsylvania
o	Montage Ski Lodge, Moosic, Pennsylvania
o	Lackawanna County Stadium, Moosic, Pennsylvania
o	Route 307, RR # 7, Box 7159, Daleville, Pennsylvania

The Bank contracted space during 2003 for free-standing twenty-four hour ATMs located in Convenient Food Marts at:

o	330 Northern Boulevard, Chinchilla, Pennsylvania
o	Highland Avenue, Clarks Summit, Pennsylvania

None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank.

The Bank also owns a commercial facility located at 116 – 118 N. Blakely Street Dunmore, Pennsylvania. The facility is directly across from the Main branch and is currently leased by a non-related entity.

Other real estate owned includes all foreclosed properties listed for sale. Foreclosed properties are recorded on the Company’s balance sheet, upon possession, at the lower of cost or fair value.

ITEM 3: LEGAL PROCEEDINGS

On July 1, 2002, the Bank was served with a civil complaint that was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, on June 28, 2002. Scaccia Construction Company, the plaintiff, based upon multiple causes of action, demanded approximately $250,000 in connection with certain environmental remediation activities. The activities were purportedly performed prior to the opening of the Bank’s Eynon branch. On July 22, 2002, the Bank filed preliminary objections to the complaint. The preliminary objections were decided on November 26, 2002, and the Bank filed its answer and new matter raising various legal defenses. This lawsuit was settled on October 30, 2003.

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of the Company after consulting with legal counsel, no other legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition. No other legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

PART II

ITEM 5: MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders requesting information about the Company’s common stock may contact Salvatore R. DeFrancesco, Jr., Treasurer. Requests may be mailed to:

Fidelity D & D Bancorp, Inc.
Blakely and Drinker St.
Dunmore, PA 18512
(570) 342-8281

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol “FDBC.”

The following table lists the quarterly cash dividends paid per share and the range of bid and asked prices for the Company’s common stock. Such over-the-counter prices do not include retail mark-ups, markdowns, or commissions.

	2003			2002
	Prices			Prices
	High	Low	Dividends Paid	High	Low	Dividends Paid
1st Quarter	$ 39.00	$ 35.50	$ 0.22	$ 37.50	$ 36.50	$ 0.20
2nd Quarter	$ 37.00	$ 35.15	$ 0.22	$ 37.50	$ 37.00	$ 0.21
3rd Quarter	$ 37.00	$ 35.00	$ 0.22	$ 39.50	$ 37.25	$ 0.21
4th Quarter	$ 37.50	$ 35.00	$ 0.22	$ 38.50	$ 37.40	$ 0.22

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

The Company had approximately 1,465 shareholders at March 12, 2004 and approximately 1,463 at December 31, 2003. The number of shareholders is the actual number of individual shareholders of record. Security depositories are considered as individual shareholders for the purpose of determining the approximate number of shareholders.

ITEM 6: SELECTED FINANCIAL DATA

Balance Sheet Data:	2003	2002	2001	2000	1999

Total assets	$575,215,466	$577,993,316	$569,029,838	$491,077,054	$446,569,505
Total investment securities	144,407,374	149,549,607	153,973,988	119,756,391	109,262,221
Net loans	366,981,640	354,262,050	353,976,324	333,600,975	296,193,518
Loans available-for-sale	19,863,577	28,715,355	16,150,020	9,953,958	4,895,124
Total deposits	401,442,546	413,788,176	407,778,728	339,310,328	294,366,985
Total borrowings	126,633,012	114,213,014	117,480,988	111,024,721	117,554,046
Total shareholders' equity	43,931,899	45,234,433	40,172,230	37,215,063	31,841,549

Operating Data for the year ended:
Total interest income	$ 28,462,093	$ 34,567,393	$ 36,379,689	$ 35,085,780	$ 28,541,051
Total interest expense	14,237,129	17,882,440	20,853,631	21,468,230	15,375,799
Net interest income	14,224,964	16,684,953	15,526,058	13,617,550	13,165,252
Provision for loan losses	3,715,000	1,158,260	530,000	1,664,000	2,474,637

Net interest income after provision for
loan losses	10,509,964	15,020,953	13,051,421	12,459,290	12,635,252
Other income	4,183,137	3,302,749	3,701,578	2,940,009	2,227,787

Other operating expense	12,903,361	12,751,174	11,998,997	11,634,280	10,170,458

Income before provision for income taxes	1,789,740	5,572,528	4,754,002	3,765,019	4,692,581
Provision for income taxes	146,492	1,526,355	905,866	582,391	894,888
Net Income	$ 1,643,248	$ 4,046,173	$ 3,848,136	$ 3,182,628	$ 3,797,693

Per Share Data:
Net income per share - basic*	$ 0.90	$ 2.23	$ 2.12	$ 1.76	$ 2.12
Net income per share - diluted*	$ 0.90	$ 2.22	$ 2.12	$ 1.76	$ 2.12
Dividends declared	$ 1,601,898	$ 1,526,371	$ 1,426,097	$ 1,366,075	$ 1,344,141
Dividends per share	$ 0.88	$ 0.84	$ 0.79	$ 0.76	$ 0.75
Book Value per share	$ 24.10	$ 24.86	$ 22.08	$ 20.60	$ 17.68
Weighted average number of shares
outstanding**	1,820,403	1,817,430	1,811,391	1,803,674	1,792,232
Number of shares outstanding at year
end**	1,823,043	1,819,376	1,819,168	1,806,274	1,800,784

Ratios:
Return on average assets	0.29%	0.70%	0.72%	0.67%	0.94%
Return on average equity	3.63%	9.47%	9.64%	9.54%	11.42%
Net interest margin	2.74%	3.10%	3.17%	3.14%	3.55%
Efficiency ratio	72.32%	63.42%	62.42%	67.66%	63.23%
Expense ratio	1.68%	1.68%	1.68%	1.88%	1.96%
Allowance for loan losses to total loans	1.28%	1.01%	1.00%	0.94%	1.04%
Dividend payout ratio	97.48%	37.72%	37.06%	42.92%	35.39%
Equity to assets	7.64%	7.83%	7.06%	7.58%	7.13%
Equity to deposits	10.94%	10.93%	9.85%	10.97%	10.82%

*Based in weighted average shares and adjusted for the stock exchange in 2000. **Based on actual shares outstanding and adjusted for the stock exchange in 2000.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K contains a number of forward-looking statement size=2>Loans are not made by the Company to its Board members, officers, or employees. Loans may be made by our banking subsidiaries and will comply with all federal and state laws, statutes, and regulations.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions. Forward looking statements include risks and uncertainties.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

  the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;
  there may be increases in competitive pressure among financial institutions or from non-financial institutions;
  changes in the interest rate environment may reduce interest margins;
  changes in deposit flows, loan demand or real estate values may adversely affect our business;
  changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;
  general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;
  legislative or regulatory changes may adversely affect our business;
  technological changes may be more difficult or expensive than we anticipate;
  success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or
  acts of war or terrorism.

Management cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this report. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Readers should carefully review the risk factors described in other documents that we file, from time to time, with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Critical Accounting Policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2003 is adequate and reasonable. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service. In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, management typically obtains price quotes from more than one source. As described in Notes 1 and 3 of the consolidated financial statements, the large majority of the Company’s investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income.

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

All significant accounting policies are contained in Note 1 “Nature of Operations and Summary of Significant Accounting Policies”, contained within the Notes to Consolidated Financial Statements, and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2003 and December 31, 2002 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2003 and 2002 and Results of Operations for each of the Years then Ended

Financial Condition

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2003, 2002 and 2001;

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Assets:
Cash and due from banks	$ 13,148	2.29%	$ 18,763	3.25%	$ 19,845	3.49%
Interest bearing deposits with
Financial institutions	6,083	1.06	7,456	1.29	5,800	1.02
Investment securities	144,407	25.10	149,550	25.87	153,974	27.06
Net loans	366,982	63.80	354,262	61.29	353,976	62.21
Loans available-for-sale	19,864	3.45	28,715	4.97	16,150	2.84
Accrued interest receivable	1,807	0.31	2,347.41		3,268	0.57
Bank premises and equipment	12,092	2.10	12,735	2.20	11,514	2.02
Foreclosed assets held for sale	467	0.08	437	0.08	688	0.12
Life insurance cash surrender value	7,293	1.27	-	-	-	-
Other assets	3,072	0.54	3,728	0.64	3,815	0.67
Total assets	$575,215	100.00%	$577,993	100.00%	$569,030	100.00%

Liabilities:
Deposits, non-interest bearing	$64,399	11.20%	$61,151	10.58%	$53,302	9.37%
Certificates of deposit of $100,000
or more	112,857	19.64	129,487	22.40	132,680	23.32
Other interest-bearing deposits	224,186	38.96	223,150	38.61	221,797	38.98
Short-term borrowings	54,757	9.52	51,213	8.86	54,481	9.57
Other borrowed funds	71,876	12.50	63,000	10.90	63,000	11.07
Accrued interest payable and other liabilities	3,208	0.56	4,758	0.82	3,598	0.63
Total liabilities	531,283	92.36	532,759	92.17	528,858	92.94
Shareholders' equity	43,932	7.64	45,234	7.83	40,172	7.06
Total liabilities and shareholders' equity	$575,215	100.00%	$577,993	100.00%	$569,030	100.00%

A comparison of net changes in certain balance sheet categories as of December 31, are as follows:

	Assents	%	Earning Assets	%	Deposits	%	Short-Term Borrowings	%	Other Borrowings	%
2003	$(2,777,850)	(1)%	$(3,007,038)	(1)%	$(12,345,630)	(3)%	$ 3,543,964	7%	$ 8,876,034	14%
2002	8,963,478	2	7,325,219	1	6,009,448	1	(3,267,974)	(6)	--	--
2001	77,952,784	16	60,585,502	13	68,468,400	20	6,456,267	13	--	--
2000	44,507,549	10	44,562,595	10	44,943,343	15	(12,224,325)	(20)	5,695,000	10
1999	98,499,609	29	88,171,199	26	54,632,595	23	30,843,747	105	15,053,000	36

* — Earning assets exclude loans placed on non-accrual status.

Deposits The following table represents the components of total deposits as of December 31, 2003 and comparative funding changes from December 31, 2002:

	December 31, 2003	December 31, 2002	Dollar change	Percent change
Noninterest-bearing deposits
Personal	$26,206,156	$22,956,626	$ 3,249,530	14.16%
Non-personal	29,561,169	24,877,991	4,683,178	18.82%
Public fund	3,635,074	4,039,547	(404,473)	-10.01%
Bank checks	4,996,259	9,277,301	(4,281,042)	-46.15%

Total	$64,398,658	$61,151,465	$ 3,247,193	5.31%

Time deposits of $100,000 or greater
Personal	$ 78,560,841	$ 79,169,750	$ (608,909)	-0.77%
Non-personal	16,057,391	23,571,462	(7,514,071)	-31.88%
Public fund	12,412,714	21,111,991	(8,699,277)	-41.21%
IRA's	5,826,474	5,633,295	193,179	3.43

Total	$112,857,420	$129,486,498	$(16,629,078)	-12.84%

Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$ 83,057,733	$ 95,302,987	$(12,245,254)	-12.85%
Non-personal	5,387,417	11,054,526	(5,667,109)	-51.27%
Public fund	597,772	633,489	(35,717)	-5.64%
IRA's	19,694,374	20,358,968	(664,594)	-3.26%

sub total	108,737,296	127,349,970	(18,612,674)	-14.62%
NOW acounts	44,290,199	40,719,446	3,570,753	8.77%
Money market deposits	28,284,225	16,561,357	11,722,868	70.78%
Savings and clubs	42,874,748	38,519,440	4,355,308	11.31%

Total	$224,186,468	$223,150,213	$ 1,036,255	0.46%

Total deposits
Noninterest-bearing deposits	$ 64,398,658	$ 61,151,465	$ 3,247,193	5.31%
Interest-bearing deposits	337,043,888	352,636,711	(15,592,823)	-4.42%

Total	$401,442,546	$413,788,176	$(12,345,630)	-2.98%

Public funds
Noninterest-bearing	$ 3,635,074	$ 4,039,547	$ (404,473)	-10.01%
Certificates of deposit	13,010,486	21,745,480	(8,734,994)	-40.17%
NOW acounts	9,850,661	10,299,948	(449,287)	-4.36%
Money market deposits	8,029,671	8,923,912	(894,241)	-10.02%
Savings and clubs	3,278,114	2,806,207	471,907	16.82%

Total	$37,804,006	$47,815,094	$(10,011,088)	-20.94%

Internet deposits
Noninterest-bearing	$ 27,505	$ 907	$ 26,598	2933	.28%
Interest-bearing	4,915,604	11,139,780	(6,224,176)	-55.87%

Total	$4,943,109	$11,140,687	$(6,197,576)	-55.63%

Total assets	$ 575,215,466	$ 577,993,316
Total deposit to total assets	69.79%	71.59%
Total assets	1.23%	2.69%
Total assets	9.42%	11.56%
Total assets	6.57%	8.27%

Total deposits decreased $12,346,000 or 3% during 2003 to $401,443,000. Total average deposits decreased $12,616,000 or 3% from $424,782,000 at December 31, 2002 to $412,166,000 at December 31, 2003. Non-interest bearing deposits are an important source of funds for the Bank because they lower overall deposit costs. The average balance of these accounts increased $7,482,000 or 14%, during 2003. The interest rates offered on most deposit products were lowered in 2002 and continued through 2003 in response to overall market conditions. Management expects a significant portion of the certificate of deposit portfolio to continue repricing at lower market rates, specifically in the thirty-month time deposit product, as these higher rate certificates reach maturity.

The Bank is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Bank attempts to retain and grow its customer base through a combination of rate, quality of service, convenience and a stable and experienced staff. Core deposits, which excludes time deposits of $100,000 and greater, increased $4,283,000 or 2% during 2003, to $288,585,000. The Bank continued to experience growth in its transactional deposit products, which include non-interest bearing demand deposit accounts (DDAs), NOW, money market deposit, savings and club accounts. Checking accounts increased $11,099,000 or 12%, and savings and club accounts grew $4,355,000 or 11%. Money market accounts grew $11,723,000 or 71%. Thus, the Bank’s deposit mix, although concentrated in time deposits, began to significantly shift toward customer based core deposit and savings accounts.

Time deposits of $100,000 or greater decreased $16,629,000 or 13% from $129,486,000 at December 31, 2002 to $112,857,000 at December 31, 2003. The time deposit reduction occurred from the run-off of high cost non-personal and public fund accounts. The personal time deposit reduction was fully offset by the shift into savings and money market accounts. Total time deposits, at December 31, 2003 were $221,595,000 or 55% of total deposits compared to $256,836,000 or 62% at December 31, 2002. Approximately $145,885,000 or 66% of total time deposits are scheduled to mature in 2004. These maturing time deposits represent 36% of the Bank’s total deposit base and provide a significant opportunity for the Bank to service these customers and retain these deposits at potentially lower rates.

Despite the sluggish economy in 2002 which has not fully recovered in 2003, returns of the domestic equity markets have begun to stabilize and strengthen. As a result, migration of deposits into the equity markets may be a significant factor the Bank faces in its quest to retain and grow its deposit base in 2004. Without strategic planning to replace these funds, the Bank’s asset size may shrink to even lower levels.

The maturity distribution of time deposits of $100,000 or more at December 31, 2003 is as follows:

3 months or less	3-6 months	6-12 months	Over 12 months	Total
$39,699,300	$14,313,472	$24,743,796	$34,100,852	$112,857,420

The over 12 month maturity distribution of time deposits represents 8.50% of total deposits at December 31, 2003. The Bank believes this category provides a stable source of funds for future requirements.

Short-term borrowings

Interest rate reductions and customer liquidity and investment needs caused repurchase agreements (Repos) to decrease from $47,232,000 at December 31, 2002, to $39,363,000 at December 31, 2003. Repos are non-insured interest-bearing liabilities that have a security interest in qualified pledged investment securities of the Bank. Repos offered are either a fixed term or a sweep product of the Bank.

Sweep accounts comprise approximately 70% of Repos. A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and then excess DDA funds are transferred into an interest-bearing overnight Repo. The sweep will also transfer funds back to the DDA as is necessary, to cover checks presented for payment. The nature of the sweep makes the account more volatile than a fixed-term Repo.

Funding requirements of the Bank, due largely to the reduction in deposits, necessitated $14,920,000 overnight borrowings from the Federal Home Loan Bank of Pittsburgh, (FHLB), at December 31, 2003. FHLB borrowings at December 31, 2002 amounted to $2,850,000.

Repos and overnight borrowings are included with short-term borrowings on the Consolidated Balance Sheet. Refer to Note 7 “Short-term Borrowings”, contained within the Notes to Consolidated Financial Statements in Part II, Item 8.

Long-term debt

Long-term debt consists of borrowings from the FHLB. The weighted-average rate on funds borrowed at December 31, 2003, was 5.31%. The weighted-average rate is 6 basis points below the tax-equivalent yield of 5.39% on average earning assets for the year ended December 31, 2003. Rates on $63,000,000 of convertible select advances are adjustable quarterly, should market rates significantly increase beyond the issue’s three- month strike price. However, year-end rates on similar FHLB advances are 401 basis points below the average rate paid by the Bank. The Bank is deterred from paying off the current borrowings by significant prepayment penalties. FHLB borrowing rates, currently being quoted, will unlikely increase above the stated rates being paid on these borrowings during 2004. Should this occur, however, the Bank has the option, at that time, to repay or renegotiate the converted advance.

In October 2003, the Bank borrowed $9,000,000 from the FHLB to replenish funds utilized from the investment securities portfolio, to fund deposit run-off. The new borrowings were a $5,000,000 ten year convertible select with a 7.5% strike price costing 3.61% and a five year amortizing $4,000,000 advance fixed at 2.98%. The addition of this debt helped to reduce the overall weighted-average rate of long-term debt outstanding.

At December 31, 2003, the Bank had the ability to borrow an additional $68,800,000 at the FHLB. The FHLB has short-, medium- and long-term funding products available to the Bank.

Accrued expenses and other liabilities

Rate reductions in interest-bearing deposits and short-term borrowings caused accrued interest payable to decrease from $1,707,000 at December 31, 2002, to $ 1,270,080 at December 31, 2003.

A $746,000 pending settlement of investment securities purchased was recorded in other liabilities at December 31, 2002. The Bank did not have any pending investment purchases at December 31, 2003.

Assets:

Investments

Total investments declined $5,143,000, of which $2,240,000 was due to depreciation in the market value of available-for-sale (AFS) investments.

Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities, at December 31, 2003, was $144,730,000 or 25% of total assets. At December 31, 2003 approximately 59% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Agency bonds and municipal bonds comprised 26% and 9% of the investment portfolio, respectively.

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

Management classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or, held to maturity (HTM). To date, management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. Securities AFS are marked to market in the consolidated balance sheet with an adjustment to equity, net of tax that is presented in the caption “Accumulated other comprehensive income (loss)".

With the relative low market interest rate environment, which continued through 2003, higher yielding United States (U.S.) Government Agency bonds along with state and municipal securities of $24,810,000 were called. In 2002, when the composition of the investment portfolio was more susceptible to being called, securities approximating $90,600,000 were called. No losses were incurred, in 2002 or 2003, on any of the called bonds.

The low interest rate environment also caused many borrowers to prepay and/or refinance home mortgages. In terms of investments, this contributed to a major prepayment in the Bank’s portfolio of mortgage-backed securities (MBS), which represents investments in pools of residential mortgages. The majority of MBS owned by the Bank are guaranteed by U.S. governmental sponsored agencies. Prepayments on MBS were $60,127,000 in 2003, compared to $18,229,000 in 2002.

Of the total MBS prepayments received in 2002, $11,682,000 or 64% was received during the fourth quarter, $4,436,000 in December alone. At the prepayment speed experienced during this period, the entire MBS portfolio could have been paid off in just over two years. In addition, amortization of bond premium in the amount of $2,449,000 would have been accelerated into this shorter time period, opposed to over the estimated average life of seven years at the times of purchase. Amortization of bond premium is the periodic charge to earnings for the amount by which the purchase price of a bond exceeds its par value.

A restructuring of the investment portfolio was undertaken in 2003, to protect earnings which were being adversely impacted by bond calls and MBS prepayments. The objective of the restructuring was to effectively manage and predict cash flows from securities within a four year average life range where redeployment of the proceeds could go into higher yielding investments. This control would help reduce interest rate risk and coordinate the Bank’s desired earnings and liquidity needs. To accomplish the restructuring of the MBS portfolio, the Bank participated in a series of strategically planned sales with subsequent buys of similar type securities (swaps). The swaps were designed to maintain cash flow through the sale of the faster prepaying available-for-sale MBS and reinvesting the proceeds into MBS issues with weighted-average coupons that provided the desired structured cash flows. This strategy would help to reduce prepayment risk and take advantage of the steep yield curve. The swaps produced modest gains on the sales and securities were purchased at effective yields above the bonds sold. At December 31, 2003, the estimated weighted-average life of the MBS portfolio extended to approximately four years and the net premiums were reduced to $1,153,000. At December 31, 2003, the MBS portfolio was producing yields that were approximately 56 basis points more than the portfolio was producing at December 31, 2002.

The other aspect of the restructuring strategy was to reinvest the proceeds from called bonds and MBS payments defensively into U.S. Agency and municipal obligations that provided greater protection from future calls. Approximately $27,990,000 of the acquired Agency bonds contained rate steps, whereby the rate automatically increased, if the bond continued past the call date. These defensive structures mitigate extension risks inherent within this low interest rate environment.

A comparison of investments at December 31, for the three previous periods is as follows:

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Government Agencies	$ 36,323,404	25.15%	$ 13,275,625	8.88%	$118,229,745	76.78%
Mortgage Backed Securities	85,598,752	59.28	118,614,057	79.31	19,349,772	12.57
State & Municipal Subdivisions	13,275,289	9.19	9,736,815	6.51	11,609,765	7.54
Preferred Term Securities	4,007,507	2.78	3,990,000	2.67	1,000,000	0.65
Equity Securities	5,202,422	3.60	3,933,110	2.63	3,784,706	2.46
Total	$144,407,374	100.00%	$149,549,607	100.00%	$153,973,988	100.00%

The distribution of debt securities by stated maturity date at December 31, 2003 is as follows:

	1 Year or less	1 through 5 years	5 through 10 years	More than 10 years	Total
U.S. Government Agencies	$--	$2,983,125	$20,667,097	$12,673,182	$ 36,323,404
Mortgage Backed Securities	--	164,336	23,570,293	61,864,123	85,598,752
State & Municipal Subdivisions	--	738,680	2,223,498	10,313,111	13,275,289
Preferred Term Securities	--	--	--	4,007,507	4,007,507
Total debt securities	$--	$3,886,141	$46,460,888	$88,857,923	$139,204,952

Debt securities are stated net of unrealized gain or loss on AFS securities. Net unrealized loss on AFS debt securities at December 31, 2003 was $493,000. Debt securities do not include the $279,000 of AFS equity securities or the $4,753,000 of restricted regulatory equity securities owned at December 31, 2003. Net unrealized gain on AFS equity securities was $170,000 at December 31, 2003.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2003, is as follows:

	1 Year or less	1 through 5 years	5 through 10 years	More than 10 years	Total
U.S. Government Agencies	- %	2.60%	3.51%	4.72%	3.86%
Mortgaged Backed Securities	--	5.52	3.60	4.78	4.45
State & Municipal Subdivisions	--	6.09	5.09	5.82	5.70
Preferred Term Securities	--	--	--	3.81	3.81

Total debt securities	0.00%	3.37%	3.64%	4.84%	4.40%

Loans

Loans, net of unearned income, increased $13,817,000 or 3.86% from $358,162,000 at December 31, 2002, to $371,979,000 at December 31, 2003. Gross loans represented 64.67% of total assets at December 31, 2003.

In 2003, the Bank originated $37,797,000 of commercial loans, $40,028,000 of mortgage loans and $24,041,000 of consumer loans. In addition for 2003, the Bank committed to maximum lines of credit of $33,158,000 for commercial borrowers, $14,523,000 for real estate construction loans, $15,528,000 in home equity lines and $213,000 for consumer borrowers. Growth in the portfolio was primarily in commercial and commercial real estate.

Loan refinancing to lower interest rates continued in 2003 at a much greater volume than in 2002. Such refinancing occurred in all loan portfolios and had followed a corresponding drop in interest rates which correlated with a national trend. It is anticipated that the volume of prepayments and refinance requests could begin to ease, as rates become stable or increase. Furthermore, new loans are being structured, when possible, to better withstand market fluctuations.

Commercial Loans:

Net of scheduled principal curtailments (“run-off”), loan participation sales, and pre-payment, commercial loans increased $18,302,000 or 9.02% during 2003. This increase in commercial loans was primarily due to increased lending within the small business community.

As indicated, much of the Bank’s loan growth arose from commercial and commercial real estate loans. However, former commercial loan underwriting practices have also presented the Bank with increased non-performing assets. Increased due diligence in the loan underwriting process the past two years has allowed the Bank to pursue credit opportunities that present lower credit risk.

The Bank continues to originate loans using the Small Business Administration (SBA) guaranteed loan program. Under this program, in return for the Bank funding a qualified loan, the SBA guarantees a material portion of the principal balance to the Bank. As of December 31, 2003, the Bank reported $2,510,000 in SBA loans outstanding.

Tax-free industrial development loans, a component of commercial loans, made to or backed by local municipalities increased to $9,020,000 at December 31, 2003. The surge in this sector was due mainly to several large term loans to local municipalities for various infrastructure projects.

Residential Real Estate Loans:

Residential real estate loans increased $5,332,000 or 6.24% to $90,779,000. These loans increased due to strong demand for such loans due to the historic low interest rate environment.

The Bank proudly serves the local market by offering real estate loans. Real estate and construction loan totals of $98,047,000 were 25.02% of gross loans at December 31, 2003. Included with real estate loans are home equity lines of credit. The outstanding balance on the credit lines increased $6,387,000 or 87.31% from $7,315,000 at December 31, 2002, to $13,702,000 at December 31, 2003.

Consumer Loans and Direct Financing Leases:

Consumer loans and direct-financing leases decreased $10,661,000 or 16.77% during 2003. The home equity installment loan portfolio, included within the consumer loans, experienced significant payoffs caused by refinancing into lower rate mortgages. In addition, prepayments could not be successfully replaced due to the tightened credit underwriting standards on indirect auto loans and the decision to no longer originate direct financing leases. A combination of these events brought about this overall decline in consumer loans.

A comparison of loans at December 31, for the five previous periods is as follows (all loans are domestic):

	2003	2002	2001	2000	1999
Residential real estate	$ 90,779,488	$ 85,447,703	$ 96,740,226	$109,942,570	$111,242,490
Consumer	49,216,897	56,984,927	67,782,196	66,441,389	64,998,362
Commercial and
commercial real estate	221,275,922	202,974,155	179,043,816	146,610,685	113,061,093
Direct financing leases	3,685,802	6,578,720	9,961,967	12,733,075	5,710,579
Real estate construction	7,267,616	6,797,002	5,446,870	2,971,504	5,335,753
Gross loans	372,225,725	358,782,507	358,975,075	338,699,223	300,348,277
Less:
Unearned discount	247,119	620,704	1,256,818	1,833,968	982,384
Allowance for loan losses	4,996,966	3,899,753	3,741,933	3,264,280	3,172,375
Net loans	$366,981,640	$354,262,050	$353,976,324	$333,600,975	$296,193,518
Loans available-for-sale	$ 19,863,577	$ 28,715,355	$ 16,150,020	$ 9,953,958	$ 4,895,124

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2003	2002	2001	2000	1999
Residential real estate	24.39%	23.82%	26.95%	32.46%	37.04%
Consumer	13.22	15.88	18.88	19.62	21.64
Commercial and
commercial real estate	59.45	56.57	49.88	43.29	37.64
Direct financing leases	0.99	1.83	2.77	3.76	1.90
Real estate construction	1.95	1.90	1.52	0.87	1.78
Gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10.00% of total loans that are not otherwise disclosed as a category in tables above.

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2003. Excluded from the table are non-construction real estate loans, consumer loans and direct financing leases (amounts in thousands):

	1 year or less	1-5 years	More than 5 years	Total
Commercial and commercial
real estate loans	$42,652	$42,297	$136,327	$221,276
Real estate construction	7,268	--	--	7,268
Total	$49,920	$42,297	$136,327	$228,544

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into commercial and commercial real estate loans within one year from the date the real estate construction loan was consummated. Upon conversion, the commercial and commercial real estate loans would normally mature after five years.

The following table sets forth the sensitivity changes in interest rates for commercial and commercial real estate loans at December 31, 2003 (amounts in thousands):

	1-5 years	More than 5 years	Total
Fixed interest rate	$ 8,286	$ 14,511	$ 22,797
Variable interest rate	34,011	121,816	155,827
Total	$42,297	$136,327	$178,624

Non-refundable fees or costs associated with all loan originations are deferred. Using the principal reduction method, the Bank releases the deferral as a charge or credit to loan interest income over the life of the loan.

There are no concentrations of loans that, if lost, would have a material adverse effect on the business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe negative business impact.

Loans available-for-sale

Upon origination, residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are generally classified as available-for-sale. Should market rates increase, fixed-rate loans and loans not immediately repricable would no longer produce yields consistent with the current market. In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease interest income would be negatively affected. To better manage interest rate risk, loans meeting these conditions may be classified as available-for-sale. Certain consideration is also given to current liquidity needs.

Saleable loans are carried on the balance sheet at the lower of cost or fair value. If the fair value falls below cost, the difference is charged to current earnings. Appreciation in the portfolio is credited to current earnings to the extent of previous write-downs.

Loans available-for-sale at December 31, 2003 was $19,864,000, with a corresponding fair value of $20,500,000. The year-end balance comprised $17,783,000 of residential mortgages, $1,338,000 of SBA loans, and $743,000 in student loans. The Bank decreased loans available-for-sale by $8,852,000 or 30.83% from the December 31, 2002 balance. Available-for-sale loans decreased in part from the overall sale of these types of loans and, in part, from a management decision to temporarily classify fewer residential loans as available-for-sale, in order to take advantage of higher rates offered in this loan category compared to market rates. Also, at December 31, 2002, the AFS portfolio included $2,872,000 of credit card receivables which the Bank sold during the first quarter of 2004. The decision to sell these receivables was based upon lack of an adequate credit card servicing system, lack of consistent growth, high overhead associated with credit card activities and a high loss experience on non-performing credit cards.

As detailed in the “Consolidated Statement of Cash Flows” contained herein, proceeds from the sale of loans in 2003 totaled $28,618,000. The sales were primarily residential mortgages sold to the secondary market. The loans were sold to provide the Bank with the liquidity necessary to meet loan demand and to mitigate interest-rate risk from potential market rate increases.

The Bank retains the servicing rights on loans sold into the secondary market. Servicing rights are retained so that the Bank can continue the personal relationship developed with the borrowers. At December 31, 2003, the servicing portfolio balance of sold residential mortgage loans was $56,021,000.

Allowance for loan losses

Management continually evaluates the credit quality of the Bank’s loan portfolio and performs a formal review of the allowance for loan losses adequacy, on a quarterly basis. The allowance for loan losses reflects management’s best estimate of losses, both known and inherent, in the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions, and other relevant factors. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance for loan losses when loans are deemed to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

Management applies two primary components during the loan review process to determine proper allowance levels. The two levels are specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

  Identification of specific problem loans by loan category by the credit administration;
  Calculation of specific allowances required based on collateral and other persuasive evidence;
  Identification of loans collateralized by cash;
  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and loans with specific allocations;
  Application of historical loss percentages (3 year average) to pools to determine the allowance allocation; and
  Application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

With a continued focus on asset quality throughout 2003, Management identified impaired loan portfolio relationships, whereby borrowers did not have the ability to repay their loans in accordance with the contractual terms. This identification process required Management to determine whether to place these loans on non-accrual status and if so, to determine an appropriate allowance amount. In addition, several long standing customers with significant loan exposures, experienced financial difficulties. Management added over $685,000 to the allowance for loan losses in connection with these loans. Finally, a troubled debt restructuring in 2002 did not meet expectations, and Management added almost $1,300,000 to the allowance for loan losses.

Charge-offs, net of recoveries, for the year ended December 31, 2003, was $2,618,000, compared to $1,506,000 in 2002. Consumer loan net charge-offs increased from $897,000, through December 31, 2002, to $1,019,000, through December 31, 2003. Commercial loan net charge-offs increased $561,000, for the full year 2003, compared to 2002. Mortgage loan net-charge-offs increased $429,000 in 2003. Mortgage loan charge-offs were the result of properties foreclosed on during 2003 with a required write down taken to the fair market value of the real estate prior to transfer to foreclosed assets held for sale. For further discussion on the provision for loan losses, see the “Provision for Loan Losses” located in the Results of Operations section of Management’s Discussion and Analysis contained herein.

For a further discussion of delinquencies and net charge-offs, see the section entitled “Non-performing Assets.” Additional discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Allowance for Loan Losses” and Note 4 “Loans and Leases” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

Management believes that the current balance in the allowance for loan losses of $4,997,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio. Currently, management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.28% at December 31, 2003 compared to 1.01% at December 31, 2002.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2003	2002	2001	2000	1999
Balance at beginning of period	$ 3,900	$ 3,742	$ 3,264	$ 3,172	$ 3,008
Charge-offs:
Commercial and all other	1,334	928	1,003	602	139
Real estate	503	40	119	75	146
Consumer	1,167	850	909	456	196
Lease financing	92	131	180	18	--
Total	3,096	1,949	2,211	1,151	481
Recoveries:
Commercial and all other	204	359	86	14	46
Real estate	34	--	3	17	6
Consumer	230	69	108	53	63
Lease financing	10	15	17	1	--
Total	478	443	214	85	115
Net charge-offs	2,618	1,506	1,997	1,066	366
Provision charged to operations	3,715	1,664	2,475	1,158	530
Balance at end of period	$ 4,997	$ 3,900	$ 3,742	$ 3,264	$ 3,172
Net charge-offs to average loans outstanding	0.68%	0.40%	0.56%	0.33%	0.13%
Allowance for loan loss to net charge-offs	1.91x	2.59x	1.87x	3.06x	8.67x
Allowance for loan loss to total gross	1.28%	1.01%	1.00%	0.94%	1.04%
Loans 30 - 89 days past due and accruing	$ 3,975	$ 6,047	$ 7,156	$ 11,049	$ 4,914
Loans 90 days or more past due and accruing	$ 958	$ 2,599	$ 5,398	$ 1,493	$ 2,917
Allowance for loan loss to loans 90 days or
more past due and accruing	5.22x	1.50x	0.69x	2.19x	1.09x
Non-accruing loans	$ 7,323	$ 4,000	$ 4,914	$ 2,287	$ 1,210
Allowance for loan loss to non-accruing loans	0.68x	0.98x	0.76x	1.43x	2.62x
Allowance for loan loss to non-performing loans	60.34%	59.09%	36.29%	86.37%	76.86%
Average net loans	$383,226	$380,892	$352,230	$325,163	$277,809

The allowance for loan losses can generally absorb losses throughout the loan and lease portfolios. However, in some instances an allocation is made for specific loans or groups of loans. Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as previously explained. The changes in the allocations from year to years are based upon year end reviews of the loan and lease portfolios.

Allocation of the allowance among major categories of loans for the past five years is summarized below. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends:

Category	2003	%	2002	%	2000	%	2000	%	1999	%
Residential real estate	$354,207	7.09	$383,858	9.84	$269,490	7.20	$117,534	3.60	$1,165,295	36.73%
Consumer*	884,689	17.70	1,092,140	28.01	959,408	25.64	736,613	22.57	692,878	21.84
Commercial and
commercial real estate	3,699,488	74.04	2,198,783	56.38	2,197,365	58.72	2,270,663	69.56	1,196,789	37.73
Direct financing leases	42,706	0.85	81,664	2.09	136,091	3.64	131,150	4.02	62,989	1.99
Real estate construction	15,876	0.32	--	--	--	--	--	--	31,494	0.99
Unallocated	--	--	143,307	3.68	179,579	4.80	8,320	0.25	22,930	0.72
Total	$4,996,966	100.00%	$3,899,752	100.00%	$3,741,933	100.00%	$3,264,280	100.00%	$3,172,375	100.00%

        * Prior to 2003, consumer loans included credit cards receivables.

The commercial loan portfolio comprised 73%, or $3,669,000, of the total allowance for loan losses at December 31, 2003. Although the Bank identified 27 commercial loan relationships for which this allowance mostly consisted, the bulk of the allowance fell among only several large non-performing relationships. Collateral values were prudently valued to provide a conservative and realistic value of the collateral supporting these loans. As such, management increased the amount of the allowance required to support them. The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs.

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets. As of December 31, 2003, non-performing assets represented 1.52% of total assets compared to 1.47% at December 31, 2002.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2003	2002	2001	2000	1999

Net loans, including loans available-for-sale	$386,846	$382,977	$370,126	$343,555	$301,089

Loans past due 90 days or more and accruing	$958	$2,599	$5,398	$1,493	$2,917
Non-accrual loans	7,323	4,000	4,914	2,287	1,210
Total non-performing loans	8,281	6,599	10,312	3,780	4,127
Restructured loans	--	1,474	--	--	--
Other real estate owned	394	262	465	353	413
Repossessed assets	73	175	158	--	--
Total non-performing assets	$8,748	$8,510	$10,935	$4,133	$4,540
Total non-performing assets
Non-accrual loans to net loans	1.89%	1.04%	1.33%	0.67%	0.40%
Non-performing assets to net loans, foreclosed real
estate and repossessed assets	2.26%	2.22%	2.95%	1.20%	1.51%
Non-performing assets to total assets	1.52%	1.47%	1.92%	0.84%	1.02%
Non-performing loans to net loans	2.14%	1.72%	2.79%	1.10%	1.37%

In the internal review of loans for both delinquency and collateral sufficiency, management concluded that there were an above average number of loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing loans and loans past due 90 days or more for the period is attributed to commercial business loans, indirect auto lending and real estate loans in the process of foreclosure. Several of the commercial loans are guaranteed by governmental agencies and the Bank’s loss exposure is reduced accordingly. As a result, the percentage of non-performing loans to net loans has increased from 1.72% at December 31, 2002, to 2.14% at December 31, 2003.

In 2003, Management recognized a number of impaired loans, primarily in the commercial and commercial real estate portfolios. As a result, non-performing loans increased 25% to $8,281,000. The increase was the cumulative result of an ongoing detailed loan review process that began two years ago. Management continues to add experienced staff and has emphasized improved credit quality in all lending decisions going forward. As a result of this review, management increased its allowance for loan losses during 2003. Improved collection efforts combined with solid credit underwriting should curtail serious delinquencies and reduce future non-performing loans.

Repossessed assets consist of previously financed vehicles held for sale. Subsequent to the loan or lease, the borrower or lessee defaulted on their contract and the Company repossessed the unit. Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the allowance for loan losses.

Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance until the balance is satisfied. Subsequent payments are then recorded as interest income and finally late charges. During 2003, the Bank collected $574,000 of interest income recognized on the cash basis. Interest income that would have been recorded in 2003, if non-accrual loans were current, was $995,000.

Bank premises and equipment, net

Due to the fact that expansion plans were deferred and a major computer system conversion was completed in 2002, additions to premises and equipment were minimal and amounted to $621,000 for 2003.

Foreclosed assets held for sale

Real estate acquired through foreclosure increased $132,000, due to the receipt of five properties foreclosed during the fourth quarter and held for sale at year end. Repossessed vehicles had a net decrease of $102,000, mostly from the increased turn around time on the sales of these vehicles.

Terminated lease assets held for sale

Terminated lease assets are vehicles that were lease financed by the Company with contractual terms fulfilled. As per the lease agreement, the vehicles are returned to the Company and recorded on the books in other assets at the residual value. These vehicles are subsequently sold as soon as practicable. Any difference between sales price and residual value is charged against current earnings with a claim submitted to the Company’s residual insurance carrier for payment. Receipt of any residual insurance proceeds is then credited to current earnings.

Cash surrender value of bank owned life insurance

During February 2003, the Bank purchased $7,000,000 of bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the Bank is the owner and beneficiary of the policies. The Bank’s excess liquidity from investment and loan pay downs funded the BOLI. The earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax-free advantage to the Bank. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI is an asset that can be liquidated, if necessary, with tax costs associated. However, the Bank intends to hold this pool of insurance, because it provides income that enhances the Bank’s capital position. Therefore, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Results of Operations

Earnings Summary:

	2003	2002	2001
Net income	$1,643,248	$4,046,173	$3,848,136
Diluted earnings per share	$0.90	$2.22	$2.12
Increase/(decrease) per share	(59.5)%	4.72%	20.45%

Net Interest Income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and costs for 2003, 2002 and 2001, in thousands, is as follows (Dollars in thousands):

Earning assets	Average balance	2003 Revenue (expense)	Yeild (cost)	Average balance	2002 Revenue (expense)	Yeild (cost)	Average balance	2003 Revenue (expense)	Yeild (cost)
Interest-bearing deposits	$761	$6	0.79%	$919	$17	1.81%	$12,716	$181	1.42%

Investments:
U.S. government agencies	26,550	1,035	3.90	76,396	4,374	5.73	85,365	5,535	6.48
Mortgage-backed securities	99,050	3,451	3.48	61,082	3,106	5.08	16,971	1,070	6.30
State and municipal	10,953	716	6.53	10,185	662	6.50	15,144	1,017	6.72
Other	8,206	241	2.94	6,337	240	3.78	4,311	272	6.31
Total investments	144,759	5,443	3.76	154,000	8,382	5.44	121,791	7,894	6.48

Loans:
Commercial	212,351	11,813	5.56	202,500	12,547	6.20	169,621	13,748	8.11
Consumer	51,836	3,879	7.48	58,157	4,925	8.47	62,180	5,436	8.74
Real estate	117,939	7,386	6.26	113,679	8,095	7.12	110,854	8,207	7.40
Direct financing leases	4,546	319	7.02	7,558	552	7.30	10,026	724	7.22
Credit cards	427	43	10.13	2,897	283	9.77	2,959	283	9.56
Total loans	387,099	23,440	6.06	384,791	26,402	6.86	355,640	28,398	7.99
Federal funds sold	3,919	46	1.17	11,584	190	1.64	20,501	544	2.65
Total earning assets	$536,538	$28,935	5.39%	$551,294	$34,991	6.35%	$510,648	$37,017	7.25%

Interest-bearing liabilities
Deposits:
Savings	$40,439	$(255)	0.63%	$36,031	$(363)	1.01%	$31,523	$(448)	1.42%
NOW	39,949	(173)	0.43	37,068	(400)	1.08	35,513	(747)	2.10
MMDA	18,584	(243)	1.31	9,895	(142)	1.44	11,538	(324)	2.81
Time deposits < $100,000	117,852	(4,602)	3.90	141,964	(6,422)	4.53	130,494	(7,156)	5.48
Time deposits > $100,000	132,630	(4,732)	3.57	144,802	(5,929)	4.11	123,928	(6,848)	5.53
Clubs	1,727	(26)	1.50	1,518	(29)	1.94	1,287	(33)	2.56
Total deposits	351,181	(10,031)	2.86	371,278	(13,285)	3.58	334,283	(15,556)	4.65

Repurchase agreements	41,355	(503)	1.22	45,872	(996)	2.17	40,970	(1,510)	3.69

Borrowed funds	69,471	(3,703)	5.33	64,045	(3,601)	5.62	66,674	(3,788)	5.68
Total interest-bearing liabilities	$462,007	$(14,237)	3.08%	$481,195	$(17,882)	3.72%	$441,927	$(20,854)	4.72%
Net interest income					$17,109			$16,163
Net interest spread			2.31%			2.63%			2.53%
Net interest margin			2.74%			3.10%			3.17%
Total average assets	$571,429			$580,769			$533,007
Average non-interest bearing deposits	$60,985			$ 53,504			$46,921

In the above table, interest income was adjusted to a tax-equivalent basis to recognize the income from tax-exempt assets as if the interest was taxable. This treatment allows a uniform comparison to be made between yields on assets. The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.

Non-accrual loans and any related interest recorded have been included in computing the average rate earned on the loan portfolio. Installment loans and direct financing leases are presented net of unearned interest. All deposits are in domestic bank offices. The average balances are based on amortized cost and do not reflect unrealized gains or losses.

Net interest spread denotes the calculation of the yield on earning assets less the rate of interest-bearing liabilities. Net interest margin represents the difference between interest income and interest expense divided by total average earning assets.

The following table reflects the change in net interest income attributable to fluctuations in volume and rate:

	Years ended December 31, ( in thousands )
	2003 Compared to 2002 Increase (decrease) due to			2002 Compared to 2001 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Mortgage	$ 267	$ (976)	$ (709)	$ 208	$ (320)	$ (112)
Commercial	38	(1,235)	(697)	1,965	(3,084)	(1,119)
Consumer	(924)	(601)	(1,525)	(530)	(126)	(656)
Total loans and leases	(119)	(2,812)	(2,931)	1,643	(3,530)	(1,887)
Investment securities, interest-
bearing deposits and federal
funds sold	(351)	(2,823)	(3,174)	987	(912)	75
Total interest income	$ (470)	$(5,635)	$(6,105)	$ 2,630	$(4,442)	$(1,812)
Interest expense:
Deposits:
Certificates of deposit greater than
$100,000	$ (454)	$ (743)	$(1,197)	$ 492	$(1,411)	$ (919)
Other	(1,152)	(905)	(2,057)	66	(1,418)	(1,352)
Total deposits	(1,606)	(1,648)	(3,254)	558	(2,829)	(2,271)
Other interest-bearing liabilities	236	(627)	(391)	635	(1,335)	(700)
Total interest expense	$(1,370)	$(2,275)	$(3,645)	$ 1,193	$(4,164)	$(2,971)
Net interest income	$ 900	$(3,360)	$(2,460)	$ 1,437	$ (278)	$ 1,159

The portion of the total difference attributable to both volume and rate changes during the periods has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation. Tax-exempt income was not converted to a tax-equivalent basis on the rate volume analysis.

The Federal Reserve Bank lowered the discount rate once in 2003. The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. In response to these actions, national prime dropped 25 basis points from 4.25% to 4.00%.

There is a 55 basis point differential between the weighted-average of national prime in 2003 compared to 2002. The weighted-average of national prime in 2003 and 2002 was 4.12% and 4.67%, respectively. This difference reflects the reduction of total interest income and corresponding yield on earning assets, when comparing both years.

As market rates remained at low levels throughout 2003, along with the reduction of prime, loan originations and renewing commercial loans and lines of credit priced substantially below the portfolio yields of 2002. Treasury yields and the mortgage refinance waves also adversely impacted the investment portfolio, driving yields downward throughout 2003. The existing MBS, mortgage and consumer home equity installment loan portfolios each experienced significant payoffs caused from the number of mortgage refinance waves experienced throughout 2003. Besides the natural reduction of interest income from repricing, the significant prepayments of MBS led to the required recognition of a $1,167,000 net increase in amortization of premium held on these bonds over 2002. The low interest rate environment resulting from current economic conditions had a negative affect on earning assets, causing total interest income to decrease 17.66%, from $34,567,000 in 2002 to $28,462,000 in 2003 and further caused the tax-equivalent yield on earning assets to decrease 96 basis points.

Interest expense decreased 20.38%, from $17,882,000 in 2002 to $14,237,000 in 2003. The cost of interest paying liabilities decreased 64 basis points in 2003. Rates paid on deposit products were reduced to market deposit rates throughout 2003. However, certain contractual based deposit products and borrowings, which must reach maturity to re-price, continue to pay at above market rates. The inability to reduce interest expense on these products prevented the Bank from fully mitigating the reduced interest income for the year to maintain our margin. The low cost overnight funding needs and the addition of the $9,000,000 FHLB borrowings during the fourth quarter helped to reduce the average cost of these long-term funds 29 basis points, which somewhat eased the negative impact on net interest income.

As an overall result, net interest income decreased $2,460,000, or 14.75%, from $16,685,000 in 2002 to $14,225,000 in 2003. The net interest margin, on a tax-equivalent basis, declined 36 basis points, from 3.10% in 2002 to 2.74% in 2003.

Provision for Loan Losses

The provision for loan losses represents the necessary amount charged to operations with the purpose of increasing the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Bank’s loan portfolio. As such, loans and leases determined to be uncollectible are charged-off against the allowance for loan loss.

The required amount of the provision for loan losses based upon the adequate level of the allowance for loan losses is subject to ongoing analysis of the loan portfolio. The Bank maintains a Special Asset Committee which meets periodically to review problem loans and leases. The committee is comprised of Bank management, including the credit administration officer, loan workout officer, and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

The provision for loan losses was $3,715,000, for the year ended December 31, 2003, compared to $1,664,000 in 2002. Non-performing loans, which consist of loans past due 90 days or more and non-accrual loans, were $8,281,000 at December 31, 2003, compared to $6,599,000, at December 31, 2002. Of this amount, non-accrual loans increased $3,323,000 in 2003. The increase in non-accrual loans was primarily due to the addition of three large commercial relationships during the fourth quarter. The amount provided for loan losses, for the year ended December 31, 2003, was driven by increasing the allowance for loan losses to match the risk profile inherent to the loan portfolio and, to a lesser extent, an increase in loan volume.

Other Income

Other income consists primarily of service charges and other deposit account related fees, fees from trust, asset management and other financial services, increase in cash surrender value of bank owned life insurance and realized gains and losses on the sale of investments securities available-for-sale, loans, leased assets and foreclosed assets, held for sale.

For the year ended December 31, 2003, other income was $4,183,000 or $880,000 more than the $3,303,000 recorded in 2002. Of this increase, $360,000 pertained to service charge activities related to deposit accounts, which has grown considerably during 2003 from the focused management of these services and addition of our Courtesy Coverage service. The Bank recorded income of $294,000 on the increase in the cash surrender value of bank owned life insurance policy, which is a new addition of tax-free earnings for 2003. In addition, the Bank recognized gains, during 2003, on the sales of AFS investments and loans held-for-sale in the amounts of $329,000 and $548,000, respectively. This compares favorably to $59,000 and $378,000, respectively, recognized in 2002. Trust and financial services income was approximately $86,000 higher in 2003 due to stepped-up efforts to service all of the financial needs of our customers.

Items further impacting other income included the recorded losses on sales of full-term leased assets and foreclosed assets held-for-sale in the amounts of $409,000 and $12,000, respectively for the twelve months ended December 31, 2003. This compares to losses in 2002 of $48,000 and $3,000, respectively. Also negatively impacting other income was the high amount of amortization of mortgage servicing rights, which for the twelve months ended December 31, 2003, was $174,000 more than 2002 amortization. This increase was due to the near record low-interest rate environment, which, in turn, resulted in a high volume of mortgage prepayments and re-financing in 2003 and a decrease in the Bank’s loan servicing portfolio.

Other Expense

For the twelve months ended December 31, 2003, other operating expenses were $12,903,000 or $152,000 more than the $12,751,000 recorded in the same period of 2002. Premises and equipment related expenses increased approximately $372,000 in 2003 compared to 2002. Of this increase, deprecation expense increased $195,000. The increase in depreciation expense can be primarily attributed to: the Eynon branch, which opened during the third quarter of 2002; and the Bank’s new core processing system which was installed during the fourth quarter of 2002. Advertising expenses were approximately $61,000 or 15% lower for the twelve months ended December 31, 2003 compared to the same 2002 period. The decrease is due to a strategic approach to reduce expenses by targeting lower costing advertising methods for the Bank’s branch system.

Salaries and Employee Benefits was $30,000 lower for the twelve months ended December 31, 2003 compared to the same period in 2002. Inflationary increases on salaries and therefore, the increased payroll related taxes were more than offset by reductions in employee benefit costs resulting from health care and profit-sharing cuts. Due to the continued escalating cost of health insurance, during 2003, the Bank increased the employees’ co-pay portion of that cost. In addition, the Bank’s financial performance in 2003 caused the contribution to the profit-sharing plan to decrease 32%, from $130,000 in 2002 to $89,000 in 2003. The Bank’s contribution to the profit-sharing plan continued, in order to reward employees for work accomplished.

Components of other operating expense also include professional fees, office supplies, printing, communications and data processing. For the twelve months ended December 31, 2003, the Bank recorded legal and audit fees in the amount of $617,000 or 174% more than the $225,000 recorded for the twelve months ended December 31, 2002. The Company incurred significant legal expenses to aggressively defend a law suit filed against the Bank, which was settled in October 2003. In the fourth quarter of 2003, the Bank utilized a national independent accounting firm to consult with Management on the review, documentation and reporting on the Company’s system of internal controls, to achieve full compliance with current FDICIA and SEC regulations. In addition, the Audit Committee decided to outsource the internal auditing function to a local certified public accounting firm. The outsourcing was required to complete the thirty-six internal audit reports necessary to also meet the FDICIA regulations. The outsourcing arrangement will continue to maximize the effectiveness of the internal auditing process, both on a quarterly interim and annual basis.

The ratio of non-interest expense to average assets at December 31, 2003 and 2002 was 1.68% for both years. This ratio continues to perform favorably against peer comparison groups, which supports Management’s commitment to maintain and reasonably control overhead expenses.

Provision for income taxes

Income before provision for income taxes in 2003 decreased $3,783,000 from 2002. The effective federal income tax rate was 8.19% and 27.39% for the years ending December 31, 2003 and 2002, respectively. The effective tax rate decrease is contributed to an increased portion of combined tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the Bank Owned Life Insurance representing a larger percentage of pre-tax earnings. Non-taxable income as a percentage of income before taxes increased from 18.90% in 2002, to 67.72% in 2003.

Comparison of Financial Condition as of December 31, 2002 and 2001 and Results of Operations for each of the Years then Ended

Deposits

Due to the prevailing economic conditions in 2002, many investors moved monies from mutual funds into insured financial institutions. The Bank experienced growth in non-interest bearing deposits and short-term interest-bearing accounts. As interest rates declined, these liquid accounts were preferred over fixed-rate certificates of deposit (CDs). The liquidity aspect of these accounts allows depositors to transfer funds into fixed-term CDs, when interest rates begin to rise.

Part of the non-interest bearing deposits (DDA) growth was attributed to recent branch expansion. For example, DDA balances at the new Kingston and Peckville offices had a combined $3,900,000 at December 31, 2002, compared to $2,452,000 at December 31, 2001. DDA balances at the Eynon office, which opened in July 2002, were $82,000 at December 31, 2002.

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

Short-term borrowings

Interest rate reductions and customer liquidity needs caused repurchase agreements (Repos) to decrease from $54,258,000 at December 31, 2001, to $47,232,000 at December 31, 2002. Repos are non-insured interest-bearing liabilities that have a security interest in qualified pledged investment securities of the Bank. Repos offered are either a fixed term or a sweep product of the Bank.

Funding requirements of the Bank necessitated $2,850,000 overnight borrowings from the Federal Home Loan Bank of Pittsburgh, (FHLB), at December 31, 2002. There were no borrowings at December 31, 2001.

Long-term debt

Long-term debt consists of borrowings from the FHLB. The weighted-average rate on funds borrowed at December 31, 2002, was 5.59%. The weighted-average rate is 76 basis points below the tax-equivalent yield of 6.35% on average earning assets for the year ending December 31, 2002.

At December 31, 2002, the Bank had the ability to borrow an additional $62,375,000 at the FHLB. The FHLB has short, medium and long-term funding products available to the Bank. Most lines of credit extended to banks by other lenders are short-term.

Accrued expenses and other liabilities

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

Assets:

Investments

Discounting $3,829,000 appreciation in the market value of available-for-sale (AFS) investments, total investments decreased $8,254,000, during 2002.

With the fall in market rates, United States government agency, state and municipal securities of $90,600,000 were called during 2002. No losses were incurred on any of the called bonds.

The market environment also caused many borrowers to prepay or refinance home mortgages. In terms of investments, this contributed to a major reduction in mortgage-backed securities (MBS). Prepayments on MBS were $18,229,000 in 2002, compared to $2,820,000 in 2001.

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

After careful consideration of the characteristics of the individual securities and their potential reaction to market changes, $9,058,000 of purchased bonds were classified as held-to-maturity and $128,932,000, were classified as AFS.

The tax equivalent yield on debt securities by stated maturity date at December 31, 2002, was as follows:

	1 year or less	1 through 5 years	5 through 10 years	More than 10 years	Total
U.S. Government Agencies	4.50%	4.10%	5.70%	-%	5.15%
Mortgaged Backed Securities	-	-	5.50	5.16	5.18
State & Municipal Subdivisions	7.41	7.57	6.84	6.43	6.64
Preferred Term Securities	-	-	-	3.77	3.77
Total debt securities	5.39%	4.32%	5.89%	5.17%	5.24%

Loans

Loans, net of unearned income, increased $444,000 or 0.12% from $357,718,000 at December 31, 2001, to $358,162,000 at December 31, 2002. Gross loans represent 61.97% of total assets at December 31, 2002.

Commercial loans increased $23,930,000 or 13.37% during 2002. This increase in commercial loans was primarily due to increased lending within the small business community.

Tax-free industrial development loans decreased to $8,401,000 at December 31, 2002. Large payoffs at the end of the year contributed to the decline.

Real estate and construction loan totals of $92,245,000 were 23.84% of gross loans at December 31, 2002.

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

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2002. Excluded from the table are non-construction real estate loans, consumer loans and direct financing leases (amounts in thousands):

	1 year or less	1 - 5 years	More than 5 years	Total
Commercial loans	$28,904	$35,581	$138,489	$202,974
Real estate construction	6,797	-	-	6,797
Total	$35,701	$35,581	$138,489	$209,771

The following table sets forth the sensitivity changes in interest rates for commercial and real estate construction loans at December 31, 2002 (amounts in thousands):

	1 - 5 years	More than 5 years	Total
Fixed interest rate	$12,611	$ 28,841	$ 41,452
Variable interest rate	22,970	109,648	132,618
Total	$35,581	$138,489	$174,070

Loans available-for sale

The Bank increased loans available-for-sale by $12,565,000 or 77.80% to $28,715,000 at December 31, 2002 from concern of potential interest-rate risk due to the falling rate environment experienced in 2002.

At December 31, 2002, AFS loans included $2,872,000 of credit card receivables. During the fourth quarter of 2002, the Company entered into a credit card receivable sale agreement. The decision was based upon the system in place which was not adequate to properly service the clientele, there was a high level of overhead related to credit card activities, a lack of consistent growth in the portfolio and a high loss experience on non-performing credit cards. This portfolio was sold in 2003.

Servicing rights on sold loans were retained by the Bank. Servicing rights are retained so that the borrower can still deal directly with the Bank. The loans were sold to provide the Bank with liquidity necessary to meet loan demand and to mitigate potential interest-rate risk from potential market rate increases. At December 31, 2002, the outstanding balance of sold residential mortgage loans in which the Bank retained servicing rights was $56,986,000.

Bank premises and equipment, net

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

Other equipment having a net book value of $36,000 was disposed of in 2002. The majority of the equipment was made obsolete by the new core processing system.

A net loss of $44,000 was incurred from the disposition of the property and equipment.

Foreclosed assets held for sale

Real estate acquired through foreclosure decreased $203,000 due to the net disposal of properties. Repossessed vehicles had a net decrease of $48,000 from the sale of the vehicles at auction.

Results of Operations

Net Interest Income

The Federal Reserve Bank lowered the discount rate once in 2002. The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. In response to these actions, national prime dropped 50 basis points from 4.75% to 4.25%.

There was a 223 basis point differential between the weighted average of national prime in 2002 and 2001. The weighted average of national prime in 2002 and 2001 was 4.67% and 6.90%, respectively. This difference reflects on the yield on earning assets and the cost of funds when comparing both years.

The actions of the Federal Reserve Bank caused decreases in the rates charged on loans that were subject to repricing and on the rates offered on new loans in 2002. Approximately 20% of the entire loan portfolio was subject to immediate repricing at December 31, 2002. Rates charged on new loans paralleled the reductions in prime. Sales of older loans, to mitigate prepayments, contributed to the decline in the overall yield on loans.

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

Other Income

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

Loan sales were also based upon the need to protect future earnings from interest-rate risk caused by prepayments. Loan sales generated net gains of $378,000 in 2002. That amount was increased by the recognition of the discounted future value of servicing rights on sold loans. The amount of realized income from servicing rights, included in total net gains from the sale of loans, was $228,000.

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

Other Expense

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

Overall, total depreciation expense decreased $33,000 during 2002, due to the retirement of fixed assets. Depreciation on premises and leasehold improvements was $342,000 and depreciation on furniture and fixtures was $726,000. Furniture and fixture depreciation exceeded 1% of gross income.

With the addition of the Kingston and Eynon branches, new branch advertising increased 3.00% in 2002.

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

The ratio of non-interest expense to average assets at December 31, 2002 and 2001 was 1.68% for both years. These ratios are below peer comparison groups.

Provision for income taxes

Income before provision for income taxes in 2002 increased $818,000 over 2001. The effective federal income tax rate was 26.39% and 19.05% for the years ending December 31, 2002 and 2001, respectively. The increase resulted from the continued decrease in tax-free interest income from municipal securities and tax-free loans. Non-taxable income as a percentage of income before taxes declined from 31.41% in 2001 to 18.90% in 2002.

Capital Resources

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Capital is evaluated in relation to total assets and the risk associated with those assets. With greater capital resources, a bank is more likely to be able to meet its cash obligations and absorb unforeseen losses. The Company exceeds all minimum regulatory capital requirements (see Note 14 “Regulatory Matters”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference).

The Company’s major source of capital has been from the retention of equity in undistributed earnings of subsidiary, as reflected below:

	Net Income	Dividends Declared	Earnings Retained
2003	$1,643,248	$1,601,898	$ 41,350
2002	4,046,173	1,526,371	2,519,802
2001	3,848,136	1,426,097	2,422,039
2000	3,182,628	1,366,075	1,816,553
1999	3,797,693	1,344,141	2,453,552

Capital was further increased in 2003 through the Dividend Reinvestment Plan (DRIP). Shareholders reinvested $520,000 in dividends to purchase additional shares of stock. In addition, through the Employee Stock Purchase Plan and via the exercise of stock options through the Stock Incentive Plan, capital increased by $43,000 and $30,000, respectively.

Capital was negatively impacted by changes in market rates. The Bank’s investment strategy reacting to market changes resulted in a $1,478,000 deterioration, net of deferred taxes, in the fair value of investments classified as available-for-sale. At December 31, 2002, the Bank reported a net unrealized gain on AFS securities of $1,265,000. At December 31, 2003, a net unrealized loss of $213,000 was reported. Fluctuations in the capital markets cause frequent changes in the fair value of available-for-sale securities. A future decline in value should not indicate a material weakness in the capital position of the Company. The Company monitors market conditions closely and is prepared to take remedial action when appropriate

During the second quarter of 2003, 12,720 shares of common stock became available on the open market. The Company purchased the stock for $458,000 with the intention to reissue the stock under the Dividend Reinvestment and Employee Stock Purchase Plans. On the March 10, 2004 dividend payment date, 3,494 of the remaining shares of treasury stock were reissued under the Dividend Reinvestment Plan.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank. Current sources of liquidity are cash and cash equivalents, asset maturities and pay downs within one year, loans and investments available-for-sale, growth of core deposits, growth of repurchase agreements, increase of other borrowed funds from correspondent banks and issuance of capital stock. Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sale of loans and investment securities available-for-sale, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

At December 31, 2003, the Company maintained $19,231,000 in cash and cash equivalents. In addition, the Company had $19,864,000 of loans available-for-sale and $139,695,000 in investments available-for-sale. This combined total of $178,790,000 represented 31.1% of total assets at December 31, 2003. Management believes that the present level of liquidity is strong and adequate for current operations.

The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At December 31, 2003, approximately 68.8% of the Company’s assets were funded by deposits acquired within its market area. An additional 7.7% of the assets were funded by the Company’s equity. These two components provide a substantial and stable source of funds.

As detailed in the statement of cash flows incorporated by reference, total cash and cash equivalents had a net $6,988,000 decrease stemming from net cash used by investing activities due to the $7,000,000 purchase of life insurance policies, new loan growth and the net cash used in financing activities funding the $16,629,000 decline in certificates of deposit of $100,000 or more. This cash utilization was offset by the $3,544,000 and $8,876,000 increase in short-term borrowings and long-term debt, respectively. Other sources providing cash were primarily in the sale of loans available-for-sale, cash provided by operating activities, and growth of non-interest-bearing and other interest-bearing deposits. Cash and cash equivalents on hand and the net cash provided from operations throughout the year was mainly utilized to fund the net decrease in interest-bearing deposits resulting from the time deposit run off experienced.

At December 31, 2003, the Bank had approximately $77.1 million in unused sources of borrowed funds available to meet liquidity requirements. The sources were the approximated borrowing capacity at the Federal Reserve Bank of Philadelphia of $8.3 million along with available funding at the Federal Home Loan Bank of Pittsburgh of $68.8 million. The borrowing capacity at the Federal Reserve Bank of Philadelphia is the discounted market value of investment securities pledged as collateral at the date of borrowing.

Management of interest rate risk and market risk analysis

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

Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (ALCO), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

Static Gap. The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

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

At December 31, 2003, the Bank maintained a one year cumulative gap of negative $19.0 million or 3.3% of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities, whereas more liabilities than assets are subject to reprice within one year, which might expose the Bank to interest rate risk during a period of increasing interest rates. Conversely, in a declining interest rate environment, net interest income could be optimistically affected because more liabilities than assets will reprice during a given period.

	Interest Sensitivity Gap at December 31, 2003

	3 months or less	3 through 12 months	1 through 3 years	Over or less	Total
	(Dollars in thousands)

Cash and cash equivalents	$ 6,181	$ --	$ --	$ 13,050	$ 19,231
Investment securities(1)(2)	9,135	20,864	48,419	65,989	144,407
Loans (2)	126,430	84,617	86,331	89,467	386,845
Fixed and other assets	--	7,294	--	17,438	24,732
Total assets	$141,746	$ 112,775	$ 134,750	$185,944	$575,215
Non interest-bearing transaction deposits (3)	$ --	$ 6,440	$ 17,710	$ 40,249	$ 64,399
Interest-bearing transaction deposits (3)	5,657	54,896	44,001	10,895	115,449
Time deposits	28,188	39,879	35,126	5,544	108,737
Time deposits over $100,000	38,434	39,485	29,553	5,385	112,857
Repurchase Agreements	37,011	2,352	--	--	39,363
Short-term borrowings	15,394	--	--	--	15,394
Long-term debt	201	5,601	1,604	64,470	71,876
Other liabilities	--	--	--	3,208	3,208
Total Liabilities	$124,885	$ 148,653	$ 127,994	$129,751	$531,283
Interest sensitivity gap	$ 16,861	$(35,878)	$ 6,756	$ 56,193
Cumulative gap	$ 16,861	$(19,017)	$(12,261)	$ 43,932
Cumulative gap to total assets	2.93%	-3.31%	-2.13%	7.64%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2003 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the December 31, 2003 levels.

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net Interest Income	2.10%	(15	.70)%
Net Income	7.30	(50.80)

Economic value at risk:
Percent change in:
Economic value of equity	(28.60)	(5.70)

Economic value of equity
as a percent of total assets	(2.25)	(0.45)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2003, the Company’s risk-based capital ration was 12.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2004, under alternate interest rate scenarios using the income simulation model described above:

Change in Interest Rates	Net Interst Income	Dollar change	Percent change
(Dollars in Thousands)

+200 Basis Points	$18,563	$ 376	2.1%
+100 Basis Points	18,548	361	2.0%
Flat Rate	18,187	-	-
-100 Basis Points	16,694	(1,493)	-8.	2%
-200 Basis Points	15,333	(2,854)	-15.7%

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

SUPERVISION AND REGULATION

The following is a brief summary of the regulatory environment in which the Company and the Bank operate and is not designed to be a complete discussion of all statures and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to the Company and the Bank can affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether legislation will ultimately be enacted, and if enacted, the ultimate effect that it or implementing regulations would have on our financial condition or results of operations. While banking regulations are material to the operations of the Company and the Bank, it should be noted that supervision, regulation, and examination of the Company and the Bank are intended primarily for the protection of depositors, not shareholders.

Recent Legislation:

Gramm-Leach-Bliley Financial Services Modernization Act. In 1999, Gramm-Leach was signed into law and it became effective on March 11, 2000. The primary purpose of Gramm-Leach was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, Gramm-Leach (1) repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (2) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies, (4) provided an enhanced framework for protecting the privacy of consumers’ information, (5) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (6) modified the laws governing the implementation of the Community Reinvestment Act, and (7) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

More specifically, under Gramm-Leach, bank holding companies, such as the Company, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Acts prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements.

No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under Gramm-Leach. Activities cited by Gramm-Leach as being financial in nature include:

  securities underwriting, dealing and market making;
  sponsoring mutual funds and investment companies;
  insurance underwriting and agency;
  merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.

USA Patriot Act of 2001. On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including national banks: (1) establish an anti-money laundering program that includes training and audit components; (2) comply with regulations regarding the verification of the identity of any person seeking to open an account; (3) take additional required precautions with non-U.S. owned accounts; and (4) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. inter-bank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Acts requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

IMLAFATA. As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including The Fidelity Deposit and Discount Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. The bank is also barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. The Fidelity Deposit and Discount Bank has in place a Bank Secrecy Act compliance program.

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

The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Due to the SEC’s extensive role in implementing rules relating to many of the Act’s new requirements, the final scope of these requirements remains to be determined.

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
  a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4‘s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  “real time” filing of periodic reports;
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

  to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
  to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

  a loan or extension of credit to an affiliate;
  a purchase of, or an investment in, securities issued by an affiliate;
  a purchase of assets from an affiliate, with some exceptions;
  the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
  the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
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

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not exceed more than 100% of the bank’s capital and surplus.

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

Future Outlook:

Based upon the current uncertain economic outlook and inability to predict when interest rate changes will occur, the Company recognizes that there are challenges ahead. The Company is prepared to meet the challenges and effects of a changing interest rate environment. The addition of key management personnel is an important step in addressing future challenges. Management’s beliefs are that a significant impact on earnings depends on its ability to react to changes in interest rates.

The Company will continue to monitor interest rate sensitivity of its earning assets and interest bearing liabilities to minimize any adverse effects on future earnings. The Company’s commitment to remaining a community based organization is very strong. Our intention is to recognize a steady disciplined growth in the loan portfolios, while increasing our base of core deposits. Review and implementation of policies and procedures along with adding innovative products and services will continue. These steps are designed to provide the Company with stability and the wherewithal to provide customer service and increase shareholder value.

Item 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by 7a is set forth at Item 7, under “Liquidity” and “Management of Interest Rate Risk and Market Risk Analysis,” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations and incorporated herein by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Fidelity D & D Bancorp, Inc.
Dunmore, Pennsylvania:

We have audited the accompanying consolidated balance sheet of Fidelity D&D Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders´ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D&D Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Wilkes-Barre, Pennsylvania
January 31, 2004

FIDELITY D&D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET DECEMBER 31, 2003 AND 2002
	2003	2002
ASSETS:
Cash and due from banks	$ 13,148,199	$ 18,763,322
Interest-bearing deposits with financial institutions	6,083,402	7,455,925
Total cash and cash equivalents	19,231,601	26,219,247

Held-to-maturity securities	4,712,142	11,778,803
Available-for-sale securities	139,695,232	137,770,804
Loans and leases, net (allowance for loan losses of
$4,996,966 in 2003 and $3,899,753 in 2002)	366,981,640	354,262,050
Loans available-for-sale (fair value $20,500,507 in
2003; $29,660,096 in 2002)	19,863,577	28,715,355
Accrued interest receivable	1,807,081	2,347,332
Bank premises and equipment, net	12,091,937	12,735,201
Foreclosed assets held for sale	467,166	436,932
Cash surrender value of bank owned life insurance	7,293,538	--
Other assets	3,071,552	3,727,592
Total assets	$ 575,215,466	$ 577,993,316
LIABILITIES:
Deposits:
Noninterest-bearing	$ 64,398,658	$ 61,151,465
Certificates of deposit of $100,000 or more	112,857,420	129,486,498
Other interest-bearing deposits	224,186,468	223,150,213
Total deposits	401,442,546	413,788,176

Accrued interest payable and other liabilities	3,208,009	4,757,693
Short-term borrowings	54,756,978	51,213,014
Long-term debt	71,876,034	63,000,000
Total liabilities	531,283,567	532,758,883
SHAREHOLDERS' EQUITY:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	--	--
Capital stock authorized 10,000,000 shares with no par
value; issued and outstanding 1,828,270 shares in
2003 and 1,825,363 shares in 2002	9,698,879	9,590,142
Treasury stock, at cost	(196,048)	(221,559)
Retained earnings	34,641,976	34,600,626
Accumulated other comprehensive (loss) income	(212,908)	1,265,224
Total shareholders' equity	43,931,899	45,234,433
Total liabilities and shareholders' equity	$ 575,215,466	$ 577,993,316

See Notes to Consolidated Financial Statements

FIDELITY D&D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
	2003	2002	2001
INTEREST INCOME:
Loans:
Taxable	$ 22,534,871	$ 25,062,274	$26,588,925
Nontaxable	400,674	576,516	768,403
Leases	298,318	526,194	695,406
Interest-bearing deposits with financial institutions	6,051	16,623	181,172
Investment securities:
U.S. Government agency and corporations	4,486,310	7,479,520	6,604,787
States and political subdivisions (nontaxable)	477,327	476,601	724,878
Other securities	212,791	239,827	272,395
Federal funds sold	45,751	189,838	543,723
Total interest income	28,462,093	34,567,393	36,379,689
INTEREST EXPENSE:
Certificates of deposit of $100,000 or more	4,731,839	5,928,991	6,847,969
Other deposits	5,299,440	7,356,522	8,708,515
Securities sold under repurchase agreements	503,131	996,133	1,509,567
Other short-term borrowings and long-term debt	3,686,166	3,583,127	3,762,258
Other	16,553	17,667	25,322
Total interest expense	14,237,129	17,882,440	20,853,631
NET INTEREST INCOME	14,224,964	16,684,953	15,526,058

PROVISION FOR LOAN LOSSES	3,715,000	1,664,000	2,474,637
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,509,964	15,020,953	13,051,421
OTHER INCOME:
Service charges on deposit accounts	1,925,061	1,565,532	1,393,733
Gain on sale of:
Investment securities	329,419	58,828	458,980
Loans	548,409	377,572	315,357
Loss on leased assets	(408,921)	(48,349)	--
(Loss) gain on sale of foreclosed assets held for sale	(11,880)	(3,222)	18,051
Fees and other service charges	1,801,049	1,352,388	1,487,780
Other operating income	--	--	27,677
Total other income	4,183,137	3,302,749	3,701,578
OTHER EXPENSES:
Salaries and employee benefits	6,399,792	6,429,057	6,118,182
Premises and equipment	2,889,536	2,517,441	2,425,920
Advertising	336,046	396,865	386,473
Other	3,277,987	3,407,811	3,068,422
Total other expenses	12,903,361	12,751,174	11,998,997
INCOME BEFORE PROVISION FOR INCOME TAXES	1,789,740	5,572,528	4,754,002

PROVISION FOR INCOME TAXES	146,492	1,526,355	905,866
NET INCOME	$ 1,643,248	$ 4,046,173	$ 3,848,136
Per share data:
Net income - basic	$ 0.90	$ 2.23	$ 2.12
Net income - diluted	$ 0.90	$ 2.22	$ 2.12
Dividends	$ 0.88	$ 0.84	$ 0.79

See Notes to Consolidated Financial Statements

FIDELITY D&D BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

						ACCUMULATED
						OTHER
	CAPITAL STOCK		TREASURY STOCK		RETAINED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	EARNINGS	INCOME (LOSS)	TOTAL
BALANCE, DECEMBER 31, 2000	1,806,274	$ 8,881,713			$ 29,658,785	$(1,325,435)	$ 37,215,063
Comprehensive income:
Net income					3,848,136		3,848,136
Change in net unrealized holding gains (losses)
on available-for-sale securities, net of
reclassification adjustment and tax effects						63,389	63,389
Comprehensive income							3,911,525
Dividends reinvested through Dividend
Reinvestment Plan	11,394	420,426					420,426
Stock options excercised	1,500	51,313					51,313
Dividends declared					(1,426,097)		(1,426,097)
BALANCE, DECEMBER 31, 2001	1,819,168	9,353,452			32,080,824	(1,262,046)	40,172,230
Comprehensive income:
Net income					4,046,173		4,046,173
Change in net unrealized holding gains (losses)
on available-for-sale securities, net of
reclassification adjustment and tax effects						2,527,270	2,527,270
Comprehensive income							6,573,443
Reissuance of treasury stock through Dividend
Reinvestment Plan	(6,973)	(258,081)	6,973	$ 258,081			--
Dividends reinvested through Dividend
Reinvestment Plan	12,768	479,411					479,411
Stock options excercised	400	15,360					15,360
Purchase of treasury stock			(12,960)	(479,640)			(479,640)
Dividends declared					(1,526,371)		(1,526,371)
BALANCE, DECEMBER 31, 2002	1,825,363	9,590,142	(5,987)	(221,559)	34,600,626	1,265,224	45,234,433
Comprehensive income:
Net income					1,643,248		1,643,248
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and tax effects						(1,478,132)	(1,478,132)
Comprehensive income							165,116
Issuance of common stock through Employee Stock
Purchase Plan			1,264	42,654			42,654
Dividends reinvested through Dividend
Reinvestment Plan	2,907	108,737	11,416	410,978			519,715
Stock options excercised			800	29,800			29,800
Purchase of treasury stock			(12,720)	(457,921)			(457,921)
Dividends declared					(1,601,898)		(1,601,898)
BALANCE, DECEMBER 31, 2003	1,828,270	$ 9,698,879	(5,227)	$(196,048)	$ 34,641,976	$ (212,908)	$ 43,931,899

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISOUNT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,643,248	$ 4,046,173	$ 3,848,136
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,263,376	1,068,037	1,101,522
Amortization of securities (net of accretion)	1,577,783	325,544	(42,029)
Provision for loan losses	3,715,000	1,664,000	2,474,637
Deferred income taxes	(564,570)	231,931	(56,116)
Write-down of foreclosed assets held for sale	746,244	--	--
Increase in cash surrender value of life insurance	(293,538)	--	--
Gain on sale of investment securities	(329,419)	(58,828)	(458,980)
Gain on sale of loans	(548,409)	(377,572)	(315,357)
Loss (gain) on sale of foreclosed assets held for sale	11,880	3,222	(18,051)
Loss on sale of leased assets	408,921	--	--
Loss on sale of equipment	398	43,612	--
Amortization of loan servicing rights	307,085	133,060	42,046
Change in:
Accrued interest receivable	540,251	921,124	278,048
Other assets	706,845	(273,620)	(137,466)
Accrued interest payable and other liabilities	(788,222)	(146,205)	70,950
Net cash provided by operating activities	8,396,873	7,580,478	6,787,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Held-to-maturity securities:
Proceeds from maturities, calls and pay downs	6,992,617	18,894,931	5,233,860
Purchases	--	(9,057,722)	(18,993,750)
Available-for-sale securities:
Proceeds from sales	38,101,057	37,251,760	4,463,072
Proceeds from maturities, calls and pay downs	77,944,142	90,284,145	92,693,241
Purchases	(121,383,541)	(129,386,253)	(127,016,966)
Proceeds from sale of loans available-for-sale	28,618,110	26,413,229	22,048,265
Net increase in loans and leases	(38,795,877)	(40,812,718)	(51,400,803)
Proceeds from sale of premises and equipment	--	208,694	--
Proceeds from sale of leased assets	1,297,402	--	--
Purchase of life insurance policies	(7,000,000)	--	--
Acquisition of bank premises and equipment	(620,510)	(2,542,390)	(1,224,197)
Improvements to foreclosed assets held for sale	--	--	(71,263)
Proceeds from sale of foreclosed assets held for sale	855,363	509,887	376,372
Net cash used in investing activities	(13,991,237)	(8,236,437)	(63,892,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	3,247,193	7,849,860	6,116,008
Net (decrease) increase in certificates of deposit
of $100,000 or more	(16,629,078)	(3,193,497)	37,962,064
Net increase in other interest-bearing deposits	1,036,255	1,353,085	24,390,328
Net increase (decrease) in short-term borrowings	3,543,964	(3,267,974)	6,456,267
Increase in long-term debt, net of payments	8,876,034	--	--
Purchase of treasury stock	(457,921)	(479,640)	--
Proceeds from employee stock purchase plan	42,654	--	--
Exercise of stock options	29,800	15,360	51,313
Dividends paid, net of dividends reinvested	(1,082,183)	(1,046,960)	(1,005,671)
Net cash (used in) provided by financing activities	(1,393,282)	1,230,234	73,970,309
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(6,987,646)	574,275	16,865,480

CASH AND CASH EQUIVALENTS, BEGINNING	26,219,247	25,644,972	8,779,492
CASH AND CASH EQUIVALENTS, ENDING	$ 19,231,601	$ 26,219,247	$ 25,644,972

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, The Fidelity Deposit and Discount Bank (the “Bank”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2003, 2002 or 2001.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities are reported as a net amount as a separate component of shareholders’ equity until realized. These net unrealized holding gains and losses are the sole component of accumulated other comprehensive (loss) income.

LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Unrealized gains are recognized to the extent of previous writedowns.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans and leases that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific impaired loans. Loans considered uncollectible are charged to the allowance. Recoveries on loans previously charged off are added to the allowance.

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

BANK OWNED LIFE INSURANCE

The Bank purchased $7,000,000 of bank owned life insurance (“BOLI”) on certain employees, where the Company is the owner and beneficiary of the policies. The earnings from the BOLI are recognized as other income. The BOLI is an asset that can be liquidated, if necessary, with tax costs associated. However, the Bank intends to hold this pool of insurance, because it provides income that enhances the Bank’s capital position. Therefore, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

FORECLOSED ASSETS HELD FOR SALE

Foreclosed assets held for sale are carried at the lower of cost or fair value less cost to sell. Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses. Routine holding costs and subsequent declines in value are included in other operating expenses.

STOCK OPTIONS

At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

December 31, 2003	AS REPORTED:	PRO FORMA

Net income (in thousands)	$ 1,643	$ 1,643
Earnings per share - Basic	0.90	0.90
- Diluted	0.90	0.90

December 31, 2002
Net income (in thousands)	$ 4,046	$ 4,039
Earnings per share - Basic	2.23	2.21
- Diluted	2.22	2.18

December 31, 2001
Net income (in thousands)	$ 3,848	$ 3,834
Earnings per share - Basic	2.12	2.12
- Diluted	2.12	2.11

For purposes of the pro forma calculations, the fair value of each option is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants issued in 2002 and 2001:

	2002	2001

Dividend yield	3.79%	3.33%
Expected volatility	5.91%	6.24%
Risk-free interest rate	3.62%	3.52%
Expected lives	5 years	5 years

The Company did not grant options in 2003.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

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

For the years ended December 31, 2003, 2002, and 2001, the Company paid interest of $14,674,100, $18,934,972 and $20,860,286, respectively. For the years ended December 31, 2003, 2002, and 2001, the Company paid cash for income taxes of $869,561, $1,040,000 and $1,210,000, respectively.

Transfers from loans to foreclosed assets held for sale amounted to $1,560,832, $835,741 and $621,846 in 2003, 2002, and 2001, respectively. Noncash investing activities also included transferring $2,871,752 from loans to loans available-for-sale in 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

OTHER COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income and related tax effects are as follows:

	2003	2002	2001

Unrealized holding (losses) gains on available-for-sale
securities	$(1,910,175)	$ 3,888,024	$ 555,025
Less reclassification adjustment for gains realized in
income	(329,419)	(58,828)	(458,980)

Net unrealized (losses) gains	(2,239,594)	3,829,196	96,045
Tax effect (net 34%)	761,462	(1,301,926)	(32,656)

Net of tax amount	$(1,478,132)	$ 2,527,270	$ 63,389

2.	CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2003 and 2002 were $569,000 and $6,260,000, respectively.

Deposits with any one financial institution are insured up to $100,000. The Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.	INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2003 and 2002, are as follows (in thousands):

	2003
	AMORITIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Held to maturity securities:
Mortgage-backed securities	$ 4,712	$196	$ -	$4,908

Available-for-sale securities:
U.S. government agencies and
corporations:	$ 37,040	$61	$778	$36,323
Obligations of states and political
subdivisions	$ 13,190	$123	$37	$13,276
Corporate Bonds	3,991	16	-	4,007
Mortgage-backed securities	80,765	467	345	80,887

Total debt	134,986	667	1,160	134,493
Equity securities:
Restricted	4,753	-	-	4,753
Other	279	170	-	449

Total	$ 140,018	$837	$1,160	$139,695

	2002
	AMORITIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Held to maturity securities:
Mortgage-backed securities	$11,779	$468	$ -	$12,247

Available-for-sale securities:
U.S. government agencies and
corporations:	$13,066	$209	$ -	$13,275
Obligations of states and political
subdivisions	9,644	93	-	9,737
Corporate Bonds	3,989	13	11	3,991
Mortgage-backed securities	105,272	1,602	39	106,835

Total debt	131,971	1,917	50	133,838
Equity securities:
Restricted	3,604	-	-	3,604
Other	279	55	5	329

Total	$135,854	$1,972	$55	$137,771

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

The amortized cost and fair value of debt securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	AMORTIZED COST	FAIR VALUE

	(in thousands)
Held-to-maturity securities,
Due after ten years	$ 4,712	$ 4,908

Available-for-sale securities:
Due in one year or less	$ --	$ --
Due after one year through five years	3,727	3,722
Due after five years through ten years	23,223	22,890
Due after ten years	27,271	26,994

Total	54,211	53,606

Mortgage-backed securities	80,765	80,887

Equity securities	5,032	5,202

Total available-for-sale securities	$ 140,018	$ 139,695

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES

U.S. government agencies and corporations	$26,232	$ (778)	$ -	$ -	$26,232	$ (778)

Obligations of states and political subdivisions	4,327	(345)	-	-	4,327	(345)

Mortgage-backed securities	39,997	(37)	-	-	39,997	(37)

Subtotal, debt securities	70,556	(1,160)			70,556	(1,160)

Equity Securities	-	-	-	-	-	-

Total Temporarily impaired securities	$70,556	$(1,160)	$		$$70,556	$(1,160)

The investments in debt securities have not been significantly impaired. The unrealized losses are primarily the result of volatility in interest rates. The debt securities considered temporarily impaired are approximately 1.6% below cost and no security was impaired for longer than twelve months. Based on the credit worthiness of the issuers, management determined that the debt securities were not other-than-temporarily impaired.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2003	2002	2001

Gross realized gains	$329,419	$58,828	$458,980
Gross realized losses	--	--	--

4.	LOANS AND LEASES

The major classifications of loans and leases at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Commercial and commercial real estate	$221,275,922	$202,974,155
Residential real estate	90,779,488	85,447,703
Consumer	49,216,897	56,984,927
Real estate construction	7,267,616	6,797,002
Direct financing leases	3,685,802	6,578,720

Total	372,225,725	358,782,507
Less:
Unearned income	247,119	620,704
Allowance for loan losses	4,996,966	3,899,753

Loans and leases, net	$366,981,640	$354,262,050

Net deferred loan costs (fees) of $305,155 and $(12,789) have been added to (deducted from) the carrying value of loans at December 31, 2003 and 2002, respectively.

The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5 percent of total assets at December 31, 2003 or 2002.

Impaired loans information is as follows:

	2003	2002
At December 31:
Accruing loans that are contractually past due 90 days
or more as to principal or interest	$ 957,971	$2,599,489
Amount of impaired loans that have a related allowance	14,898,872	338,768
Amount of impaired loans with no related allowance	2,964,967	2,260,721
Allowance for impaired loans	2,533,842	281,093
During the year ended December 31:
Average investment in impaired loans	8,428,334	2,619,823
Interest income recognized on impaired loans
(cash basis)	574,355	7,423
Principal collected on impaired loans	2,205,023	1,979,023

Changes in the allowance for loan losses are as follows:

	2003	2002	2001

Balance, beginning	$ 3,899,753	$ 3,741,933	$ 3,264,280
Recoveries	478,297	443,189	213,639
Provision for loan losses	3,715,000	1,664,000	2,474,637
Losses charged to allowance	(3,096,084)	(1,949,369)	(2,210,623)

Balance, ending	$ 4,996,966	$ 3,899,753	$ 3,741,933

For federal income tax purposes, the allowance for loan losses is $315,958 at December 31, 2003, 2002, and 2001. The amounts deducted for loan losses in the federal income tax returns were $2,617,787 in 2003, $1,352,428 in 2002 and $1,817,574 in 2001. These amounts were the maximum allowable deduction.

The Company services real estate loans, which are not included in the accompanying balance sheet, for investors in the secondary mortgage market. The approximate amount of mortgages serviced amounted to $56,021,000 at December 31, 2003 and $56,986,000 at December 31, 2002. Mortgage servicing rights were approximately $347,000 at December 31, 2003 and $422,000 at December 31, 2002 and are included in other assets. Amortization of mortgage servicing rights was approximately $307,000 in 2003, $133,000 in 2002 and $42,000 in 2001.

5.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Land	$ 1,054,330	$ 1,054,330
Bank premises	7,469,594	7,523,205
Furniture, fixtures and equipment	7,397,551	8,249,536
Leasehold improvements	3,019,928	2,896,388

Total	18,941,403	19,723,459

Less accumulated depreciation and amortization	6,849,466	6,988,258

Bank premises and equipment, net	$12,091,937	$12,735,201

The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases. Rental expense was $382,001 for 2003, $353,589 for 2002 and $321,782 for 2001. The future minimum rental payments at December 31, 2003 under these leases are as follows:

YEAR ENDING DECEMBER 31	AMOUNT
2004	$ 346,265
2005	334,979
2006	332,242
2007	329,504
2008	329,504
2009 and thereafter	4,988,187
Total	$6,660,681

Amortization of leasehold improvements is included in depreciation expense.

6.	DEPOSITS

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

2004	$145,885,258	65.83%
2005	33,330,611	15.04
2006	31,338,765	14.14
2007	7,045,355	3.19
2008	3,984,257	1.80
Thereafter	10,470	--
	$221,594,716	100.00

7.	SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31:

	2003	2002

Securities sold under repurchase agreements	$39,363,052	$47,231,946
Demand note, U.S. Treasury	473,926	1,131,068
Federal funds purchased	14,920,000	2,850,000

Total	$54,756,978	$51,213,014

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2003 and 2002 are as follows:

2003	MAXIMUM OUTSTANDING AT ANY MONTH END	AVERAGE OUTSTANDING	WEIGHTED AVERAGE RATE DURING THE YEAR	RATE AT YEAR END

Federal funds purchased	$17,900,000	$ 3,716,192	1.26%	1.03%
Securities sold under repurchase agreements	46,285,260	41,326,103	1.22%	0.80%
Demand note, U.S. Treasury	1,119,775	716,817	0.93%	0.73%
Total	$65,305,035	$45,795,112

2002	MAXIMUM OUTSTANDING AT ANY MONTH END	AVERAGE OUTSTANDING	WEIGHTED AVERAGE RATE DURING THE YEAR	RATE AT YEAR END

Federal funds purchased	$ 3,000,000	$ 108,767	1.68%	1.48%
Securities sold under repurchase
agreements	52,280,479	45,871,723	2.17%	1.35%
Demand note, U. S. Treasury	1,145,783	654,747	1.58%	1.10%

Total	$56,426,262	$46,635,237

2001	MAXIMUM OUTSTANDING AT ANY MONTH END	AVERAGE OUTSTANDING	WEIGHTED AVERAGE RATE DURING THE YEAR	RATE AT YEAR END

Line of credit, FHLB	$ 12,250,000	$ 2,611,918	6.00%	0.00%
Securities sold under repurchase
agreements	54,258,326	40,969,993	3.68%	3.02%
Demand note, U. S. Treasury	1,118,424	706,515	4.02%	1.41%

Total	$67,626,750	$44,288,426

Securities sold under agreements to repurchase (repurchase agreements) are secured short-term borrowings, and generally mature within 1 to 89 days from the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying securities is approximately $39,500,000 and $47,300,000 at December 31, 2003 and 2002, respectively. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

At December 31, 2003, the Company had approximately $68,800,000 available to borrow from the Federal Home Loan Bank of Pittsburgh and approximately $8,300,000 that it can borrow at the Discount Window from the Federal Reserve Bank of Philadelphia. There were no borrowings from the Federal Reserve Bank Discount Window at December 31, 2003 or 2002.

8.	LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 2.98 to 6.22% at December 31, 2003. These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, U.S. Treasury notes and certain residential mortgages.

At December 31, 2003, the maturities and weighted-average interest rates of long-term debt are as follows:

YEAR ENDING DECEMBER 31	RATE	AMOUNT

2004	5.92%	5,000,000
2008	4.21	13,876,034
2010	5.74	48,000,000
2013	3.61	5,000,000
	5.31%	$71,876,034

9.	STOCK PLANS

At December 31, 2003, the Company has reserved 100,000 shares of its unissued capital stock for issuance under a dividend reinvestment plan. Shares issued under this plan are valued at fair value as of the dividend payment date. At December 31, 2003, 59,253 shares are available for future issuance.

The Company has established the 2002 Employee Stock Purchase Plan and has reserved 100,000 shares of its unissued capital stock for issuance under the plan. Under the 2002 Employee Purchase Plan, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date. At December 31, 2003, 1,264 shares were issued under the plan.

The Company has established the 2000 Independent Directors Stock Option Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 2000 Independent Directors Stock Option Plan, each outside director will be awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant. 4,500 stock options with a ten-year life were awarded in 2002 and 2001. No stock options were awarded in 2003 due to the directors’ voluntary election to forego the award.

The Company has established the 2000 Stock Incentive Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan. Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified options to purchase the Company’s common stock at the fair market value on the date of grant. 4,000 and 2,900 qualified stock options with a ten-year life were awarded in 2002 and 2001, respectively. No stock options were awarded in 2003.

A summary of the status of the Company option plans as of December 31, 2003, 2002, and 2001, and changes during the year ended is presented below:
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, December 31, 2000	14,400	$33.12
Granted	7,400	36.50
Exercised	(1,500)	34.21
Forfeited	(1,000)	33.06

Outstanding, December 31, 2001	19,300	34.33
Granted	8,500	37.50
Exercised	(400)	31.00
Forfeited	(1,500)	34.21

Outstanding, December 31, 2002	25,900	35.43
Granted	-	-
Exercised	(800)	35.81
Forfeited	(400)	37.50

Outstanding, December 31, 2003	24,700	$35.39

The following table summarizes all stock options outstanding for the plans as of December 31, 2003, segmented by exercise prices:

EXERCISE PRICE		NUMBER	REMAINING CONTRACTUAL LIFE

$31.00		5,100	5 Years
35.13		5,500	6 Years
36.50		6,000	7 Years
37.50		8,100	8 Years

	Total	24,700

The stock options have a weighted-average life of 6.7 years.

10.	INCOME TAXES

The following temporary differences gave rise to the deferred tax asset (liability) at December 31:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$1,691,918	$1,318,865
Deferred compensation	101,904	103,102
Unrealized losses on available-for-sale securities	109,680	-
Other	37,886	37,089

Total	1,941,388	1,459,056

Deferred tax liabilities:
Leasing	(702,933)	(829,443)
Depreciation	(567,983)	(699,958)
Loan fees and costs	(188,033)	(150,818)
Unrealized gain on available-for-sale securities	-	(651,782)
Other	(207,269)	(177,917)

Total	(1,666,218)	(2,509,918)

Deferred tax asset (liability), net	$275,170	$(1,050,862)

The provision for income taxes is as follows:

	2003	2002	2001

Current	$711,062	$1,279,484	$961,982
Deferred	(564,570)	246,871	(56,116)

Total provision	$146,492	$1,526,355	$905,866

A reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2003	2002	2001
Expected provision at the statutory rate	$ 608,510	$ 1,894,659	$ 1,616,360
Tax-exempt income	(312,287)	(379,139)	(562,055)
Nondeductible interest expense	36,934	52,129	73,125
Bank owned life insurance	(99,803)	-	-
Other nondeductible expenses	31,290	41,574	14,264
Low income housing tax credits	(118,152)	(118,152)	(112,738)
Other, net	-	35,284	(123,090)

Actual provision for income taxes	$ 146,492	$ 1,526,355	$ 905,866

11.	RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees of the Company. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the Plan were $214,756 in 2003, $246,201 in 2002 and $211,518 in 2001.

12.	FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the notional amounts of the Bank’s financial instruments with off-balance-sheet risk at December 31, 2003 follows:

NOTIONAL AMOUNT

Commitments to extend credit	$84,050,279
Standby letters of credit	6,598,816

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

The following table summarizes outstanding financial letters of credit as of December 31, 2003 (in thousands):

	Less than 1 year	1-5 Years	Over 5 Years	Total
Secured by:
Collateral	$1,025	$1,525	$3,430	$5,980
Guarantees	230	23	--	253
Bank lines of credit	284	39	--	323

	1,539	$1,587	3,430	6,556

Unsecured	38	5	--	43

Total	$1,577	$1,592	$3,430	$6,599

The Company has not incurred any losses on its commitments in 2003, 2002 or 2001.

The carrying or notional amount and estimated fair values of the Company’s financial instruments were as follows at December 31, 2003 and 2002:

	2003		2002
	CARRYING OR NOTIONAL AMOUNT	ESTIMATED FAIR VALUE	CARRYING OR NOTIONAL AMOUNT	ESTIMATED FAIR VALUE
	(IN THOUSANDS)		(IN THOUSANDS)
Financial assets:
Cash and cash equivalents	$ 19,232	$ 19,232	$ 26,219	$ 26,219
Held-to-maturity securities	4,712	4,908	11,779	12,235
Available-for-sale securities	139,695	139,695	137,771	137,771
Loans and leases	366,982	369,914	354,262	357,696
Loans available for sale	19,864	20,501	28,715	29,660
Accrued interest	1,807	1,807	2,347	2,347

Financial liabilities:
Deposit liabilities	$401,443	404,484	$413,788	$420,619
Accrued interest	1,270	1,270	1,707	1,707
Short-term borrowings	54,757	54,757	51,213	51,213
Long-term debt	71,876	79,146	63,000	72,011

Off-balance sheet liabilities:
Commitments to extend credit	84,050	84,050	$ 76,623	$ 76,623
Standby letters of credit	6,599	6,599	5,523	5,523

13.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed using the weighted-average number of shares of common stock outstanding. Diluted EPS includes the incremental shares that would be outstanding after giving effect to the assumed exercise of stock options.

The following data shows the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2003, 2002 and 2001.

	INCOME NUMERATOR	COMMON SHARES DENOMINATOR	EPS

2003	$ 1,643,248	1,820,403	$ 0.90
Basic EPS
Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		16,600
Hypothetical share repurchase at $37.00		(15,413)

Diluted EPS	$ 1,643,248	1,821,590	$ 0.90

	INCOME NUMERATOR	COMMON SHARES DENOMINATOR	EPS

2002	$ 4,046,173	1,817,430	$ 2.23
Basic EPS
Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		25,900
Hypothetical share repurchase at $38.25		(23,991)

Diluted EPS	$ 4,046,173	1,819,339	$ 2.22

	INCOME NUMERATOR	COMMON SHARES DENOMINATOR	EPS

2001	$ 3,848,136	1,811,391	$ 2.12
Basic EPS
Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		19,300
Hypothetical share repurchase at $37.75		(17,554)

Diluted EPS	$ 3,848,136	1,813,137	$ 2.12

14.	REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2003 or 2002.

	Actual		For Capital Adequacy Purposes:			To Be Well Capitalized Under Prompt Corrective Action Provisions:

	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)
Consolidated	$49,938,524	12.9%	=>$30,391,532	=>8	.0%	N/A	N/A
Bank	$48,977,279	12.9%	=>$30,390,364	=>8	.0%	$37,987,955	=>10	.0%

Tier I Capital
(to Risk Weighted Assets)
Consolidated	$44,110,086	11.6%	=>$15,195,676	=>4	.0%	N/A	N/A
Bank	$44,148,993	11.6%	=>$15,195,182	=>4	.0%	$22,792,773	=>6	.0%

Tier I Capital
(to Average Assets)
Consolidated	$44,110,086	7.7%	=>$22,857,147	=>4	.0%	N/A	N/A
Bank	$44,148,993	7.7%	=>$22,857,147	=>4	.0%	$28,571,434	=>5	.0%

As of December 31, 2002:
Total Capital
(to Risk Weighted Assets)
Consolidated	$47,849,237	12.8%	=>$29,978,483	=>8	.0%	N/A	N/A
Bank	$47,881,532	12.8%	=>$30,014,807	=>8	.0%	$37,518,508	=>10	.0%

Tier I Capital
(to Risk Weighted Assets)
Consolidated	$43,926,946	11.7%	=>$14,989,241	=>4	.0%	N/A	N/A
Bank	$43,959,240	11.7%	=>$15,007,403	=>4	.0%	$22,511,105	=>6	.0%

Tier I Capital
(to Average Assets)
Consolidated	$43,926,946	7.6%	=>$23,230,761	=>4	.0%	N/A	N/A
Bank	$43,959,240	7.6%	=>$23,230,761	=>4	.0%	$29,038,452	=>5	.0%

The Bank’s capital and ratios are not materially different that those of the Company.

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $41,000,000 at December 31, 2003. However, such dividends are limited due to the capital requirements discussed above.

15.	RELATED PARTY TRANSACTIONS

During the ordinary course of business, loans are made to executive officers, directors, shareholders and associates of such persons. These transactions are executed on substantially the same terms and at the rates prevailing at the time for comparable transactions with others. These loans do not involve more than the normal risk of collectability or present other unfavorable features. A summary of loan activity with officers, directors, shareholders and associates of such persons is as follows:

	2003	2002	2001

Balance, beginning	$ 11,692,596	$ 6,225,458	$ 6,999,169
Adjustments for loans to individuals no
longer officers, directors, shareholders or
associates	(221,750)	--	--
Loans sold/participated	(758,680)	--	--
Additions	1,367,263	10,146,773	2,148,867
Collections	(1,954,000)	(4,679,635)	(2,922,578)

Balance, ending	$ 10,125,429	$ 11,692,596	$ 6,225,458

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2003	2002	2001

Number of persons	3	3	2

Balance, beginning	$ 10,691,179	$ 5,597,515	$ 4,848,966
Loans sold/participated	(753,296)	-	-
Additions	444,184	9,609,764	570,951
Collections	(995,787)	(4,516,100)	(603,180)
Prior loan balance now above
threshold	-	-	780,778

Balance, ending	$ 9,386,280	$ 10,691,179	$ 5,597,515

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2003, 2002 and 2001:

2003	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest income	$ 7,638	$ 7,147	$ 6,783	$ 6,894	$ 28,462
Interest expense	(3,806)	(3,718)	(3,443)	(3,270)	(14,237)

Net interest income	3,832	3,429	3,340	3,624	14,225
Provision for loan losses	(300)	(460)	(300)	(2,655)	(3,715)
Other income	957	1,261	1,021	944	4,183
Other expenses	(3,295)	(3,014)	(3,193)	(3,401)	(12,903)

Income (loss) before income taxes	1,194	1,216	868	(1,488)	1,790
(Provision) benefit for income taxes	(307)	(293)	(183)	636	(147)

Net income (loss)	$ 887	$ 923	$ 685	$ (852)	$ 1,643

Net income (loss) per share	$ 0.49	$ 0.49	$ 0.38	$ (0.46)	$ 0.90

2002	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest income	$ 8,730	$ 8,759	$ 8,556	$ 8,522	$ 34,567
Interest expense	(4,648)	(4,566)	(4,481)	(4,187)	(17,882)

Net interest income	4,082	4,193	4,075	4,335	16,685
Provision for loan losses	(460)	(496)	(220)	(488)	(1,664)
Other income	972	979	737	614	3,302
Other expenses	(3,144)	(3,158)	(3,302)	(3,147)	(12,751)

Income before provision for
income taxes	1,450	1,518	1,290	1,314	5,572
Provision for income taxes	(372)	(409)	(357)	(388)	(1,526)

Net income	$ 1,078	$ 1,109	$ 933	$ 926	$ 4,046

Net income per share	$ 0.59	$ 0.61	$ 0.51	$ 0.52	$ 2.23

2001	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest income	$ 9,169	$ 9,259	$ 9,264	$ 8,688	$ 36,380
Interest expense	(5,398)	(5,146)	(5,146)	(5,164)	(20,854)

Net interest income	3,771	4,113	4,118	3,524	15,526
Provision for loan losses	(328)	(276)	(570)	(1,301)	(2,475)
Other income	865	830	857	1,150	3,702
Other expenses	(2,931)	(3,177)	(3,230)	(2,661)	(11,999)

Income before provision for
income taxes	1,337	1,490	1,175	712	4,754
Provision for income taxes	(294)	(350)	(251)	(11)	(906)

Net income	$ 1,083	$ 1,140	$ 924	$ 701	$ 3,848

Net income per share	$ 0.60	$ 0.62	$ 0.51	$ 0.39	$ 2.12

17.	CONTINGENCIES

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company after consulting with the Company’s legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s shareholders’ equity or results of operations. No legal proceedings are pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, to management’s knowledge, no government authorities have initiated or contemplated any material legal actions against the Company or the Bank.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This statement announces, “in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation.” The adoption of this statement did not have an effect on the Company’s earnings, financial condition or equity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that related to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have an effect on the Company’s earnings, financial condition or equity.

In May 2003, the FASB Issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously, these financial instruments would have been classified entirely as equity, or between the liabilities and equity section of the balance sheet. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have an effect on the Company’s earnings, financial condition or equity.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Prior to this interpretation, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have an effect on the Company’s earnings, financial condition or equity.

19.	PARENT COMPANY ONLY

The following is condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

CONDENSED BALANCE SHEET
	DECEMBER 31,
	2003	2002
ASSETS:
Cash	$ 2	$ 2
Investment in subsidiary	43,971	45,267
Other	12	-

Total	$43,932	$45,269

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities	$ 53	$ 35
Shareholders' equity	43,932	45,234

Total	$43,985	$45,269

CONDENSED INCOME STATEMENT
	YEARS ENDED DECEMBER 31,
	2003	2002	2001
INCOME:
Equity in undistributed earnings of subsidiary	$ 182	$2,598	$2,918
Dividends from subsidiary	1,590	1,542	1,056

Total income	1,772	4,140	3,974

OPERATING EXPENSES	195	142	191

INCOME BEFORE TAXES	1,577	3,998	3,783

CREDIT FOR INCOME TAXES	66	48	65

NET INCOME	$1,643	$4,046	$3,848

CONDENSED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,643	$ 4,046	$ 3,848
Adjustments to reconcile net income to net cash
provided by operations:
Equity in earnings of subsidiary	(1,772)	(4,140)	(3,974)
Deferred income taxes	(66)	2	2
Net change in other assets	54	24	23

Net cash used in operating activities	(141)	(68)	(101)

CASH FLOWS FROM INVESTING ACTIVITIES,
Dividends received from subsidiary	1,590	1,542	1,056

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid, net of dividend reinvestment	(1,081)	(1,047)	(1,006)
Exercise of stock options	30	15	51
Withholdings to purchase capital stock	60	39	-
Purchase of treasury stock	(458)	(480)	-

Net cash used in financing activities	(1,449)	(1,473)	(955)

Net increase in cash	-	1	1

CASH, BEGINNING	2	1	1

CASH, ENDING	$ 2	$ 2	$ 1

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

Item 9A: CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required under Items 401 and 406 of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2004 definitive Proxy Statement.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2004 definitive Proxy Statement.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data” and is incorporated by reference herein to the information presented in the Company’s 2004 definitive Proxy Statement.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2004 definitive Proxy Statement.

PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)Financial Statements — The following financial statements are included by reference in Part II, Item 8 hereof:
Report of Independent Certified Public Accountants.
Consolidated Balance Sheet.
Consolidated Statement of Income.
Consolidated Statement of Changes in Shareholders' Equity.
Consolidated Statement of Cash Flows.
Notes to Consolidated Financial Statements.
(2)Financial Statement Schedules
Financial Statement Schedules are omitted because the required information is either not applicable, the data is not significant or the required information is shown in the respective financial statements or in the notes thereto or elsewhere herein.
(3)Exhibits
The following exhibits are filed herewith or incorporated by reference as a part of this Form

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No.333-90273 on Form S-4, filed with the SEC on November 3,1999 and as amended on April 6, 2000.

3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6,2000.

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

10.4 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

10.5 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.7 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.

11 Statement regarding computation of earnings per share. Included herein in Note 13 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.

13 Annual Report to Shareholders. Incorporated by reference to the 2003 Annual Report to Shareholders filed with the SEC on Form ARS.

14 Code of Ethics.

21 Subsidiaries of the Registrant.

23 Consent of Independent Auditors.

31.1 Rule 13a-14(a) Certification of Principal Executive Officer, filed herewith.

31.2 Rule 13a-14(a) Certification of Principal Financial Officer, filed herewith.

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K.

On November 3, 2003, Fidelity D&D Bancorp, Inc. announced its results of operations for the quarter ended September 30, 2003. A copy of the related press release was furnished with the Form 8-K filing on November 4, 2003.

(c) The exhibits required to be filed by this Item are listed under
Item 15(a)3, above.

(d) NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D&D BANCORP, INC.
(Registrant)

Date: March 29, 2004	By: /s/ Michael F. Marranca
Michael F. Marranca,
Chairman of the Board of Directors

Date: March 29, 2004	By: /s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Date: March 29, 2004	By: /s/ Daniel J. Santaniello
Daniel J. Santaniello,
Interim Chief Executive Officer and
Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE
By:	/s/ Michael F. Marranca	March 29, 2004
Michael F. Marranca, Chairman
of the Board of Directors

By:	/s/ Daniel J. Santaniello	March 29, 2004
Daniel J. Santaniello, Interim
Chief Executive Officer and Chief
Operating Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 29, 2004
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Samuel C. Cali	March 29, 2004
Samuel C. Cali, Assistant Secretary of
the Board of Directors, Chairman Emeritus
and Director

By:		March , 2004
John F. Glinsky, Jr., Secretary
of the Board of Directors and Director

By:	/s/ Patrick J. Dempsey	March 29, 2004
Patrick J. Dempsey, Vice Chairman
of the Board of Directors and Director

By:	/s/ Paul A. Barrett	March 29, 2004
Paul A. Barrett, Director

By:	/s/ John T. Cognetti	March 29, 2004
John T. Cognetti, Director

By:	/s/ Michael J. McDonald	March 29, 2004
Michael J. McDonald, Director

By:	/s/ David L. Tressler	March 29, 2004
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 29, 2004
Mary E. McDonald, Director

By:	/s/ Brian J. Cali	March 29, 2004
Brian J. Cali, Director

Exhibit Index
		Page
3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

3(ii)	Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.	*

10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.	*

10.4	Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.	*

10.5	Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.6	Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7	Registrant's 2002 Employee Stock Purchase Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement N. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.	*

11	Statement regarding computation of earnigs per share. Included herein in Note 13 "Earnings per share", contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	74

12	Statement regarding computation of ratios. Included herein in Item 6, "selected Financial Data".	8

13	Annual Report to Shareholders. Incorporated by reference to the 2003 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14	Code of Ethics.	92

21	Subsidaries of the Registrant.	96

23	Consent of Independent Auditors.	97

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	98

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	99

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	100

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	101

	* - Incorporated by Reference