Form 10-Q
period 2004-03-31
FIDELITY D & D BANCORP INC
filed 2004-05-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2004

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 30, 2004, the latest practicable date, was 1,828,266 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2004 Index

FIDELITY D & D BANCORP, INC. CONSOLIDATED BALANCE SHEET As of March 31, 2004 and December 31, 2003
	March 31, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS
Cash and due from banks	$ 11,687,749	$ 13,148,199
Interest-bearing deposits with financial institutions	534,152	6,083,402
Total cash and cash equivalents	12,221,901	19,231,601
Held-to-maturity securities	4,325,925	4,712,142
Available-for-sale securities	133,853,667	139,695,232
Loans and leases, net (allowance for loan losses of
$5,776,375 in 2004 and $4,996,966 in 2003)	366,265,860	366,981,640
Loans available-for-sale (fair value $20,300,713 in
2004; $20,500,507 in 2003)	19,657,819	19,863,577
Accrued interest receivable	2,151,887	1,807,081
Bank premises and equipment, net	11,806,706	12,091,937
Foreclosed assets held for sale	320,764	467,166
Cash surrender value of bank owned life insurance	7,378,167	7,293,538
Other assets	2,695,713	3,071,552
Total assets	$ 560,678,409	$ 575,215,466
LIABILITIES
Deposits
Non-interest bearing	$ 65,519,553	$ 64,398,658
Certificates of deposit of $100,000 or more	103,378,214	112,857,420
Other interest-bearing deposits	213,738,398	224,186,468
Total deposits	382,636,165	401,442,546
Accrued interest payable and other liabilities	2,897,200	3,208,009
Short-term borrowings	58,109,334	54,756,978
Long-term debt	71,688,929	71,876,034
Total liabilities	515,331,628	531,283,567
SHAREHOLDERS' EQUITY
Preferred stock authorized 5,000,000 shares with no par
value; none issued	--	--
Capital stock authorized 10,000,000 shares with no par
value; issued and outstanding 1,828,266 shares in
2004 and 1,828,270 shares in 2003	9,689,807	9,698,879
Treasury stock, at cost	(3,456)	(196,048)
Retained earnings	34,865,454	34,641,976
Accumulated other comprehensive income (loss)	794,976	(212,908)
Total shareholders' equity	45,346,781	43,931,899
Total liabilities and shareholders' equity	$ 560,678,409	$ 575,215,466

FIDELITY D & D BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended
	March 31, 2004	March 31, 2003
Interest Income
Interest and fees on loans:
Taxable	$ 5,412,352	$ 5,922,083
Nontaxable	84,088	105,672
Leases	49,420	91,734
Interest-bearing deposits with financial institutions	1,115	1,905
Investment securities:
US Government agencies	1,218,595	1,311,770
States and political subdivisions (nontaxable)	135,378	111,770
Other securities	52,167	73,841
Federal funds sold	10,210	18,973
Total interest income	6,963,325	7,637,748
Interest expense
Certificates of deposit of $100,000 or more	890,671	1,288,182
Other deposits	1,050,649	1,462,436
Securities sold under repurchase agreements	102,861	164,429
Other short- and long-term borrowings and other	986,199	890,733
Total interest expense	3,030,380	3,805,780
Net interest income	3,932,945	3,831,968
Provision for loan losses	850,000	300,000
Net interest income, after provision for loan losses	3,082,945	3,531,968
Other income:
Service charges on deposit accounts	525,929	384,635
Gain on sale of:
Investment securities	9,497	81,551
Loans	23,611	68,101
Loss on leased assets	(93,266)	--
Loss on foreclosed assets held for sale	--	(3,528)
Fees, other service charges and other income	480,646	426,226
Total other income	946,417	956,985
Other operating expenses:
Salaries and employee benefits	1,744,516	1,660,629
Premises and equipment	719,411	697,206
Advertising	60,507	74,267
Other	750,593	862,825
Total other expenses	3,275,027	3,294,927
Income before provision for income taxes	754,335	1,194,026
Provision for income taxes	129,428	306,726
Net income	$ 624,907	$ 887,300
Per share data:
Net income - basic	$ 0.34	$ 0.49
Net income - diluted	$ 0.34	$ 0.49
Dividends	$ 0.22	$ 0.22

FIDELITY D & D BANCORP, INC. Consolidated Staements of Changes in Shareholders' Equity For the three months ended March 31, 2003 and 2004
	Capital Stock		Treasury Stock		Retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	earnigns	income (losses)	Total

Balance, December 31, 2002 (audited)	1,825,363	$ 9,590,142	(5,987)	$(221,559)	$34,600,626	$ 1,265,224	$45,234,433

Comprehensive income:
Net income					887,300		887,300
Change in net unrealized holding gains
(losses) on available-for-sale securities, net
net of reclassification adjustments						(237,868)	(237,868)

Comprehensive income							649,432

Issuance of common stock through
Employee Stock Purchase Plan			1,264	42,654			42,654
Dividends reinvested through Dividend
Reinvestment Plan	71	2,684	3,317	125,374			128,058
Stock options exercised			800	29,800			29,800
Dividends declared					(400,716)		(400,716)

Balance, March 31, 2003 (unaudited)	1,825,434	$ 9,592,826	(606)	$(23,731)	$35,087,210	$ 1,027,356	$45,683,661

Balance, December 31, 2003 (audited)	1,828,270	$ 9,698,879	(5,227)	$(196,048)	$34,641,976	$ (212,908)	$43,931,899

Comprehensive income:
Net income					624,907		624,907
Change in net unrealized holding gains
(losses) on available-for-sale securities, net
net of reclassification adjustments						1,007,884	1,007,884

Comprehensive income							1,632,791

Reissued treasury stock through
Employee Stock Purchase Plan	--	(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend
Reinvestment Plan	--	(633)	(3,496)	131,222			130,589
Fractional shares repurchased	(4)	(110)					(110)
Dividends declared					(401,429)		(401,429)

Balance, March 31, 2004 (unaudited)	1,828,266	$ 9,689,807	(96)	$ (3,456)	$34,865,454	$ 794,976	$45,346,781

FIDELITY D & D BANCORP, INC. Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$ 624,907	$ 887,300
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	309,540	311,122
Amortization of securities (net of accretion)	143,131	419,651
Provision for loan losses	850,000	300,000
Deferred income tax	(10,258)	(119,439)
Write-down of foreclosed assets held-for-sale	46,098	--
Increase in cash surrender value of life insurance	(84,629)	(23,147)
Gain on sale of investment securities	(9,497)	(81,551)
Gain on sale of loans	(23,611)	(68,101)
(Gain) loss on sale of foreclosed assets held- for-sale	(2,726)	3,528
Loss on sale of leased assets	93,266	--
Loss on sale of equipment	2,541	--
Amortization of loan servicing rights	23,965	47,615
Net (increase) decrease in accrued interest receivable	(344,806)	1,136
Net (increase) decrease in other assets	(164,980)	728,507
Net decrease in accrued interest payable and other liabilities	(310,809)	(272,834)
Net cash provided by operating activities	1,142,132	2,133,787
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and paydowns	382,321	1,722,327
Available-for-sale securities:
Proceeds from sales	4,659,462	12,093,723
Proceeds from maturities, calls and paydowns	9,386,214	18,611,438
Purchases	(6,806,752)	(35,820,487)
Proceeds from sale of loans available-for-sale	1,671,411	939,929
Net increase in loans and leases	(2,018,977)	(4,726,322)
Purchase of life insurance policies	--	(7,000,000)
Proceeds from sale of leased assets	274,616	--
Acquisition of bank premises and equipment	(26,851)	(217,474)
Proceeds from sale of credit card receivables	--	2,977,526
Proceeds from sale of foreclosed assets held-for-sale	185,763	313,673
Net cash provided by (used in) investing activities	7,707,207	(11,105,667)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	1,120,896	(3,995,644)
Net (decrease) increase in certificates of deposit of $100,000 or more	(9,479,206)	5,591,199
Net decrease in other interest-bearing deposits	(10,448,071)	(5,389,693)
Net increase in short-term borrowings	3,352,356	4,286,524
Repayment of long-term debt	(187,105)	--
Dividends paid, net of dividend reinvestment	(270,951)	(272,659)
Proceeds from exercise of stock options	--	29,800
Proceeds from employee stock purchase plan	53,042	42,654
Net cash (used in) provided by financing activities	(15,859,039)	292,181
Net decrease in cash and cash equivalents	(7,009,700)	(8,679,699)
Cash and cash equivalents, beginning	19,231,601	26,219,247
Cash and cash equivalents, ending	$ 12,221,901	$ 17,539,548

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.     Nature of operations and critical accounting policies

      Principles of consolidation

The accompanying unaudited consolidated financial statements of Fidelity D&D Bancorp, Inc., and its wholly owned subsidiary, The Fidelity Deposit and Discount Bank (the “Bank”), (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current period’s presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      Nature of operations

The Bank is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly owned subsidiary of the Company. Having commenced operations in 1903, the Bank provides a full range of traditional banking services, trust services and alternative financial products from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management prepared the unaudited financial statements in accordance with GAAP. In meeting its responsibility for the financial statements, management depends on the Company’s accounting systems and related internal controls. These systems and controls are designed to provide reasonable, but not absolute, assurance that the financial records accurately reflect the transactions of the Company, the Company’s assets are safeguarded and that financial statements present fairly the financial condition and results of operations of the Company.

In the opinion of management, the consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three month periods ended March 31, 2004 and March 31, 2003 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during these periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses, as of March 31, 2004, is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service. In developing these fair values, the valuation service uses estimates of cash flows based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, management typically obtains price quotes from more than one source. The majority of the Company’s investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair market value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss).

The fair market value of residential mortgage loans, classified as available-for-sale (AFS), is obtained from the Federal National Mortgage Association (Fannie Mae). The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source. To determine the fair market value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.

2. Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted- average number of common shares outstanding plus the number of incremental shares that would be outstanding after giving effect to the assumed exercise of stock options.

The following data illustrates the amounts used in computing EPS and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the three months ended March 31, 2004 and 2003:

March 31, 2004	Income numerator	Weighted-average common shares denominator	EPS
Basic EPS	$ 624,907	1,824,766	$ 0.34
Dilutive effect of potential common stock:
Stock options:
Exercise of outstanding options		10,600
Hypothetical share repurchase at $36.00		(9,758)

Diluted EPS	$ 624,907	1,825,608	$ 0.34

March 31, 2003

Basic EPS	$ 887,300	1,821,275	$ 0.49
Dilutive effect of potential common stock:
Stock options:
Exercise of outstanding options		10,600
Hypothetical share repurchase at $36.50		(9,624)

Diluted EPS	$ 887,300	1,822,251	$ 0.49

3. Stock plans

As permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value method of accounting for stock compensation plans. Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, as of the grant date (or other measurement date) over the stock’s exercise price. Since all options issued under the plans had an exercise price equal to the quoted market value of the underlying common stock on the date of grant, the stock is deemed to have no intrinsic value, and accordingly, no compensation cost is recorded.

The alternative fair value method of accounting for stock-based compensation provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models, such as the Black-Scholes option pricing model. The Black-Scholes option pricing model was not developed for use in valuing stock options granted under employer stock option plans. Rather, the Black-Scholes option pricing model was developed for use in estimating the fair market value of short-term options traded in organized exchanges. Options traded on organized exchanges have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected or implied volatility of the options underlying stock. Since the options granted under the Company’s stock option plans have characteristics significantly different from those of marketable options and because changes in the subjective input assumptions can materially impact the estimated fair market value, in Management’s opinion, the existing valuation models do no necessarily provide a reliable single measure of the fair market value of its employee stock options at the time of grant. In 2003 and for the first three months of 2004, the Company did not grant stock options under any of its stock plans.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Current performance may not be indicative of future performance. This discussion should be read in conjunction with the Company’s 2003 Annual Report filed on Form 10-K.

Forward looking statements

This Interim Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions. Forward looking statements include risks and uncertainties.

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

Management cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this report. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document. Readers should review the risk factors described in other documents that we file, from time to time, with the Securities and Exchange Commission, including Annual Reports, Annual Reports filed on Form 10-K and other current reports filed on Form 8-K.

         1. Results of operations

Net income was $625,000 or $0.34 per common share, on a diluted basis, for the three months ended March 31, 2004. This represents a decrease of $262,000 or 30% from the net income of $887,000 or $0.49 per common share, on a diluted basis, reported for the three months ended March 31, 2003. Despite a reduction in the balance sheet size, net interest income was $101,000 greater in the three months ended March 31, 2004 compared to the same period in 2003. The increase in net interest income is primarily due to a reduction of rates paid on interest-bearing liabilities. Interest income on earning-assets re-priced lower, but at a slower pace, than rates paid on interest-bearing liabilities. On a tax-

equivalent basis, our net interest rate spread increased 11 basis points to 2.61%, for the three months ended March 31, 2004, from 2.50%, for the three months ended March 31, 2003. Our net interest margin, on a tax-equivalent basis increased 10 basis points to 3.02% for the three months ended March 31, 2004 from 2.92% for the three months ended 2003. The provision for loan losses for the first quarter of 2004 was $850,000 or $550,000 more than the provision recorded in the first quarter of 2003, due to an increase in non-performing loans of approximately $5,515,000. Other (non-interest) income was $946,000, or slightly lower for the three months ended March 31, 2004 compared to the same period in 2003. Other income was lower, in 2004, due primarily to losses recorded on the sales of leased assets, which the Bank did not incur during the first quarter of 2003. These recorded losses were only partially offset by growth in service charges on deposit accounts and other fees and charges, including an increase in the cash surrender value of bank owned life insurance. Other expenses were marginally lower for the three months ended March 31, 2004 compared to the same period in 2003. Decreases in advertising and other expenses more than offset increases in salaries and employee benefits and premises and equipment expenses.

Return on average assets and return on average equity were 0.44% and 5.65%, respectively, for the three months ended March 31, 2004 compared to 0.62% and 7.90%, respectively, for the same period in 2003.

Net interest income

Net interest income is the most significant component of operating income. The amount of net interest income is dependent upon the levels of interest-earning assets and interest-bearing liabilities and the difference or “spread” between the respective yields earned and rates paid. The interest rate spread is influenced by the overall interest rate environment, the composition and characteristics of interest-earning assets and interest-bearing liabilities and by the competition in our marketplace. The interest rate spread is also influenced by differences in the maturity and re-pricing characteristics of assets compared to the liabilities that fund them.

Because of a slow and weak recovery of the economy, the Federal Reserve maintained the low interest rate environment throughout the first quarter of 2004. The Bank’s interest-earning assets and interest-bearing liabilities continue to originate and reprice lower in this interest rate environment. The tax-equivalent yield on average loans and leases, for the three months ended March 31, 2004, was 5.72% compared to 6.43%, for the three months ended March 31, 2003. The tax-equivalent yield on average investments for the three months ended March 31, 2004 was 4.21% and approximated the same yield for the three months ended March 31, 2003. The rate on average interest-bearing liabilities declined from 3.26%, for the three months ended March 31, 2003, to 2.67% for the same period in 2004, due in part to lower rates offered on interest-bearing deposits. In addition, a significant portion of the Bank’s time deposits greater that $100,000 have matured and those that have been retained have moved into lower costing time deposits or transaction accounts. Changes in the composition of and reduced rate on our interest-bearing liabilities, even though lower yields on interest-earning assets occurred, produced a positive impact on the net interest rate spread and margin, for the three months ended March 31, 2004, compared to the same period in 2003.

For the three months ended March 31, 2004, net interest income, on a tax-equivalent basis, was approximately $4,100,000 compared to approximately $3,900,000 for the three months ended March 31, 2003. The increase in net interest income was primarily due to a combined decrease in average interest-bearing liabilities and a decline of 59 basis points on the rates paid under the previous year period. Somewhat holding back this positive impact was a marginal volume decline of average-earning assets compounded by a 48 basis point reduction in yield.

Average interest-earning assets declined approximately $5,200,000 from $544,800,000, for the three months ended March 31, 2003, to $539,600,000, for the three months ended March 31, 2004. Average loans and leases increased $3,600,000, while average investments, federal funds sold and average interest-bearing deposits decreased in total by $8,800,000. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115%, at March 31, 2003, to 118%, at March 31, 2004. The aforementioned decrease in yield on average interest-earning assets and rate on average interest-bearing liabilities was due to the sustained low interest rate environment which causes rates on new and re-pricing product to set at lower than average levels.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax equivalent earnings and expenses and annualized tax-equivalent yield and rate for the periods indicated (dollars in thousands):

	Three months ended March 31, 2004	Year ended December 31, 2003	Three months ended March 31, 2003

Average earning assets:
Loans and leases	$392,668	$387,099	$389,104
Investments	141,846	144,759	149,111
Federal funds sold	4,407	3,919	5,726
Interest-bearing deposits	718	761	866

Total	$539,639	$536,538	$544,807

Average interest-bearing liabilities:
Other interest-bearing deposits	$111,598	$100,699	$ 96,315
Certificates of deposit	227,716	250,482	264,579
Borrowed funds	75,107	69,471	65,722
Repurchase agreements	42,889	41,355	47,222

Total	$457,310	$462,007	$473,838

Interest income
Loans and leases	$ 5,588	$ 23,440	$ 6,167
Investments	1,485	5,443	1,545
Federal funds sold	10	46	19
Interest-bearing deposits	1	6	2

Total	$ 7,084	$ 28,935	$ 7,733

Interest expense
Other interest-bearing deposits	$ 184	$ 697	$ 195
Certificates of deposit	1,757	9,334	2,556
Borrowed funds	986	3,703	891
Repurchase agreements	103	503	164

Total	$ 3,030	$ 14,237	$ 3,806

Net Interest Income	$ 4,054	$ 14,698	$ 3,927

Yield on average earning assets	5.28%	5.39%	5.76%
Cost of average interest-bearing liabilities	2.67%	3.08%	3.26%

Net interest spread	2.61%	2.31%	2.50%

Net interest margin	3.02%	2.74%	2.92%

In the table above, interest income was adjusted to a tax-equivalent basis to recognize the income from the various tax-exempt assets as if the interest was fully taxable. This treatment allows a uniform comparison among the yields on the interest-earning assets. The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%. Net interest spread represents the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities. Net interest margin represents the ratio of net interest income to total average interest-earning assets.

Provision for loan losses

The provision for loan losses represents the necessary amount charged to operations with the purpose to increase the allowance for loan losses to a level that represents Management’s best estimate of known and inherent losses in the Bank’s loan portfolio. Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.

The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio. The Bank maintains a Special Asset Committee which meets periodically to review problem loans and leases. The committee is comprised of Bank management, including the credit administration officer, loan workout officer and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

Management continuously reviews the risks inherent in the loan and lease portfolio. Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

  Specific loans that could have loss potential
  Levels of and trends in delinquencies and non-accrual loans
  Levels of and trends in charge-offs and recoveries
  Trends in volume and terms of loans o Changes in risk selection and underwriting standards
  Changes in lending policies, procedures and practices
  Experience, ability and depth of lending management
  National and local economic trends and conditions
  Changes in credit concentrations

The provision for loan losses was $850,000, for the three months ended March 31, 2004, compared to $300,000 for the three months ended March 31, 2003. The increase in the provision for loan loses was due to an increase in non-performing loans, which consist of loans past due 90 days or more and non-accrual loans. The balance of non-performing loans increased to $12,679,000 at March 31, 2004, compared to $8,281,000 at December 31, 2003. Of this amount, non-accrual loans increased $4,738,000. The increase in non-accrual loans was primarily due to a single commercial relationship consisting of two loans aggregating to $4,825,000, in which the contractual payments became over 90 days past due, during the current quarter.

Other income

Other income consists primarily of service charges and other deposit account related fees, fees from trust, asset management and other financial services, the increase in cash surrender value of bank owned life insurance and the realized gains and losses from the sales of investment securities available-for-sale, loans, leased assets and foreclosed assets, held for sale.

For the three months ended March 31, 2004, other income was $946,000 or approximately $11,000 lower than the $957,000 recorded during the same period in 2003. Of this decrease $93,000 pertained to losses recognized from the sales of leased assets for the three months ended March 31, 2004 compared to none for the same period in 2003. Sales of the Bank’s loans available-for-sale (AFS) and AFS securities amounted to $24,000 and $9,000, respectively for the first three months of 2004 compared to $68,000 and $82,000, respectively for the comparable period in 2003. During 2004, the bank experienced less mortgage refinance activity than it had in 2003. As a result, there were fewer loans sold into the secondary market in 2004 compared to 2003. These reductions in other income were almost offset by the growth in the Bank’s combined service charges. Service charges on deposit accounts and other fees and service charges grew $196,000 for the three months ended March 31, 2004 over the three months ended March 31, 2003. Included in this increase is $85,000 recorded from the increase in the cash surrender value of the bank owned life insurance (BOLI) policies compared to $23,000 recorded in March 31, 2003, when the BOLI was first established.

Other expenses

For the three months ended March 31, 2004, other operating expenses were $3,275,000 compared to $3,295,000, recorded during the same period in 2003.

Salaries and benefits were $84,000 higher in the first quarter of 2004 compared to the same period in 2003. The increase was due to increased premiums for the Bank’s health insurance plan and increases in both sales commissions and incentive bonuses. Premises and equipment expenses increased $22,000 due mostly to increases in equipment repairs and rentals. Advertising expenses decreased approximately $14,000 or 19% because of a concerted effort to target lower costing media for the Bank’s branch system. Other expenses, which consist primarily of professional services, office supplies, printing and postage, data processing, employee travel, meals, entertainment and Board of Directors’ fees, decreased $112,000 or 13% in the first quarter of 2004 compared to the first quarter of 2003. Of this decrease, approximately $80,000 pertained to the accounting treatment for direct loan origination costs and a $41,000 reduction in the credit card receivable servicing program for the credit card portfolio that was sold early in the first quarter of 2003.

Income tax provision

The difference between the expected provision and actual provision for income taxes is primarily due to tax-free interest income and use of low-income housing tax credits.

For the three months ended March 31, 2004, the Company recorded a tax provision of $129,000 representing an effective tax rate of 17.2% compared to a provision of $307,000 or 25.7% for the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2004 was lower due principally to total tax-free earnings representing a larger percentage of pre-tax earnings.

         2. Financial condition

Consolidated assets decreased $14,500,000, or 2.5%, during the three months ended March 31, 2004 to $560,678,000. The asset decline resulted from an $18,800,000 decrease in deposits, approximately half of which were certificates of deposit of $100,000 or more. Short-term borrowings increased $3,400,000 during the first three months of 2004. Cash and cash equivalents, investments and loans available-for-sale decreased $7,010,000, $6,228,000 and $585,000, respectively, during the three months ended March 31, 2004.

Shareholders’ equity increased $1,415,000 from $43,932,000, at December 31, 2003, to $45,347,000, at March 31, 2004. This increase was attributable to $223,000 of earnings net of dividends paid, an increase in common stock from shares issued under the employee stock purchase and dividend re-investment plans, a $1,008,000 appreciation in the estimated fair value of investment securities available-for-sale, net of tax, and a $185,000 decrease in treasury stock.

Investment securities

Investment policies dictate permissible investment categories, credit quality, maturity intervals and investment concentrations. Management is responsible for making the specific investment purchases within these standards. The carrying value of investment securities, at March 31, 2004, was $136,975,000 or 24% of total assets. At March 31, 2004, approximately 58% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Agency bonds and municipal bonds comprised 27% and 9% of the investment portfolio, respectively.

Management buys and sells investment securities from time to time depending on market conditions, business trends, liquidity and capital levels. Security purchases provide a vehicle to quickly invest excess liquid assets in order to generate additional earnings. The Bank generally earns a positive interest rate spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

Management classifies investment securities at the time of purchase by one of three categories: trading, available for sale (AFS) or held to maturity (HTM). To date, Management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords Management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions. Securities AFS are carried at fair market value in the consolidated balance sheet with an adjustment to stockholders’ equity, net of tax, which is presented under the caption “Accumulated other comprehensive income (loss)". Securities HTM are carried at amortized cost.

At March 31, 2004, the AFS portfolio had an estimated market appreciation of $1,205,000 before tax and an equity adjustment of $795,000, net of tax. This represents an appreciation of $1,008,000, net of tax in the estimated fair value of securities AFS from December 31, 2003. This increase occurred due to the composition of the Bank’s investment portfolio which includes securities with yields greater than what can be readily obtained from similar securities in the investment markets.

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2004 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:

Mortgage-backed securities:	$ 4,326	$ 203	$ --	$ 4,529

Available-for-sale securities:
U.S. government agencies
and corporations	$ 37,033	$ 216	$ 72	$ 37,177
Obligations of states and
municipal subdivisions	12,042	128	39	12,131
Corporate bonds	3,992	25	--	4,017
Mortgage-backed securities	74,587	879	109	75,357

Sub total	127,654	1,248	220	128,682
Equity securities:

Restricted (regulatory equity)	4,716	--	--	4,716
Other	279	177	--	456

Total available-for-sale	$132,649	$1,425	$220	$133,854

Total securities	$136,975	$1,628	$220	$138,383

The amortized cost and fair value of investments held-to-maturity and available-for-sale by contractual maturity at March 31, 2004 are as follows (dollars in thousands):
	Amortized cost	Market value
Held-to-maturity securities:

Due after ten years	$ 4,326	$ 4,529

Available-for-sale securities:

One year or less	$ 785	$ 786
One through five years	3,435	3,478
Five through ten years	22,107	22,184
Over ten years	26,740	26,877

Total agency and muncipal	53,067	53,325
Mortgage-backed securities	74,587	75,357
Equity securities	4,995	5,172

Total available-for-sale	$132,649	$133,854

Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalty. Federal agency and municipal securities are included based upon their original stated maturity. Mortgage-backed securities, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total. Equity securities have no stated maturity dates and are also listed in total.

Loans available-for-sale

The balance of loans AFS was $19,658,000, at March 31, 2004, compared to $19,864,000, at December 31, 2003. The $206,000 decrease in loans available-for-sale relates to the timing of residential mortgage loan originations versus their sale. In general, upon origination, residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS. Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease interest income would be negatively affected. To better manage interest rate risk, loans that meet these conditions may be classified as AFS. Consideration is also given to the current liquidity position and expected future liquidity needs. Loans AFS are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Unrealized gains are recognized to the extent of previous write- downs.

Loans

Loans, net of unearned income increased slightly from $371,979,000 at December 31, 2003, to $372,042,000 at March 31, 2004.

The Bank originates a wide variety of loans to small to mid-sized businesses and consumers. Our policies as well as applicable laws and regulations require risk analysis and ongoing portfolio and credit management. The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne counties of Pennsylvania. Real estate values are typically subject to risks associated with the general economy, among other matters.

Inherent in the lending function is the evaluation and acceptance of credit risk and interest rate risk. We manage credit risk through portfolio diversification, underwriting policies and procedures and loan monitoring practices. We manage interest rate risk using various asset/liability modeling techniques and analyses. The interest rates on most commercial loans are adjustable and reset in intervals of five years or less. Whenever possible, the Bank originates variable rate loans.

The following table sets forth the composition of the loan portfolio at March 31, 2004 and December 31, 2003:
	March 31, 2004	December 31, 2003
Residential real estate	$ 91,999,206	$ 90,779,488
Commercial and commercial real estate	221,843,445	221,275,922
Consumer and home equity	47,051,337	49,216,897
Real estate construction	7,564,812	7,267,616
Direct financing leases	3,767,865	3,685,802

Gross loans	372,226,665	372,225,725
Less:
Unearned discount	184,430	247,119
Allowance for loan losses	5,776,375	4,996,966

Net loans	$366,265,860	$366,981,640

Loans available-for-sale	$ 19,657,819	$ 19,863,577

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

  Identification of specific problem loans by loan category by the credit administration
  Calculation of specific reserves required based on collateral and other persuasive evidence
  Identification of loans collateralized by cash
  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and loans with specific reserves
  Application of historical loss percentages (3 year average) to pools to determine the allowance allocation
  Application of a qualitative factor adjustment percentage for trends or changes in the loan portfolio

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

Net charge-offs for the three months ended March 31, 2004 were $71,000, compared to $499,000, for the same period in 2003. Commercial and real estate mortgage net charge-offs decreased $212,000 and $36,000, respectively, for the three months ended March 31, 2004 compared to the same period in 2003. Consumer loans experienced a $12,000 net recovery during the first quarter of 2004 compared to a net charge-off of $170,000 in the first quarter of 2003. The recent addition of a new credit administration officer and collections manager, in conjunction with our existing loan work-out officer, has enabled us to aggressively manage and timely pursue the recovery of previously written-off loans.

Management believes that the current balance in the allowance for loans losses of $5,776,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio. Currently Management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual status nor past due 90 days or more. However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.47% at March 31, 2004 compared to 1.28% at December 31, 2003.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the period indicated:
	As of and for the three months ended March 31, 2004	As of and for the year ended December 31, 2003	As of and for the three months ended March 31, 2003

Balance at beginning of period	$ 4,996,966	$ 3,899,753	$ 3,899,753

Provision charged to operations	850,000	3,715,000	300,000

Charge-offs:
Commercial	151,762	1,334,144	284,355
Real estate	33,082	502,846	69,392
Consumer	74,260	1,166,831	188,046
Lease financing	37,651	92,264	14,953

Total	296,755	3,096,085	556,746
Recoveries:
Commercial	119,719	204,137	39,840
Real estate	--	34,168	40
Consumer	86,621	229,879	18,063
Lease financing	19,824	10,114	--

Total	226,164	478,298	57,943
Net charge-offs	70,591	2,617,787	498,803

Balance at end of period	$ 5,776,375	$ 4,996,966	$ 3,700,950

Total loans, end of period	$391,700,054	$391,842,183	$386,811,678

Net charge-offs to:
Loans, end of period	0.02%	0.67%	0.13%
Allowance for loan losses	1.22%	52.39%	13.48%
Provisions for loan losses	8.30%	70.47%	166.27%
Allowance for loan losses to:
Total loans	1.47%	1.28%	1.00%
Non-accrual loans	47.89%	68.24%	77.06%
Non-performing loans	45.56%	60.34%	51.66%
Net charge-offs	81.83x	1.91x	7.42x
Loans 30-89 days past due and still accruing	$ 3,874,870	$ 3,974,821	$ 5,613,434
Loans 90 days past due and accruing	$ 617,454	$ 957,971	$ 2,360,658
Allowance for loan losses to loans 90
days or more past due and accruing	9.35x	5.22x	1.57x
Non-accrual loans	$ 12,061,062	$ 7,323,014	$ 4,802,848

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets. The Bank did not have restructured loans at March 31, 2004, December 31, 2003 or March 31, 2003. As of March 31, 2004, non-performing assets represented 2.32% of total assets compared to 1.52% at December 31, 2003.

The non-accrual loan balance increased $4,738,000 during the first three months of 2004. Loans classified as non-accrual of $5,733,000 were added during the first three months of 2004. The increase was mostly in commercial loans caused primarily by a single relationship with two loans of $4,825,000, in the aggregate. This increase was partially offset by payoffs or pay downs of $311,000, charge offs of $163,000 and $532,000 of loans that have migrated back to performing status.

Foreclosed assets held for sale includes other real estate owned (OREO) and repossessed assets. OREO represents four properties that were foreclosed upon and transferred from loans. All of the properties are currently listed for sale with a realtor. Repossessed assets represent indirect auto loans that have become delinquent and the vehicles repossessed.

Non-performing loans increased $4,398,000 since December 31, 2003. The increase was primarily in commercial loans as described above. The ratio of non-performing loans to end of period total loans increased 115 basis points, during the three month period. For the same period in 2003, the ratio of non-performing loans to total loans was 2.05%, compared to 3.29% in 2004, or an increase of 124 basis points. The ratio of non-performing assets to total assets increased to 2.32%, at March 31, 2004, from 1.52%, at year end 2003.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2004	December 31, 2003	March 31, 2003
Loans past due 90 days or more
and accruing	$617,454	$957,971	$2,360,658
Non-accrual loans	12,061,061	7,323,014	4,802,848

Total non-performing loans	12,678,515	8,280,985	7,163,506
Other real estate owned	280,004	394,246	382,750
Repossessed assets	40,760	72,920	133,012

Total non-performing assets	$12,999,279	$8,748,151	$7,679,268

Net loans including AFS	$385,923,679	$386,845,217	$350,056,106
Total assets	$560,678,409	$575,215,466	$578,416,039
Non-accrual loans to net loans	3.13%	1.89%	1.37%
Non-performing assets to net loans,
foreclosed real estate and repossessed assets	3.37%	2.26%	2.19%
Non-performing assets to total assets	2.32%	1.52%	1.33%
Non-performing loans to net loans	3.29%	2.14%	2.05%

Other assets

The $376,000 decrease in other assets from $3,072,000, at December 31, 2003, to $2,696,000, at March 31, 2004, was primarily due to a $506,000 reduction in the deferred tax asset resulting from the change in the estimated fair value of investment securities available-for-sale. This was partially offset by other asset increases from normal recurring operations.

Deposits The following table represents the components of total deposits as of March 31, 2004 and comparative funding changes since December 31, 2003:
	March 31, 2004	December 31, 2003	Dollar change	Percent change
Non-interest-bearing deposits
Personal	$27,908,244	$26,206,156	$1,702,088	6.49%
Non-personal	27,920,966	29,561,169	(1,640,203)	- 5.55%
Public fund	4,320,279	3,635,074	685,205	18.85%
Bank checks	5,370,064	4,996,259	373,805	7.48%

Total	$65,519,553	$64,398,658	$1,120,895	1.74%

Time deposits
of $100,000 or greater
Personal	$67,996,113	$78,560,841	$(10,564,728)	- 13.45%
Non-personal	16,477,430	16,057,391	420,039	2.62%
Public fund	13,018,449	12,412,714	605,735	4.88%
IRA's	5,886,222	5,826,474	59,748	1.03%

Total	$103,378,214	$112,857,420	$(9,479,206)	- 8.40%

Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$77,726,019	$83,057,733	$(5,331,714)	- 6.42%
Non-personal	4,696,828	5,387,417	(690,589)	- 12.82%
Public fund	695,809	597,772	98,037	16.40%
IRA's	19,352,281	19,694,374	(342,093)	- 1.74%

sub total	102,470,937	108,737,296	(6,266,359)	- 5.76%
NOW accounts	37,364,000	44,290,199	(6,926,199)	- 15.64%
Money market deposits	30,173,409	28,284,225	1,889,184	6.68%
Savings and clubs	43,730,052	42,874,748	855,304	1.99%

Total	$213,738,398	$224,186,468	$(10,448,070)	- 4.66%

Total deposits
Noninterest-bearing deposits	$65,519,553	$64,398,658	$1,120,895	1.74%
Interest-bearing deposits	317,116,612	337,043,888	(19,927,276)	- 5.91%

Total	$382,636,165	$401,442,546	$(18,806,381)	- 4.68%

Public funds
Noninterest-bearing	$4,320,279	$3,635,074	$685,205	18.85%
Certificates of deposit	13,714,258	13,010,486	703,772	5.41%
NOW accounts	8,116,801	9,850,661	(1,733,860)	- 17.60%
Money market deposits	6,496,574	8,029,671	(1,533,097)	- 19.09%
Savings and clubs	2,109,451	3,278,114	(1,168,663)	- 35.65%

Total	$34,757,363	$37,804,006	$(3,046,643)	- 8.06%

Internet deposits
Noninterest-bearing	$--	$27,505	$(27,505)	- 100.00%
Interest-bearing	4,247,514	4,915,604	(668,090)	- 13.59%

Total	$4,247,514	$4,943,109	$(695,595)	- 14.07%

Total assets	$560,678,409	$575,215,466
Total deposits to total assets	68.25%	69.79%
Internet deposits to total deposits	1.11%	1.23%
Public funds to total deposits	9.08%	9.42%
Public funds to total assets	6.20%	6.57%

Total deposits decreased $18,806,000 or 5% during the first three months of 2004 to $382,636,000. Total average deposits decreased $7,717,000 or 2% from $412,068,000, at December 31, 2003 to $404,351,000 at March 31, 2004.

Non-interest bearing deposits are an important source of funds for the Bank because they lower overall deposit costs. The average balance of these accounts increased $4,191,000, or 7%, during 2004. The interest rates offered on most interest-bearing deposit products were reduced in 2003 and continued through 2004 with slight upward adjustments in a few of the Bank’s offerings to remain competitive in the markets in which we operate. Management expects over one-half of the certificate of deposit portfolio to continue to re-price to lower market rates over the next year, specifically, over $35,000,000 remains in the thirty-month time deposit product, as these higher-rate certificates reach maturity.

The Bank is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Bank attempts to retain and grow its customer base through a combination of rate, quality of service, convenience and a stable, experienced staff. Core deposits, which excludes time deposits of $100,000 or greater, decreased $9,327,000 or 3% during the first quarter of 2004, to $279,258,000. The Bank experienced a reduction in its transactional deposit products which includes both non-interest bearing demand deposit (DDA) and NOW accounts. Checking accounts which includes transactional accounts, less “bank checks”, decreased $6,179,000 or 6%, while savings and club accounts increased $855,000 or 2%. Money market accounts grew $1,889,000 or 7% in the first quarter of 2004. The Bank’s deposit mix, though concentrated in time deposits, experienced deposit outflow in most deposit categories.

Time deposits of $100,000 or greater decreased $9,479,000, or 8%, from $112,857,000 million at December 31, 2003 to $103,378,000 at March 31, 2004. This high-costing time deposit reduction occurred mostly from the anticipated run-off of thirty-month personal certificate of deposit accounts. Only a portion of this amount shifted into savings and money market accounts. The time deposit run-off is suspected to have gone to other institutions offering promotional short term – above market rate products, in which management believes a portion may be recaptured throughout 2004. Total time deposits, at March 31, 2004, were $205,849,000 or 54% of total deposits compared to $221,595,000 million or 55% at December 31, 2003. Approximately $94,361,000, or 46%, of total time deposits or 25% of total deposits are scheduled to mature in 2004. These maturing time deposits provide a significant opportunity for the Bank to service these customers and retain these deposits at potentially lower rates.

Public funds have been a somewhat stable source of deposits and now represent $34,757,000 or 9% of total deposits at March 31, 2004 compared to $37,804,000 or 9% at December 31, 2003. The Bank is able to maintain public funds due to long established relationships and competitive product pricing. However, Management recognizes that public fund deposits are sensitive to the operating demands of the various public entities and the forever-changing political landscape. As such, the Bank could continue to experience shifts and outflows of these balances throughout the year.

The Bank is strategically planning various campaigns to be implemented throughout 2004, the objectives of which are to curtail deposit outflows that were experienced during the last three quarters, retain maturing time deposits and grow the deposit base to a higher level. However, the Bank’s asset size may shrink further if it continues to experience deposit outflow.

Borrowings

Borrowings totaled $129,798,000 at March 31, 2004 compared to $126,633,000 at December 31, 2003.

Included in borrowings is short-term customer repurchase (repos) agreements of $39,543,000 and $39,363,000, at March 31, 2004 and December 31, 2003, respectively. Repos are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank. Repos offered are either fixed-term or a daily- sweep product of the Bank. The balance in customer repurchase agreements fluctuates daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.

Borrowings included $71,689,000 and $71,876,000 in long-term advances from the Federal Home Loan Bank, at March 31, 2004 and December 31, 2003, respectively.

The combined short- and long-term weighted-average interest rate on borrowings was 3.47% and 3.39% at March 31, 2004 and December 31, 2003, respectively.

Accrued interest payable and other liabilities

Accrued expenses and other liabilities decreased $311,000 during the first three months of 2004 and represents fluctuations that would be considered normal recurring operating transactions. Accrued interest payable decreased $90,000 while other liabilities and accrued expenses declined $221,000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Management of interest rate risk and market risk analysis

The Company is subject to the interest rate risks inherent in our lending, investing and financing activities. Fluctuations of interest rates will impact interest income and interest expense along with affecting market values of all interest-earning assets and interest-bearing liabilities, except for those assets or liabilities with a short term remaining to maturity. Interest rate risk management is an integral part of the asset/liability management process. The Company has instituted certain procedures and policy guidelines to manage the interest rate risk position. Those internal policies enable the Company to react to changes in market rates to protect net interest income from significant fluctuations. The primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income along with creating an asset/liability structure that maximizes earnings.

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

Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings at risk simulation and economic value at risk simulation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company and the distribution of risk along the yield curve, the level of risk through time and the amount of exposure to changes in certain interest rate relationships.

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

At March 31, 2004, the Company maintained a one-year cumulative positive gap of $47,140,000 or 8.41% of total assets. The effect of this gap position provided a positive mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of declining interest rates. Conversely, in an increasing interest rate environment, net income could be positively affected because more assets will reprice during a one-year period.

	Interest sensitivity gap at March 31, 2004
	3 months or less	3 through 12 months	1 through 3 years	over 3 years	Total
	(dollars in thousands)
Cash and cash equivalents	$643	$--	$--	$11,579	$12,222
Investment securities	6,063	24,538	41,332	66,247	138,180
Loans	130,069	106,802	91,796	57,257	385,924
Fixed and other assets	--	7,378	--	16,974	24,352
Total assets	$136,775	$138,718	$133,128	$152,057	$560,678
Total cumulative assets	$136,775	$275,493	$408,621	$560,678
Non interest-bearing transaction deposits	$--	$6,552	$18,017	$40,951	$65,520
Interest-bearing transaction deposits	6,035	52,617	42,479	10,136	111,267
Time deposits	40,123	65,441	88,111	12,174	205,849
Repurchase agreements	33,093	122	6,328	--	39,543
Short-term borrowings	18,566	--	--	--	18,566
Long-term debt	201	5,603	1,610	64,275	71,689
Other liabilities	--	--	--	2,898	2,898
Total liabilities	$98,018	$130,335	$156,545	$130,434	$515,332
Total cumulative liabilities	$98,018	$228,353	$384,898	$515,332
Interest sensitivity gap	$38,757	$8,383	$(23,417)	$21,623
Cumulative gap	$38,757	$47,140	$23,723	$45,346
Cumulative gap to total assets	6.91%	8.41%	4.23%	8.09%

Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge of and experience with loan products.

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

Earnings at Risk and Economic Value at Risk Simulations: The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis. Although it will continue to measure its static gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on "earnings at risk" and "economic value at risk", and how both relate to the risk-based capital position when analyzing the interest rate risk.

Earnings at Risk: Earnings at risk simulation measure the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice on a one-for-one basis with market rates (e.g., savings rate). The ALCO looks at "earnings at risk" to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rates simulation model.

Economic Value at Risk: Earnings at risk simulation measure the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company's existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the "earnings at risk" ratio.

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2004 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2004 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	8.9%	(18.	8)
Net income	26.1	(54.6)
Economic value at risk:
Percent change in:
Economic value of equity	(16.8)	(18.4)
Economic value of equity
as a percent of book assets	(1.4)	(1.5)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2004, under alternate interest rate scenarios using the income simulation model described above:

Change in interest rates	Net interst income	Dollar variance	Percent change
(dollars in thousands)
+200 basis points	$19,036	$1,551	8.9%
+100 basis points	18,311	826	4.7%
Flat rate	17,485	--	--
-100 basis points	15,755	(1,730)	(9.	9)
-200 basis points	14,193	(3,292)	(18.8)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank. Current sources of liquidity are cash and cash equivalents, asset maturities and pay downs within one year, loans and investments available-for-sale, growth of core deposits, growth of repurchase agreements, increase of other borrowed funds from correspondent banks and issuance of capital stock. In addition, the Bank’s other sources of liquidity are borrowings from the Federal Reserve Discount Window and Federal Home Loan Bank advances. Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sale of loans and investment securities available-for-sale, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

At March 31, 2004, the Company maintained $12.2 million in cash and cash equivalents. In addition, the Company had $19.5 million of loans available-for-sale and $133.9 million in investments available-for-sale. This combined total of $165.6 million represented 30% of total assets at March 31, 2004. Management believes that the present level of liquidity is strong and adequate for current operations.

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

Capital is fundamental to support our continued growth. In addition, the Company and Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier 1 capital (shareholders’ equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier 2 capital (which includes the allowable portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as percentages of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards, which measure the ratio of Tier 1 capital to total average quarterly assets.

Quantitative measures, established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios (set forth in the following table as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Capital is evaluated in relation to total assets and the risk associated with those assets. As of March 31, 2004, the Company meets all capital adequacy requirements to which it is subject. Both the Company’s and the Bank’s actual capital amounts and ratios are presented.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk Weighted Assets)
Consolidated	$49,299,087	13.15%	$29,997,269	8.0%	N/A	N/A
Bank	$48,950,288	13.06%	$29,990,659	8.0%	$37,488,324	10.0%

Tier I Capital
(to Risk Weighted Assets)
Consolidated	$44,518,734	11.87%	$14,998,635	4.00%	N/A	N/A
Bank	$44,240,016	11.80%	$14,995,330	4.00%	$22,492,994	6.00%

Tier I Capital
(to Average Assets)
Consolidated	$44,518,734	7.79%	$22,857,147	4.00%	N/A	N/A
Bank	$44,148,993	7.76%	$22,793,950	4.00%	$28,492,437	5.00%

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Acting Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART II. Other Information

Item 1. Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition. No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank its properties.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of piblicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans
January 1, 2004- January 31, 2004	0.56821	$35.96	N/A	N/A
February 1, 2004- February 29, 2004	2.51464	$35.68	N/A	N/A
March 1, 2004- March 31, 2004	-	-	N/A	N/A
Total*	3.08285	$35.73
* The above table represents the buy back of fractional shares, by the Company, from participants terminating out of the Company's Dividend Reinvestment Plan, who optioned to receive cash-in-lieu of fractional shares.

Item 3.	Default upon Senior Securities
None
Item 4.	Submission of Matters to a Vote by Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
a) Exhibits
3(i)

Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

3(ii)

Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.
10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.
10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No.333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.
10.4	Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.
10.5	Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.
10.6	Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.
10.7	Registrant's 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004 and Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on March 28, 2002.
11	Statement regarding computation of earnings per share. Included herein in Note 2 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

b)     Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2004: </PRE>

On February 13, 2004, Fidelity D&D Bancorp, Inc. announced its results of operations for the year ended December 31, 2003. A copy of the related press release was furnished with the Form 8-K filing of February 13, 2004.

On January 23, 2004, Fidelity D&D Bancorp, Inc. announced its President and acting Chief Executive Officer retired on January 21, 2004. A copy of the related press release was furnished with the Form 8-K filing of January 23, 2004.

On January 9, 2004, Fidelity D&D Bancorp, Inc. announced the resignation of Joseph J. Earyes on January 2, 2004. A copy of the related press release was furnished with the Form 8-K filing of January 9, 2004.

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D&D BANCORP, INC.

Date: May 13, 2004	By: /s/ Daniel J. Santaniello
Daniel J. Santaniello,
Vice Presiudent and Acting Chief Executive Officer

Date: May 13, 2004	By: /s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Exhibit Index
		Page
3(i)	Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

3(ii)	Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.1	1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.	*

10.2	1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.	*

10.3	Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.	*

10.4	Registrant's 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant's Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.	*

10.5	Registrant's 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.6	Registrant's 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7	Registrant's 2002 Employee Stock Purchase Incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement N. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.	*

11	Statement regarding computation of earnigs per share. Included herein.	8

14	Code of Ethics. Incorporated by refernece to Exhibit 14 to Registrant's 2003 Annual Report filed on form 10K filed with the SEC on March 29, 2004.	*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	32

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	33

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	34

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

	* - Incorporated by Reference