Form 10-Q
period 2004-06-30
FIDELITY D & D BANCORP INC
filed 2004-08-13
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2004

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

☒  YES   ☐  NO

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

☐  YES  ☒  NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 30, 2004, the latest practicable date, was 1,831,789 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2004

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$11,645,551	$13,148,199
Interest-bearing deposits with financial institutions	314,818	6,083,402
Total cash and cash equivalents	11,960,369	19,231,601

Held-to-maturity securities	3,460,588	4,712,142
Available-for-sale securities	122,955,437	139,695,232
Loans and leases, net (allowance for loan losses of $5,876,178 in 2004 and $4,996,966 in 2003)	375,629,645	366,981,640
Loans available-for-sale (fair value $1,295,494 in 2004; $20,500,507 in 2003)	1,261,808	19,863,577
Accrued interest receivable	1,871,888	1,807,081
Bank premises and equipment, net	11,619,584	12,091,937
Foreclosed assets held for sale	228,588	467,166
Cash surrender value of bank owned life insurance	7,455,203	7,293,538
Other assets	4,177,734	3,071,552

Total assets	$540,620,844	$575,215,466

LIABILITIES
Deposits
Non-interest-bearing	$65,967,823	$64,398,658
Certificates of deposit of $100,000 or more	102,447,800	112,857,420
Other interest-bearing deposits	208,888,297	224,186,468
Total deposits	377,303,920	401,442,546

Accrued interest payable and other liabilities	3,186,580	3,208,009
Short-term borrowings	45,190,349	54,756,978
Long-term debt	71,500,427	71,876,034

Total liabilities	497,181,276	531,283,567

SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 1,831,789 shares in 2004 and 1,828,270 shares in 2003	9,810,940	9,698,879
Treasury stock, at cost	—	(196,048)
Retained earnings	35,384,149	34,641,976
Accumulated other comprehensive loss	(1,755,521)	(212,908)

Total shareholders’ equity	43,439,568	43,931,899

Total liabilities and shareholders’ equity	$540,620,844	$575,215,466

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income
Interest and fees on loans:
Taxable	$5,461,234	$5,695,878	$10,873,586	$11,617,961
Nontaxable	74,428	99,665	158,516	205,337
Leases	42,926	79,101	92,346	170,835
Interest-bearing deposits with financial institutions	1,095	2,464	2,210	4,369
Investment securities:
US Government agencies	1,073,414	1,081,193	2,292,009	2,392,964
States and political subdivisions (nontaxable)	116,328	113,116	251,706	224,886
Other securities	43,765	59,209	95,932	133,050
Federal funds sold	—	16,210	10,210	35,180
Total interest income	6,813,190	7,146,836	13,776,515	14,784,582
Interest expense
Certificates of deposit of $100,000 or more	710,597	1,319,105	1,601,268	2,607,286
Other deposits	920,201	1,367,259	1,970,850	2,829,695
Securities sold under repurchase agreements	101,400	127,495	204,261	291,924
Other short- and long-term borrowings and other	989,827	903,837	1,976,026	1,794,570
Total interest expense	2,722,025	3,717,696	5,752,405	7,523,475
Net interest income	4,091,165	3,429,140	8,024,110	7,261,107
Provision for loan losses	400,000	460,000	1,250,000	760,000
Net interest income, after provision for loan losses	3,691,165	2,969,140	6,774,110	6,501,107
Other income:
Service charges on deposit accounts	540,291	436,256	1,066,220	820,891
Gain on sale of:
Investment securities	—	132,277	9,497	213,828
Loans	70,776	356,305	94,387	424,406
Loss on leased assets	(61,920)	(89,594)	(155,186)	(89,594)
Loss on foreclosed assets held for sale	(8,218)	(36,644)	(8,218)	(40,172)
Fees, other service charges and other income	529,956	461,998	1,010,602	888,224
Total other income	1,070,885	1,260,598	2,017,302	2,217,583
Other operating expenses:
Salaries and employee benefits	1,703,504	1,567,548	3,448,020	3,228,177
Premises and equipment	718,216	682,206	1,437,627	1,379,411
Advertising	84,685	68,238	145,192	142,505
Other	1,032,303	696,128	1,782,896	1,558,953
Total other expenses	3,538,708	3,014,120	6,813,735	6,309,046
Income before provision for income taxes	1,223,342	1,215,618	1,977,677	2,409,644
Provision for income taxes	302,449	292,647	431,877	599,373
Net income	$920,893	$922,971	$1,545,800	$1,810,271
Per share data:
Net income - basic	$0.50	$0.50	$0.84	$0.99
Net income - diluted	$0.50	$0.50	$0.84	$0.99
Dividends	$0.22	$0.22	$0.44	$0.44

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2003 and 2004

	Capital stock		Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2002 (audited)	1,825,363	$9,590,142	(5,987)	$(221,559)	$34,600,626	$1,265,224	$45,234,433
Comprehensive income:
Net income					1,810,271		1,810,271
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						(470,250)	(470,250)
Comprehensive income							1,340,021
Issuance of common stock through Employee Stock Purchase Plan			1,264	42,654			42,654
Dividends reinvested through Dividend Reinvestment Plan	3,068	108,313	3,923	149,105			257,418
Stock options exercised			800	29,800			29,800
Purchase of treasury stock			(12,720)	(457,920)			(457,920)
Dividends declared					(802,176)		(802,176)
Balance, June 30, 2003 (unaudited)	1,828,431	$9,698,455	(12,720)	$(457,920)	$35,608,721	$794,974	$45,644,230

Balance, December 31, 2003 (audited)	1,828,270	$9,698,879	(5,227)	$(196,048)	$34,641,976	$(212,908)	$43,931,899
Comprehensive income:
Net income					1,545,800		1,545,800
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						(1,542,613)	(1,542,613)
Comprehensive income							3,187
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan	3,519	120,390	3,592	134,678			255,068
Dividends declared					(803,627)		(803,627)
Balance, June 30, 2004 (unaudited)	1,831,789	$9,810,940	—	$—	$35,384,149	$(1,755,521)	$43,439,568

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$1,545,800	$1,810,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	615,541	624,529
Amortization of securities (net of accretion)	315,524	870,453
Provision for loan losses	1,250,000	760,000
Deferred income tax	(128,406)	(89,307)
Write-down of foreclosed assets held-for-sale	73,701	444,403
Increase in cash surrender value of life insurance	(161,665)	(111,473)
Gain on sale of investment securities	(9,497)	(213,828)
Gain on sale of loans	(94,387)	(424,406)
Loss on sale of foreclosed assets held- for-sale	8,218	40,172
Loss on sale of leased assets	155,186	89,594
Loss on disposal of equipment	3,736	—
Amortization of loan servicing rights	56,319	108,738
Net increase in accrued interest receivable	(64,807)	(24,055)
Net (increase) decrease in other assets	(273,465)	897,824
Net decrease in accrued interest payable and other liabilities	(21,429)	(158,571)
Net cash provided by operating activities	3,270,369	4,624,344
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and paydowns	1,243,638	3,906,383
Available-for-sale securities:
Proceeds from sales	5,472,762	48,933,261
Proceeds from maturities, calls and paydowns	16,278,082	26,441,406
Purchases	(7,646,452)	(75,259,314)
Proceeds from sale of loans available-for-sale	11,331,731	11,869,642
Net increase in loans and leases	(3,342,844)	(17,333,464)
Purchase of life insurance policies	—	(7,000,000)
Proceeds from sale of leased assets	502,924	894,072
Acquisition of bank premises and equipment	(146,924)	(441,919)
Proceeds from sale of credit card receivables	—	2,977,526
Proceeds from sale of foreclosed assets held-for-sale	341,862	403,333
Net cash provided by (used in) investing activities	24,034,779	(4,609,074)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,569,165	887,891
Net (decrease) increase in certificates of deposit of $100,000 or more	(10,409,620)	20,474,943
Net decrease in other interest-bearing deposits	(15,298,171)	(2,553,398)
Net decrease in short-term borrowings	(9,566,629)	(10,937,573)
Purchase of treasury stock	—	(457,920)
Repayment of long-term debt	(375,607)	—
Dividends paid, net of dividend reinvestment	(548,559)	(544,758)
Proceeds from exercise of stock options	—	29,800
Proceeds from employee stock purchase plan	53,041	42,654
Net cash (used in) provided by financing activities	(34,576,380)	6,941,639
Net (decrease) increase in cash and cash equivalents	(7,271,232)	6,956,909
Cash and cash equivalents, beginning	19,231,601	26,219,247
Cash and cash equivalents, ending	$11,960,369	$33,176,156

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

In the opinion of management, the consolidated balance sheets as of June 30, 2004 and December 31, 2003 and the related consolidated statements of income for each of the three and six month periods ended June 30, 2004 and June 30, 2003 and changes in shareholders’ equity and cash flows for each of the six month periods ended June 30, 2004 and June 30, 2003 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during these periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses, as of June 30, 2004, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The following data illustrates the amounts used in computing EPS and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the six months ended June 30, 2004 and 2003:

	Income numerator	Weighted-average common shares denominator	EPS
June 30, 2004
Basic EPS	$1,545,800	1,826,886	$0.84
Dilutive effect of potential common stock:
Stock options:
Exercise of outstanding options		5,100
Hypothetical share repurchase at $35.00		(4,517)
Diluted EPS	$1,545,800	1,827,469	$0.84

June 30, 2003
Basic EPS	$1,810,271	1,822,438	$0.99
Dilutive effect of potential common stock:
Stock options:
Exercise of outstanding options		10,600
Hypothetical share repurchase at $35.90		(9,785)
Diluted EPS	$1,810,271	1,823,253	$0.99

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

The alternative fair value method of accounting for stock-based compensation provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models, such as the Black-Scholes option pricing model.  The Black-Scholes option pricing model was not developed for use in valuing stock options granted under employer stock option plans.  Rather, the Black-Scholes option pricing model was developed for use in estimating the fair market value of short-term options traded in organized exchanges.  Options traded in organized exchanges have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected or implied volatility of the options underlying stock.  Since the options granted under the Company’s stock option plans have characteristics significantly different from those of marketable options and because changes in the subjective input assumptions can materially impact the estimated fair market value, in Management’s opinion, the existing valuation models do no necessarily provide a reliable single measure of the fair market value of its employee stock options at the time of grant.  In 2003 and for the first six months of 2004, the Company did not grant stock options under any of its stock plans.

Item 2.                                         Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2004 and December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.  Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2003 Annual Report filed on Form 10-K.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of Management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These factors include, without limitation, the following:

•                  the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•                  there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•                  changes in the interest rate environment may reduce interest margins;

•                  changes in deposit flows, loan demand or real estate values may adversely affect our business;

•                  changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•                  general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•                  legislative or regulatory changes may adversely affect our business;

•                  technological changes may be more difficult or expensive than we anticipate;

•                  success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

•                  acts of war or terrorism.

Management cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this report.  We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.  Readers should review the risk factors described in other documents that we file, from time to time, with the Securities and Exchange Commission, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K and other current reports filed on Form 8-K.

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consists of loans and investment securities, and interest expense on interest-bearing liabilities, which consists of deposits and borrowings.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The interest rate spread is influenced by the overall interest rate environment, the composition and characteristics of interest-earning assets and interest-bearing liabilities and by the competition in our marketplace. The interest rate spread and the changes in the interest rate spread, from period-to-period, is also influenced by differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of liabilities that fund them.

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s various deposit products and income from loan and other banking fees.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is concentrated in commercial and commercial real estate.  The properties underlying the Company’s mortgages are concentrated in northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of multi-family dwellings and levels of other income-producing properties and establishments.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2004 AND JUNE 30, 2003

Overview

Net income for the second quarter of 2004 of $921,000 was comparable to $923,000 for the same quarter in 2003.  Diluted earnings per share for the three months ended June 30, 2004 and 2003 amounted to $0.50.

The quarter-to-quarter comparison included an increase in net interest income and a decrease in the provision for loans losses.  These items were offset by a decrease in non-interest income, an increase in non-interest expense and an increase in the provision for income taxes.

Return on average assets and return on average equity were 0.67% and 8.39%, respectively, for the three months ended June 30, 2004 compared to 0.65% and 8.06%, respectively, for the same period in 2003.

Net interest income

Net interest income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities as well as the relative levels and movements of interest rates.

Net interest income increased $662,000, or 19%, to $4,091,000 in the second quarter of 2004, from $3,429,000 in the same period of 2003.  The increase was attributable to a 72 basis point decrease in rates paid on average interest-bearing liabilities in conjunction with a $24,651,000 decrease in the average balances on which they are paid.  The decrease in average interest-bearing liabilities was predominantly in the Bank’s certificate of deposits, which experienced a decline of $57,336,000 on average, from high cost thirty-month product maturities and public fund certificate runoff, when compared to the average balances for second quarter of 2003.  As a result, interest expense declined $996,000, or 27%, in the second quarter of 2004 compared to the same 2003 quarter.  Compared to the second quarter of 2003, average interest-earning assets were $10,280,000 lower than the same quarter of 2004 due to called, matured and pay-downs of investment securities.  In this low interest rate environment, the yield on interest-earning assets decreased 14 basis points to 5.23% in the 2004 quarter, primarily due to lower rates on new loans originated.  The yield on investment securities increased 19 basis points due to a decrease in amortization of bond premium on the Bank’s portfolio of mortgage backed securities which represents the highest concentration of investments within the portfolio.

The tax-equivalent yield on average interest-earning assets decreased 12 basis points to 5.32% for the quarter ended June 30, 2004 compared to the second quarter of 2003.  During the second quarter of 2004 the Bank’s tax equivalent margin and spread increased 58 basis points and 60 basis points, respectively.  The increase in margin and spread is the result of the rates on the Bank’s interest-bearing liabilities declining at a faster pace than the yields earned on interest-earning assets.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax equivalent earnings and expenses and annualized tax-equivalent yield and rate for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2004	2003	2004	2003	2003
Average earning assets:
Loans and leases	$390,048	$385,383	$391,358	$387,244	$387,099
Investments	132,974	142,019	137,410	145,565	144,759
Federal funds sold	—	5,500	2,204	5,613	3,919
Interest-bearing deposits	534	933	626	899	761
Total	$523,556	$533,836	$531,598	$539,321	$536,538

Average interest-bearing liabilities:
Other interest-bearing deposits	$109,680	$96,190	$110,639	$96,252	$100,699
Certificates of deposit	206,010	263,346	216,863	263,963	250,482
Borrowed funds	82,534	65,725	78,821	65,723	69,471
Repurchase agreements	40,045	37,660	41,467	42,441	41,355
Total	$438,269	$462,920	$447,790	$468,379	$462,007

Interest income:
Loans and leases	$5,618	$5,907	$11,206	$12,074	$23,440
Investments	1,303	1,311	2,788	2,856	5,443
Federal funds sold	—	16	10	35	46
Interest-bearing deposits	1	2	2	4	6
Total	$6,922	$7,236	$14,006	$14,969	$28,935

Interest expense:
Other interest-bearing deposits	$179	$191	$362	$385	$697
Certificates of deposit	1,452	2,496	3,210	5,051	9,334
Borrowed funds	990	904	1,976	1,795	3,703
Repurchase agreements	101	127	204	292	503
Total	$2,722	$3,718	$5,752	$7,523	$14,237

Net Interest Income	$4,200	$3,518	$8,254	$7,446	$14,698

Yield on average earning assets	5.32%	5.44%	5.30%	5.60%	5.39%
Cost of average interest-bearing liabilities	2.50%	3.22%	2.58%	3.24%	3.08%

Net interest spread	2.82%	2.22%	2.72%	2.36%	2.31%

Net interest margin	3.23%	2.65%	3.12%	2.78%	2.74%

In the table above, interest income was adjusted to a tax-equivalent basis to recognize the income from the various tax-exempt assets as if the interest was fully taxable.  This treatment allows a uniform comparison among the yields on interest-earning assets.  The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.  Net interest spread represents the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities.  Net interest margin represents the ratio of net interest income to total average interest-earning assets.

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

Management continuously reviews the risks inherent in the loan and lease portfolio. Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

•                  Specific loans that could have loss potential

•                  Levels of and trends in delinquencies and non-accrual loans

•                  Levels of and trends in charge-offs and recoveries

•                  Trends in volume and terms of loans

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending personnel

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses decreased to $400,000, for the three months ended June 30, 2004, compared to $460,000 for the three months ended June 30, 2003.  Though non-performing loans increased $2,544,000, from December 31, 2003, management believes the current balance in the allowance for loan losses, due mostly to the provision recorded during the latter part of 2003 and the first quarter of 2004, is adequate.  For more detailed information, refer to the sections titled “Allowance for Loan Loss” and “Non-performing Assets” under the Comparison of Financial Condition at June 30, 2004 and December 31, 2003.

Other income

Non-interest income consists of service charges or fees collected on the Bank’s various deposit and loan products, net mortgage servicing revenue, fees from trust, asset management and other financial services, the increase in cash surrender value of bank owned life insurance and the realized gains and losses from the sales of investment securities, loans, leased assets and foreclosed assets held for sale.

Other income was $190,000, or 15%, lower for the three months ended June 30, 2004 compared to the same period in 2003.  During 2004, the Bank’s sale of residential mortgages, into the secondary market, declined significantly compared to 2003.  The surge in sales in 2003 was the result of the mortgage refinance activity that was spurred by the relatively low interest rate environment.   As a result of lower sales activity, income from the sales of loans declined from $356,000 for the three months ended June 30, 2003 to $71,000 for the three months ended June 30, 2004.  In addition, the Bank recorded gains of investment securities of $132,000 in 2003 which did not recur in 2004.  Partially offsetting the decline in income recognized from the sales of loans and securities, the Bank experienced growth in service charges on deposit accounts and other fees and charges, including an increase in the cash surrender value of bank owned life insurance.

Other expenses

Other expenses were $525,000 or 17% more for the three months ended June 30, 2004 compared to the same period in 2003.  The increase was largely due to a $136,000 increase in compensation and benefits expense, a $36,000 increase in premises and equipment expenses, a $16,000 increase in advertising and approximately $336,000 more in other operating expenses.  The increase in compensation and benefits was due to the hiring of additional experienced staff in key positions in 2004, increased incentive compensation and the related payroll taxes and the increased cost of various

employee benefits.  The increase in premises and equipment was due to increased expenses related to equipment repairs and rentals.   The increase in the other operating expenses was primarily the result of an initial recognition of an estimated $278,000 obligation related to the retirement benefit in negotiations with the Company’s former chairman and president.  The retirement benefit represents a present value obligation for certain benefits, to be paid periodically in the future, that include payments, reduced by appropriate taxes, and estimated medical insurance premiums as well as the transfer of a company owned vehicle.  Based upon the subjective nature of the medical insurance premium portion of the accrual, as it relates to future premium costs, and the uncertainty of the future benefit period to be covered, the Company may find it necessary to increase or decrease the accrual.

Income tax provision

The difference between the expected provision and actual provision for income taxes is primarily due to tax-free income and use of low-income housing tax credits.

For the three months ended June 30, 2004, the Company recorded a tax provision of $302,000 compared to $293,000 for the three months ended June 30, 2003.  For the respective period, the effective tax rates were 24.7% and 24.1%.  The effective tax rate for the periods differ due to the percentage of pre-tax earnings represented by tax-free income from the Bank’s portfolio of municipal securities, a portion of dividends received from its investment in equity securities, tax-free commercial mortgages and leases and the increase in the cash surrender value of the bank owned life insurance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2004 AND JUNE 30, 2003

Overview

Net income for the first six months of 2004 declined 15% to $1,546,000 from $1,810,000 for the first six months of 2003.  Diluted earnings per share decreased to $0.84 in the first half of 2004 from $0.99 in the first half of 2003.

The decrease in net earnings recorded for the six months ended June 30, 2004 was the result of an increase in the provision for loan losses, an increase in non-interest expense and a decrease in non-interest income.  These items were partially offset by an increase in net interest income.

Return on average assets and return on average equity were 0.55% and 7.01%, respectively, for the six months ended June 30, 2004 compared to 0.64% and 7.99%, respectively, for the same period in 2003.

Net interest income

Net interest income increased $763,000, or 11%, to $8,024,000 for the six months ended June 30, 2004, from $7,261,000 for the same period in 2003.  The increase was primarily due to a combined 66 basis point decline in rates paid on interest-bearing liabilities and a $20,589,000 decrease in average interest-bearing liabilities.  The average balances in the Bank’s certificates of deposit declined $47,100,000 from the average for the six months of 2003, primarily from high cost thirty-month product maturities and public fund certificate runoff.  As a result, interest expense declined $1,771,000, or 24%, in the first half of 2004 compared to the same 2003 period.  Average interest-earning assets decreased $7,723,000 during the six months ended June 30, 2004 compared to the same period in 2003.  The low interest rate environment that had been prevalent for the first half of 2004 caused yields on interest-earning assets to decline to 5.21%, from 5.53% for the six months ended June 30, 2003.  Lower rates on loan originations resulted in a 53 basis point decline in the yield on the loan portfolio.

The tax-equivalent yield on average interest-earning assets decreased 30 basis points to 5.30% for the first half of 2004, compared to 5.60% for the same period in 2003.   During the first half of 2004 the Bank’s tax equivalent margin and spread increased 34 basis points and 36 basis points, respectively.  The increase in margin and spread is the result of the Bank’s rates on interest-bearing liabilities declining at a faster pace than the yields earned on interest-earning assets.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.14% for the six months ended June 30, 2003 to 118.72% for the six months ended June 30, 2004.

Provision for loan losses

The provision for loan losses for the first six months of 2004 was $1,250,000 or $490,000 more than the provision recorded during the six months ended June 30, 2003.  The increase was due to an increase in non-performing loans of approximately $2,544,000 since December 31, 2003.  Most of the provision for loan losses was recorded during the first quarter of 2004, when non-performing loans increased $4,398,000.   The increase in non-performing loans was due primarily to a single commercial relationship consisting of two loans of $4,825,000 in the aggregate.  These two loans migrated to non-performing status during the first quarter of 2004.  For more detailed information, refer to the sections titled “Allowance for Loan Loss” and “Non-performing Assets” under the Comparison of Financial Condition at June 30, 2004 and December 31, 2003.

Other income

For the first six months of 2004, other income was $200,000, or 9%, lower compared to the same period in 2003.  Other income was lower, in 2004, due primarily to increased losses recorded from the sales of leased assets and less net gains recorded from the sales of investment securities.  Sales of mortgage loans into the secondary market declined $330,000 due to the aforementioned decline in loan refinance activity.  Partially offsetting these items was growth in service charges on deposit accounts and other fees and charges, including an increase in the cash surrender value of bank owned life insurance.

Other expenses

For the first six months of 2004, other expenses increased $505,000, or 8%, to $6,814,000 from the $6,309,000 recorded during the first six months of 2003.  The primary cause of the increase was a $220,000 increase in salary and benefits expense, a $58,000 increase in premises and equipment expenses and an increase of $224,000 other operating expenses.  The increase in salaries and benefits was due to added staff in key positions in 2004, increased incentive compensation and the related payroll taxes and the escalating costs of the Bank’s various benefit programs.  The increase in premises and equipment was largely due to increased equipment repairs and rentals, partially offset by decreases in the expenses to maintain the buildings and grounds.  The increase in other operating expenses was primarily the result of recognition of the estimated $278,000 obligation related to the retirement benefit afforded to the Company’s former chairman and president as described under the caption “Other expenses” in the Comparison of Results of Operations for the three months ended June 30, 2004 and June 30, 2003, above.

Income tax provision

For the six month periods ended June 30, 2004 and 2003, the Company recorded tax provisions of $432,000 and $599,000, respectively, representing effective tax rates of 21.8% and 24.9%, for each of the periods.  The effective tax rate for the periods differ due to the percentage of pre-tax earnings represented by tax-free income from the Bank’s portfolio of municipal securities, a portion of dividends received from its investment in equity securities, tax-free commercial mortgages and leases and the increase in the cash surrender value of the bank owned life insurance.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

Overview

Consolidated assets decreased $34,595,000, or 6%, during the six months ended June 30, 2004 to $540,621,000.  The asset decline resulted from a decrease in deposits of $24,139,000 and a decline in total borrowings of $9,942,000.  Cash and cash equivalents, investments and loans decreased $7,271,000, $17,991,000 and $9,954,000, respectively, since December 31, 2003.   Shareholders’ equity decreased $492,000 from $43,932,000, at December 31, 2003, to $43,440,000, at June 30, 2004.  The decrease in shareholders’ equity was attributable to a $1,543,000 net unrealized holding loss on available-for-sale securities, recorded within other comprehensive loss, partially offset by earnings net of dividends paid and an increase in common stock.  Common stock, net of treasury shares, grew from shares issued under the employee stock purchase and dividend re-investment plans.

A comparison of selected balance sheet information as of June 30, 2004 and December 31, 2003 follows:

Investment securities

The Bank’s investment policy is designed to complement its lending activities, generate a favorable return without incurring undue interest rate and credit risk, manage interest rate sensitivity, provide monthly cash flow and manage liquidity at acceptable levels.  In establishing investment strategies, the Bank considers its business and growth or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities held, permissible purchases, credit quality, maturity, call or average-life intervals and investment concentrations.

At the time of purchase, the Bank classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held to maturity (HTM).  To date, the Bank has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them.  The AFS designation affords Management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions.  Securities AFS are carried at fair market value in the consolidated balance sheet with an adjustment to stockholders’ equity, net of tax, which is presented under the caption “Accumulated other comprehensive income (loss)”.  Securities designated as HTM are carried at amortized cost.

At June 30, 2004, the carrying value of investment securities totaled $126,416,000 or 23% of total assets.  The portfolio is comprised of HTM and AFS securities with carrying values of $3,461,000 and $122,955,000, respectively.  Approximately 56% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency bonds and municipal bonds comprised 28% and 9% of the investment portfolio, respectively.

At June 30, 2004, the AFS portfolio had an estimated pre-tax market decline of $2,661,000 and an after-tax equity adjustment of $1,756,000.  This represents an after-tax depreciation of $1,543,000 in the estimated fair value from December 31, 2003.  The decline occurred due to the composition of the Bank’s investment portfolio which includes securities with yields less than what can be readily obtained from similar securities in the investment markets.

The amortized cost and fair value of investment securities HTM and AFS at June 30, 2004 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:

Mortgage-backed securities	$3,461	$119	$—	$3,580

Available-for-sale securities:
U.S. government agencies and corporations	$37,026	$—	$1,330	$35,696
Obligations of states and municipal subdivisions	11,253	40	277	11,016
Corporate bonds	3,992	26	—	4,018
Mortgage-backed securities	68,324	104	1,391	67,037

Sub total	120,595	170	2,998	117,767

Equity securities:
Restricted (regulatory equity)	4,742	—	—	4,742
Other	279	167	—	446

Total available-for-sale	$125,616	$337	$2,998	$122,955

Total securities	$129,077	$456	$2,998	$126,535

The amortized cost and fair value of investments held-to-maturity and available-for-sale by contractual maturity at June 30, 2004 are as follows (dollars in thousands):

	Amortized cost	Market value
Held-to-maturity securities:
Due after ten years	$3,461	$3,580

Available-for-sale securities:
One year or less	$200	$202
One through five years	3,432	3,369
Five through ten years	22,539	21,869
Over ten years	26,100	25,290
Total agency and muncipal	52,271	50,730

Mortgage-backed securities	68,324	67,037
Equity securities	5,021	5,188
Total available-for-sale	$125,616	$122,955

Total securities	$129,077	$126,535

Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalty.  Federal agency and municipal securities are included based upon their original stated maturity.  Mortgage-backed securities, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.  Equity securities, which have no stated maturity and are listed in total, include stock of the Federal Home Loan Bank which is carried at cost.

Loans available - for- sale (AFS)

Upon origination, certain residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS.  Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease interest income would be negatively affected.  To better manage interest rate risk, loans that meet these conditions may be classified as AFS.  Consideration is also given to the current liquidity position and expected future liquidity needs.  Loans AFS are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Unrealized gains are recognized to the extent of previous write-downs.

At June 30, 2004, loans AFS totaled $1,262,000, compared to $19,864,000, at December 31, 2003 or a decrease of $18,602,000.  During the second quarter, the Bank transferred higher yielding mortgage loans with relatively shorter lives with aggregate principal balances of $11,246,000 and aggregate market values of $11,446,000 from the AFS to its loan portfolio.  The loans were transferred at the lower of cost or market and therefore, no gain or loss was recognized.  The Bank has both the ability and intent to hold these loans until maturity and they will continue to provide the Bank with yields in excess of current market rates.  In addition, by transferring the loans from the AFS to the loan portfolio, the Bank will no longer be required to apply lower-of-cost-or market treatment to the principal balance.  In an increasing interest rate environment, the loans AFS could attain market values significantly below their principal balances and, as a result, could create a significant drag on current earnings.  During 2004, loans totaling $11,701,000 have been sold into the secondary market and gains of approximately $94,000 have been recognized.

Loans

The Bank originates commercial and commercial real estate loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The Bank continues to focus its efforts on the expansion of variable-rate portfolios of commercial lending as well as originations of fixed-rate residential, including multi-family and consumer loans.  The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less. Whenever practical, the Bank originates variable rate loans.

The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne counties of Pennsylvania.  Commercial lending activities generally involve a greater degree of credit risk than residential lending because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by commercial and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control.  Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations.  As such, commercial loans require more ongoing evaluation and monitoring that is occurring with the Bank’s credit administration and outsourced loan review functions.

Loans, net of unearned income increased from $371,979,000 at December 31, 2003, to $381,506,000 at June 30, 2004. During the second quarter, the Bank transferred residential mortgage loans with aggregate principal balances of $11,246,000 from the AFS to the loan portfolio.  See “Loans-available-for sale”, above for further discussion on these loans.

The following table sets forth the composition of the loan portfolio at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Residential real estate	$101,809,741	$90,779,488
Commercial and commercial real estate	221,538,503	221,275,922
Consumer and home equity	47,630,643	49,216,897
Real estate construction	7,378,988	7,267,616
Direct financing leases	3,277,593	3,685,802
Gross loans	381,635,468	372,225,725
Less:
Unearned discount	129,645	247,119
Allowance for loan losses	5,876,178	4,996,966
Net loans	$375,629,645	$366,981,640

Loans available-for-sale	$1,261,808	$19,863,577

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two levels are specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•                  Identification of specific problem loans by loan category by credit administration;

•                  Calculation of specific allowances required based on collateral and other persuasive evidence;

•                  Identification of loans collateralized by cash and marketable securities;

•                  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash, marketable securities and loans with specific allocations;

•                  Application of historical loss percentages (three year average) to pools to determine the allowance allocation; and

•                  Application of a qualitative factor adjustment percentage to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as explained above. The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

Net charge-offs for the six months ended June 30, 2004 were $371,000, compared to $878,000, for the same period in 2003.  Commercial and real estate mortgage net charge-offs decreased $99,000 and $63,000, respectively, for the six months ended June 30, 2004 compared to the same period in 2003.  Consumer loans experienced an $83,000 net charge-off during the first half of 2004 compared to a net charge-off of $401,000 in the first half of 2003.  Supplementing our existing loan work-out officer with a seasoned credit administration officer and collections manager has enabled us to aggressively manage and timely pursue the recovery of previously written-off loans.  Recovery of previous loan write-offs increased $200,000 during the first half of 2004, compared to the same period in 2003.

Management believes that the current balance in the allowance for loans losses of $5,876,000 is sufficient to withstand the identified potential credit quality issues that may arise that are inherent to the loan portfolio.  Currently, Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual status nor past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.54% at June 30, 2004 compared to 1.28% at December 31, 2003.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the six months ended June 30, 2004	As of and for the year ended December 31, 2003	As of and for the six months ended June 30, 2003

Balance at beginning of period	$4,996,966	$3,899,753	$3,899,753

Provision charged to operations	1,250,000	3,715,000	760,000

Charge-offs:
Commercial	319,370	1,334,144	317,352
Real estate	122,943	502,846	186,182
Consumer	201,025	1,166,831	439,598
Lease financing	44,519	92,264	51,539
Total	687,857	3,096,085	994,671

Recoveries:
Commercial	171,184	204,137	70,190
Real estate	8,010	34,168	8,086
Consumer	118,051	229,879	38,767
Lease financing	19,824	10,114	—
Total	317,069	478,298	117,043

Net charge-offs	370,788	2,617,787	877,628

Balance at end of period	$5,876,178	$4,996,966	$3,782,125

Total loans, end of period	$382,767,632	$391,842,183	$387,167,312

	As of and for the six months ended June 30, 2004		As of and for the year ended December 31, 2003		As of and for the six months ended June 30, 2003
Net charge-offs to:
Loans, end of period	0.10%		0.67%		0.23%
Allowance for loan losses	6.31%		52.39%		23.20%
Provisions for loan losses	29.66%		70.47%		115.48%

Allowance for loan losses to:
Total loans	1.54%		1.28%		0.98%
Non-accrual loans	56.93%		68.24%		77.66%
Non-performing loans	54.28%		60.34%		47.43%
Net charge-offs	15.85	x	1.91	x	4.31	x

Loans 30-89 days past due and still accruing	$3,964,766		$3,974,821		$6,366,530
Loans 90 days past due and accruing	$502,686		$957,971		$3,103,903
Non-accrual loans	$10,322,405		$7,323,014		$4,870,361
Allowance for loan losses to loans 90 days or more past due and accruing	11.69	x	5.22	x	1.22	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  The Bank did not have restructured loans at June 30, 2004 or December 31, 2003.  As of June 30, 2004, non-performing assets represented 2.04% of total assets compared to 1.52% at December 31, 2003.

The non-accrual loan balance increased $2,999,000, to $10,322,000 during the first six months of 2004.  Loans classified as non-accrual of $6,100,000 were added during the first six months of 2004 of which $233,000 was subsequently collected.  The increase was primarily in commercial loans caused mostly by a single relationship with two loans totaling $4,825,000.  These two loans have been subsequently assumed by a new operating entity but will remain on non-accrual status until a repayment history is developed.  This increase was partially offset by total payoffs or pay downs of $1,446,000, charge offs of $456,000 and $1,140,000 of loans that have migrated to performing status.

Foreclosed assets held for sale includes other real estate owned (OREO) and repossessed assets.  The $216,000 OREO balance is represented by three properties that were foreclosed upon and transferred from loans.  All of the properties are currently listed for sale with a realtor.  Repossessed assets represent indirect auto loans, the payments of which have become delinquent and the vehicles repossessed.

Non-performing loans increased $2,544,000 since December 31, 2003. The increase was primarily in commercial loans as described above.  The ratio of non-performing loans to end of period total loans increased 73 basis points, during the six month period. For the same period in 2003, the ratio of non-performing loans to total loans was 2.08%, compared to 2.87% in 2004, or an increase of 79 basis points.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2004	December 31, 2003	June 30, 2003

Loans past due 90 days or more and accruing	$502,686	$957,971	$3,103,903
Non-accrual loans	10,322,405	7,323,014	4,870,361
Total non-performing loans	10,825,091	8,280,985	7,974,264

Restructured loans	—	—	1,351,461
Other real estate owned	216,254	394,246	145,892
Repossessed assets	12,334	72,920	110,013
Total non-performing assets	$11,053,679	$8,748,151	$9,581,630

Net loans including AFS	$376,891,453	$386,845,217	$383,385,187
Total assets	$540,620,844	$575,215,466	$585,780,767
Non-accrual loans to net loans	2.74%	1.89%	1.27%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.93%	2.26%	2.50%
Non-performing assets to total assets	2.04%	1.52%	1.64%
Non-performing loans to net loans	2.87%	2.14%	2.08%

Other assets

The $1,106,000 increase in other assets from $3,072,000, at December 31, 2003, to $4,178,000, at June 30, 2004, was primarily due to an increase in the deferred tax asset of $923,000, $737,000 of which resulted from the change in the estimated fair value of investment securities AFS.  The balance of the increase in other assets is from normal recurring operations.

Deposits

The Bank is a community-based commercial financial institution and offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include passbook and statement savings accounts, NOW, money market, demand deposit and certificates of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Bank’s deposits are obtained from the communities surrounding the 12 branch offices.  We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and long-standing customer relationships.

To determine the levels of deposit rates, consideration is given to local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Although we have experienced a continued intense competition for deposits, we have not increased rates significantly as we only consider cost effective strategies in a relatively low interest rate environment.

The following table represents the components of deposits as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003	Dollar change	Percent change
Non-interest-bearing deposits
Personal	$27,628,120	$26,206,156	$1,421,964	5.43%
Non-personal	28,342,822	29,561,169	(1,218,347)	-4.12%
Public fund	4,103,206	3,635,074	468,132	12.88%
Bank checks	5,893,675	4,996,259	897,416	17.96%
Total	$65,967,823	$64,398,658	$1,569,165	2.44%

Time deposits
of $100,000 or greater
Personal	$67,266,143	$78,560,841	$(11,294,698)	-14.38%
Non-personal	17,749,264	16,057,391	1,691,873	10.54%
Public fund	11,855,135	12,412,714	(557,579)	-4.49%
IRA’s	5,577,258	5,826,474	(249,216)	-4.28%
Total	$102,447,800	$112,857,420	$(10,409,620)	-9.22%

Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$75,067,552	$83,057,733	$(7,990,181)	-9.62%
Non-personal	4,511,876	5,387,417	(875,541)	-16.25%
Public fund	643,082	597,772	45,310	7.58%
IRA’s	19,108,245	19,694,374	(586,129)	-2.98%
sub total	99,330,755	108,737,296	(9,406,541)	-8.65%
NOW accounts	37,824,241	44,290,199	(6,465,958)	-14.60%
Money market deposits	28,098,009	28,284,225	(186,216)	-0.66%
Savings and clubs	43,635,292	42,874,748	760,544	1.77%
Total	$208,888,297	$224,186,468	$(15,298,171)	-6.82%

Total deposits
Noninterest-bearing deposits	$65,967,823	$64,398,658	$1,569,165	2.44%
Interest-bearing deposits	311,336,097	337,043,888	(25,707,791)	-7.63%
Total	$377,303,920	$401,442,546	$(24,138,626)	-6.01%

Public funds
Noninterest-bearing	$4,103,206	$3,635,074	$468,132	12.88%
Certificates of deposit	12,498,217	13,010,486	(512,269)	-3.94%
NOW accounts	8,577,974	9,850,661	(1,272,687)	-12.92%
Money market deposits	3,763,693	8,029,671	(4,265,978)	-53.13%
Savings and clubs	1,519,879	3,278,114	(1,758,235)	-53.64%
Total	$30,462,969	$37,804,006	$(7,341,037)	-19.42%

Internet deposits
Noninterest-bearing	$—	$27,505	$(27,505)	-100.00%
Interest-bearing	4,300,905	4,915,604	(614,699)	-12.51%
Total	$4,300,905	$4,943,109	$(642,204)	-12.99%

Total assets	$540,620,844	$575,215,466
Total deposits to total assets	69.79%	69.79%
Internet deposits to total deposits	1.14%	1.23%
Public funds to total deposits	8.07%	9.42%
Public funds to total assets	5.63%	6.57%

Total deposits decreased $24,139,000 or 6% during the first six months of 2004 to $377,304,000.  Total average deposits decreased $18,720,000 or 5% from $412,068,000, at December 31, 2003 to $393,348,000 at June 30, 2004.

Non-interest bearing demand deposits (DDA’s) are an important source of funds for the Bank as they lower the overall deposit costs.  The average balance of these accounts increased $4,941,000 or approximately 8%.  To remain competitive in the markets in which we operate, rates on most interest-bearing deposit products were increased modestly in 2004.  However, management expects approximately 34% of the certificate of deposit portfolio to re-price to lower market rates over the next year.  Specifically, over $20,000,000 that remains in the thirty-month time deposit product, if retained, will re-price in the next 12 months.

During the first six months of 2004, the Bank’s deposit mix, though concentrated in time deposits, experienced a decline in most deposit categories.  Core deposits, which excludes time deposits of $100,000 or greater, decreased $13,729,000 or 5% during the first six months of 2004, to $274,856,000.  The Bank experienced a reduction in its transactional deposit products which includes both DDA’s and NOW accounts.  Checking accounts which includes transactional accounts, less “bank checks”, decreased $5,794,000 or 6%, while savings and club accounts increased $761,000 or 2%.  Money market accounts decreased minimally throughout 2004.

Time deposits of $100,000 or greater decreased $10,410,000, or 9%, from $112,857,000 million at December 31, 2003 to $102,448,000 at June 30, 2004.  This high-costing time deposit reduction occurred mostly from the run-off of thirty-month personal certificate of deposit accounts.  The time deposit run-off is suspected to have gone to other institutions offering promotional short-term, above market rate products, in which management believes a portion may be recaptured later in 2004.  Total time deposits, at June 30, 2004, were $201,779,000 or 53% of total deposits compared to $221,595,000 million or 55% at December 31, 2003.  Approximately $67,816,000, or 34%, of total time deposits or 18% of total deposits are scheduled to mature in 2004.  These maturing time deposits provide an opportunity for the Bank to service these customers and retain these deposits at potentially lower rates.  The tiered money market deposit account along with the twenty-four and thirty-six month Smart certificate of deposit accounts, which provides the customer the ability to step up to a potentially higher rate at the one year anniversary, were successful products that have captured part of these maturing deposits and

Public funds have been a somewhat stable source of deposits and now represent $30,463,000 or 8% of total deposits at June 30, 2004 compared to $37,804,000 or 9% at December 31, 2003.  The Bank is able to maintain public funds due to long established relationships and competitive product pricing. However, Management recognizes that public fund deposits are sensitive to the operating demands and business cycles of the various public entities as well as the forever-changing political landscape.  As such, the Bank could continue to experience shifts and outflows of these balances throughout the year.

The Bank has begun implementation strategies with increased emphasis on expansion of commercial and consumer relationships, with a goal to increase lower costing core deposits, curtail deposit outflows, retain maturing time deposits and grow the deposit base to a higher level.  To maintain and grow the Bank’s asset size will be largely dependent upon deposit retention and new customer relationships.

Borrowings

Borrowings totaled $116,691,000 at June 30, 2004 compared to $126,633,000 at December 31, 2003.

Borrowings are used as a complement to deposit generation as an alternative funding source.  The Bank will Borrow from the Federal Home Loan Bank for asset growth and liquidity needs.  Included in borrowings is short-term customer repurchase (repos) agreements of $38,360,000 and $39,363,000, at June 30, 2004 and December 31, 2003, respectively. Repos are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank.  Repos offered are either fixed-term or a daily-sweep product of the Bank.  The balance in customer repurchase agreements fluctuates daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.  Borrowings also included $71,500,000 and $71,876,000 in long-term advances from the Federal Home Loan Bank, at June 30, 2004 and December 31, 2003, respectively.

The combined short- and long-term weighted-average interest rate on borrowings was 3.77% and 3.39% at June 30, 2004 and December 31, 2003, respectively.

Accrued interest payable and other liabilities

Accrued expenses and other liabilities decreased $21,000 during the first six months of 2004 and represents fluctuations that would be considered normal recurring operating transactions.  Accrued interest payable decreased $167,000 while other liabilities and accrued expenses increased $146,000.

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

At June 30, 2004, the Company maintained a one-year cumulative positive gap of $38,054 or 7.04% of total assets.  The effect of this gap position provided a positive mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of declining interest rates.  Conversely, in an increasing interest rate environment, net income could be positively affected because more assets will reprice during a one-year period.

	Interest sensitivity gap at June 30, 2004
	3 months or less	3 through 12 months	1 through 3 years	Over 3 years	Total
	(dollars in thousands)

Cash and cash equivalents	$427	$—	$—	$11,533	$11,960
Investment securities	3,802	12,626	32,403	77,585	126,416
Loans	121,412	97,266	81,297	76,916	376,891
Fixed and other assets	—	7,455	—	17,899	25,354
Total assets	$125,641	$117,347	$113,700	$183,933	$540,621
Total cumulative assets	$125,641	$242,988	$356,688	$540,621

Non interest-bearing transaction deposits	$—	$6,596	$18,141	$41,231	$65,968
Interest-bearing transaction deposits	5,620	51,969	41,786	10,182	109,557
Time deposits	31,281	64,755	93,330	12,413	201,779
Repurchase agreements	28,188	3,887	6,285	—	38,360
Short-term borrowings	6,830	—	—	—	6,830
Long-term debt	202	5,606	1,616	64,076	71,500
Other liabilities	—	—	—	3,187	3,187
Total liabilities	$72,121	$132,813	$161,158	$131,089	$497,181
Total cumulative liabilities	$72,121	$204,934	$366,092	$497,181

Interest sensitivity gap	$53,520	$(15,466)	$(47,458)	$52,844

Cumulative gap	$53,520	$38,054	$(9,404)	$43,440

Cumulative gap to total assets	9.90%	7.04%	(1.74)%	8.04%

Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.  In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization.  For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge of and experience with loan products.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2004 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2004 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	9.1%	(21.4)%
Net income	25.1	(58.3)

Economic value at risk:
Percent change in:
Economic value of equity	(21.6)	(16.9)
Economic value of equity as a percent of book assets	(2.1)	(1.7)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2004, under alternate interest rate scenarios using the income simulation model described above:

Change in interest rates	Net interest income	Dollar variance	Percent change
	(dollars in thousands)

+200 basis points	$18,978	$1,576	9.1%
+100 basis points	18,168	766	4.4%
Flat rate	17,402	—	—
-100 basis points	15,909	(1,493)	(8.6)%
-200 basis points	13,686	(3,716)	(21.4)%

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

At June 30, 2004, the Company maintained $12.0 million in cash and cash equivalents.  In addition, the Company had $1.3 million of loans available-for-sale and $123.0 million in investments available-for-sale.  This combined total of $136.3 million represented 25% of total assets at June 30, 2004.  Management believes that the present level of liquidity adequate for current operations.

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios (set forth in the following table as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Capital is evaluated in relation to total assets and the risk associated with those assets.  As of June 30, 2004, the Company meets all capital adequacy requirements to which it is subject.  Both the Company’s and the Bank’s actual capital amounts and ratios are presented.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital
(to risk-weighted assets)
Consolidated	$49,841,204	13.56%	$29,402,386	8.00%	N/A	N/A
Bank	$49,511,271	13.49%	$29,369,597	8.00%	$36,711,996	10.00%
Tier 1 capital
(to risk-weighted assets)
Consolidated	$45,155,912	12.29%	$14,701,193	4.00%	N/A	N/A
Bank	$44,896,307	12.23%	$14,684,799	4.00%	$22,027,198	6.00%
Tier 1 Capital
(to average assets)
Consolidated	$45,155,912	8.19%	$22,065,349	4.00%	N/A	N/A
Bank	$44,896,307	8.14%	$22,051,255	4.00%	$27,564,069	5.00%

Item 4.                                         Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Operating and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

None

Item 3.                                         Default upon Senior Securities

None

Item 4.                                         Submission of Matters to a Vote by Security Holders

At the annual meeting of shareholders held on May 4, 2004, the judges of election made the report concerning the results of balloting.  Holders of 1,419,390 shares of common stock, representing 77.6% of the total number of shares outstanding, were represented in person or by proxy at the 2004 annual meeting of shareholders.  The following votes were cast:

Election of Class C Directors to serve for a three-year term:

	For	Withhold Authority	Abstain
Brian J. Cali	1,379,461	39,929	-0-
Patrick J. Dempsey	1,386,560	32,830	-0-

Ratification of independent certified public accountants:

	For	Against	Abstain
Parente Randolph, PC	1,397,937	11,437	10,016

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

10.7

Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004 and Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.

10.8

Employment Agreement between Registrant, The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated June 21, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

10.9

Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July30, 2004.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

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

b)             Current Reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2004:

On June 22, 2004, Fidelity D&D Bancorp, Inc. announced the hiring of Steven C. Ackmann as President and Chief Executive Officer of its wholly owned subsidiary, The Fidelity Deposit and Discount Bank.  An employment agreement was included with the Form 8-K filing of June 24, 2004, by exhibit thereto.

FIDELITY D&D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D&D BANCORP, INC.

Date: August 13, 2004	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
Vice President and Chief Operating Officer

Date: August 13, 2004	/s/ Salvatore R. DeFrancesco, Jr.
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

*

10.3

Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

*

10.4

Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

*

10.5	Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.		*

10.6	Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.		*

10.7	Registrants’s2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.		*

10.8

Employment Agreement between Registrant, The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated June 21, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

			*

10.9

Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

			*

11	Statement regarding computation of earnings per share. Included herein.	8

14	Code of Ethics. Incorporated by reference to Exhibit 14 to Registrant’s 2003 Annual Report filed on form 10K filed with the SEC on March 29, 2004.		*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	34

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	35

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37

* - Incorporated by Reference