Form 10-Q
period 2004-09-30
FIDELITY D & D BANCORP INC
filed 2004-11-10
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2004

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 29, 2004, the latest practicable date, was 1,835,462 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2004

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$11,393,545	$13,148,199
Interest-bearing deposits with financial institutions	721,531	6,083,402
Federal funds sold	950,000	—
Total cash and cash equivalents	13,065,076	19,231,601

Available-for-sale securities	127,122,632	139,695,232
Held-to-maturity securities	3,255,986	4,712,142
Loans and leases, net (allowance for loan losses of $6,108,966 in 2004 and $4,996,966 in 2003)	376,746,786	366,981,640
Loans available-for-sale (fair value $333,075 in 2004; $20,500,507 in 2003)	329,777	19,863,577
Bank premises and equipment, net	11,365,098	12,091,937
Cash surrender value of bank owned life insurance	7,533,903	7,293,538
Other assets	3,290,685	3,071,552
Accrued interest receivable	2,135,909	1,807,081
Foreclosed assets held for sale	325,170	467,166
Total assets	$545,171,022	$575,215,466
LIABILITIES
Deposits
Non-interest-bearing	$65,621,626	$64,398,658
Certificates of deposit of $100,000 or more	99,209,191	112,857,420
Other interest-bearing deposits	210,598,885	224,186,468
Total deposits	375,429,702	401,442,546

Long-term debt	76,310,517	71,876,034
Short-term borrowings	44,489,958	54,756,978
Accrued interest payable and other liabilities	3,061,301	3,208,009
Total liabilities	499,291,478	531,283,567
SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 1,835,462 shares in 2004 and 1,828,270 shares in 2003	9,934,165	9,698,879
Treasury stock, at cost	—	(196,048)
Retained earnings	35,794,667	34,641,976
Accumulated other comprehensive income (loss)	150,712	(212,908)
Total shareholders’ equity	45,879,544	43,931,899
Total liabilities and shareholders’ equity	$545,171,022	$575,215,466

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest income
Interest and fees on loans:
Taxable	$5,386,418	$5,550,672	$16,260,004	$17,168,633
Nontaxable	75,264	100,017	233,780	305,354
Leases	34,089	68,773	126,435	239,608
Interest-bearing deposits with financial institutions	1,861	1,087	4,071	5,456
Investment securities:
US Government agencies	1,064,878	897,928	3,356,887	3,290,892
States and political subdivisions (nontaxable)	114,858	108,079	366,564	332,965
Other securities	59,303	47,298	155,235	180,348
Federal funds sold	1,028	9,372	11,238	44,552
Total interest income	6,737,699	6,783,226	20,514,214	21,567,808
Interest expense
Certificates of deposit of $100,000 or more	700,172	1,125,724	2,301,440	3,733,010
Other deposits	903,016	1,305,852	2,873,866	4,135,547
Securities sold under repurchase agreements	119,240	103,554	323,501	395,478
Other short- and long-term borrowings and other	997,357	907,728	2,973,383	2,702,298
Total interest expense	2,719,785	3,442,858	8,472,190	10,966,333
Net interest income	4,017,914	3,340,368	12,042,024	10,601,475
Provision for loan losses	450,000	300,000	1,700,000	1,060,000
Net interest income, after provision for loan losses	3,567,914	3,040,368	10,342,024	9,541,475
Other income:
Service charges on deposit accounts	554,394	552,181	1,620,614	1,373,072
Gain on sale of:
Investment securities	—	—	9,497	213,828
Loans	61,065	79,254	155,452	503,660
Loss on leased assets	(50,690)	(57,197)	(205,876)	(146,791)
Gain (loss) on foreclosed assets held for sale	4,102	20,461	(4,116)	(19,711)
Fees, other service charges and other income	579,867	425,913	1,590,469	1,314,137
Total other income	1,148,738	1,020,612	3,166,040	3,238,195
Other operating expenses:
Salaries and employee benefits	1,745,107	1,660,377	5,193,127	4,888,554
Premises and equipment	690,847	711,272	2,128,474	2,090,683
Advertising	158,193	110,727	303,385	253,232
Other	1,063,647	710,536	2,846,543	2,269,489
Total other operating expenses	3,657,794	3,192,912	10,471,529	9,501,958
Income before provision for income taxes	1,058,858	868,068	3,036,535	3,277,712
Provision for income taxes	245,346	183,433	677,223	782,806
Net income	$813,512	$684,635	$2,359,312	$2,494,906
Per share data:
Net income - basic	$0.45	$0.38	$1.29	$1.37
Net income - diluted	$0.45	$0.38	$1.29	$1.37
Dividends	$0.22	$0.22	$0.66	$0.66

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2003 and 2004

						Accumulated other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2002 (audited)	1,825,363	$9,590,142	(5,987)	$(221,559)	$34,600,626	$1,265,224	$45,234,433
Comprehensive income:
Net income					2,494,906		2,494,906
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						(1,255,252)	(1,255,252)
Comprehensive income							1,239,654
Issuance of common stock through Employee Stock Purchase Plan			1,264	42,654			42,654
Dividends reinvested through Dividend Reinvestment Plan	3,133	109,918	7,529	278,929			388,847
Stock options exercised			800	29,800			29,800
Purchase of treasury stock			(12,720)	(457,920)			(457,920)
Dividends declared					(1,201,632)		(1,201,632)
Balance, September 30, 2003 (unaudited)	1,828,496	$9,700,060	(9,114)	$(328,096)	$35,893,900	$9,972	$45,275,836

Balance, December 31, 2003 (audited)	1,828,270	$9,698,879	(5,227)	$(196,048)	$34,641,976	$(212,908)	$43,931,899
Comprehensive income:
Net income					2,359,312		2,359,312
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						363,620	363,620
Comprehensive income							2,722,932
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan	7,192	243,615	3,592	134,678			378,293
Dividends declared					(1,206,621)		(1,206,621)
Balance, September 30, 2004 (unaudited)	1,835,462	$9,934,165	—	$—	$35,794,667	$150,712	$45,879,544

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$2,359,312	$2,494,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	911,171	942,335
Amortization of securities (net of accretion)	441,223	1,366,784
Provision for loan losses	1,700,000	1,060,000
Deferred income tax	(594,889)	(377,970)
Write-down of foreclosed assets held-for-sale	121,789	543,752
Increase in cash surrender value of life insurance	(240,365)	(201,929)
Gain on sale of investment securities	(9,497)	(213,828)
Gain on sale of loans	(155,452)	(503,660)
Loss on sale of foreclosed assets held- for-sale	4,116	19,711
Loss on sale of leased assets	205,876	146,792
Loss on disposal of equipment	3,661	—
Amortization of loan servicing rights	71,078	206,255
Net (increase) decrease in accrued interest receivable and other assets	(184,878)	277,531
Net (decrease) increase in accrued interest payable and other liabilities	(146,708)	282,842
Net cash provided by operating activities	4,486,437	6,043,521
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and paydowns	1,445,868	6,095,371
Available-for-sale securities:
Proceeds from sales	5,472,762	49,933,261
Proceeds from maturities, calls and paydowns	19,920,791	46,416,179
Purchases	(12,691,452)	(95,353,175)
Proceeds from sale of loans available-for-sale	15,491,238	22,817,694
Net increase in loans and leases	(8,648,029)	(25,553,632)
Purchase of life insurance policies	—	(7,000,000)
Proceeds from sale of leased assets	753,007	980,072
Acquisition of bank premises and equipment	(187,993)	(563,788)
Proceeds from sale of credit card receivables	—	2,977,526
Proceeds from sale of foreclosed assets held-for-sale	411,514	620,592
Net cash provided by investing activities	21,967,706	1,370,100
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,222,968	9,700,484
Net decrease in certificates of deposit of $100,000 or more	(13,648,229)	(11,609,343)
Net decrease in other interest-bearing deposits	(13,587,583)	(2,474,253)
Net decrease in short-term borrowings	(10,267,020)	(4,430,396)
Purchase of treasury stock	—	(457,920)
Net increase in long-term borrowings	4,434,483	—
Dividends paid, net of dividend reinvestment	(828,328)	(812,786)
Proceeds from exercise of stock options	—	29,800
Proceeds from employee stock purchase plan	53,041	42,654
Net cash used in by financing activities	(32,620,668)	(10,011,760)
Net decrease in cash and cash equivalents	(6,166,525)	(2,598,139)
Cash and cash equivalents, beginning	19,231,601	26,219,247
Cash and cash equivalents, ending	$13,065,076	$23,621,108

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

In the opinion of management, the consolidated balance sheets as of September 30, 2004 and December 31, 2003 and the related consolidated statements of income for each of the three and nine month periods ended September 30, 2004 and September 30, 2003 and changes in shareholders’ equity and cash flows for each of the nine month periods ended September 30, 2004 and September 30, 2003 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during these periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses, as of September 30, 2004, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The fair market value of residential mortgage loans, classified as available-for-sale (AFS), is obtained from the Federal National Mortgage Association (Fannie Mae).  The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source.  To determine the fair market value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  As of September 30, 2004, the Company had only student loans classified as AFS.

2. Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted- average number of common shares outstanding plus the number of incremental shares that would be outstanding after giving effect to the assumed exercise of the stock options whose strike price is below the market price (in the money options).

The following data illustrates the amounts used in computing EPS and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the nine months ended September 30, 2004 and 2003:

	Income numerator	Weighted-average common shares denominator	EPS
September 30, 2004
Basic EPS	$2,359,312	1,828,814	$1.29
Dilutive effect of potential common stock:
Stock options:
Exercise of outstanding options		5,100
Hypothetical share repurchase at $35.00		(4,517)
Diluted EPS	$2,359,312	1,829,397	$1.29

September 30, 2003
Basic EPS	$2,494,906	1,820,446	$1.37
Dilutive effect of potential common stock:
Stock options:
Exercise of outstanding options		10,600
Hypothetical share repurchase at $36.25		(9,691)
Diluted EPS	$2,494,906	1,821,355	$1.37

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

The alternative fair value method of accounting for stock-based compensation provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models, such as the Black-Scholes option pricing model.  The Black-Scholes option pricing model was not developed for use in valuing stock options granted under employer stock option plans.  Rather, the Black-Scholes option pricing model was developed for use in estimating the fair market value of short-term options traded in organized exchanges.  Options traded in organized exchanges have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected or implied volatility of the options underlying stock.  Since the options granted under the Company’s stock option plans have characteristics significantly different from those of marketable options and because changes in the subjective input assumptions can materially impact the estimated fair market value, in Management’s opinion, the existing valuation models do no necessarily provide a reliable single measure of the fair market value of its employee stock options at the time of grant.  In 2003 and for the first nine months of 2004, the Company did not grant stock options under any of its stock plans.

Item 2.                                         Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2004 and December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.  Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2003 Annual Report filed on Form 10-K.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s various deposit products and income from loan and other banking, trust and asset management service fees and increases in the cash surrender value of the bank owned life insurance.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Overview

Net income for the third quarter of 2004 was $814,000, an increase of $129,000 or 19% from the $685,000 recorded in the same quarter in 2003.  Diluted earnings per share for the three months ended September 30, 2004 improved to $0.45 from $0.38 for the three months ended September 30, 2003.

The quarter-to-quarter comparison included an increase in net interest income and an increase in non-interest income.  These items were partially offset by an increase in the provision for loan losses, an increase in non-interest expense and an increase in the provision for income taxes.

Return on average assets and return on average equity were 0.60% and 7.29%, respectively, for the three months ended September 30, 2004 compared to 0.48% and 6.09%, respectively, for the same period in 2003.

Net interest income

Net interest income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities as well as the relative levels and movements of interest rates.

Net interest income increased $677,000, or 20%, to $4,017,000 in the third quarter of 2004, from the $3,340,000 recorded in the same period of 2003.  The increase was attributable to a 46 basis point decrease in rates paid on average interest-bearing liabilities in conjunction with a $29,131,000 decrease in the average balances on which they are paid.  The decrease in average interest-bearing liabilities was predominantly in the Bank’s certificate of deposits, which experienced a decline of $50,049,000 on average, from high cost thirty-month product maturities and public fund certificate runoff, when compared to the average balances for the third quarter of 2003.  As a result, interest expense declined $723,000, or 21%, in the third quarter of 2004 compared to the same 2003 quarter.  Compared to the third quarter of 2003, average interest-earning assets were $20,022,000 lower than the same quarter of 2004 due to called, matured or pay-downs of investment securities.  Despite the low interest rate environment, the book yield on interest-earning assets increased 18 basis points to 5.26% in the 2004 quarter, primarily due to higher yields on the Bank’s portfolio of mortgage-backed securities which represents the highest concentration of investments in the Bank’s investment portfolio.  During the 2003 quarter, the Bank experienced a higher amount of bond premium amortization caused by a significantly high volume of mortgage prepayments.  The prepayment activity has eased in 2004 and has resulted in lower amortization of bond premium.  Partially offsetting the increased yield in the investment portfolio, the Bank’s loan portfolio continues to re-price lower.  The book yield on the loan portfolio decreased 17 basis points for the three months ended September 30, 2004 compared to the same period in 2003.

The tax-equivalent yield on average interest-earning assets increased 14 basis points to 5.34% for the quarter ended September 30, 2004 compared to the third quarter of 2003.  During the third quarter of 2004 the Bank’s tax equivalent margin and spread both increased 60 basis points compared to the third quarter of 2003.  The increase in margin and spread is the result of the rates on the Bank’s interest-bearing liabilities declining at a faster pace than the yields earned on interest-earning assets.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax equivalent earnings and expenses and annualized tax-equivalent yield and rate for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2004	2003	2004	2003	2003
Average earning assets:
Loans and leases	$381,227	$383,902	$387,981	$386,130	$387,099
Investments	127,720	141,573	134,180	144,234	144,759
Federal funds sold	308	3,957	1,572	5,061	3,919
Interest-bearing deposits	701	546	651	782	761
Total	$509,956	$529,978	$524,384	$536,207	$536,538

Average interest-bearing liabilities:
Other interest-bearing deposits	$110,946	$102,687	$110,741	$98,397	$100,699
Certificates of deposit	197,586	247,635	210,437	258,520	250,482
Borrowed funds	76,668	64,617	78,103	65,354	69,471
Repurchase agreements	40,279	39,671	41,071	41,517	41,355
Total	$425,479	$454,610	$440,352	$463,788	$462,007

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2004	2003	2004	2003	2003
Interest income:
Loans and leases	$5,535	$5,771	$16,741	$17,871	$23,440
Investments	1,307	1,165	4,095	3,995	5,443
Federal funds sold	1	9	11	45	46
Interest-bearing deposits	2	1	4	5	6
Total	$6,845	$6,946	$20,851	$21,916	$28,935

Interest expense:
Other interest-bearing deposits	$186	$146	$547	$532	$697
Certificates of deposit	1,418	2,286	4,628	7,337	9,334
Borrowed funds	997	907	2,973	2,702	3,703
Repurchase agreements	119	104	324	395	503
Total	$2,720	$3,443	$8,472	$10,966	$14,237

Net Interest Income	$4,125	$3,503	$12,379	$10,950	$14,698

Yield on average earning assets	5.34%	5.20%	5.31%	5.46%	5.39%
Cost of average interest-bearing liabilities	2.54%	3.00%	2.57%	3.16%	3.08%

Net interest spread	2.80%	2.20%	2.74%	2.30%	2.31%

Net interest margin	3.22%	2.62%	3.15%	2.73%	2.74%

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending personnel

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses increased to $450,000, for the three months ended September 30, 2004, compared to $300,000 for the three months ended September 30, 2003.  The increase in the provision for loan losses was driven by the risk associated with the non-performing loans, which increased $2,006,000 from December 31, 2003.  During the third quarter of 2004, the special assets committee expanded the measurement criteria as a basis to determine the adequacy of the allowance for loan losses and implemented a more stringent standard for loans deemed to possess a higher risk of potential loss.  Loans that meet certain criteria have been assigned a higher reserve requirement and has resulted in an increase in the provision for loan losses during the quarter.  For more information, refer to the sections titled “Allowance for Loan Loss” and “Non-performing Assets” under the Comparison of Financial Condition at September 30, 2004 and December 31, 2003.

Other income

Other (non-interest) income consists of service charges or fees collected on the Bank’s various deposit and loan products, net mortgage servicing revenue, fees from trust, asset management and other financial services, the increase in cash surrender value of bank owned life insurance, the realized gains and losses from the sales of investment securities, loans, leased assets and foreclosed assets held for sale and other various classifications of non-interest related income.

Total other income increased $128,000, or 13% for the three months ended September 30, 2004 compared to the same period in 2003.  Amortization of mortgage servicing rights, an offset to non-interest income, declined $83,000 in the quarter ended September 30, 2004 compared to the same quarter in 2003.  During 2003, when interest rates were at near record lows, the Bank experienced a much higher volume of mortgage prepayments and refinancing which resulted in the acceleration of servicing rights amortization.  Increased activity from the Bank’s trust and financial services businesses resulted in a combined increase in fees of $54,000 over what was recorded for the third quarter of 2003.  These items were partially offset by declines in mortgage loan servicing charges and gains from sales of mortgages into the secondary market.  The surge in sales in 2003 was the result of the mortgage refinance activity that was spurred by the relatively low interest rate environment.  As a result of lower sales activity, income from mortgage servicing fees and gains from sales of loans declined $31,000 and $18,000, respectively, in the third quarter of 2004 compared to the same quarter of 2003.  Finally, during the third quarter of 2004, the Bank’s gain on sale of foreclosed assets held for sale was approximately $16,000 lower than what was recorded in the same quarter of 2003.

Other expenses

Other (non-interest) expenses increased $465,000, or 15% for the three months ended September 30, 2004 compared to the same period in 2003.  The increase was largely due to an $85,000 increase in compensation and employee benefits expense, a $47,000 increase in advertising and approximately $353,000 more in other operating expenses.  Operating expenses related to premises and equipment was down $20,000 quarter-to-quarter.  The increase in compensation and benefits was due to the hiring of additional experienced staff in key positions in 2004, increased incentive compensation and the related payroll taxes and the increased cost of various employee benefits.  The increase in advertising was due to the implementation of various direct marketing programs with focus on brand awareness.  These initiatives included advertising models which changed the way the Company reaches its markets and now uses alternative media resources.  In addition, the Bank implemented deposit product promotional campaigns during the quarter.  The increase in the other operating expenses was primarily the result of recording an incremental obligation related to the retirement benefit for the Company’s former chairman and president in the amount of $198,000.  The retirement benefit represents a present value obligation for certain benefits, to be paid periodically in the future, that include payments, reduced by appropriate taxes, and estimated medical insurance premiums.  Based upon the subjective nature of the medical insurance premium portion of the accrual, as it relates to future premium costs, and the uncertainty of the future benefit period to be covered, the Company may find it necessary to increase or decrease the accrual.  Variances in other operating expenses, for the third quarter of 2004 compared to the third quarter of 2003, include an increase in professional services of $110,000 caused by outsourcing of the internal audit function, increased FDIC premium, and increased legal and other contractual service fees.

Income tax provision

The difference between the expected provision and actual provision for income taxes is primarily due to tax-free income and use of low-income housing tax credits.

For the three months ended September 30, 2004, the Company recorded a tax provision of $245,000 compared to $183,000 for the three months ended September 30, 2003.  For the respective periods, the effective tax rates were 23.2% and 21.1%.  The effective tax rates for the periods differ due primarily to the percentage of pre-tax earnings represented by tax-free income from the Bank’s portfolio of municipal securities, a portion of dividends received from its investment in equity securities, tax-free commercial mortgages and leases and increases in the cash surrender value of the bank owned life insurance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Overview

Net income for the nine months ended September 30, 2004 declined 5% to $2,359,000 from $2,495,000 for the nine months ended September 30, 2003.  Diluted earnings per share decreased to $1.29 from $1.37 during the period 2003.

The decrease in net earnings recorded for the nine months ended September 30, 2004 was the result of an increase in the provision for loan losses, an increase in non-interest expense and a decrease in non-interest income.  These items were partially offset by an increase in net interest income.

Return on average assets and return on average equity were 0.57% and 7.11%, respectively, for the nine months ended September 30, 2004 compared to 0.58% and 7.36%, respectively, for the same period in 2003.

Net interest income

Net interest income increased $1,441,000, or 14%, to $12,042,000 for the nine months ended September 30, 2004, from $10,601,000 for the same period in 2003.  The increase was primarily due to a combined 59 basis point decline in rates paid on interest-bearing liabilities and a $23,436,000 decrease in average interest-bearing liabilities.  The average balances in the Bank’s certificates of deposit declined $48,083,000 from the average for the nine months of 2003, primarily from high cost thirty-month product maturities and public fund certificate runoff.  As a result, interest expense for the nine months ended September 30, 2004 declined $2,494,000 or 23%, compared to the same 2003 period.  Average interest-earning assets decreased $11,823,000 during the nine months ended September 30, 2004 compared to the same period in 2003.  The low interest rate environment that had been prevalent during the first half of 2004 caused book yields on interest-earning assets to decline to 5.23%, from 5.38% for the nine months ended September 30, 2003.  Lower rates on loan originations and re-pricings resulted in a 41 basis point decline in the book yield on the loan portfolio while in investments, the book yield increased 33 basis points due to significantly less amortization of bond premium in 2004, caused by an easing of loan prepayments in the Bank’s highly concentrated portfolio of mortgage-backed securities.

The tax-equivalent yield on average interest-earning assets decreased 15 basis points to 5.31% for the nine months ended September 30, 2004, compared to 5.46% for the same period in 2003.  During the first nine months of 2004 the Bank’s tax equivalent margin and spread increased 42 basis points and 44 basis points, respectively.  The increase in margin and spread is the result of the Bank’s rates on interest-bearing liabilities declining at a faster pace than the yields earned on interest-earning assets.

The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.6% for the nine months ended September 30, 2003 to 119.1% for the nine months ended September 30, 2004.

Provision for loan losses

The provision for loan losses for the nine months ended September 30, 2004 was $1,700,000 or $640,000 more than the provision recorded during the nine months ended September 30, 2003.  The increase was due to an increase in non-performing loans of approximately $2,006,000 since December 31, 2003.  The increase in non-performing loans was largely due to a single commercial relationship consisting of two loans of $4,825,000 in the aggregate.  These two loans migrated to non-performing status during the first quarter of 2004. During the third quarter, 2004, the special assets committee expanded the measurement criteria as a basis to determine the adequacy of the allowance for loan losses and implemented a more stringent standard for loans deemed to possess a higher risk of potential loss.  Loans that meet certain criteria have been assigned a higher reserve requirement and has resulted in an increase in the provision for loan losses for the nine months ended September 30, 2004.  For more information, refer to the sections titled “Allowance for Loan Loss” and “Non-performing Assets” under the Comparison of Financial Condition at September 30, 2004 and December 31, 2003.

Other income

For the first nine months of 2004, other income decreased $72,000, or 2%, compared to the same period in 2003.  Other income was lower, in 2004, due primarily to a decline of $348,000 in gains from sales of mortgage loans into the secondary market due to the aforementioned decline in loan refinance activity.  In addition the Bank experienced increased losses recorded from the sales of leased assets and lower net gains from the sales of investment securities.  Partially offsetting these items was growth in service charges on deposit accounts and other fees and charges, including an increase in the cash surrender value of bank owned life insurance.

Other expenses

For the nine months ended September 30, 2004, other expenses increased $970,000, or approximately 10%, to $10,472,000 from the $9,502,000 recorded during the same 2003 period.  The cause of the increase was a $305,000 increase in salary and benefits expense, a $38,000 increase in premises and equipment expenses, a $50,000 increase in advertising and an increase of $577,000 in other operating expenses.  The increase in salaries and benefits was due to added staff in key positions in 2004, increased incentive compensation and the related payroll taxes and the escalating costs of the Company’s various benefit programs.  The increase in premises and equipment was largely due to increased equipment repairs and rentals, partially offset by decreases in the expenses to maintain the buildings and grounds.  The increase in advertising was due to implementation of various direct marketing programs with focus on brand awareness and the acquisition of core deposits.  These initiatives included advertising models which changed the way the Company reaches its markets and now uses alternative media resources.  The increase in other operating expenses was primarily the result of recognition of an estimated $476,000 obligation related to the retirement benefit afforded to the Company’s former chairman and president as described under the caption “Other expenses” in the Comparison of Results of Operations for the three months ended September 30, 2004 and September 30, 2003, above.  Variances in other operating expenses, for the first nine months of 2004 compared to the same period in 2003, include an increase in professional services of $248,000 caused by outsourcing of the internal audit function, increased FDIC premiums and increases for professional advertising, legal and other contractual service fees.

Income tax provision

For the nine month periods ended September 30, 2004 and 2003, the Company recorded tax provisions of $677,000 and $783,000, respectively, representing effective tax rates of 22.3% and 23.9%, for each of the periods.  The effective tax rate for the periods differ due mostly to the percentage of pre-tax earnings represented by tax-free income from the Bank’s portfolio of municipal securities, a portion of dividends received from its investment in equity securities, tax-free commercial mortgages and leases and the increase in the cash surrender value of the bank owned life insurance.

COMPARISON OF FINANCIAL CONDITION AT
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Overview

Consolidated assets decreased $30,044,000, or 5%, during the nine months ended September 30, 2004 to $545,171,000.  The asset decline resulted from a decrease in deposits of $26,013,000 and a decline in total borrowings of $5,833,000.  Cash and cash equivalents, investments and loans decreased $6,167,000, $14,029,000 and $9,769,000, respectively, since December 31, 2003.  Shareholders’ equity increased $1,948,000 from $43,932,000, at December 31, 2003, to $45,880,000, at September 30, 2004.  The increase in shareholders’ equity was attributable to a $364,000 net unrealized holding gain on available-for-sale securities, recorded in other comprehensive income and by earnings net of dividends paid and an increase in common stock.  Common stock, net of treasury shares, grew from shares issued under the employee stock purchase and dividend re-investment plans.

A comparison of selected balance sheet information as of September 30, 2004 and December 31, 2003 follows:

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

At the time of purchase, the Bank classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held to maturity (HTM).  To date, the Bank has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them.  The AFS designation affords Management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs and/or changes in market conditions.  Securities AFS are carried at fair market value in the consolidated balance sheet with an adjustment to stockholders’ equity, net of tax, which is presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost.

At September 30, 2004, the carrying value of investment securities totaled $130,379,000 or 24% of total assets.  The portfolio is comprised of HTM and AFS securities with carrying values of $3,256,000 and $127,123,000, respectively.  Approximately 52% of the carrying value of investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency bonds and municipal bonds comprised 28% and 9% of the investment portfolio, respectively.

At September 30, 2004, the AFS portfolio had an estimated pre-tax unrealized market appreciation of $228,000 and an after-tax equity adjustment of $151,000.  This represents an after-tax portfolio appreciation of $364,000 in the estimated fair value since December 31, 2003.  The increase occurred due to the composition of the Bank’s investment portfolio which includes securities with yields greater than what can be readily obtained from similar securities with similar characteristics in the investment markets.

The amortized cost and fair value of investment securities HTM and AFS at September 30, 2004 consisted of the following (dollars in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:

Mortgage-backed securities	$3,256	$150	$—	$3,406

Available-for-sale securities:
U.S. government agencies and corporations	$37,015	$36	$374	$36,677
Obligations of states and municipal subdivisions	11,048	218	4	11,262
Corporate bonds	9,038	27	30	9,035
Mortgage-backed securities	64,773	429	241	64,961

Sub total	121,874	710	649	121,935

Equity securities:
Restricted (regulatory equity)	4,742	—	—	4,742
Other	279	167	—	446

Total available-for-sale	$126,895	$877	$649	$127,123

Total securities	$130,151	$1,027	$649	$130,529

The amortized cost and fair value of investments held-to-maturity and available-for-sale by contractual maturity at September 30, 2004 are as follows (dollars in thousands):

	Amortized cost	Market value
Held-to-maturity securities:
Due after ten years	$3,256	$3,406

Available-for-sale securities:
One year or less	$—	$—
One through five years	3,430	3,428
Five through ten years	20,535	20,392
Over ten years	33,136	33,154
Total agency and muncipal	57,101	56,974

Mortgage-backed securities	64,773	64,961
Equity securities	5,021	5,188
Total available-for-sale	$126,895	$127,123

Total securities	$130,151	$130,529

Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty.  Federal agency and municipal securities are included based upon their original stated maturity.  Mortgage-backed securities, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.  Equity securities, which have no stated maturity and are listed in total, include stock of the Federal Home Loan Bank which is carried at cost.

Loans available - for- sale (AFS)

Upon origination, certain residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS.  Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected.  To better manage interest rate risk, loans that meet these conditions may be classified as AFS.  Consideration is also given to the current liquidity position and expected future liquidity needs.  Loans AFS are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Unrealized gains are recognized to the extent of previous write-downs.

At September 30, 2004, loans AFS totaled $330,000, compared to $19,864,000, at December 31, 2003 or a decrease of $19,534,000.  During the second quarter of 2004, the Bank transferred higher yielding mortgage loans with relatively shorter lives with aggregate principal balances of $11,246,000 and aggregate market values of $11,446,000 from the AFS to its loan portfolio.  Similarly, during the third quarter of 2004, the Bank transferred SBA loans, with aggregate principal and market values of $1,561,000 and $1,634,000, respectively, from AFS to its loan portfolio.  In both cases, the loans were transferred at the lower of cost or market and therefore, no gain or loss was recognized.  The Bank has both the ability and intent to hold these loans until maturity and they will continue to provide the Bank with yields in excess of current market rates.  In addition, by transferring the loans from the AFS to the loan portfolio, the Bank will no longer be required to apply lower-of-cost-or market treatment to the principal balance.  In an increasing interest rate environment, the loans AFS could attain market values significantly below their principal balances and, as a result, could create a significant drag on current earnings.  During 2004, loans totaling $15,439,000 have been sold into the secondary market and gains of approximately $155,000 have been recognized.

Loans

The Bank originates commercial and commercial real estate loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The Bank continues to focus its efforts on the expansion of variable-rate portfolios of residential and commercial loans as well as originations of fixed-rate residential, including multi-family and consumer loans.  The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less. Whenever practical, the Bank originates variable rate loans.

The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne counties of Pennsylvania.  Commercial lending activities generally involve a greater degree of credit risk than residential lending because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by commercial and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control.  Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations.  As such, commercial loans require more ongoing evaluation and monitoring that occurs with the Bank’s credit administration and outsourced loan review functions.

Loans, net of unearned income of $382,856,000 at September 30, 2004 increased from $371,979,000 at December 31, 2003.  During the second and third quarters, the Bank transferred residential mortgage loans and SBA loans from the AFS to the loan portfolio.  See “Loans-available-for sale,” above for further discussion on these loans.

The following table sets forth the composition of the loan portfolio at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Commercial and commercial real estate	$222,725,386	$221,275,922
Residential real estate	86,574,866	77,077,315
Consumer and home equity	62,494,656	62,919,070
Real estate construction	8,477,967	7,267,616
Direct financing leases	2,665,408	3,685,802
Gross loans	382,938,283	372,225,725
Less:
Unearned discount	82,531	247,119
Allowance for loan losses	6,108,966	4,996,966
Net loans	$376,746,786	$366,981,640

Loans available-for-sale	$329,777	$19,863,577

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

Net charge-offs for the nine months ended September 30, 2004 were $588,000, compared to $1,177,000, for the same period in 2003.  Commercial loan, consumer loan and real estate mortgage loan net charge-offs each decreased $180,000, $372,000 and $12,000, respectively, for the nine months ended September 30, 2004 compared to the same period in 2003.  The Bank recently recruited a seasoned loan work-out officer to supplement our existing work-out specialist.  These two individuals in conjunction with our experienced credit administration officer and collections manager have enabled us to aggressively manage the loan collections and work-out processes and timely pursue the recovery of previously written-off loans.  The recovery of previous loan write-offs increased $50,000 during the first nine months of 2004, compared to the same period in 2003.

Management believes that the current balance in the allowance for loans losses of $6,109,000 is sufficient to withstand the identified potential credit quality issues that may arise that are inherent to the loan portfolio.  Currently, Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither in a non-accrual status nor are they past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.59% at September 30, 2004 compared to 1.28% at December 31, 2003.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the nine months ended September 30, 2004	As of and for the year ended December 31, 2003	As of and for the nine months ended September 30, 2003

Balance at beginning of period	$4,996,966	$3,899,753	$3,899,753

Provision charged to operations	1,700,000	3,715,000	1,060,000

Charge-offs:
Commercial	380,900	1,334,144	546,249
Real estate	229,087	502,846	266,354
Consumer	298,253	1,166,831	632,547
Lease financing	69,210	92,264	71,578
Total	977,450	3,096,085	1,516,728

Recoveries:
Commercial	205,183	204,137	190,211
Real estate	9,000	34,168	34,168
Consumer	152,543	229,879	115,267
Lease financing	22,724	10,114	—
Total	389,450	478,298	339,646

Net charge-offs	588,000	2,617,787	1,177,082

Balance at end of period	$6,108,966	$4,996,966	$3,782,671

Total loans, end of period	$383,185,529	$391,842,183	$383,904,839

	As of and for the nine months ended September 30, 2004		As of and for the year ended December 31, 2003		As of and for the nine months ended September 30, 2003
Net charge-offs to:
Loans, end of period	0.15%		0.67%		0.31%
Allowance for loan losses	9.63%		52.39%		31.12%
Provisions for loan losses	34.59%		70.47%		111.05%

Allowance for loan losses to:
Total loans	1.59%		1.28%		0.99%
Non-accrual loans	62.14%		68.24%		70.05%
Non-performing loans	59.39%		60.34%		36.83%
Net charge-offs	10.39	x	1.91	x	3.21	x

Loans 30-89 days past due and still accruing	$3,791,855		$3,974,821		$4,682,508
Loans 90 days past due and accruing	$455,872		$957,971		$4,872,159
Non-accrual loans	$9,831,170		$7,323,014		$5,399,638
Allowance for loan losses to loans 90 days or more past due and accruing	13.40	x	5.22	x	0.78	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  The Bank did not have restructured loans at September 30, 2004 or December 31, 2003.  As of September 30, 2004, non-performing assets represented 1.95% of total assets compared to 1.52% at December 31, 2003.

The non-accrual loan balance increased $2,508,000, to $9,831,000 during the first nine months of 2004.  Loans classified as non-accrual of $6,868,000 were added during the first nine months of 2004 of which $430,000 was subsequently collected.  The increase was primarily in commercial loans caused mostly by a single relationship with two loans totaling $4,825,000.  These two loans have been subsequently assumed by a new operating entity but will remain on non-accrual status until a repayment history is developed.  This increase was partially offset by total payoffs or pay downs of $2,253,000, charge offs of $599,000 and $1,453,000 of loans that have migrated to performing status.

Foreclosed assets held for sale includes other real estate owned (OREO) and repossessed assets.  The $278,000 OREO balance is represented by three properties that were foreclosed upon and transferred from loans.  OREO properties are generally listed for sale with a local realtor.  Repossessed assets totaling $47,000 represent indirect auto loans, the payments of which have become delinquent and the vehicles repossessed.

Non-performing loans increased $2,006,000 since December 31, 2003. The increase was primarily in commercial loans as described above.  The ratio of non-performing loans to end of period total loans increased 59 basis points, during the nine month period, to 2.73%.  At September 30, 2003, the ratio of non-performing loans to total loans was 2.70%.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2004	December 31, 2003	September 30, 2003

Loans past due 90 days or more and accruing	$455,872	$957,971	$4,872,159
Non-accrual loans	9,831,170	7,323,014	5,399,638
Total non-performing loans	10,287,042	8,280,985	10,271,797

Restructured loans	—	—	—
Other real estate owned	277,804	394,246	97,141
Repossessed assets	47,365	72,920	79,020
Total non-performing assets	$10,612,211	$8,748,151	$10,447,958

Net loans including AFS	$377,076,563	$386,845,214	$380,122,168
Total assets	$545,171,022	$575,215,466	$568,475,355
Non-accrual loans to net loans	2.61%	1.89%	1.42%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.81%	2.26%	2.75%
Non-performing assets to total assets	1.95%	1.52%	1.84%
Non-performing loans to net loans	2.73%	2.14%	2.70%

Other assets

The $219,000 increase in other assets from $3,072,000, at December 31, 2003, to $3,291,000, at September 30, 2004, was primarily due to an increase in prepaid expenses of $208,000 and other net changes from normal recurring operations.

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

The following table represents the composition of deposits as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003	Dollar change	Percent change
Non-interest-bearing deposits
Personal	$28,419,847	$26,206,156	$2,213,691	8.45%
Non-personal	28,172,058	29,561,169	(1,389,111)	-4.70%
Public fund	3,946,357	3,635,074	311,283	8.56%
Bank checks	5,083,364	4,996,259	87,105	1.74%
Total	$65,621,626	$64,398,658	$1,222,968	1.90%

Time deposits of $100,000 or greater
Personal	$63,770,993	$78,560,841	$(14,789,848)	-18.83%
Non-personal	16,741,948	16,057,391	684,557	4.26%
Public fund	13,046,802	12,412,714	634,088	5.11%
IRA’s	5,649,448	5,826,474	(177,026)	-3.04%
Total	$99,209,191	$112,857,420	$(13,648,229)	-12.09%

Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$71,761,140	$83,057,733	$(11,296,593)	-13.60%
Non-personal	4,436,056	5,387,417	(951,361)	-17.66%
Public fund	796,385	597,772	198,613	33.23%
IRA’s	19,079,433	19,694,374	(614,941)	-3.12%
sub total	96,073,014	108,737,296	(12,664,282)	-11.65%
NOW accounts	41,336,250	44,290,199	(2,953,949)	-6.67%
Money market deposits	29,459,271	28,284,225	1,175,046	4.15%
Savings and clubs	43,730,350	42,874,748	855,602	2.00%
Total	$210,598,885	$224,186,468	$(13,587,583)	-6.06%

Total deposits
Noninterest-bearing deposits	$65,621,626	$64,398,658	$1,222,968	1.90%
Interest-bearing deposits	309,808,076	337,043,888	(27,235,812)	-8.08%
Total	$375,429,702	$401,442,546	$(26,012,844)	-6.48%

Public funds
Noninterest-bearing	$3,946,357	$3,635,074	$311,283	8.56%
Certificates of deposit	13,843,187	13,010,486	832,701	6.40%
NOW accounts	11,484,638	9,850,661	1,633,977	16.59%
Money market deposits	4,538,132	8,029,671	(3,491,539)	-43.48%
Savings and clubs	1,388,820	3,278,114	(1,889,294)	-57.63%
Total	$35,201,134	$37,804,006	$(2,602,872)	-6.89%

Total assets	$545,171,022	$575,215,466
Total deposits to total assets	68.86%	69.79%
Public funds to total deposits	9.38%	9.42%
Public funds to total assets	6.46%	6.57%

Total deposits decreased $26,013,000 or 6% during the nine months ended September 30, 2004 to $375,430,000.  Total average deposits decreased $25,506,000 or 6% from $412,068,000, at December 31, 2003 to $386,562,000 at September 30, 2004.

Non-interest bearing demand deposits (DDA’s) are an important source of funds for the Bank as they lower the overall deposit costs.  The balance of these accounts increased $1,223,000 or approximately 2%.

During the first nine months of 2004, the Bank’s deposit mix, though concentrated in time deposits, experienced a decline in its core deposits.  Core deposits, which excludes time deposits of $100,000 or greater, decreased $12,365,000 or 4% during the nine months ended September 30, 2004, to $276,221,000.  Time deposits of $100,000 or greater decreased $13,648,000, or 12% from $112,857,000 million at December 31, 2003 to $99,209,000 at September 30, 2004.  The Bank experienced a reduction in its transactional deposit products which includes both DDA’s and NOW accounts.  Checking accounts which includes transactional accounts less “bank checks”, decreased $1,818,000 or 2%, while savings and club accounts increased $856,000 or 2%.  Money market accounts increased $1,175,000, or 4% during 2004

Total time deposits, at September 30, 2004, were $195,282,000 or 52% of total deposits compared to $221,595,000 million or 55% at December 31, 2003.  Approximately $43,200,000, or 22%, of total time deposits or 12% of total deposits are scheduled to mature during the remainder of 2004.  These maturing time deposits provide an opportunity for the Bank to service these customers and retain these deposits at potentially lower rates. To remain competitive in the markets in which we operate, offering rates on most interest-bearing time deposit products were increased modestly in 2004.  However, management expects approximately 50% of the high costing certificate of deposit portfolio to mature during the remainder of 2004 and throughout 2005.  If retained, a majority of those certificates will re-price to lower market rates. The tiered money market deposit account along with the twenty-four and thirty-six month Smart certificate of deposit accounts, which provides the customer the ability to step up to a potentially higher interest rate at the one year anniversary, have been successful products that have captured part of these maturing deposits.

Public funds have been a somewhat stable source of deposits and now represent $35,201,000 or 9% of total deposits at September 30, 2004 compared to $37,804,000 or 9% at December 31, 2003.  The Bank is able to maintain public funds due to long established relationships and competitive product pricing.  However, Management recognizes that public fund deposits are sensitive to the operating demands and business cycles of the various public entities as well as the forever-changing political landscape.  As such, the Bank could continue to experience shifts and outflows of these balances throughout the year.

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

Borrowings

Borrowings totaled $120,800,000 at September 30, 2004 compared to $126,633,000 at December 31, 2003.

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow from the Federal Home Loan Bank (FHLB) for asset growth and liquidity needs.  Borrowings included $76,311,000 and $71,876,000 in long-term advances from the FHLB at September 30, 2004 and December 31, 2003, respectively.  The increase in long-term borrowings reflects a leveraged transaction consummated during the third quarter of 2004.  Through funding from the FHLB, the Bank purchased $5,000,000 in preferred term securities.  The interest rate reset intervals of this transaction is evenly matched with its funding source and therefore will be accretive to earnings.  Included in borrowings is short-term customer repurchase (repos) agreements of $43,429,000 and $39,363,000, at September 30, 2004 and December 31, 2003, respectively.  Repos are non-insured low cost interest-bearing liabilities that have a security interest in qualified investment securities of the Bank.  Repos offered are either fixed-term or a daily-sweep product of the Bank.  The balance in customer repurchase agreements fluctuates daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.

The combined short- and long-term weighted-average interest rate on borrowings was 3.57% and 3.39% at September 30, 2004 and December 31, 2003, respectively.

Accrued interest payable and other liabilities

Accrued expenses and other liabilities decreased $147,000 during the first nine months of 2004 and represents fluctuations that would be considered normal recurring operating transactions.  Accrued interest payable decreased $178,000 while other liabilities and accrued expenses increased $31,000.

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

Static Gap: The ratio between assets and liabilities re-pricing in specific time intervals is referred to as an interest rate sensitivity gap.  Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

To manage this interest rate sensitivity position, an asset/liability model called ‘cumulative gap analysis’ is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

At September 30, 2004, the Company maintained a one-year cumulative positive gap of $62,975 or 11.55% of total assets.  The effect of this gap position provided a positive mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of declining interest rates.  Conversely, in an increasing interest rate environment, net income could be positively affected because more assets will re-price during a one-year period.

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2004 (dollars in thousands):

	3 months or less	3 through 12 months	1 through 3 years	Over 3 years	Total
Cash and cash equivalents	$1,786	$—	$—	$11,279	$13,065
Investment securities	14,495	17,027	43,960	54,897	130,379
Loans	138,668	88,987	80,553	68,869	377,077
Fixed and other assets	—	7,534	—	17,116	24,650
Total assets	$154,949	$113,548	$124,513	$152,161	$545,171
Total cumulative assets	$154,949	$268,497	$393,010	$545,171

Non-interest bearing transaction deposits	$—	$6,562	$18,046	$41,014	$65,622
Interest-bearing transaction deposits	5,892	54,317	43,683	10,634	114,526
Time deposits	43,239	46,981	92,991	12,071	195,282
Repurchase agreements	32,325	4,334	6,770	—	43,429
Short-term borrowings	1,061	—	—	—	1,061
Long-term debt	10,203	608	1,622	63,878	76,311
Other liabilities	—	—	—	3,060	3,060
Total liabilities	$92,720	$112,802	$163,112	$130,657	$499,291
Total cumulative liabilities	$92,720	$205,522	$368,634	$499,291

Interest sensitivity gap	$62,229	$746	$(38,599)	$21,504

Cumulative gap	$62,229	$62,975	$24,376	$45,880

Cumulative gap to total assets	11.41%	11.55%	4.47%	8.42%

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

Certain shortcomings are inherent in the method of analysis presented in the above table.  Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table.  The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

Earnings at Risk: Earnings at risk simulation measure the change in net interest income and net income should interest rates rise and fall.  The simulation recognizes that not all assets and liabilities re-price on a one-for-one basis with market rates (e.g., savings rate).  The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rates simulation model.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2004 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2004 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	8.2%	(22.2)%
Net income	22.1	(58.9)

Economic value at risk:
Percent change in:
Economic value of equity	(13.3)	(17.6)
Economic value of equity as a percent of book assets	(1.2)	(1.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2004, under alternate interest rate scenarios using the income simulation model described above:

Change in interest rates	Net interest income	Dollar variance	Variance
	(dollars in thousands)
+200 basis points	$19,175	$1,453	8.2%
+100 basis points	18,429	707	4.0
Flat rate	17,722	—	—
-100 basis points	15,839	(1,883)	(10.6)
-200 basis points	13,781	(3,941)	(22.2)

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, we use a third party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and interest checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term then applies growth or run-off estimates provided by management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

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

At September 30, 2004, the Company maintained $13,065,000 in cash and cash equivalents.  The Company also had $127,123,000 in investments available-for-sale and $330,000 of loans available-for-sale.  This combined total of $140,518,000 represented 26% of total assets at September 30, 2004.  In addition, at September 30, 2004, the Company had approximately $75,633,000 available to borrow from the Federal Home Loan Bank.  Management believes that the present level of liquidity is adequate for current operations.

Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios (set forth in the following table as defined in the regulations) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Capital is evaluated in relation to total assets and the risk associated with those assets.  As of September 30, 2004, the Company meets all capital adequacy requirements to which it is subject.  Both the Company’s and the Bank’s actual capital amounts and ratios are presented below:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$50,459,558	13.48%	$29,952,237	8.00%	N/A	N/A
Bank	$50,132,238	13.40%	$29,937,454	8.00%	$37,421,817	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$45,686,794	12.20%	$14,976,118	4.00%	N/A	N/A
Bank	$45,427,687	12.14%	$14,968,727	4.00%	$22,453,090	6.00%
Tier 1 Capital (to average assets)
Consolidated	$45,686,794	8.50%	$21,503,556	4.00%	N/A	N/A
Bank	$45,427,687	8.46%	$21,476,641	4.00%	$26,845,802	5.00%

Item 4.                                         Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

Item 2.                                         Unregistered Sales of Equity Securities and Use of Proceeds

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

FIDELITY D&D BANCORP, INC.

Date:	November 9, 2004	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date:	November 9, 2004	/s/ Salvatore R. DeFrancesco, Jr.
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

		*

11	Statement regarding computation of earnings per share. Included herein.	9

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	36

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	37

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

* - Incorporated by Reference