Form 10-K
period 2004-12-31
FIDELITY D & D BANCORP INC
filed 2005-03-29
CIK 1098151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

☒  YES     ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

☐  YES     ☒  NO

Aggregate market value of the voting common stock held by non-affiliates of the registrant equals $51,734,825, as of June 30, 2004, based on a market price of $35.00.  The number of shares of common stock outstanding as of March 11, 2005, equals 1,843,997.

DOCUMENTS INCORPORATED BY REFERENCE:

Excerpts from the Registrant’s 2004 Annual Report to Shareholders are incorporated herein by reference in response to Part I.  Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.

2004 Annual Report on Form 10-K

Table of Contents

Part I.

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Select Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III.

Item 10.	Directors and Executive Officers of the Company
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures
Exhibit Index
Certifications

FIDELITY D & D BANCORP, INC.

PART I

ITEM 1:                                              BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company).  The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  In addition, the Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A complete list of services provided by the Bank is detailed in the section entitled “Products & Services” contained within the 2004 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties.

The Bank is one of two financial institutions headquartered in Dunmore, Pennsylvania.  The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area.  The Company competes with, among other sources, the following:

•	local community banks
•	savings banks
•	regional banks
•	credit unions
•	savings & loans
•	insurance companies
•	money market funds
•	mutual funds
•	small loan companies
•	other financial service companies

The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local branch decision making on loans, establishing long-term customer relationships and building customer loyalty and providing products and services designed to address the specific needs of its customers.

There are no concentrations of loans that, if lost, would have a materially adverse effect on the continued business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact.  However, the Company’s success is dependent to a significant degree on economic conditions in Northeastern Pennsylvania, especially in Lackawanna and Luzerne counties, which the Company defines as its primary market area.  The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics and other factors beyond the Company’s control.  An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s primary market area could cause an increase in the level of the Bank’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital.  We cannot assure you that adverse changes in the local economy would not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows.

The Company had 173 full-time equivalent employees, on December 31, 2004, which includes exempt officers and part-time employees.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the “SEC”) and the Federal Reserve Board (the “FRB”) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”).  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

Applicable regulations relate to, among other things:

•	operations
•	securities
•	risk management
•	consumer compliance
•	mergers
•	consolidation
•	reserves
•	dividends
•	branches
•	capital adequacy

The Bank is examined by the Pennsylvania Department of Banking and the FDIC. The last examination was jointly conducted by the Pennsylvania Department of Banking and the FDIC as of September 30, 2004.

The Company’s website address is www.the-fidelity.com.  The Company makes available through this website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC.  Further, you may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information about the Company at http://www.sec.gov.

The Company’s accounting policies and procedures are designed to comply with accounting principles, generally accepted in the United States of America (GAAP).  Refer to “Critical Accounting Policies,” which are incorporated by reference in Part II, Item 7.

ITEM 2:  PROPERTIES

As of December 31, 2004, the Bank operated 12 full-service banking offices, of which three were owned and nine were leased.  None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank and all of these properties are located in the state of Pennsylvania.  The Company is headquartered at its owner occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.  The main office is a full-service banking center including a walk-up teller window, drive-thru teller windows and two 24-hour automated teller machines (ATMs).  Executive and administrative, loan, trust, asset management services, operational departments and customer service areas are also located at this facility.  The main office complex is owned by the Company and free of any encumbrances.

The Green Ridge Branch, the first Scranton facility, operates from leased space in the Green Ridge Shopping Center in Scranton, PA. This branch is a full-service office with a 24-hour ATM.

A second Scranton Branch is in a leased facility located at 139 Wyoming Avenue, Scranton, PA.  This office has a walk-up window and provides full-service banking to the downtown Scranton area.

The Abington Branch is located on the Morgan Highway in Clarks Summit, PA. The building from which the branch operates is leased. This office provides full-service financial products, including a 24-hour ATM and drive-thru teller windows. This office provides convenience to our customers located throughout the greater Abington area.

The Keystone Industrial Park Branch (KIP) is located in Dunmore, PA.  This office provides full-service banking with drive-thru teller windows and a 24-hour ATM. KIP is owned by the Company and is free of encumbrances.

The Pittston Branch is located in Bruno’s Supermarket, 403 Kennedy Boulevard, Pittston, PA.  The space in the supermarket is leased.  This office provides full-service banking including a 24-hour ATM.  This location provides convenient service at extended hours to the Bank’s clientele in Luzerne County, Pennsylvania.

The Financial Center Branch is located at 338 North Washington Avenue in Scranton, PA.  This office provides full-service banking, including a 24-hour ATM.  Executive, finance and operational offices are located in this building.  A portion of the third floor is leased to a non-related entity.  The Company owns the property free of encumbrance.  The Company also owns, free of encumbrance, an adjacent attached building, which was available for lease during 2004.

The Moosic Branch is located at 4010 Birney Avenue, Moosic, PA.  The branch operates from leased space and provides full-service banking, including a 24-hour ATM and drive-thru teller windows.  The branch’s location provides the necessary link between the Lackawanna and Luzerne County branch office networks.

The West Pittston Branch is located in the Insalaco Shopping Center at 801 Wyoming Avenue, West Pittston, PA.  The branch operates from leased space.  This office provides full-service banking, including a 24-hour ATM, to the Luzerne County area.

The Peckville Branch is located at 1598 Main Street, Peckville, PA.  The branch operates from leased space and provides full-service banking, including a 24-hour ATM and drive-thru teller windows.

The Bank’s branch coverage in Luzerne County includes a leased space known as the Kingston Branch, located at 247 Wyoming Avenue, Kingston, PA.  This office provides full-service financial products, including a 24-hour ATM and drive-thru teller windows.

The Eynon Branch is located on Route 6 Business, Eynon, PA. The branch operates from leased space. This office provides full-service financial products, including a 24-hour ATM and drive-thru teller windows.

In addition to the full-service branches, there is a banking facility, limited to serve employees and patients, located in the Clarks Summit State Hospital, Clarks Summit, PA.  The office is leased from the hospital under a lease for service provided agreement.

In addition to the properties above, the Bank maintains several free-standing 24-hour ATMs located at the following locations in Pennsylvania:

•                  300 Meadow Avenue, Scranton

•                  511 Main Street, Childs

•                  1650 West Main Street, Stroudsburg

•                  320 South Blakely Street, Dunmore

•                  Marywood College, 2300 Adams Avenue, Nazareth Hall, Scranton

•                  Montage Ski Lodge, Moosic

•                  Lackawanna County Stadium, Moosic

•                  Route 307, RR # 7, Box 7159, Daleville

•                  Convenient Food Mart, Highland Avenue, Clarks Summit

During 2004, the Bank contracted space for a free-standing 24-hour ATM located at the Ice Box Sports Complex, Olive Street, Scranton, PA.

The Bank also owns a commercial facility located at 116 – 118 N. Blakely Street, Dunmore, PA which is leased by a non-related entity.

Other real estate owned includes all foreclosed properties listed for sale. Foreclosed properties are recorded on the Company’s balance sheet, upon possession, at the lower of cost or fair value.

ITEM 3:    LEGAL PROCEEDINGS

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company after consulting with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2004 to a vote of our security holders through solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol “FDBC.”

Shareholders requesting information about the Company’s common stock may contact Salvatore R. DeFrancesco, Jr., Treasurer.  Requests may be mailed to:

Fidelity D & D Bancorp, Inc.

Blakely and Drinker St.

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of bid and asked prices for the Company’s common stock.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2004 Prices		Dividends Paid	2003 Prices		Dividends Paid
	High	Low		High	Low
1st Quarter	$37.00	$35.25	$0.22	$39.00	$35.50	$0.22
2nd Quarter	$36.20	$33.60	$0.22	$37.00	$35.15	$0.22
3rd Quarter	$35.50	$33.55	$0.22	$37.00	$35.00	$0.22
4th Quarter	$36.00	$33.25	$0.22	$37.50	$35.00	$0.22

The Company expects to continue to pay dividends in the future.  However, future dividends are dependent upon earnings, financial condition, capital needs of the Company and other factors.  The Company’s dividend is dependent on the Bank’s ability to pay dividends.  Prior to the formation of the Company, the Bank paid dividends on a quarterly basis for over thirty years.  Dividends are determined and declared by the Board of Directors.  For a further discussion of regulatory capital requirements see Note 14 “Regulatory Matters”, contained within the notes to consolidated financial statements.

The Company has established a dividend reinvestment plan for its shareholders. The plan is designed to make the Company’s stock more available to our shareholders and to raise additional capital for future needs.

The Company had approximately 1,411 shareholders at March 11, 2005 and approximately 1,422 at December 31, 2004. The number of shareholders is the actual number of individual shareholders of record.  Security depositories are considered as individual shareholders for the purpose of determining the approximate number of shareholders.

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes:

	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$536,675,138	$575,215,466	$577,993,316	$569,029,838	$491,077,054
Total investment securities	120,237,518	144,407,374	149,549,607	153,973,988	119,756,391
Net loans	381,546,375	366,981,640	354,262,050	353,976,324	333,600,975
Loans available–for-sale	576,378	19,863,577	28,715,355	16,150,020	9,953,958
Total deposits	365,615,335	401,442,546	413,788,176	407,778,728	339,310,328
Total borrowings	121,653,234	126,633,012	114,213,014	117,480,988	111,024,721
Total shareholders’ equity	46,366,760	43,931,899	45,234,433	40,172,230	37,215,063

Operating Data for the year ended:
Total interest income	$27,395,491	$28,462,093	$34,567,393	$36,379,689	$35,085,780
Total interest expense	11,180,135	14,237,129	17,882,440	20,853,631	21,468,230
Net interest income	16,215,356	14,224,964	16,684,953	15,526,058	13,617,550
Provision for loan losses	2,150,000	3,715,000	1,664,000	2,474,637	1,158,260

Net interest income after provision for loan losses	14,065,356	10,509,964	15,020,953	13,051,421	12,459,290
Other income	4,161,402	4,183,137	3,302,749	3,701,578	2,940,009
Other operating expense	13,826,690	12,903,361	12,751,174	11,998,997	11,634,280

Income before provision for income taxes	4,400,068	1,789,740	5,572,528	4,754,002	3,765,019
Provision for income taxes	1,035,594	146,492	1,526,355	905,866	582,391
Net Income	$3,364,474	$1,643,248	$4,046,173	$3,848,136	$3,182,628

Per Share Data:
Net income per share – basic*	$1.84	$0.90	$2.23	$2.12	$1.76
Net income per share – diluted*	$1.84	$0.90	$2.22	$2.12	$1.76
Dividends declared	$1,610,423	$1,601,898	$1,526,371	$1,426,097	$1,366,075
Dividends per share	$0.88	$0.88	$0.84	$0.79	$0.76
Book value per share	$25.21	$24.10	$24.86	$22.08	$20.60
Weighted average number of shares outstanding**	1,830,725	1,820,403	1,817,430	1,811,391	1,803,674
Number of shares outstanding at year-end	1,839,572	1,823,043	1,819,376	1,819,168	1,806,274

Ratios:
Return on average assets	0.61%	0.29%	0.70%	0.72%	0.67%
Return on average equity	7.51%	3.63%	9.47%	9.64%	9.54%
Net interest margin	3.20%	2.74%	3.10%	3.17%	3.14%
Efficiency ratio	64.37%	72.32%	63.42%	62.42%	67.66%
Expense ratio	1.69%	1.68%	1.68%	1.68%	1.88%
Allowance for loan losses to total loans	1.54%	1.28%	1.01%	1.00%	0.94%
Dividend payout ratio	47.87%	97.48%	37.72%	37.06%	42.92%
Equity to assets	8.64%	7.64%	7.83%	7.06%	7.58%
Equity to deposits	12.68%	10.94%	10.93%	9.85%	10.97%

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

•                  technological changes may be more rapid, difficult or expensive than we anticipate;

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

Readers should review the risk factors described in other documents that we file, from time to time with the SEC, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Critical Accounting Policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2004 is adequate and reasonable.  Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as available-for-sale (AFS), is obtained from the Federal National Mortgage Association (FNMA).  The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source.  To determine the fair market value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  Further discussion on the accounting treatment of available-for-sale loans is in the section entitled “Loans-available-for sale”, contained within Management’s Discussion and Analysis.

All significant accounting policies are contained in Note 1 “Nature of Operations and Summary of Significant Accounting Policies”, contained within the notes to consolidated financial statements, and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2004 and December 31, 2003 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2004

and 2003 and Results of Operations for each of the Years then Ended

Financial Condition

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2004, 2003 and 2002;

	(Thousands of Dollars)
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Assets:
Cash and due from banks	$9,013	1.68%	$13,148	2.29%	$18,763	3.25%
Interest bearing deposits with Financial institutions	1,203	0.22	6,083	1.06	7,456	1.29
Investment securities	120,238	22.41	144,407	25.10	149,550	25.87
Net loans	381,546	71.09	366,982	63.80	354,262	61.29
Loans available-for-sale	576	0.11	19,864	3.45	28,715	4.97
Accrued interest receivable	1,723	0.32	1,807	0.31	2,347	0.41
Bank premises and equipment	11,163	2.08	12,092	2.10	12,735	2.20
Foreclosed assets held for sale	213	0.04	467	0.08	437	0.08
Life insurance cash surrender value	7,614	1.42	7,293	1.27	—	—
Other assets	3,386	0.63	3,072	0.54	3,728	0.64
Total assets	$536,675	100.00%	$575,215	100.00%	$577,993	100.00%

Liabilities:
Deposits, non-interest bearing	$65,358	12.18%	$64,399	11.20%	$61,151	10.58%
Certificates of deposit of $100,000 or more.	93,986	17.51	112,857	19.62	129,487	22.40
Other interest-bearing deposits	206,272	38.44	224,186	38.96	223,150	38.61
Short-term borrowings	50,534	9.42	54,757	9.52	51,213	8.86
Other borrowed funds	71,119	13.25	71,876	12.50	63,000	10.90
Accrued interest payable and other liabilities	3,039	0.56	3,208	0.56	4,758	0.82
Total liabilities	490,308	91.36	531,283	92.36	532,759	92.17
Shareholders’ equity	46,367	8.64	43,932	7.64	45,234	7.83
Total liabilities and shareholders’ equity	$536,675	100.00%	$575,215	100.00%	$577,993	100.00%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

	Assets	%	Earning Assets*	%	Deposits	%	Short-term Borrowings	%	Other Borrowings	%

2004	$(38,540,328)	(7)%	$(35,884,098)	(7)%	$(35,827,211)	(9)%	$(4,222,932)	(8)%	$(756,846)	(1)%
2003	(2,777,850)	(1)	(3,007,038)	(1)	(12,345,630)	(3)	3,543,964	7	8,876,034	14
2002	8,963,478	2	7,325,219	1	6,009,448	1	(3,267,974)	(6)	—	—
2001	77,952,784	16	60,585,502	13	68,468,400	20	6,456,267	13	—	—
2000	44,507,549	10	44,562,595	10	44,943,343	15	(12,224,325)	(20)	5,695,000	10

* - Earning assets exclude loans placed on non-accrual status.

Deposits

The Bank is a community-based commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include passbook and statement savings accounts, NOW, money market, demand deposits and certificates of deposit accounts.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.

Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices.  We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and long-standing customer relationships.

To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Although we have experienced a continued intense competition for deposits, we have not increased rates significantly as we only consider cost effective strategies in a relatively low, yet rising, interest rate environment.

The following table represents the components of total deposits as of December 31, 2004 and comparative funding changes from December 31, 2003:

	December 31, 2004	December 31, 2003	Dollar change	Percent change
Non-interest-bearing deposits
Personal	$28,927,588	$26,206,156	$2,721,432	10.38%
Non-personal	29,248,882	29,561,169	(312,287)	-1.06%
Public fund	2,479,373	3,635,074	(1,155,701)	-31.79%
Bank checks	4,701,692	4,996,259	(294,567)	-5.90%
Total	$65,357,535	$64,398,658	$958,877	1.49%

Time deposits of $100,000 or greater
Personal	$61,694,837	$78,560,841	$(16,866,004)	-21.47%
Non-personal	17,749,896	16,057,391	1,692,505	10.54%
Public fund	9,023,956	12,412,714	(3,388,758)	-27.30%
IRA’s	5,517,344	5,826,474	(309,130)	-5.31%
Total	$93,986,033	$112,857,420	$(18,871,387)	-16.72%

Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$66,918,765	$83,057,733	$(16,138,968)	-19.43%
Non-personal	4,024,801	5,387,417	(1,362,616)	-25.29%
Public fund	662,876	597,772	65,104	10.89%
IRA’s	19,090,551	19,694,374	(603,823)	-3.07%
sub total	90,696,993	108,737,296	(18,040,303)	-16.59%
NOW accounts	41,421,525	44,290,199	(2,868,674)	-6.48%
Money market deposits	27,606,102	28,284,225	(678,123)	-2.40%
Savings and clubs	46,547,147	42,874,748	3,672,399	8.57%
Total	$206,271,767	$224,186,468	$(17,914,701)	-7.99%

Total deposits
Noninterest-bearing deposits	$65,357,535	$64,398,658	$958,877	1.49%
Interest-bearing deposits	300,257,800	337,043,888	(36,786,088)	-10.91%
Total	$365,615,335	$401,442,546	$(35,827,211)	-8.92%

Public funds
Noninterest-bearing	$2,479,373	$3,635,074	$(1,155,701)	-31.79%
Certificates of deposit	9,686,832	13,010,486	(3,323,654)	-25.55%
NOW accounts	8,406,827	9,850,661	(1,443,834)	-14.66%
Money market deposits	4,710,720	8,029,671	(3,318,951)	-41.33%
Savings and clubs	1,266,834	3,278,114	(2,011,280)	-61.35%
Total	$26,550,586	$37,804,006	$(11,253,420)	-29.77%

Total assets	$536,675,138	$575,215,466
Total deposits to total assets	68.13%	69.79%
Public funds to total deposits	7.26%	9.42%
Public funds to total assets	4.95%	6.57%

Total deposits decreased $35,827,000 or 9% during 2004 to $365,315,000.  Total average deposits decreased $29,619,000 or 7% from $412,068,000 at December 31, 2003 to $382,449,000 at December 31, 2004.  The decrease in deposits was primarily due to a $36,911,000 decrease in certificate of deposits (CDs) to $184,683,000 at December 31, 2004 from $221,595,000 at December 31, 2003. Core deposits, which excludes time deposits of $100,000 and greater, decreased $16,956,000 or 6% during 2004 to $271,629,000.  Approximately $18,000,000 of this decline was caused by time deposit run-off.  NOW and money market accounts decreased $2,869,000 and $678,000, respectively while non-interest bearing and savings deposits increased $4,631,000, in total.  However, on average, money market accounts increased $11,800,000.  In 2003, the Bank developed a tiered money market checking account which customers found attractive through 2004 and helped capture time deposit run-off.

Non-interest bearing deposits (DDAs) are an important source of funds for the Bank because they lower the overall cost of funds.  The average balance of these accounts increased $5,056,000 or 8%, during 2004.  The Bank is largely dependent upon its base of competitively priced core deposits to provide a source of low-cost funding.  The Bank attempts to retain and grow its customer base through a combination of rate, product diversification, quality of service, convenience and a stable and experienced staff.

During 2004, the Bank’s deposit mix continued to be heavily concentrated in time deposits but relative to total deposits, continued its downward trend.  As of December 31, 2004, time deposits represented 51% of total deposits, down from 55% at December 31, 2003.  Management believes a combination of the Bank’s strategy to exit high-cost competitive pricing pressure and recovery in the financial markets has caused a sustained period of time deposit outflow, albeit to a level that is more cost effective as evident by improvement in the Bank’s interest rate spread and margin.  Approximately 44% of the current time deposit portfolio, representing 22% of total deposits, will mature in 2005 and provide an opportunity for the Bank to retain these deposits at competitive rates.  The Bank has implemented several new relationship programs designed to attract both low- and no-interest products to the Bank while preserving its cultivated reputation of outstanding customer service.

The maturity distribution of time deposits at December 31, 2004 is as follows:

	Three months or less	Three to six months	Six to twelve months	Over twelve months	Total
Time deposits of $100,000 or greater	$12,920,031	$13,653,882	$16,921,988	$50,490,132	$93,986,033
Time deposits of less than $100,000	9,785,780	11,928,364	16,551,450	52,431,399	90,696,993
Total time deposits	$22,705,811	$25,582,246	$33,473,438	$102,921,531	$184,683,026

The over-twelve month maturity distribution of time deposits represents 28.2% of total deposits at December 31, 2004.  The Bank believes this category provides a stable source of funds for future requirements.

Short-term borrowings

In addition to deposits, other funding sources available to the Bank are overnight federal funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB) and repurchase agreements (Repos) with various individuals, businesses and public entities.  The Bank will use overnight funding from the FHLB to fund asset growth and deposit run-off.  Repos, offered in both sweep and fixed-term products, are non-insured interest-bearing liabilities that have a security interest in qualified pledged investments of the Bank.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an interest-bearing overnight Repo.  In addition, the sweep will transfer funds to the DDA as necessary, to cover checks presented for payment.  As of December 31, 2004, sweep accounts represented approximately 66% of total Repos.  Due to the nature of the sweep product, this account is more volatile than a fixed-term Repo.  Overnight borrowings and Repos are included with short-term borrowings on the consolidated balance sheet.  Refer to Note 7 “Short-term Borrowings”, contained within the notes to consolidated financial statements in Part II, Item 8.

Customer liquidity, investment needs and negotiated interest rates caused a net increase in Repos from $39,363,000 at December 31, 2003, to $40,684,000 at December 31, 2004.  However, the balance in Repos will fluctuate daily due to the nature of the daily-sweep product which is dependent on the level of available funds in customer DDAs.

Funding requirements of the Bank, due largely to the reduction in deposits, necessitated $8,760,000 in overnight borrowings from the FHLB, at December 31, 2004.  FHLB overnight borrowings at December 31, 2003 amounted to $14,920,000.

Long-term debt

Long-term debt consists of borrowings from the FHLB.  The weighted-average rate on funds borrowed at December 31, 2004, was 5.06%.  The weighted-average rate is 28 basis points below the tax-equivalent yield of 5.34% on average earning-assets for the year ended December 31, 2004.  Rates on $58,000,000 of “convertible select” advances are adjustable quarterly, should market rates increase beyond the issue’s original rate.  At December 31, 2004, similar FHLB advances were 261 basis points below the average rate paid by the Bank.  The Bank is deterred from paying off the current borrowings by significant prepayment penalties.  Rates currently being quoted by the FHLB could increase above the rates currently paid on these borrowings.  In the event this was to occur, the Bank has the option, at that time, to repay or to renegotiate the converted advance.

During the third quarter of 2004, the Bank entered into a leveraged transaction and borrowed a total of $5,000,000 to purchase preferred term securities.  The three-month interest rate reset intervals for both the purchased securities and the borrowing that funded them, are evenly matched and therefore will be accretive to earnings.  The new borrowings mature in 2006 and 2007 and carry a weighted-average interest rate of 2.61% at December 31, 2004.  In addition, during the fourth quarter of 2004, the Bank paid off a matured $5,000,000 borrowing that carried an interest rate of 5.92%.    The effect of these transactions helped reduce the overall weighted-average rate of the Bank’s long term debt.  At December 31, 2004, the Bank had the ability to borrow an additional $99,947,000 at the FHLB.  The FHLB has short-, medium- and long-term funding products available to the Bank.

Accrued expenses and other liabilities

Time deposit run-off and rate reductions on high-cost funds caused accrued interest payable to decrease from $1,270,000 at December 31, 2003, to $985,000 at December 31, 2004.

At December 31, 2004 other liabilities included a balance due on a $453,000 retirement obligation recorded in the second half of 2004.  The liability represents the present value of an obligation for certain benefits, to be paid periodically in future years.  Based upon the subjective nature of the medical insurance reimbursement portion of the liability, as it relates to future premiums, and the uncertainty of the duration of the future period to be covered, the Company may find it necessary to increase or decrease the accrual accordingly.

  Assets:

Investments

The Bank’s investment policy is designed to complement its lending activities, generate a favorable return without incurring undue interest rate and credit risk, manage interest rate sensitivity, provide monthly cash flow and manage liquidity at acceptable levels.  In establishing investment strategies, the Bank considers its business and growth or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities held, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations.  The policy prescribes permissible investment categories that meet the policy standards and Management is responsible for structuring and executing the specific investment purchases within these policy parameters.  Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies.  Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings.  The Bank generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

At the time of purchase, Management classifies investment securities into one of three categories: trading, AFS or, held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are recorded at market values in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax and is presented under the caption “Accumulated other comprehensive income (loss)”.  Securities designated as HTM are carried at their amortized cost.

Total investments declined $24,171,000, net of a $170,000 appreciation in the market value of AFS investments.  The carrying value of investment securities, at December 31, 2004, was $120,237,000 or 22% of total assets compared to $144,407,000 or 25% as December 31, 2003.  At December 31, 2004 approximately 54% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  At that same time, agency bonds and municipal bonds comprised 25% and

9% of the investment portfolio, respectively.  During 2004, the Bank increased its position in preferred term securities.  See the discussion under “Long-term debt” above for a further discussion on this transaction.    Preferred Term Securities, Ltd. pools trust preferred securities issued by bank and insurance companies.  These issuers utilize trust preferred securities because they are afforded favorable capital treatment and provided a tax deduction for the interest paid.  Preferred Term Securities, Ltd., in turn, issue securities that are backed by obligations of these issuers, which are asset backed securities that have multiple classes, each with different credit ratings.  The fact that these securities are backed by multiple issuers with geographic dispersion, have size limits per issuer which enhance credit appeal, afforded lower regulatory risk-weighting and float with out a cap at three-month LIBOR make these securities attractive within a low interest rate environment.

With the relatively low, but increasing, market interest rate environment throughout 2004, higher yielding U.S. Government Agency bonds along with state and municipal securities of $14,195,000 were called.  This compares to $24,810,000 in 2003 and $90,600,000 in 2002.  The increase in the U.S. Treasury yields during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the fourth quarter of 2003 and continued during 2004.  As a result, prepayments on the Bank’s portfolio of mortgage-backed securities have subsided significantly.  Prepayments during 2004 amounted to $18,643,000, compared to $60,127,000 in 2003.

During the first half of 2004, interest rates throughout the U.S. Treasury yield curve (the “yield curve”) increased.  The Federal Open Market Committee (the “FOMC”) raised short-term interest rates five times (125 basis points) since the end of June 2004.  While short-term U.S. Treasury yields have shown somewhat similar increases during the second half of 2004, medium- and long-term rates have somewhat decreased resulting in a flattening of the yield curve.  Accordingly, the Bank used a significant amount of the cash flows from its investment portfolio to fund high-cost time deposit outflow and repayment of overnight borrowings rather than redeploy the funds in the securities markets.  The Bank will continue to monitor the investment markets but will remain cautious about adding securities until a meaningful accretion to earnings can be achieved.

A comparison of investments at December 31, for the three previous periods is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government agencies	$30,497,185	25.36%	$36,323,404	25.15%	$13,275,625	8.88%
Mortgage-backed securities	64,457,326	53.61	85,598,752	59.28	118,614,057	79.31
State & municipal subdivisions	11,199,084	9.32	13,275,289	9.19	9,736,815	6.51
Preferred term securities	9,034,375	7.51	4,007,507	2.78	3,990,000	2.67
Equity securities: regulatory	4,568,700	3.80	4,753,300	3.29	3,604,400	2.41
other	480,848	0.40	449,122	0.31	328,710	0.22
Total	$120,237,518	100.00%	$144,407,374	100.00%	$149,549,607	100.00%

The distribution of debt securities by stated maturity date at December 31, 2004 is as follows:

	One year or less	One through five years	Five through ten years	More than ten years	Total
U.S. government agencies	$—	$4,946,069	$17,789,632	$7,761,484	$30,497,185
Mortgage-backed securities	—	391,330	19,919,218	44,146,778	64,457,326
State & municipal subdivisions	—	446,147	1,562,265	9,190,672	11,199,084
Preferred term securities	—	—	—	9,034,375	9,034,375
Total debt securities	$—	$5,783,546	$39,271,115	$70,133,309	$115,187,970

AFS securities are stated net of unrealized gains and losses.  As of December 31, 2004, AFS debt securities were recorded with a net unrealized loss in the amount of $355,000.  At December 31, 2004 AFS equity securities were recorded at $481,000 including an unrealized gain of $202,000.  In addition, the Company had $4,568,000 of restricted regulatory equity securities, recorded at cost.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2004, is as follows:

	One year or less	One through five years	Five through ten years	More than ten years	Total
U.S. government agencies	—%	3.02%	3.12%	3.98%	3.32%
Mortgaged-backed securities	—	5.40	3.66	4.85	4.48
State & municipal subdivisions	—	5.66	4.93	5.84	5.71
Preferred term securities	—	—	—	4.12	4.12
Total debt securities	0.00%	3.37%	3.46%	4.79%	4.26%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Loans and leases

Loans and leases, net of unearned income, increased $15,555,000 or 4.2% from $371,979,000 at December 31, 2003, to $387,534,000 at December 31, 2004. Gross loans represented 72.2% of total assets at December 31, 2004.

In 2004, the Bank originated $34,981,000 of commercial loans, $31,368,000 of mortgage loans, including $13,066,000 of unfunded real estate construction lines, and $19,671,000 of consumer loans.  This compares to $37,797,000, $40,028,000 and $24,041,000, respectively, in 2003.  In addition for 2004, the Bank committed to additional funding in the amounts of $20,799,000 for commercial borrowers, $10,489,000 in home equity lines and $83,000 for consumer borrowers.  The increase in the portfolio was primarily in residential real estate due the transfer of mortgage loans from available-for-sale to the loan portfolio which is described in more detail in the, “Loans available-for-sale,” section, below.

Loan refinancing to lower interest rates that began in 2002 and accelerated through 2003 has subsided in 2004 - in response to anticipated increases in short-term interest rates and volatility in the mid- and long-term rates of U.S. Treasury yield curve.  The Bank expects the loan prepayment and refinance activity to be minimal in the near-term.

Commercial and Commercial Real Estate Loans:

Net of scheduled principal curtailments (run-off), loan participation sales and pre-payments, commercial loans increased $692,000 during 2004.  This increase was primarily due to increased lending within the small business community.

The Bank continues to originate loans using the Small Business Administration (SBA) guaranteed loan program.  Under this program, in return for the Bank funding a qualified loan, the SBA guarantees a material portion of the principal balance to the Bank.  As of December 31, 2004, the Bank had $2,002,000 in SBA guaranteed loans outstanding.

Tax-free industrial development loans, a component of commercial loans, made to or backed by local municipalities increased from $9,020,000 at December 31, 2003 to $9,898,000 at December 31, 2004.  The increase in this sector was due mainly to fund loans to local municipalities for various infrastructure and sustaining projects.

Residential Real Estate Loans:

Residential real estate loans increased $14,217,000 or 18.4% to $91,294,000.  These loans increased due to the transfer, from the available-for-sale to the loan portfolio which is described in more detail in the, “Loans available-for-sale,” section, below.  In addition, originations of these loans remained strong due to the sustained relative low interest rate environment.

Consumer Loans and Direct Financing Leases:

Consumer loans and direct-financing leases decreased $2,905,000 or 4.4% during 2004.  The home equity installment loan portfolio, included within the consumer loans, experienced declines due to prior year’s refinancing into lower rate mortgages.  In addition, the combined effect of run-off and decision to no longer originate direct financing leases brought about the overall decline in consumer loans.

Real Estate Construction Loans:

Real estate construction loans increased $3,353,000 or 46.1% during 2004.  Real estate construction loans consist of $8,095,000 for residential construction and $2,526,000 for commercial real estate construction.  These loans fund residential and commercial construction projects and then convert to a residential mortgage or to a commercial real estate loan after one year from the origination date.  Generally, the converted loans will bear the same terms as the residential or the commercial construction loan.

A comparison of loans at December 31, for the five previous periods is as follows (all loans are domestic):

	2004	2003	2002	2001	2000
Residential real estate	$91,294,401	$77,077,315	$78,132,262	$90,766,420	$104,618,240
Consumer	61,487,608	62,919,070	64,300,368	73,756,002	71,765,719
Commercial and commercial real estate	221,968,137	221,275,922	202,974,155	179,043,816	146,610,685
Direct financing leases	2,211,978	3,685,802	6,578,720	9,961,967	12,733,075
Real estate construction	10,620,472	7,267,616	6,797,002	5,446,870	2,971,504
Gross loans	387,582,596	372,225,725	358,782,507	358,975,075	338,699,223
Less:
Unearned discount	48,423	247,119	620,704	1,256,818	1,833,968
Allowance for loan losses	5,987,798	4,996,966	3,899,753	3,741,933	3,264,280
Net loans	$381,546,375	$366,981,640	$354,262,050	$353,976,324	$333,600,975

Loans available-for-sale	$576,378	$19,863,577	$28,715,355	$16,150,020	$9,953,958

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2004	2003	2002	2001	2000
Residential real estate	23.56%	20.71%	21.78%	25.28%	30.89%
Consumer	15.86	16.90	17.92	20.55	21.19
Commercial and commercial real estate	57.27	59.45	56.57	49.88	43.29
Direct financing leases	0.57	0.99	1.83	2.77	3.76
Real estate construction	2.74	1.95	1.90	1.52	0.87
Gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10.00% of total loans that are not otherwise disclosed as a category in tables above.

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2004.  Excluded from the table are non-construction real estate loans, consumer loans and direct financing leases (amounts in thousands):

	One year or less	One to five years	More than five years	Total
Commercial and commercial real estate loans	$37,579	$39,753	$144,636	$221,968
Real estate construction	10,620	—	—	10,620
Total	$48,199	$39,753	$144,636	$232,588

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into commercial and commercial real estate loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the commercial and commercial real estate loans would normally mature after five years.

The following table sets forth the sensitivity changes in interest rates for commercial and commercial real estate loans at December 31, 2004 (amounts in thousands):

	One to five years	More than five years	Total
Fixed interest rate	$8,798	$13,894	$22,692
Variable interest rate	30,955	130,742	161,697
Total	$39,753	$144,636	$184,389

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

Loans available-for-sale

Generally, upon origination, certain residential mortgages, the guaranteed portions of SBA loans and student loans are classified as AFS.  Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease interest income would be negatively affected.  Consideration is also given to the current liquidity position and projected future liquidity needs.  To better manage interest rate and prepayment risk, loans meeting these conditions may be classified as AFS.  The carrying value of loans AFS are carried at the lower of cost or estimated fair market value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Any subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS, at December 31, 2004, were $576,000, with a corresponding fair value of $582,000 compared to $19,864,000 and $20,501,000, respectively at December 31, 2003.  During the second quarter of 2004, the Bank transferred higher yielding mortgage loans with relatively short lives and aggregate principal balances of $11,246,000 and aggregate market values of $11,446,000 from AFS to its loan portfolio.  Similarly, during the third quarter of 2004, the Bank transferred SBA loans, with aggregate principal and market values of $1,561,000 and $1,634,000, respectively, from AFS to its loan portfolio.  In both cases, the loans were transferred at the lower of cost or estimated market value and therefore, no gain or loss was recognized.  The Bank has both the ability and intent to hold these loans until maturity and they will continue to provide the Bank with yields in excess of the rates in effect at the time of transfer.  By transferring the loans from the AFS to the loan portfolio, the Bank will no longer be required to apply lower of cost or market treatment to the principal balances.  Had the transferred loans remained in the AFS portfolio, in an increasing interest rate environment, the loans could attain market values significantly below their principal balances and, as a result, could create a significant drag on current earnings.  During 2004, residential mortgages, student loans and SBA loans with principal balances of $14,307,000, $1,128,000 and $61,000, respectively were sold into the secondary market and gains of approximately $195,000 have been recognized.

The Bank retains the mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Bank can continue the personal relationship developed with its customers.  At December 31, 2004, the servicing portfolio balance of sold residential mortgage loans was $57,939,000.  For a further discussion on MSRs, see Note 4, “Loans and leases” contained within the notes to consolidated financial statements in Part II, Item 8.

Allowance for loan losses

Management continually evaluates the credit quality of the Bank’s loan portfolio and performs a formal review of the allowance for loan losses (the allowance) adequacy, on a quarterly basis.  The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio.  Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change.  The provision for loan losses represents the amount necessary to maintain an appropriate allowance.  Loan losses are charged directly against the allowance when loans are deemed to be uncollectible.  Recoveries on previously charged-off loans are added to the allowance when received.

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

•                  Identification of loans collateralized by cash and cash equivalents;

•                  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and cash equivalents and eliminating loans with specific allocations;

•                  Application of historical loss percentages (three-year average) to pools to determine the allowance allocation; and

•                  Application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for different categories of loans is based on the methodology used by the Bank, as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk-grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

Charge-offs, net of recoveries, for the year ended December 31, 2004, were $1,159,000, compared to $2,618,000 in 2003.  Combined consumer loan and lease financing net charge-offs decreased from $1,019,000, through December 31, 2003, to $364,000, through December 31, 2004.  Commercial loan net charge-offs were $549,000 for the full year 2004 compared to $1,130,000 for 2003.  Mortgage loan net-charge-offs were $246,000 in 2004 compared to $469,000 in 2003.  The addition of a seasoned loan workout specialist and efforts of collections and credit administration improved the level of net charge-offs in 2004.  For further discussion on the provision for loan losses, see the “Provision for loan losses” located in the Results of Operations section of Management’s Discussion and Analysis contained herein.

For a further discussion of delinquencies and net charge-offs, see the section entitled “Non-performing assets.” Additional discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Allowance for Loan Losses” and Note 4 “Loans and Leases” contained within the notes to consolidated financial statements, and incorporated herein by reference.

Management believes that the current balance in the allowance for loan losses of $5,988,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.54% at December 31, 2004 compared to 1.28% at December 31, 2003.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2004		2003		2002		2001		2000

Balance at beginning of period	$4,997		$3,900		$3,742		$3,264		$3,172

Charge-offs:
Commercial and all other	775		1,334		928		1,003		602
Real estate	266		503		40		119		75
Consumer	480		1,167		850		909		456
Lease financing	85		92		131		180		18
Total	1,606		3,096		1,949		2,211		1,151

Recoveries:
Commercial and all other	226		204		359		86		14
Real estate	20		34		—		3		17
Consumer	178		230		69		108		53
Lease financing	23		10		15		17		1
Total	447		478		443		214		85
Net charge-offs	1,159		2,618		1,506		1,997		1,066
Provision charged to operations	2,150		3,715		1,664		2,475		1,158
Balance at end of period	$5,988		$4,997		$3,900		$3,742		$3,264
Net charge-offs to average loans outstanding	0.30%		0.68%		0.40%		0.56%		0.33%
Allowance for loan loss to net charge-offs	5.17	x	1.91	x	2.59	x	1.87	x	3.06	x
Allowance for loan loss to total gross	1.54%		1.28%		1.01%		1.00%		0.94%
Loans 30 - 89 days past due and accruing	$4,317		$3,975		$6,047		$7,156		$11,049
Loans 90 days or more past due and accruing	$557		$958		$2,599		$5,398		$1,493
Allowance for loan loss to loans 90 days or more past due and accruing	10.75	x	5.22	x	1.50	x	0.69	x	2.19	x
Non-accruing loans	$9,904		$7,323		$4,000		$4,914		$2,287
Allowance for loan loss to non-accruing loans	0.60	x	0.68	x	0.98	x	0.76	x	1.43	x
Allowance for loan loss to non-performing loans	57.24%		60.34%		59.09%		36.29%		86.37%
Average net loans	$381,366		$383,226		$380,892		$352,230		$325,163

The allowance for loan losses can generally absorb losses throughout the loan and lease portfolios.  However, in some instances an allocation is made for specific loans or groups of loans.  Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as previously explained.  The changes in the allocations from year to year are based upon year-end reviews of the loan and lease portfolios.

Allocation of the allowance among major categories of loans for the past five years is summarized below.  This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.  The portion of the allowance designated as unallocated is within the Company’s policy guidelines.  Prior to 2003, consumer loans included credit card receivables:

Category	2004	%	2003	%	2002	%	2001	%	2000	%
Residential real estate	$451,349	7.54	$354,207	7.09	$383,858	9.84	$269,490	7.20	$117,534	3.60
Consumer	966,081	16.13	884,689	17.70	1,092,140	28.01	959,408	25.64	736,613	22.57
Commercial and commercial real estate	4,349,227	72.63	3,699,488	74.04	2,198,783	56.38	2,197,365	58.72	2,270,663	69.56
Direct financing leases	40,891	0.69	42,706	0.85	81,664	2.09	136,091	3.64	131,150	4.02
Real estate construction	27,523	0.46	15,876	0.32	—	—	—	—	—	—
Unallocated	152,727	2.55	—	—	143,307	3.68	179,579	4.80	8,320	0.25
Total	$5,987,798	100.00%	$4,996,966	100.00%	$3,899,752	100.00%	$3,741,933	100.00%	$3,264,280	100.00%

Allowance for loan losses based upon the commercial loan portfolio comprised 73%, or $4,349,000, of the total allowance for loan losses at December 31, 2004.  Although the Bank identified 34 commercial loan relationships which comprises most of this allowance, the bulk of the allowance fell among only several large non-performing relationships.  Collateral values were prudently valued to provide a conservative and realistic value of the collateral supporting these loans.  The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs.

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of December 31, 2004, non-performing assets represented 1.99% of total assets compared to 1.52% at December 31, 2003.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2004	2003	2002	2001	2000
Net loans, including loans available-for-sale	$382,123	$386,846	$382,977	$370,126	$343,555

Loans past due 90 days or more and accruing	$557	$958	$2,599	$5,398	$1,493
Non-accrual loans	9,904	7,323	4,000	4,914	2,287
Total non-performing loans	10,461	8,281	6,599	10,312	3,780
Restructured loans	—	—	1,474	—	—
Other real estate owned	163	394	262	465	353
Repossessed assets	50	73	175	158	—
Total non-performing assets	$10,674	$8,748	$8,510	$10,935	$4,133

Non-accrual loans to net loans	2.59%	1.89%	1.04%	1.33%	0.67%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.79%	2.26%	2.22%	2.95%	1.20%
Non-performing assets to total assets	1.99%	1.52%	1.47%	1.92%	0.84%
Non-performing loans to net loans	2.74%	2.14%	1.72%	2.79%	1.10%

In the internal review of loans for both delinquency and collateral sufficiency, management concluded that there were an above average number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing loans for the period is attributed to commercial business loans, indirect auto lending and real estate loans in the process of foreclosure.  Most of these loans are collateralized and some of the commercial loans are guaranteed by governmental agencies and the Bank’s loss exposure is reduced accordingly.  In 2004, non-performing loans increased $2,180,000, or 26%, to $10,461,000.  Approximately $7,997,000 of non-accrual loans were added during 2004 of which $687,000 was subsequently collected.  The increase was primarily in commercial loans caused mostly by a single relationship with two loans amounting to $4,825,000.  The loans in this relationship were subsequently refinanced and are expected to return to performing status once a satisfactory repayment history is evidenced.  The increase in non-accrual loans was partially offset by total payoffs or pay downs of $2,101,000, charge offs of $961,000, $204,000 in transfers to foreclosed assets and $1,463,000 of loans that have migrated to performing status.  As a result, the percentage of non-performing loans to net loans has increased from 2.14% at December 31, 2003, to 2.74% at December 31, 2004.

Repossessed assets consist of previously financed vehicles held for sale.  Subsequent to the loan or lease, the borrower or lessee defaulted on their contract and the Company repossessed the unit.  Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the allowance for loan losses.

Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance until the balance is satisfied.  Subsequent payments are then recorded as interest income and finally late charges.  During 2004, the Bank collected $419,000 of interest income recognized on the cash basis.  Interest income that would have been recorded in 2004, if non-accrual loans were current, was $942,000.

Bank premises and equipment, net

The Bank’s premises and equipment decreased $929,000 due primarily to depreciation.  During 2004, the Bank purchased approximately $278,000 in equipment compared to $621,000 in 2003.

Foreclosed assets held for sale

Real estate acquired through foreclosure decreased by $231,000, due to the sale of foreclosed properties during the year.  An increase in the turn-around time on sales of vehicles has resulted in a net decrease of $23,000 in other repossessed assets.

Terminated lease assets held for sale

Terminated lease assets are vehicles that were lease-financed by the Company with contractual terms fulfilled.  Pursuant the lease agreement, the vehicles are returned to the Company and recorded on the books in other assets at the residual value.  These vehicles are subsequently sold as soon as practicable.  The difference between sales price and residual value, if any, is charged against current earnings.  Simultaneously, a claim is submitted to the Company’s residual insurance carrier for payment.  Receipt of any residual insurance proceeds is then credited to current earnings.

Cash surrender value of bank owned life insurance

During February 2003, the Bank purchased $7,000,000 of bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the Bank is the owner and beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax-free advantage to the Bank.  This profitability is used to offset a portion of current and future employee benefit costs.  The BOLI can be liquidated, if necessary, with tax costs associated.  However, the Bank intends to hold this pool of insurance, because it provides income that enhances the Bank’s capital position.  Therefore, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Results of Operations

Earnings Summary:

General

The Company’s results of operations depend primarily on its net interest income.  Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields on interest-earning assets which consist principally of loans and investment securities.  Interest expense is incurred from rates paid on interest-bearing liabilities which consist of deposits and borrowings.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The interest rate spread is influenced by the overall interest rate environment, the composition and characteristics of interest-earning assets and interest-bearing liabilities and by the competition in our marketplace.  The interest rate spread and the changes in the interest rate spread, from period-to-period, is also influenced by differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them.

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees and increases in the cash surrender value of the bank owned life insurance.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of multi-family dwellings and levels of other income-producing properties and establishments.

Overview

Net income for the year ended December 31, 2004 nearly doubled to $3,364,000 from $1,643,000 for the year ended December 31, 2003.  Similarly, diluted earnings per share increased to $1.84 for the twelve months ended December 31, 2004 from $0.90 during the year ended December 31, 2003.  The increase in net earnings was primarily the result of decreases in both interest expense and the provision for loan losses.

Return on average assets and return on average equity improved to 0.61% and 7.51%, respectively, for the year ended December 31, 2004 from 0.29% and 3.63%, respectively, in 2003.  The improvement in these ratios is due principally to increased net income.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2004, 2003 and 2002 is as follows (dollars in thousands):

	2004			2003			2002
	Average Balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate	Average balance	Interest	Yield/ rate
Interest-earning assets

Interest-bearing deposits	$637	$6	0.93%	$761	$6	0.79%	$919	$17	1.81%

Investments:
U.S. government agencies	36,360	1,333	3.67	26,550	1,035	3.90	76,396	4,374	5.73
Mortgage-backed securities	73,939	3,029	4.10	99,050	3,451	3.48	61,082	3,106	5.08
State and municipal	11,618	739	6.36	10,953	716	6.53	10,185	662	6.50
Other	10,213	291	2.85	8,206	241	2.94	6,337	240	3.78
Total investments	132,130	5,392	4.08	144,759	5,443	3.76	154,000	8,382	5.44

Loans:
Commercial	223,660	12,172	5.44	212,351	11,813	5.56	202,500	12,547	6.20
Consumer	47,030	3,321	7.06	51,836	3,879	7.48	58,157	4,925	8.47
Real estate	113,589	6,737	5.93	117,939	7,386	6.26	113,679	8,095	7.12
Direct financing leases	3,013	201	6.66	4,546	319	7.02	7,558	552	7.30
Credit cards	—	—	—	427	43	10.13	2,897	283	9.77
Total loans	387,292	22,431	5.79	387,099	23,440	6.06	384,791	26,402	6.86

Federal funds sold	1,530	17	1.13	3,919	46	1.17	11,584	190	1.64

Total earning assets	$521,589	$27,846	5.34%	$536,538	$28,935	5.39%	$551,294	$34,991	6.35%

Interest-bearing liabilities
Deposits:
Savings	$41,860	$219	0.52%	$40,439	$255	0.63%	$36,031	$363	1.01%
NOW	37,312	121	0.32	39,949	173	0.43	37,068	400	1.08
MMDA	30,394	383	1.26	18,584	243	1.31	9,895	142	1.44
Time deposits < $100,000	99,390	3,020	3.04	117,852	4,602	3.90	141,964	6,422	4.53
Time deposits > $100,000	105,813	2,974	2.81	132,630	4,732	3.57	144,802	5,929	4.11
Clubs	1,759	19	1.08	1,727	26	1.50	1,518	29	1.94
Total deposits	316,528	6,736	2.13	351,181	10,031	2.86	371,278	13,285	3.58

Repurchase agreements	41,695	464	1.11	41,355	503	1.22	45,872	996	2.17

Borrowed funds	78,318	3,980	5.08	69,471	3,703	5.33	64,045	3,601	5.62

Total interest-bearing liabilities	$436,541	$11,180	2.56%	$462,007	$14,237	3.08%	$481,195	$17,882	3.72%

Net interest income		$16,666			$14,698			$17,109

Net interest spread			2.78%			2.31%			2.63%

Net interest margin			3.20%			2.74%			3.10%

Total average assets	$550,223			$571,429			$580,769

Average non-interest bearing deposits	$66,006			$60,985			$53,504

In the above table:

Interest income was adjusted to a tax-equivalent basis to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.

Loans include loans available-for-sale and non-accrual loans but exclude the allowance for loan losses.  Within consumer loans, direct financing leases are presented net of unearned interest.  Average balances are based on amortized cost and do not reflect unrealized gains or losses.

Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.  Net interest margin represents net interest income divided by total average interest-earning assets.

Changes in net interest income are a function of both changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.  The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) the changes attributable to changes in interest rates (changes in rates multiplied by prior volume) and (3) the net change.  The combined effect of changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.  Tax-exempt income was not converted to a tax-equivalent basis on the rate/volume analysis:

	Years ended December 31, (dollars in thousands)
	2004 Compared to 2003 Increase (decrease) due to			2003 Compared to 2002 Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Mortgage	$(268)	$(381)	$(649)	$319	$(1,028)	$(709)
Commercial	605	(195)	410	656	(1,353)	(697)
Consumer	(484)	(245)	(729)	(923)	(602)	(1,525)
Total loans and leases	(147)	(821)	(968)	52	(2,983)	(2,931)
Investment securities, interest- bearing deposits and federal funds sold	(1,042)	943	(99)	(795)	(2,379)	(3,174)
Total interest income	$(1,189)	$122	$(1,067)	$(743)	$(5,362)	$(6,105)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	$(858)	$(900)	$(1,758)	$(466)	$(731)	$(1,197)
Other	(184)	(1,353)	(1,537)	(249)	(1,808)	(2,057)
Total deposits	(1,042)	(2,253)	(3,295)	(715)	(2,539)	(3,254)
Other interest-bearing liabilities	337	(99)	238	39	(430)	(391)
Total interest expense	$(705)	$(2,352)	$(3,057)	$(676)	$(2,969)	$(3,645)
Net interest income	$(484)	$2,474	$1,990	$(67)	$(2,393)	$(2,460)

The Federal Reserve Bank increased the discount rate five times in 2004. The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks.  In response to these actions, national prime increased during the second half of 2004.  National prime is the benchmark rate banks use to set rates on various lending and other interest sensitive products.  National prime increased five times at 25 basis point increments each, for a total increase of 1.25% from 4.00% at December 31, 2003 to 5.25% at December 31, 2004.

There was a 22 basis point differential between the weighted-average rate of national prime in 2004 compared to 2003.  The weighted-average rate of national prime in 2004 and 2003 was 4.34% and 4.12%, respectively.  This difference has begun to increase the yield on the Bank’s interest-earning assets and should continue to do so as new product is originated and variable rate loans re-price to these higher rates.

The increase in the U.S. Treasury yields during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the latter part of 2003 which continued during 2004.  As market rates rise along with the increase in national prime, loan originations, renewing commercial and residential loans and lines of credit should price above the average 2003 portfolio yields.  In addition, Treasury yields and slowing mortgage refinance activity will also positively impact the investment portfolio, increasing yields which had begun during the third quarter of 2004 and should continue to do so in a rising rate environment.  The predominant low interest rate environment during 2004, resulting from current economic conditions, had a negative affect on earning assets, causing total interest income to decrease 3.8%, from $28,462,000 in 2003 to $27,395,000 in 2004 and further caused the tax-equivalent yield on earning assets to decrease 5 basis points.  However, as previously mentioned, the Bank has begun to see an increase in the tax-equivalent yield on its earning assets during the second half of 2004.

Interest expense decreased 21.5%, from $14,237,000 in 2003 to $11,180,000 in 2004.  The cost of interest paying liabilities decreased 52 basis points in 2004.  Rates paid on maturing time and retained transactional deposit products were reduced to market deposit rates throughout 2004.  However, certain contractual based, long-term time deposit products and borrowings, which must reach maturity before they can re-price, continue to pay at above market rates.  The low-cost overnight funding needs and the addition of the low-costing $5,000,000 FHLB borrowings during the third quarter and the payoff of the higher costing $5,000,000 FHLB borrowing in the fourth quarter helped reduce the average cost of these funding sources 25 basis points.

As a result, net interest income increased $1,990,000, or 14%, from $14,225,000 in 2003 to $16,215,000 in 2004.  On a tax-equivalent basis, the net interest rate spread improved 47 basis points from 2.31% to 2.78% and the tax-equivalent margin improved 36 basis points, from 2.74% in 2003 to 3.20% in 2004.

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Bank’s loan portfolio.  Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.

The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Bank maintains a Special Asset Committee which meets periodically to review problem loans and leases.  The committee is comprised of Bank management, including the credit administration officer, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $2,150,000, for the year ended December 31, 2004, compared to $3,715,000 in 2003.  As a result, the allowance for loan losses was $5,988,000 at December 31, 2004, compared to $4,997,000 at December 31, 2003.  Non-performing loans, which consist of loans past due 90 days or more and non-accrual loans increased $2,180,000, or 26%, to $10,461,000 at December 31, 2004, from $8,281,000, at December 31, 2003.  Of this increase, non-accrual loans increased $2,581,000 in 2004.  The amount provided for loan losses, for the year ended December 31, 2004, was driven by increasing the allowance for loan losses to match the risk profile inherent to the loan portfolio.

Other income

Other (non-interest) income consists of service charges or fees collected on the Bank’s various deposit and loan products, net mortgage servicing revenue, fees from trust, asset management and other financial services, the increase in the cash surrender value of bank owned life insurance, the realized gains and losses from the sales of investment securities, loans, leased assets and foreclosed assets held-for-sale and other various classifications of non-interest related income.

For the year ended December 31, 2004, other income was $4,161,000 or $22,000 less than the $4,183,000 recorded in 2003.  Of this decrease approximately $404,000 was related to a decline in net gains recognized from the sales of loans available-for-sale into the secondary market.  The decline in loan sales was the result of the slowing of the mortgage refinance activity that was propelled, during 2003, by relatively low interest rates and the anticipated rise in interest rates on mortgage and other loan products.  In addition, recognized net gains from sales of securities AFS declined from $329,000 in 2003 to $9,000 in 2004.  Partially offsetting these decreases was growth in service charges on deposit related accounts by approximately $309,000 in 2004 compared to 2003.

The Bank continues to focus and monitor various fee generating activities related to deposit accounts and considers this revenue source a viable complement to net interest income.  The Bank’s trust and asset management services continue to increase its efforts to provide full-service alternative financial products to the Bank’s customer base.  During 2004, these two areas combined for an increase in fees of $59,000 compared to 2003.

Items further impacting other income included the reduction in recorded losses on sales of full-term leased assets in the amounts of $291,000 for the twelve months ended December 31, 2004.  This compares to losses in 2003 of $409,000.  In addition, amortization of mortgage servicing rights (an offset service fee income) declined $206,000 for the year ended 2004 compared to 2003.  The decrease was due to the lower volume of mortgage prepayments and mortgage re-financing in 2004.

Other expense

For the twelve months ended December 31, 2004, other operating expenses were $13,827,000 or $924,000 more than the $12,903,000 recorded in the same period of 2003.  Salary and employee benefit costs increased $366,000 for the twelve months ended December 31, 2004 compared to the same period in 2003.  The increase was primarily due to the staffing of new key management positions as well as annual merit increases on compensation costs and the related incremental payroll taxes thereon.  In addition, the Bank continues to experience escalating costs of various employee benefit programs.  In 2004, the cost to provide health insurance premiums to the Bank’s employees increased 21% from 2003.  Advertising expenses increased $95,000, or 28% during the year ended 2004 compared to the year ended 2003.  The increase in advertising was due to implementation of direct marketing programs with focus on brand awareness and the acquisition of core deposits.  A more scientific approach to buying media was instituted, using various marketing models to reach a more targeted audience.  This led to the purchase of alternative media resources, such as television spots and “screen vision” at a local unaffiliated movie theater complex that it did not use during 2003.  In addition, the Bank used more radio advertising in 2004 compared to 2003.  The increase in the other operating expenses was primarily the result of recording an incremental obligation related to the retirement benefit for the Company’s former chairman and president in the amount of $476,000.  The retirement benefit represents a present value obligation for certain benefits, to be paid periodically in the future, that include payments, reduced by appropriate taxes, and estimated medical insurance reimbursements.  Based upon the subjective nature of the medical insurance premium portion of the accrual, as it relates to future premium costs, and the uncertainty of the future benefit period to be covered, the Company may find it necessary to increase or decrease the accrual.

Components of other operating expense also include professional fees, office supplies, printing, communications and data processing which did not vary significantly for the twelve months ended December 31, 2004 compared to the same period in 2003.

The ratio of non-interest expense less non-interest income to average assets at December 31, 2004 and 2003 was 1.69% and 1.68%, respectively.  This ratio continues to perform favorably against the Uniform Bank Performance Report peer comparison groups, which supports Management’s commitment to maintain and reasonably control overhead expenses.

Provision for income taxes

Income before provision for income taxes in 2004 increased $2,610,000 from 2003.  The effective federal income tax rate was 23.5% and 8.2% for the years ending December 31, 2004 and 2003, respectively.  The effective tax rate increase is contributed to a decreased portion of combined tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the Bank Owned Life Insurance representing a smaller percentage of pre-tax earnings.

Comparison of Financial Condition as of December 31, 2003 and 2002

Deposits

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

Short-term borrowings

Interest rate reductions and customer liquidity and investment needs caused repurchase agreements (Repos) to decrease from $47,232,000 at December 31, 2002, to $39,363,000 at December 31, 2003. Sweep accounts comprised approximately 70% of Repos.

Funding requirements of the Bank, due largely to the reduction in deposits, necessitated $14,920,000 overnight borrowings from the FHLB, at December 31, 2003.  FHLB borrowings at December 31, 2002 amounted to $2,850,000.

Long-term debt

Long-term debt consisted of borrowings from the FHLB. The weighted-average rate on funds borrowed at December 31, 2003, was 5.31%. The weighted-average rate was 6 basis points below the tax-equivalent yield of 5.39% on average earning assets for the year ended December 31, 2003.  Rates on $63,000,000 of convertible select advances are adjustable quarterly, should market rates significantly increase beyond the issue’s three- month strike price.  However, year-end rates on similar FHLB advances were 401 basis points below the average rate paid by the Bank. The Bank is deterred from paying off the current borrowings by significant prepayment penalties.

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

With the relative low market interest rate environment, which continued through 2003, higher yielding United States Government Agency bonds along with state and municipal securities of $24,810,000 were called. In 2002, when the composition of the investment portfolio was more susceptible to being called, securities approximating $90,600,000 were called.  No losses were incurred, in 2002 or 2003, on any of the called bonds.

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

The tax equivalent yield on debt securities by stated maturity date at December 31, 2003, is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. Government Agencies	—%	2.60%	3.51%	4.72%	3.86%
Mortgaged Backed Securities	—	5.52	3.60	4.78	4.45
State & Municipal Subdivisions	—	6.09	5.09	5.82	5.70
Preferred Term Securities	—	—	—	3.81	3.81
Total debt securities	0.00%	3.37%	3.64%	4.84%	4.40%

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

Loan refinancing to lower interest rates continued in 2003 at a much greater volume than in 2002.  Such refinancing occurred in all loan portfolios and followed a corresponding drop in interest rates which correlated with a national trend.  It is anticipated that the volume of prepayments and refinance requests could begin to ease, as rates become stable or increase. Furthermore, new loans are being structured, when possible, to better withstand market fluctuations.

Commercial Loans:

Net of scheduled principal curtailments, loan participation sales, and pre-payment, commercial loans increased $18,302,000 or 9.02% during 2003. This increase in commercial loans was primarily due to increased lending within the small business community.

Tax-free industrial development loans made to or backed by local municipalities increased to $9,020,000 at December 31, 2003. The surge in this sector was due mainly to several large term loans to local municipalities for various infrastructure projects.

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

The following table sets forth the maturity distribution of the loan portfolio at December 31, 2003. Excluded from the table are non-construction real estate loans, consumer loans and direct financing leases (amounts in thousands):

	One year	One to	More than
	or less	five years	five years	Total
Commercial and commercial real estate loans	$42,652	$42,297	$136,327	$221,276
Real estate construction	7,268	—	—	7,268
Total	$49,920	$42,297	$136,327	$228,544

The following table sets forth the sensitivity changes in interest rates for commercial and commercial real estate loans at December 31, 2003 (amounts in thousands):

	One to five	More than
	years	five years	Total
Fixed interest rate	$8,286	$14,511	$22,797
Variable interest rate	34,011	121,816	155,827
Total	$42,297	$136,327	$178,624

Loans available-for-sale

Loans available-for-sale at December 31, 2003 was $19,864,000, with a corresponding fair value of $20,500,000.  The year-end balance was comprised of $17,783,000 of residential mortgages, $1,338,000 of SBA loans, and $743,000 in student loans.  The Bank decreased loans available-for-sale by $8,852,000 or 30.83% from the December 31, 2002 balance.  Available-for-sale loans decreased in part from the overall sale of these types of loans and, in part, from a management decision to temporarily classify fewer residential loans as available-for-sale, in order to take advantage of higher rates offered in this loan category compared to market rates.  Also, at December 31, 2002, the AFS portfolio included $2,872,000 of credit card receivables which the Bank sold during the first quarter of 2003. The decision to sell these receivables was based upon lack of an adequate credit card servicing system, lack of consistent growth, high overhead associated with credit card activities and a high loss experience on non-performing credit cards.

Servicing rights on sold loans were retained by the Bank and at December 31, 2003, the servicing portfolio balance of sold residential mortgage loans was $56,021,000.

Bank premises and equipment, net

Due to the fact that expansion plans were deferred and a major computer system conversion was completed in 2002, additions to premises and equipment were minimal and amounted to $621,000 for 2003 compared to $2,542,000 in 2002.

Foreclosed assets held for sale

Real estate acquired through foreclosure increased $132,000 in 2003 compared to 2002 due to the receipt of five properties foreclosed during the fourth quarter and held for sale at year end.  Repossessed vehicles had a net decrease of $102,000, mostly from the increased turn around time on the sale of these vehicles.

Comparison of the Results of Operations for the Years December 31, 2003 and 2002

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

As market rates remained at low levels throughout 2003, along with the reduction of national prime, loan originations and renewing commercial loans and lines of credit priced substantially below the portfolio yields of 2002. Treasury yields and the waves of mortgage refinancing also adversely impacted the investment portfolio, driving yields downward throughout 2003.  The MBS, mortgage and consumer home equity installment loan portfolios each experienced significant payoffs caused from the number of mortgage refinance waves experienced throughout 2003.  Besides the natural reduction of interest income from repricing, the significant prepayments of MBS led to the recognition of a $1,167,000 net increase in amortization of premium held on these bonds over 2002.  The low interest rate environment resulting from current economic conditions had a negative affect on earning assets, causing total interest income to decrease 17.66%, from $34,567,000 in 2002 to $28,462,000 in 2003 and further caused the tax-equivalent yield on earning assets to decrease 96 basis points.

Interest expense decreased 20.38%, from $17,882,000 in 2002 to $14,237,000 in 2003. The cost of interest paying liabilities decreased 64 basis points in 2003.  Rates paid on deposit products were reduced to market deposit rates throughout 2003. However, certain contractual based deposit products and borrowings, which must reach maturity to re-price, continued to pay at above market rates.  The inability to reduce interest expense on these products prevented the Bank from fully mitigating the reduced interest income for the year to maintain our margin.  The low cost overnight funding needs and the addition of the $9,000,000 FHLB borrowings during the fourth quarter helped to reduce the average cost of these long-term funds 29 basis points, which somewhat eased the negative impact on net interest income.

As an overall result, net interest income decreased $2,460,000, or 14.75%, from $16,685,000 in 2002 to $14,225,000 in 2003. The net interest margin, on a tax-equivalent basis, declined 36 basis points, from 3.10% in 2002 to 2.74% in 2003.

Provision for loan losses

The provision for loan losses was $3,715,000, for the year ended December 31, 2003, compared to $1,664,000 in 2002.  Non-performing loans, which consisted of loans past due 90 days or more and non-accrual loans, were $8,281,000 at December 31, 2003, compared to $6,599,000, at December 31, 2002.  Of this amount, non-accrual loans increased $3,323,000 in 2003.  The increase in non-accrual loans was primarily due to the addition of three large commercial relationships. The amount provided for loan losses, for the year ended December 31, 2003, was driven by increasing the allowance for loan losses to match the risk profile inherent to the loan portfolio and, to a lesser extent, an increase in loan volume.

Other income

For the year ended December 31, 2003, other income was $4,183,000 or $880,000 more than the $3,303,000 recorded in 2002.  Of this increase, $360,000 pertained to service charge activities related to deposit accounts, which grew considerably during 2003 from the focused management of these services and addition of our Courtesy Coverage service.  The Bank recorded income of $294,000 on the increase in the cash surrender value of bank owned life insurance policy, which was a new addition of tax-free earnings for 2003.  In addition, the Bank recognized gains, during 2003, on the sales of AFS investments and loans held-for-sale in the amounts of $329,000 and $548,000, respectively.  This compares favorably to $59,000 and $378,000, respectively, recognized in 2002.  Trust and financial services income was approximately $86,000 higher in 2003 due to stepped-up efforts to service all of the financial needs of our customers.

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

Other expense

For the twelve months ended December 31, 2003, other operating expenses were $12,903,000 or $152,000 more than the $12,751,000 recorded in the same period of 2002.  Premises and equipment related expenses increased approximately $372,000 in 2003 compared to 2002.  Of this increase, deprecation expense increased $195,000.  The increase in depreciation expense can be primarily attributed to the Eynon branch, which opened during the third quarter of 2002 and the Bank’s new core processing system which was installed during the fourth quarter of 2002. Advertising expenses were approximately $61,000 or 15% lower for the twelve months ended December 31, 2003 compared to the same 2002 period.  The decrease is due to a strategic approach to reduce expenses by targeting lower cost advertising methods for the Bank’s branch system.

Salaries and Employee Benefits were $30,000 lower for the twelve months ended December 31, 2003 compared to the same period in 2002.  Inflationary increases on salaries and therefore, the increased payroll related taxes were more than offset by reductions in employee benefit costs resulting from health care and profit-sharing cuts.  Due to the continued escalating cost of health insurance, during 2003, the Bank increased the employees’ co-pay portion of that cost.  In addition, the Bank’s financial performance in 2003 caused the contribution to the profit-sharing plan to decrease 32%, from $130,000 in 2002 to $89,000 in 2003.  The Bank’s contribution to the profit-sharing plan continued, in order to reward employees for work accomplished.

For the twelve months ended December 31, 2003, the Bank recorded legal and audit fees in the amount of $617,000 or 174% more than the $225,000 recorded for the twelve months ended December 31, 2002.  The Company incurred significant legal expenses to aggressively defend a law suit filed against the Bank, which was settled in October 2003.  In the fourth quarter of 2003, the Bank utilized a national independent accounting firm to consult with Management on the review, documentation and reporting on the Company’s system of internal controls, to achieve full compliance with current FDICIA and SEC regulations.  In addition, the Audit Committee decided to outsource the internal auditing function to a local certified public accounting firm.   The outsourcing was required to complete the thirty-six internal audit reports necessary to meet the FDICIA regulations. The outsourcing arrangement will continue to maximize the effectiveness of the internal auditing process, both on a quarterly interim and annual basis.

The ratio of non-interest expense less non-interest income to average assets at December 31, 2003 and 2002 was 1.68% for both years.

Provision for income taxes

Income before provision for income taxes in 2003 decreased $3,783,000 from 2002. The effective federal income tax rate was 8.19% and 27.39% for the years ending December 31, 2003 and 2002, respectively. The decrease in the effective tax rate was due to the increased portion of combined tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the Bank Owned Life Insurance that was included in pre-tax earnings.  Non-taxable income as a percentage of income before taxes increased from 18.90% in 2002, to 67.72% in 2003.

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

Capital is fundamental to support our continued growth. In addition, the Company and Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on available for sale securities, and minus certain intangible assets), Tier II capital (which includes a portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total average quarterly assets.

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

The Company’s major source of capital has been from the retention of equity in undistributed earnings of the Bank, as reflected below:

	Net	Dividends	Earnings
	income	declared	retained

2004	$3,364,474	$1,610,423	$1,754,051
2003	1,643,248	1,601,898	41,350
2002	4,046,173	1,526,371	2,519,802
2001	3,848,136	1,426,097	2,422,039
2000	3,182,628	1,366,075	1,816,553

Capital was further increased in 2004 through the Company’s Dividend Reinvestment Plan (DRIP). Shareholders reinvested $501,000 in dividends to purchase additional shares of stock.  In addition, through the Employee Stock Purchase Plan and via the exercise of stock options through the Stock Incentive Plan, capital increased by $53,000 and $16,000, respectively.

Capital was further enhanced by changes in market rates.  The Bank’s investment strategy reacting to market changes resulted in a $112,000 improvement, net of deferred taxes, in the fair value of AFS investments.  At December 31, 2003, the Bank reported a net unrealized loss on AFS securities of $213,000. At December 31, 2004, a net unrealized loss of $101,000 was reported.  Fluctuations in the capital markets cause frequent changes in the fair value of AFS securities.  A future decline in value should not indicate a material weakness in the capital position of the Company. The Company monitors market conditions closely and is prepared to take remedial action when appropriate.

During the second quarter of 2003, 12,720 shares of common stock became available on the open market.  The Company purchased the stock for $458,000 with the intention to reissue the stock under the DRIP and Employee Stock Purchase Plan.  During the first two quarters of 2004, the remaining 5,227 shares of treasury stock were reissued under the DRIP and Employee Stock Purchase Plan.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay downs within one year, loans and investments available-for-sale, growth of core deposits, growth of repurchase agreements, increase of other borrowed funds from correspondent banks and issuance of capital stock. Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sale of loans and AFS investments, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

At December 31, 2004, the Company maintained $10,216,000 in cash and cash equivalents.  In addition, the Company had $576,000 of loans available-for-sale and $117,181,000 in investments available-for-sale.  This combined total of $127,973,000 represented 24% of total assets at December 31, 2004.  Management believes that the present level of liquidity is strong and adequate for current operations.

The Company considers its primary source of liquidity to be its core deposit base consisting of deposits from customers throughout the branch network.  The Company will continue to promote the acquisition of deposits through its branch offices.  At December 31, 2004, approximately 68% of the Company’s assets were funded by deposits and an additional 9% of the assets were funded by the Company’s equity.  The company expects to grow these two components, which provides a substantial and steady source of funds.

As detailed in the statement of cash flows incorporated by reference, total cash and cash equivalents had a net $9,015,000 decrease stemming from net cash used by financing activities due to decline in deposits and net reductions in borrowings, financed by net increases in funds provided from investing activities and funds provided from operations.  Sources of funds from investment activities include proceeds from the sale of loans and securities AFS and net proceeds from pay-downs and maturities of securities.

At December 31, 2004, the Bank had approximately $125 million in unused sources of borrowed funds available to meet liquidity requirements.  The sources were the approximated borrowing capacity at the Federal Reserve Bank of Philadelphia of $25 million along with available funding at the FHLB of $100 million.  The borrowing capacity at the Federal Reserve Bank of Philadelphia is the discounted market value of investment securities pledged as collateral at the date of borrowing.

Management of interest rate risk and market risk analysis

The Company is subject to the interest rate risks inherent in our lending, investing and financing activities.  Fluctuations of interest rates will impact interest income and interest expense along with affecting market values of all interest-earning assets and interest-bearing liabilities, except for those assets or liabilities with a short-term remaining to maturity.  Interest rate risk management is an integral part of the asset/liability management process.  The Company has instituted certain procedures and policy guidelines to manage the interest rate risk position.  Those internal policies enable the Company to react to changes in market rates to protect net interest income from significant fluctuations.  The primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income along with creating an asset/liability structure that maximizes earnings.

Asset/Liability Management.  One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income.  The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (ALCO), which is comprised of senior management and Board members.  ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities.  The process to review interest rate risk is a regular part of managing the Company.  Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect.  In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

To manage this interest rate sensitivity gap position, an asset/liability model called cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2004, the Bank maintained a one-year cumulative positive gap of $63.4 million or 11.8% of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of declining interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price during a given period.

	Interest sensitivity gap at December 31, 2004
	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$1,315	$—	$—	$8,901	$10,216
Investment securities (1)(2)	13,537	13,836	38,711	54,154	120,238
Loans (2)	150,981	74,291	80,381	76,470	382,123
Fixed and other assets	—	7,613	—	16,485	24,098
Total assets	$165,833	$95,740	$119,092	$156,010	$536,675
Total cumulative assets	$165,833	$261,573	$380,665	$536,675

Non-interest bearing transaction deposits (3)	$—	$6,536	$17,974	$40,848	$65,358
Interest-bearing transaction deposits (3)	5,521	55,027	44,031	10,995	115,574
Time deposits	22,721	59,066	89,433	13,463	184,683
Repurchase agreements	33,056	598	7,029	—	40,683
Short-term borrowings	9,850	—	—	—	9,850
Long-term debt	5,204	610	1,628	63,677	71,119
Other liabilities	—	—	—	3,041	3,041
Total liabilities	$76,352	$121,837	$160,095	$132,024	$490,308
Total cumulative liabilities	$76,352	$198,189	$358,284	$490,308

Interest sensitivity gap	$89,481	$(26,097)	$(41,003)	$23,986

Cumulative gap	$89,481	$63,384	$22,381	$46,367

Cumulative gap to total assets	16.67%	11.81%	4.17%	8.64%

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

(3)                                  The Bank’s demand and savings accounts were generally subject to immediate withdrawal.  However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.  The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

Earnings at Risk and Economic Value at Risk Simulations.  The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static re-pricing gap analysis.  Although it will continue to measure its repricing gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet.

The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing the interest rate risk.

Earnings at Risk.  Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall.  The simulation recognizes that not all assets and liabilities re-price one-for-one with market rates (e.g., savings rate).  The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rate simulation models.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2004 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2004 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	9.3%	(20.9)%
Net income	26.8	(58.8)

Economic value at risk:
Percent change in:
Economic value of equity	(11.3)	(17.5)

Economic value of equity as a percent of total assets	(1.10)	(1.71)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2004, the Company’s risk-based capital ratio was 13.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2005, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	Dollar	%
Change in interest rates	income	variance	variance
	(dollars in thousands)
+200 basis points	$19,689	$1,676	9.3%
+100 basis points	18,956	943	5.2
Flat rate	18,013	—	—
-100 basis points	16,287	(1,726)	(9.6)
-200 basis points	14,248	(3,765)	20.9

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, we use a third-party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and interest checking accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term then applies growth or run-off estimates provided by management. As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

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

Recent Legislation:

USA Patriot Act of 2001.  On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including national banks: (1) establish an anti-money laundering program that includes training and audit components; (2) comply with regulations regarding the verification of the identity of any person seeking to open an account; (3) take additional required precautions with regard to non-U.S. owned accounts; and (4) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. inter-bank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Acts requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

IMLAFATA.  As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including the Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. The bank is also barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. The Fidelity Deposit and Discount Bank has in place a Bank Secrecy Act compliance program.

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

The Act addresses, among other matters:

•      audit committees for all reporting companies;

•      certification of financial statements by the chief executive officer and the chief financial officer;

•      the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•      a prohibition on insider trading during pension plan black out periods;

•      disclosure of off-balance sheet transactions;

•      a prohibition on personal loans to directors and officers;

•      expedited filing requirements for Forms 4’s;

•      disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•      “real time” filing of periodic reports;

•      the formation of a public accounting oversight board;

•      auditor independence; and

•      various increased criminal penalties for violations of securities laws.

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

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The company is considered to be an affiliate of the Bank.

Federal and State Legislation:

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations and restrictions on the business of the Company and the Bank. We cannot predict whether legislation will be adopted, or if adopted, how the new laws would affect our business. As a consequence, we are susceptible to legislation that may increase the cost of doing business. Management believes that the effect of any current legislative proposals on the liquidity, capital resources and the results of operations of the Company and the Bank will be minimal.

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

Future Outlook:

Based upon the current uncertain economic outlook and inability to predict when interest rate changes will occur, the Company recognizes that there are challenges ahead.  The Company is prepared to meet the challenges and effects of a changing interest rate environment.  The addition of key management personnel is an important step in addressing future challenges.  Management believes that a significant impact on earnings depends on its ability to react to changes in interest rates.

The Company will continue to monitor interest rate sensitivity of its interest-earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings.  The Company’s commitment to remaining a community based organization is very strong.  Our intention is to recognize a steady disciplined growth in the loan portfolios, while increasing our base of core deposits.  Review and implementation of policies and procedures along with adding innovative products and services will continue. These steps are designed to provide the Company with stability and the wherewithal to provide customer service and increase shareholder value.

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fidelity D & D Bancorp, Inc.
Dunmore, Pennsylvania:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Parente Randolph, LLC

Wilkes-Barre, Pennsylvania
January 28, 2005

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31, 2004 and 2003

	2004	2003

Assets:
Cash and due from banks	$9,013,060	$13,148,199
Interest-bearing deposits with financial institutions	1,203,334	6,083,402

Total cash and cash equivalents	10,216,394	19,231,601

Held-to-maturity securities	3,056,305	4,712,142
Available-for-sale securities	117,181,213	139,695,232
Loans and leases, net (allowance for loan losses of $5,987,798 in 2004 and $4,996,966 in 2003)	381,546,375	366,981,640
Loans available-for-sale (fair value $582,141 in 2004; $20,500,507 in 2003)	576,378	19,863,577
Accrued interest receivable	1,722,850	1,807,081
Bank premises and equipment, net	11,163,292	12,091,937
Foreclosed assets held for sale	213,104	467,166
Cash surrender value of bank owned life insurance	7,613,437	7,293,538
Other assets	3,385,790	3,071,552

Total assets	$536,675,138	$575,215,466

Liabilities:
Deposits:
Non-interest-bearing	$65,357,535	$64,398,658
Certificates of deposit of $100,000 or more	93,986,033	112,857,420
Other interest-bearing deposits	206,271,767	224,186,468

Total deposits	365,615,335	401,442,546

Accrued interest payable and other liabilities	3,039,809	3,208,009
Short-term borrowings	50,534,046	54,756,978
Long-term debt	71,119,188	71,876,034

Total liabilities	490,308,378	531,283,567

Shareolders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 1,839,572 shares in 2004 and 1,828,270 shares in 2003	10,072,134	9,698,879
Treasury stock, at cost	—	(196,048)
Retained earnings	36,396,027	34,641,976
Accumulated other comprehensive loss	(101,401)	(212,908)

Total shareholders’ equity	46,366,760	43,931,899

Total liabilities and shareholders’ equity	$536,675,138	$575,215,466

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Interest income:
Loans:
Taxable	$21,793,474	$22,534,871	$25,062,274
Nontaxable	319,188	400,674	576,516
Leases	153,446	298,318	526,194
Interest-bearing deposits with financial institutions	5,919	6,051	16,623
Investment securities:
U.S. Government agency and corporations	4,362,455	4,486,310	7,479,520
States and political subdivisions (nontaxable)	481,481	477,327	476,601
Other securities	262,277	212,791	239,827
Federal funds sold	17,251	45,751	189,838

Total interest income	27,395,491	28,462,093	34,567,393

Interest expense:
Certificates of deposit of $100,000 or more	2,974,337	4,731,839	5,928,991
Other deposits	3,762,459	5,299,440	7,356,522
Securities sold under repurchase agreements	463,663	503,131	996,133
Other short-term borrowings and long-term debt	3,963,945	3,686,166	3,583,127
Other	15,731	16,553	17,667

Total interest expense	11,180,135	14,237,129	17,882,440

Net interest income	16,215,356	14,224,964	16,684,953

Provision for loan losses	2,150,000	3,715,000	1,664,000

Net interest income after provision for loan losses	14,065,356	10,509,964	15,020,953

Other income
Service charges on deposit accounts	2,233,682	1,925,061	1,565,532
Gain on sale of:
Investment securities	9,497	329,419	58,828
Loans	144,834	548,409	377,572
Loss on leased assets	(290,679)	(408,921)	(48,349)
Loss on sale of foreclosed assets held for sale	(15,256)	(11,880)	(3,222)
Fees and other service charges	2,079,324	1,801,049	1,352,388

Total other income	4,161,402	4,183,137	3,302,749

Other expenses:
Salaries and employee benefits	6,765,551	6,399,792	6,429,057
Premises and equipment	2,831,418	2,889,536	2,517,441
Advertising	430,667	336,046	396,865
Other	3,799,054	3,277,987	3,407,811

Total other expenses	13,826,690	12,903,361	12,751,174

Income before provision for income taxes	4,400,068	1,789,740	5,572,528

Provision for income taxes	1,035,594	146,492	1,526,355

Net income	$3,364,474	$1,643,248	$4,046,173

Per share data:
Net income - basic	$1.84	$0.90	$2.23
Net income - diluted	$1.84	$0.90	$2.22
Dividends	$0.88	$0.88	$0.84

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total
		.
Balance, December 31, 2001	1,819,168	$9,353,452			$32,080,824	$(1,262,046)	$40,172,230
Comprehensive income:
Net income					4,046,173		4,046,173
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects						2,527,270	2,527,270
Comprehensive income							6,573,443
Re-issuance of treasury stock through Dividend
Reinvestment Plan	(6,973)	(258,081)	6,973	$258,081			—
Dividends reinvested through Dividend
Reinvestment Plan	12,768	479,411					479,411
Stock options exercised	400	15,360					15,360
Purchase of treasury stock			(12,960)	(479,640)			(479,640)
Dividends declared					(1,526,371)		(1,526,371)

Balance, December 31, 2002	1,825,363	9,590,142	(5,987)	(221,559)	34,600,626	1,265,224	45,234,433
Comprehensive income:
Net income					1,643,248		1,643,248
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(1,478,132)	(1,478,132)
Comprehensive income							165,116
Issuance of common stock through Employee Stock
Purchase Plan			1,264	42,654			42,654
Dividends reinvested through Dividend
Reinvestment Plan	2,907	108,737	11,416	410,978			519,715
Stock options exercised			800	29,800			29,800
Purchase of treasury stock			(12,720)	(457,921)			(457,921)
Dividends declared					(1,601,898)		(1,601,898)

Balance, December 31, 2003	1,828,270	9,698,879	(5,227)	(196,048)	34,641,976	(212,908)	43,931,899
Comprehensive income:
Net income					3,364,474		3,364,474
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						111,507	111,507
Comprehensive income							3,475,981
Reissued treasury stock through Employee Stock
Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend
Reinvestment Plan	10,802	366,084	3,592	134,678			500,762
Stock options exercised	500	15,500					15,500
Dividends declared					(1,610,423)		(1,610,423)

Balance, December 31, 2004	1,839,572	$10,072,134	—	$—	$36,396,027	$(101,401)	$46,366,760

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income	$3,364,474	$1,643,248	$4,046,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,198,863	1,263,376	1,068,037
Amortization of securities (net of accretion)	555,443	1,577,783	325,544
Provision for loan losses	2,150,000	3,715,000	1,664,000
Deferred income taxes	(625,994)	(564,570)	231,931
Write-down of foreclosed assets held for sale	155,448	746,244	—
Increase in cash surrender value of life insurance	(319,899)	(293,538)	—
Gain on sale of investment securities	(9,497)	(329,419)	(58,828)
Gain on sale of loans	(144,834)	(548,409)	(377,572)
Loss on sale of foreclosed assets held for sale	15,256	11,880	3,222
Loss on sale of leased assets	290,679	408,921	—
Loss on sale of equipment	8,125	398	43,612
Amortization of loan servicing rights	101,389	307,085	133,060
Change in:
Accrued interest receivable	84,231	540,251	921,124
Other assets	166,448	706,845	(273,620)
Accrued interest payable and other liabilities	(168,200)	(788,222)	(146,205)

Net cash provided by operating activities	6,821,932	8,396,873	7,580,478

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and pay downs	1,643,513	6,992,617	18,894,931
Purchases	—	—	(9,057,722)
Available-for-sale securities:
Proceeds from sales	6,479,362	38,101,057	37,251,760
Proceeds from maturities, calls and pay downs	31,194,737	77,944,142	90,284,145
Purchases	(15,524,752)	(121,383,541)	(129,386,253)
Proceeds from sale of loans available-for-sale	15,640,705	28,618,110	26,413,229
Net increase in loans and leases	(14,768,944)	(38,795,877)	(40,812,718)
Proceeds from sale of premises and equipment	—	—	208,694
Proceeds from sale of leased assets	971,841	1,297,402	—
Purchase of life insurance policies	—	(7,000,000)	—
Acquisition of bank premises and equipment	(278,343)	(620,510)	(2,542,390)
Proceeds from sale of foreclosed assets held for sale	652,851	855,363	509,887

Net cash provided by (used in) investing activities	26,010,970	(13,991,237)	(8,236,437)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	958,877	3,247,193	7,849,860
Net decrease in certificates of deposit of $100,000 or more	(18,871,387)	(16,629,078)	(3,193,497)
Net (decrease) increase in other interest-bearing deposits	(17,914,701)	1,036,255	1,353,085
Net (decrease) increase in short-term borrowings	(4,222,932)	3,543,964	(3,267,974)
Net (decrease) increase in long-term debt	(756,846)	8,876,034	—
Purchase of treasury stock	—	(457,921)	(479,640)
Proceeds from employee stock purchase plan	53,041	42,654	—
Exercise of stock options	15,500	29,800	15,360
Dividends paid, net of dividends reinvested	(1,109,661)	(1,082,183)	(1,046,960)

Net cash (used in) provided by financing activities	(41,848,109)	(1,393,282)	1,230,234

Net (decrease) increase in cash and cash equivalents	(9,015,207)	(6,987,646)	574,275

Cash and cash equivalents, beginning	19,231,601	26,219,247	25,644,972

Cash and cash equivalents, ending	$10,216,394	$19,231,601	$26,219,247

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   NATURE OF OPERATIONS AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, The Fidelity Deposit and Discount Bank (the “Bank”) (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company provides a variety of financial services to individuals and corporate customers in Lackawanna and Luzerne Counties, Pennsylvania.  This region has a diversified and fairly stable economy.  The Company’s primary deposit products are checking accounts, savings accounts, NOW accounts, money market deposit accounts and certificates of deposit accounts.  Its primary lending products are single-family residential loans, secured consumer loans and secured loans to businesses.  In addition to these traditional banking services, the Company also provides annuities, mutual funds and trust services.

Although the Company has a diversified loan portfolio, a substantial portion of its debtor’s ability to honor their contracts is dependent on the economic sector in which the Company operates.  While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances for loan losses and foreclosed assets may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for loan losses and foreclosed assets may change materially in the near future.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

HELD-TO-MATURITY SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income over the period to maturity.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have any investment securities held for trading purposes during 2004, 2003 or 2002.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities are reported as a net amount as a separate component of shareholders’ equity, until realized.  These net unrealized holding gains and losses are the sole component of accumulated other comprehensive (loss) income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance to the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan by loan basis.

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

BANK PREMISES AND EQUIPMENT

Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property.

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

BANK OWNED LIFE INSURANCE

The Company is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on certain employees.  The earnings from the BOLI are recognized as a component of other income.  The BOLI is an asset that can be liquidated, if necessary, with tax costs associated.  However, the Company intends to hold these policies and, accordingly, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

FORECLOSED ASSETS HELD FOR SALE

Foreclosed assets held for sale are carried at the lower of cost or fair value less cost to sell.  Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses.  Routine holding costs and write downs for subsequent declines in value are included in other operating expenses.

STOCK OPTIONS

At December 31, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 9.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for each of the years ended December 31, (dollars in thousand except for per share data):

	2004	2003	2002

Net income, as reported	$3,364	$1,643	$4,046
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	—	(7)

Pro forma net income	$3,364	$1,643	$4,039
Earnings per share:
Basic – as reported	$1.84	$0.90	$2.23
Basic – pro forma	$1.84	$0.90	$2.22

Diluted – as reported	$1.84	$0.90	$2.21
Diluted – pro forma	$1.84	$0.90	$2.18

The Company did not grant stock options in 2004 or 2003.

For purposes of the pro forma calculations, the fair value of each option is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants issued in 2002:

Dividend yield	3.79%
Expected volatility	5.91%
Risk-free interest rate	3.62%
Expected lives	5 years

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.  For the years December 31, 2004, 2003 and 2002, advertising costs amounted to approximately $431,000, $336,000 and $397,000, respectively.

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

Deposit liabilities:  The fair value of demand deposits, NOW accounts, savings accounts and money market deposits is estimated by the net present value of the future expected cash flows.  For certificates of deposit, the discount rates used reflect the Company’s current market pricing.  The discount rates used for non-maturity deposits are the current book rate of the deposits.

Short-term borrowings:  For short-term borrowings, the fair value is estimated using the rates currently offered for similar borrowings.

Long-term debt:  For other borrowed funds, the fair value is estimated using the rates currently offered for similar borrowings.

Accrued interest:  The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments:  Commitments to extend credit are generally short-term and are priced to market.  The rates on standby letters of credit are priced on prime.  Therefore, the estimated fair value of these financial instruments is face value.

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

For the years ended December 31, 2004, 2003, and 2002, the Company paid interest of $16,500,384, $14,674,100 and $18,934,972, respectively.  For the years ended December 31, 2004, 2003, and 2002, the Company paid cash for income taxes of $1,200,000, $869,561 and $1,040,000, respectively.

Transfers from loans to foreclosed assets held for sale amounted to $504,415, $1,560,832 and $835,741 in 2004, 2003, and 2002, respectively.  Non-cash investing activities also included transferring $12,807,221 from loans available-for-sale to loans in 2004 and $2,871,752 from loans to loans available-for-sale in 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the current presentation.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

	2004	2003	2002

Unrealized holding gains (losses) on available-for-sale securities	$178,447	$(1,910,175)	$3,888,024

Less reclassification adjustment for gains realized in income	(9,497)	(329,419)	(58,828)

Net unrealized gains (losses)	168,950	(2,239,594)	3,829,196

Tax effect	(57,443)	761,462	(1,301,926)

Net of tax amount	$111,507	$(1,478,132)	$2,527,270

2.              CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2004 and 2003 were $616,000 and $569,000, respectively.

Deposits with any one financial institution are insured up to $100,000.  From time-to-time, the Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.     INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2004 and 2003 are as follows (in thousands):

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held to maturity securities:
Mortgage-backed securities	$3,056	$137	$—	$3,194

Available-for-sale securities:
U.S. government agencies and Corporations	$31,006	$1	$511	$30,496
Obligations of states and political Subdivisions	11,043	160	4	11,199
Corporate bonds	9,034	26	25	9,035
Mortgage-backed securities	61,404	322	324	61,402

Total debt	112,487	509	864	112,132

Equity securities:
Restricted	4,568	—	—	4,568
Other	279	202	—	481

Total	$117,334	$711	$864	$117,181

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held to maturity securities:
Mortgage-backed securities	$4,712	$196	$—	$4,908

Available-for-sale securities:
U.S. government agencies and Corporations	$37,040	$61	$778	$36,323
Obligations of states and political Subdivisions	13,190	123	37	13,276
Corporate bonds	3,991	16	—	4,007
Mortgage-backed securities	80,765	467	345	80,887

Total debt	134,986	667	1,160	134,493

Equity securities:
Restricted	4,753	—	—	4,753
Other	279	170	—	449

Total	$140,018	$837	$1,160	$139,695

There are no significant concentrations of investments (greater than 10 percent of shareholders’ equity) in any individual security issuer other than securities of the United States government and agencies.

Most of the Company’s debt and equity securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.  U.S. government securities pledged on repurchase agreements are under the Company’s control.

The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

	Amortized cost	Fair value
	(in thousands)

Held-to-maturity securities
Mortgage-backed securities	$3,056	$3,194

Available-for-sale securities
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	5,430	5,392
Due after five years through ten years	19,530	19,352
Due after ten years	26,123	25,986

Total debt securities	51,083	50,730

Mortgage-backed securities	61,404	61,402

Equity securities	4,847	5,049

Total available-for-sale securities	$117,334	$117,181

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003(in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2004
U.S. government agencies and corporations	$15,778	$222	$9,711	$289	$25,489	$511
Obligations of states and political subdivisions	1,673	4	—	—	1,673	4
Mortgage-backed securities	26,859	197	8,716	127	35,575	324
Corporate bonds	5,014	25	—	—	5,014	25

Subtotal, debt securities	49,324	448	18,427	416	67,751	864

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$49,324	$448	$18,427	$416	$67,751	$864

December 31, 2003

U.S. government agencies and corporations	$26,232	$(778)	$—	$—	$26,232	$(778)
Obligations of states and political subdivisions	4,327	(345)	—	—	4,327	(345)
Mortgage-backed securities	39,997	(37)	—	—	39,997	(37)

Subtotal, debt securities	70,556	(1,160)			70,556	(1,160)

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$70,556	$(1,160)	$—	$—	$70,556	$(1,160)

The investments in debt securities have not been significantly impaired.  The unrealized losses are primarily the result of volatility in interest rates.  The debt securities considered temporarily impaired are approximately 1.3% below cost at December 31, 2004.  Based on the credit worthiness of the issuers, in conjunction with interest rate volatility, management determined that the debt securities were not other-than-temporarily impaired.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2004	2003	2002

Gross realized gains	$19,978	$329,419	$58,828
Gross realized losses	10,481	—	—

4.              LOANS AND LEASES

The major classifications of loans and leases at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

Commercial and commercial real estate	$221,968,137	$221,275,922
Residential real estate	91,294,401	77,077,315
Consumer	61,487,608	62,919,070
Real estate construction	10,620,472	7,267,616
Direct financing leases	2,211,978	3,685,802

Total	387,582,596	372,225,725

Less:
Unearned income	48,423	247,119
Allowance for loan losses	5,987,798	4,996,966

Loans and leases, net	$381,546,375	$366,981,640

Net deferred loan costs of $372,778 and $305,155 have been added to the carrying value of loans at December 31, 2004 and 2003, respectively.

The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 2004 or 2003.

Impaired loans information is as follows:

	2004	2003
At December 31:
Accruing loans that are contractually past due 90 days or more as to principal or interest	$557,492	$957,971
Amount of impaired loans that have a specific allowance	15,552,895	14,898,872
Amount of impaired loans with no specific allowance	3,190,794	2,964,967
Allowance for impaired loans	2,123,315	2,533,842

During the year ended December 31:
Average investment in impaired loans	10,817,639	8,428,334
Interest income recognized on impaired loans (cash basis)	1,044,673	574,355
Principal collected on impaired loans	2,788,053	2,205,023

Changes in the allowance for loan losses are as follows:

	2004	2003	2002

Balance, beginning	$4,996,966	$3,899,753	$3,741,933
Recoveries	447,772	478,297	443,189
Provision for loan losses	2,150,000	3,715,000	1,664,000
Losses charged to allowance	(1,606,940)	(3,096,084)	(1,949,369)

Balance, ending	$5,987,798	$4,996,966	$3,899,753

For federal income tax purposes, the allowance for loan losses was $5,987,798, $4,976,228 and $3,879,015 at December 31, 2004, 2003, and 2002, respectively.  The amounts deducted for loan losses in the federal income tax returns were $1,159,168 in 2004, $2,617,787 in 2003 and $1,352,428 in 2002.  These amounts were the maximum allowable deduction.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheet.  The approximate amount of mortgages serviced amounted to $57,939,000 at December 31, 2004 and $56,021,000 at December 31, 2003.

The following table sets forth the activity in mortgage service rights (MSR) for the years ended December 31:

	2004	2003	2002

Balance, beginning	$347,212	$422,634	$327,690
Additions	144,246	231,663	228,004
Amortization	(101,389)	(307,085)	(133,060)
Balance, ending	$390,069	$347,212	$422,634

The fair value of mortgage servicing rights are estimated using a discounted cash flow technique which combines a discount rate and prepayment speeds that range from 5.2% to 8.0%.  The Company recognized gains on the sale of loans of $144,000 in 2004, $232,000 in 2003, and $228,000 in 2002.

5.              BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

Land	$1,054,330	$1,054,330
Bank premises	7,469,594	7,469,594
Furniture, fixtures and equipment	7,331,548	7,397,551
Leasehold improvements	3,021,256	3,019,928

Total	18,876,728	18,941,403

Less accumulated depreciation and amortization	7,713,436	6,849,466

Bank premises and equipment, net	$11,163,292	$12,091,937

The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  Rental expense was $386,980 for 2004, $382,001 for 2003 and $353,589 for 2002.  The future minimum rental payments at December 31, 2004 under these leases are as follows:

Year ending December 31,	Amount

2005	$354,723
2006	341,600
2007	343,018
2008	344,478
2009	345,981
2010 and thereafter	4,240,349

Total	$5,970,149

Amortization of leasehold improvements is included in depreciation expense.

6.      DEPOSITS

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

2005	$81,761,495	44.27%
2006	66,784,043	36.16
2007	22,658,900	12.27
2008	4,110,209	2.23
2009	9,346,769	5.06
Thereafter	21,610	0.01

	$184,683,026	100.00%

7.      SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31:

	2004	2003	2002

Securities sold under repurchase agreements	$40,684,343	$39,363,052	$47,231,946
Demand note, U.S. Treasury	1,089,703	473,926	1,131,068
Federal funds purchased	8,760,000	14,920,000	2,850,000

Total	$50,534,046	$54,756,978	$51,213,014

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Maximum outstanding at any month end	Average outstanding	Weighted average rate during the year	Rate at year end

2004
Federal funds purchased	$17,997,400	$4,931,714	1.50%	2.21%
Securities sold under repurchase agreements	44,194,836	41,695,108	1.11%	1.23%
Demand note, U. S. Treasury	1,089,703	750,719	1.14%	1.88%

Total	$63,281,939	$47,377,541

2003
Federal funds purchased	$17,900,000	$3,716,192	1.26%	1.03%
Securities sold under repurchase agreements	46,285,260	41,326,103	1.22%	0.80%
Demand note, U. S. Treasury	1,119,775	716,817	0.93%	0.73%

Total	$65,305,035	$45,759,112

2002
Federal funds purchased	$3,000,000	$108,767	1.68%	1.48%
Securities sold under repurchase agreements	52,280,479	45,871,723	2.17%	1.35%
Demand note, U. S. Treasury	1,145,783	654,747	1.58%	1.10%

Total	$56,426,262	$46,635,237

Securities sold under agreements to repurchase (repurchase agreements) are secured short-term borrowings, and generally mature within 1 to 89 days from the transaction date.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying securities is approximately $40,700,000, $39,500,000 and $47,300,000 at December 31, 2004, 2003 and 2002, respectively.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

At December 31, 2004, the Company had approximately $99,947,000 available to borrow from the Federal Home Loan Bank of Pittsburgh and approximately $25,061,000 that it can borrow at the Discount Window from the Federal Reserve Bank of Philadelphia.  There were no borrowings from the Federal Reserve Bank Discount Window at December 31, 2004, 2003 or 2002.

8.              LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 2.60% to 6.22% at December 31, 2004.  These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, U.S. Treasury notes and certain residential mortgages.

At December 31, 2004, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2006	$2,000,000	2.60%
2007	3,000,000	2.62
2008	13,119,188	4.28
2010	48,000,000	5.74
2013	5,000,000	3.61

Total	$71,119,188	5.10%

9.              STOCK PLANS

At December 31, 2004, the Company has reserved 100,000 shares of its unissued capital stock for issuance under a dividend reinvestment plan.  Shares issued under this plan are valued at fair value as of the dividend payment date.  At December 31, 2004, 66,838 shares are available for future issuance.

The Company has established the 2002 Employee Stock Purchase Plan and has reserved 100,000 shares of its unissued capital stock for issuance under the plan.  Under the 2002 Employee Purchase Plan, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At December 31, 2004, 2,899 shares were issued under the plan.

The Company has established the 2000 Independent Directors Stock Option Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan.  Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant.  In 2002, 4,500 stock options with a ten-year life were awarded.  No stock options were awarded in 2004 or 2003 due to the directors’ voluntary election to forego the award.  At December 31, 2004, there were 13,500 unexercised stock options outstanding under this plan.

The Company has established the 2000 Stock Incentive Plan and has reserved 50,000 shares of its unissued capital stock for issuance under the plan.  Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  In 2002, 4,000 qualified stock options with a ten-year life were awarded.  No stock options were awarded in 2004 and 2003.  As of December 31, 2004, there were 5,200 unexercised stock options outstanding under this plan.

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003, and 2002, and changes during the year ended is presented below:

	Shares	Weighted-average exercise price

Outstanding and exercisable, December 31, 2001	19,300	$34.33
Granted	8,500	37.50
Exercised	(400)	31.00
Forfeited	(1,500)	34.21

Outstanding and exercisable, December 31, 2002	25,900	35.43
Granted	—	—
Exercised	(800)	35.81
Forfeited	(400)	37.50

Outstanding and exercisable, December 31, 2003	24,700	35.39
Granted	—	—
Exercised	(500)	31.00
Forfeited	(5,500)	35.34

Outstanding, December 31, 2004	18,700	$35.52

The following table summarizes all stock options outstanding and exercisable for the plans as of December 31, 2004, segmented by exercise prices:

Exercise prices	Number	Remaining contractual life

$31.00	3,400	4 years
35.13	4,300	5 years
36.50	4,800	6 years
37.50	6,200	7 years

Total	18,700

The stock options have a weighted-average life of 5.7 years.

10.       INCOME TAXES

The following temporary differences gave rise to the deferred tax asset (liability) at December 31:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,035,851	$1,691,918
Retirement settlement reserve	153,914	—
Deferred compensation	90,868	101,904
Unrealized losses on available-for-sale securities	52,237	109,680
Other	21,404	37,886

Total	2,354,274	1,941,388

Deferred tax liabilities:
Leasing	(431,900)	(702,933)
Depreciation	(536,393)	(567,983)
Loan fees and costs	(291,658)	(188,033)
Other	(250,602)	(207,269)

Total	(1,510,553)	(1,666,218)

Deferred tax asset, net	$843,721	$275,170

The provision for income taxes for the years ended December 31, are as follows:

	2004	2003	2002

Current	$1,661,588	$711,062	$1,294,424
Deferred	(625,994)	(564,570)	231,931

Total provision	$1,035,594	$146,492	$1,526,355

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2004	2003	2002

Expected provision at the statutory rate	$1,496,023	$608,510	$1,894,659
Tax-exempt income	(297,236)	(312,287)	(379,139)
Nondeductible interest expense	29,748	36,934	52,129
Bank owned life insurance	(108,766)	(99,803)	—
Other nondeductible expenses	33,977	31,290	41,574
Low income housing tax credits	(118,152)	(118,152)	(118,152)
Other, net	—	—	35,284

Actual provision for income taxes	$1,035,594	$146,492	$1,526,355

11.    RETIREMENT PLAN

The Company has a defined profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan were $196,749 in 2004, $214,756 in 2003 and $246,201 in 2002.

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

A summary of the notional amounts of the Bank’s financial instruments with off-balance-sheet risk at December 31, 2004 follows:

Notional amount

Commitments to extend credit	$69,086,000
Standby letters of credit	5,811,000

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

The following table summarizes outstanding financial letters of credit as of December 31, 2004 (in thousands):

	Less than one year	One to five years	Over five years	Total

Secured by:
Collateral	$2,582	$67	$2,923	$5,572
Guarantees	130	24	—	154
Bank lines of credit	44	—	—	44

	2,756	91	2,923	5,770

Unsecured	41	—	—	41

Total	$2,797	$91	$2,923	$5,811

The Company has not incurred any losses on its commitments in 2004, 2003 or 2002.

The carrying or notional amount and estimated fair values of the Company’s financial instruments were as follows at December 31, 2004 and 2003 (in thousands):

	2004		2003
	Carrying or notional amount	Estimated fair value	Carrying or notional amount	Estimated fair value

Financial assets:
Cash and cash equivalents	$10,216	$10,216	$19,232	$19,232
Held-to-maturity securities	3,056	3,194	4,712	4,908
Available-for-sale securities	117,181	117,181	139,695	139,695
Loans and leases	381,546	382,824	366,982	369,914
Loans available for sale	576	582	19,864	20,501
Accrued interest	1,723	1,723	1,807	1,807

Financial liabilities:
Deposit liabilities	$365,615	$365,920	$401,443	$404,484
Short-term borrowings	50,534	50,518	54,757	54,757
Long-term debt	71,119	75,969	71,876	79,146
Accrued interest	985	985	1,270	1,270

Off-balance sheet liabilities:
Commitments to extend credit	69,086	69,086	84,050	84,050
Standby letters of credit	5,811	5,811	6,599	6,599

13.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed using the weighted-average number of shares of common stock outstanding.  Diluted EPS is computed the same as basic EPS but reflects the potential dilution of common stock equivalents.  Dilution would occur if “in-the-money” stock options were exercised and converted into common stock.  The Company uses the treasury stock method to determine the dilutive effect of its unexercised stock options.  Under this method, the proceeds received from shares issued in a hypothetical exercise of stock options is assumed to be used to purchase treasury stock.

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2004, 2003 and 2002.

	Income numerator	Common shares denominator	EPS

2004	$3,364,474	1,830,725	$1.84
Basic EPS

Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		3,400
Hypothetical share repurchase at $33.90		(3,109)

Diluted EPS	$3,364,474	1,831,016	$1.84

2003	$1,643,248	1,820,403	$0.90
Basic EPS

Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		16,600
Hypothetical share repurchase at $37.00		(15,413)

Diluted EPS	$1,643,248	1,821,590	$0.90

2002
Basic EPS	$4,046,173	1,817,430	$2.23

Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		25,900
Hypothetical share repurchase at $38.25		(23,991)

Diluted EPS	$4,046,173	1,819,339	$2.22

14.       REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures, established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2004 or 2003.

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio

As of December 31, 2004:
Total capital (to risk-weighted assets)
Consolidated	$51,359,380	13.3%	$	≥30,879,151	≥8.0%	N/A	N/A
Bank	$51,032,749	13.2%	$	≥30,879,966	≥8.0%	$38,599,957	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$46,429,154	12.0%	$	≥15,439,576	≥4.0%	N/A	N/A
Bank	$46,183,330	12.0%	$	≥15,439,983	≥4.0%	$23,159,974	≥6.0%

Tier I capital (to average assets)
Consolidated	$46,429,154	8.6%	$	≥21,665,350	≥4.0%	N/A	N/A
Bank	$46,183,330	8.5%	$	≥21,651,008	≥4.0%	$27,063,760	≥5.0%

As of December 31, 2003:
Total capital (to risk-weighted assets)
Consolidated	$49,938,524	12.9%	$	≥30,391,532	≥8.0%	N/A	N/A
Bank	$48,977,279	12.9%	$	≥30,390,364	≥8.0%	$37,987,955	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$44,110,086	11.6%	$	≥15,195,676	≥4.0%	N/A	N/A
Bank	$44,148,993	11.6%	$	≥15,195,182	≥4.0%	$22,792,773	≥6.0%

Tier I capital (to average assets)
Consolidated	$44,110,086	7.7%	$	≥22,857,147	≥4.0%	N/A	N/A
Bank	$44,148,993	7.7%	$	≥22,857,147	≥4.0%	$28,571,434	≥5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $37,400,000 at December 31, 2004.  However, such dividends are limited due to the capital requirements discussed above.

15.    RELATED PARTY TRANSACTIONS

During the ordinary course of business, loans are made to executive officers, directors, shareholders and associates of such persons.  These transactions are executed on substantially the same terms and at the rates prevailing at the time for comparable transactions with others.  These loans do not involve more than the normal risk of collectibility or present other unfavorable features.  A summary of loan activity with officers, directors, associates of such persons and shareholders who own more than 5% of the Company’s outstanding shares is as follows:

	2004	2003	2002

Balance, beginning	$10,125,429	$11,692,596	$6,225,458
Adjustments for loans to individuals no longer officers, directors, associates or greater than 5% shareholders	(473,612)	(221,750)	—
Loans sold/participated	(260,000)	(758,680)	—
Additions	1,183,788	1,367,263	10,146,773
Collections	(1,332,319)	(1,954,000)	(4,679,635)

Balance, ending	$9,243,286	$10,125,429	$11,692,596

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2004	2003	2002

Number of persons	2	3	3

Balance, beginning	$9,386,280	$10,691,179	$5,597,515
Loans sold/participated	—	(753,296)	—
Additions	480,580	444,184	9,609,764
Collections	(748,322)	(995,787)	(4,516,100)
Prior loan balances no longer exceeding threshold	(1,228,463)	—	—

Balance, ending	$7,890,075	$9,386,280	$10,691,179

16.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2004, 2003 and 2002:

2004	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share amounts)

Interest income	$6,963	$6,813	$6,738	$6,881	$27,395
Interest expense	(3,030)	(2,722)	(2,720)	(2,708)	(11,180)

Net interest income	3,933	4,091	4,018	4,173	16,215
Provision for loan losses	(850)	(400)	(450)	(450)	(2,150)
Gain on sale of investment securities	9	—	—	—	9
Other income	937	1,071	1,149	995	4,152
Other expenses	(3,275)	(3,539)	(3,658)	(3,354)	(13,826)

Income before income taxes	754	1,223	1,059	1,364	4,400
Provision for income taxes	(129)	(302)	(245)	(360)	(1,036)

Net income	$625	$921	$814	$1,004	$3,364

Net income per share	$0.34	$0.50	$0.45	$0.55	$1.84

2003	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share amounts)

Interest income	$7,638	$7,147	$6,783	$6,894	$28,462
Interest expense	(3,806)	(3,718)	(3,443)	(3,270)	(14,237)

Net interest income	3,832	3,429	3,340	3,624	14,225
Provision for loan losses	(300)	(460)	(300)	(2,655)	(3,715)
Gain on sale of investment securities	82	132	—	115	329
Other income	875	1,129	1,021	829	3,854
Other expenses	(3,295)	(3,014)	(3,193)	(3,401)	(12,903)

Income (loss) before provision for income taxes	1,194	1,216	868	(1,488)	1,790
(Provision) benefit for income taxes	(307)	(293)	(183)	636	(147)

Net income (loss)	$887	$923	$685	$(852)	$1,643

Net income (loss) per share	$0.49	$0.49	$0.38	$(0.46)	$0.90

	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share amounts)

Interest income	$8,730	$8,759	$8,556	$8,522	$34,567
Interest expense	(4,648)	(4,566)	(4,481)	(4,187)	(17,882)

Net interest income	4,082	4,193	4,075	4,335	16,685
Provision for loan losses	(460)	(496)	(220)	(488)	(1,664)
Gain (loss) on sale of investment securities	20	40	(1)	—	59
Other income	952	939	738	614	3,243
Other expenses	(3,144)	(3,158)	(3,302)	(3,147)	(12,751)

Income before provision for income taxes	1,450	1,518	1,290	1,314	5,572
Provision for income taxes	(372)	(409)	(357)	(388)	(1,526)

Net income	$1,078	$1,109	$933	$926	$4,046

Net income per share	$0.59	$0.61	$0.51	$0.52	$2.23

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

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This statement provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for the other-than-temporary impairment evaluations made in the reporting periods beginning after June 15, 2004.  The FASB staff has issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1.  In September 2004, based on comment letters received by constituents, the Board decided to further consider whether application guidance is necessary for all securities analyzed for impairment under paragraph 10-20 of Issue 03-1. The delay did not include the disclosure provisions which will remain in effect until the full reconsideration of Issue 03-01 guidance is completed.  The Company will delay the effective application until the implementation guidance is finalized.

In December 2004, the FASB issued SFAS 123(R) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  Public entities such as the Company are not required to apply SFAS 123(R) until the beginning of the first interim reporting period or fiscal year beginning after June 15, 2005.  The Company does not plan early implementation of the provisions of SFAS 123(R).

19.    PARENT COMPANY ONLY

The following is condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

Condensed Balance Sheets

	December 31,
	2004	2003

Assets:
Cash	$5	$2
Investment in subsidiary	46,002	43,971
Securities available-for-sale	452	—
Other	—	12

Total	$46,459	$43,985

Liabilities and shareholders’ equity:
Liabilities	$92	$53
Shareholders’ equity	46,367	43,932

Total	$46,459	$43,985

Condensed Income Statements

	Years ended December 31,
	2004	2003	2002

Income:
Equity in undistributed earnings of subsidiary	$2,311	$182	$2,598
Dividends from subsidiary	1,156	1,590	1,542
Other income	13	—	—

Total income	3,480	1,772	4,140

Operating expenses	168	195	142

Income before income taxes	3,312	1,577	3,998

Credit for income taxes	52	66	48

Net income	$3,364	$1,643	$4,046

Condensed Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$3,364	$1,643	$4,046
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(3,467)	(1,772)	(4,140)
Deferred income taxes	2	(66)	2
Changes in other assets and liabilities, net	(11)	54	24

Net cash used in operating activities	(112)	(141)	(68)

Cash flows from investing activities:
Dividends received from subsidiary	1,156	1,590	1,542

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,110)	(1,081)	(1,047)
Exercise of stock options	16	30	15
Withholdings to purchase capital stock	53	60	39
Purchase of treasury stock	—	(458)	(480)

Net cash used in financing activities	(1,041)	(1,449)	(1,473)

Net increase in cash	3	—	1

Cash, beginning	2	2	1

Cash, ending	$5	$2	$2

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND INANCIAL DISCLOSURE

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

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required under Items 401 and 406 of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the SEC.

Item 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2005 definitive Proxy Statement.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2005 definitive Proxy Statement.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data” and is incorporated by reference herein to the information presented in the Company’s 2005 definitive Proxy Statement.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2005 definitive Proxy Statement.

PART IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets.

Consolidated Statements of Income.

Consolidated Statements of Changes in Shareholders’ Equity.

Consolidated Statements of Cash Flows.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedules

Financial Statement Schedules are omitted because the required information is either not applicable, the data is not significant or the required information is shown in the respective financial statements or in the notes thereto or elsewhere herein.

(3)Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-K:

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

 10.8 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and      Steven C. Ackmann, dated June 21, 2004.   Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

11 Statement regarding computation of earnings per share. Included herein in Note 13 “Earnings per Share”, contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.

13 Annual Report to Shareholders.  Incorporated by reference to the 2004 Annual Report to Shareholders filed with the SEC on Form ARS.

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.

21 Subsidiaries of the Registrant.

23        Consent of Independent Registered Public Accounting Firm.

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

(b)       The exhibits required to be filed by this Item are listed under Item 15(a) 3, above.

(c)       Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

(Registrant)

Date: March 29, 2005	By:	/s/	Steven C. Ackmann
Steven S. Ackmann,
President and Chief Executive Officer

Date: March 29, 2005	By:	/s/	Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Steven C. Ackmann	March 29, 2005
Steven C. Ackmann, President and Chief Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 29, 2005
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer

By:	/s/ Samuel C. Cali	March 29, 2005
Samuel C. Cali, Chairman Emeritus and Director

By:	/s/ Patrick J. Dempsey	March 29, 2005
Patrick J. Dempsey, Chairman of the Board of Directors and Director

By:	/s/ Paul A. Barrett	March 29, 2005
Paul A. Barrett, Secretary and Director

By:	/s/ John T. Cognetti	March 29, 2005
John T. Cognetti, Assistant Secretary and Director

By:	/s/ Michael J. McDonald	March 29, 2005
Michael J. McDonald, Vice Chairman of the Board of Directors and Director

By:	/s/ David L. Tressler	March 29, 2005
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 29, 2005
Mary E. McDonald, Director

By:	/s/ Brian J. Cali	March 29, 2005
Brian J. Cali, Director

EXHIBIT INDEX

Page
3(i) Amended and Restated Articles of Incorporation of Registrant.	*
Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

3(ii) Bylaws of Registrant.	*
Incorporated by reference to Exhibit 3 (ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.1 1998 Independent Directors Stock Option Plan of The Fidelity	*

Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount	*

Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.

10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and	*
Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

10.4 Registrant’s 2000 Dividend Reinvestment Plan.	*

Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000 and by Post-Effective Amendment No. 1 on May 30, 2001.

10.5 Registrant’s 2000 Independent Directors Stock Option Plan.	*
Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.6 Registrant’s 2000 Stock Incentive Plan.	*
Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.7 Registrant’s 2002 Employee Stock Purchase Plan.	*
Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.

10.8 Employment Agreement between Fidelity D & D Bancorp, Inc.,	*
The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated
June 21, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

11 Statement regarding computation of earnings per share.	61
Included herein Note 13 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

12 Statement regarding computation of ratios.	6
Included herein in Item 6, “Selected Financial Data”.

13 Annual Report to Shareholders. Incorporated by reference to the 2004 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	77

23 Consent of Independent Registered Public Accounting Firm.	78

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	79

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	80

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	81

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	82