Form 10-Q
period 2005-03-31
FIDELITY D & D BANCORP INC
filed 2005-05-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2005

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

☐  YES    ☒  NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 29, 2005, the latest practicable date, was 1,843,997 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2005

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$11,188,920	$9,013,060
Interest-bearing deposits with financial institutions	1,555,390	1,203,334
Federal funds sold	9,010,000	—
Total cash and cash equivalents	21,754,310	10,216,394
Available-for-sale securities	107,784,063	112,612,513
Held-to-maturity securities	2,890,448	3,056,305
Federal Home Loan Bank Stock	3,831,200	4,568,700
Loans and leases, net (allowance for loan losses of $6,000,956 in 2005 and $5,987,798 in 2004)	377,492,615	381,546,375
Loans available-for-sale (fair value $403,992 in 2005 and $582,141 in 2004)	399,992	576,378
Bank premises and equipment, net	10,955,283	11,163,292
Cash surrender value of bank owned life insurance	7,671,229	7,613,437
Other assets	4,794,769	3,385,790
Accrued interest receivable	2,078,349	1,722,850
Foreclosed assets held for sale	207,271	213,104
Total assets	$539,859,529	$536,675,138
LIABILITIES
Deposits
Non-interest-bearing	$65,843,312	$65,357,535
Certificates of deposit of $100,000 or more	92,501,794	93,986,033
Other interest-bearing deposits	221,680,263	206,271,767
Total deposits	380,025,369	365,615,335
Accrued interest payable and other liabilities	3,610,398	3,039,809
Short-term borrowings	39,070,822	50,534,046
Long-term debt	70,926,430	71,119,188
Total liabilities	493,633,019	490,308,378
SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 1,843,997 shares in 2005 and 1,839,572 shares in 2004	10,224,377	10,072,134
Retained earnings	37,010,484	36,396,027
Accumulated other comprehensive loss	(1,008,351)	(101,401)
Total shareholders’ equity	46,226,510	46,366,760
Total liabilities and shareholders’ equity	$539,859,529	$536,675,138

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Interest income
Interest and fees on loans:
Taxable	$5,664,675	$5,412,352
Nontaxable	98,410	84,088
Leases	18,293	49,420
Interest-bearing deposits with financial institutions	2,688	1,115
Investment securities:
US Government agencies	910,157	1,218,595
States and political subdivisions (non-taxable)	112,455	135,378
Other securities	126,815	52,167
Federal funds sold	40,792	10,210
Total interest income	6,974,285	6,963,325
Interest expense
Certificates of deposit of $100,000 or more	676,023	890,671
Other deposits	880,216	1,050,649
Securities sold under repurchase agreements	196,809	102,861
Other short- and long-term borrowings and other	945,433	986,199
Total interest expense	2,698,481	3,030,380
Net interest income	4,275,804	3,932,945
Provision for loan losses	80,000	850,000
Net interest income, after provision for loan losses	4,195,804	3,082,945
Other income:
Service charges on deposit accounts	598,321	525,929
Gain (loss) on:
Investment securities	—	9,497
Loans	(11,442)	23,611
Leased assets	(34,873)	(93,266)
Foreclosed assets held-for-sale	405	2,726
Write-down lease residual	(220,000)	—
Fees, other service charges and other income	415,202	477,920
Total other income	747,613	946,417
Other operating expenses:
Salaries and employee benefits	1,742,921	1,744,516
Premises and equipment	734,455	719,411
Advertising	131,209	60,507
Professional fees and services	382,043	285,871
Other	575,284	464,722
Total other operating expenses	3,565,912	3,275,027
Income before provision for income taxes	1,377,505	754,335
Provision for income taxes	358,116	129,428
Net income	$1,019,389	$624,907
Per share data:
Net income - basic	$0.55	$0.34
Net income - diluted	$0.55	$0.34
Dividends	$0.22	$0.22

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2005 and 2004

						Accumulated other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2003 (audited)	1,828,270	$9,698,879	(5,227)	$(196,048)	$34,641,976	$(212,908)	$43,931,899
Comprehensive income:
Net income					624,907		624,907
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						1,007,884	1,007,884
Comprehensive income							1,632,791
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan		(633)	3,496	131,222			130,589
Fractional shares repurchased	(4)	(110)					(110)
Dividends declared					(401,429)		(401,429)
Balance, March 31, 2004 (unaudited)	1,828,266	$9,689,807	(96)	$(3,456)	$34,865,454	$794,976	$45,346,781

Balance, December 31, 2004 (audited)	1,839,572	$10,072,134	—	$—	$36,396,027	$(101,401)	$46,366,760
Comprehensive income:
Net income					1,019,389		1,019,389
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						(906,950)	(906,950)
Comprehensive income							112,439
Stock issued through Employee Stock Purchase Plan	1,031	31,671					31,671
Dividends reinvested through Dividend Reinvestment Plan	3,394	120,572					120,572
Dividends declared					(404,932)		(404,932)
Balance, March 31, 2005 (unaudited)	1,843,997	$10,224,377	—	$—	$37,010,484	$(1,008,351)	$46,226,510

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$1,019,389	$624,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285,546	309,540
Amortization of securities (net of accretion)	108,079	143,131
Provision for loan losses	80,000	850,000
Deferred income tax	(105,682)	(10,258)
Write-down of foreclosed assets held-for-sale	28,603	46,098
Write-down lease residual	220,000	—
Increase in cash surrender value of life insurance	(57,792)	(84,629)
Gain on sale of investment securities	—	(9,497)
Loss (gain) on sale of loans	11,442	(23,611)
Gain on sale of foreclosed assets held-for-sale	(405)	(2,726)
Loss on sale of leased assets	34,873	93,266
Loss on disposal of equipment	—	2,541
Amortization of loan servicing rights	27,952	23,965
Change in:
Accured interest receivable	(355,499)	(344,806)
Other assets	(436,972)	(164,980)
Accrued interest payable and other liabilities	570,995	(310,809)
Net cash provided by operating activities	1,430,529	1,142,132
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and paydowns	164,184	382,321
Available-for-sale securities:
Proceeds from sales	—	3,850,562
Proceeds from maturities, calls and paydowns	4,376,627	9,386,214
Purchases	(1,454,954)	(6,035,552)
Net decrease FHLB stock	737,500	37,700
Proceeds from sale of loans available-for-sale	404,963	1,671,411
Net decrease (increase) in loans and leases	3,238,754	(2,018,977)
Proceeds from sale of leased assets	210,671	274,616
Acquisition of bank premises and equipment	(77,537)	(26,851)
Proceeds from sale of foreclosed assets held-for-sale	5,817	185,763
Net cash provided by investing activities	7,606,025	7,707,207
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	485,776	1,120,896
Net decrease in certificates of deposit of $100,000 or more	(1,484,239)	(9,479,206)
Net increase (decrease) in other interest-bearing deposits	15,408,496	(10,448,071)
Net (decrease) increase in short-term borrowings	(11,463,224)	3,352,356
Net decrease in long-term borrowings	(192,758)	(187,105)
Dividends paid, net of dividend reinvestment	(284,360)	(270,951)
Proceeds from employee stock purchase plan	31,671	53,042
Net cash provided by (used in) financing activities	2,501,362	(15,859,039)
Net increase (decrease) in cash and cash equivalents	11,537,916	(7,009,700)
Cash and cash equivalents, beginning	10,216,394	19,231,601
Cash and cash equivalents, ending	$21,754,310	$12,221,901

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of operations and critical accounting policies

Principles of consolidation

The accompanying unaudited consolidated financial statements of Fidelity D & D Bancorp, Inc., and its wholly owned subsidiary, The Fidelity Deposit and Discount Bank (the Bank or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to this Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included.  All significant inter-company balances and transactions have been eliminated in consolidation.  Prior period amounts are reclassified when necessary to conform to the current period’s presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the related consolidated statements of income for each of the three month periods ended March 31, 2005 and March 31, 2004 and changes in shareholders’ equity and cash flows for each of the three month periods ended March 31, 2005 and March 31, 2004 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during these periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance).  Management believes that the allowance, as of March 31, 2005, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  The Company receives estimated fair values of investment securities from an independent valuation service.  In developing these fair values, the valuation service uses estimates of cash flows based on historical performance of similar instruments in similar interest rate environments.  Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, management typically obtains price quotes from more than one source.  The majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair market value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss).

The fair market value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (Fannie Mae).  The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source.  To determine the fair market value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  As of March 31, 2005 and December 31, 2004, the Company’s portfolio of loans AFS was comprised of student loans.

2. Earnings per share

Basic earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution of common stock equivalents.  Dilution would occur if Company-issued “in-the-money” stock options were exercised and converted into common stock.  Stock options are in-the-money if the market value of the underlying stock is greater than the option’s exercise or strike price.  The Company uses the treasury stock method to determine the dilutive effect of its unexercised stock options.  Under this method, the proceeds received from shares issued in a hypothetical exercise of stock options are assumed to be used to purchase treasury stock.

The following data illustrates the amounts used in computing EPS and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the three months ended March 31, 2005 and 2004:

		Weighted-average
	Income	common shares
	numerator	denominator	EPS
March 31, 2005
Basic EPS	$1,019,389	1,841,295	$0.55
Dilutive effect of potential common stock:
Stock options:
Exercise of options outstanding		7,700
Hypothetical share repurchase at $35.75		(7,173)
Diluted EPS	$1,019,389	1,841,822	$0.55

March 31, 2004
Basic EPS	$624,907	1,824,766	$0.34
Dilutive effect of potential common stock:
Stock options:
Exercise of options outstanding		10,600
Hypothetical share repurchase at $36.00		(9,758)
Diluted EPS	$624,907	1,825,608	$0.34

3. Stock plans

As permitted by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company uses the intrinsic value method of accounting for its stock-based compensation plans.  Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, as of the grant date (or other measurement date) over the stock’s exercise price.  Since all options issued under the Company’s stock-based compensation plans had an exercise price equal to the quoted market value of the underlying common stock on the date of grant, the stock is deemed to have no intrinsic value.  Accordingly, no compensation cost is recorded.

The alternative fair value method of accounting for stock-based compensation provided under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models, such as the Black-Scholes option pricing model.  The Black-Scholes option pricing model was not developed for use in valuing stock options granted under employer stock option plans.  Rather, the Black-Scholes option pricing model was developed for use in estimating the fair market value of short-term options traded in organized exchanges.  Options traded in organized exchanges have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected or implied volatility of the options underlying stock.  Since the options granted under the Company’s stock option plans have characteristics significantly different from those of marketable options and because changes in the subjective input assumptions can materially impact the estimated fair market value, in Management’s opinion, the existing valuation models do not necessarily provide a reliable single measure of the fair market value of its employee stock options at the time of grant. In December 2004, the FASB issued SFAS 123(R) which replaces SFAS 123, Accounting for Stock-Based

Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  Public entities such as the Company are not required to apply SFAS 123(R) until the beginning of the first interim reporting period or fiscal year beginning after December 31, 2005.  The Company does not plan early implementation of the provisions of SFAS 123(R).

In 2004 and for the first three months of 2005, the Company did not grant stock options under any of its stock plans.

Item 2:                                  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2005 compared to December 31, 2004 and the results of operations for the three months ended March 31, 2005 and March 31, 2004.  Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2004 Annual Report filed on Form 10-K.

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

•                  success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

•                  acts of war or terrorism.

Management cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this document.  We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.  Readers should review the risk factors described in other documents that we file or furnish, from time to time, with the Securities and Exchange Commission, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K and other current reports filed or furnished on Form 8-K.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, net gains or losses from sales of leases, securities and loans AFS and increases in the cash surrender value of the bank owned life insurance.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of multi-family dwellings and levels of adequate cash flow and revenue generation from other income-producing properties.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND MARCH 31, 2004

Overview

Net income for the first quarter of 2005 was $1,019,000, an increase of $394,000 or 63% from the $625,000 recorded in the same quarter in 2004.  Diluted earnings per share for the same period improved $0.21 from $0.34 for the three months ended March 31, 2004 to $0.55 for the three months ended March 31, 2005.

The quarter-to-quarter improvement in net income was primarily the results of an increase in net interest income and a decrease in the provision for loan losses.   These items were partially offset by a decrease in non-interest income and increases in non-interest expense and the provision for income taxes.

Return on average assets and return on average equity were 0.77% and 8.85%, respectively, for the three months ended March 31, 2005 compared to 0.44% and 5.65%, respectively, for the same period in 2004.  The improvement in these ratios is principally due to the improved earnings.

Net interest income

Net interest income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities as well as the relative levels and movements of interest rates.

Net interest income increased $343,000, or 9%, to $4,276,000 for the first quarter of 2005, from $3,933,000 recorded in the same period of 2004.  The increase was attributable to a $32,595,000 decrease in the average interest-bearing liabilities in conjunction with a nine basis point decrease in the rates paid thereon.  The decrease in average interest-bearing liabilities was predominantly in the Bank’s time deposits or certificate of deposits (CD’s), which experienced a decline of $44,811,000.  In addition, the average rate paid the Bank’s CD’s declined 16 basis points in the first quarter of 2005 compared to the same 2004 quarter.  The decline in the average balances of CD’s was prevalent in personal, business and public fund certificates.  Management’s focus will be to continue to reduce high-costing CD’s, in favor of low-cost transaction and savings accounts, and exit the competitive pricing pressure on these time deposits until a more cost effective funding level is attained.  As of March 31, 2005, CD’s represented 47% of total deposits, compared to 51% at December 31, 2004.

Partially offsetting the decrease in CD’s, the Bank experienced an increase in the average balances of lower-costing transaction and savings accounts and an increase in the average balances in repurchase agreements (repos).  The growth in the transaction and savings accounts was the caused by the success of the Bank’s marketing efforts in the promotion of our new savings products.  The increase in average balances of repos was due to temporary funds provided from the public sector.   As a result of the combination of time deposit reductions, decreases in rates and increases in the lower-costing deposit and repo balances, interest expense declined $332,000, or 11% during the first quarter of 2005, compared to the same 2004 quarter.

During the first quarter of 2005, interest income increased $11,000, despite a $28,353,000 decline in average interest-earning assets.  The increase was due to a 34 basis point increase in yield earned from the Bank’s investment securities and loans.  The yield on the Bank’s loan portfolio increased 40 basis points during the first quarter of 2005 due, in part, to the gradual increase in the national prime rate, the bench mark rate to which floating rate loans re-price and also due to new loan originations.  The investment securities portfolios experienced a five basis point decline in yield in the first quarter of 2005 compared to the same quarter of 2004 but also experienced $23,426,000 decline in average balances for the respective period.  Funds received from securities that have been called, matured or paid-down, as in the case of mortgage-backed securities, were used to fund high-cost time deposit outflow.  Operating in a flattening yield curve environment with rising short-term rates will present certain challenges to manage the investment securities portfolio in order to maintain acceptable yields.  As such, interest-earning assets that are benchmarked to prime should continue to bolster the performance of the loan portfolio; however the Bank will continue to scrutinize investment security purchases and use available cash flows to strategically run down high costing time deposits and borrowings and will focus on growing its core deposit base.

During the first quarter of 2005, the Bank’s tax-equivalent margin and spread both increased 46 and 43 basis points, respectively, compared to the first quarter of 2004.  The increase in margin and spread is the result of the rates on the Bank’s interest-bearing liabilities, most notably on time deposits, declining and the yield on interest-earning assets increasing.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax-equivalent interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Year ended
	March 31,		December 31,
	2005	2004	2004
Average interest-earning assets:
Loans and leases	$385,854	$392,668	$387,292
Investments	118,421	141,846	132,130
Federal funds sold	6,369	4,407	1,530
Interest-bearing deposits	642	718	637
Total	$511,286	$539,639	$521,589

Average interest-bearing liabilities:
Other interest-bearing deposits	$116,709	$111,598	$111,325
Certificates of deposit	182,905	227,716	205,203
Borrowed funds	76,300	75,107	78,318
Repurchase agreements	48,801	42,889	41,695
Total	$424,715	$457,310	$436,541

Interest income:
Loans and leases	$5,832	$5,588	$22,431
Investments(1)	1,211	1,479	5,385
Federal funds sold	40	10	17
Interest-bearing deposits	3	1	6
Total	$7,086	$7,078	$27,839

Interest expense:
Other interest-bearing deposits	$232	$184	$742
Certificates of deposit	1,324	1,757	5,994
Borrowed funds	945	986	3,980
Repurchase agreements	197	103	464
Total	$2,698	$3,030	$11,180

Net interest income	$4,388	$4,048	$16,659

Yield on average interest-earning assets	5.62%	5.28%	5.34%
Rate on average interest-bearing liabilities	2.58%	2.67%	2.56%
Net interest spread	3.04%	2.61%	2.78%
Net interest margin	3.48%	3.02%	3.19%

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

(1)           The 2004 tax equivalent calculations were adjusted to eliminate the effect attributable to the dividend from the Federal Home Loan Bank.

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending personnel

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $80,000, for the three months ended March 31, 2005, compared to $850,000 for the three months ended March 31, 2004.  The decrease in the provision for loan loses was due to a decrease in non-performing loans, which consist of loans past due 90 days or more and non-accrual loans.  The balance of non-performing loans declined $729,000 to $9,733,000 at March 31, 2005, compared to $10,462,000 at December 31, 2004.  Non-performing loans also decreased $2,945,000 from $12,679,000 at March 31, 2004.  The decrease was mainly attributable to the collection and pay-offs of non-accrual loans that produced significant recoveries.  The addition of an experienced Special Assets Officer during the third quarter of 2004 has enabled us to more aggressively manage and pursue the collection and resolution of non-accruing loans.

Other income

Other (non-interest) income consists of service charges or fees collected on the Bank’s various deposit and loan products, net mortgage servicing revenue, fees from trust, asset management and other financial services, the increase in cash surrender value of bank owned life insurance (BOLI), the net realized gains and losses from the sales of investment securities, loans, leased assets and foreclosed assets held for sale and other various classifications of non-interest related income.

Total other income decreased $199,000, or 21% for the three months ended March 31, 2005 compared to the same period in 2004.  During the quarter the Bank recognized an estimated impairment charge of $220,000 in anticipation of projected realized losses from the future sales of its leased vehicles.  The estimated losses are based on the historical performance of terminated leases that are typically sold below their residual value.  The balance of the Bank’s leased vehicles should mature or pay-off during 2005 and periodic adjustments will be made to this estimate, throughout 2005.  The final determination will be dependent upon actual sales.  Service charges on deposit accounts grew by $72,000 or 14% due to the heightened effort to better manage the collection of account maintenance and analysis fees charged to customer.  Fees, other service charges and other non-interest related income decreased $63,000 or 13% principally from reduced benefit crediting rates to the cash surrender value of BOLI during the first quarter of 2005 compared to the same period of 2004.

Other operating expenses

Other (non-interest) expenses increased $291,000, or 9% for the three months ended March 31, 2005 compared to the same period in 2004.  Professional service fees increased due to increased fees related to the Bank’s annual financial audit, internal audit, Sarbanes-Oxley compliance, the cost for the Bank-wide participation in management skills development and sales training programs and increased FDIC assessments.  Advertising expenses for the first quarter of 2005 increased $71,000 or more than doubled from the same quarter of 2004.  The Bank continues to concentrate in its marketing endeavors and has begun its various sales and spring campaigns with primary focus on home equity loan originations and direct mail initiatives to garner new customer deposits in new deposit account programs.  Variances in other operating expenses, for the first quarter of 2005, included increases in ancillary training expense for the management skills training program, an increase in Pennsylvania shares tax and an increase in collection expense.

Income tax provision

Income before provision for income taxes increased $623,000 for the first quarter of 2005 compared the first 2004 quarter.  The effective federal income tax rate was 26.0% and 17.2% for the respective quarters.  The effective tax rate increase is attributable to a decreased portion of combined tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the BOLI, collectively representing a smaller portion of pre-tax earnings.

COMPARISON OF FINANCIAL CONDITION AT

MARCH 31, 2005 AND DECEMBER 31, 2004

Overview

Consolidated assets increased $3,184,000 or 0.6%, during the three months ended March 31, 2005 to $539,860,000.  The asset increase resulted from an increase in deposits of $14,410,000, partially offset by a decrease in short-term borrowings of $11,463,000.  Cash and cash equivalents increased $11,538,000 while investments and loans decreased $4,994,000 and $4,230,000, respectively, since December 31, 2004.   Shareholders’ equity decreased $140,000 from $46,367,000 at December 31, 2004 to $46,227,000 at March 31, 2005.  The decrease in shareholders’ equity was primarily attributable to a $907,000 net unrealized holding loss on AFS securities, recorded in other comprehensive income (loss), partially offset by earnings net of dividends paid of $614,000 and an increase in common stock of $152,000.  The decline in investments AFS is due to the recent and seemingly prevailing increasing interest rate environment which began in the second half of 2004.  Generally, the value of stocks and bonds will move in the opposite direction of interest rate movements.  Common stock grew from shares issued under the employee stock purchase and dividend re-investment plans.

A comparison of selected balance sheet information as of March 31, 2005 and December 31, 2004 follows:

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

At the time of purchase, the Bank classifies investment securities into one of three categories: trading, AFS or held-to- maturity (HTM).  To date, Management has not purchased any securities for trading purposes.  Management classifies most securities as AFS even though it has no immediate intent to sell them.  The AFS designation affords Management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs, structuring strategies and/or changes in market conditions.  Securities AFS are carried at net fair market value in the consolidated balance sheet with an adjustment to stockholders’ equity, net of tax, which is presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost.

At March 31, 2005, the carrying value of investment securities totaled $110,675,000 or 20.5% of total assets compared to $115,669,000 or 21.6% as of December 31, 2004.  At March 31, 2005, approximately 54.6% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  At the same time, agency and municipal bonds comprised 27.3% and 9.5%, respectively, of the investment portfolio.  The portfolio is comprised of HTM and AFS securities with carrying values of $2,890,000 and $107,784,000, respectively.

At March 31, 2005, the AFS debt securities were recorded with a net unrealized loss in the amount of $1,703,000.  Also at March 31, 2005, AFS equity securities were recorded at $454,000 including an unrealized gain of $175,000.

The amortized cost and fair value of investment securities HTM and AFS at March 31, 2005 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:

Mortgage-backed securities	$2,890	$91	$—	$2,981

Available-for-sale securities:
U.S. government agencies and corporations	$31,029	$—	$823	$30,206
Obligations of states and municipal subdivisions	10,538	71	63	10,546
Corporate bonds	9,030	41	9	9,062
Mortgage-backed securities	58,436	82	1,002	57,516

Sub total	109,033	194	1,897	107,330

Equity securities	279	175	—	454

Total available-for-sale	$109,312	$369	$1,897	$107,784

Total securities	$112,202	$460	$1,897	$110,765

The amortized cost and fair value of investments HTM and AFS by contractual maturity at March 31, 2005 are as follows (dollars in thousands):

	Amortized cost	Market value
Held-to-maturity securities:
Mortgage-backed securities	$2,890	$2,981

Available-for-sale securities:
Debt securities:
One year or less	$—	$—
One through five years	5,430	5,319
Five through ten years	19,056	18,702
Over ten years	26,111	25,793
Total debt securities	50,597	49,814

Mortgage-backed securities	58,436	57,516
Equity securities	279	454

Total available-for-sale	$109,312	$107,784

Total securities	$112,202	$110,765

Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty.  Federal agency and municipal securities are included based upon their original stated maturity.  Mortgage-backed securities, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.  Equity securities, which have no stated maturity and are listed in total, include restricted regulatory stock of the Federal Home Loan Bank which is carried at cost.

Loans available - for- sale (AFS)

Generally, upon origination, certain residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as AFS.  Consideration is also given to the Company’s current liquidity position and expected future liquidity needs.  Loans AFS are carried at the lower of cost or estimated fair value.  If the fair market values of these loans fall below their amortized cost, the loan is written down by the difference with a corresponding charge to current earnings.  Subsequent appreciation, if any, is credited to current earnings but only to the extent of previous write-downs.

At March 31, 2005, loans AFS amounted to $400,000 with a corresponding fair value of $404,000, compared to $576,000 and $582,000, respectively, at December 31, 2004.  For the first quarter of 2005, student loans with principal balances of $401,000 were sold into the secondary market with gains of approximately $4,010 being recognized.  At March 31, 2005 and December 31, 2004, the entire balance of loans AFS consisted of student loans.

Loans and leases

The Bank originates commercial and commercial real estate loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The Bank continues to focus its efforts on the expansion of variable-rate portfolios of residential and consumer loans as well as commercial loans and fixed-rate residential loans.  The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.  Whenever practical, the Bank originates variable-rate loans.

The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne counties of Pennsylvania.  Commercial lending activities generally involve a greater degree of credit risk than residential lending because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on loans secured by commercial and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control.  Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations.  As such, commercial loans require more ongoing evaluation and monitoring which occurs with the Bank’s credit administration and outsourced loan review functions.

During the first quarter of 2005, the Bank established a reserve for estimated impairment from the future sales of its leased vehicles which was netted against the gross amount of direct finance leasing.  The estimated impairment is based on the historical sales performance of terminated leases which are typically sold below their residual value.  The balance of the Bank’s leased vehicles should mature or payoff during 2005 and periodic adjustments will be made to this reserve, during this timeframe.  The amount of periodic adjustments will depend upon actual sales proceeds from the leased vehicles.  Currently, the Company does not anticipate re-entering the direct finance lease business when the current agreements expire in 2005 or in the near-term.

Loans, net of unearned income of $383,494,000 at March 31, 2005 decreased from $387,534,000 at December 31, 2004.  The decrease was predominantly from the sold participation of a commercial loan during the quarter ended March 31, 2005.  Advances in consumer and home equity loans have improved by $1,663,000, since year-end 2004 on the successful implementation of the Bank’s home equity loan campaign.

The following table sets forth the composition of the loan portfolio at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Commercial and commercial real estate	$214,826,162	$221,968,137
Residential real estate	93,042,493	91,294,401
Consumer and home equity	63,150,516	61,487,608
Real estate construction	10,876,343	10,620,472
Direct financing leases	1,625,644	2,211,978
Gross loans	383,521,158	387,582,596
Less:
Unearned discount	27,587	48,423
Allowance for loan losses	6,000,956	5,987,798
Net loans	$377,492,615	$381,546,375

Loans available-for-sale	$399,992	$576,378

Total loans	$377,892,607	$382,122,753

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

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk-grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  The changes in the allocations from period to period are based upon reviews of the loan and lease portfolios.

Net charge-offs for the three months ended March 31, 2005 were $67,000, compared to $71,000, for the same period in 2004.  Net charge-offs of commercial loans were $36,000 for the three months ended March 31, 2005 compared to $32,000 in the first quarter of 2004.  Real estate mortgage net charge-offs declined to $1,800 in the first quarter of 2005 compared to $33,000 in the first quarter of 2004.  Consumer loan net charge-offs were $29,000 for the quarter ended March 31, 2005 as opposed to a net recovery of $12,000 in the first quarter of 2004.  There were no lease financing charge-offs in the March 31, 2005 quarter.

Management believes that the current balance in the allowance for loans losses of $6,001,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither non-accrual status nor past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.56% at March 31, 2005 compared 1.54% at December 31, 2004 and 1.47% at March 31, 2004.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	three months ended	year ended	three months ended
	March 31, 2005	December 31, 2004	March 31, 2004

Balance at beginning of period	$5,987,798	$4,996,966	$4,996,966

Provision charged to operations	80,000	2,150,000	850,000

Charge-offs:
Commercial	322,425	775,252	151,762
Real estate	1,846	266,324	33,082
Consumer	70,437	480,462	74,260
Lease financing	—	84,902	37,651
Total	394,708	1,606,940	296,755

Recoveries:
Commercial	286,133	226,082	119,719
Real estate	30	20,039	—
Consumer	41,703	178,727	86,621
Lease financing	—	22,924	19,824
Total	327,866	447,772	226,164

Net charge-offs	66,842	1,159,168	70,591

Balance at end of period	$6,000,956	$5,987,798	$5,776,375

Total loans, end of period	$383,893,563	$388,110,551	$391,700,054

	As of and for the		As of and for the		As of and for the
	three months ended		year ended		three months ended
	March 31, 2005		December 31, 2004		March 31, 2004
Net charge-offs to:
Loans, end of period	0.02%		0.30%		0.02%
Allowance for loan losses	1.11%		19.36%		1.22%
Provision for loan losses	83.55%		53.91%		8.30%

Allowance for loan losses to:
Total loans	1.56%		1.54%		1.47%
Non-accrual loans	65.76%		60.46%		47.89%
Non-performing loans	61.65%		57.24%		45.56%
Net charge-offs	89.78	x	5.17	x	81.83	x

Loans 30-89 days past due and still accruing	$3,709,674		$4,316,453		$3,874,870
Loans 90 days past due and accruing	$608,130		$557,492		$617,454
Non-accrual loans	$9,125,051		$9,904,276		$12,061,062
Allowance for loan losses to loans 90 days or more past due and accruing	9.87	x	10.75	x	9.35	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of March 31, 2005, non-performing assets represented 1.84% of total assets compared to 1.99% at December 31, 2004 and 2.32% at March 31, 2004.

The non-accrual loan balance decreased by $779,000 during the first three months of 2005, and by $2,936,000 compared to a year ago.  Loans classified as non-accrual of $1,179,000 were added during the first three months of 2005.  This increase was offset by payoffs or pay downs of $1,203,000, charge offs of $322,000 and $433,000 of loans that have migrated back to performing status.

Foreclosed assets held for sale includes other real estate owned (OREO) and repossessed assets.  OREO represents three properties that were foreclosed upon and transferred from loans.  Two of the properties are currently under contracts for sale and the third is listed for sale with a realtor.  Repossessed assets represent indirect auto loans that have become delinquent and the vehicles repossessed.

Non-performing loans decreased $729,000 since December 31, 2004.  The decline was in all categories of loans.  The ratio of non-performing loans to end of period total loans declined 16 basis points, during the three month period ended March 31, 2005.  For the same period in 2004, the ratio of non-performing loans to total loans was 3.29%, compared to 2.58% at March 31, 2005, or a decrease of 71 basis points.  The ratio of non-performing assets to total assets decreased to 1.84%, at March 31, 2005, from 1.99%, at year end 2004.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2005	December 31, 2004	March 31, 2004

Loans past due 90 days or more and accruing	$608,130	$557,492	$617,454
Non-accrual loans	9,125,051	9,904,276	12,061,061
Total non-performing loans	9,733,181	10,461,768	12,678,515

Restructured loans	—	—	—
Other real estate owned	163,000	163,000	280,004
Repossessed assets	44,271	50,104	40,760
Total non-performing assets	$9,940,452	$10,674,872	$12,999,279

Net loans including AFS	$377,892,607	$382,122,753	$385,923,679
Total assets	$539,859,529	$536,675,138	$560,678,409
Non-accrual loans to net loans	2.41%	2.59%	3.13%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.63%	2.79%	3.37%
Non-performing assets to total assets	1.84%	1.99%	2.32%
Non-performing loans to net loans	2.58%	2.74%	3.29%

Accrued interest receivable and other assets

The increase in accrued interest receivable of $355,000 or 20.6% from December 31, 2004 to March 31, 2005 was due to the timing of cash receipts on interest-earning asset balances.   The increase in other assets of $1,409,000 or 41.6%, for the same period, was due to an increase in the deferred income tax asset caused by the decline in value in the securities AFS portfolio, and an increase in prepaid expenses and other current assets including the receivable of a purchased investment security that did not settle until April.

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

The following table represents the components of deposits as of March 31, 2005 and December 31, 2004:

			Dollar	Percent
	March 31, 2005	December 31, 2004	change	change
Non-interest-bearing deposits
Personal	$28,724,109	$28,927,588	$(203,479)	-0.70%
Non-personal	28,601,036	29,248,882	(647,846)	-2.21%
Public fund	3,284,691	2,479,373	805,318	32.48%
Bank checks	5,233,476	4,701,692	531,784	11.31%
Total	$65,843,312	$65,357,535	$485,777	0.74%
Time deposits of $100,000 or greater
Personal	$60,015,629	$61,694,837	$(1,679,208)	-2.72%
Non-personal	17,582,168	17,749,896	(167,728)	-0.94%
Public fund	9,400,570	9,023,956	376,614	4.17%
IRA’s	5,503,427	5,517,344	(13,917)	-0.25%
Total	$92,501,794	$93,986,033	$(1,484,239)	-1.58%
Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$64,598,132	$66,918,765	$(2,320,633)	-3.47%
Non-personal	3,991,675	4,024,801	(33,126)	-0.82%
Public fund	709,364	662,876	46,488	7.01%
IRA’s	18,614,017	19,090,551	(476,534)	-2.50%
sub total	87,913,188	90,696,993	(2,783,805)	-3.07%
NOW accounts	57,290,291	41,421,525	15,868,766	38.31%
Money market deposits	25,669,423	27,606,102	(1,936,679)	-7.02%
Savings and clubs	50,807,361	46,547,147	4,260,214	9.15%
Total	$221,680,263	$206,271,767	$15,408,496	7.47%
Total deposits
Noninterest-bearing deposits	$65,843,312	$65,357,535	$485,777	0.74%
Interest-bearing deposits	314,182,057	300,257,800	13,924,257	4.64%
Total	$380,025,369	$365,615,335	$14,410,034	3.94%
Public funds
Noninterest-bearing	$3,284,691	$2,479,373	$805,318	32.48%
Certificates of deposit	10,109,934	9,686,832	423,102	4.37%
NOW accounts	25,360,327	8,406,827	16,953,500	201.66%
Money market deposits	1,500,834	4,710,720	(3,209,886)	-68.14%
Savings and clubs	1,194,365	1,266,834	(72,469)	-5.72%
Total	$41,450,151	$26,550,586	$14,899,565	56.12%

Total assets	$539,859,529	$536,675,138
Total deposits to total assets	70.39%	68.13%
Public funds to total deposits	10.91%	7.26%
Public funds to total assets	7.68%	4.95%

Total deposits increased $14,410,000 or 3.9% during the three months ended March 31, 2005 to $380,025,000.  The increase in total deposits was primarily due to a $15,869,000 increase in NOW accounts caused by the receipt of a seasonal increase from public fund deposits.  In addition, savings accounts increased $4,260,000 or 9.2% due mostly to the efforts of the marketing of our new savings products which began at the end of 2004.  Demand deposit accounts (DDA’s) increased $486,000 during the first three months of 2005.  Partially offsetting these increases was continued time deposit outflow which experienced a decline of $4,268,000 or 2.3% during the first 2005 quarter.

Total average interest-bearing deposits decreased $16,900,000 or 5.3% from $316,528,000, at December 31, 2004 to $299,614,000 at March 31, 2005.  The average deposit decline included a reduction in total time deposits of

$22,298,000.  Time deposits now represent approximately 47.5% of total deposits, down from 50.5% at December 31, 2004.  Management’s strategic objective is to continue to monitor but not actively participate in the current competitive pricing pressure and will allow high-cost time deposits to continue to run-off in favor of growing its lower costing transaction and savings account programs.  Through marketing efforts, the average balance of these transaction and savings accounts increased by approximately $5.5 million during the first quarter of 2005.

Public funds continue to be a relatively stable source of deposits and now represent $41,450,000 or 10.9% of total deposits at March 31, 2005, up from $26,551,000 or 7.3% at December 31, 2004.  The Bank is able to maintain public funds due to long established relationships and competitive product pricing.  Public fund deposits are sensitive to the operating demands and business cycles of the various public entities as well as the forever-changing political landscape. Accordingly, the Bank could experience significant shifts and outflows of these balances throughout the year.

Borrowings

Borrowings totaled $109,997,000 at March 31, 2005 compared to $121,653,000 at December 31, 2004.

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow from the Federal Home Loan Bank (FHLB) for asset growth and liquidity needs.  Borrowings included $70,926,000 and $71,119,000 in long-term advances from the FHLB at March 31, 2005 and December 31, 2004, respectively.  Included in borrowings is short-term customer repurchase (repos) agreements of $37,982,000 and $40,684,000, at March 31, 2005 and December 31, 2004, respectively.  Repos are non-insured low-cost interest-bearing liabilities that have a security interest in qualified investment securities of the Bank.  Repos offered are either fixed-term or a daily-sweep product of the Bank.  The balance in customer repurchase agreements fluctuates daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include balances of Federal Funds Purchased which the Bank may require from time-to-time to fund overnight liquidity needs.  At December 31, 2004, the balance in this account was $8,760,000.  The Bank did not have a balance of Federal Funds Purchased at March 31, 2005.

The combined short- and long-term weighted-average interest rate on borrowings was 3.93% and 3.57% at March 31, 2005 and December 31, 2004, respectively.

Accrued interest payable and other liabilities

Accrued interest payable and other liabilities increased $571,000 during the first three months of 2005.  Accrued interest payable increased $70,000 while other liabilities and accrued expenses increased $501,000, the latter caused primarily by a commitment to an investment security purchase transaction that settled in April.

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

At March 31, 2005, the Company maintained a one-year cumulative positive gap of $41.7 million or 7.7% of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of declining interest rates.  Conversely, in an increasing interest rate environment, net income could be positively affected because more assets will re-price upward during a one-year period.

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2005 (dollars in thousands):

	3 months	3 through	1 through	Over
	or less	12 months	3 years	3 years	Total
Cash and cash equivalents	$10,595	$—	$—	$11,159	$21,754
Investment securities (1)(2)	12,625	10,145	29,391	62,344	114,505
Loans (2)	141,422	65,139	84,556	86,776	377,893
Fixed and other assets	—	7,671	—	18,037	25,708
Total assets	$164,642	$82,955	$113,947	$178,316	$539,860
Total cumulative assets	$164,642	$247,597	$361,544	$539,860

Non-interest bearing transaction deposits (3)	$—	$6,584	$18,106	$41,153	$65,843
Interest-bearing transaction deposits (3)	5,134	64,317	50,804	13,512	133,767
Time deposits	32,176	58,806	74,634	14,799	180,415
Repurchase agreements	28,207	3,724	6,051	—	37,982
Short-term borrowings	1,089	—	—	—	1,089
Long-term debt	5,224	671	1,776	63,255	70,926
Other liabilities	—	—	—	3,611	3,611
Total liabilities	$71,830	$134,102	$151,371	$136,330	$493,633
Total cumulative liabilities	$71,830	$205,932	$357,303	$493,633

Interest sensitivity gap	$92,812	$(51,147)	$(37,424)	$41,986

Cumulative gap	$92,812	$41,665	$4,241	$46,227

Cumulative gap to total assets	17.19%	7.72%	0.79%	8.56%

(1)           Includes net unrealized gains/losses on securities AFS.

(2)           Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.  In addition, loans are included in the periods in which they are scheduled to be repaid based on scheduled amortization.  For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

(3)           The Bank’s demand and savings accounts are generally subject to immediate withdrawal.  However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.  The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

Certain shortcomings are inherent in the method of analysis presented in the above table.  Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the loan.  In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table.  The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

Earnings at Risk and Economic Value at Risk Simulations: The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static re-pricing gap analysis.  Although it will continue to measure its re-pricing gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet.  The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing the interest rate risk.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2005 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2005 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	9.7%	(19.7)%
Net income	25.6	(51.0)

Economic value at risk:
Percent change in:
Economic value of equity	(12.4)	(15.3)
Economic value of equity as a percent of book assets	(1.3)	(1.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.  At March 31, 2005, the Company’s risk-based capital ratio was 14.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2005, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	Dollar	Percent
Change in interest rates	income	variance	variance
	(dollars in thousands)
+200 basis points	$20,718	$1,835	9.7%
+100 basis points	19,916	1,033	5.5
Flat rate	18,883	—	—
-100 basis points	17,440	(1,443)	(7.6)
-200 basis points	15,164	(3,719)	(19.7)

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, we use a third party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and interest checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit run-off.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like-term then applies growth or run-off estimates provided by Management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increase of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sale of loans and investment securities AFS, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

At March 31, 2005, the Company maintained $21,754,000 in cash and cash equivalents.  The Company also had $111,615,000 in investments AFS and $400,000 of loans AFS.  This combined total of $133,769,000 represented 25% of total assets at March 31, 2005.  In addition, at March 31, 2005, the Company had approximately $95,315,000 available to borrow from the FHLB.  Management believes that the present level of liquidity is remains strong and adequate for current operations.

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

Capital is fundamental to support our continued growth. In addition, the Company and Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier II capital (shareholders’ equity plus the allowable portion of the minority interest in equity of subsidiaries, minus unrealized gains or plus unrealized losses on AFS, and minus certain intangible assets), Tier II capital (which includes the allowable portion of the allowance for loan losses, minority interest in equity of subsidiaries and subordinated debt), and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as percentages of risk-weighted assets.  Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet financial instruments, such as letters of credit and loan commitments, based on associated risk.  Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total average quarterly assets.

Quantitative measures, established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Capital is evaluated in relation to total assets and the risk associated with those assets.  As of March 31, 2005, the Company meets all capital adequacy requirements to which it is subject.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2005:

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$51,831,590	14.28%	$29,030,241	8.00%	N/A	N/A
Bank	$51,476,307	14.22%	$28,959,513	8.00%	$36,199,392	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$47,198,650	13.01%	$14,515,120	4.00%	N/A	N/A
Bank	$46,926,004	12.96%	$14,479,757	4.00%	$21,719,635	6.00%
Tier I Capital (to average assets)
Consolidated	$47,198,650	8.74%	$21,605,600	4.00%	N/A	N/A
Bank	$46,926,004	8.70%	$21,651,008	4.00%	$27,063,760	5.00%

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

10.5	Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.6	Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

10.7	Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.

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

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

Date: May 3, 2005	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: May 3, 2005	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

FIDELITY D & D BANCORP, INC.

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

*

10.5	Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.6	Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7	Registrant’s 2002 Employee Stock Purchase Plan.	*
	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.

10.8

Employment Agreement between Registrant, The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated June 21, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

		*

10.9	Complete Settlement Agreement and General Release	*

between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

11	Statement regarding computation of earnings per share. Included herein.	9

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	35

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	36

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38

* - Incorporated by Reference