Form 10-Q
period 2005-06-30
FIDELITY D & D BANCORP INC
filed 2005-08-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2005

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

☐  YES    ☒  NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 29, 2005, the latest practicable date, was 1,847,395 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2005

Index

Part I. Financial information

Item 1. Financial Statements:

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit index

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$10,450,074	$9,013,060
Interest-bearing deposits with financial institutions	402,676	1,203,334
Total cash and cash equivalents	10,852,750	10,216,394
Available-for-sale securities	107,955,147	112,612,513
Held-to-maturity securities	2,703,782	3,056,305
Federal Home Loan Bank Stock	4,306,100	4,568,700
Loans and leases, net (allowance for loan losses of $5,873,378 in 2005 and $5,987,798 in 2004)	382,299,701	381,546,375
Loans available-for-sale (fair value $76,935 in 2005 and $582,141 in 2004)	76,173	576,378
Bank premises and equipment, net	10,767,091	11,163,292
Cash surrender value of bank-owned life insurance	7,742,162	7,613,437
Other assets	4,102,811	3,385,790
Accrued interest receivable	2,062,886	1,722,850
Foreclosed assets held for sale	452,034	213,104
Total assets	$533,320,637	$536,675,138
LIABILITIES
Deposits
Non-interest-bearing	$69,233,001	$65,357,535
Certificates of deposit of $100,000 or more	89,572,994	93,986,033
Other interest-bearing deposits	210,372,330	206,271,767
Total deposits	369,178,325	365,615,335

Accrued interest payable and other liabilities	3,054,050	3,039,809
Short-term borrowings	42,267,004	50,534,046
Long-term debt	70,732,233	71,119,188
Total liabilities	485,231,612	490,308,378
SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 1,847,395 shares in 2005 and 1,839,572 shares in 2004	10,344,157	10,072,134
Retained earnings	37,740,613	36,396,027
Accumulated other comprehensive income (loss)	4,255	(101,401)
Total shareholders’ equity	48,089,025	46,366,760
Total liabilities and shareholders’ equity	$533,320,637	$536,675,138

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income
Interest and fees on loans:
Taxable	$5,738,145	$5,461,234	$11,402,820	$10,873,586
Nontaxable	116,119	74,428	214,529	158,516
Leases	14,502	42,926	32,795	92,346
Interest-bearing deposits with financial institutions	6,283	1,095	8,971	2,210
Investment securities:
US Government agencies	921,085	1,073,414	1,831,242	2,292,009
States and political subdivisions (non-taxable)	128,105	116,328	240,560	251,706
Other securities	171,943	43,765	298,758	95,932
Federal funds sold	6,635	—	47,427	10,210
Total interest income	7,102,817	6,813,190	14,077,102	13,776,515
Interest expense
Certificates of deposit of $100,000 or more	697,641	710,597	1,373,664	1,601,268
Other deposits	978,115	920,201	1,858,331	1,970,850
Securities sold under repurchase agreements	141,308	101,400	338,117	204,261
Other short- and long-term borrowings and other	967,604	989,827	1,913,037	1,976,026
Total interest expense	2,784,668	2,722,025	5,483,149	5,752,405
Net interest income	4,318,149	4,091,165	8,593,953	8,024,110
Provision for loan losses	300,000	400,000	380,000	1,250,000
Net interest income after provision for loan losses	4,018,149	3,691,165	8,213,953	6,774,110
Other income:
Service charges on deposit accounts	674,210	540,291	1,272,531	1,066,220
Gain (loss) on:
Investment securities	2,643	—	2,643	9,497
Loans	3,985	70,776	(7,457)	94,387
Leased assets	919	(61,920)	(33,954)	(155,186)
Foreclosed assets held-for-sale	(8,016)	(8,218)	(7,611)	(8,218)
Write-down lease residual	—	—	(220,000)	—
Fees, other service charges and other income	452,766	529,956	867,968	1,010,602
Total other income	1,126,507	1,070,885	1,874,120	2,017,302

Other operating expenses:
Salaries and employee benefits	1,753,198	1,703,504	3,496,119	3,448,020
Premises and equipment	737,021	718,216	1,471,476	1,437,627
Advertising	148,599	84,685	279,808	145,192
Professional fees and services	413,875	312,705	795,918	598,576
Other	559,571	719,598	1,134,855	1,184,320
Total other operating expenses	3,612,264	3,538,708	7,178,176	6,813,735
Income before provision for income taxes	1,532,392	1,223,342	2,909,897	1,977,677
Provision for income taxes	396,584	302,449	754,700	431,877
Net income	$1,135,808	$920,893	$2,155,197	$1,545,800
Per share data:
Net income - basic	$0.62	$0.50	$1.17	$0.84
Net income - diluted	$0.62	$0.50	$1.17	$0.84
Dividends	$0.22	$0.22	$0.44	$0.44

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

						Accumulated other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2003 (audited)	1,828,270	$9,698,879	(5,227)	$(196,048)	$34,641,976	$(212,908)	$43,931,899
Comprehensive income:
Net income					1,545,800		1,545,800
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						(1,542,613)	(1,542,613)
Comprehensive income							3,187
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan	3,519	120,390	3,592	134,678			255,068
Dividends declared					(803,627)		(803,627)
Balance, June 30, 2004 (unaudited)	1,831,789	$9,810,940	—	$—	$35,384,149	$(1,755,521)	$43,439,568

Balance, December 31, 2004 (audited)	1,839,572	$10,072,134	—	$—	$36,396,027	$(101,401)	$46,366,760
Comprehensive income:
Net income					2,155,197		2,155,197
Change in net unrealized holding gains (losses) on available-for-sale securities, net net of reclassification adjustments						105,656	105,656
Comprehensive income							2,260,853
Stock issued through Employee Stock Purchase Plan	1,031	31,671					31,671
Dividends reinvested through Dividend Reinvestment Plan	6,792	240,352					240,352
Dividends declared					(810,611)		(810,611)
Balance, June 30, 2005 (unaudited)	1,847,395	$10,344,157	—	$—	$37,740,613	$4,255	$48,089,025

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$2,155,197	$1,545,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	562,985	615,541
Amortization of securities (net of accretion)	144,482	315,524
Provision for loan losses	380,000	1,250,000
Deferred income tax	(85,283)	(128,406)
Write-down of foreclosed assets held-for-sale	36,293	73,701
Write-down lease residual	220,000	—
Increase in cash surrender value of life insurance	(128,725)	(161,665)
Gain on sale of investment securities	(2,643)	(9,497)
Gain on sale of loans	(7,457)	(94,387)
Loss on sale of foreclosed assets held-for-sale	7,611	8,218
Loss on sale of leased assets	33,954	155,186
(Gain) loss on disposal of equipment	(589)	3,736
Amortization of loan servicing rights	51,717	56,319
Change in:
Accured interest receivable	(340,036)	(64,807)
Other assets	(656,222)	(273,465)
Accrued interest payable and other liabilities	15,051	(21,429)
Net cash provided by operating activities	2,386,335	3,270,369
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and paydowns	349,441	1,243,638
Available-for-sale securities:
Proceeds from sales	19,282,027	3,850,562
Proceeds from maturities, calls and paydowns	7,170,330	16,278,082
Purchases	(21,773,663)	(6,035,552)
Net decrease FHLB stock	262,600	11,300
Proceeds from sale of loans available-for-sale	807,434	11,331,731
Net increase in loans and leases	(2,564,544)	(3,342,844)
Proceeds from sale of leased assets	407,660	502,924
Acquisition of bank premises and equipment	(166,195)	(146,924)
Proceeds from sale of foreclosed assets held-for-sale	104,526	341,862
Net cash provided by investing activities	3,879,616	24,034,779
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	3,875,466	1,569,165
Net decrease in certificates of deposit of $100,000 or more	(4,413,039)	(10,409,620)
Net increase (decrease) in other interest-bearing deposits	4,100,563	(15,298,171)
Net decrease in short-term borrowings	(8,267,042)	(9,566,629)
Net decrease in long-term borrowings	(386,955)	(375,607)
Dividends paid, net of dividend reinvestment	(570,259)	(548,559)
Proceeds from employee stock purchase plan	31,671	53,041
Net cash used in financing activities	(5,629,595)	(34,576,380)
Net increase (decrease) in cash and cash equivalents	636,356	(7,271,232)
Cash and cash equivalents, beginning	10,216,394	19,231,601
Cash and cash equivalents, ending	$10,852,750	$11,960,369

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of operations and critical accounting policies

Principles of consolidation

The accompanying unaudited consolidated financial statements of Fidelity D & D Bancorp, Inc., and its wholly owned subsidiary, The Fidelity Deposit and Discount Bank (the Bank or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to this Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of Management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified, when necessary, to conform to the current period’s presentation.

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

In the opinion of Management, the consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the related consolidated statements of income for each of the three and six month periods ended June 30, 2005 and June 30, 2004 and changes in shareholders’ equity and cash flows for each of the six months ended June 30, 2005 and June 30, 2004 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during these periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance). Management believes that the allowance, as of June 30, 2005, is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and could, therefore, calculate a materially different allowance value. While Management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The fair market value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA). The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source. To determine the fair market value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are typically not obtained. As of June 30, 2005 and December 31, 2004, the Company’s portfolio of loans AFS was comprised of student loans.

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

The following data illustrates the amounts used in computing EPS and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the six months ended June 30, 2005 and 2004:

	Income numerator	Weighted-average common shares denominator	EPS
June 30, 2005
Basic EPS	$2,155,197	1,843,048	$1.17
Dilutive effect of potential common stock:
Stock options:
Exercise of options outstanding		7,700
Hypothetical share repurchase at $35.60		(7,203)
Diluted EPS	$2,155,197	1,843,545	$1.17

June 30, 2004
Basic EPS	$1,545,800	1,826,886	$0.84
Dilutive effect of potential common stock:
Stock options:
Exercise of options outstanding		5,100
Hypothetical share repurchase at $35.00		(4,517)
Diluted EPS	$1,545,800	1,827,469	$0.84

3. Stock plans

The Company uses the intrinsic value method of accounting for stock-based compensation plans, under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, as of the grant date (or other measurement date) over the stock’s exercise price. Since all options issued under the Company’s stock-based compensation plans had an exercise price equal to the quoted market value of the underlying common stock on the date of grant, the stock is deemed to have no intrinsic value. Accordingly, no compensation cost is recorded.

The alternative fair value method of accounting for stock-based compensation provided under SFAS No. 123 requires the use of option valuation models, such as the Black-Scholes option pricing model. The Black-Scholes option pricing model was not developed for use in valuing stock options granted under employer stock option plans. Rather, the Black-Scholes option pricing model was developed for use in estimating the fair market value of short-term options traded in organized exchanges. Options traded in organized exchanges have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected or implied volatility of the options underlying stock. Since the options granted under the Company’s stock option plans have characteristics significantly different from those of marketable options and because changes in the subjective input assumptions can materially impact the estimated fair market value, in Management’s opinion, the existing valuation models do not necessarily provide a reliable single measure of the fair market value of its employee stock options at the time of grant.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) which replaces SFAS 123, and supersedes APB No. 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. Public entities such as the Company are not required to apply SFAS 123(R) until the beginning of the first interim reporting period or fiscal year beginning after December 31, 2005. The Company does not plan early implementation of the provisions of SFAS 123(R).

In 2004 and for the first six months of 2005, the Company did not grant stock options under any of its stock plans.

Item 2:                                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2005 compared to December 31, 2004 and the results of operations for the three and six month periods ended June 30, 2005 compared to the respective periods ended June 30, 2004. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2004 Annual Report filed on Form 10-K.

Forward looking statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions. Forward looking statements include risks and uncertainties.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes. Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, net gains or losses from sales of leases, securities and loans AFS and increases in the cash surrender value of the bank-owned life insurance. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans. The properties underlying the Company’s mortgages are concentrated in northeastern Pennsylvania. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s loan underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of multi-family dwellings and levels of adequate cash flow and revenue generation from other income-producing properties.

COMPARISON OF FINANCIAL CONDITION AT
JUNE 30, 2005 AND DECEMBER 31, 2004

Overview

Consolidated assets decreased $3,355,000 or 0.6%, during the six months ended June 30, 2005 to $533,321,000. The decrease resulted from a decrease in total borrowings of $8,654,000, partially offset by increases in deposits of $3,563,000 and shareholders’ equity of $1,722,000. Since December 31, 2004, total investments decreased $5,010,000, total loans increased $253,000 and cash and cash equivalents increased $636,000. All other assets increased $766,000. The increase in shareholders’ equity was attributable to earnings net of dividends paid of $1,345,000, an increase in common stock of $272,000 and a $106,000 net unrealized holding gain on AFS securities recorded in other comprehensive income (loss).

A comparison of selected balance sheet information as of June 30, 2005 and December 31, 2004 follows:

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

At the time of purchase, the Bank classifies investment securities into one of three categories: trading, AFS or held-to- maturity (HTM). To date, Management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords Management the flexibility to sell securities and adjust or restructure the balance sheet in response to capital levels, liquidity needs, structuring strategies and/or changes in market conditions. Securities AFS are carried at net fair market value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, which is presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost.

During the second quarter, the Bank restructured approximately $19.5 million of investment securities holdings to enhance current earnings while simultaneously addressing the interest rate risk in the portfolio from the continued flattening of the treasury yield curve at the mid- to long-term range. The restructuring included the sale and purchase of securities that re-allocated the diversification away from heavily weighted mortgage-backed securities. At June 30, 2005, approximately 47.2% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow, compared to 55.7% at December 31, 2004. Also at June 30, 2005, agency and municipal bonds comprised 29.5% and 13.8%, respectively, of the investment portfolio. The carrying value of investment securities totaled $110,659,000 or 20.7% of total assets as of June 30, 2005 compared to $115,669,000 or 21.6% as of December 31, 2004. Currently, the portfolio is comprised of HTM and AFS securities with carrying values of $2,704,000 and $107,955,000, respectively.

At June 30, 2005, the AFS debt securities were recorded with a net unrealized loss in the amount of $173,000. Also at June 30, 2005, AFS equity securities were recorded in the amount of $458,000 including an unrealized gain in the amount of $179,000.

The amortized cost and fair value of investment securities HTM and AFS at June 30, 2005 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:

Mortgage-backed securities	$2,704	$90	$—	$2,794

Available-for-sale securities:
U.S. government agencies and corporations	$33,014	$1	$374	$32,641
Obligations of states and municipal subdivisions	14,997	278	7	15,268
Corporate bonds	10,027	41	5	10,063
Mortgage-backed securities	49,632	189	296	49,525

Sub total	107,670	509	682	107,497

Equity securities	279	179	—	458

Total available-for-sale	$107,949	$688	$682	$107,955

Total securities	$110,653	$778	$682	$110,749

The amortized cost and fair value of investments HTM and AFS by contractual maturity at June 30, 2005 are as follows (dollars in thousands):

	Amortized cost	Market value
Held-to-maturity securities:
Mortgage-backed securities	$2,704	$2,794

Available-for-sale securities:
Debt securities:
One year or less	$120	$120
One through five years	7,300	7,200
Five through ten years	24,055	23,889
Over ten years	26,563	26,763
Total debt securities	58,038	57,972

Mortgage-backed securities	49,632	49,525
Equity securities	279	458

Total available-for-sale	$107,949	$107,955

Total securities	$110,653	$110,749

Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty. Federal agency and municipal securities are included based upon their original stated maturity. Mortgage-backed securities, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total. Equity securities, which have no stated maturity, are carried at the lower of cost or fair market value.

Loans available - for- sale (AFS)

Generally, upon origination, certain residential mortgages, the guaranteed portions of SBA loans and student loans may be classified as AFS. In the event of market interest rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected. To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as AFS. Consideration is also given to the Company’s current liquidity position and expected future liquidity needs. Loans AFS are carried at the lower of cost or estimated fair value. If the fair market values of these loans fall below their amortized cost, the loan is written down by the difference with a corresponding charge to current earnings. Subsequent appreciation, if any, is credited to current earnings but only to the extent of previous write-downs.

At June 30, 2005, loans AFS amounted to $76,000 which approximated fair market value, compared to $576,000 at December 31, 2004. For the six months ended June 30, 2005, student loans with principal balances of $799,000 were sold into the secondary market with gains of approximately $8,000 being recognized. At June 30, 2005 and December 31, 2004, the entire balance of loans AFS consisted of student loans.

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

During the first quarter of 2005, the Bank established a reserve for estimated impairment from the future sales of its leased vehicles which was netted against the gross amount of direct finance leasing. The estimated impairment is based on the historical sales performance of terminated leases which are typically sold below their residual value. The balance of the Bank’s leased vehicles should mature or payoff during 2005 and periodic adjustments will be made to this reserve, during this timeframe. The amount of periodic adjustments will depend upon actual sales proceeds from the leased vehicles. Currently, the Company does not anticipate re-entering the direct finance lease business when the current agreements expire in 2005.

Loans, net of unearned income of $388,173,000 at June 30, 2005 increased $639,000 from $387,534,000 at December 31, 2004. The increase was from successful implementation and marketing strategies for residential mortgages and consumer home equity lending partially offset by a decline in commercial loans and run-off of receivables from the Bank’s auto leasing business. The decrease in commercial lending was from the sold participation of a loan during the first quarter of 2005 and the maturity of an automobile dealer’s floor plan note that was not renewed.

The following table sets forth the composition of the loan portfolio at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Commercial and commercial real estate	$207,983,995	$221,968,137
Residential real estate	95,672,565	91,294,401
Consumer and home equity	70,790,958	61,487,608
Real estate construction	12,475,700	10,620,472
Direct financing leases	1,260,796	2,211,978
Gross loans	388,184,014	387,582,596
Less:
Unearned discount	10,935	48,423
Allowance for loan losses	5,873,378	5,987,798
Net loans	$382,299,701	$381,546,375

Loans available-for-sale	$76,173	$576,378

Total loans	$382,375,874	$382,122,753

Allowance for loan losses

Management continually evaluates the credit quality of the Bank’s loan portfolio and, on a quarterly basis, performs a formal review of the adequacy of the allowance for loan losses (the allowance). The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The provision for loan losses represents the amount necessary to maintain an appropriate allowance.  Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries on previously charged-off loans are added to the allowance when received.

Management applies two primary components during the loan review process to determine the adequacy of allowance levels. The two components consist of a specific loan loss allocation, for loans that are deemed impaired, and a general loan loss allocation for those loans where a specific loss has not been allocated. The methodology to analyze the adequacy of the allowance is as follows:

•                  Identification of specific problem loans by loan category by credit administration;

•                  Calculation of specific allowances required based on collateral and other persuasive evidence;

•                  Identification of loans collateralized by cash and cash equivalents;

•                  Determination of remaining homogenous pools by loan category and eliminating loans collateralized by cash and cash equivalents and eliminating loans with specific loss allocations;

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

Net charge-offs for the six months ended June 30, 2005 were $494,000, compared to $371,000, for the same period in 2004. Net charge-offs of commercial loans were $426,000 for the six months ended June 30, 2005 compared to $148,000 in the first six months of 2004. Real estate mortgage net charge-offs declined to $21,000 for the first six months of 2005 compared to $115,000 in the first six months of 2004. Consumer loan net charge-offs were $47,000 for the first half of 2005 compared to $83,000 for the same 2004 period. There were no lease financing charge-offs during the first half of 2005. The deterioration in the credit quality of a single commercial loan was the primary cause for increased commercial loan charge-offs during the six months ended June 30, 2005 compared to the same 2004 period.

Management believes that the current balance in the allowance for loans losses of $5,873,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio. Currently, Management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. However, there could be instances which become identified during the year that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.51% at June 30, 2005 compared 1.54% at both December 31, 2004 and June 30, 2004.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the six months ended June 30, 2005	As of and for the year ended December 31, 2004	As of and for the six months ended June 30, 2004

Balance at beginning of period	$5,987,798	$4,996,966	$4,996,966

Provision charged to operations	380,000	2,150,000	1,250,000

Charge-offs:
Commercial	728,516	775,252	319,370
Real estate	20,875	266,324	122,943
Consumer	108,302	480,462	201,025
Lease financing	—	84,902	44,519
Total	857,693	1,606,940	687,857

Recoveries:
Commercial	302,204	226,082	171,184
Real estate	60	20,039	8,010
Consumer	61,009	178,727	118,051
Lease financing	—	22,924	19,824
Total	363,273	447,772	317,069

Net charge-offs	494,420	1,159,168	370,788

Balance at end of period	$5,873,378	$5,987,798	$5,876,178

Total loans, end of period	$388,249,252	$388,110,551	$382,767,632

	As of and for the six months ended June 30, 2005		As of and for the year ended December 31, 2004		As of and for the six months ended June 30, 2004
Net charge-offs to:
Loans, end of period	0.13%		0.30%		0.10%
Allowance for loan losses	8.42%		19.36%		6.31%
Provision for loan losses	130.11%		53.91%		29.66%

Allowance for loan losses to:
Total loans	1.51%		1.54%		1.54%
Non-accrual loans	57.82%		60.46%		56.93%
Non-performing loans	54.91%		57.24%		54.28%
Net charge-offs	11.88	x	5.17	x	15.85	x

Loans 30-89 days past due and still accruing	$2,681,224		$4,316,453		$3,964,766
Loans 90 days past due and accruing	$537,588		$557,492		$502,686
Non-accrual loans	$10,158,361		$9,904,276		$10,322,405
Allowance for loan losses to loans 90 days or more past due and accruing	10.93	x	10.75	x	11.69	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets. As of June 30, 2005, non-performing assets represented 2.09% of total assets compared to 1.99% at December 31, 2004 and 2.04% at June 30, 2004.

The non-accrual loan balance increased $254,000 during the first six months of 2005, but was down by $164,000 compared to June 30, 2004. The balance of non-accrual loans fluctuates upward and downward depending mostly on delinquency status, pay downs, charge offs, a history of satisfactory repayments during the period a loan is classified as non-accrual and acquisition through foreclosure. During 2005, $3,381,000 of loans classified as non-accrual, including capitalized expenditures, were added to non-accrual, partially offset by payoffs or pay downs of $1,528,000, charge offs of $767,000, transfers to the Bank’s portfolio of other real estate owned (OREO) of $246,000 and $586,000 of loans that have returned to performing status.

Non-performing loans which includes non-accrual loans and accruing loans past due 90 days or more increased $234,000 to $10,696,000 since December 31, 2004. The ratio of non-performing loans to end of period net loans increased six basis points, during the six month period ended June 30, 2005. For the same period in 2004, the ratio of non-performing loans to net loans was 2.87%, compared to 2.80% at June 30, 2005, or a decrease of seven basis points.

Foreclosed assets held for sale includes OREO and repossessed assets. OREO represents eight properties that have been foreclosed upon and transferred from loans. Five of the properties are currently under contracts for sale and the remaining three are available for sale. Repossessed assets represent indirect auto loans, the payments of which have become delinquent and the vehicles repossessed.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2005	December 31, 2004	June 30, 2004

Loans past due 90 days or more and accruing	$537,588	$557,492	$502,686
Non-accrual loans	10,158,361	9,904,276	10,322,405
Total non-performing loans	10,695,949	10,461,768	10,825,091

Restructured loans	—	—	—
Other real estate owned	351,550	163,000	216,254
Repossessed assets	100,484	50,104	12,334
Total non-performing assets	$11,147,983	$10,674,872	$11,053,679

Net loans including AFS	$382,375,874	$382,122,753	$376,891,453
Total assets	$533,320,637	$536,675,138	$540,620,844
Non-accrual loans to net loans	2.66%	2.59%	2.74%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.91%	2.79%	2.93%
Non-performing assets to total assets	2.09%	1.99%	2.04%
Non-performing loans to net loans	2.80%	2.74%	2.87%

Accrued interest receivable and other assets

The increase in accrued interest receivable of $340,000 or 19.7% from December 31, 2004 to June 30, 2005 was due to the timing of cash receipts on interest-earning asset balances. The increase in other assets of $717,000 or 21.1%, for the same period, was due mostly to an increase in construction in process for expenditures associated with the Bank’s branch expansion plans. Generally, upon completion, these expenditures will be moved to bank premises and equipment at which time depreciation will begin.

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

To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings. Although we have experienced a continued intense competition for deposits, we have not increased rates significantly as we only consider cost effective strategies while operating in a rising interest rate environment.

The following table represents the components of deposits as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004	Dollar change	Percent change
Non-interest-bearing deposits
Personal	$30,403,847	$28,927,588	$1,476,259	5.10%
Non-personal	32,123,296	29,248,882	2,874,414	9.83%
Public funds	2,473,365	2,479,373	(6,008)	-0.24%
Bank checks	4,232,493	4,701,692	(469,199)	-9.98%
Total	$69,233,001	$65,357,535	$3,875,466	5.93%

Time deposits of $100,000 or greater
Personal	$59,369,794	$61,694,837	$(2,325,043)	-3.77%
Non-personal	16,652,164	17,749,896	(1,097,732)	-6.18%
Public funds	8,493,557	9,023,956	(530,399)	-5.88%
IRA’s	5,057,479	5,517,344	(459,865)	-8.33%
Total	$89,572,994	$93,986,033	$(4,413,039)	-4.70%

Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$62,289,098	$66,918,765	$(4,629,667)	-6.92%
Non-personal	4,048,893	4,024,801	24,092	0.60%
Public funds	228,818	662,876	(434,058)	-65.48%
IRA’s	17,562,884	19,090,551	(1,527,667)	-8.00%
sub total	84,129,693	90,696,993	(6,567,300)	-7.24%
NOW accounts	54,307,918	41,421,525	12,886,393	31.11%
Money market deposits	20,822,437	27,606,102	(6,783,665)	-24.57%
Savings and clubs	51,112,282	46,547,147	4,565,135	9.81%
Total	$210,372,330	$206,271,767	$4,100,563	1.99%

Total deposits
Noninterest-bearing deposits	$69,233,001	$65,357,535	$3,875,466	5.93%
Interest-bearing deposits	299,945,324	300,257,800	(312,476)	-0.10%
Total	$369,178,325	$365,615,335	$3,562,990	0.97%

Public funds
Noninterest-bearing	$2,473,365	$2,479,373	$(6,008)	-0.24%
Certificates of deposit	8,722,375	9,686,832	(964,457)	-9.96%
NOW accounts	25,644,421	8,406,827	17,237,594	205.04%
Money market deposits	1,304,280	4,710,720	(3,406,440)	-72.31%
Savings and clubs	1,190,559	1,266,834	(76,275)	-6.02%
Total	$39,335,000	$26,550,586	$12,784,414	48.15%

Total assets	$533,320,637	$536,675,138
Total deposits to total assets	69.22%	68.13%
Public funds to total deposits	10.65%	7.26%
Public funds to total assets	7.38%	4.95%

Total deposits increased $3,563,000 or 1.0% during the six months ended June 30, 2005 to $369,178,000. The increase in total deposits was primarily due to a $12,886,000 increase in NOW accounts caused by the receipt and retention of a seasonal increase from the public sector including deposits from a municipal customer who formerly used the Bank’s daily-sweep repurchase agreements. In addition, savings accounts increased $4,565,000 or 9.8% due mostly to the continued success from marketing our new savings product programs. Demand deposit accounts (DDA’s) increased $3,875,000 or 5.9% during the first six months of 2005. Partially offsetting these increases was the continued time deposit outflow, which experienced a decline of $10,980,000 or 5.9% during the first half of 2005, and a decline in money market accounts of $6,784,000 or 24.6% during the same period. Management believes the decrease in money markets as well as time deposit accounts is due in part to the Bank’s new savings options, the seasonal decrease from the public sector and to the outflow to other alternative financial products. While Management, along with the Bank’s

Asset/Liability Committee, continues to monitor deposit interest rates in our communities, it remains poised to offer deposit rates that are prudent to producing meaningful interest rate spreads.

Total average interest-bearing deposits decreased $14,145,000 or 4.5% from $316,528,000, at December 31, 2004 to $302,383,000 at June 30, 2005. The average deposit decline included a reduction in total time deposits of $25,683,000. Management’s tactical plan is to continue to monitor but not actively participate in the current competitive pricing pressure and will allow high-cost time deposits to continue to run-off in favor of growing its lower costing transaction and savings account programs. Through continued success in marketing efforts, the average balance of these transaction and savings accounts increased by approximately $11,538,000 during the first half of 2005.

Public funds continue to be a relatively stable source of deposits and now represent $39,335,000 or 10.7% of total deposits at June 30, 2005, up from $26,551,000 or 7.3% at December 31, 2004. The Bank is able to maintain public funds due to long established relationships and competitive product pricing. Public fund deposits are sensitive to the operating demands and business cycles of the various public entities as well as the forever-changing political landscape. Accordingly, the Bank could experience significant shifts and outflows of these balances throughout the year.

Borrowings

Borrowings totaled $112,999,000 at June 30, 2005 compared to $121,653,000 at December 31, 2004.

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow from the Federal Home Loan Bank of Pittsburgh (FHLB) for asset growth and liquidity needs. Borrowings included $70,732,000 and $71,119,000 in long-term advances from the FHLB at June 30, 2005 and December 31, 2004, respectively. Also included in borrowings is short-term customer repurchase (repos) agreements of $32,182,000 and $40,684,000, at June 30, 2005 and December 31, 2004, respectively. Repos are non-insured low-cost interest-bearing liabilities that have a security interest in qualified investment securities of the Bank. Repos offered are either fixed-term or a daily-sweep product of the Bank. The balance in customer repos can fluctuate daily because the daily-sweep product is dependent on the level of available funds in depositor accounts. In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs. As of June 30, 2005, the balance in this account was $9,050,000 compared to $8,760,000 at December 31, 2004.

The combined short- and long-term weighted-average interest rate on borrowings was 4.05% and 3.57% at June 30, 2005 and December 31, 2004, respectively.

Accrued interest payable and other liabilities

Accrued interest payable and other liabilities increased $14,000 during the first six months of 2005. Accrued interest payable increased $57,000 while other liabilities and accrued expenses decreased $43,000. Both changes are not unusual in nature and represent fluctuations from normal recurring business transactions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

JUNE 30, 2005 AND JUNE 30, 2004

Overview

Net income for the second quarter of 2005 was $1,136,000, an increase of $215,000 or 23% from the $921,000 recorded in the same quarter of 2004. Diluted earnings per share for the same period improved $0.12 from $0.50 for the three months ended June 30, 2004 to $0.62 for the three months ended June 30, 2005.

The quarter-to-quarter improvement in net income was primarily the results of an increase in net interest income and a decrease in the provision for loan losses. Non-interest income, non-interest expense and the provision for income taxes increased in the second quarter of 2005 compared to the same 2004 quarter.

Return on average assets and return on average equity were 0.86% and 9.65%, respectively, for the three months ended June 30, 2005 compared to 0.67% and 8.39%, respectively, for the same period in 2004. The improvement in these ratios is principally due to the improved earnings.

Net interest income

Net interest income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities as well as the relative levels and movements of interest rates.

Net interest income increased $227,000, or 6%, to $4,318,000 for the second quarter of 2005, from $4,091,000 recorded in the same period of 2004. Interest income increased by approximately $290,000 in the second quarter 2005 compared to the same 2004 quarter. The increase was primarily attributable to a 42 basis point increase in the book yield earned on the Bank’s interest-earning assets, to 5.65%, for the three months ended June 30, 2005 compared to 5.23% for the three months ended June 30, 2004. The increase in the book yield more than offset reduced income from the effect of a $19,611,000 decrease in average interest-earning assets that occurred during the respective period. The Bank’s diverse portfolio of interest earning-assets should continue to benefit from the effect of the rising interest rate environment. The book yield on the Bank’s loan portfolio increased 34 basis points due to continued increase in the national prime rate, the bench mark rate to which floating rate loans originate and re-price to, and the pricing of new loan originations. The increase in rate combined with a modest decline in average balances, resulted in a $290,000 increase in interest income from the loan portfolio for the second quarter of 2005 compared to the same quarter in 2004. The investment securities portfolio experienced a 51 basis point increase in its book yield in the second quarter of 2005 compared to the second quarter of 2004. However, because of a $17,502,000 decline in average balance, this portfolio’s interest income declined approximately $13,000 in the second quarter of 2005 compared to the same 2004 quarter.

During the second quarter of 2005, interest expense increased $63,000 to $2,785,000 from $2,722,000 for the same 2004 quarter. The increasing rate environment has necessitated the need for the Bank to increase offering rates on various deposit products as well as recognition of higher interest charges from repurchase agreements (repos) and other wholesale funding sources. Rates paid on average interest-bearing liabilities increased 20 basis points and offset the effect of a $24,400,000 decline in the average balances upon which they are paid. The continued decline in average balances in certificate of deposit accounts (CD’s) compounded with increases in low-cost transaction and savings accounts continue to help strengthen the Bank’s performance. Compared to the second quarter of 2004, the Bank experienced an increase in the average balances of lower-costing transaction and savings accounts and a decrease in the average balances of CD’s and repos during the second quarter of 2005. The growth in the savings accounts was caused by the success of the Bank’s continued efforts in the promotion of our new savings products. The decrease in average balances of repos was caused by the cyclical nature of the sweep account and preference for exiting the repo product in favor of one of the Bank’s alternative interest-bearing checking accounts as was the case with one of our municipal customers. For the remainder of 2005, Management’s continued focus will be to attract and retain low-cost transaction accounts.

For the second quarter of 2005, the Bank’s tax-equivalent spread and margin increased 25 and 32 basis points, respectively, to 3.06% and 3.54% compared to 2.81% and 3.22% for the second quarter of 2004. The increase in spread and margin is the result of the impact the increasing rate environment has had on the performance of the Bank’s portfolio of interest-earning assets. Increases in rates at the short end of the yield curve will continue to pressure the Bank’s interest rate spread and margin as the competition for deposits will continue to intensify. However, any periodic increases in national prime should continue to bolster the performance of the Bank’s interest income.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax-equivalent interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2005	2004	2005	2004	2004
Average interest-earning assets:
Loans and leases	$386,579	$390,048	$386,216	$391,358	$387,292
Investments	115,472	132,974	116,946	137,410	132,130
Federal funds sold	985	—	3,677	2,204	1,530
Interest-bearing deposits	909	534	776	626	637
Total	$503,945	$523,556	$507,615	$531,598	$521,589

Average interest-bearing liabilities:
Other interest-bearing deposits	$129,018	$109,680	$122,863	$110,639	$111,325
Certificates of deposit	176,134	206,010	179,520	216,863	205,203
Borrowed funds	76,117	82,534	76,208	78,821	78,318
Repurchase agreements	32,600	40,045	40,701	41,467	41,695
Total	$413,869	$438,269	$419,292	$447,790	$436,541

Interest income:
Loans and leases	$5,929	$5,618	$11,761	$11,206	$22,431
Investments (1)	1,292	1,296	2,503	2,777	5,385
Federal funds sold	7	—	47	10	17
Interest-bearing deposits	6	1	9	2	6
Total	$7,234	$6,915	$14,320	$13,995	$27,839

Interest expense:
Other interest-bearing deposits	$355	$179	$587	$362	$742
Certificates of deposit	1,321	1,452	2,645	3,210	5,994
Borrowed funds	968	990	1,913	1,976	3,980
Repurchase agreements	141	101	338	204	464
Total	$2,785	$2,722	$5,483	$5,752	$11,180

Net interest income	$4,449	$4,193	$8,837	$8,243	$16,659

Yield on average interest-earning assets	5.76%	5.31%	5.69%	5.29%	5.34%
Rate on average interest-bearing liabilities	2.70%	2.50%	2.64%	2.58%	2.56%

Net interest spread	3.06%	2.81%	3.05%	2.71%	2.78%

Net interest margin	3.54%	3.22%	3.51%	3.12%	3.19%

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending personnel

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $300,000, for the three months ended June 30, 2005, compared to $400,000 for the three months ended June 30, 2004. The decrease in the provision for loan losses was due to the reduced level of non-performing loans, which consist of loans past due 90 days or more and non-accrual loans. The balance of non-performing loans declined by $129,000 to $10,696,000 at June 30, 2005 compared to $10,825,000 at June 30, 2004. The non-accrual component of non-performing loans decreased $164,000 during the period. Further, the balance of delinquent loans past due less than 90 days declined to $2,681,000 at June 30, 2005 compared to $3,965,000 at June 30, 2004. The Bank’s enhanced collection department staff has become more aggressive in the collection of delinquent balances thereby preventing larger volumes of past due accounts from migrating to non-performing status.

Other income

Other (non-interest) income consists of service charges or fees collected on the Bank’s various deposit and loan products, net mortgage servicing revenue, fees from trust, asset management and other financial services, the increase in the cash surrender value of bank-owned life insurance (BOLI), the net realized gains and losses from the sales of investment securities, loans, leased assets and foreclosed assets held for sale and other various classifications of non-interest related income.

Total other income increased $56,000, or 5% for the three months ended June 30, 2005 compared to the same period in 2004. Service charges on deposit accounts grew by $134,000 or 25% due to the heightened effort to better manage the collection of overdraft and service fees along with increased electronic banking related revenue. Sales of loans into the secondary market have declined significantly in 2005. The Bank has been absent of a sizable AFS loan portfolio since the restructure of the combined loan portfolio and resulting transfer of loans AFS to the HTM portfolio in the latter part of 2004. The losses from sales of leased assets have also declined as a result of the establishment of a lease loss reserve, during the first quarter of 2005. See below, “Other income,” under the caption “Comparison of Results of Operations for the Six months Ended June 30, 2005 and June 30, 2004” for further discussion on the lease loss reserve. Fees, other service charges and other non-interest related income decreased $77,000 or 15% principally from reduced trust service fees, a decrease in loan servicing charges and a reduction of the benefit crediting rates to the cash surrender value of BOLI during the second quarter of 2005 compared to the same period of 2004.

Other operating expenses

Other (non-interest) expenses increased $74,000, or 2% for the three months ended June 30, 2005 compared to the same period in 2004. Professional service fees increased $101,000, or 32% due to increased fees related to the Bank’s independent audit and to voluntarily begin the Sarbanes-Oxley §404 compliance process, the cost for the participation in sales training programs, other consulting fees and increased FDIC assessments. Advertising expenses for the second quarter of 2005 increased $64,000, or 75% from the same quarter of 2004. During the second quarter, the Bank procured and maintained significant quantities of point-of-sale material used throughout its branch network. There were increased expenses for signage inside all branches, drive-thru ATM and teller lanes and in frequented public facilities. In addition, compared to the second quarter of 2004, the 2005 quarter included expenses associated with additional sponsored events to support the businesses in the communities we serve. The $160,000, or 22% decline in the other component of other operating expenses, for the second quarter of 2005, was primarily due to the establishment of a settlement reserve in 2004, for certain future obligations related to retirement benefits that did not recur in 2005. This was partially offset by increased other real estate (ORE) and collections expenses incurred to aggressively pursue non-performing assets.

Income tax provision

Income before provision for income taxes increased $309,000 for the second quarter of 2005 compared to the second 2004 quarter. The effective federal income tax rate was 25.9% and 24.7% for the respective quarters. The effective tax rate increase is attributable to a decrease in combined tax-free income as a ratio to total pre-tax income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED

JUNE 30, 2005 AND JUNE 30, 2004

Overview

Net income for the six months ended June 30, 2005 was $2,155,000, an increase of $609,000 or 39% from the $1,546,000 recorded for the six months ended June 30, 2004. Diluted earnings per share for the same period improved $0.33 from $0.84 for the six months ended June 30, 2004 to $1.17 for the six months ended June 30, 2005.

The period improvement in net income was primarily the results of an increase in net interest income and a decrease in the provision for loan losses. These items were partially offset by a decrease in non-interest income and increases in non-interest expense and the provision for income taxes.

Return on average assets and return on average equity were 0.81% and 9.26%, respectively, for the six months ended June 30, 2005 compared to 0.55% and 7.01%, respectively, for the same period in 2004. The improvement in these ratios is primarily due to improved earnings.

Net interest income

Net interest income increased $570,000, or 7%, to $8,594,000 for the first half of 2005, from $8,024,000 recorded in the same period of 2004. The increase was primarily due to a 38 basis point increase in the book yield earned on the Bank’s interest-earning assets, to 5.59%, for the six months ended June 30, 2005 compared to 5.21% for the same period in 2004. Similar to the quarterly analysis, the increase in yield more than offset reduced income from the effect of a $23,983,000 decrease in average interest-earning assets. The periodic increases in the national prime rate resulted in a 36 basis point increase in yield from the Bank’s loan portfolio during the six months ended June 30, 2005 compared to the same 2004 period. During the same period, the average earning balances of the loan portfolio decreased $5,142,000 due to the sold participation loan in the first quarter. The investment securities portfolio registered a 23 basis point increase in book yield in the first half of 2005 compared to first half of 2004; however, a $20,464,000 decline in their average balances has more than offset the effect of the increase in yield and has resulted in a decline in interest income in the investment securities portfolio of $269,000.

For the six months ended June 30, 2005, total interest expense decreased $269,000 to $5,483,000 from $5,752,000 for the same 2004 period. Despite a six basis point increase in the combined rate paid on average interest-bearing liabilities, interest expense declined due to a $28,498,000 decrease in the average balances of interest-bearing liabilities during the first half of 2005 compared to the same 2004 period. Average balances of CD’s was the primary factor in the average balance decrease partially offset by lower costing savings and transaction accounts which increased by approximately $12,224,000 in the first six months of 2005 compared to the same period of 2004. Through the efforts of our marketing team, Management will continue its campaign to attract and retain low costing transaction and savings accounts.

For the six months ended June 30, 2005, the Bank’s tax-equivalent spread and margin increased 34 and 39 basis points, respectively, to 3.05% and 3.51% compared to 2.71% and 3.12% for the six months ended June 30, 2004. The increase in spread and margin is primarily due the increase in the interest rate environment currently favoring the Bank’s interest-earning assets and a decrease in average interest-bearing liabilities.

Provision for loan losses

The provision for loan losses was $380,000, for the six months ended June 30, 2005, compared to $1,250,000 for the six months ended June 30, 2004. The substantial reduction in the provision for loan loses is based upon Management’s assessment of the current loan portfolio. Many of the non-performing loans from the 2004 period have been provided for in the allowance, therefore, additional provisions at prior levels is no longer deemed necessary. In addition, our collections department has been working diligently on past due and delinquent loans. This has resulted in the level of total past due loans over 30 days declining by $1,249,000 to $3,219,000 at June 30, 2005 compared to $4,467,000 at June 30, 2004. During the same period, non-accrual loans also declined by $164,000 to $10,158,000 from $10,322,000.

Other income

Total other income decreased $143,000, or 7% for the six months ended June 30, 2005 compared to the same period in 2004. During the first quarter the Bank recognized an estimated impairment charge of $220,000 in anticipation of projected realized losses from the future sales of its leased vehicles. The estimated losses were based on the historical performance of terminated lease contracts that are typically sold below their residual value. The balance of the Bank’s leased vehicles should mature or pay-off during 2005 and, if necessary, periodic adjustments will be made to this estimate, throughout 2005. The final determination will be dependent upon actual sales. Service charges on deposit accounts grew by $206,000 or 19% due to the improved collection of account maintenance and analysis fees charged to customers. For the first six months of 2005, the Bank recorded a $7,000 net loss from the sale of loans AFS, compared net gains of $94,000 for the first six months of 2004. The $101,000 variance was due to the 2004 balance sheet restructure that resulted, in part, in the sale of profitable mortgage loans into the secondary market. A similar event, within loans AFS, did not recur in 2005. Fees, other service charges and other non-interest related income decreased $143,000 or 14% in the first half of 2005, principally from reduced benefit crediting rates to the cash surrender value of the BOLI and from decreased fees from both trust and financial services caused by less transactional volume.

 Other operating expenses

Other expenses increased $364,000 or 5% for the six months ended June 30, 2005 compared to the same period in 2004. Professional service fees increased $197,000, or 33% due to increased fees related to the Bank’s required audits, Sarbanes-Oxley §404 compliance process, the cost for the Bank-wide participation in management skills development and sales training programs and increased FDIC assessments. Advertising expenses for the first half of 2005 increased $135,000 or nearly doubled from the same period in of 2004. The Bank continues to concentrate its marketing endeavors with added sales campaigns for Bank product, use of alternative media advertising, bank-wide signage, new demographic related research tools and more Bank sponsored events than in the prior year. Variances in other operating expenses, for the first half of 2005 included a decrease in settlement charges for the Company’s former chief executive officer, the reserve of which was established in 2004 and increases in ancillary training expense for the management skills and sales training programs, an increase in Pennsylvania shares tax and an increase in ORE and collections related expenses.

Income tax provision

Income before provision for income taxes increased $932,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The effective federal income tax rate was 25.9% and 21.8% for the respective periods. The effective tax rate increase is attributable to a decreased portion of combined tax-free interest income included in pre-tax earnings.

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

At June 30, 2005, the Company maintained a one-year cumulative positive gap of $12.3 million or 2.3% of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of declining interest rates. Conversely, in an increasing interest rate environment, net income could be positively affected because more assets will re-price upward during a one-year period.

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2005 (dollars in thousands):

	3 months or less	3 through 12 months	1 through 3 years	Over 3 years	Total
Cash and cash equivalents	$430	$—	$—	$10,423	$10,853
Investment securities (1)(2)	11,234	12,249	35,421	51,755	110,659
Loans (2)	136,479	67,158	92,627	86,112	382,376
Fixed and other assets	—	7,742	—	21,691	29,433
Total assets	$148,143	$87,149	$128,048	$169,981	$533,321
Total cumulative assets	$148,143	$235,292	$363,340	$533,321

Non-interest bearing transaction deposits (3)	$—	$6,924	$19,039	$43,270	$69,233
Interest-bearing transaction deposits (3)	29,226	48,509	38,690	9,818	126,243
Time deposits	21,525	74,663	57,529	19,986	173,703
Repurchase agreements	20,542	5,657	5,982	—	32,181
Short-term borrowings	10,085	—	—	—	10,085
Long-term debt	5,205	615	1,640	63,273	70,733
Other liabilities	—	—	—	3,054	3,054
Total liabilities	$86,583	$136,368	$122,880	$139,401	$485,232
Total cumulative liabilities	$86,583	$222,951	$345,831	$485,232

Interest sensitivity gap	$61,560	$(49,219)	$5,168	$30,580

Cumulative gap	$61,560	$12,341	$17,509	$48,089

Cumulative gap to total assets	11.54%	2.31%	3.28%	9.02%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2005 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2005 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	7.0%	(17.3)%
Net income	19.0	(45.5)

Economic value at risk:
Percent change in:
Economic value of equity	(13.7)	(13.2)
Economic value of equity as a percent of book assets	(1.5)	(1.4)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%. At June 30, 2005, the Company’s total risk-based capital ratio was 14.0%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2005, under alternate interest rate scenarios using the income simulation model described above:

Change in interest rates	Net interest income	Dollar variance	Percent variance
	(dollars in thousands)
+200 basis points	$19,704	$1,292	7.0%
+100 basis points	19,109	697	3.8
Flat rate	18,412	—	—
-100 basis points	17,177	(1,235)	(6.7)
-200 basis points	15,232	(3,180)	(17.3)

Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, we use a third party service to provide cash flow estimates in the various rate environments. Savings accounts, including passbook, statement savings, money market and interest checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit run-off. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The simulation model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like-term and maintains the size and relative relationships of assets and liabilities with similar re-pricing characteristics. As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

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

At June 30, 2005, the Company maintained $10,853,000 in cash and cash equivalents. The Company also had $107,955,000 in investments AFS and $76,000 of loans AFS. This combined total of $108,031,000 represented approximately 20% of total assets at June 30, 2005. In addition, as of June 30, 2005, the Company had approximately $77,281,000 available to borrow from the FHLB. Management believes that the present level of liquidity remains strong and adequate for current operations.

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Capital is evaluated in relation to total assets and the risk associated with those assets. As of June 30, 2005, the Company meets all capital adequacy requirements to which it is subject.

The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2005:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital
(to risk-weighted assets)
Consolidated	$52,867,045	14.00%	$30,216,500	8.00%	N/A	N/A
Bank	$52,687,160	13.53%	$31,148,478	8.00%	$38,935,598	10.00%
Tier I capital
(to risk-weighted assets)
Consolidated	$48,050,934	12.72%	$15,108,250	4.00%	N/A	N/A
Bank	$47,799,966	12.28%	$15,574,239	4.00%	$23,361,359	6.00%
Tier I Capital
(to average assets)
Consolidated	$48,050,934	9.03%	$21,276,033	4.00%	N/A	N/A
Bank	$47,799,966	8.99%	$21,276,033	4.00%	$26,595,042	5.00%

Item 4.                              Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate. There have been no changes to the Company’s internal control over financial reporting during the second quarter of 2005.

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

None

Item 3.          Default upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 3, 2005, the judges of election made the report concerning the results of balloting. Holders of 1,447,001 shares of common stock, representing 78.5% of the total number of shares outstanding, were represented in person or by proxy at the 2005 annual meeting of shareholders. The following votes were cast:

Election of Class B Directors to serve for a three-year term:

	For	Withhold authority	Abstain
Samuel C. Cali	1,416,664	30,336	-0-
Mary E. McDonald	1,427,261	19,739	-0-
David L. Tressler, Sr.	1,394,910	52,091	-0-

In addition to the above elected Class B Directors, at the conclusion of its annual meeting, the Company’s Board of Directors consisted of: Paul A. Barrett, Esq., John T. Cognetti and Michael J. McDonald, Esq., as Class A Directors whose term expires in 2006; and Brian J. Cali, Esq. and Patrick J. Dempsey, as Class C Directors whose term expires in 2007.

Ratification of independent certified public accountants:

	For	Against	Abstain
Parente Randolph, LLC	1,439,040	6,337	1,623

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

10.4

Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001 and by Post-Effective Amendment No 2 on July 7, 2005.

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

FIDELITY D & D BANCORP, INC.

Date:	August 10, 2005	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date:	August 10, 2005	/s/ Salvatore R. DeFrancesco, Jr.
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

*

10.4

Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001 and by Post-Effective Amendment No 2 on July 7, 2005.

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

*

11	Statement regarding computation of earnings per share. Included herein.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Incorporated by Reference