Form 10-Q
period 2005-09-30
FIDELITY D & D BANCORP INC
filed 2005-11-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2005

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

☒  YES    ☐  NO

The Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐  YES    ☒  NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  YES    ☒  NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2005, the latest practicable date, was 1,851,024 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2005

Index

Part I. Financial information

Item 1.	Financial Statements:

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
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

Signatures

Exhibit index

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$10,855,055	$9,013,060
Interest-bearing deposits with financial institutions	106,763	1,203,334
Total cash and cash equivalents	10,961,818	10,216,394
Available-for-sale securities	104,503,869	112,612,513
Held-to-maturity securities	2,224,161	3,056,305
Federal Home Loan Bank Stock	4,409,800	4,568,700
Loans and leases, net (allowance for loan losses of $6,034,549 in 2005 and $5,987,798 in 2004)	390,338,304	381,546,375
Loans available-for-sale (fair value $702,356 in 2005 and $582,141 in 2004)	697,456	576,378
Bank premises and equipment, net	10,671,310	11,163,292
Cash surrender value of bank-owned life insurance	7,816,244	7,613,437
Other assets	4,748,463	3,385,790
Accrued interest receivable	1,959,704	1,722,850
Foreclosed assets held for sale	103,382	213,104
Total assets	$538,434,511	$536,675,138
LIABILITIES
Deposits
Non-interest-bearing	$70,331,584	$65,357,535
Certificates of deposit of $100,000 or more	86,893,558	93,986,033
Other interest-bearing deposits	212,191,121	206,271,767
Total deposits	369,416,263	365,615,335
Accrued interest payable and other liabilities	6,067,621	3,039,809
Short-term borrowings	44,026,811	50,534,046
Long-term debt	70,536,586	71,119,188
Total liabilities	490,047,281	490,308,378
SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 1,851,024 shares in 2005 and 1,839,572 shares in 2004	10,471,172	10,072,134
Retained earnings	38,628,530	36,396,027
Accumulated other comprehensive loss	(712,472)	(101,401)
Total shareholders’ equity	48,387,230	46,366,760
Total liabilities and shareholders’ equity	$538,434,511	$536,675,138

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest income
Interest and fees on loans:
Taxable	$6,012,028	$5,386,418	$17,414,848	$16,260,004
Nontaxable	120,630	75,264	335,159	233,780
Leases	7,056	34,089	39,851	126,435
Interest-bearing deposits with financial institutions	3,263	1,861	12,234	4,071
Investment securities:
US Government agencies	861,777	1,064,878	2,693,019	3,356,887
States and political subdivisions (non-taxable)	156,931	114,858	397,491	366,564
Other securities	162,285	59,303	461,043	155,235
Federal funds sold	—	1,028	47,427	11,238
Total interest income	7,323,970	6,737,699	21,401,072	20,514,214
Interest expense
Certificates of deposit of $100,000 or more	722,680	700,172	2,096,344	2,301,440
Other deposits	1,023,540	903,016	2,881,871	2,873,866
Securities sold under repurchase agreements	148,677	119,240	486,794	323,501
Other short- and long-term borrowings and other	1,066,817	997,357	2,979,854	2,973,383
Total interest expense	2,961,714	2,719,785	8,444,863	8,472,190
Net interest income	4,362,256	4,017,914	12,956,209	12,042,024
Provision for loan losses	300,000	450,000	680,000	1,700,000
Net interest income after provision for loan losses	4,062,256	3,567,914	12,276,209	10,342,024
Other income:
Service charges on deposit accounts	689,435	554,394	1,961,966	1,620,614
Gain (loss) on:
Investment securities	—	—	2,643	9,497
Loans	8,468	61,065	1,011	155,452
Leased assets	22,626	(50,690)	(11,328)	(205,876)
Foreclosed assets held-for-sale	41,472	4,102	33,861	(4,116)
Write-down lease residual	—	—	(220,000)	—
Fees, other service charges and other income	466,186	579,867	1,334,154	1,590,469
Total other income	1,228,187	1,148,738	3,102,307	3,166,040
Other operating expenses:
Salaries and employee benefits	1,755,611	1,745,107	5,251,730	5,193,127
Premises and equipment	750,266	690,847	2,221,742	2,128,474
Advertising	127,709	158,193	407,517	303,385
Professional fees and services	290,619	273,447	1,086,537	872,023
Other	666,582	790,200	1,801,437	1,974,520
Total other operating expenses	3,590,787	3,657,794	10,768,963	10,471,529
Income before provision for income taxes	1,699,656	1,058,858	4,609,553	3,036,535
Provision for income taxes	405,311	245,346	1,160,011	677,223
Net income	$1,294,345	$813,512	$3,449,542	$2,359,312
Per share data:
Net income - basic	$0.70	$0.45	$1.87	$1.29
Net income - diluted	$0.70	$0.45	$1.87	$1.29
Dividends	$0.22	$0.22	$0.66	$0.66

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2005 and 2004

	Capital stock		Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2003 (audited)	1,828,270	$9,698,879	(5,227)	$(196,048)	$34,641,976	$(212,908)	$43,931,899
Comprehensive income:
Net income					2,359,312		2,359,312
Change in net unrealized holding gains (losses) on available-for-sale securities, net, net of reclassification adjustments						363,620	363,620
Comprehensive income							2,722,932
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan	7,192	243,615	3,592	134,678			378,293
Dividends declared					(1,206,621)		(1,206,621)
Balance, September 30, 2004 (unaudited)	1,835,462	$9,934,165	—	$—	$35,794,667	$150,712	$45,879,544

Balance, December 31, 2004 (audited)	1,839,572	$10,072,134	—	$—	$36,396,027	$(101,401)	$46,366,760
Comprehensive income:
Net income					3,449,542		3,449,542
Change in net unrealized holding gains (losses) on available-for-sale securities, net, net of reclassification adjustments						(611,071)	(611,071)
Comprehensive income							2,838,471
Stock issued through Employee Stock Purchase Plan	1,031	31,671					31,671
Dividends reinvested through Dividend Reinvestment Plan	10,421	367,367					367,367
Dividends declared					(1,217,039)		(1,217,039)
Balance, September 30, 2005 (unaudited)	1,851,024	$10,471,172	—	$—	$38,628,530	$(712,472)	$48,387,230

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$3,449,542	$2,359,312
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	880,897	911,171
Amortization of securities (net of accretion)	180,449	441,223
Provision for loan losses	680,000	1,700,000
Deferred income tax	(184,956)	(594,889)
Write-down of foreclosed assets held-for-sale	50,451	121,789
Write-down lease residual	220,000	—
Increase in cash surrender value of life insurance	(202,807)	(240,365)
Gain on sale of investment securities	(2,643)	(9,497)
Gain on sale of loans	(1,011)	(155,452)
(Gain) loss on sale of foreclosed assets held-for-sale	(33,861)	4,116
Loss on sale of leased assets	11,328	205,876
Loss on disposal of equipment	589	3,661
Amortization of loan servicing rights	71,871	71,078
Change in:
Accured interest receivable	(236,854)	(265,828)
Other assets	(861,362)	80,950
Accrued interest payable and other liabilities	221,490	(146,708)
Net cash provided by operating activities	4,243,123	4,486,437
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and paydowns	827,760	1,445,868
Available-for-sale securities:
Proceeds from sales	19,282,027	3,850,562
Proceeds from maturities, calls and paydowns	11,934,551	19,920,791
Purchases	(24,207,222)	(11,080,552)
Net decrease FHLB stock	158,900	11,300
Proceeds from sale of loans available-for-sale	1,561,456	15,491,238
Net increase in loans and leases	(9,770,169)	(8,648,029)
Proceeds from sale of leased assets	766,598	753,007
Acquisition of bank premises and equipment	(389,504)	(187,993)
Proceeds from sale of foreclosed assets held-for-sale	444,814	411,514
Net cash provided by investing activities	609,211	21,967,706
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,974,049	1,222,968
Net decrease in certificates of deposit of $100,000 or more	(7,092,475)	(13,648,229)
Net increase (decrease) in other interest-bearing deposits	5,919,354	(13,587,583)
Net decrease in short-term borrowings	(6,507,235)	(10,267,020)
Net (decrease) increase in long-term borrowings	(582,602)	4,434,483
Dividends paid, net of dividend reinvestment	(849,672)	(828,328)
Proceeds from employee stock purchase plan	31,671	53,041
Net cash used in financing activities	(4,106,910)	(32,620,668)
Net increase (decrease) in cash and cash equivalents	745,424	(6,166,525)
Cash and cash equivalents, beginning	10,216,394	19,231,601
Cash and cash equivalents, ending	$10,961,818	$13,065,076

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

In the opinion of Management, the consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the related consolidated statements of income for each of the three and nine month periods ended September 30, 2005 and September 30, 2004 and changes in shareholders’ equity and cash flows for each of the nine months ended September 30, 2005 and September 30, 2004 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  There have been no material changes in accounting principles, practices or in the method of application and there have been no retroactive adjustments during these periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance).  Management believes that the allowance, as of September 30, 2005, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and could, therefore, calculate a materially different allowance value.  While Management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Other material estimates include the determinations of fair values of the Company’s investment securities and loans classified as available-for-sale (AFS).  The Company receives estimated fair values of investment securities from an independent valuation service.  In developing these fair values, the valuation service uses estimates of cash flows based on historical performance of similar instruments in similar interest rate environments.  Based on experience, Management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, Management typically obtains price quotes from more than one source.  The majority of the Company’s investment securities are classified as AFS.  AFS securities are carried at fair market value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss).

The fair market value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA). The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source. To determine the fair market value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are typically not obtained. As of September 30, 2005, the Company’s portfolio of loans AFS was comprised of residential mortgage loans and student loans. At December 31, 2004, the portfolio was comprised of only student loans.

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

The following data illustrates the amounts used in computing EPS and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the nine months ended September 30, 2005 and 2004:

		Weighted-average
	Income	common shares
September 30, 2005	numerator	denominator	EPS
Basic EPS	$3,449,542	1,844,792	$1.87
Dilutive effect of potential common stock:
Stock options:
Exercise of options outstanding		7,700
Hypothetical share repurchase at $35.50		(7,224)
Diluted EPS	$3,449,542	1,845,268	$1.87

September 30, 2004
Basic EPS	$2,359,312	1,828,814	$1.29
Dilutive effect of potential common stock:
Stock options:
Exercise of options outstanding		5,100
Hypothetical share repurchase at $35.00		(4,517)
Diluted EPS	$2,359,312	1,829,397	$1.29

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

In 2004 and for the first nine months of 2005, the Company did not grant stock options under any of its stock plans.

Item 2:                                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2005 compared to December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 compared to the respective periods ended September 30, 2004.  Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2004 Annual Report filed on Form 10-K.

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

•                  acts of war, terrorism or natural disaster.

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

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s loan underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of multi-family dwellings and levels of adequate cash flow and revenue generation from other income-producing commercial properties.

COMPARISON OF FINANCIAL CONDITION AT

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Overview

Consolidated assets increased $1,759,000 or 0.3%, during the nine months ended September 30, 2005 to $538,435,000.  The increase resulted from increases in total deposits of $3,801,000, accrued expenses and other liabilities of $3,028,000 and total stockholders’ equity of $2,020,000.   These items were partially offset by a decrease in total borrowings of $7,090,000.  Since December 31, 2004, the carrying value of total loans increased $8,913,000 and cash and cash equivalents increased $745,000.  The carrying value of the Bank’s investment portfolio declined $8,940,000.  The increase in shareholders’ equity was attributable to earnings net of dividends declared of $2,233,000, an increase in common stock of $399,000, partially offset by a $611,000 net unrealized holding loss on AFS securities recorded in other comprehensive income (loss).

A comparison of selected balance sheet information as of September 30, 2005 and December 31, 2004 follows:

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

During the second quarter, the Bank restructured approximately $19.5 million of investment securities holdings to enhance current earnings while simultaneously addressing the interest rate risk in the portfolio from the continued flattening of the treasury yield curve.  The restructuring included the sale and purchase of securities that re-allocated the diversification away from heavily weighted mortgage-backed securities.  At September 30, 2005, approximately 45.4% of the carrying value of the investment portfolios was comprised of mortgage-backed securities that amortize and provide monthly cash flow, compared to 55.7% at December 31, 2004.  Also at September 30, 2005, agency and municipal bonds comprised 30.3% and 14.4%, respectively, of the investment portfolios.  The carrying value of investment securities totaled $106,728,000 or 19.8% of total assets as of September 30, 2005 compared to $115,669,000 or 21.6% as of December 31, 2004.  At September 30, 2005, the portfolio is comprised of HTM and AFS securities with carrying values of $2,224,000 and $104,504,000, respectively.

At September 30, 2005, the AFS debt securities were recorded with a net unrealized loss in the amount of $1,246,000.  The increase in the unrealized loss is due to the relative increase in the interest rate environment which has an inverse relationship with the market values of debt securities.  Also at September 30, 2005, AFS equity securities were recorded in the amount of $445,000 including an unrealized gain in the amount of $166,000.

The amortized cost and fair value of investment securities HTM and AFS at September 30, 2005 consisted of the following (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:

Mortgage-backed securities	$2,224	$65	$—	$2,289

Available-for-sale securities:
U.S. government agencies and corporations	33,001	1	643	32,359
Obligations of states and municipal subdivisions	15,339	124	58	15,405
Corporate bonds	10,023	44	14	10,053
Mortgage-backed securities	46,942	14	714	46,242

Sub total	105,305	183	1,429	104,059

Equity securities	279	166	—	445

Total available-for-sale	105,584	349	1,429	104,504

Total securities	$107,808	$414	$1,429	$106,793

The amortized cost and fair value of investments HTM and AFS by contractual maturity at September 30, 2005 are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$2,224	$2,289

Available-for-sale securities:
Debt securities:
One year or less	120	120
One through five years	7,310	7,139
Five through ten years	24,127	23,798
Over ten years	26,806	26,760
Total debt securities	58,363	57,817

Mortgage-backed securities	46,942	46,242
Equity securities	279	445

Total available-for-sale	105,584	104,504

Total securities	$107,808	$106,793

Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty. Federal agency and municipal securities are included based on their original stated maturity. Mortgage-backed securities, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total. Equity securities, which have no stated maturity, are carried at the lower of cost or fair market value.

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

At September 30, 2005, loans AFS amounted to $697,000 with a corresponding fair value of $703,000, compared to $576,000 and $582,000, respectively at December 31, 2004.  For the nine months ended September 30, 2005, residential and student loans with principal balances of $878,000 and $682,000, respectively were sold into the secondary market with combined net gains of approximately $16,000 being recognized.  At September 30, 2005 the balance of loans AFS consisted of $413,000 of residential mortgages and $285,000 of student loans.  At December 31, 2004, the entire balance of loans AFS consisted of student loans.

Loans and leases

The Bank originates commercial and commercial real estate loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest rate levels.  The Bank focuses its efforts, whenever possible, on the expansion of variable-rate portfolios of residential and consumer loans as well as commercial loans, along with fixed-rate residential real estate loans.  The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.  Whenever practical, the Bank originates variable-rate loans.

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

During the first quarter of 2005, the Bank established a reserve for estimated impairment from the future sales of its leased vehicles which was netted against the gross amount of direct finance leasing.  The estimated impairment was based on the historical sales performance of terminated leases which are typically sold below their residual value.  The balance of the Bank’s leased vehicles should mature or payoff during the remainder of 2005.  As of September 30, 2005, the Company expects the current balance of the reserve to be adequate to absorb the remaining anticipated losses.  Currently, the Company does not anticipate re-entering the direct finance lease business when the current agreements expire in 2005.

Loans, net of unearned income of $396,373,000 at September 30, 2005 increased $8,839,000 from $387,534,000 at December 31, 2004.  The increase was from successful implementation and marketing strategies for residential mortgages and consumer home equity installment lending partially offset by a decline in commercial loans and run-off of receivables from the Bank’s auto leasing business.  The decrease in commercial lending was primarily from a sold loan participation during the first quarter of 2005 and the maturity of an automobile dealer’s floor plan note that was not renewed.

The following table sets forth the composition of the loan portfolio at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Commercial and commercial real estate	$212,046,121	$221,968,137
Residential real estate	99,800,950	91,294,401
Consumer and home equity	71,625,825	61,487,608
Real estate construction	12,043,129	10,620,472
Direct financing leases	858,189	2,211,978
Gross loans	396,374,214	387,582,596
Less:
Unearned discount	1,361	48,423
Allowance for loan losses	6,034,549	5,987,798
Net loans	390,338,304	381,546,375

Loans available-for-sale	697,456	576,378

Total loans	$391,035,760	$382,122,753

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

•                  Identification of specific problem loans by loan category;

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

Net charge-offs for the nine months ended September 30, 2005 were $633,000, compared to $588,000, for the same period in 2004.  Net charge-offs of commercial loans were $588,000 for the nine months ended September 30, 2005 compared to $176,000 in the first nine months of 2004.  Real estate mortgage net charge-offs declined to $11,000 for the first nine months of 2005 compared to $220,000 in the first nine months of 2004.  Consumer loan net charge-offs were $34,000 for the first nine months of 2005 compared to $146,000 for the same 2004 period.  There were no lease financing charge-offs or recoveries during the current period.  Some deterioration in the credit quality of various non-performing commercial loans caused an increase of commercial loan charge-offs during the nine months ended September 30, 2005 compared to the same 2004 period. Improvement in the credit quality and collection effort helped to reduce the real estate and consumer charge-offs.  In addition, recoveries for the 2005 period include $115,000 from the sale of previously charged-off loans.

Management believes that the current balance in the allowance for loans losses of $6,035,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither on non-accrual status nor past due 90 days or more.  However, there could be instances which become identified during the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.52% at September 30, 2005 compared 1.54% at December 31, 2004 and 1.59% September 30, 2004.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	nine months ended	year ended	nine months ended
	September 30, 2005	December 31, 2004	September 30, 2004
Balance at beginning of period	$5,987,798	$4,996,966	$4,996,966

Provision charged to operations	680,000	2,150,000	1,700,000

Charge-offs:
Commercial	940,911	775,252	380,900
Real estate	20,875	266,324	229,087
Consumer	183,659	480,462	298,253
Lease financing	—	84,902	69,210
Total	1,145,445	1,606,940	977,450

Recoveries:
Commercial	352,413	226,082	205,183
Real estate	9,698	20,039	9,000
Consumer	150,085	178,727	152,543
Lease financing	—	22,924	22,724
Total	512,196	447,772	389,450

Net charge-offs	633,249	1,159,168	588,000

Balance at end of period	$6,034,549	$5,987,798	$6,108,966

Total loans, end of period	$397,070,309	$388,110,551	$383,185,529

	As of and for the		As of and for the		As of and for the
	nine months ended		year ended		nine months ended
	September 30, 2005		December 31, 2004		September 30, 2004
Net charge-offs to:
Loans, end of period	0.16%		0.30%		0.15%
Allowance for loan losses	10.49%		19.36%		9.63%
Provision for loan losses	93.12%		53.91%		34.59%

Allowance for loan losses to:
Total loans	1.52%		1.54%		1.59%
Non-accrual loans	64.47%		60.46%		62.14%
Non-performing loans	60.26%		57.24%		59.39%
Net charge-offs	9.53	x	5.17	x	10.39	x

Loans 30-89 days past due and still accruing	$2,396,798		$4,316,453		$3,791,855
Loans 90 days past due and accruing	$654,084		$557,492		$455,872
Non-accrual loans	$9,360,643		$9,904,276		$9,831,170
Allowance for loan losses to loans 90 days or more past due and accruing	9.23	x	10.75	x	13.40	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of September 30, 2005, non-performing assets represented 1.88% of total assets compared to 1.99% at December 31, 2004 and 1.95% at September 30, 2004.

The non-accrual loan balance declined $544,000 during the first nine months of 2005, and was down by $471,000 compared to September 30, 2004.  The balance of non-accrual loans fluctuates upward and downward depending mostly on delinquency status, pay downs, charge-offs, a history of satisfactory repayments during the period a loan is classified as non-accrual and acquisition through foreclosure.  During the nine months ended September 30, 2005, $3,952,000 of loans classified as non-accrual, including capitalized expenditures, were added to non-accrual, partially offset by payoffs or pay downs of $2,441,000, charge offs of $999,000, transfers to the Bank’s portfolio of other real estate owned (OREO) of $246,000 and $810,000 of loans that have returned to performing status.

Non-performing loans which includes non-accrual loans and accruing loans past due 90 days or more decreased $447,000 to $10,015,000 since December 31, 2004.  While loans past due 90 days or more increased by $97,000, this increase was more than offset by non-accrual loans declining $544,000.   The ratio of non-performing loans to end of period net loans declined 18 basis points to 2.56%, during the nine month period ended September 30, 2005, compared to 2.74% as of December 31, 2004.  As of September 30, 2004, the ratio of non-performing loans to net loans was 2.73%.

Foreclosed assets held for sale includes OREO and repossessed assets.  OREO represents two properties that have been foreclosed upon and transferred from loans.  Both of the properties are currently under agreements for sale. Repossessed assets represent indirect auto loans, the payments of which have become delinquent and the vehicles repossessed.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2005	December 31, 2004	September 30, 2004

Loans past due 90 days or more and accruing	$654,084	$557,492	$455,872
Non-accrual loans	9,360,643	9,904,276	9,831,170
Total non-performing loans	10,014,727	10,461,768	10,287,042

Restructured loans	—	—	—
Other real estate owned	77,750	163,000	277,804
Repossessed assets	25,632	50,104	47,365
Total non-performing assets	$10,118,109	$10,674,872	$10,612,211

Net loans including AFS	$391,035,760	$382,122,753	$377,076,563
Total assets	$538,434,511	$536,675,138	$545,171,022
Non-accrual loans to net loans	2.39%	2.59%	2.61%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.59%	2.79%	2.81%
Non-performing assets to total assets	1.88%	1.99%	1.95%
Non-performing loans to net loans	2.56%	2.74%	2.73%

Accrued interest receivable and other assets

The increase in accrued interest receivable of $237,000 or 13.7% from December 31, 2004 to September 30, 2005 was due to the timing of cash receipts on interest-earning asset balances.  The increase in other assets of $1,363,000 was due primarily an increase in construction in process for expenditures associated with the Bank’s branch expansion plans.  Generally, upon completion, these expenditures will be transferred to bank premises and equipment at which time depreciation will begin.

Deposits

The Bank is a community-based commercial financial institution and offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products consist of passbook and statement savings accounts, NOW, money market, demand deposit and certificates of deposit accounts.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices.  We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and long-standing customer relationships.

To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Although we have experienced a continued intense competition for deposits, we have not increased rates significantly as we only consider cost effective strategies while operating in a rising interest rate environment.

The following table represents the components of deposits as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004	Dollar change	Percent change
Non-interest-bearing deposits
Personal	$31,445,829	$28,927,588	$2,518,241	8.71%
Non-personal	31,191,738	29,248,882	1,942,856	6.64%
Public funds	1,232,581	2,479,373	(1,246,792)	-50.29%
Bank checks	6,461,436	4,701,692	1,759,744	37.43%
Total	$70,331,584	$65,357,535	$4,974,049	7.61%

Total deposits of $100,000 or greater
Personal	$56,231,071	$61,694,837	$(5,463,766)	-8.86%
Non-personal	17,435,376	17,749,896	(314,520)	-1.77%
Public funds	8,690,629	9,023,956	(333,327)	-3.69%
IRA’s	4,536,482	5,517,344	(980,862)	-17.78%
Total	$86,893,558	$93,986,033	$(7,092,475)	-7.55%
Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$61,391,784	$66,918,765	$(5,526,981)	-8.26%
Non-personal	3,563,118	4,024,801	(461,683)	-11.47%
Public funds	232,785	662,876	(430,091)	-64.88%
IRA’s	17,331,121	19,090,551	(1,759,430)	-9.22%
sub total	82,518,808	90,696,993	(8,178,185)	-9.02%
NOW accounts	59,579,838	41,421,525	18,158,313	43.84%
Money market deposits	18,464,331	27,606,102	(9,141,771)	-33.12%
Savings and clubs	51,628,144	46,547,147	5,080,997	10.92%
Total	$212,191,121	$206,271,767	$5,919,354	2.87%
Total deposits
Noninterest-bearing deposits	$70,331,584	$65,357,535	$4,974,049	7.61%
Interest-bearing deposits	299,084,679	300,257,800	(1,173,121)	-0.39%
Total	$369,416,263	$365,615,335	$3,800,928	1.04%
Public funds
Noninterest-bearing	$1,232,581	$2,479,373	$(1,246,792)	-50.29%
Certificates of deposit	8,923,414	9,686,832	(763,418)	-7.88%
NOW accounts	27,330,921	8,406,827	18,924,094	225.10%
Money market deposits	580,390	4,710,720	(4,130,330)	-87.68%
Savings and clubs	888,320	1,266,834	(378,514)	-29.88%
Total	$38,955,626	$26,550,586	$12,405,040	46.72%

Total assets	$538,434,511	$536,675,138
Total deposits to total assets	68.61%	68.13%
Public funds to total deposits	10.55%	7.26%
Public funds to total assets	7.23%	4.95%

Total deposits increased $3,801,000 or 1.0% during the nine months ended September 30, 2005 to $369,416,000.  The increase in total deposits was primarily due to an $18,158,000 or 43.8% increase in NOW accounts caused by the receipt and retention of deposits from the public sector including deposits from a municipal customer who formerly used the Bank’s daily-sweep repurchase agreements.  In addition, savings accounts increased $5,080,000 or 10.9% due mostly to the continued success from marketing our new savings product programs.  Demand deposit accounts (DDA’s) increased $4,974,000 or 7.6% during the first nine months of 2005.  Partially offsetting these increases was the continued time deposit outflow, which experienced a decline of $15,271,000 or 8.4% during the nine months ended September 30, 2005, and a decline in money market accounts of $9,142,000 or 33.1% during the same period.  Management believes the decrease in money markets as well as time deposit accounts is due in part to the growth from the Bank’s new savings options, the decrease from the public sector and to the outflow to other alternative financial products.  While Management, along with the Bank’s Asset/Liability Committee, continues to monitor deposit interest rates in our communities, it remains poised to offer deposit rates that are prudent to producing meaningful interest rate spreads.

Total average interest-bearing deposits decreased $15,031,000 or 4.7% from $316,528,000, at December 31, 2004 to

$301,497,000 at September 30, 2005.  The average deposit decline included a reduction in total time deposits of $28,559,000.  Management’s tactical plan is to continue to monitor but not actively participate in the current competitive pricing pressure across the entire spectrum of time deposits and will allow high-cost longer termed time deposits to continue to run-off in favor of promoting and growing its short-term time deposits and its lower costing transaction and savings account programs.  Through continued success in marketing efforts, the average balance of these transaction and savings accounts increased by approximately $13,528,000 during the first nine months of 2005.

Public funds continue to be a relatively constant source of deposits and now represent $38,955,000 or 10.6% of total deposits at September 30, 2005, up from $26,551,000 or 7.3% at December 31, 2004.  The Bank is able to maintain public funds due to long established relationships and competitive product pricing.  Public fund deposits are sensitive to the operating demands and business cycles of the various public entities as well as the forever-changing political landscape.  Accordingly, the Bank could experience significant shifts and outflows of these balances throughout the year.

Borrowings

Borrowings totaled $114,563,000 at September 30, 2005 compared to $121,653,000 at December 31, 2004.

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow from the Federal Home Loan Bank of Pittsburgh (FHLB) for asset growth and liquidity needs.  Borrowings included $70,537,000 and $71,119,000 in long-term advances from the FHLB at September 30, 2005 and December 31, 2004, respectively.  Also included in borrowings is short-term customer repurchase (repos) agreements of $31,438,000 and $40,684,000, at September 30, 2005 and December 31, 2004, respectively.  Repos are non-insured low-cost interest-bearing liabilities that have a security interest in qualified investment securities of the Bank.  Repos offered are either fixed-term or a daily-sweep product of the Bank.  The balance in customer repos can fluctuate daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  As of September 30, 2005, the balance in this account was $11,570,000 compared to $8,760,000 at December 31, 2004.

The combined short- and long-term weighted-average interest rate on borrowings increased to 4.17% at September 30, 2005 compared to 3.57% at December 31, 2004.  The increase in interest rates resulted primarily from increases in short-term and overnight rates due to the Federal Open Market Committee (FOMC) actions.

Accrued interest payable and other liabilities

Accrued interest payable and other liabilities doubled to $6,068,000 during the nine months ended September 30, 2005.   The increase was principally caused by the Bank’s recognition of a purchase obligation in the amount of $2,808,000 caused by a participant’s non-renewal notification of a loan participation agreement.  This transaction settled on October 18, 2005.  Accrued interest payable increased $67,000 while other liabilities and accrued expenses increased $154,000.  Both changes represent fluctuations from normal business transactions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Overview

Net income for the third quarter of 2005 was $1,294,000, an increase of $480,000 or 59% from the $814,000 recorded in the same quarter of 2004.  Diluted earnings per share for the same period improved $0.25 from $0.45 for the three months ended September 30, 2004 to $0.70 for the three months ended September 30, 2005.

The quarter-to-quarter improvement in net income was primarily from the results of increases in net interest and non-interest income and decreases in the provision for loan losses and non-interest expense.  The provision for income taxes increased during the comparable periods due to improved earnings.

Return on average assets and return on average equity were 0.96% and 10.62%, respectively, for the three months ended September 30, 2005 compared to 0.60% and 7.29%, respectively, for the same period in 2004.  The improvement in these ratios is principally due to the improved earnings.

Net interest income

Net interest income is the Company’s primary source of earnings and is influenced primarily by the amount, distribution and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities as well as the relative levels and movements of interest rates.

Net interest income increased $344,000, or 9%, to $4,362,000 for the third quarter of 2005, from $4,018,000 recorded in the same period of 2004.  Interest income increased by approximately $586,000 in the third quarter 2005 compared to the third quarter of 2004.  The increase was primarily attributable to a 50 basis point increase in the book yield earned on the Bank’s interest-earning assets, to 5.76%, for the three months ended September 30, 2005 compared to 5.26% for the three months ended September 30, 2004.  The effect of the increase in book yield more than offset reduced income from the effect of a $5,095,000 decrease in average interest-earning assets that occurred during the respective period.  The Bank’s diverse portfolio of interest earning-assets should continue to benefit from the effect of the rising interest rate environment.  The book yield on the Bank’s loan portfolio increased 49 basis points due to increases in the national prime rate, the bench mark rate to which floating rate loans originate and re-price to, and the pricing of new loan originations.  The increase in rate more than offset the effect of a decline in average balances and netted a $644,000 increase in interest income from the loan portfolio for the third quarter of 2005 compared to the same quarter in 2004.  The investment securities portfolio experienced a 26 basis point increase in its book yield in the third quarter of 2005 compared to the second quarter of 2004.  However, because of a $14,088,000 decline in average balance, this portfolio’s interest income declined by approximately $58,000 in the third quarter of 2005 compared to the same 2004 quarter.

During the third quarter of 2005, interest expense increased $242,000 to $2,962,000 from $2,720,000 for the same 2004 quarter.  The increasing rate environment has necessitated the need for the Bank to increase offering rates on various deposit products as well as recognition of higher interest charges from repurchase agreements (repos) and other borrowing sources.  Rates paid on average interest-bearing liabilities increased 30 basis points and offset the effect of an $11,761,000 decline in the average balances upon which they are paid.  The continued decline in average balances in certificate of deposit accounts (CD’s) compounded with increases in low-cost transaction and savings account balances should help strengthen the Bank’s performance.  Compared to the third quarter of 2004, the Bank experienced an increase in the average balances of lower-costing transaction and savings accounts and a decrease in the average balances of CD’s and repos during the third quarter of 2005.  The growth in the savings accounts was caused by the success of the Bank’s continued efforts in the promotion of new savings products.  The decrease in average balances of repos was caused by the cyclical nature of the sweep account and preference for exiting the repo product in favor of one of the Bank’s alternative interest-bearing checking accounts as was the case for a municipal customer.  In the near-term, Management’s focus will be to continue to attract and retain low-cost transaction and short-term CD accounts.

For the third quarter of 2005, the Bank’s tax-equivalent spread and margin increased 23 and 33 basis points, respectively, to 3.03% and 3.55% compared to 2.80% and 3.22% for the third quarter of 2004.  The increase in spread and margin is the result of the impact the increasing rate environment has had on the performance of the Bank’s portfolio of interest-earning assets.  Increases in rates at the short end of the relatively flat yield curve will continue to pressure the Bank’s interest rate spread and margin as the competition for deposits will continue to intensify.  However, any periodic increases in national prime should continue to bolster the performance of the Bank’s interest income.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax-equivalent interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2004
Average interest-earning assets:
Loans and leases	$390,829	$381,227	$387,754	$387,981	$387,292
Investments	113,632	127,720	115,842	134,180	132,130
Federal funds sold	—	308	2,451	1,572	1,530
Interest-bearing deposits	400	701	650	651	637
Total	$504,861	$509,956	$506,697	$524,384	$521,589

Average interest-bearing liabilities:
Other interest-bearing deposits	$128,830	$110,946	$124,853	$110,741	$111,325
Certificates of deposit	170,893	197,586	176,644	210,437	205,203
Borrowed funds	84,309	76,668	78,909	78,103	78,318
Repurchase agreements	29,686	40,279	37,029	41,071	41,695
Total	$413,718	$425,479	$417,435	$440,352	$436,541

Interest income:
Loans and leases	$6,202	$5,535	$17,963	$16,741	$22,431
Investments(1)	1,270	1,301	3,773	4,078	5,385
Federal funds sold	—	1	47	11	17
Interest-bearing deposits	3	2	12	4	6
Total	$7,475	$6,839	$21,795	$20,834	$27,839

Interest expense:
Other interest-bearing deposits	$419	$186	$1,006	$547	$742
Certificates of deposit	1,327	1,418	3,972	4,628	5,994
Borrowed funds	1,067	997	2,980	2,973	3,980
Repurchase agreements	149	119	487	324	464
Total	$2,962	$2,720	$8,445	$8,472	$11,180

Net interest income	$4,513	$4,119	$13,350	$12,362	$16,659

Yield on average interest-earning assets	5.87%	5.34%	5.75%	5.31%	5.34%
Rate on average interest-bearing liabilities	2.84%	2.54%	2.70%	2.57%	2.56%
Net interest spread	3.03%	2.80%	3.05%	2.74%	2.78%
Net interest margin	3.55%	3.22%	3.52%	3.15%	3.19%

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

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents Management’s best estimate of known and inherentlosses in the Bank’s loan portfolio.  Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending personnel

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $300,000, for the three months ended September 30, 2005, compared to $450,000 for the three months ended September 30, 2004.  The decrease in the provision for loan losses were due to increased recoveries along with the reduced charge-off level of non-performing loans, which consist of loans past due 90 days or more and non-accrual loans.  In addition, certain non-accrual loan balances were reduced and therefore require a reduced level of allowance for loan losses.  The balance of non-performing loans declined by $272,000 to $10,015,000 at September 30, 2005 compared to $10,287,000 at September 30, 2004.  The non-accrual component of non-performing loans decreased $471,000 during that period.  Further, the balance of delinquent loans past due less than 90 days declined by $1,395,000 to $2,397,000 at September 30, 2005 compared to $3,792,000 at September 30, 2004.  The Bank’s enhanced collection department staff has become more aggressive in the collection of delinquent balances thereby preventing larger volumes of past due accounts from migrating to non-performing status which in turn necessitates a lower allowance for loan losses.

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

Total other income increased $79,000, or 7% for the three months ended September 30, 2005 compared to the same period in 2004.  Service charges on deposit accounts grew by $135,000 or 24% due to the heightened effort to better manage the collection of overdraft and service fees along with increased electronic banking related revenue.  Sales of loans into the secondary market have declined significantly in 2005 as compared to 2004.  The Bank has been absent of a sizable AFS loan portfolio since the restructure of the combined loan portfolio and resulting transfer of loans AFS to the HTM portfolio in the latter part of 2004.  For the first time in 2005, the Bank sold mortgage loans, into the secondary market, during the third quarter.  While operating in an increasing rate environment, the Bank will be more poised to sell newly originated fixed-rate residential mortgages.  The losses from sales of leased assets have also declined as a result of the establishment of a lease loss reserve, during the first quarter of 2005.  See below, “Other income,” under the caption “Comparison of Results of Operations for the Nine months Ended September 30, 2005 and September 30, 2004” for further discussion on the lease loss reserve.  The $37,000 improvement from the sale of foreclosed property was due to insurance proceeds received, from a claim and the subsequent sale of the land.  Fees, other service charges and other non-interest related income decreased $114,000 or 20% principally from reduced trust and financial services fees, a decrease in loan servicing charges and a reduction of the benefit crediting rates to the cash surrender value of BOLI during the third quarter of 2005 compared to the same period of 2004.

Other operating expenses

Other (non-interest) expenses decreased $67,000, or 2% for the three months ended September 30, 2005 compared to the same period in 2004.  Other expenses declined $124,000 or 16% due primarily to a reduction in the recognition of settlement expenses.  The Bank established a settlement reserve in 2004 for future obligations related to certain retirement benefits.  During the third quarter of 2005, the reserve was increased by approximately $58,000 due to increased medical insurance premiums and a decrease in the discount rate used to calculate future benefit costs.  This compares to $198,000 recognized in the third quarter of 2004.  This was partially offset by increased collection expenses incurred caused by the sustained and aggressive pursuit of non-performing assets.  Advertising decreased during the third quarter of 2005 compared to the third quarter of 2004 because more of the sales campaigns, initiatives, programs and sponsorships were concentrated in the first half of the year which the Bank has determined to be more representative of its marketing cycle.  Compared to the third quarter of 2004, premises and equipment expenses are up due to increased depreciation and increased equipment maintenance.  Professional service fees increased due to increased fees related to the Bank’s continued activities related to Sarbanes-Oxley §404 compliance process.

Income tax provision

An increase in pre-tax income of $641,000 resulted in an increased tax provision of $160,000 in the third quarter of 2005 compared to the third 2004 quarter.  The effective federal income tax rate was 23.8% and 23.1% for the respective quarters.  The effective tax rate increase is attributable to a decrease in combined tax-free income as a ratio to total pre-tax income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Overview

Net income for the nine months ended September 30, 2005 was $3,450,000, an increase of $1,091,000 or 46% from the $2,359,000 recorded for the nine months ended September 30, 2004.  Diluted earnings per share for the same period improved $0.58 from $1.29 for the nine months ended September 30, 2004 to $1.87 for the nine months ended September 30, 2005.

The period improvement in net income was primarily from the result of an increase in net interest income and a decrease in the provision for loan losses.   These items were partially offset by a decrease in non-interest income and increases in non-interest expense and the provision for income taxes.

Return on average assets and return on average equity were 0.86% and 9.73%, respectively, for the nine months ended September 30, 2005 compared to 0.57% and 7.11%, respectively, for the same period in 2004.  The improvement in these ratios is primarily due to improved earnings.

Net interest income

Net interest income increased $914,000, or 8%, to $12,956,000 for the nine months ended September 30, 2005, from $12,042,000 recorded for the nine months ended September 30, 2004.  The increase was primarily due to a 42 basis point increase in the book yield earned on the Bank’s interest-earning assets, to 5.65%, for the nine months ended September 30, 2005 compared to 5.23% for the first nine months of 2004.  The increase in yield more than offset reduced income from the effect of a $17,687,000 decrease in average interest-earning assets.  The periodic increases in the national prime rate resulted in a 41 basis point increase in yield from the Bank’s loan portfolio during the nine months ended September 30, 2005 compared to the same 2004 period.  During the same period, the average earning balances of the loan portfolio decreased modestly.  The investment securities portfolio registered a 24 basis point increase in book yield during the nine months ended September 30, 2005 compared to same 2004 period; however, a $18,338,000 decline in their average balances has more than offset the income effect of the increase in yield and has resulted in a decline in interest income in the investment securities portfolio of $327,000.

For the nine months ended September 30, 2005, total interest expense decreased $27,000 to $8,445,000 from $8,472,000 for the same 2004 period.  Despite a 13 basis point increase in the combined rate paid on average interest-bearing liabilities, interest expense declined due to a $22,917,000 net decrease in the average balances of interest-bearing liabilities during the first nine months of 2005 compared to the same 2004 period.  A $33,793,000 decreases in average balances of CD’s were the primary factor in the net average balance decrease.  The decrease in average CD balances were partially offset by lower costing savings and transaction accounts which increased by approximately $14,112,000 in the first nine months of 2005 compared to the same period of 2004.

For the nine months ended September 30, 2005, the Bank’s tax-equivalent spread and margin increased 31 and 37 basis points, respectively, to 3.05% and 3.52% compared to 2.74% and 3.15% for the nine months ended September 30, 2004.  The increase in spread and margin is primarily due the increase in the interest rate environment currently favoring the Bank’s interest-earning assets and a decrease in average interest-bearing liabilities.  Notwithstanding a flat interest rate yield curve, a continuance of increases in national prime coupled with prolonged success in the Bank’s ability to continue to attract lower costing transaction and savings account should have a positive effect on the performance of the Bank’s interest rate spread and margin.

Provision for loan losses

The provision for loan losses was $680,000, for the nine months ended September 30, 2005, compared to $1,700,000 for the nine months ended September 30, 2004.  The substantial reduction in the provision for loan losses is based upon Management’s assessment of the current loan portfolio.  Many of the non-performing loans from the 2004 period have been provided for in the allowance and some have been written down, therefore, additional provisions at prior levels was no longer deemed necessary.   In addition, our collections department has been working diligently on past due and delinquent loans.  This has resulted in the level of total past due loans over 30 days declining by $1,197,000 to $3,051,000 at September 30, 2005 compared to $4,248,000 at September 30, 2004.  During the same period, non-accrual loans also declined by $470,000 to $9,361,000 from $9,831,000.

Other income

Total other income decreased $64,000, or 2% for the nine months ended September 30, 2005 compared to the same period in 2004.  During the first quarter the Bank recognized an estimated impairment charge of $220,000 in anticipation of projected realized losses from the future sales of its leased vehicles.  The estimated losses were based on the historical performance of terminated lease contracts that were typically sold below their residual value.  The balance of the Bank’s leased vehicles should mature or pay-off during 2005.  Service charges on deposit accounts grew by $341,000 or 21% due to the improved collection of account maintenance and overdraft fees charged to customers as well as improvements in revenue from electronic banking.  For the nine months ended September 30, 2005, the Bank recorded a $1,000 net gain from the sales of loans AFS, compared to $155,000 for the nine months ended September 30, 2004.  The $154,000 variance was due primarily to the 2004 balance sheet restructure that resulted, in part, in the sale of a sizable portfolio of profitable mortgage loans into the secondary market.  Fees, other service charges and other non-interest related income decreased $256,000 or 16% in the first nine months of 2005, principally from reduced benefit crediting rates to the cash surrender value of the BOLI and from decreased fees from both trust and financial services.

 Other operating expenses

Other expenses increased $297,000 or 3% for the nine months ended September 30, 2005 compared to the same period in 2004.  Professional service fees increased $215,000, or 25% due to increased fees related to the Bank’s required independent financial audits, Sarbanes-Oxley §404 compliance process, the cost for the Bank-wide participation in management skills development and sales training programs and increased FDIC assessments.  Advertising expenses for the first nine months of 2005 increased $104,000 or 34% from the same period in of 2004.  The Bank has concentrated its marketing effort with added initiatives for Bank product, use of alternative media advertising, bank-wide signage, new demographic related research tools, a new website and more Bank sponsored events than in the prior year.  Variances in other operating expenses, for the comparable periods included a decrease in settlement expense accruals and increases in ancillary training expense for the management skills and sales training programs, an increase in Pennsylvania shares tax and an increase in OREO and collection related expenses.

Income tax provision

Income before provision for income taxes increased $1,573,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  As a result, the Bank’s income tax provision increased $483,000 during the same period.  The effective federal income tax rate was 25.2% and 22.3% for the respective periods.  The effective tax rate increase is attributable to a lower proportion of combined tax-free interest income to total pre-tax earnings.

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

At September 30, 2005, the Company maintained a one-year cumulative negative gap of $2,083,000 million or -0.39% of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities, which may expose the Bank to an increased interest rate risk position during a period of increasing interest rates.  Conversely, in a decreasing interest rate environment, net income could be positively affected because more liabilities will re-price downward during a one-year period.

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2005 (dollars in thousands):

	3 months	3 through	1 through	Over
	or less	12 months	3 years	3 years	Total
Cash and cash equivalents	$134	$—	$—	$10,828	$10,962
Investment securities(1)(2)	8,025	14,172	28,000	56,531	106,728
Loans(2)	130,619	69,434	89,570	101,413	391,036
Fixed and other assets	—	7,816	—	21,893	29,709
Total assets	$138,778	$91,422	$117,570	$190,665	$538,435
Total cumulative assets	$138,778	$230,200	$347,770	$538,435

Non-interest bearing transaction deposits(3)	$—	$7,027	$19,343	$43,963	$70,333
Interest-bearing transaction deposits(3)	24,046	52,813	41,755	11,057	129,671
Time deposits	32,989	71,899	43,636	20,888	169,412
Repurchase agreements	21,158	3,939	6,340	—	31,437
Short-term borrowings	12,589	—	—	—	12,589
Long-term debt	5,206	617	1,646	63,068	70,537
Other liabilities	—	—	—	6,069	6,069
Total liabilities	$95,988	$136,295	$112,720	$145,045	$490,048
Total cumulative liabilities	$95,988	$232,283	$345,003	$490,048

Interest sensitivity gap	$42,790	$(44,873)	$4,850	$45,620

Cumulative gap	$42,790	$(2,083)	$2,767	$48,387

Cumulative gap to total assets	7.95%	-0.39%	0.51%	8.99%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2005 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2005 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	5.8%	(14.1)%
Net income	15.0	(35.3)

Economic value at risk:
Percent change in:
Economic value of equity	(17.6)	(7.9)
Economic value of equity as a percent of book assets	(1.9)	(0.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio, after adjusting for the excess equity exposure, is greater than 10%.  At September 30, 2005, the Company’s total risk-based capital ratio was 13.7%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2005, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	Dollar	Percent
Change in interest rates	income	variance	variance
	(dollars in thousands)
+200 basis points	$20,206	$1,100	5.8%
+100 basis points	19,655	549	2.9
Flat rate	19,106	—	—
-100 basis points	18,110	(996)	(5.2)
-200 basis points	16,411	(2,695)	(14.1)

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

At September 30, 2005, the Company maintained $10,962,000 in cash and cash equivalents. The Company also had $104,504,000 in investments AFS and $697,000 of loans AFS. This combined total of $105,201,000 represented approximately 20% of total assets at September 30, 2005. In addition, as of September 30, 2005, the Company had approximately $79,396,000 available to borrow from the FHLB. Management believes that the present level of liquidity remains strong and adequate for current operations.

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Capital is evaluated in relation to total assets and the risk associated with those assets.  As of September 30, 2005, the Company exceeds all capital adequacy requirements to which it is subject.

The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2005:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$54,106,517	13.66%	$31,687,810	8.00%	N/A	N/A
Bank	$53,795,990	13.58%	$31,689,700	8.00%	$39,612,125	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$49,067,311	12.39%	$15,843,905	4.00%	N/A	N/A
Bank	$48,825,793	12.33%	$15,844,850	4.00%	$23,767,275	6.00%
Tier I Capital (to average assets)
Consolidated	$49,067,311	9.20%	$21,338,264	4.00%	N/A	N/A
Bank	$48,825,793	9.16%	$21,320,158	4.00%	$26,650,197	5.00%

Item 4.                                         Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate. There have been no changes to the Company’s internal control over financial reporting during the third quarter of 2005.

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

10.10                       Change of Control and Severance Agreement between James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated September 19, 2005.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2005.

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

32.2                              Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

Date:	November 10, 2005	/s/	Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date:	November 10, 2005	/s/	Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Exhibit Index

Page

3(i)

Amended and Restated Articles of Incorporation ofRegistrant. Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*

3(ii)

Bylaws of Registrant. Incorporatedby reference to Exhibit 3 (ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*

10.1

1998 Independent Directors StockOption Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

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

		*

10.10

Change of Control and Severance Agreement between James T. Gorman, Registrant and the Fidelity Deposit and Discount Bank, dated September 19, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2005.

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