Form 10-K
period 2005-12-31
FIDELITY D & D BANCORP INC
filed 2006-03-28
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 333-90273

FIDELITY D & D BANCORP, INC.

COMMONWEALTH OF PENNSYLVANIA I.R.S. EMPLOYER IDENTIFICATION NO: 23-3017653

BLAKELY AND DRINKER STREETS

DUNMORE, PENNSYLVANIA  18512

TELEPHONE NUMBER (570) 342-8281

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐             No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐             Accelerated filer ☐                                          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).

Yes ☐             No ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant equals $52,683,018, as of June 30, 2005, based on a market price of $32.36. The number of shares of common stock outstanding as of March 10, 2006, was 2,044,802.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s 2005 Annual Report to Shareholders are incorporated herein by reference in response to Part I. Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part II and Part III.

Fidelity D & D Bancorp, Inc.

2005 Annual Report on Form 10-K

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. In addition, the Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A complete list of services provided by the Bank is detailed in the section entitled “Products & Services” contained within the 2005 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties.

The Bank is one of two financial institutions headquartered in Dunmore, Pennsylvania. The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. The Company competes with, among other sources, the following:

•                  local community banks

•                  savings banks

•                  regional banks

•                  credit unions

•                  savings & loans

•                  insurance companies

•                  money market funds

•                  mutual funds

•                  small loan companies

•                  other financial service companies

The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local decision making on loans. These efforts enabled the Bank to establish long-term customer relationships and build customer loyalty by providing products and services designed to address the specific needs of its customers.

There are no concentrations of loans that, if lost, would have a materially adverse effect on the continued business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact. However, the Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially in Lackawanna and Luzerne counties, which the Company defines as its primary market area. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics and other factors beyond the Company’s control. An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s primary market area could cause an increase in the level of the Bank’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital. We cannot assure you that adverse changes in the local economy would not have a material effect on the Company’s future consolidated financial condition, results of operations and cash flows.

The Company had 186 full-time equivalent employees, on December 31, 2005, which includes exempt officers and part-time employees.

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

Applicable regulations relate to, among other things:

•                  operations

•                  securities

•                  risk management

•                  consumer compliance

•                  mergers

•                  consolidation

•                  reserves

•                  dividends

•                  branches

•                  capital adequacy

The Bank is examined by the Pennsylvania Department of Banking and the FDIC. The last examination was jointly conducted by the Pennsylvania Department of Banking and the FDIC as of September 30, 2005.

The Company’s website address is http://www.the-fidelity.com. The Company makes available through this website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC. Further, you may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains an internet site that contains reports, proxy and information statements and other information about the Company at http://www.sec.gov.

The Company’s accounting policies and procedures are designed to comply with accounting principles, generally accepted in the United States of America (GAAP). Refer to “Critical Accounting Policies,” which are incorporated by reference in Part II, Item 7.

ITEM 1A:  RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related To The Company’s Business

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Changes in the interest rate environment may reduce profits. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect the Company’s net interest spread, asset quality, loan origination volume and overall profitability.

The Company is subject to lending risk.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2005, approximately 56% of the Company’s loan portfolio consisted of commercial, commercial real estate and real estate construction loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The company’s allowance for possible loan losses may be insufficient.

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania and the local region in which it conducts business.

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

There is no assurance that the Company will be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than the Company does, and operate under less stringent regulatory environments. The differences in resources and regulations may make it more difficult for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings.

The Company is subject to extensive government regulation and supervision.

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits.

The Company is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that the Company will generate adequate cash flow to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

The Company’s future acquisitions could dilute your ownership and may cause it to become more susceptible to adverse economic events.

The Company may use its common stock to acquire other companies or make investments in banks and other complementary businesses in the future. The Company may issue additional shares of common stock to pay for future acquisitions, which would dilute your ownership interest in the Company. Future business acquisitions could be material to the Company, and the degree of success achieved in acquiring and integrating these businesses into the Company could have a material effect on the value of the Company’s common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company has an employment agreement with its President and Chief Executive Officer.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated With The Company’s Common Stock

The Company’s stock price can be volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•            Actual or anticipated variations in quarterly results of operations.

•            Recommendations by securities analysts.

•            Operating and stock price performance of other companies that investors deem comparable to the Company.

•            News reports relating to trends, concerns and other issues in the financial services industry.

•            Perceptions in the marketplace regarding the Company and/or its competitors.

•            New technology used, or services offered, by competitors.

•            Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•            Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•            Changes in government regulations.

•            Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s common stock is less than that of other larger financial services companies.

The Company’s common stock is listed for trading on the over-the-counter bulletin board; the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

The Company’s articles of incorporation and by-laws, as well as certain banking laws may have an anti-takeover effect.

Provisions of the Company’s articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Risks Associated With The Company’s Industry

Future governmental regulation and legislation could limit the Company’s future growth.

The Company is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). As a result, the Company is subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and eligible business activities for the Company, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to its ability to engage in new activities and to consummate additional acquisitions.

 In addition, the Company is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. The Company cannot predict whether any of these changes may adversely and materially affect it. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Company’s activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

The earnings of financial services companies are significantly affected by general business and economic conditions.

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2005, the Bank operated 12 full-service banking offices, of which three were owned and nine were leased. None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank and all of these properties are located in the state of Pennsylvania. The Company is headquartered at its owner occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. The main office is a full-service banking center and has a walk-up teller window, drive-thru teller windows and two 24-hour automated teller machines (ATMs). Executive and administrative, commercial and consumer lending, trust, asset management services, operational departments and customer service areas are also located at this facility. The main office complex is owned by the Company and free of any encumbrances.

The Green Ridge Branch, the first Scranton facility, operates from leased space in the Green Ridge Shopping Center in Scranton, PA. This branch is a full-service office with a 24-hour ATM.

A second Scranton Branch is in a leased facility located at 139 Wyoming Avenue, Scranton, PA. This office has an outside walk-up teller window and provides full-service banking to the downtown Scranton area.

The Abington Branch is located on the Morgan Highway in Clarks Summit, PA. The building from which the branch operates is leased. This office provides full-service financial products, including a 24-hour ATM and drive-thru teller windows. This office provides convenience to our customers located throughout the greater Abington area. In addition, there is a banking facility located in the Clarks Summit State Hospital. The office is leased from the hospital under a lease-for-service-provided agreement with service limited to employees and patients of the hospital.

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

The Financial Center Branch is located at 338 North Washington Avenue in Scranton, PA. This office provides full-service banking, including a 24-hour ATM. Executive, mortgage lending, finance and operational offices are located in this building. A portion of the third floor is leased to a non-related entity. The Company owns the property free of encumbrance. The Company also owns, free of encumbrance, an adjacent attached building which was leased to a non-related entity for most of 2005.

The Moosic Branch is located at 4010 Birney Avenue, Moosic, PA. The branch operates from leased space and provides full-service banking, including a 24-hour ATM and drive-thru teller windows. The branch’s location provides the necessary link between the Lackawanna and Luzerne County branch offices.

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

The Bank’s branch coverage in Luzerne County includes leased space known as the Kingston Branch, located at 247 Wyoming Avenue, Kingston, PA. This office provides full-service financial products, including a 24-hour ATM and drive-thru teller windows.

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

•                  511 Main Street, Childs

•                  1650 West Main Street, Stroudsburg

•                  320 South Blakely Street, Dunmore

•                  Marywood College, 2300 Adams Avenue, Nazareth Hall, Scranton

•                  Montage Ski Lodge, Moosic

•                  Lackawanna County Stadium, Moosic

•                  Convenient Food Mart, Highland Avenue, Clarks Summit

•                  Ice Box Sports Complex, Olive Street, Scranton

The Bank also owns a commercial facility located at 116 – 118 N. Blakely Street, Dunmore, PA which is leased to a non-related entity.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2005 to a vote of our security holders through solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol “FDBC.” Shareholders requesting information about the Company’s common stock may contact Salvatore R. DeFrancesco, Jr., Treasurer. Requests may be mailed to:

Fidelity D & D Bancorp, Inc.

Blakely and Drinker St.

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of sales prices for the Company’s common stock. Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2005			2004
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
1st Quarter	$32.95	$30.82	$0.20	$33.64	$32.05	$0.20
2nd Quarter	$33.14	$31.82	$0.20	$32.91	$30.55	$0.20
3rd Quarter	$33.64	$31.82	$0.20	$32.27	$30.50	$0.20
4th Quarter	$37.73	$31.82	$0.20	$32.73	$30.23	$0.20

Dividends are determined and declared by the Board of Directors of the Company. On January 17, 2006, the Board of Directors declared a 10% stock dividend. The new shares were distributed on February 15, 2006 to shareholders of record at the close of business on January 30, 2006. The information presented in the above table has been adjusted to reflect the stock dividend. For a further discussion of the stock dividend, see Note 20 “Subsequent Event”, contained within the notes to the consolidated financial statements. The Company expects to continue to pay dividends in the future. However, future dividends are dependent upon earnings, financial condition, capital needs of the Company and other factors. For a further discussion of regulatory capital requirements see Note 14 “Regulatory Matters”, contained within the notes to the consolidated financial statements.

The Company has established a dividend reinvestment plan for its shareholders. The plan is designed to make the Company’s stock more available to our shareholders and to raise additional capital for future needs.

The Company had approximately 1,381 shareholders at March 10, 2006 and approximately 1,390 at December 31, 2005. The number of shareholders is the actual number of individual shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related footnotes:

	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$544,060,698	$536,675,138	$575,215,466	$577,993,316	$569,029,838
Total investment securities	96,678,573	115,668,818	139,654,074	145,945,207	150,473,988
Net loans	403,144,095	381,546,375	366,981,640	354,262,050	353,976,324
Loans available–for-sale	428,584	576,378	19,863,577	28,715,355	16,150,020
Total deposits	379,498,640	365,615,335	401,442,546	413,788,176	407,778,728
Total borrowings	112,477,185	121,653,234	126,633,012	114,213,014	117,480,988
Total shareholders’ equity	48,846,029	46,366,760	43,931,899	45,234,433	40,172,230

Operating Data for the year ended:
Total interest income	$29,020,261	$27,395,491	$28,462,093	$34,567,393	$36,379,689
Total interest expense	11,720,986	11,180,135	14,237,129	17,882,440	20,853,631
Net interest income	17,299,275	16,215,356	14,224,964	16,684,953	15,526,058
Provision for loan losses	830,000	2,150,000	3,715,000	1,664,000	2,474,637

Net interest income after provision for loan losses	16,469,275	14,065,356	10,509,964	15,020,953	13,051,421
Other income	4,165,281	4,161,402	4,183,137	3,302,749	3,701,578
Other operating expense	14,576,747	13,826,690	12,903,361	12,751,174	11,998,997

Income before provision for income taxes	6,057,809	4,400,068	1,789,740	5,572,528	4,754,002
Provision for income taxes	1,466,112	1,035,594	146,492	1,526,355	905,866
Net Income	$4,591,697	$3,364,474	$1,643,248	$4,046,173	$3,848,136

Per Share Data: *
Net income per share – basic	$2.26	$1.67	$0.82	$2.03	$1.93
Net income per share – diluted	$2.25	$1.67	$0.82	$2.02	$1.93
Dividends declared	$1,624,263	$1,610,423	$1,601,898	$1,526,371	$1,426,097
Dividends per share	$0.80	$0.80	$0.80	$0.76	$0.72
Book value per share	$23.95	$22.92	$21.91	$22.60	$20.07
Weighted average number of shares outstanding	2,031,211	2,013,798	2,002,443	1,999,173	1,992,530
Number of shares outstanding at year-end	2,039,639	2,023,529	2,005,347	2,001,314	2,001,085

Ratios:
Return on average assets	0.86%	0.61%	0.29%	0.70%	0.72%
Return on average equity	9.64%	7.51%	3.63%	9.47%	9.64%
Net interest margin	3.51%	3.20%	2.74%	3.10%	3.17%
Efficiency ratio	65.99%	64.45%	72.32%	63.42%	62.42%
Expense ratio	1.93%	1.69%	1.68%	1.68%	1.68%
Allowance for loan losses to total loans	1.46%	1.54%	1.28%	1.01%	1.00%
Dividend payout ratio	35.37%	47.87%	97.48%	37.72%	37.06%
Equity to assets	8.98%	8.64%	7.64%	7.83%	7.06%
Equity to deposits	12.87%	12.68%	10.94%	10.93%	9.85%

* The number of shares and per-share data has been adjusted, for all periods, to reflect the retroactive effect of a 10% stock dividend paid on February 15, 2006.

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

•                  acts of war or terrorism; or

•                  natural disaster.

Management cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this report. We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Readers should review the risk factors described in Item 1A, above, and in other documents that we file, from time to time with the SEC, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Critical Accounting Policies

The presentation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2005 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value. While Management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service. In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, Management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, Management may obtain price quotes from more than one source. As described in Notes 1 and 3 of the consolidated financial statements, the large majority of the Company’s investment securities are classified as available-for-sale (AFS). AFS securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA). The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source. To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained. Further discussion on the accounting treatment of AFS loans is in the section entitled “Loans-available-for sale”, contained within Management’s Discussion and Analysis.

All significant accounting policies are contained in Note 1 “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements, and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2005 and December 31, 2004 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this report. The shares of common stock and per-share amounts presented within this discussion and analysis have been adjusted, for all periods presented, to reflect the effect of a 10% stock dividend paid on February 15, 2006. For a further discussion on the stock dividend see Part II, Item 5: Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Comparison of Financial Condition as of December 31, 2005

and 2004 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Consolidated assets increased $7,386,000 or 1.4%, during the year ended December 31, 2005 to $544,061,000. The increase resulted from increases in total deposits of $13,883,000 and total stockholders’ equity of $2,479,000. These items were partially offset by a net decrease in total borrowings of $9,176,000. Since December 31, 2004, the carrying value of total loans increased $21,450,000 and cash and cash equivalents increased $2,378,000. The carrying value of the Bank’s investment portfolio declined $17,990,000 since December 31, 2004. The increase in shareholders’ equity was attributable to earnings net of dividends declared of $2,967,000, an increase in common stock of $523,000, partially offset by a $1,011,000 net unrealized holding loss on AFS securities recorded in other comprehensive income (loss).

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2005, 2004 and 2003 (thousand of dollars):

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent

Assets:
Cash and due from banks	$12,525	2.30%	$9,013	1.68%	$13,148	2.29%
Interest bearing deposits with financial institutions	69	0.01	1,203	0.22	6,083	1.06
Investment securities	97,679	17.95	115,669	21.56	139,654	24.27
Federal Home Loan Bank Stock	4,628	0.85	4,569	0.85	4,753	0.83
Net loans	403,144	74.10	381,546	71.09	366,982	63.80
Loans available-for-sale	429	0.08	576	0.11	19,864	3.45
Accrued interest receivable	1,960	0.36	1,723	0.32	1,807	0.31
Bank premises and equipment	11,683	2.15	11,163	2.08	12,092	2.10
Foreclosed assets held for sale	19	0.00	213	0.04	467	0.08
Life insurance cash surrender value	7,892	1.45	7,614	1.42	7,293	1.27
Other assets	4,033	0.74	3,386	0.63	3,072	0.54
Total assets	$544,061	100.00%	$536,675	100.00%	$575,215	100.00%

Liabilities:
Deposits, non-interest bearing	$70,361	12.93%	$65,358	12.18%	$64,399	11.20%
Certificates of deposit of $100,000 or more	76,258	14.02	93,986	17.51	112,857	19.62
Other interest-bearing deposits	232,880	42.80	206,272	38.44	224,186	38.96
Short-term borrowings	28,773	5.29	50,534	9.42	54,757	9.52
Other borrowed funds	83,704	15.39	71,119	13.25	71,876	12.50
Accrued interest payable and other liabilities	3,239	0.59	3,039	0.56	3,208	0.56
Total liabilities	495,215	91.02	490,308	91.36	531,283	92.36
Shareholders’ equity	48,846	8.98	46,367	8.64	43,932	7.64
Total liabilities and shareholders’ equity	$544,061	100.00%	$536,675	100.00%	$575,215	100.00%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
	Assets	%	Assets *	%	Deposits	%	Borrowings	%	Borrowings	%
2005	$7,385,560	1%	$2,784,580	0.6%	$13,883,305	3.8%	$(21,761,049)	(43.1)%	$12,585,000	17.7%
2004	(38,540,328)	(7)	(35,884,098)	(7)	(35,827,211)	(9)	(4,222,932)	(8)	(756,846)	(1)
2003	(2,777,850)	(1)	(3,007,038)	(1)	(12,345,630)	(3)	3,543,964	7	8,876,034	14
2002	8,963,478	2	7,325,219	1	6,009,448	1	(3,267,974)	(6)	—	-
2001	77,952,784	16	60,585,502	13	68,468,400	20	6,456,267	13	—	-

* - Earning assets exclude loans placed on non-accrual status.

Deposits

The Bank is a community-based commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms. Deposit products include passbook and statement savings accounts, NOW, money market, demand deposits and certificates of deposit accounts. The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition. Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices. We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and maintaining long-standing customer relationships. To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings. Although we have experienced intense competition for deposits, we have not increased rates significantly above market rates, as we only consider cost effective strategies based upon the current interest rate environment.

The following table represents the components of total deposits as of December 31, 2005 and 2004 and comparative changes:

			Dollar	Percent
	December 31, 2005	December 31, 2004	change	change
Non-interest-bearing deposits
Personal	$31,303,329	$28,927,588	$2,375,741	8.21%
Non-personal	29,552,412	29,248,882	303,530	1.04%
Public fund	3,355,982	2,479,373	876,609	35.36%
Bank checks	6,149,363	4,701,692	1,447,671	30.79%
Total	$70,361,086	$65,357,535	$5,003,551	7.66%
Time deposits of $100,000 or greater
Personal	$35,241,384	$61,694,837	$(26,453,453)	-42.88%
Non-personal	19,671,535	17,749,896	1,921,639	10.83%
Public fund	16,616,868	9,023,956	7,592,912	84.14%
IRA’s	4,727,766	5,517,344	(789,578)	-14.31%
Total	$76,257,553	$93,986,033	$(17,728,480)	-18.86%
Other interest-bearing deposits
Time deposits less than $100,000:
Personal	$63,812,258	$66,918,765	$(3,106,507)	-4.64%
Non-personal	3,788,687	4,024,801	(236,114)	-5.87%
Public fund	233,347	662,876	(429,529)	-64.80%
IRA’s	16,979,755	19,090,551	(2,110,796)	-11.06%
sub total	84,814,047	90,696,993	(5,882,946)	-6.49%
NOW accounts	50,048,331	41,421,525	8,626,806	20.83%
Money market deposits	51,583,473	27,606,102	23,977,371	86.86%
Savings and clubs	46,434,150	46,547,147	(112,997)	-0.24%
Total	$232,880,001	$206,271,767	$26,608,234	12.90%
Total deposits
Noninterest-bearing deposits	$70,361,086	$65,357,535	$5,003,551	7.66%
Interest-bearing deposits	309,137,554	300,257,800	8,879,754	2.96%
Total	$379,498,640	$365,615,335	$13,883,305	3.80%
Public funds
Noninterest-bearing	$3,355,982	$2,479,373	$876,609	35.36%
Certificates of deposit	16,850,215	9,686,832	7,163,383	73.95%
NOW accounts	22,723,371	8,406,827	14,316,544	170.30%
Money market deposits	598,657	4,710,720	(4,112,063)	-87.29%
Savings and clubs	845,272	1,266,834	(421,562)	-33.28%
Total	$44,373,497	$26,550,586	$17,822,911	67.13%

Total assets	$544,060,698	$536,675,138
Total deposits to total assets	69.75%	68.13%
Public funds to total deposits	11.69%	7.26%
Public funds to total assets	8.16%	4.95%

Total deposits increased $13,883,000, or 4%, during 2005 to $379,499,000. The increase was principally due to an $8,627,000, or 21%, increase in NOW accounts and a $5,004,000, or 8%, increase in non-interest bearing deposits (DDAs). The increase in the Bank’s NOW accounts was primarily due to a $14,316,000 increase from the public sector including a municipal customer who formerly used the Bank’s repurchase agreements for their transactional business. The large increase in money market deposits was primarily due to  transfers of funds from time deposit accounts, which decreased by a similar amount. Core deposits, which excludes time deposits of $100,000 and greater, increased $31,612,000, or 12%, during 2005 to $303,242,000. Most of the increase in core deposits resulted from the aforementioned transfer of funds from time deposits of $100,000 or greater into money market deposit accounts. DDAs, the lowest costing component of core deposits, are an important source of funds for the Bank because they reduce the overall cost of funds and thereby help increase interest rate spread and margin. The Bank is largely dependent upon these accounts as well as its base of other competitively priced core deposits to provide a source of low-cost funding. The Bank attempts to retain and grow its customer base through a combination of rate, product diversification, quality of service, convenience and a stable and experienced branch staff.

During 2005, the Bank’s deposit mix shifted away from being time-deposit-dominant. Time deposits now represent 42% of total deposits, down from 51% as at December 31, 2004. While Management believes it has achieved the goal of reducing high-cost time deposits, it will remain cautious in its pricing strategy as the Bank continues to operate in a highly competitive market and complex interest rate environment.

The maturity distribution of time deposits at December 31, 2005 is as follows:

	Three months	Three to six	Six to twelve	Over
	or less	months	months	twelve months	Total
Time deposits of $100,000 or greater	$19,127,109	$18,745,022	$18,682,630	$19,702,792	$76,257,553
Time deposits of less than $100,000	10,896,518	12,896,763	26,807,575	34,213,191	84,814,047
Total time deposits	$30,023,627	$31,641,785	$45,490,205	$53,915,983	$161,071,600

The over-twelve month maturity distribution of time deposits represents 14.2% of total deposits at December 31, 2005. The Bank believes this category, though lower than the amount as of December 31, 2004, provides a stable source of funds for future requirements. Approximately $107,156,000 of time deposits are scheduled to mature in 2006. If market interest rates continue to rise, renewing time deposits may re-price to a higher rate, which could lead to higher interest expense.

Short-term borrowings

In addition to deposits, other funding sources available to the Bank are overnight funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB) and repurchase agreements (repos) with various individuals, businesses and public entities. The Bank uses overnight funding from the FHLB to fund asset growth, deposit run-off and short-term liquidity needs. Repos, offered in both sweep and fixed-term products, are non-insured interest-bearing liabilities that have a security interest in qualified pledged investments of the Bank. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an interest-bearing overnight repo account. In addition, the sweep will transfer funds to the DDA as necessary, to cover checks presented for payment. Due to the nature of the sweep product, these accounts tend to be more volatile than the fixed-term product because the daily sweep is dependent on the level of available funds in depositor accounts. At December 31, 2005 and 2004, sweep accounts represented approximately 66% of total repos. Overnight borrowings and repos are included with short-term borrowings on the consolidated balance sheet. For a further discussion on short-term borrowings, refer to Note 7 “Short-term Borrowings”, contained in the notes to consolidated financial statements in Part II, Item 8.

Liquidity, investment needs and interest rates caused a net decrease in repos from $40,684,000 at December 31, 2004, to $26,913,000 at December 31, 2005. Included in this variance was the effect of the preference for one of the Bank’s municipal customers to transfer its funds from the repo product to the Bank’s NOW deposit account.

A combination of increased deposits at December 31, 2005 and a strategy to extend short-term borrowings into long-term debt, in an effort to insulate the Bank from the effect of continued interest rate increases, has required less overnight funding from the FHLB. As a result, overnight funding from the FHLB was $769,000 at December 31, 2005 compared to $8,760,000 at December 31, 2004.

Long-term debt

Long-term debt consists of borrowings from the FHLB. The weighted-average rate in effect on funds borrowed at December 31, 2005, was 5.16% compared to 5.10% as of December 31, 2004. The quarterly re-pricing of $5,000,000 of advances was the primary cause of the six basis point increase in the weighted-average interest rate. The 2005 weighted-average rate is 66 basis points below the tax-equivalent yield of 5.82% on average earning-assets for the year ended December 31, 2005. Rates on $58,000,000 of long-term debt advances are fixed but may adjust quarterly, should market rates increase beyond the issues’ original rates. At December 31, 2005, similar advances from the FHLB were 139 basis points below the average rate paid by the Bank. Significant prepayment penalties attached to the borrowings is a deterrent from paying off the high cost advances. However, in the event underlying market rates drift above the rates currently paid on these borrowings, the FHLB will convert to floating and the Bank has the option, at that time, to repay or to renegotiate the converted advance.

Long-term debt increased $12,585,000 during 2005, or 18%, to $83,704,000. The primary purpose of the increase was to reduce our exposure to rising interest rates by reducing short-term overnight borrowings and locking in longer-term fixed-rate positions. At December 31, 2005, the Bank had the ability to borrow an additional $54,550,000 from the FHLB. The FHLB has short-, medium- and long-term funding products available to the Bank.

Accrued expenses and other liabilities

Increases in interest-bearing deposits and borrowings along with higher interest rates have caused an increase in accrued interest payable of $354,000, or 36%, to $932,000. Other liabilities included a number of accrued expenses and liabilities that have been recognized in the financial statements but, as of December 31, 2005, were unpaid. Collectively, these accounts decreased $156,000 from December 31, 2004.

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

At the time of purchase, Management classifies investment securities into one of three categories: trading, AFS or, held-to-maturity (HTM). To date, Management has not purchased any securities for trading purposes. Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords Management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Securities AFS are carried at net fair values in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, and is presented under the caption “Accumulated other comprehensive income (loss)”. Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. As of December 31, 2005 and December 31, 2004, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $49,000 and $137,000, respectively.

Total investments declined $17,990,000, net of $1,532,000 depreciation in the market value of AFS investments. The carrying value of investment securities, at December 31, 2005, was $97,679,000, or 18%, of total assets compared to $115,669,000, or 22%, as of December 31, 2004. During the first half of 2005, the Bank restructured approximately $19,500,000 of investment securities to enhance current earnings while simultaneously addressing the interest rate risk in the portfolio from the continued flattening of the U.S. Treasury yield curve (the “yield curve”). The restructuring included the sale and purchase of securities that re-allocated the portfolio diversification away from being heavily weighted in mortgage-backed securities. At December 31, 2005 approximately 44% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow compared to 56% at December 31, 2004.

During 2005, interest rates throughout the yield curve increased with the exception of the 30-year treasury which decreased modestly. The Federal Open Market Committee (the “FOMC”) raised short-term interest rates eight times (200 basis points) since the end of 2004. While short-term U.S. Treasury yields have shown somewhat similar increases during 2005, the medium- and long-term rates have increased at a much slower pace resulting in a flattening to a slightly inverted yield curve at the short- to mid- term range. This environment precludes a structured growth strategy within the investment portfolio due to lack of prudent investments available at adequate spreads to the Bank’s funding sources. Accordingly, the Bank used cash flows from its investment portfolio to fund high-cost time deposit outflow, repayment of overnight borrowings and fund growth in the loan portfolio rather than redeploy the funds in the securities markets. The Bank will continue to monitor the investment markets but will only add investments which are accretive to earnings.

A comparison of investments at December 31, for the three previous periods is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government agencies	$31,125,909	31.87%	$30,497,185	26.36%	$36,323,404	26.01%
Mortgage-backed securities	42,615,197	43.63	64,457,326	55.73	85,598,752	61.29
State & municipal subdivisions	13,401,874	13.72	11,199,084	9.68		9.51
Preferred term securities	10,083,084	10.32	9,034,375	7.81	13,275,289	2.87
Equity securities	452,509	0.46	480,848	0.42	449,122	0.32
Total	$97,678,573	100.00%	$115,668,818	100.00%	$139,654,074	100.00%

The distribution of debt securities by stated maturity date at December 31, 2005 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	$—	$6,804,195	$21,452,964	$2,868,750	$31,125,909
Mortgage-backed securities	—	5,836,470	8,336,361	28,442,366	42,615,197
State & municipal subdivisions	—	314,864	742,160	12,344,850	13,401,874
Preferred term securities	—	—	—	10,083,084	10,083,084
Total debt securities	$—	$12,955,529	$30,531,485	$53,739,050	$97,226,064

AFS securities are stated net of unrealized gains and losses. As of December 31, 2005, AFS debt securities were recorded with a net unrealized loss in the amount of $1,859,000. At December 31, 2005 AFS equity securities were recorded at $453,000 including an unrealized gain of $174,000.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2005, is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	—%	3.39%	3.51%	4.27%	3.56%
Mortgaged-backed securities	—	3.70	3.83	4.93	4.50
State & municipal subdivisions	—	5.24	5.96	5.75	5.75
Preferred term securities	—	—	—	6.08	6.08
Total debt securities	—%	3.57%	3.66%	5.32%	4.53%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Loans and leases

Loans and leases, net of unearned income, increased $21,595,000, or 5.6%, from $387,534,000 at December 31, 2004, to $409,129,000 at December 31, 2005. Gross loans represented 75.2% of total assets at December 31, 2005 compared to 72.2% at December 31, 2004.

In 2005, the Bank originated $27,030,000 of commercial loans, $39,398,000 of mortgage loans and $38,763,000 of consumer loans. This compares to $34,981,000, $31,368,000 and $19,671,000, respectively, in 2004. Included in mortgage loans is $18,128,000 of real estate construction lines in 2005 and $13,066,000 in 2004. In addition for 2005, the Bank originated lines of credit in the amounts of $21,008,000 for commercial borrowers, $6,756,000 in home equity lines and $153,000 for consumer borrowers. The increase in the loan portfolio was from the successful implementation and marketing strategies for residential and consumer lending, partially offset by a decline in commercial loans. Though interest rates have increased throughout 2005, the Bank’s lending activities were relatively unaffected by borrowers’ sentiment to a sustained period of rising short-term interest rates. With the flattening of the yield curve, Management believes the demand for long-term loan originations will continue throughout 2006.

Commercial and Commercial Real Estate Loans:

Net of scheduled principal curtailments, loan participation sales and pre-payments, commercial loans decreased $5,680,000 during 2005. This decrease was due primarily to the strategic decision not to renew an automobile dealer’s floor plan that was paid off.

The Bank continues to originate loans using the Small Business Administration (SBA) guaranteed loan program. Under this program, in return for the Bank funding a qualified loan, the SBA guarantees a material portion of the principal balance to the Bank. As of December 31, 2005 and 2004, the Bank had $1,793,000 and $2,002,000, respectively in SBA guaranteed loans outstanding.

Tax-free industrial development loans made to or backed by local municipalities increased from $9,898,000 at December 31, 2004 to $10,770,000 at December 31, 2005. The increase in this sector was due mainly to fund loans to local municipalities for various infrastructure and sustaining projects.

Residential Real Estate Loans:

Residential real estate loans increased $12,626,000, or 13.8%, to $103,921,000. These loans increased due to the successful implementation of various sales and marketing campaigns throughout 2005. In addition, originations of these loans remained strong due to the relative low interest rate environment.

Consumer Loans:

Consumer loans increased $12,583,000, or 20.5%, during 2005. A successful spring sales campaign, with added advertising and marketing, along with less pay downs, helped boost the home equity installment program by approximately $14,463,000.

Real Estate Construction Loans:

Real estate construction loans increased $3,579,000, or 33.7%, during 2005. Real estate construction loans consist of $12,435,000 for residential construction and $1,764,000 for commercial real estate construction. The increase was caused by the success to further develop this type of lending arrangement as well as an increase in the average loan size in 2005 compared to 2004. These loans fund residential and commercial construction projects and then convert to a residential mortgage or to a commercial real estate loan usually within one year from the origination date. Generally, the converted loans will bear the same terms as the residential or the commercial construction loans.

Direct Financing Leases:

Direct financing leases declined $1,562,000, or 70.6%, to $650,000. The last of the Bank’s automobile leases have terminated and its automobile leasing business concluded as of December 31, 2005. The remaining balance represents tax-free leasing arrangements provided to municipal customers.

A comparison of loans at December 31, for the five previous periods is as follows (all loans are domestic):

	2005	2004	2003	2002	2001
Residential real estate	$103,920,613	$91,294,401	$77,077,315	$78,132,262	$90,766,420
Consumer	74,070,328	61,487,608	62,919,070	64,300,368	73,756,002
Commercial and commercial real estate	216,288,597	221,968,137	221,275,922	202,974,155	179,043,816
Direct financing leases	650,348	2,211,978	3,685,802	6,578,720	9,961,967
Real estate construction	14,198,858	10,620,472	7,267,616	6,797,002	5,446,870
Gross loans	409,128,744	387,582,596	372,225,725	358,782,507	358,975,075
Less:
Unearned discount	—	48,423	247,119	620,704	1,256,818
Allowance for loan losses	5,984,649	5,987,798	4,996,966	3,899,753	3,741,933
Net loans	$403,144,095	$381,546,375	$366,981,640	$354,262,050	$353,976,324

Loans available-for-sale	$428,524	$576,378	$19,863,577	$28,715,355	$16,150,020

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2005	2004	2003	2002	2001
Residential real estate	25.40%	23.56%	20.71%	21.78%	25.28%
Consumer	18.10	15.86	16.90	17.92	20.55
Commercial and commercial real estate	52.87	57.27	59.45	56.57	49.88
Direct financing leases	0.16	0.57	0.99	1.83	2.77
Real estate construction	3.47	2.74	1.95	1.90	1.52
Gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2005. Excluded from the table are residential real estate loans, consumer loans and direct financing leases (dollars in thousands):

	One year	One to five	More than
	or less	years	five years	Total
Commercial and commercial real estate loans	$6,494	$33,349	$176,446	$216,289
Real estate construction	14,198	—	—	14,198
Total	$20,692	$33,349	$176,446	$230,487

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and commercial real estate loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and commercial real estate loans would normally mature after five years.

The following table sets forth the sensitivity changes in interest rates for commercial and commercial real estate loans at December 31, 2005 (dollars in thousands):

	One to five	More than
	years	five years	Total
Fixed interest rate	$12,460	$31,236	$43,696
Variable interest rate	36,561	3,334	39,895
Total	$49,021	$34,570	$83,591

Non-refundable fees or costs associated with all loan originations are deferred. Using the applicable method, either the principal reduction or straight-line method, the Bank releases the deferral as charges or credits to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10.00% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if lost, would have a material adverse effect on the business of the Bank. The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe negative business impact.

Loans available-for-sale

Generally, upon origination, certain residential mortgages, the guaranteed portions of SBA loans and student loans are classified as AFS. Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease interest income would be negatively affected. Consideration is also given to the current liquidity position and projected future liquidity needs. To better manage interest rate and prepayment risk, loans meeting these conditions may be classified as AFS. The carrying value of loans AFS are at the lower of cost or estimated fair value. If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings. Any subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS, at December 31, 2005, were $429,000, with a corresponding fair value of $434,000 compared to $576,000 and $582,000 respectively, at December 31, 2004. During 2005, residential mortgages and student loans with principal balances of $1,417,000 and $910,000, respectively were sold into the secondary market and gains of approximately $25,000 have been recognized. There were no sold SBA loans during 2005.

The Bank retains the mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Bank can continue the personal relationship developed with its customers. At December 31, 2005 and 2004, the servicing portfolio balance of sold residential mortgage loans was $47,835,000 and $57,939,000, respectively. For a further discussion on MSRs, see Note 4, “Loans and leases” contained within the notes to consolidated financial statements in Part II, Item 8.

Allowance for loan losses

Management continually evaluates the credit quality of the Bank’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses (the allowance), on a quarterly basis. The allowance reflects Management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

•                  Calculation of specific allowances required based on collateral and other objective and quantifiable;

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

Allocation of the allowance for different categories of loans is based on the methodology used by the Bank, as explained above. A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. The changes in the allocations from period to period are based upon the credit risk grading assigned from periodic reviews of the loan and lease portfolios.

Total charge-offs, net of recoveries, for the year ended December 31, 2005, were $833,000, compared to $1,159,000 in 2004. Combined consumer loan and lease financing net charge-offs decreased from $364,000, through December 31, 2004, to $141,000, through December 31, 2005. Commercial loan net charge-offs were $682,000 for the full year 2005 compared to $549,000 for 2004. Mortgage loan net-charge-offs were $10,000 in 2005 compared to $246,000 in 2004. The efforts of the collection department and improvements in portfolio quality resulted in a diminution of net charge-offs in 2005. For further discussion on the provision for loan losses, see the “Provision for loan losses” located in the Results of Operations section of Management’s Discussion and Analysis contained herein.

For a further discussion of delinquencies and net charge-offs, see the section entitled “Non-performing assets.”  Additional discussion is in Note 1 “Nature of Operations and Summary of Significant Accounting Policies – Allowance for Loan Losses” and Note 4 “Loans and Leases” contained in the notes to consolidated financial statements, and incorporated herein by reference.

Management believes that the current balance in the allowance for loan losses of $5,985,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio. Currently, Management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.46% at December 31, 2005 compared to 1.54% at December 31, 2004.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2005		2004		2003		2002		2001

Balance at beginning of period	$5,988		$4,997		$3,900		$3,742		$3,264

Charge-offs:
Commercial and all other	1,077		775		1,334		928		1,003
Real estate	21		266		503		40		119
Consumer	288		480		1,167		850		909
Lease financing	8		85		92		131		180
Total	1,394		1,606		3,096		1,949		2,211

Recoveries:
Commercial and all other	395		226		204		359		86
Real estate	11		20		34		—		3
Consumer	155		178		230		69		108
Lease financing	—		23		10		15		17
Total	561		447		478		443		214
Net charge-offs	833		1,159		2,618		1,506		1,997
Provision charged to operations	830		2,150		3,715		1,664		2,475
Balance at end of period	$5,985		$5,988		$4,997		$3,900		$3,742
Net charge-offs to average loans outstanding	0.22%		0.30%		0.68%		0.40%		0.56%
Allowance for loan loss to net charge-offs	7.18	x	5.17	x	1.91	x	2.59	x	1.87	x
Allowance for loan loss to total gross	1.46%		1.54%		1.28%		1.01%		1.00%
Loans 30 - 89 days past due and accruing	$1,609		$4,317		$3,975		$6,047		$7,156
Loans 90 days or more past due and accruing	$197		$557		$958		$2,599		$5,398
Non-accruing loans	$9,453		$9,904		$7,323		$4,000		$4,914
Allowance for loan loss to loans 90 days or more past due and accruing	30.39	x	10.75	x	5.22	x	1.50	x	0.69	x
Allowance for loan loss to non-accruing loans	0.63	x	0.60	x	0.68	x	0.98	x	0.76	x
Allowance for loan loss to non-performing loans	0.62	x	0.57	x	0.60	x	0.59	x	0.36	x
Average net loans	$385,800		$381,366		$383,226		$380,892		$352,230

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

Prior to 2003, consumer loans included credit card receivables:

	2005	%	2004	%	2003	%	2002	%	2001	%
Category
Residential real estate	$595,092	9.94	$451,349	7.54	$354,207	7.09	$383,858	9.84	$269,490	7.20
Consumer	1,180,175	19.72	966,081	16.13	884,689	17.70	1,092,140	28.01	959,408	25.64
Commercial and commercial real estate	4,035,950	67.44	4,330,285	72.32	3,699,488	74.04	2,198,783	56.38	2,197,365	58.72
Direct financing leases	14,828	0.25	40,891	0.69	42,706	0.85	81,664	2.09	136,091	3.64
Real estate construction	59,953	1.00	46,465	0.77	15,876	0.32	—	—	—	—
Unallocated	98,651	1.65	152,727	2.55	—	—	143,307	3.68	179,579	4.80
Total	$5,984,649	100.00%	$5,987,798	100.00%	$4,996,966	100.00%	$3,899,752	100.00%	$3,741,933	100.00%

Allowance for loan losses based upon the commercial loan portfolio comprised 67%, or $4,036,000, of the total allowance for loan losses at December 31, 2005, of which approximately 25% is reserved for non-performing commercial loan relationships. Collateral values were prudently valued to provide a conservative and realistic value of the collateral supporting these loans. The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets. As of December 31, 2005, non-performing assets represented 1.78% of total assets compared to 1.99% at December 31, 2004.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2005	2004	2003	2002	2001
Net loans, including loans available-for-sale	$403,573	$382,123	$386,846	$382,977	$370,126

Loans past due 90 days or more and accruing	$197	$557	$958	$2,599	$5,398
Non-accrual loans	9,453	9,904	7,323	4,000	4,914
Total non-performing loans	9,650	10,461	8,281	6,599	10,312
Restructured loans	—	—	—	1,474	—
Other real estate owned	—	163	394	262	465
Repossessed assets	19	50	73	175	158
Total non-performing assets	$9,669	$10,674	$8,748	$8,510	$10,935

Non-accrual loans to net loans	2.34%	2.59%	1.89%	1.04%	1.33%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.40%	2.79%	2.26%	2.22%	2.95%
Non-performing assets to total assets	1.78%	1.99%	1.52%	1.47%	1.92%
Non-performing loans to net loans	2.39%	2.74%	2.14%	1.72%	2.79%

In the review of loans for both delinquency and collateral sufficiency, Management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing loans for the period is attributed to commercial business loans and real estate loans in the process of foreclosure. Most of these loans are collateralized thereby reducing the Bank’s potential for loss. In 2005, non-performing loans were reduced by $811,000, or 7.8%, to $9,650,000. Repossessed assets were $19,000 at December 31, 2005 compared to $50,000 in 2004. All repossessed vehicles, except one, were sold prior to year-end 2005. There was no other real estate owned (ORE) at year-end 2005 as all previously foreclosed real estate had been listed with realtors and sold prior to the end of year. The non-accrual loans were $9,453,000 at December 31, 2005 a reduction of $451,000, or 4.6%, from year-end 2004. During 2005 approximately $4,604,000 of loans were placed in non-accrual status. This was more than offset by payoffs or pay downs of $2,810,000, charge offs of $1,131,000, $245,000 in transfers to foreclosed assets and $869,000 of loans that returned to performing status. Loans past due 90 days or more and accruing, declined by 64.6%, to $197,000, at December 31, 2005. As a result, the percentage of non-performing assets to total assets declined to 1.78% at December 31, 2005, compared to 1.99% for the prior year end and non-performing loans to net loans declined to 2.39% at December 31, 2005, from 2.74% at December 31, 2004.

Repossessed assets consist of previously financed vehicles held for sale. Subsequent to the loan or lease maturity, the borrower or lessee defaulted on their contract and the Company repossessed the unit. Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the allowance for loan losses.

Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. During 2005, the Bank collected $241,000 of interest income recognized on the cash basis. If all non-accrual loans had been performing in accordance with their original terms, the Bank would have recorded interest income, with respect to such loans, of $1,575,000 for the year ended December 31, 2005.

Bank premises and equipment, net

The Bank’s premises and equipment increased $520,000, net of accumulated depreciation, due primarily to the land acquisition for anticipated future branch expansion. Branch expansion plans will result in future additions to bank premises and equipment during the periods the assets are placed in service. During 2005, the Bank purchased approximately $1,740,000 in premises and equipment compared to $278,000 in 2004.

Foreclosed assets held for sale

Other Real Estate Owned

During 2005, properties acquired in foreclosure were listed with realtors for sale and subsequently sold. As a result, there were no foreclosed real estate properties owned by the Bank at December 31, 2005 compared to $163,000 at December 31, 2004.

Repossessed Assets

Continued improvement in the turn-around time on sales of repossessed vehicles resulted in a decline in repossessed assets from $50,000 at December 31, 2004 to $19,000 as of December 31, 2005.

Terminated lease assets held for sale

Terminated lease assets are vehicles that were lease-financed by the Company with contractual terms fulfilled. Pursuant to the lease agreement, the vehicles are returned to the Company and recorded on the books in other assets at the residual value. These vehicles are subsequently sold as soon as practicable. The difference between sales price and residual value, if any, is charged against current earnings. Simultaneously, a claim is submitted to the Company’s residual insurance carrier for payment. Receipt of any residual insurance proceeds is then credited to current earnings. All vehicles which were returned to the Bank were subsequently sold prior to December 31, 2005. The Bank’s vehicle lease program has expired and future periods’ results of operations should be minimally impacted and limited to residual insurance claims that will be received in 2006.

Cash surrender value of bank owned life insurance

The Bank maintains bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the Bank is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax-free advantage to the Bank. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI can be liquidated, if necessary, with tax costs associated. However, the Bank intends to hold this pool of insurance, because it provides income that enhances the Bank’s capital position. Therefore, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Results of Operations

Earnings Summary:

The Company’s results of operations depend primarily on net interest income. Net interest income is the difference between interest income and interest expense. Interest income is generated from yields on interest-earning assets which consist principally of loans and investment securities. Interest expense is incurred from rates paid on interest-bearing liabilities which consist of deposits and borrowings. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in our marketplace.

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes. Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from the sales of loans and securities AFS and from the sales of ORE. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans. The properties underlying the Company’s mortgages are concentrated in northeastern Pennsylvania. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties and levels of occupancy of multi-family dwellings.

Overview

Net income for the year ended December 31, 2005 increased to $4,592,000, or 36%, from $3,364,000 for the year ended December 31, 2004. Diluted earnings per common share increased to $2.25 for the year ended December 31, 2005 compared to $1.67 for the year ended December 31, 2004. Return on average assets (ROA) and return on average shareholders’ equity (ROE) improved to 0.86% and 9.64%, respectively, for the year ended December 31, 2005 from 0.61% and 7.51%, respectively, in 2004. The improvement in net income was the result of an increase in net interest income and a decrease in the provision for loan losses partially offset by increases in other expenses and the provision for income taxes. The improvements in ROA and ROE from 2005 to 2004 were primarily the result of improved net income.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2005, 2004 and 2003 (dollars in thousands):

	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets

Interest-bearing deposits	$540	$14	2.67%	$637	$6	0.93%	$761	$6	0.79%

Investments:
U.S. government agencies	31,976	1,171	3.66	36,360	1,333	3.67	26,550	1,035	3.90
Mortgage-backed securities	54,257	2,328	4.29	73,939	3,029	4.10	99,050	3,451	3.48
State and municipal	13,203	837	6.34	11,618	739	6.36	10,953	716	6.53
Other	14,126	643	4.55	10,213	291	2.85	8,206	241	2.94
Total investments	113,562	4,979	4.38	132,130	5,392	4.08	144,759	5,443	3.76

Loans:
Commercial	216,385	13,646	6.31	223,660	12,172	5.44	212,351	11,813	5.56
Consumer	53,675	3,548	6.61	47,030	3,321	7.06	51,836	3,879	7.48
Real estate	120,407	7,237	6.01	113,589	6,737	5.93	117,939	7,386	6.26
Direct financing leases	1,387	83	6.01	3,013	201	6.66	4,546	319	7.02
Credit cards	—	—	—	—	—	—	427	43	10.13
Total loans	391,854	24,514	6.26	387,292	22,431	5.79	387,099	23,440	6.06

Federal funds sold	1,866	49	2.60	1,530	17	1.13	3,919	46	1.17

Total earning assets	$507,822	$29,556	5.82%	$521,589	$27,846	5.34%	$536,538	$28,935	5.39%

Interest-bearing liabilities
Deposits:
Savings	$48,273	$450	0.93%	$41,860	$219	0.52%	$40,439	$255	0.63%
NOW	52,244	666	1.28	37,312	121	0.32	39,949	173	0.43
MMDA	24,183	438	1.81	30,394	383	1.26	18,584	243	1.31
Time deposits < $100,000	85,612	2,534	2.96	99,390	3,020	3.04	117,852	4,602	3.90
Time deposits > $100,000	89,076	2,821	3.17	105,813	2,974	2.81	132,630	4,732	3.57
Clubs	1,781	19	1.07	1,759	19	1.08	1,727	26	1.50
Total deposits	301,169	6,928	2.30	316,528	6,736	2.13	351,181	10,031	2.86

Repurchase agreements	35,106	634	1.81	41,695	464	1.11	41,355	503	1.22

Borrowed funds	82,114	4,159	5.06	78,318	3,980	5.08	69,471	3,703	5.33

Total interest-bearing liabilities	$418,389	$11,721	2.80%	$436,541	$11,180	2.56%	$462,007	$14,237	3.08%

Net interest income		$17,835			$16,666			$14,698

Net interest spread			3.02%			2.78%			2.31%

Net interest margin			3.51%			3.20%			2.74%

Total average assets	$536,262			$550,223			$571,429

Average non-interest bearing deposits	$67,093			$66,006			$60,985

In the above table, interest income was adjusted to a tax-equivalent basis to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison between yields on interest-earning assets. The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%. Loans include loans AFS and non-accrual loans but exclude the allowance for loan losses. Within consumer loans, direct financing leases are presented net of unearned interest.

Average balances are based on amortized cost and do not reflect unrealized gains or losses. Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities. Net interest margin represents net interest income divided by total average interest-earning assets.

Changes in net interest income are a function of both changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by the prior period rate), (2) the changes attributable to changes in interest rates (changes in rates multiplied by prior period volume) and (3) the net change. The combined effect of changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. Tax-exempt income was not converted to a tax-equivalent basis on the rate/volume analysis (dollars in thousands):

	Years ended December 31,
	2005 Compared to 2004			2004 Compared to 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Mortgage	$409	$91	$500	$(268)	$(381)	$(649)
Commercial	(375)	1,778	1,403	605	(195)	410
Consumer	294	(182)	112	(484)	(245)	(729)
Total loans and leases	328	1,687	2,015	(147)	(821)	(968)
Investment securities, interest- bearing deposits and federal funds sold	(800)	410	(390)	(1,042)	943	(99)
Total interest income	$(472)	$2,097	$1,625	$(1,189)	$122	$(1,067)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	$(823)	$680	$(143)	$(858)	$(900)	$(1,758)
Other	25	310	335	(184)	(1,353)	(1,537)
Total deposits	(798)	990	192	(1,042)	(2,253)	(3,295)
Other interest-bearing liabilities	(100)	449	349	337	(99)	238
Total interest expensee	$(898)	$1,439	$541	$(705)	$(2,352)	$(3,057)
Net interest income	$426	$658	$1,084	$(484)	$2,474	$1 ,990

The yield curve, which flattened in 2004 and continued to flatten (mid- and long-term rates rising much slower than short-term rates), in 2005 presented challenges in 2005 that will likely continue in 2006. The Federal Reserve Bank increased the discount rate eight times in 2005. The discount rate is the rate at which the Federal Reserve Bank lends overnight funds to banks. In response to these actions, national prime also increased during of 2005. National prime, the benchmark rate banks use to set rates on various lending and other interest sensitive products, also increased eight times, at 25 basis point increments each, for a total increase of 200 basis points from 5.25% at December 31, 2004 to 7.25% at December 31, 2005.

The weighted-average national prime rate increased to 6.19% in 2005 compared to 4.34% in 2004. This difference has continued to increase the yield on the Bank’s interest-earning assets that had largely begun in 2004 continued into 2005 and should continue into 2006 as new product is originated and variable-rate loans re-price to these higher rates.

As market rates rise along with the increase in national prime, loan originations, renewing commercial and residential loans and lines of credit should price above the average 2005 portfolio yields. In addition, the increase in the Treasury yields and other capital market rates could have a favorable impact on the Bank’s total investment portfolio by increasing yields which had begun during the latter part of 2004 and should continue within this rising rate environment. As expected, the relative and predominant higher interest rate environment during 2005 had a positive influence on the Bank’s interest-earning assets. Total interest income increased 5.9%, from $27,395,000 in 2004 to $29,020,000 in 2005 and further, caused the tax-equivalent yield on earning assets to increase 48 basis points. The Bank should continue to see an increase in the tax-equivalent yield on its interest-earning assets during the current increasing interest rate environment.

Interest expense increased $541,000, or 4.8%, from $11,180,000 in 2004 to $11,721,000 in 2005. The cost of interest-bearing liabilities increased 24 basis points in 2005. The increased interest rate environment, in particular at the short- to mid-term range of the yield curve required the Bank to increase offering rates on most deposit products. The bulk of the rate increases impacted the Bank’s interest expense during 2005’s fourth quarter where interest expense grew $568,000 compared to the fourth quarter of 2004. Of this increase, approximately $388,000 was from deposits. Partially offsetting the increases in rates paid on interest-bearing deposit liabilities was an overall decrease in the average-balances on which they are paid. Average balances in deposits decreased $15,359,000 during 2005, consisting of a $30,515,000 decrease from high-costing time deposits and an increase in lower costing savings, club and transactional interest-bearing deposits of $15,156,000. The increase in these lower costing core deposits coupled with the decline in time deposits helped contain the interest expense increase in deposits to $192,000 for the year ended 2005 compared to the year ended 2004. The weighted-average interest rate paid on borrowed funds decreased two basis points in 2005 compared to 2004. The Bank paid off $5,000,000 of matured high costing FHLB borrowings at the end of 2004 which had the effect or reducing the overall 2005 rate paid on this funding source. The increase in offering rates of the Bank’s repurchase agreements (repo) was the principal reason for the $170,000 increase in repo interest expense.

As a result of the mix of the Bank’s interest sensitive assets and liabilities and the varying affects that the slope of the interest rate yield curve has had during 2005, net interest income increased $1,084,000, or 6.7%, from $16,215,000 in 2004 to $17,299,000 in 2005. On a tax-equivalent basis, the net interest rate spread improved 24 basis points from 2.78% to 3.02% and the tax-equivalent margin improved 31 basis points, from 3.20% in 2004 to 3.51% in 2005, respectively.

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

The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio. The Bank’s Special Asset Committee meets periodically to review problem loans and leases. The committee is comprised of Bank Management, including the chief risk officer, loan workout officers and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

•      Changes in risk selection and underwriting standards

•      Changes in lending policies, procedures and practices

•      Experience, ability and depth of lending management

•      National and local economic trends and conditions

•      Changes in credit concentrations

The provision for loan losses was $830,000, for the year ended December 31, 2005, compared to $2,150,000 in 2004. As a result, the allowance for loan losses was $5,985,000 at December 31, 2005, compared to $5,988,000 at December 31, 2004. The significant reduction in the provision was due to the improved quality of the portfolio coupled with a decline in loans migrating to non- performing status. Non-performing loans, which consist of loans past due 90 days or more and non-accrual loans declined $811,000, or 7.7%, to $9,650,000 at December 31, 2005, from $10,461,000, at December 31, 2004. The reduction was both in non-accrual loans which declined by $451,000 to $9,453,000 at December 31, 2005, and a decline of $360,000 in loans past due 90 days or more and still accruing. Additions to the commercial lending staff resulted in improved management of the loan portfolio which enabled us to follow up sooner on delinquent loans thereby reducing the level of delinquencies and preventing their migration to non-accrual status.

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

For the year ended December 31, 2005, other income was $4,165,000, or essentially unchanged from 2004. A $432,000 increase in charges on deposit accounts and loan fees and net gains from the sales of ORE properties largely offset lower net gains from the sales of investment securities and mortgage loans, declines in fees earned from trust and asset management services and increased losses from the final sales of terminated leased automobiles. Most of the loans originated for sale into the secondary market began in the second half of 2005 at the time when levels and interest rates on new fixed-rate loan originations began to increase to a point that loan retention did not support the Bank’s interest rate risk profile. The Bank’s automobile leasing program has expired and there are no intentions to re-enter the automobile leasing business. Results of operations from this portfolio have substantially concluded with the final terminated leased vehicle disposed of in December 2005. In 2006, no more losses from the sales of leased vehicles are expected, however there may be an insignificant amount of residual insurance from claims that were submitted in 2005.

Other expense

For the twelve months ended December 31, 2005, other operating expenses were $14,577,000 or $750,000 more than the $13,827,000 recorded in the same period of 2004. Salary and employee benefit costs increased $327,000, or 5%, for the twelve months ended December 31, 2005 compared to the same period in 2004. The increase was primarily due to filling vacancies in key functional areas and annual merit and incentive increases.

Premises and equipment increased $123,000, or 4%, in 2005 compared to 2004. Of this increase, equipment maintenance increased by approximately $95,000 due to more repairs in 2005 and increases related to maintenance contract renewals.

Advertising and marketing related expenses increased $190,000, or 44%, during the year ended 2005 compared to the year ended 2004. The increase was related to a number of new and increased marketing activities during 2005 including: a significant increase in the volume of mass mailing resulted from the utilization of a new marketing software system, that helps identify and target specific demographic profiles in a defined marketing area; more advertising spending due to a wide variety of campaigns capitalizing on market opportunities; more costs related to point-of-sale signage due to the completion of rolling out a merchandising system and finally, during 2005, the Bank took advantage of more sponsorship opportunities, and participated in more community events than in 2004. Finally, a redesigned website went on-line in September that offered our customers an interactive means to both open new accounts and communicate with the Bank as well as performing numerous customer-initiated transactions. The focus in 2006 will be to grow and strengthen our existing customer relationships, while building profitable deposit, loan and financial services with newly acquired customers.

The increase in all other components of other operating expenses was primarily caused by $146,000 more professional service fees incurred in 2005 compared to 2004 related to increases for the annual independent financial audit, costs related to the pre-implementation of the Sarbanes-Oxley §404 compliance process and costs for participation in the Bank-wide management skills development and sales training programs. Components of other operating expense also include office supplies, printing, communications and data processing which did not vary significantly for the twelve months ended December 31, 2005 compared to the same period in 2004.

The ratio of non-interest expense less non-interest income to average assets at December 31, 2005 and 2004 was 1.93% and 1.69%, respectively. The increase was caused predominantly by higher expenses but continues to perform favorably compared to the Uniform Bank Performance Report peer comparison groups.

Provision for income taxes

Income before provision for income taxes in 2005 increased $1,658,000 from 2004. The effective federal income tax rate was 24.2% and 23.5% for the years ending December 31, 2005 and 2004, respectively. The effective tax rate increase is attributed to a combined increase in pre-tax earnings and a decrease in tax-free interest income.

Comparison of Financial Condition as of December 31, 2004 and 2003

Deposits

Total deposits decreased $35,827,000, or 9%, during 2004 to $365,315,000. Total average deposits decreased $29,619,000, or 7%, from $412,068,000 at December 31, 2003 to $382,449,000 at December 31, 2004. The decrease in deposits was primarily due to a $36,911,000 decrease in CDs to $184,683,000 at December 31, 2004 from $221,595,000 at December 31, 2003. Core deposits decreased $16,956,000, or 6%, during 2004 to $271,629,000. Approximately $18,000,000 of this decline was caused by time deposit run-off. NOW and money market accounts decreased $2,869,000 and $678,000, respectively while non-interest bearing and savings deposits increased $4,631,000, in total. However, on average, money market accounts increased $11,800,000. In 2003, the Bank developed a tiered money market checking account which customers found attractive through 2004 and helped capture time deposit run-off. The average balance of DDAs increased $5,056,000, or 8%, during 2004.

During 2004, the Bank’s deposit mix continued to be heavily concentrated in time deposits but relative to total deposits, continued its downward trend. As of December 31, 2004, time deposits represented 51% of total deposits, down from 55% at December 31, 2003.

Short-term borrowings

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

Long-term debt

The weighted-average rate on funds borrowed at December 31, 2004, was 5.06%. The weighted-average rate was 28 basis points below the tax-equivalent yield of 5.34% on average earning-assets for the year ended December 31, 2004. Rates on $58,000,000 of long-term debt advances are fixed but may adjust quarterly, should market rates increase beyond the issue’s original rate. At December 31, 2004, similar FHLB advances were 261 basis points below the average rate paid by the Bank.

During the third quarter of 2004, the Bank entered into a leveraged transaction and borrowed a total of $5,000,000 to purchase preferred term securities. The three-month interest rate reset intervals for both the purchased securities and the borrowing that funded them, are evenly matched and therefore will be accretive to earnings. The new borrowings mature in 2006 and 2007 and carried a weighted-average interest rate of 2.61% at December 31, 2004. In addition, during the fourth quarter of 2004, the Bank paid off a matured $5,000,000 borrowing that carried an interest rate of 5.92%. The effect of these transactions helped reduce the overall weighted-average rate of the Bank’s long term debt.

Accrued expenses and other liabilities

Time deposit run-off and rate reductions on high-cost funds caused accrued interest payable to decrease from $1,270,000 at December 31, 2003, to $985,000 at December 31, 2004.

At December 31, 2004, other liabilities included a balance due on a $453,000 retirement obligation recorded in the second half of 2004. The liability represented the present value of an obligation for certain benefits, to be paid periodically in future years.

Investments

Total investments declined $23,985,000, net of a $170,000 appreciation in the market value of AFS investments. The carrying value of investment securities, at December 31, 2004, was $115,669,000, or 22%, of total assets compared to $139,654,000, or 24%, as December 31, 2003. At December 31, 2004 approximately 56% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. At that same time, agency bonds and municipal bonds comprised 26% and 10% of the investment portfolio, respectively. During 2004, the Bank increased its position in preferred term securities. See the discussion under “Long-term debt” above for a further discussion on this transaction. Preferred Term Securities, Ltd. pools trust preferred securities issued by banks and insurance companies. These issuers utilize trust preferred securities because they are afforded favorable capital treatment and provided a tax deduction for the interest paid. Preferred Term Securities, Ltd., in turn, issue securities that are backed by obligations of these issuers, which are asset backed securities that have multiple classes, each with different credit ratings. The fact that these securities are backed by multiple issuers with geographic dispersion, have size limits per issuer which enhance credit appeal, afforded lower regulatory risk-weighting and float without a cap at three-month LIBOR make these securities attractive within a low interest rate environment.

With the relatively low, but increasing, market interest rate environment throughout 2004, higher yielding U.S. Government Agency bonds along with state and municipal securities of $14,195,000 were called. This compares to $24,810,000 in 2003 and $90,600,000 in 2002. The increase in the U.S. Treasury yields during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the fourth quarter of 2003 and continued during 2004. As a result, prepayments on the Bank’s portfolio of mortgage-backed securities had subsided significantly. Prepayments during 2004 amounted to $18,643,000, compared to $60,127,000 in 2003.

During the first half of 2004, interest rates throughout the yield curve increased. The Federal Open Market Committee raised short-term interest rates five times (125 basis points) since the end of June 2004. While short-term U.S. Treasury yields had shown somewhat similar increases during the second half of 2004, medium- and long-term rates had somewhat decreased resulting in a flattening of the yield curve. Accordingly, the Bank used a significant amount of the cash flows from its investment portfolio to fund high-cost time deposit outflow and repayment of overnight borrowings rather than redeploy the funds in the securities markets.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2004, was as follows:

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

Loans and leases

Loans and leases, net of unearned income, increased $15,555,000, or 4.2%, from $371,979,000 at December 31, 2003, to $387,534,000 at December 31, 2004. Gross loans represented 72.2% of total assets at December 31, 2004.

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

Loan refinancing to lower interest rates that began in 2002 and accelerated through 2003 had subsided in 2004 - in response to anticipated increases in short-term interest rates and volatility in the mid- and long-term rates of the yield curve. The Bank expects the loan pre-payment and refinance activity to be minimal in the near-term.

Commercial and Commercial Real Estate Loans:

Net of scheduled principal curtailments (run-off), loan participation sales and pre-payments, commercial loans increased $692,000 during 2004. This increase was primarily due to increased lending within the small business community.

Tax-free industrial development loans increased from $9,020,000 at December 31, 2003 to $9,898,000 at December 31, 2004. The increase in this sector was due mainly to fund loans to local municipalities for various infrastructure and sustaining projects.

Residential Real Estate Loans:

Residential real estate loans increased $14,217,000, or 18.4%, to $91,294,000. These loans increased due to the transfer, from the available-for-sale to the loan portfolio which is described in more detail in the, “Loans available-for-sale,” section, below. In addition, originations of these loans remained strong due to the sustained relative low interest rate environment.

Consumer Loans and Direct Financing Leases:

Consumer loans and direct-financing leases decreased $2,905,000, or 4.4%, during 2004. The home equity installment loan portfolio, included within the consumer loans, experienced declines due to prior year’s refinancing into lower rate mortgages. In addition, the combined effect of run-off and decision to no longer originate direct financing leases brought about the overall decline in consumer loans.

Real Estate Construction Loans:

Real estate construction loans increased $3,353,000, or 46.1%, during 2004. Real estate construction loans consisted of $8,095,000 for residential construction and $2,526,000 for commercial real estate construction.

Loans available-for-sale

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

Foreclosed assets held for sale

Real estate acquired through foreclosure decreased by $231,000, due to the sale of foreclosed properties during the year. An increase in the turn-around time on sales of repossessed vehicles has resulted in a net decrease of $23,000 in other repossessed assets.

Comparison of the Results of Operations for the Years December 31, 2004 and 2003

Results of Operations

Net interest income

The Federal Reserve Bank increased the discount rate five times in 2004. In response to these actions, national prime increased during the second half of 2004. National prime increased five times at 25 basis point increments each, for a total increase of 1.25% from 4.00% at December 31, 2003 to 5.25% at December 31, 2004.

There was a 22 basis point differential between the weighted-average rate of national prime in 2004 compared to 2003. The weighted-average rate of national prime in 2004 and 2003 was 4.34% and 4.12%, respectively. This difference increased the yield on the Bank’s interest-earning assets as new product was originated and variable-rate loans re-priced to higher rates.

The increase in the U.S. Treasury yields during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the latter part of 2003 which continued during 2004. As market rates rose along with the increase in national prime, loan originations, renewing commercial and residential loans and lines of credit priced above the average 2003 portfolio yields. In addition, Treasury yields and slowing mortgage refinance activity positively impact the investment portfolio, increasing yields which had begun during the third quarter of 2004. The predominant low interest rate environment during 2004, resulting from economic conditions, had a negative affect on earning assets, causing total interest income to decrease 3.8%, from $28,462,000 in 2003 to $27,395,000 in 2004 and further caused the tax-equivalent yield on earning assets to decrease 5 basis points.

Interest expense decreased 21.5%, from $14,237,000 in 2003 to $11,180,000 in 2004. The cost of interest-paying liabilities decreased 52 basis points in 2004. Rates paid on maturing time and retained transactional deposit products were reduced to market deposit rates throughout 2004. However, certain contractual based, long-term time deposit products and borrowings, which must reach maturity before they can re-price, continued to pay at above market rates. The low-cost overnight funding needs and the addition of the low-costing $5,000,000 FHLB borrowings during the third quarter and the payoff of the higher costing $5,000,000 FHLB borrowing in the fourth quarter helped reduce the average cost of these funding sources 25 basis points.

As a result, net interest income increased $1,990,000, or 14%, from $14,225,000 in 2003 to $16,215,000 in 2004. On a tax-equivalent basis, the net interest rate spread improved 47 basis points from 2.31% to 2.78% and the tax-equivalent margin improved 36 basis points, from 2.74% in 2003 to 3.20% in 2004.

Provision for loan losses

The provision for loan losses was $2,150,000, for the year ended December 31, 2004, compared to $3,715,000 in 2003. As a result, the allowance for loan losses was $5,988,000 at December 31, 2004, compared to $4,997,000 at December 31, 2003. Non-performing loans increased $2,180,000, or 26%, to $10,461,000 at December 31, 2004, from $8,281,000, at December 31, 2003. Of this increase, non-accrual loans increased $2,581,000 in 2004. The amount provided for loan losses, for the year ended December 31, 2004, was driven by increasing the allowance for loan losses to match the risk profile inherent to the loan portfolio.

Other income

For the year ended December 31, 2004, other income was $4,161,000 or $22,000 less than the $4,183,000 recorded in 2003. Of this decrease approximately $404,000 was related to a decline in net gains recognized from the sales of loans AFS into the secondary market. The decline in loan sales was the result of the slowing of the mortgage refinance activity that was propelled, during 2003, by relatively low interest rates and the anticipated rise in interest rates on mortgage and other loan products. In addition, recognized net gains from sales of securities AFS declined from $329,000 in 2003 to $9,000 in 2004. Partially offsetting these decreases was growth in service charges on deposit related accounts by approximately $309,000 in 2004 compared to 2003. During 2004, the Bank’s trust and asset management services combined for an increase in fees of $59,000 compared to 2003.

Items further impacting other income included the reduction in recorded losses on sales of full-term leased assets in the amount of $291,000 for the twelve months ended December 31, 2004. This compares to losses in 2003 of $409,000. In addition, amortization of mortgage servicing rights (an offset service fee income) declined $206,000 for the year ended 2004 compared to 2003. The decrease was due to the lower volume of mortgage prepayments and mortgage re-financing in 2004.

Other expense

For the twelve months ended December 31, 2004, other operating expenses were $13,827,000 or $924,000 more than the $12,903,000 recorded in the same period of 2003. Salary and employee benefit costs increased $366,000 for the twelve months ended December 31, 2004 compared to the same period in 2003. The increase was primarily due to the staffing of new key management positions as well as annual merit increases on compensation costs and the related incremental payroll taxes thereon. In addition, the Bank continued to experience escalating costs of various employee benefit programs. In 2004, the cost to provide health insurance premiums to the Bank’s employees increased 21% from 2003. Advertising expenses increased $95,000, or 28%, during the year ended 2004 compared to the year ended 2003. The increase in advertising was due to implementation of direct marketing programs with focus on brand awareness and the acquisition of core deposits. A more scientific approach to buying media was instituted, using various marketing models to reach a more targeted audience. This led to the purchase of alternative media resources, such as television spots and “screen vision” at a local unaffiliated movie theater complex that it did not use during 2003. In addition, the Bank used more radio advertising in 2004 compared to 2003. The increase in the other operating expenses was primarily the result of recording an incremental obligation related to the retirement benefit for the Company’s former chairman and president in the amount of $476,000. The retirement benefit represents a present value obligation for certain benefits, to be paid periodically in the future, that include payments, reduced by appropriate taxes, and estimated medical insurance reimbursements.

The ratio of non-interest expense less non-interest income to average assets at December 31, 2004 and 2003 was 1.69% and 1.68%, respectively. This ratio performed favorably to the Uniform Bank Performance Report peer comparison groups.

Provision for income taxes

Income before provision for income taxes in 2004 increased $2,610,000 from 2003. The effective federal income tax rate was 23.5% and 8.2% for the years ending December 31, 2004 and 2003, respectively. The effective tax rate increase is contributed to a decreased portion of combined tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the BOLI representing a smaller percentage of pre-tax earnings.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with the overall interest rate management strategy. These instruments involve, to a varying degree, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments, lease obligations and derivative instruments.

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The Bank does not expect to incur significant increases in lease payments on any of its existing leased facilities that would have a material impact on the Company’s results of operations.

The following table presents, as of December 31, 2005, the Company’s significant determinable contractual obligations by payment date and significant commitments. The payment amounts represent those amounts contractually due to the recipient, excluding interest (dollars in thousands):

			Over one	Over three
		One year	year through	years through	Over
	Total	or less	three years	five years	five years

Contractual obligations:
Certificate of deposits	$161,072	$107,156	$33,944	$19,926	$46
Long-term debt	83,704	11,168	19,536	48,000	5,000
Repurchase agreements	26,912	19,822	7,090	—	—
Operating leases	5,125	357	647	620	3,501

Significant commitments:
Letters of credit	4,508	701	986	—	2,821
Loan commitments *	11,220	11,220	—	—	—

Total	$292,541	$150,424	$62,203	$68,546	$11,368

* Available credit to borrowers in the amount of $56,700 is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding and therefore, the credit may or may not be disbursed by the Bank.

Related Party Transactions

Information with respect to related parties is contained in Note 15, “Related Party Transactions” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

Impact of Accounting Standards and Interpretations

Information with respect to the impact of accounting standards is contained in Note 18, “Recent Accounting Pronouncements” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which require measurement of our financial condition and results of operations in terms of historical dollars without considering the changes in the relative purchase power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial businesses, most all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation as interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier I capital to total risk-weighted assets (“Tier I Capital”) of 4% and Tier I capital to average total assets (“Leverage Ratio”) of at least 4%. Additional information with respect to capital requirements is contained in Note 14, “Regulatory Matters” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

The Company’s major source of capital has been from the retention of equity in undistributed earnings of the Bank, as reflected below:

	Net	Dividends	Earnings
	income	declared	retained

2005	$4,591,697	$1,624,263	$2,967,434
2004	3,364,474	1,610,423	1,754,051
2003	1,643,248	1,601,898	41,350
2002	4,046,173	1,526,371	2,519,802
2001	3,848,136	1,426,097	2,422,039

Capital was further increased in 2005 through the Company’s Dividend Reinvestment Plan (DRIP). Shareholders reinvested $491,000 in dividends to purchase additional shares of stock. In addition, through the Employee Stock Purchase Plan, employees invested approximately $32,000 in the Company’s common stock in 2005.

Capital was negatively impacted by changes in market rates. The Bank’s investments, reacting to market changes, resulted in a $1,011,000 decline, net of deferred income taxes, in the fair value of AFS investments. At December 31, 2004, the Bank reported a net unrealized loss of $101,000 on AFS securities compared to a net unrealized loss of $1,112,000 as of December 31, 2005. Fluctuations in the capital markets may cause frequent changes in the fair value of AFS securities. Further declines in value of the Bank’s AFS securities should not be construed as a weakness in the capital position of the Company. The Company monitors market conditions closely and is prepared to take remedial action when appropriate.

During 2003, 12,720 shares of common stock became available on the open market. The Company purchased the stock for $458,000 with the intention to reissue the stock under the DRIP and Employee Stock Purchase Plan. During 2004, the remaining 5,227 shares of treasury stock were reissued under the DRIP and Employee Stock Purchase Plan.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank. Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock. Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of both loans and investments AFS, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

At December 31, 2005, the Company maintained $12,595,000 in cash and cash equivalents. In addition, the Company had $429,000 of loans AFS and $95,682,000 in investments AFS. This combined total of $108,706,000 represented 20% of total assets at December 31, 2005. Management believes this level of liquidity to be strong and adequate and to support current operations.

The Company considers its primary source of liquidity to be its core deposit base consisting of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices and marketing efforts. At December 31, 2005, approximately 70% of the Company’s assets were funded by deposits and an additional 9% of the assets were funded by the Company’s equity. The company expects to grow these two components, which provides a substantial and steady source of funds.

As detailed in the statement of cash flows incorporated by reference, total cash and cash equivalents had a net increase of $2,378,000 during 2005. Cash from operations increased $6,762,000 fueled by increased earnings. The increase from financing activities was due principally to a net increase in deposits, partially offset by reduced borrowings. The use of funds in investing activities was due to increased lending activities partially offset by cash inflow from reductions in the investment portfolio.

At December 31, 2005, the Bank had approximately $65,000,000 in unused sources of borrowed funds available to meet liquidity requirements, if needed. The sources were the approximated borrowing capacity at the Federal Reserve Bank of Philadelphia of $10,000,000 along with available funding at the FHLB of $55,000,000.

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

Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (ALCO), which is comprised of senior management and members of the board of directors. ALCO meets quarterly to monitor the relationship of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk is a regular part of managing the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

To manage this interest rate sensitivity gap position, an asset/liability model called cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2005 the Bank maintained a one-year cumulative negative gap of $35.0 million or -6.44% of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of increasing interest rates. Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

Certain shortcomings are inherent in the method of analysis discussed above and presented in the next table. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2005 (dollars in thousands):

	Interest sensitivity gap at December 31, 2005
	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$96	$—	$—	$12,499	$12,595
Investment securities (1)(2)	9,248	12,523	18,957	61,579	102,307
Loans (2)	120,433	64,542	88,935	129,663	403,573
Fixed and other assets	—	7,892	—	17,694	25,586
Total assets	$129,777	$84,957	$107,892	$221,435	$544,061
Total cumulative assets	$129,777	$214,734	$322,626	$544,061

Non-interest bearing transaction deposits (3)	$—	$7,036	$19,349	$43,976	$70,361
Interest-bearing transaction deposits (3)	49,189	49,839	39,263	9,775	148,066
Time deposits	30,024	77,133	33,970	19,945	161,072
Repurchase agreements	19,565	931	6,417	—	26,913
Short-term borrowings	1,860	—	—	—	1,860
Long-term debt	7,716	6,475	16,514	52,999	83,704
Other liabilities	—	—	—	3,239	3,239
Total liabilities	$108,354	$141,414	$115,513	$129,934	$495,215
Total cumulative liabilities	$108,354	$249,768	$365,281	$495,215

Interest sensitivity gap	$21,423	$(56,457)	$(7,621)	$91,501

Cumulative gap	$21,423	$(35,034)	$(42,655)	$48,846

Cumulative gap to total assets	3.94%	-6.44%	-7.84%	8.98%

(1)           Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2005 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2005 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	2.9%	(10.3)%
Net income	8.6	(28.0)

Economic value at risk:
Percent change in:
Economic value of equity	(25.0)	0.80

Economic value of equity as a percent of total assets	(2.59)	0.08

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2005, the Company’s risk-based capital ratio was 13.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2006, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$18,496	$521	2.9%
+100 basis points	18,249	274	1.5
Flat rate	17,975	—	—
-100 basis points	17,357	(618)	(3.4)
-200 basis points	16,123	(1,852)	(10.3)

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

Supervision and Regulation

The following is a brief summary of the regulatory environment in which the Company and the Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to the Company and the Bank can affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether legislation will ultimately be enacted, and if enacted, the ultimate effect that it or implementing regulations would have on our financial condition or results of operations. While banking regulations are material to the operations of the Company and the Bank, it should be noted that supervision, regulation, and examination of the Company and the Bank are intended primarily for the protection of depositors, not shareholders.

Recent Legislation

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

Sarbanes-Oxley Act of 2002.   In July, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Due to the SEC’s extensive role in implementing rules relating to many of the Act’s requirements, the final scope of these requirements remains to be determined, however, compliance with the Act is expected to impact the ongoing cost of doing business of the Company.

The Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Federal and State Legislation

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

Future Outlook

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As disclosed in Note 1 to the consolidated financial statements, the Company changed the classification of loans available-for-sale in the consolidated statement of cash flows.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Scranton, Pennsylvania
February 3, 2006

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31, 2005 and 2004

	2005	2004

Assets:
Cash and due from banks	$12,525,723	$9,013,060
Interest-bearing deposits with financial institutions	68,817	1,203,334

Total cash and cash equivalents	12,594,540	10,216,394

Available-for-sale securities	95,681,654	112,612,513
Held-to-maturity securities	1,996,919	3,056,305
Federal Home Loan Bank Stock	4,628,200	4,568,700
Loans and leases, net (allowance for loan losses of $5,984,649 in 2005 and $5,987,798 in 2004)	403,144,095	381,546,375
Loans available-for-sale (fair value $434,272 in 2005; $582,141 in 2004)	428,584	576,378
Bank premises and equipment, net	11,683,148	11,163,292
Cash surrender value of bank owned life insurance	7,891,898	7,613,437
Other assets	4,033,132	3,385,790
Accrued interest receivable	1,959,826	1,722,850
Foreclosed assets held for sale	18,702	213,104

Total assets	$544,060,698	$536,675,138

Liabilities:
Deposits:
Non-interest-bearing	$70,361,086	$65,357,535
Certificates of deposit of $100,000 or more	76,257,553	93,986,033
Other interest-bearing deposits	232,880,001	206,271,767

Total deposits	379,498,640	365,615,335

Accrued interest payable and other liabilities	3,238,844	3,039,809
Short-term borrowings	28,772,997	50,534,046
Long-term debt	83,704,188	71,119,188

Total liabilities	495,214,669	490,308,378

Commitments and Contingencies

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,039,639 shares in 2005 and 2,023,529 shares in 2004	10,594,901	10,072,134

Retained earnings	39,363,461	36,396,027
Accumulated other comprehensive loss	(1,112,333)	(101,401)

Total shareholders’ equity	48,846,029	46,366,760

Total liabilities and shareholders’ equity	$544,060,698	$536,675,138

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Interest income:
Loans:
Taxable	$23,788,458	$21,793,474	$22,534,871
Nontaxable	451,590	319,188	400,674
Leases	41,012	153,446	298,318
Interest-bearing deposits with financial institutions	14,440	5,919	6,051
Investment securities:
U.S. Government agency and corporations	3,498,419	4,362,455	4,486,310
States and political subdivisions (nontaxable)	539,004	481,481	477,327
Other securities	638,738	262,277	212,791
Federal funds sold	48,600	17,251	45,751

Total interest income	29,020,261	27,395,491	28,462,093

Interest expense:
Certificates of deposit of $100,000 or more	2,830,915	2,974,337	4,731,839
Other deposits	4,097,085	3,762,459	5,299,440
Securities sold under repurchase agreements	633,942	463,663	503,131
Other short-term borrowings and long-term debt	4,140,837	3,963,945	3,686,166
Other	18,207	15,731	16,553

Total interest expense	11,720,986	11,180,135	14,237,129

Net interest income	17,299,275	16,215,356	14,224,964

Provision for loan losses	830,000	2,150,000	3,715,000

Net interest income after provision for loan losses	16,469,275	14,065,356	10,509,964

Other income
Service charges on deposit accounts	2,660,723	2,233,682	1,925,061
Gain (loss) on sale of:
Investment securities	4,696	9,497	329,419
Loans	9,937	144,834	548,409
Leased assets	(334,663)	(290,679)	(408,921)
Foreclosed assets held for sale	56,516	(15,256)	(11,880)
Fees and other service charges	1,768,072	2,079,324	1,801,049

Total other income	4,165,281	4,161,402	4,183,137

Other expenses:
Salaries and employee benefits	7,093,427	6,765,551	6,399,792
Premises and equipment	2,954,205	2,831,418	2,889,536
Advertising	621,103	430,667	336,046
Other	3,908,012	3,799,054	3,277,987

Total other expenses	14,576,747	13,826,690	12,903,361

Income before provision for income taxes	6,057,809	4,400,068	1,789,740

Provision for income taxes	1,466,112	1,035,594	146,492

Net income	$4,591,697	$3,364,474	$1,643,248

Per share data: *
Net income - basic	$2.26	$1.67	$0.82
Net income - diluted	$2.25	$1.67	$0.82
Dividends	$0.80	$0.80	$0.80

* Per-share data has been adjusted, for all periods, to reflect the retroactive effect of a 10% stock dividend paid on February 15, 2006.

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2005, 2004 and 2003

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares *	Amount	Shares *	Amount	earnings	income (loss)	Total

Balance, December 31, 2002	2,007,899	$9,590,142	(6,585)	$(221,559)	$34,600,626	$1,265,224	$45,234,433
Total comprehensive income:
Net income					1,643,248		1,643,248
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects						(1,478,132)	(1,478,132)
Comprehensive income							165,116
Issuance of common stock through Employee Stock Purchase Plan			1,390	42,654			42,654
Dividends reinvested through Dividend
Reinvestment Plan	3,198	108,737	12,558	410,978			519,715
Stock options exercised			880	29,800			29,800
Purchase of treasury stock			(13,993)	(457,921)			(457,921)
Dividends declared					(1,601,898)		(1,601,898)

Balance, December 31, 2003	2,011,097	9,698,879	(5,750)	(196,048)	34,641,976	(212,908)	43,931,899
Total comprehensive income:
Net income					3,364,474		3,364,474
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						111,507	111,507
Comprehensive income							3,475,981
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,799	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan	11,882	366,084	3,951	134,678			500,762
Stock options exercised	550	15,500					15,500
Dividends declared					(1,610,423)		(1,610,423)

Balance, December 31, 2004	2,023,529	10,072,134	—	—	36,396,027	(101,401)	46,366,760
Total comprehensive income:
Net income					4,591,697		4,591,697
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(1,010,932)	(1,010,932)
Comprehensive income							3,580,765
Issuance of common stock through Employee Stock Purchase Plan	1,134	31,671					31,671
Dividends reinvested through Dividend Reinvestment Plan	14,976	491,096					491,096
Dividends declared					(1,624,263)		(1,624,263)

Balance, December 31, 2005	2,039,639	$10,594,901	—	$—	$39,363,461	$(1,112,333)	$48,846,029

* The number of shares has been adjusted, for all periods,  to reflect the retroactive effect of a 10% stock dividend paid on February 15, 2006.

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$4,591,697	$3,364,474	$1,643,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,189,460	1,198,863	1,263,376
Net amortization on securities	210,810	555,443	1,577,783
Provision for loan losses	830,000	2,150,000	3,715,000
Deferred income tax benefit	(318,948)	(625,994)	(564,570)
Amorization of investment in limited partnership	90,000	—	—
Proceeds from sale of loans available for sale	2,337,108	15,640,705	28,618,110
Originations of loans available for sale	(2,179,377)	(9,015,893)	(19,217,923)
Write-down of foreclosed assets held for sale	63,569	155,448	746,244
Increase in cash surrender value of life insurance	(278,461)	(319,899)	(293,538)
Net gain on sale of investment securities	(4,696)	(9,497)	(329,419)
Net gain on sale of loans	(9,937)	(144,834)	(548,409)
Net (gain) loss on sale of foreclosed assets held for sale	(56,516)	15,256	11,880
Net loss on sale of leased assets	334,663	290,679	408,921
Net loss on disposal of equipment	14,779	8,125	398
Amortization of loan servicing rights	93,351	101,389	307,085
Change in:
Accrued interest receivable	(236,976)	84,231	540,251
Other assets	(109,407)	166,448	706,845
Accrued interest payable and other liabilities	200,655	(168,200)	(788,222)

Net cash provided by operating activities	6,761,774	13,446,744	17,797,060

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	1,053,978	1,643,513	6,992,617
Available-for-sale securities:
Proceeds from sales	25,283,946	3,850,562	37,071,457
Proceeds from maturities, calls and principal pay-downs	14,121,713	31,194,737	77,944,142
Purchases	(24,207,221)	(13,080,552)	(119,205,041)
Net (increase) decrease FHLB stock	(59,500)	184,600	(1,148,900)
Net increase in loans and leases	(24,026,568)	(5,753,051)	(19,577,954)
Proceeds from sale of leased assets	1,021,403	971,841	1,297,402
Purchase of life insurance policies	—	—	(7,000,000)
Acquisition of bank premises and equipment, net	(1,724,095)	(278,343)	(620,510)
Proceeds from sale of foreclosed assets held for sale	546,956	652,851	855,363

Net cash (used in) provided by investing activities	(7,989,388)	19,386,158	(23,391,424)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	5,003,551	958,877	3,247,193
Net decrease in certificates of deposit of $100,000 or more	(17,728,480)	(18,871,387)	(16,629,078)
Net increase (decrease) in other interest-bearing deposits	26,608,234	(17,914,701)	1,036,255
Net (decrease) increase in short-term borrowings	(21,761,049)	(4,222,932)	3,543,964
Proceeds from issuance of long-term debt	15,000,000	5,000,000	9,000,000
Repayments of long-term debt	(2,415,000)	(5,756,846)	(123,966)
Purchase of treasury stock	—	—	(457,921)
Proceeds from employee stock purchase plan	31,671	53,041	42,654
Exercise of stock options	—	15,500	29,800
Dividends paid, net of dividends reinvested	(1,133,167)	(1,109,661)	(1,082,183)

Net cash provided by (used in) financing activities	3,605,760	(41,848,109)	(1,393,282)

Net increase (decrease) in cash and cash equivalents	2,378,146	(9,015,207)	(6,987,646)

Cash and cash equivalents, beginning	10,216,394	19,231,601	26,219,247

Cash and cash equivalents, ending	$12,594,540	$10,216,394	$19,231,601

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

Although the Company has a diversified loan portfolio, a substantial portion of its debtor’s ability to honor their contracts is dependent on the economic sector in which the Company operates. While management uses available information to recognize losses on loans, leases and foreclosed assets, future additions to the allowances for loan losses and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and foreclosed assets may change materially in the near future.

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost. Premiums and discounts are amortized or accreted, as a component of interest income, over the life of the related security as an adjustment to yield using the interest method.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2005, 2004 or 2003.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Premiums and discounts are amortized or accreted, as a component of interest income, over the life of the related security as an adjustment to yield using the interest method. Unrealized holding gains and losses, net of deferred income taxes, on AFS securities are reported as a net amount as a separate component of shareholders’ equity, until realized. These net unrealized holding gains and losses are the sole component of accumulated other comprehensive (loss) income.

FEDERAL HOME LOAN BANK STOCK

Investment in Federal Home Loan Bank stock is required for membership in the organization and is carried at cost since there is no market value available. The Company is required to maintain an investment in the stock equal to a percentage of its outstanding borrowings.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unearned income, unamortized loan fees and costs and the allowance for loan losses. Interest on residential real estate loans is recorded on an amortized schedule. Commercial loan interest is accrued on the principal balance on an actual day basis. Interest on consumer loans is determined using the simple interest method.

The accrual of interest on impaired loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Any payments received on impaired loans are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

LOANS AVAILABLE FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Unrealized gains are recognized to the extent of previous write-downs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans and leases that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific impaired loans. Loans considered uncollectible are charged to the allowance. Recoveries on loans previously charged off are added to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case by case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan by loan basis.

LEASES

Financing of equipment and automobiles is provided to customers under lease arrangements accounted for as direct financing leases. Income earned is based on a constant periodic return on the net investment in the lease.

LOAN FEES

Nonrefundable loan origination fees and certain direct loan origination costs are recognized as a component of interest income over the life of the related loans as an adjustment to yield. The unamortized balance of these fees and costs are included as part of the loan balance to which it relates.

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property.

LOAN SERVICING AND LOAN SERVICING RIGHTS

The Company services real estate loans for investors in the secondary mortgage market, which are not included in the in the accompanying consolidated balance sheet. Servicing assets are recognized as a component of other assets when rights are acquired through sale of mortgage loans. The mortgage servicing rights (MSRs) recognized is based upon a computation of the present value of estimated future servicing income. The computation incorporates assumptions such as the discount rate, estimated prepayment speeds to determine average lives and the earnings rate. The cost of mortgage servicing rights is amortized into other income in proportion to, and over the period of, estimated future net servicing revenues. Servicing fee income is recorded from fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal balance and are recorded as a component of other income when received. The amortization of MSRs is netted against loan servicing fee income.

BANK OWNED LIFE INSURANCE

The Company is the owner and sole beneficiary of bank owned life insurance (“BOLI”) policies on certain employees. The earnings from the BOLI are recognized as a component of other income. The BOLI is an asset that can be liquidated, if necessary, with tax costs associated. However, the Company intends to hold these policies and, accordingly, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

FORECLOSED ASSETS HELD FOR SALE

Foreclosed assets held for sale are carried at the lower of cost or fair value less cost to sell. Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses. Routine holding costs are included in other operating expenses. Write downs for subsequent declines in value are recorded in other income as a component of gain or loss on sale of foreclosed assets held for sale. Gains or losses are recorded when the properties are sold.

STOCK OPTIONS

At December 31, 2005, the Company has two stock-based compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for each of the years ended December 31, (dollars in thousand except for per share data). The per-share data has been adjusted, for all periods, to reflect a 10% stock dividend paid on February 15, 2006:

	2005	2004	2003

Net income, as reported	$4,592	$3,364	$1,643
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	—	—

Pro forma net income	$4,592	$3,364	$1,643
Earnings per share:
Basic – as reported	$2.26	$1.67	$0.82
Basic – pro forma	$2.26	$1.67	$0.82

Diluted – as reported	$2.25	$1.67	$0.82
Diluted – pro forma	$2.25	$1.67	$0.82

The Company did not grant stock options in 2005, 2004 or 2003.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. For the years December 31, 2005, 2004 and 2003, advertising costs amounted to approximately $621,000, $431,000 and $336,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and short-term instruments:  The carrying amounts of cash and short-term instruments approximate their fair value.

Securities:  Fair values for securities are based on bid prices received from securities dealers. Federal Home Loan Bank Stock is carried at cost, which approximates fair value.

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

Off-balance-sheet instruments:  Commitments to extend credit and unused lines of credit are priced to market. The rates on standby letters of credit are priced on prime. Therefore, the estimated fair value of these financial instruments is face value.

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

In 2005, the Company changed its classification, within the consolidated statements of cash flows, of the activity associated with loans available-for-sale from investing activities to operating activities. Prior years’ amounts have been reclassified to conform to the current year’s presentation. The effect of the change increased operating cash flows by $6,625,000 and

$9,400,000 and decreased investing cash flows by $6,625,000 and $9,400,000, in 2004 and 2003, respectively. The Company believes the change in classification of loans available-for-sale is preferable because it better reflects the primary business purpose of these transactions and complies with the requirements of SFAS 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

For the years ended December 31, 2005, 2004, and 2003, the Company paid interest of $11,367,400, $11,465,200 and $14,674,100, respectively. For the years ended December 31, 2005, 2004, and 2003, the Company paid cash for income taxes of $1,800,000, $1,200,000 and $870,000, respectively.

Transfers from loans to foreclosed assets held for sale amounted to $321,725, $504,415 and $1,560,832 in 2005, 2004, and 2003, respectively. Non-cash investing activities also included the transfer of $12,807,221 from loans available-for-sale to loans in 2004. There were no transfers of loans from loans available-for-sale to loans in 2005 or 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year’s financial statements to conform to the current presentation.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

	2005	2004	2003

Unrealized holding gains (losses) on available-for-sale securities	$(1,527,019)	$178,447	$(1,910,175)

Less reclassification adjustment for gains realized in income	(4,696)	(9,497)	(329,419)

Net unrealized gains (losses)	(1,531,715)	168,950	(2,239,594)

Tax effect	520,783	(57,443)	761,462

Net of tax amount	$(1,010,932)	$111,507	$(1,478,132)

2.              CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2005 and 2004 were $627,000 and $616,000, respectively.

Deposits with any one financial institution are insured up to $100,000. From time-to-time, the Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.              INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2005 and 2004 are as follows (in thousands):

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held to maturity securities:
Mortgage-backed securities	$1,997	$49	$—	$2,046

Available-for-sale securities:
U.S. government agencies and Corporations	$32,000	$—	$874	$31,126
Obligations of states and political Subdivisions	13,393	71	62	13,402
Corporate bonds	10,019	64	—	10,083
Mortgage-backed securities	41,676	1	1,059	40,618

Total debt	97,088	136	1,995	95,229

Equity securities	279	174	—	453

Total	$97,367	$310	$1,995	$95,682

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held to maturity securities:
Mortgage-backed securities	$3,056	$137	$—	$3,194

Available-for-sale securities:
U.S. government agencies and Corporations	$31,006	$1	$511	$30,496
Obligations of states and political Subdivisions	11,043	160	4	11,199
Corporate bonds	9,034	26	25	9,035
Mortgage-backed securities	61,404	322	324	61,402

Total debt	112,487	509	864	112,132

Equity securities	279	202	—	481

Total	$112,766	$711	$864	$112,613

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

The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturity are shown below:

	Amortized Cost	Fair Value
	(in thousands)

Held-to-maturity securities
Mortgage-backed securities	$1,997	$2,046

Available-for-sale securities
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	7,310	7,119
Due after five years through ten years	22,734	22,195
Due after ten years	25,368	25,297

Total debt securities	55,412	54,611

Mortgage-backed securities	41,676	40,618

Total available-for-sale debt securities	$97,088	$95,229

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

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2005

U.S. government agencies and corporations	$5,835	$164	$25,290	$710	$31,125	$874
Obligations of states and political subdivisions	6,736	62	—	—	6,736	62
Mortgage-backed Securities	23,312	457	17,227	602	40,539	1,059
Corporate bonds	—	—	—	—	—	—

Subtotal, debt Securities	35,883	683	42,517	1,312	78,400	1,995

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$35,883	$683	$42,517	$1,312	$78,400	$1,995

December 31, 2004

U.S. government agencies and corporations	$15,778	$222	$9,711	$289	$25,489	$511
Obligations of states and political subdivisions	1,673	4	—	—	1,673	4
Mortgage-backed Securities	26,859	197	8,716	127	35,575	324
Corporate bonds	5,014	25	—	—	5,014	25

Subtotal, debt Securities	49,324	448	18,427	416	67,751	864

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$49,324	$448	$18,427	$416	$67,751	$864

Management evaluates securities for other-than-temporary impairment on a quarterly basis or more frequently when economic conditions or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2005 the debt securities with unrealized losses have depreciated 2.5% from the Company’s amortized cost basis. The U.S. government or its agencies guarantee these securities. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until a recovery of fair value, which may be maturity, Management does not consider those securities to be other-than-temporarily impaired at December 31, 2005.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2005	2004	2003

Gross realized gain	$127,414	$19,978	$329,419
Gross realized loss	122,718	10,481	—
Net gain	$4,696	$9,497	$329,419

4.              LOANS AND LEASES

The major classifications of loans and leases at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Commercial and commercial real estate	$216,288,597	$221,968,137
Residential real estate	103,920,613	91,294,401
Consumer	74,070,328	61,487,608
Real estate construction	14,198,858	10,620,472
Direct financing leases	650,348	2,211,978

Total	409,128,744	387,582,596

Less:
Unearned income	—	48,423
Allowance for loan losses	5,984,649	5,987,798

Loans and leases, net	$403,144,095	$381,546,375

Net deferred loan costs of $605,079 and $372,778 have been added to the carrying value of loans at December 31, 2005 and 2004, respectively.

Information related to impaired loans as of December 31, is as follows:

	2005	2004
At December 31:
Accruing loans that are contractually past due 90 days or more as to principal or interest	$196,928	$557,492
Amount of impaired loans that have a specific allowance	10,625,662	15,552,895
Amount of impaired loans with no specific allowance	2,889,259	3,190,794
Allowance for impaired loans	1,396,446	2,123,315

	2005	2004
During the year ended December 31:
Average investment in impaired loans	10,309,967	10,817,639
Interest income recognized on impaired loans (cash basis)	241,325	242,623
Principal collected on impaired loans	2,809,955	2,788,053

Information related to the changes in the allowance for loan losses as of December 31, is as follows:

	2005	2004	2003

Balance, beginning	$5,987,798	$4,996,966	$3,899,753
Recoveries	560,496	447,772	478,297
Provision for loan losses	830,000	2,150,000	3,715,000
Losses charged to allowance	(1,393,645)	(1,606,940)	(3,096,084)

Balance, ending	$5,984,649	$5,987,798	$4,996,966

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheet. The approximate amount of mortgages serviced amounted to $47,835,000 at December 31, 2005 and $57,939,000 at December 31, 2004. MSRs were approximately $309,000 at December 31, 2005 and $390,000 at December 31, 2004 and are included in other assets.

The Company recognized servicing gains from the sales of mortgage loans of $12,141 in 2005, $144,246 in 2004 and $231,663 in 2003. Amortization of MSRs was $93,351 in 2005, $101,389 in 2004 and $307,085 in 2003.

5.              BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Land	$2,072,048	$1,054,330
Bank premises	7,492,231	7,469,594
Furniture, fixtures and equipment	7,698,013	7,331,548
Leasehold improvements	3,030,139	3,021,256

Total	20,292,431	18,876,728

Less accumulated depreciation and amortization	8,609,283	7,713,436

Bank premises and equipment, net	$11,683,148	$11,163,292

Depreciation expense, which includes amortization of leasehold improvements, was $1,189,460, $1,198,863 and $1,263,376 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases. Rental expense was $379,858 for 2005, $386,980 for 2004 and $382,001 for 2003. The future minimum rental payments at December 31, 2005 under these leases are as follows:

Year ending December 31,	Amount

2006	$356,672
2007	323,834
2008	323,834
2009	323,834
2010	295,812
2011 and thereafter	3,500,625

Total	$5,124,611

6.              DEPOSITS

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

2006	$107,155,617	66.52%
2007	26,231,928	16.29
2008	7,711,748	4.79
2009	9,438,645	5.86
2010	10,487,228	6.51
Thereafter	46,434	0.03

	$161,071,600	100.00%

7.              SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31:

	2005	2004	2003

Securities sold under repurchase agreements	$26,912,700	$40,684,343	$39,363,052
Demand note, U.S. Treasury	1,091,297	1,089,703	473,926
Federal funds purchased	769,000	8,760,000	14,920,000

Total	$28,772,997	$50,534,046	$54,756,978

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Maximum outstanding at any month end	Average outstanding	Weighted average rate during the year	Rate at year end

2005

Federal funds purchased	$15,850,000	$8,002,896	3.59%	4.22%
Securities sold under repurchase agreements	56,137,013	35,105,825	1.81%	1.89%
Demand note, U.S. Treasury	1,091,297	685,572	3.35%	3.96%

Total	$73,078,310	$43,794,293

2004

Federal funds purchased	$17,997,400	$4,931,714	1.50%	2.21%
Securities sold under repurchase agreements	44,194,836	41,695,108	1.11%	1.23%
Demand note, U.S. Treasury	1,089,703	750,719	1.14%	1.88%

Total	$63,281,939	$47,377,541

2003

Federal funds purchased	$17,900,000	$3,716,192	1.26%	1.03%
Securities sold under repurchase agreements	46,285,260	41,326,103	1.22%	0.80%
Demand note, U.S. Treasury	1,119,775	716,817	0.93%	0.73%

Total	$65,305,035	$45,759,112

Securities sold under agreements to repurchase (repurchase agreements) are secured short-term borrowings, and generally mature within 1 to 89 days from the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying securities is approximately $27,000,000, $40,700,000 and $39,500,000 at December 31, 2005, 2004 and 2003, respectively. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

At December 31, 2005, the Company had approximately $54,550,000 available to borrow from the FHLB and approximately $9,733,000 that it can borrow at the Discount Window from the Federal Reserve Bank of Philadelphia. There were no borrowings from the Federal Reserve Bank Discount Window at December 31, 2005, 2004 or 2003.

8.              LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 2.98% to 6.22% at December 31, 2005. These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, U.S. Treasury notes and certain residential mortgages.

At December 31, 2005, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2006	$11,167,978	4.44%
2007	8,827,534	4.47
2008	10,708,676	4.58
2010	48,000,000	5.74
2013	5,000,000	3.61

Total	$83,704,188	5.16%

9.              STOCK PLANS

At December 31, 2005, the Company has reserved 110,000 shares of its unissued capital stock for issuance under a dividend reinvestment plan. Shares issued under this plan are valued at fair value as of the dividend payment date. At December 31, 2005, 58,546 shares are available for future issuance.

The Company has established the 2002 Employee Stock Purchase Plan and has reserved 110,000 shares of its unissued capital stock for issuance under the plan. Under the 2002 Employee Purchase Plan, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date. At December 31, 2005, 4,323 shares were issued under the plan.

The Company has established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its unissued capital stock for issuance under the plan. Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant. No stock options were awarded in 2005, 2004 or 2003 due to the directors’ voluntary election to forego the award. At December 31, 2005, there were 14,850 unexercised stock options outstanding under this plan.

The Company has established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its unissued capital stock for issuance under the plan. Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant. No stock options were awarded in 2005, 2004 and 2003. As of December 31, 2005, there were 5,280 unexercised stock options outstanding under this plan.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004, and 2003, and changes during the year ended is presented below. The number of options and per-option data has been adjusted, for all periods, to reflect the 10% stock dividend paid on February 15, 2006:

	Options	Weighted-average exercise price

Outstanding and exercisable, December 31, 2002	28,490	$32.21
Granted	—	—
Exercised	(880)	32.55
Forfeited	(440)	34.09

Outstanding and exercisable, December 31, 2003	27,170	32.17
Granted	—	—
Exercised	(550)	28.18
Forfeited	(6,050)	32.13

Outstanding and exercisable, December 31, 2004	20,570	32.29
Granted	—	—
Exercised	—	—
Forfeited	(440)	34.09

Outstanding, December 31, 2005	20,130	$32.25

The following table summarizes all stock options outstanding and exercisable for the plans as of December 31, 2005, segmented by exercise prices. The number of options and per-option data has been adjusted to reflect the 10% stock dividend paid on February 15, 2006:

Exercise prices	Number	Remaining contractual life

$28.18	3,740	3 years
31.94	4,730	4 years
33.18	5,280	5 years
34.09	6,380	6 years

Total	20,130

The stock options have a weighted-average life of 4.7 years.

10.       INCOME TAXES

The following temporary differences gave rise to the deferred tax asset (liability) at December 31:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,034,781	$2,035,851
Unrealized losses on available-for-sale securities	573,020	52,237
Deferred compensation	60,013	90,868
Retirement settlement reserve	55,419	153,914
Other	47,088	21,404

Total	2,770,321	2,354,274

Deferred tax liabilities:
Depreciation	(442,985)	(536,393)
Loan fees and costs	(395,624)	(291,658)
Leasing	—	(431,900)
Other	(248,260)	(250,602)

Total	(1,086,869)	(1,510,553)

Deferred tax asset, net	$1,683,452	$843,721

The provision for income taxes for the years ended December 31, are as follows:

	2005	2004	2003

Current	$1,785,060	$1,661,588	$711,062
Deferred	(318,948)	(625,994)	(564,570)

Total provision	$1,466,112	$1,035,594	$146,492

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2005	2004	2003

Expected provision at the statutory rate	$2,059,655	$1,496,023	$608,510
Tax-exempt income	(353,559)	(297,236)	(312,287)
Nondeductible interest expense	43,296	29,748	36,934
Bank owned life insurance	(94,677)	(108,766)	(99,803)
Nondeductible other expenses and other, net	(68,489)	33,977	31,290
Low income housing tax credits	(120,114)	(118,152)	(118,152)

Actual provision for income taxes	$1,466,112	$1,035,594	$146,492

11.       RETIREMENT PLAN

The Company has a defined profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan were $214,184 in 2005, $196,749 in 2004 and $214,756 in 2003.

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

A summary of the notional amounts of the Bank’s financial instruments with off-balance-sheet risk at December 31, 2005 follows:

Notional amount
Commitments to extend credit	$67,958,000
Standby letters of credit	4,508,000

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

The following table summarizes outstanding financial letters of credit as of December 31, 2005 (in thousands):

	Less than	One to five	Over five
	one year	years	Years	Total

Secured by:
Collateral	$501	$972	$2,821	$4,294
Guarantees	111	—	—	111
Bank lines of credit	54	—	—	54

	666	972	2,821	4,459

Unsecured	35	14	—	49

Total	$701	$986	$2 ,821	$4,508

The Company has not incurred any losses on its commitments in 2005, 2004 or 2003.

As of December 31, 2005 and 2004, the carrying or notional amount and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	2005		2004
	Carrying or notional amount	Estimated fair value	Carrying or notional amount	Estimated fair value

Financial assets:
Cash and cash equivalents	$12,595	$12,595	$10,216	$10,216
Held-to-maturity securities	1,997	2,046	3,056	3,194
Available-for-sale securities	95,682	95,682	112,613	112,613
FHLB Stock	4,628	4,628	4,569	4,569
Loans and leases	403,144	397,412	381,546	382,824
Loans available for sale	429	434	576	582
Accrued interest	1,960	1,960	1,723	1,723

Financial liabilities:
Deposit liabilities	$379,499	$377,253	$365,615	$365,920
Short-term borrowings	28,773	28,770	50,534	50,518
Long-term debt	83,704	85,517	71,119	75,969
Accrued interest	1,339	1,339	985	985

Off-balance sheet liabilities:
Commitments to extend credit	$67,958	$67,958	$69,086	$69,086
Standby letters of credit	4,508	4,508	5,811	5,811

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

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2005, 2004 and 2003. The number of shares and per-share data has been adjusted, for all periods, to reflect a 10% stock dividend paid on February 15, 2006:

	Income numerator	Common shares denominator	EPS

2005
Basic EPS	$4,591,697	2,031,211	$2.26

Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		20,130
Hypothetical share repurchase at $37.73		(17,206)

Diluted EPS	$4,591,697	2,034,135	$2.25

2004
Basic EPS	$3,364,474	2,013,798	$1.67

Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		3,740
Hypothetical share repurchase at $30.82		(3,420)

Diluted EPS	$3,364,474	2,014,118	$1.67

2003
Basic EPS	$1,643,248	2,002,443	$0.82

Dilutive effect of potential common stock
Stock options:
Exercise of options outstanding		18,260
Hypothetical share repurchase at $30.58		(16,955)

Diluted EPS	$1,643,248	2,003,748	$0.82

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2005 or 2004.

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio

As of December 31, 2005:
Total capital (to risk-weighted assets)
Consolidated	$55,221,942	13.3%	≥$	33,322,328	≥8.0%	N/A	N/A
Bank	$54,917,536	13.2%	≥$	33,323,150	≥8.0%	$41,653,937	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$49,927,475	12.0%	≥$	16,661,164	≥4.0%	N/A	N/A
Bank	$49,695,324	11.9%	≥$	16,661,575	≥4.0%	$24,992,362	≥6.0%

Tier I capital (to average assets)
Consolidated	$49,927,475	9.3%	≥$	21,577,465	≥4.0%	N/A	N/A
Bank	$49,695,324	9.2%	≥$	21,564,247	≥4.0%	$26,955,308	≥5.0%

As of December 31, 2004:
Total capital (to risk-weighted assets)
Consolidated	$51,359,380	13.3%	≥$	30,879,151	≥8.0%	N/A	N/A
Bank	$51,032,749	13.2%	≥$	30,879,966	≥8.0%	$38,599,957	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$46,429,154	12.0%	≥$	15,439,576	≥4.0%	N/A	N/A
Bank	$46,183,330	12.0%	≥$	15,439,983	≥4.0%	$23,159,974	≥6.0%

Tier I capital (to average assets)
Consolidated	$46,429,154	8.6%	≥$	21,665,350	≥4.0%	N/A	N/A
Bank	$46,183,330	8.5%	≥$	21,651,008	≥4.0%	$27,063,760	≥5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $40,928,000 at December 31, 2005. However, such dividends are limited due to the capital requirements discussed above.

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

	2005	2004	2003

Balance, beginning	$9,243,286	$10,125,429	$11,692,596
Adjustments for loans to individuals no longer officers, directors, associates or greater than 5% shareholders	(1,100)	(473,612)	(221,750)
Loans sold/participated	—	(260,000)	(758,680)
Additions	1,560,469	1,183,788	1,367,263
Collections	(1,637,101)	(1,332,319)	(1,954,000)

Balance, ending	$9,165,554	$9,243,286	$10,125,429

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2005	2004	2003

Number of persons	2	2	3

Balance, beginning	$7,890,075	$9,386,280	$10,691,179
Loans sold/participated	—	—	(753,296)
Additions	334,734	480,580	444,184
Collections	(777,876)	(748,322)	(995,787)
Prior loan balances no longer exceeding threshold	—	(1,228,463)	—

Balance, ending	$7,446,933	$7,890,075	$9,386,280

As of December 31, 2005, 2004 and 2003, deposits from executive officers, directors and associates of such persons approximated $5,405,000, $5,818,000 and $4,990,000, respectively.

16.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2005, 2004 and 2003:

2005	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share amounts)

Interest income	$6,974	$7,103	$7,324	$7,619	$29,020
Interest expense	(2,698)	(2,785)	(2,962)	(3,276)	(11,721)

Net interest income	4,276	4,318	4,362	4,343	17,299
Provision for loan losses	(80)	(300)	(300)	(150)	(830)
Gain on sale of investment securities	—	3	—	2	5
Other income	747	1,124	1,228	1,061	4,160
Other expenses	(3,565)	(3,612)	(3,591)	(3,808)	(14,576)

Income before income taxes	1,378	1,533	1,699	1,448	6,058
Provision for income taxes	(358)	(397)	(405)	(306)	(1,466)

Net income	$1,020	$1,136	$1,294	$1,142	$4,592

Net income per share	$0.50	$0.56	$0.64	$0.56	$2.26

2004	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share amounts)

Interest income	$6,963	$6,813	$6,738	$6,881	$27,395
Interest expense	(3,030)	(2,722)	(2,720)	(2,708)	(11,180)

Net interest income	3,933	4,091	4,018	4,173	16,215
Provision for loan losses	(850)	(400)	(450)	(450)	(2,150)
Gain on sale of investment securities	9	—	—	—	9
Other income	937	1,071	1,149	995	4,152
Other expenses	(3,275)	(3,539)	(3,658)	(3,354)	(13,826)

Income before income taxes	754	1,223	1,059	1,364	4,400
Provision for income taxes	(129)	(302)	(245)	(360)	(1,036)

Net income	$625	$921	$814	$1,004	$3,364

Net income per share	$0.31	$0.45	$0.41	$0.50	$1.67

2003	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share amounts)

Interest income	$7,638	$7,147	$6,783	$6,894	$28,462
Interest expense	(3,806)	(3,718)	(3,443)	(3,270)	(14,237)

Net interest income	3,832	3,429	3,340	3,624	14,225
Provision for loan losses	(300)	(460)	(300)	(2,655)	(3,715)
Gain on sale of investment securities	82	132	—	115	329
Other income	875	1,129	1,021	829	3,854
Other expenses	(3,295)	(3,014)	(3,193)	(3,401)	(12,903)

Income (loss) before provision for income taxes	1,194	1,216	868	(1,488)	1,790
(Provision) benefit for income taxes	(307)	(293)	(183)	636	(147)

Net income (loss)	$887	$923	$685	$(852)	$1,643

Net income (loss) per share	$0.44	$0.45	$0.35	$(0.42)	$0.82

In the above tables, the per-share data has been adjusted, for all periods, to reflect a 10% stock dividend paid on February 15, 2006.

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

18.       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. The Bank will implement this new standard in the first quarter of 2006. As of December 31, 2005, all of the Bank’s previously granted stock options outstanding were fully vested and therefore the Bank will not be required to recognize compensation expense related to these options. Also, as of December 31, 2005, the Company had a liability related to the issuance of Company shares, on behalf of participating employees under its Employee Stock Purchase Plan. Compensation expense related to the market discount of these shares will approximate $15,000 in 2006.

In May 2005, the FASB issued SFAS Nos. 154, Accounting Changes and Error Corrections that changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial

Statements. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also redefines “restatement” to include the revision of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued Staff Position (FSP) Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination of when an investment is considered to be impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The guidelines in this FSP must be applied to all reporting periods beginning after December 15, 2005.

19.       PARENT COMPANY ONLY

The following is condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

Condensed Balance Sheets

	December 31,
	2005	2004

Assets:
Cash	$8	$5
Investment in subsidiary	48,508	46,002
Securities available-for-sale	433	452
Other	—	—

Total	$48,949	$46,459

Liabilities and shareholders’ equity:
Liabilities	$103	$92
Shareholders’ equity	48,846	46,367

Total	$48,949	$46,459

Condensed Income Statements

	Years ended December 31,
	2005	2004	2003

Income:
Equity in undistributed earnings of subsidiary	$3,504	$2,311	$182
Dividends from subsidiary	1,167	1,156	1,590
Other income	12	13	—

Total income	4,683	3,480	1,772

Operating expenses	136	168	195

Income before income taxes	4,547	3,312	1,577

Credit for income taxes	45	52	66

Net income	$4,592	$3,364	$1,643

Condensed Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$4,592	$3,364	$1,643
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(4,671)	(3,467)	(1,772)
Deferred income taxes	—	2	(66)
Changes in other assets and liabilities, net	16	(11)	54

Net cash used in operating activities	(63)	(112)	(141)

Cash flows from investing activities:
Dividends received from subsidiary	1,167	1,156	1,590

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,133)	(1,110)	(1,081)
Exercise of stock options	—	16	30
Withholdings to purchase capital stock	32	53	60
Purchase of treasury stock	—	—	(458)

Net cash used in financing activities	(1,101)	(1,041)	(1,449)

Net increase in cash	3	3	—

Cash, beginning	5	2	2

Cash, ending	$8	$5	$2

20.       SUBSEQUENT EVENT

On January 17, 2006, the Board of Directors of the Company declared a 10% stock dividend payable on February 15, 2006 to shareholders of record as of January 30, 2006. The number of shares and per-share data has been adjusted, for all periods presented, to reflect the retroactive effect of this stock dividend.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:                   CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Item 9B:                   OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required under Items 401 and 406 of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC.

Code of Ethics

The Company adopted a written code of ethics that applies to our directors, officers and employees, including our chief executive officer and chief financial officer, which is available on our investor relations website at http://www.the-fidelity.com under the heading “Corporate Governance” of the Investor Relations link. In addition, copies of our code of ethics will be provided to shareholders upon written request to Fidelity D & D Bancorp, Inc., Blakely and Drinker Streets, Dunmore, PA 18512 at no charge.

Item 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2006 definitive Proxy Statement.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2006 definitive Proxy Statement.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data” and is incorporated by reference herein to the information presented in the Company’s 2006 definitive Proxy Statement.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2006 definitive Proxy Statement.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.4 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s    Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-  Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001 and by Post-   Effective Amendment No 2 on July  7, 2005.

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

10.11 Amendment and Termination of the Deferred Compensation Agreement with Joseph J. Earyes, Daniel Santaniello, Registrant and The Fidelity Deposit and Discount Bank, dated November 1, 2005. Incorporated by reference to Exhibits 99.1and 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2005.

10.12 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

11 Statement regarding computation of earnings per share. Included herein in Note 13 “Earnings per Share”, contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.

13 Annual Report to Shareholders. Incorporated by reference to the 2005 Annual Report to Shareholders filed with the SEC on Form ARS.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

	By:	/s/ Steven C. Ackmann
Date: March 21, 2006	Steven C. Ackmann,
President and Chief Executive Officer

	By:	/s/ Salvatore R. DeFrancesco, Jr.
Date: March 21, 2006	Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Steven C. Ackmann	March 21, 2006
Steven C. Ackmann, President and
Chief Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 21, 2006
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Samuel C. Cali	March 21, 2006
Samuel C. Cali, Chairman Emeritus
and Director

By:	/s/ Patrick J. Dempsey	March 21, 2006
Patrick J. Dempsey, Chairman
of the Board of Directors and Director

By:	/s/ Paul A. Barrett	March 21, 2006
Paul A. Barrett, Secretary and Director

By:	/s/ John T. Cognetti	March 21, 2006
John T. Cognetti, Assistant Secretary
and Director

By:	/s/ Michael J. McDonald	March 21, 2006
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ David L. Tressler	March 21, 2006
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 21, 2006
Mary E. McDonald, Director

By:	/s/ Brian J. Cali	March 21, 2006
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

*

10.4 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001and by Post-Effective Amendment No 2 on July 7, 2005.

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

*

10.11 Amendment and Termination of the Deferred Compensation Agreement with Joseph J. Earyes, Daniel Santaniello, Registrant and The Fidelity Deposit and Discount Bank, dated November 1, 2005. Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2005.

*

10.12 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

*

11 Statement regarding computation of earnings per share. Included herein Note 13 “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	66

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	13

13 Annual Report to Shareholders. Incorporated by reference to the 2005 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	82

23 Consent of Independent Registered Public Accounting Firm.	83

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	84

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	85

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	87

* Incorporated by Reference