Form 10-Q
period 2006-03-31
FIDELITY D & D BANCORP INC
filed 2006-05-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:	IRS EMPLOYER IDENTIFICATION NO:
PENNSYLVANIA	23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  YES    ☒  NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 28, 2006, the latest practicable date, was 2,044,802 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2006

Index

Part I. Financial Information

Item 1.	Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Income for the three months ended March 31, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit index

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$10,380,049	$12,525,723
Interest-bearing deposits with financial institutions	106,846	68,817
Total cash and cash equivalents	10,486,895	12,594,540
Available-for-sale securities	114,294,790	95,681,654
Held-to-maturity securities	1,911,062	1,996,919
Federal Home Loan Bank Stock	4,699,000	4,628,200
Loans and leases, net (allowance for loan losses of $5,716,473 in 2006; $5,984,649 in 2005)	410,379,842	403,144,095
Loans available-for-sale (fair value $964,715 in 2006; $434,272 in 2005)	953,252	428,584
Bank premises and equipment, net	11,543,777	11,683,148
Cash surrender value of bank owned life insurance	7,962,307	7,891,898
Other assets	4,776,255	4,033,132
Accrued interest receivable	2,186,604	1,959,826
Foreclosed assets held for sale	92,999	18,702
Total assets	$569,286,783	$544,060,698
LIABILITIES
Deposits
Non-interest-bearing	$67,692,897	$70,361,086
Certificates of deposit of $100,000 or more	69,369,516	76,257,553
Other interest-bearing deposits	271,441,861	232,880,001
Total deposits	408,504,274	379,498,640
Accrued interest payable and other liabilities	3,396,492	3,238,844
Short-term borrowings	27,422,536	28,772,997
Long-term debt	81,029,348	83,704,188
Total liabilities	520,352,650	495,214,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,044,802 shares in 2006; 2,039,639 shares in 2005	18,268,245	10,594,901
Retained earnings	32,476,484	39,363,461
Accumulated other comprehensive loss	(1,810,596)	(1,112,333)
Total shareholders’ equity	48,934,133	48,846,029
Total liabilities and shareholders’ equity	$569,286,783	$544,060,698

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest income
Interest and fees on loans and leases:
Taxable	$6,498,618	$5,682,968
Nontaxable	132,158	98,410
Interest-bearing deposits with financial institutions	2,537	2,688
Investment securities:
U.S. Government agency and corporations	885,182	910,157
States and political subdivisions (nontaxable)	141,044	112,455
Other securities	198,410	126,815
Federal funds sold	35,488	40,792
Total interest income	7,893,437	6,974,285
Interest expense
Certificates of deposit of $100,000 or more	666,409	676,023
Other deposits	1,730,497	880,216
Securities sold under repurchase agreements	135,449	196,809
Other short-term borrowings and long-term debt	1,125,363	940,851
Other	5,410	4,582
Total interest expense	3,663,128	2,698,481
Net interest income	4,230,309	4,275,804
Provision for loan losses	75,000	80,000
Net interest income, after provision for loan losses	4,155,309	4,195,804
Other income:
Service charges on deposit accounts	631,727	598,321
Gain (loss) on:
Investment securities	(168)	—
Loans	14,985	(11,442)
Leased assets	15,054	(34,873)
Foreclosed assets held for sale	405	405
Write-down lease residual	—	(220,000)
Fees and other service charges	465,262	415,202
Total other income	1,127,265	747,613
Other expenses:
Salaries and employee benefits	2,006,814	1,742,921
Premises and equipment	800,851	734,455
Advertising	128,373	131,209
Professional fees and services	282,489	382,043
Other	702,663	575,284
Total other expenses	3,921,190	3,565,912
Income before provision for income taxes	1,361,384	1,377,505
Provision for income taxes	329,753	358,116
Net income	$1,031,631	$1,019,389
Per share data:
Net income - basic	$0.51	$0.50
Net income - diluted	$0.50	$0.50
Dividends	$0.22	$0.20

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2006 and 2005

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares *	Amount	earnings	(loss)	Total
Balance, December 31, 2004 (audited)	2,023,529	$10,072,134	$36,396,027	$(101,401)	$46,366,760
Total comprehensive income:
Net income			1,019,389		1,019,389
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects				(906,950)	(906,950)
Comprehensive income					112,439
Issuance of common stock through Employee Stock Purchase Plan	1,134	31,671			31,671
Dividends reinvested through Dividend Reinvestment Plan	3,733	120,572			120,572
Cash dividend declared			(404,932)		(404,932)
Balance, March 31, 2005 (unaudited)	2,028,396	$10,224,377	$37,010,484	$(1,008,351)	$46,226,510

* The number of shares has been adjusted to reflect the retroactive effect of a 10% stock dividend paid on February 15, 2006.

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	(loss)	Total
Balance, December 31, 2005 (audited)	1,854,217	$10,594,901	$39,363,461	$(1,112,333)	$48,846,029
Total comprehensive income:
Net income			1,031,631		1,031,631
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects				(698,263)	(698,263)
Comprehensive income					333,368
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend Reinvestment Plan	3,620	141,180			141,180
Stock-based compensation expense		21,913			21,913
Cash dividend declared			(449,060)		(449,060)
Stock dividend declared	185,394	7,462,100	(7,462,100)		—
Cash paid for fractional shares on stock dividend			(7,448)		(7,448)
Balance, March 31, 2006 (unaudited)	2,044,802	$18,268,245	$32,476,484	$(1,810,596)	$48,934,133

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$1,031,631	$1,019,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	294,860	285,546
Net amortization of securities	26,505	108,079
Provision for loan losses	75,000	80,000
Deferred income tax expense (benefit)	91,443	(105,682)
Stock-based compensation expense	21,913	—
Amortization of investment in limited partnership	22,500	22,500
Proceeds from sale of loans available-for-sale	1,777,954	404,963
Originations of loans available for sale	(2,287,637)	(240,019)
Write-down of foreclosed assets held for sale	—	28,603
Write-down lease residual	—	220,000
Increase in cash surrender value of life insurance	(70,409)	(57,792)
Loss on sale of investment securities	168	—
(Gain) loss on sale of loans	(14,985)	11,442
Gain on sale of foreclosed assets held-for-sale	(405)	(405)
Loss on sale of leased assets	—	34,873
Amortization of loan servicing rights	18,813	27,952
Change in:
Accrued interest receivable	(226,778)	(355,499)
Other assets	(516,168)	(459,472)
Accrued interest payable and other liabilities	158,053	570,995
Net cash provided by operating activities	402,458	1,595,473
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	85,055	164,184
Available-for-sale securities:
Proceeds from sales	1,537,336	—
Proceeds from maturities, calls and principal pay-downs	1,542,173	4,376,627
Purchases	(22,776,490)	(1,454,954)
Net (increase) decrease in FHLB stock	(70,800)	737,500
Net (increase) decrease in loans and leases	(7,385,044)	3,478,773
Proceeds from sale of leased assets	—	210,671
Acquisition of bank premises and equipment	(155,489)	(77,537)
Proceeds from sale of foreclosed assets held-for-sale	—	5,817
Net cash (used in) provided by investing activities	(27,223,259)	7,441,081
Cash flows from financing activities:
Net (decrease) increase in non-interest-bearing deposits	(2,668,189)	485,776
Net decrease in certificates of deposit of $100,000 or more	(6,888,037)	(1,484,239)
Net increase in other interest-bearing deposits	38,561,860	15,408,496
Net decrease in short-term borrowings	(1,350,461)	(11,463,224)
Repayments of long-term debt	(2,674,840)	(192,758)
Dividends paid, net of dividend reinvestment	(307,880)	(284,360)
Proceeds from employee stock purchase plan	48,151	31,671
Cash payments in lieu of fractional shares on stock dividend	(7,448)	—
Net cash provided by financing activities	24,713,156	2,501,362
Net (decrease) increase in cash and cash equivalents	(2,107,645)	11,537,916
Cash and cash equivalents, beginning	12,594,540	10,216,394
Cash and cash equivalents, ending	$10,486,895	$21,754,310

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.                                      Nature of operations and critical accounting policies

Principles of consolidation

The accompanying unaudited consolidated financial statements of Fidelity D & D Bancorp, Inc., and its wholly-owned subsidiary, The Fidelity Deposit and Discount Bank (the Bank or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current period’s presentation. During the fourth quarter of 2005, the Company changed its classification, within the consolidated statements of cash flows, of the activity associated with loans available-for-sale from investing activities to operating activities. Accordingly, the cash flows for the quarter ended March 31, 2005 have been reclassified to conform to the current year’s quarter presentation. The effect of the change increased operating cash flows by $165,000 and decreased investing cash flows by $165,000. The Company believes the change in classification of loans available-for-sale is preferable because it better reflects the primary business purpose of these transactions and complies with the requirements of SFAS 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. On January 17, 2006, the Board of Directors declared a 10% stock dividend. The new common shares were distributed on February 15, 2006 to shareholders of record at the close of business on January 30, 2006. All common stock and per-share data, presented in the prior period, has been adjusted to reflect the retroactive effect of the 10% stock dividend.

 The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Nature of operations

The Bank is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company. Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services, to both our consumer and commercial customers from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

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

In the opinion of Management, the consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the related consolidated statements of income for each of the three month periods ended March 31, 2006 and March 31, 2005 and changes in shareholders’ equity and cash flows for each of the three month periods ended March 31, 2006 and March 31, 2005 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. As indicated in Note 3, “Stock Plans”, included herein, the Company adopted Statement of Financial Accounting Standard 123R, Share-Based Payment, during the first quarter of 2006. There have been no other material changes in accounting principles and practices or in the method of application. Other than the retroactive adjustment of 2005 common stock and the related per-share data, as a result of the 10% stock dividend noted above, there have been no other retroactive adjustments during these periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance). Management believes that the allowance, as of March 31, 2006, is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. The Company receives estimated fair values of investment securities from an independent valuation service. In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, Management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, Management may obtain price quotes from more than one source. Available-for-sale (“AFS”) securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (“FNMA”). To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio. From time-to-time, the Bank may originate Small Business Administration (“SBA”) loans AFS. The fair value of SBA loans, classified as AFS, is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained. As of March 31, 2006 and December 31, 2005, the AFS loan portfolio consisted of residential mortgage and student loans.

2.                                      Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share or dilute the earnings of the Company. The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares. Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options. Under this method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock. Pursuant to the guidance of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earning Per Share, proceeds include: proceeds from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized; and any “windfall” tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity). For a further discussion on the Company’s stock option plans, see note 3, below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Three months ended March 31,	2006	2005
Basic EPS:
Net income available to common shareholders	$1,031,631	$1,019,389
Weighted-average common shares outstanding	2,041,979	2,025,425
Basic EPS	$0.51	$0.50

Diluted EPS:
Net income available to common shareholders	$1,031,631	$1,019,389
Weighted-average common shares outstanding	2,041,979	2,025,425
Dilutive potential common shares	2,321	580
Weighted-average common shares and dilutive potential shares	2,044,300	2,026,005
Diluted EPS	$0.50	$0.50

3.                                      Stock plans

In December 2004, the Financial Accounting Standard Board, (the “FASB”) issued SFAS 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Bulletin Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

On January 1, 2006, the Company implemented the provisions SFAS 123R using the Modified Prospective Application transition method (the “MPA”). The MPA requires the Company to apply the provisions of SFAS 123R to: (a) new awards granted after its adoption; (b) any awards that were granted after the first fiscal year beginning after December 15, 1994 that have not vested by the date the Company adopts SFAS 123R; and (c) any outstanding liability awards. Under the MPA, the Company is not required to adjust prior years’ financial statements. In addition, as of December 31, 2005, all of the Bank’s stock option awards granted, prior to that date, were fully vested and therefore the Bank is not required to apply the provisions of SFAS 123R to these previously granted share-based awards. Therefore, the following discussion will be most applicable to share-based awards issued during the first quarter of 2006.

The Company has two stock-based compensation plans (the “plans”). The plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees. The Company believes that these plans better align the interest of its directors, key officers and employees with the interest of its shareholders. The Company further believes that the granting of share-based awards, under the provisions of the plans, is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and certain employees.

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan. Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant. No stock options were awarded during the first quarter of 2006 or for each of the years ended December 31, 2005, 2004 and 2003 due to the directors’ voluntary election to forego the award. At March 31, 2006 and December 31, 2005, there were 14,850 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan. Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant. During the first quarter of 2006, 2,200 shares were issued under the 2000 Stock Incentive plan. No stock options were awarded for each of the years ended December 31, 2005, 2004 and 2003. As of March 31, 2006 and December 31, 2005, there were 5,830 and 5,280, respectively, unexercised stock options outstanding under this plan.

Under both plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms. Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges. As such, the estimated fair value of options awarded under its plans is determined, on the date of grant, using the Black-Scholes Option Pricing Valuation Model. For the options granted during the first quarter of 2006, the model incorporated the assumptions noted in the following table:

Expected volatility	16.00%
Expected dividend	2.41%
Risk-free interest rate	4.35%
Expected term	5.25	years

The expected volatility was determined based on the daily five-year historical volatility of the Company’s stock. Management believes the five-year historical volatility measurement closely resembles the fluctuation of its stock under most economic conditions and cycles. Because of the relatively short vesting period, the model assumes that all options granted will fully vest. The risk-free rate is for the period within the expected term of the options based on the U.S. Treasury yield curve. The Company used the simplified method to determine the term in which options are expected to be outstanding.

A summary of the status of the Company’s stock option plans as of March 31, 2006, December 31, 2005 and December 31, 2004 and changes during the periods is presented below:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price *	term (yrs)	value

Outstanding, December 31, 2004	20,570	$32.29	5.7
Granted	—
Exercised	—
Forfeited or expired	(440)	34.09
Outstanding, December 31, 2005	20,130	32.25	4.7
Granted	2,200	36.59
Exercised	—
Forfeited or expired	(1,650)	33.07
Outstanding, March 31, 2006	20,680	$32.64	5.0	$102,482
Exercisable, March 31, 2006	18,480	$32.17	4.4	$100,260

* Includes options with exercise prices ranging from $28.18 to $36.59 per share.

No options have been granted under the 2000 Independent Directors Stock Option Plan since 2002 and all options previously granted and outstanding are fully vested. As of March 31, 2006, no options have been exercised under the provisions of this plan.

Under the 2000 Stock Incentive Plan, the grant-date fair value of the options granted during the three months ended March 31, 2006 was determined to be $6.21 per share. Approximately $6,800 of stock-based compensation expense was recorded during the quarter ended March 31, 2006 and is included as a component of salaries and employee benefits in the consolidated income statement. Since the plan is a qualified option plan under the Internal Revenue Code, no tax benefit will be recorded until the shares are exercised by the recipients. No options were exercised during the periods presented. Since the Company adopted SFAS 123R on January 1, 2006, under the MPA, the comparable data for the previous periods is not required to be reported. As of March 31, 2006, there were 2,200 non-vested shares with a grant-date fair value of $6.21 per share. Therefore, there was approximately $6,800 of unrecognized compensation expense related to the non-vested share-based compensation agreements granted under the plan as of March 31, 2006. The non-vested shares and related unrecognized compensation are expected to fully vest and be recognized during the second quarter of 2006.

In addition to the two stock option plans above, the Company has established the 2002 Employee Stock Purchase Plan (the “ESPP”) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan. The plan was designed to promote broad-based employee ownership of the Company’s stock. Under the 2002 ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date. At March 31, 2006, 6,051 shares have been issued under the plan. The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R. The Company recognizes compensation expense on its ESPP Plan on the date the shares are purchased. For the three months ended March 31, 2006, compensation expense related to the ESPP amounted to approximately $15,000 and is included as a component of salaries and employee benefits in the consolidated income statement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2006 compared to December 31, 2005 and the results of operations for the three months ended March 31, 2006 and March 31, 2005. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2005 Annual Report filed on Form 10-K.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of Management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors Management believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

General

The Company’s principal revenues are derived from interest, dividends and fees earned on its interest-earning assets, which are comprised of loans, securities and other short-term investments. The Company’s principal expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, short-and long-term borrowings and operating and general expenses. The Company’s profitability depends primarily on its net interest income, which is the difference between interest income generated from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive rate spread will generate net interest income. The interest rate spread is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows, customer deposit flows and loan demand. The interest rate spread is further influenced by the composition and characteristics of interest-earning assets and interest-bearing liabilities and by the competition in our marketplace. The interest rate spread and the changes in the interest rate spread, from period-to-period, is also affected by differences in the maturity and re-pricing characteristics of the assets compared to the maturity and re-pricing characteristics of the liabilities that fund them.

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes. Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (“BOLI”), net gains or losses from sales of leases, securities and loans AFS and from the sale of other real estate (“ORE”) properties. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans. The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located as well as the Company’s underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial and multi-family properties.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND MARCH 31, 2005

Overview

Net income for the first quarter of 2006 was $1,032,000, an increase of $13,000 or 1%, from the $1,019,000 recorded in the same quarter in 2005. Diluted earnings per share for each of the respective periods was $0.50.

The improvement in net income was primarily the result of an increase in total interest income and an increase in non-interest income. These items were partially offset by increases in interest expense and other operating expenses.

The change in net income resulted in marginal variances in return on average assets (“ROA”) and return on average shareholders’ equity (“ROE”) at 0.75% and 8.81%, respectively, for the three months ended March 31, 2006 compared to 0.77% and 8.85%, respectively, for the same period in 2005.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $46,000, or 1%, to $4,230,000 for the first quarter of 2006, from $4,276,000 recorded in the same period of 2005. The decrease was principally due to the effect rising interest rates had on the rates paid on average interest-bearing liabilities compared to the effect rising interest rates had on our interest-earning assets. Rates paid increased 78 basis points, to 3.36%, for the three months ended March 31, 2006 compared to 2.58% for the same 2005 period. In addition to the increase in rates paid, there was an increase in the average interest-bearing liabilities of $17,531,000 during the same comparable periods. To be competitive in our marketplace, Management has endeavored to attract and retain core deposits by aggressively pursing these products via various marketing and rate enhancing techniques. From these efforts, average core deposits, which excludes time deposits of greater than $100,000, increased approximately $42,157,000 during the first quarter of 2006 compared to the fourth quarter of 2005 and increased $51,586,000 from the quarter ended March 31, 2005. As a result, interest expense on deposits increased $841,000, or 54%, during the first quarter of 2006 compared to the same quarter of 2005. Interest expense on borrowings increased $124,000, or 11%, due predominantly to increases in market rates. Average balances of non-interest bearing deposits (“DDAs”) remained stable from year-end December 31, 2005. DDAs are an important funding source as they have the effect of reducing the cost of money that is used to fund interest-earning assets. Management has committed to continue the campaign to attract and retain these core-deposits and will further implement deposit-gathering strategies throughout 2006.

Partially offsetting the increase in interest expense was a $919,000, or 13%, increase in interest income. The increase was due primarily to a 49 basis point increase on the rates earned on its average interest-earning assets which also increased in the first quarter of 2006 compared to the first quarter of 2005. During this period, the loan portfolio increased $28,556,000 on average and yielded 41 basis points more during the current year quarter than in the same quarter of 2005. The increase in the loan portfolio was from the successful implementation of various sales campaigns programs targeted at mortgage and home equity lending products and increased production in commercial lending. Both the increase in yield and average interest-earning assets supported net interest income, but to a lesser degree than the effect higher rates paid on interest-bearing liabilities.

During the first quarter of 2006, the Bank’s tax-equivalent margin and spread both decreased 14 and 27 basis points, respectively, compared to the first quarter of 2005. The decline in margin and spread is the result of the rates paid on the Bank’s interest-bearing liabilities increasing at a faster pace than the increase in the yields earned on interest-earning assets.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax-equivalent interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Year ended
	March 31,		December 31,
	2006	2005	2005
Average interest-earning assets:
Loans and leases	$414,410	$385,854	$391,854
Investments	114,098	118,421	113,562
Federal funds sold	3,385	6,369	1,866
Interest-bearing deposits	280	642	540
Total	$532,173	$511,286	$507,822

Average interest-bearing liabilities:
Other interest-bearing deposits	$172,856	$116,709	$126,481
Certificates of deposit	157,446	182,905	174,688
Borrowed funds	87,158	76,300	82,114
Repurchase agreements	24,786	48,801	35,106
Total	$442,246	$424,715	$418,389

Interest income:
Loans and leases	$6,699	$5,832	$24,514
Investments	1,306	1,211	4,979
Federal funds sold	35	40	49
Interest-bearing deposits	3	3	14
Total	$8,043	$7,086	$29,556

Interest expense:
Other interest-bearing deposits	$1,050	$232	$1,573
Certificates of deposit	1,347	1,324	5,355
Borrowed funds	1,131	945	4,159
Repurchase agreements	135	197	634
Total	$3,663	$2,698	$11,721

Net interest income	$4,380	$4,388	$17,835

Yield on average interest-earning assets	6.13%	5.62%	5.82%
Rate on average interest-bearing liabilities	3.36%	2.58%	2.80%
Net interest spread	2.77%	3.04%	3.02%
Net interest margin	3.34%	3.48%	3.51%

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

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents Management’s best estimate of known and inherent losses in the Bank’s loan and lease portfolio. Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $75,000, for the three months ended March 31, 2006, compared to $80,000 for the three months ended March 31, 2005. As a result, the allowance was $5,716,000 at March 31, 2006 compared to $6,001,000 at March 31, 2005. The decrease in the provision for loan losses was driven by a decrease in non-performing loans, which consist of loans past due 90 days or more and non-accrual loans. The balance of non-performing loans declined $654,000 to $8,996,000 at March 31, 2006, compared to $9,650,000 at December 31, 2005. The decrease was mainly attributable to the collection and pay-offs of non-accrual loans. Our Special Assets Department continues to aggressively manage and pursue the collection and resolution of non-accruing loans which has resulted in these reductions.

Other income

Total other (non-interest) income increased $380,000, or 51%, for the three months ended March 31, 2006 compared to the same period in 2005. During the 2005 quarter, the Bank recognized an estimated impairment charge of $220,000 in anticipation of projected realized losses from the future sales of its leased vehicles. The Bank’s automobile lease finance business concluded in 2005, and similar impairment charges from this activity will not recur. Service charges on deposit accounts increased $33,000 or 6%, due primarily to growth in debit card activity. Fees, other service charges and other non-interest related income increased $50,000 or 12%, from increases in trust and financial service fees and an increase in the cash surrender value of BOLI during the first quarter of 2006 compared to the same period of 2005.

Other operating expenses

Other (non-interest) expenses increased $355,000, or 10%, for the three months ended March 31, 2006 compared to the same period in 2005. Salary and employee benefits increased $264,000, or 15%, due to pay increases, increased number of full-time equivalent employees, one-time voluntary separation benefit payments and stock-based compensation expense (see footnote 3, “Stock Plans”, of the consolidated financial statements, included herein for a discussion on the Company’s adoption of SFAS 123R). The increase in premises and equipment was caused by increased repair and maintenance associated with maintenance agreement renewal costs. The decrease in professional service fees was caused mostly by non-recurring expenses associated with the 2005 Bank-wide participation in management skills development and sales training programs as well as a decrease in outside consulting fees for Sarbanes-Oxley compliance documentation procedures.

Income tax provision

Compared to the first quarter of 2005, income before provision for income taxes for the first quarter of 2006 was relatively unchanged. The effective federal income tax rate was 26.0% for 2005 and 24.2% for 2006. The effective tax rate decrease is attributable to an increased portion of combined tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the BOLI, collectively representing a larger portion of pre-tax earnings.

COMPARISON OF FINANCIAL CONDITION AT

MARCH 31, 2006 AND DECEMBER 31, 2005

Overview

Consolidated assets increased $25,226,000, or 5%, during the three months ended March 31, 2006 to $569,287,000. The asset increase resulted from an increase in deposits of $29,006,000, partially offset by a decrease in combined short-and long-term borrowings of $4,025,000. Total investments and net loans increased $18,527,000 and $7,760,000, respectively, since December 31, 2005. Shareholders’ equity increased modestly with increases from net income, stock issuance from the Company sponsored employee stock purchase and the dividend reinvestment plans and recognition of stock-based compensation, partially offset by an increase in the unrealized loss on AFS securities and an increase in cash dividends declared. The decline in the market value of securities AFS is due to the predominant increasing interest rate environment which largely began in 2004.

Investment securities

At the time of purchase, the Bank classifies investment securities into one of three categories: trading, AFS or held-to- maturity (“HTM”). To date, Management has not purchased any securities for trading purposes. Management classifies most securities as AFS even though it has no immediate intent to sell them. The AFS designation affords Management the flexibility to sell securities and adjust the balance sheet in response to capital levels, liquidity needs, structuring strategies and/or changes in market conditions. Securities AFS are carried at net fair market value in the consolidated balance sheet with an adjustment to stockholders’ equity, net of tax, which is presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost.

At March 31, 2006, the carrying value of investment securities totaled $116,206,000, or 20%, of total assets compared to $97,679,000 or 18%, as of December 31, 2005. The increase in investments was due to the deployment of deposit inflow, mostly into short-term U.S. government agency securities, to meet regulatory requirements. At March 31, 2006, approximately 35% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Also, as March 31, 2006, agency and municipal bonds comprised 44% and 13%, respectively, of the investment portfolio.

As illustrated in the following table of amortized cost and fair market value of investment securities, the portfolio is comprised of HTM and AFS securities with carrying values of $1,911,000 and $114,295,000, respectively. At March 31, 2006, the AFS debt securities were recorded with a net unrealized loss in the amount of $2,925,000 and equity securities were recorded with an unrealized gain of $182,000:

	Amortized	Gross unrealized	Gross unrealized	Fair
(dollars in thousands)	cost	gains	losses	value

Held-to-maturity securities:

Mortgage-backed securities	$1,911	$30	$—	$1,941

Available-for-sale securities:
U.S. government agencies and corporations	$51,907	$—	$1,212	$50,695
Obligations of states and municipal subdivisions	14,726	34	172	14,588
Corporate bonds	10,015	63	—	10,078
Mortgage-backed securities	40,111	—	1,638	38,473

Total debt	116,759	97	3,022	113,834

Equity securities	279	182	—	461

Total available-for-sale	$117,038	$279	$3,022	$114,295

The amortized cost and fair value of debt securities at March 31, 2006 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,911	$1,941

Available-for-sale securities:
Debt securities:
One year or less	$14,951	$14,930
One through five years	9,992	9,741
Five through ten years	24,190	23,435
Over ten years	27,515	27,255
Total debt securities	76,648	75,361

Mortgage-backed securities	40,111	38,473

Total available-for-sale debt securities	$116,759	$113,834

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

At March 31, 2006, the AFS debt securities portfolio was carried at a net unrealized loss $2,925,000 compared to $1,859,000 at December 31, 2005. The U.S. government or its agencies guarantee most of the debt and mortgage-backed securities. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until a recovery of fair value, which may be maturity, Management does not consider those securities to be other-than-temporarily impaired.

Loans available - for- sale (“AFS”)

Generally, upon origination, certain residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS. In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected. To better manage prepayment and interest rate risk, loans that meet these conditions may be considered for sale in the secondary market. Consideration is also given to the Company’s current liquidity position and expected future liquidity needs. Loans AFS are carried at the lower of cost or estimated fair value. If the fair market values of these loans fall below their amortized cost, the loan is written down by the difference with a corresponding charge to current earnings. Subsequent appreciation, if any, is credited to current earnings but only to the extent of previous write-downs.

At March 31, 2006, loans AFS amounted to $953,000 with a corresponding fair value of $965,000, compared to $429,000 and $434,000, respectively, at December 31, 2005. For the first quarter of 2006, residential mortgage and student loans with principal balances of $1,769,000 were sold into the secondary market with combined net gains of approximately $15,000 recognized.

Loans and leases

The Bank originates commercial and industrial (commercial) and commercial real estate loans, residential, consumer, home equity and construction loans. The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels. The Bank continues to focus its efforts on the expansion of variable-rate commercial loan portfolios and fixed-rate residential mortgage and consumer loans. The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk. Credit risk is further managed through underwriting policies and procedures and loan monitoring practices. Interest rate risk is managed using various asset/liability modeling techniques and analyses. The interest rates on most commercial loans are adjustable with reset intervals of five years or less.

The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne Counties of Pennsylvania. Commercial lending activities generally involve a greater degree of credit risk than residential lending because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on commercial loans depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations. As such, commercial loans require more ongoing evaluation and monitoring which occurs with the Bank’s credit administration and outsourced loan review functions.

Gross loans, of $416,096,000 at March 31, 2006 increased from $409,129,000 at December 31, 2005. Strength in origination activity has boosted the commercial and residential real estate portfolios. Residential real estate loan growth was reasonably strong due to the demand generated from a relatively low interest rate environment and efforts of advertising and marketing campaigns. The increase in commercial and commercial real estate lending is principally due to the addition of experienced senior lenders to the commercial lending team and the team’s focus on providing outstanding service and value-added proposals to the Bank’s customer base.

The composition of the loan portfolio at March 31, 2006 and December 31, 2005, is summarized as follows:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial and commercial real estate	$219,743,485	52.8	$216,288,597	52.9
Residential real estate	107,573,042	25.8	103,920,613	25.4
Consumer and home equity	74,463,688	17.9	74,070,328	18.1
Real estate construction	13,681,138	3.3	14,198,858	3.4
Direct financing leases	634,962	0.2	650,348	0.2
Gross loans	416,096,315	100.0	409,128,744	100.0
Allowance for loan losses	(5,716,473)		(5,984,649)
Net loans	$410,379,842		$403,144,095

Allowance for loan losses

Management continually evaluates the credit quality of the Bank’s loan and lease portfolio and performs a formal review of the adequacy of the allowance for loan losses (the “allowance”), on a quarterly basis. The allowance reflects Management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

•                  Calculation of specific allowances required based on collateral and objective and quantifiable evidence;

•                  Determination of homogenous pools by loan category and eliminating loans with specific allocations;

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

Net charge-offs for the three months ended March 31, 2006 were $343,000, compared to $67,000 for the same period in 2005. Net charge-offs of commercial loans were $188,000 for the three months ended March 31, 2006 compared to $36,000 in the first quarter of 2005. Real estate mortgage net charge-offs were $32,000 in the first quarter of 2006 opposed to $2,000 in the first quarter of 2005. Consumer loan net charge-offs were $124,000 for the quarter ended March 31, 2006 as compared to $29,000 in the first quarter of 2005. The 2005 quarter included three sizeable recoveries. There were no lease financing charge-offs during the quarter ended March 31, 2006 and recoveries posted were nominal.

Management believes that the current balance in the allowance for loans losses of $5,716,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio. Currently, Management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither on non-accrual status nor past due 90 days or more. However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.37% at March 31, 2006 compared 1.46% at December 31, 2005 and 1.56% at March 31, 2005.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	three months ended	year ended	three months ended
	March 31, 2006	December 31, 2005	March 31, 2005

Balance at beginning of period	$5,984,649	$5,987,798	$5,987,798

Provision charged to operations	75,000	830,000	80,000

Charge-offs:
Commercial	213,093	1,076,721	322,425
Real estate	31,626	20,875	1,846
Consumer	137,334	287,676	70,437
Lease financing	—	8,373	—
Total	382,053	1,393,645	394,708

Recoveries:
Commercial	25,576	395,162	286,133
Real estate	30	10,677	30
Consumer	13,071	154,557	41,703
Lease financing	200	100	—
Total	38,877	560,496	327,866

Net charge-offs	343,176	833,149	66,842

Balance at end of period	$5,716,473	$5,984,649	$6,000,956

Total loans, end of period	$416,096,315	$409,128,744	$383,893,563

	As of and for the		As of and for the		As of and for the
	three months ended		year ended		three months ended
	March 31, 2006		December 31, 2005		March 31, 2005
Net charge-offs to:
Loans, end of period	0.08%		0.20%		0.02%
Allowance for loan losses	6.00%		13.92%		1.11%
Provision for loan losses	4.58	x	1.00	x	0.84	x

Allowance for loan losses to:
Total loans	1.37%		1.46%		1.56%
Non-accrual loans	0.65	x	0.63	x	0.66	x
Non-performing loans	0.64	x	0.62	x	0.62	x
Net charge-offs	16.66	x	7.18	x	89.78	x

Loans 30-89 days past due and still accruing	$1,180,974		$1,608,970		$3,709,674
Loans 90 days past due and accruing	$156,640		$196,928		$608,130
Non-accrual loans	$8,838,950		$9,452,788		$9,125,051
Allowance for loan losses to loans 90 days or more past due and accruing	36.49	x	30.39	x	9.87	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets. As of March 31, 2006, non-performing assets represented 1.60% of total assets compared to 1.78% at December 31, 2005 and 1.84% at March 31, 2005.

The non-accrual loan balance declined by $614,000 during the first three months of 2006 to $8,839,000. There were additions to the non-accrual loans totaling $379,000 during the first three months of 2006. These additions were offset by payoffs or pay downs of $567,000, charge offs of $332,000 and $93,000 of loans that were transferred to other real estate owned. As of March 31, 2006, approximately one-half of the non-accrual loan balances consisted of a single relationship.

Foreclosed assets held for sale includes other real estate owned and repossessed assets. Other real estate owned represents three residential properties that were foreclosed upon and transferred from loans. The total of these three properties was $93,000 at March 31, 2006. All properties have been listed for sale with realtors. There were no repossessed assets at quarter end March 31, 2006.

Non-performing loans declined $654,000 from year-end 2005, to $8,996,000 at March 31, 2006. The decline occurred mainly in the commercial loans. The ratio of non-performing loans to end of period net loans declined 20 basis points, during the three month period ended March 31, 2006. For the same period in 2005, the ratio of non-performing loans to net loans was 2.58%, compared to 2.19% at March 31, 2006, or a decrease of 39 basis points. The ratio of non-performing assets to total assets decreased to 1.60%, at March 31, 2006, from 1.78%, at year-end 2005. This is a result of the reduced levels of delinquencies and non-accrual loans, and an increase in assets.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2006	December 31, 2005	March 31, 2005

Loans past due 90 days or more and accruing	$156,640	$196,928	$608,130
Non-accrual loans	8,838,950	9,452,788	9,125,051
Total non-performing loans	8,995,590	9,649,716	9,733,181

Restructured loans	—	—	—
Other real estate owned	92,999	—	163,000
Repossessed assets	—	18,702	44,271
Total non-performing assets	$9,088,589	$9,668,418	$9,940,452

Net loans including AFS	$411,333,094	$403,572,679	$377,892,607
Total assets	$569,286,783	$544,060,698	$539,859,529
Non-accrual loans to net loans	2.15%	2.34%	2.41%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.21%	2.40%	2.63%
Non-performing assets to total assets	1.60%	1.78%	1.84%
Non-performing loans to net loans	2.19%	2.39%	2.58%

Accrued interest receivable and other assets

The increase in accrued interest receivable of $227,000 or 12%, from December 31, 2005 to March 31, 2006 was principally due to the additional investment securities purchased during the quarter. The increase in other assets of $743,000, or 18%, for the same period, was due to an increase in the deferred income tax asset caused by the decline in value in the securities AFS portfolio and the cyclical increase in prepaid expenses.

Deposits

The Bank is a community-based commercial financial institution and offers a variety of deposit accounts with a range of interest rates and terms. Deposit products include non-interest bearing, savings, NOW, money market, and certificates of deposit accounts. The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition. Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices. We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and maintaining long-standing customer relationships.

To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings. Although we have experienced a continued intense competition for deposits, we have not increased rates above market rates, as we only consider cost effective strategies in all interest rate environments.

The following table represents the major components of deposits as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Money market	$64,615,816	15.8	$51,583,473	13.6
NOW	74,916,215	18.3	50,048,331	13.2
Savings and club	47,278,126	11.6	46,434,150	12.3
Certificates of deposit less than $100,000	84,631,704	20.7	84,814,047	22.3
Certificates of deposit of $100,000 or more	69,369,516	17.0	76,257,553	20.1
Total interest-bearing	340,811,377	83.4	309,137,554	81.5
Non-interest bearing	67,692,897	16.6	70,361,086	18.5
Total deposits	$408,504,274	100.0	$379,498,640	100.0

Compared to December 31, 2005, total deposits increased $29,005,000, or 8%, during the three months ended March 31, 2006. The increase in total deposits was primarily due to a $24,867,000, or 50%, increase in NOW accounts, much of which stems from our continued positive relationship with our public sector customers. The $13,032,000, or 25%, increase in money market accounts was due to the successful implementation of deposit-gathering strategies in conjunction with increased short-term promotional interest rates and transfers from less attractive time deposits. Though the Bank has introduced some promotional strategies for shorter-term time deposits, Management did not aggressively pursue time deposits; rather, most of the efforts were targeted to attracting transactional, no-term core deposits such as NOW and money market accounts. Despite the decline in non-interest bearing deposits, from a 2005 year-end business deposit surge, the Bank did experience growth from personal relationship customers. Going forward, Management will continue to develop strategies and implement campaigns to attract this all-important cost-lowering funding source.

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

Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (“ALCO”), which is comprised of Senior Management and members of the Board of Directors. ALCO meets quarterly to monitor the relationship of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk is a regular part of managing the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

To manage this interest rate sensitivity gap position, an asset/liability model called cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods. A positive gap (asset sensitive) indicates that more assets re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2006, the Company maintained a negative one-year cumulative gap of $68,373,000 or -12.0% of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities, which may expose the Bank to interest rate risk during a period of increasing interest rates. Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during a one-year period.

Certain shortcomings are inherent in the method of analysis discussed above and presented in the next table. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of asset and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2006 (dollars in thousands):

	3 months	3 through	1 through	Over
	or less	12 months	3 years	3 years	Total
Cash and cash equivalents	$137	$—	$—	$10,350	$10,487
Investment securities (1)(2)	11,760	22,454	18,244	68,447	120,905
Loans (2)	119,196	60,356	98,011	133,770	411,333
Fixed and other assets	—	7,962	—	18,600	26,562
Total assets	$131,093	$90,772	$116,255	$231,167	$569,287
Total cumulative assets	$131,093	$221,865	$338,120	$569,287

Non-interest bearing transaction deposits (3)	$—	$6,770	$18,616	$42,307	$67,693
Interest-bearing transaction deposits (3)	80,715	53,604	42,837	9,654	186,810
Time deposits	32,324	74,431	28,341	18,905	154,001
Repurchase agreements	16,241	6,175	1,745	—	24,161
Short-term borrowings	3,262	—	—	—	3,262
Long-term debt	7,730	8,986	11,313	53,000	81,029
Other liabilities	—	—	—	3,397	3,397
Total liabilities	$140,272	$149,966	$102,852	$127,263	$520,353
Total cumulative liabilities	$140,272	$290,238	$393,090	$520,353

Interest sensitivity gap	$(9,179)	$(59,194)	$13,403	$103,904

Cumulative gap	$(9,179)	$(68,373)	$(54,970)	$48,934

Cumulative gap to total assets	-1.61%	-12.01%	-9.66%	8.60%

(1)          Includes FHLB stock and the net unrealized gains/losses on securities AFS.

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

Earnings at Risk and Economic Value at Risk Simulations: The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static re-pricing gap analysis. Although it will continue to measure its re-pricing gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on earnings at risk and economic value at risk, and how both relate to the risk-based capital position when analyzing the interest rate risk.

Earnings at Risk. Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities re-price one-for-one with market rates (e.g., savings rate). The ALCO looks at earnings at risk to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rate simulation models.

Economic Value at Risk. Earnings at risk simulation measure the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the earnings at risk ratio.

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2006 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2006 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	0.3%	(6.2)%
Net income	1.6	(16.5)

Economic value at risk:
Percent change in:
Economic value of equity	(28.4)	7.4
Economic value of equity as a percent of book assets	(2.8)	0.7

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2006, the Company’s risk-based capital ratio was 13.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2006, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	Dollar	Percent
Change in interest rates	income	variance	variance

+200 basis points	$18,344	$62	0.3%
+100 basis points	18,257	(25)	(0.1)
Flat rate	18,282	—	—
-100 basis points	17,940	(342)	(1.9)
-200 basis points	17,142	(1,140)	(6.2)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank. Current sources of liquidity are cash and cash equivalents, asset maturities and pay downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock. Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sales of both loans and investments AFS, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

At March 31, 2006, the Company maintained $10,487,000 in cash and cash equivalents. The Company also had

$114,295,000 in investments AFS and $953,000 of loans AFS. This combined total of $125,735,000 represented 22% of total assets at March 31, 2006. Management believes this level of liquidity to be strong and adequate to support current operations.

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

As of March 31, 2006, the Company meets all capital adequacy requirements to which it is subject. The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2006:

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$55,941,617	13.61%	$32,885,118	8.00%	N/A	N/A
Bank	$55,591,199	13.53%	$32,858,608	8.00%	$41,073,260	10.00%
Tier I capital (to risk-weighted assets)
Consolidated	$50,714,115	12.34%	$16,442,559	4.00%	N/A	N/A
Bank	$50,443,299	12.28%	$16,429,304	4.00%	$24,643,956	6.00%
Tier I Capital (to average assets)
Consolidated	$50,714,115	9.05%	$22,421,949	4.00%	N/A	N/A
Bank	$50,443,299	9.01%	$22,405,435	4.00%	$28,006,794	5.00%

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

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Based on this assessment, the Company’s Management concluded that there have been no changes in the Company’s internal controls or in other factors that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

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

Item 1A.            Risk Factors

None

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

10.13                    Change of Control Agreements with Daniel J. Santaniello, Salvatore R. DeFrancesco, James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

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

FIDELITY D & D BANCORP, INC.

Date: May 2, 2006	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: May 2, 2006	/s/ Salvatore R. DeFrancesco, Jr.
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

*

10.13  Change of Control Agreements with Daniel J. Santaniello, Salvatore R. DeFrancesco, James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*

Page
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

* Incorporated by Reference