Form 10-Q
period 2006-06-30
FIDELITY D & D BANCORP INC
filed 2006-08-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ YES    ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 31, 2006, the latest practicable date, was 2,048,820 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2006

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$11,960,057	$12,525,723
Interest-bearing deposits with financial institutions	161,540	68,817
Total cash and cash equivalents	12,121,597	12,594,540
Available-for-sale securities	111,762,272	95,681,654
Held-to-maturity securities	1,785,410	1,996,919
Federal Home Loan Bank Stock	4,558,400	4,628,200
Loans and leases, net (allowance for loan losses of $5,738,470 in 2006; $5,984,649 in 2005)	417,726,617	403,144,095
Loans available-for-sale (fair value $198,935 in 2006; $434,272 in 2005)	195,379	428,584
Bank premises and equipment, net	11,521,561	11,683,148
Cash surrender value of bank owned life insurance	8,033,031	7,891,898
Other assets	4,779,122	4,033,132
Accrued interest receivable	2,591,737	1,959,826
Foreclosed assets held for sale	53,099	18,702
Total assets	$575,128,225	$544,060,698
LIABILITIES
Deposits
Non-interest-bearing	$70,560,800	$70,361,086
Certificates of deposit of $100,000 or more	63,488,886	76,257,553
Other interest-bearing deposits	288,805,669	232,880,001
Total deposits	422,855,355	379,498,640

Accrued interest payable and other liabilities	3,253,894	3,238,844
Short-term borrowings	31,659,106	28,772,997
Long-term debt	68,324,751	83,704,188
Total liabilities	526,093,106	495,214,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,048,820 shares in 2006; 2,039,639 shares in 2005	18,417,715	10,594,901
Retained earnings	32,965,248	39,363,461
Accumulated other comprehensive loss	(2,347,844)	(1,112,333)
Total shareholders’ equity	49,035,119	48,846,029
Total liabilities and shareholders’ equity	$575,128,225	$544,060,698

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest income
Interest and fees on loans and leases:
Taxable	$6,879,670	$5,752,647	$13,378,288	$11,435,615
Nontaxable	121,462	116,119	253,620	214,529
Interest-bearing deposits with financial institutions	2,239	6,283	4,776	8,971
Investment securities:
U.S. Government agency and corporations	986,083	921,085	1,871,265	1,831,242
States and political subdivisions (nontaxable)	150,274	128,105	291,318	240,560
Other securities	230,802	171,943	429,212	298,758
Federal funds sold	638	6,635	36,126	47,427
Total interest income	8,371,168	7,102,817	16,264,605	14,077,102

Interest expense
Certificates of deposit of $100,000 or more	670,056	697,641	1,336,465	1,373,664
Other deposits	2,080,061	978,115	3,810,558	1,858,331
Securities sold under repurchase agreements	163,426	141,308	298,875	338,117
Other short-term borrowings and long-term debt	1,183,850	963,293	2,309,213	1,904,143
Other	8,351	4,311	13,761	8,894
Total interest expense	4,105,744	2,784,668	7,768,872	5,483,149
Net interest income	4,265,424	4,318,149	8,495,733	8,593,953
Provision for loan losses	175,000	300,000	250,000	380,000
Net interest income, after provision for loan losses	4,090,424	4,018,149	8,245,733	8,213,953

Other income:
Service charges on deposit accounts	635,054	674,210	1,266,781	1,272,531
Gain (loss) on:
Investment securities	2	2,643	(166)	2,643
Loans	26,858	3,985	41,843	(7,457)
Leased assets	100	919	15,154	(33,954)
Foreclosed assets held for sale	216	(8,016)	621	(7,611)
Write-down lease residual	—	—	—	(220,000)
Fees and other service charges	421,722	452,766	886,984	867,968
Total other income	1,083,952	1,126,507	2,211,217	1,874,120

Other expenses:
Salaries and employee benefits	1,974,057	1,753,198	3,980,871	3,496,119
Premises and equipment	823,559	737,021	1,624,410	1,471,476
Advertising	159,904	148,599	288,277	279,808
Professional fees and services	338,685	413,875	621,174	795,918
Other	651,944	559,571	1,354,607	1,134,855
Total other expenses	3,948,149	3,612,264	7,869,339	7,178,176
Income before provision for income taxes	1,226,227	1,532,392	2,587,611	2,909,897
Provision for income taxes	287,607	396,584	617,360	754,700
Net income	$938,620	$1,135,808	$1,970,251	$2,155,197
Per share data:
Net income - basic	$0.45	$0.56	$0.96	$1.06
Net income - diluted	$0.45	$0.56	$0.96	$1.06
Dividends	$0.22	$0.20	$0.44	$0.40

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2006 and 2005

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares *	Amount	earnings	income (loss)	Total
Balance, December 31, 2004 (audited)	2,023,529	$10,072,134	$36,396,027	$(101,401)	$46,366,760
Total comprehensive income:
Net income			2,155,197		2,155,197
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects				105,656	105,656
Comprehensive income					2,260,853
Issuance of common stock through
Employee Stock Purchase Plan	1,134	31,671			31,671
Dividends reinvested through Dividend
Reinvestment Plan	7,472	240,352			240,352
Cash dividend declared			(810,611)		(810,611)
Balance, June 30, 2005 (unaudited)	2,032,135	$10,344,157	$37,740,613	$4,255	$48,089,025

* The number of shares has been adjusted to reflect the retroactive effect of a 10% stock dividend paid on February 15, 2006.

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	(loss)	Total
Balance, December 31, 2005 (audited)	1,854,217	$10,594,901	$39,363,461	$(1,112,333)	$48,846,029
Total comprehensive income:
Net income			1,970,251		1,970,251
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects				(1,235,511)	(1,235,511)
Comprehensive income					734,740
Issuance of common stock through
Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend
Reinvestment Plan	7,638	283,819			283,819
Stock-based compensation expense		28,744			28,744
Cash dividend declared			(898,916)		(898,916)
Stock dividend declared	185,394	7,462,100	(7,462,100)		—
Cash paid for fractional shares on stock dividend			(7,448)		(7,448)
Balance, June 30, 2006 (unaudited)	2,048,820	$18,417,715	$32,965,248	$(2,347,844)	$49,035,119

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$1,970,251	$2,155,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	592,613	562,985
Amortization of securities (net of accretion)	40,334	144,482
Provision for loan losses	250,000	380,000
Deferred income tax expense (benefit)	32,967	(85,283)
Stock-based compensation expense	28,744	—
Amortization of investment in limited partnership	45,000	45,000
Proceeds from sale of loans available-for-sale	4,905,215	807,434
Originations of loans available for sale	(4,630,167)	(314,686)
Write-down of foreclosed assets held for sale	—	36,293
Write-down lease residual	—	220,000
Increase in cash surrender value of life insurance	(141,133)	(128,725)
Loss (gain) on sale of investment securities	166	(2,643)
(Gain) loss on sale of loans	(41,843)	7,457
(Gain) loss on sale of foreclosed assets held-for-sale	(621)	7,611
Loss on sale of leased assets	—	33,954
Amortization of loan servicing rights	36,557	51,717
Change in:
Accrued interest receivable	(631,911)	(340,036)
Other assets	(224,039)	(701,222)
Accrued interest payable and other liabilities	15,860	15,051
Net cash provided by operating activities	2,247,993	2,894,586
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	210,027	349,441
Available-for-sale securities:
Proceeds from sales	1,537,337	19,282,027
Proceeds from maturities, calls and principal pay-downs	3,247,531	7,170,330
Purchases	(22,776,490)	(21,773,663)
Net decrease in FHLB stock	69,800	262,600
Net increase in loans and leases	(14,906,819)	(2,264,772)
Proceeds from sale of leased assets	—	407,660
Acquisition of bank premises and equipment	(431,026)	(166,784)
Proceeds from sale of foreclosed assets held-for-sale	39,711	104,526
Net cash (used in) provided by investing activities	(33,009,929)	3,371,365
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	199,714	3,875,466
Net decrease in certificates of deposit of $100,000 or more	(12,768,667)	(4,413,039)
Net increase in other interest-bearing deposits	55,925,668	4,100,563
Net increase (decrease) in short-term borrowings	2,886,109	(8,267,042)
Repayments of long-term debt	(15,379,437)	(386,955)
Dividends paid, net of dividend reinvestment	(615,097)	(570,259)
Proceeds from employee stock purchase plan	48,151	31,671
Cash payments in lieu of fractional shares on stock dividend	(7,448)	—
Net cash provided by (used in) financing activities	30,288,993	(5,629,595)
Net (decrease) increase in cash and cash equivalents	(472,943)	636,356
Cash and cash equivalents, beginning	12,594,540	10,216,394

Cash and cash equivalents, ending	$12,121,597	$10,852,750

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

During the fourth quarter of 2005, the Company changed its classification, within the consolidated statements of cash flows, of the activity associated with loans available-for-sale from investing activities to operating activities.  Accordingly, the cash flows for the six months ended June 30, 2005 have been reclassified to conform to the current year’s quarter presentation.  The effect of the change increased operating cash flows by $508,000 and decreased investing cash flows by $508,000.  The Company believes the change in classification of loans available-for-sale is preferable because it better reflects the primary business purpose of these transactions and complies with the requirements of SFAS 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.  On January 17, 2006, the Board of Directors declared a 10% stock dividend.  The new common shares were distributed on February 15, 2006 to shareholders of record at the close of business on January 30, 2006.  All common stock and per-share data, presented in the prior period, has been adjusted to reflect the retroactive effect of the 10% stock dividend.

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

In the opinion of Management, the consolidated balance sheets as of June 30, 2006 and December 31, 2005 and the related consolidated statements of income for each of the three- and six-month periods ended June 30, 2006 and June 30, 2005 and changes in shareholders’ equity and cash flows for each of the six month periods ended June 30, 2006 and June 30, 2005 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance).  Management believes that the allowance, as of June 30, 2006, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value.  While Management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (“FNMA”) or the Pennsylvania Housing Finance Authority (“PHFA”).  To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  From time-to-time, the Bank may originate Small Business Administration (“SBA”) loans AFS.  The fair value of SBA loans, classified as AFS, is obtained from an outside pricing source.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  As of June 30, 2006 and December 31, 2005, the AFS loan portfolio consisted of residential mortgages and student loans.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Six months ended June 30,	2006	2005

Basic EPS:
Net income available to common shareholders	$1,970,251	$2,155,197

Weighted-average common shares outstanding	2,043,865	2,027,353
Basic EPS	$0.96	$1.06

Diluted EPS:
Net income available to common shareholders	$1,970,251	$2,155,197

Weighted-average common shares outstanding	2,043,865	2,027,353
Dilutive potential common shares	2,024	547

Weighted-average common shares and dilutive potential shares	2,045,889	2,027,900
Diluted EPS	$0.96	$1.06

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

On January 1, 2006, the Company implemented the provisions SFAS 123R using the Modified Prospective Application transition method (the “MPA”).  The MPA requires the Company to apply the provisions of SFAS 123R to: (a) new awards granted after its adoption; (b) any awards that were granted after the first fiscal year beginning after December 15, 1994 that have not vested by the date the Company adopts SFAS 123R; and (c) any outstanding liability awards.  Under the MPA, the Company is not required to adjust prior years’ financial statements.  In addition, as of December 31, 2005, all of the Bank’s stock option awards granted, prior to that date, were fully vested and therefore the Bank is not required to apply the provisions of SFAS 123R to these previously granted share-based awards.  Therefore, the following discussion will be most applicable to share-based awards issued during 2006.

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant.  No stock options were awarded during the first half of 2006 or for each of the years ended December 31, 2005, 2004 and 2003 due to the directors’ voluntary election to forego the award.  At June 30, 2006 and December 31, 2005, there were 14,850 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  During the first quarter of 2006, 2,200 shares were issued under the 2000 Stock Incentive plan.  No stock options were awarded for each of the years ended December 31, 2005, 2004 and 2003.  As of June 30, 2006 and December 31, 2005, there were 5,830 and 5,280, respectively, unexercised stock options outstanding under this plan.

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

A summary of the status of the Company’s stock option plans as of June 30, 2006, December 31, 2005 and December 31, 2004 and changes during the periods is presented below:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price *	term (yrs)	value

Outstanding, December 31, 2004	20,570	$32.29	5.7
Granted	—
Exercised	—
Forfeited or expired	(440)	34.09
Outstanding, December 31, 2005	20,130	32.25	4.7
Granted	2,200	36.59
Exercised	—
Forfeited or expired	(1,650)	33.07
Outstanding, June 30, 2006	20,680	$32.64	4.8	$52,212
Exercisable, June 30, 2006	20,680	$32.64	4.8	$52,212

* Includes options with exercise prices ranging from $28.18 to $36.59 per share.

No options have been granted under the 2000 Independent Directors Stock Option Plan since 2002 and all options previously granted and outstanding are fully vested.  As of June 30, 2006, no options have been exercised under the provisions of this plan.

Under the 2000 Stock Incentive Plan, the grant-date fair value of the options granted was determined to be $6.21 per share.  Approximately $13,700 of stock-based compensation expense was recorded during the first half of 2006 and is included as a component of salaries and employee benefits in the consolidated income statement.  Since the plan is a qualified option plan under the Internal Revenue Code, no tax benefit will be recorded until the shares are exercised by the recipients.  No options were exercised during the periods presented.  Since the Company adopted SFAS 123R on January 1, 2006, under the MPA, the comparable data for the previous periods is not required to be reported.  As of June 30, 2006, all options issued under the plan were fully vested and therefore, there is no unrecognized compensation expense related to non-vested share-based compensation agreements under the plan as of June 30, 2006.

In addition to the two stock option plans above, the Company has established the 2002 Employee Stock Purchase Plan (the “ESPP”) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the 2002 ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At June 30, 2006, 6,051 shares have been issued under the plan.  The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP Plan on the date the shares are purchased.  For the six months ended June 30, 2006, compensation expense related to the ESPP approximated $15,000 and is included as a component of salaries and employee benefits in the consolidated income statement.

4.             Bank Premises and Equipment

During the second quarter of 2006, the Bank entered into a long-term facility lease agreement in concert with the construction and relocation of one of its branch offices.  Under the lease agreement, the Bank has committed to an initial 15-year term with options to renew for two consecutive periods of five years each.  Under this agreement, the Bank will recognize approximately $36,000 of rent expense in 2006 and a total of $1,384,000 through the expiration of the second renewal option on August 31, 2031.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2006 compared to December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and June 30, 2005.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2005 Annual Report filed on Form 10-K.

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

General

The Company’s principal revenues are derived from interest, dividends and fees earned on its interest-earning assets, which are comprised of loans, securities and other short-term investments.  The Company’s principal expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, short-and long-term borrowings and operating and general expenses.  The Company’s profitability depends primarily on its net interest income, which is the difference between interest income generated from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.  Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive rate spread will generate net interest income.  The interest rate spread is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows from loans, investments, customer deposit flows and loan demand.  The interest rate spread is further influenced by the composition and characteristics of interest-earning assets and interest-bearing liabilities and by the competition in our marketplace.  Additionally, the interest rate spread and the changes in the interest rate spread, from period-to-period, is affected by differences in the maturity and re-pricing characteristics of the assets compared to the maturity and re-pricing characteristics of the liabilities that fund them.

In addition to net interest income, profitability is affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (“BOLI”), net gains or losses from sales of leases, securities and loans AFS and from the sale of other real estate (“ORE”) properties.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Overview

Net income for the second quarter of 2006 was $939,000, a decrease of $197,000 or 17%, from the $1,136,000 recorded in the same quarter in 2005.  Diluted earnings per share was $0.45 and $0.56 for each of the respective periods.  For the six months ended June 30, 2006, net income was $1,970,000, or $0.96 per diluted share, compared to $2,155,000, or $1.06 per diluted share for the six months ended June 30, 2005.  The decline in net income in the second quarter was the result of a decrease in net interest and other non-interest income and increased operating expenses.  The decline in net income for the six month comparison was due mostly to a decrease in net interest income and an increase in operating expenses.  During both periods, the provision for loan losses decreased $125,000 and $130,000, respectively.

The decline in net income was the primary cause of the decline in return on average assets (“ROA”) and return on average shareholders’ equity (“ROE”) to 0.66% and 7.66%, respectively, for the three months ended June 30, 2006, compared to 0.86% and 9.65, respectively, for the same period in 2005.  For the six months ended June 30, 2006 ROA and ROE were 0.70% and 8.08% compared to 0.81% and 9.26% for the six months ended June 30, 2005.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $53,000, or 1%, to $4,265,000 for the second quarter of 2006, from $4,318,000 recorded in the same period of 2005.  The decrease was principally due to the effect rising interest rates had on the rates paid on average interest-bearing liabilities compared to the effect rising interest rates had on our interest-earning assets.  Rates paid increased 95 basis points, to 3.65%, for the three months ended June 30, 2006 compared to 2.70% for the same 2005 period.  In addition to the increase in rates paid, there was an increase in the average interest-bearing liabilities of $37,510,000 for the comparable periods.  To maintain its pursuit to attract and retain core deposits, the Bank has continued to deploy various marketing and rate enhancing techniques.  From these efforts, average core deposits, which excludes time deposits of greater than $100,000, increased approximately $54,744,000 compared to the quarter ended June 30, 2005.  As a result, interest expense on deposits increased $1,074,000, or 64%, during the second quarter of 2006 compared to the second quarter of 2005.  Interest expense on borrowings increased $247,000, or 22%, due predominantly to an increase in the average balance in the 2006 quarter compared to the 2005 quarter.  Average balances of non-interest bearing deposits (“DDAs”) increased from year-end December 31, 2005 levels.  DDAs are an important funding source as they help reduce the cost of money that is used to fund interest-earning assets.  Management has committed to continue the campaign to attract and retain these core-deposits and will further implement deposit-gathering strategies throughout 2006.

Interest income increased $1,268,000, or 18%, partially offsetting the increase in interest expense during the second quarter of 2006 compared to the second quarter of 2005.  This improvement was primarily due to a 53 basis point increase in the yield earned on its average interest-earning assets which also experienced growth during the second quarter of 2006 compared to the second quarter of 2005.  During this period, the loan portfolio grew by $33,815,000 on average and yielded 59 basis points more during the current year quarter than in the same quarter of 2005.  The increase in the loan portfolio was from the successful implementation of various sales campaigns and programs targeted at mortgage and home equity lending products and increased production in commercial lending.

During the second quarter of 2006, the Bank’s tax-equivalent margin and spread both decreased 28 and 42 basis points, respectively, compared to the second quarter of 2005.  The decline in margin and spread is the result of the rates paid on the Bank’s interest-bearing liabilities increasing at a faster pace than the increase in the yields earned on interest-earning assets.

Similar to the second quarter comparisons, the Bank’s tax-equivalent margin and spread decreased 21 and 35 basis points, respectively, during the first half of 2006 compared to the first half of 2005.  For the first half of 2006, net interest income declined $98,000, or 1%, to $8,496,000 from $8,594,000 recorded in the first half of 2005.  The decrease was due to a combination of a net increase in average interest-bearing liabilities of $27,520,000 and to a more significant degree, an increase in the average rate paid of 87 basis points.  As a result, total interest expense increased $2,286,000, or 42%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Interest income increased $2,188,000, or 16%, for the first six months of 2006 compared to the same period in 2005.  The dominate factor leading to the improvement was an increase in the book yield on average-earning assets of 51 basis points with a $30,089,000 increase in average interest-earning assets.

The increasing interest rate environment, that has been prevalent for approximately two years, and the more recent increases in short-term levels compounded with a flat-to-inverted market interest rate yield curve, has pressured the Bank’s net interest income.  However, our successful deposit gathering strategies will help position the Bank’s ability to optimize net interest income during this challenging rate environment and should be even further enhanced when the shape of the yield curve returns to a more normal slope.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding tax-equivalent interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Average interest-earning assets:
Loans and leases	$420,394	$386,579	$417,403	$386,216
Investments	122,582	115,472	118,340	116,946
Federal funds sold	56	985	1,720	3,677
Interest-bearing deposits	203	909	241	776
Total	$543,235	$503,945	$537,704	$507,615

Average interest-bearing liabilities:
Other interest-bearing deposits	$184,461	$129,018	$178,658	$122,863
Certificates of deposit	153,192	176,134	155,319	179,520
Borrowed funds	89,684	76,117	88,421	76,208
Repurchase agreements	24,042	32,600	24,414	40,701
Total	$451,379	$413,869	$446,812	$419,292

Interest income:
Loans and leases	$7,064	$5,929	$13,763	$11,761
Investments	1,454	1,292	2,760	2,503
Federal funds sold	1	7	36	47
Interest-bearing deposits	2	6	5	9
Total	$8,521	$7,234	$16,564	$14,320

Interest expense:
Other interest-bearing deposits	$1,324	$355	$2,374	$587
Certificates of deposit	1,426	1,321	2,773	2,645
Borrowed funds	1,193	968	2,323	1,913
Repurchase agreements	163	141	299	338
Total	$4,106	$2,785	$7,769	$5,483

Net interest income	$4,415	$4,449	$8,795	$8,837

Yield on average interest-earning assets
Loans and leases	6.74%	6.15%	6.65%	6.14%
Investments	4.76%	4.49%	4.70%	4.32%
Federal funds sold	4.56%	2.70%	4.23%	2.60%
Interest-bearing deposits	4.42%	2.77%	3.99%	2.33%
Total	6.29%	5.76%	6.21%	5.69%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	2.88%	1.10%	2.68%	0.96%
Certificates of deposit	3.73%	3.01%	3.60%	2.97%
Borrowed funds	5.33%	5.10%	5.30%	5.06%
Repurchase agreements	2.73%	1.74%	2.47%	1.68%
Total	3.65%	2.70%	3.51%	2.64%

Net interest spread	2.64%	3.06%	2.70%	3.05%
Net interest margin	3.26%	3.54%	3.30%	3.51%

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $175,000, for the three months ended June 30, 2006, compared to $300,000 for the three months ended June 30, 2005.  The decrease in the provision for loan losses resulted in part due to the reduced level of non-performing loans, which consist of loans past due 90 days or more and non-accrual loans.  The balance of non-performing loans declined year to year by $2,845,000 to $7,750,000 at June 30, 2006 compared to $10,595,000 at June 30, 2005.   The non accrual component of the non performing loans showed a $2,585,000 decline in the same period.  During the same period, the 90 past due delinquent loans component declined as well to $277,000 at June 30, 2006 compared to $538,000 the prior year.  The efforts of our collections department staff have enabled us to keep delinquencies at lower levels.

For the six months ended June 30, 2006, the provision for loan losses was $250,000, compared to $380,000 for the six months ended June 30, 2005.  As a result, after taking into account charge-offs and recoveries during the period, the allowance was $5,738,000 at June 30, 2006 compared to $5,873,000 at June 30, 2005.  The decrease in the provision for loan losses was driven by the substantial decrease in non-performing loans.   The decrease was mainly attributable to the collection and pay-offs of non-performing loans.  Our Special Assets Department has developed and carried out exit strategies and/or resolution plans for each of the non-performing loans which have resulted in the attainment of these reductions.

Other income

Total other (non-interest) income declined $43,000, or 4%, for the three months ended June 30, 2006 compared to the same period in 2005.  Fees and service charges on deposit related accounts and other fees and service charges decreased $70,000 or 6%, due primarily to less ATM related charges. Partially offsetting the various fees was an increase in gain on loans sold of $23,000, due to increased sales volume.

For the six months ended June 30, 2006, other income increased $337,000, or 18%, compared to the six months ended June 30, 2005.  During 2005, the Bank recognized an estimated impairment charge of $220,000 in anticipation of projected realized losses from the future sales of its leased vehicles.  The Bank’s automobile lease finance business concluded in 2005, and similar impairment charges from this activity will not recur.  For the first six months of 2006, the Bank recognized $15,000 of gains from successful residual insurance claims on the automobile leasing business, which will curtail in 2006.  During the first half of 2005, sales of leased vehicles yielded a net loss of $34,000.  Finally, during the first half of 2006, the Bank sold more loans into the secondary market resulting in gains of $42,000 compared to losses of $7,000 in the first half of 2005.

Other operating expenses

For the quarter ended June 30, 2006, other (non-interest) expenses increased $336,000, or 9%, compared to the same 2005 quarter.  Salary and employee benefits increased $221,000, or 12%, due to an increase in the number of full-time equivalent employees and merit pay increases.  The increase in premises and equipment was caused by recognizing lease expense on long-term facility rental agreements, equipment depreciation, repair and maintenance.  The $75,000, or 18%, decrease in professional service fees was due to the high-level management and sales training in 2005 that did not recur in 2006.  The $92,000, or 17%, increase in the other component of operating expenses was caused by increased expenses related to our loan collection efforts, ATM processing costs and telecommunication charges.

For the first six months of 2006, other expenses increased $691,000, or 10%, from the first half of 2005.  Salary and employee benefits increased $485,000, or 14%, due to pay increases, increased number of full-time equivalent employees, one-time voluntary separation benefit payments and stock-based compensation expense (see footnote 3, “Stock Plans”, of the consolidated financial statements, included herein for a discussion on the Company’s adoption of SFAS 123R).  The increase in premises and equipment was caused by the aforementioned increase in lease expense and increased equipment depreciation, repair and additional core processing maintenance costs.  The decrease in professional service fees was caused mostly by non-recurring expenses associated with the 2005 Bank-wide participation in management skills development and sales training programs as well as a decrease in outside consulting fees for Sarbanes-Oxley compliance documentation procedures.

Income tax provision

Compared to 2005, income before provision for income taxes for the second quarter and first six months of 2006 decreased $306,000 and $322,000, respectively.  The effective federal income tax rate was 23.4% and 23.9% for the three and six months ended June 30, 2006, compared to 25.9% for each of the respective 2005 periods.  The effective tax rate decrease is attributable to lower pre-tax earning and an increase in tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the BOLI, collectively representing a larger portion of pre-tax earnings.

COMPARISON OF FINANCIAL CONDITION AT

JUNE 30, 2006 AND DECEMBER 31, 2005

Overview

Consolidated assets increased $31,068,000, or 6%, during the six months ended June 30, 2006 to $575,128,000.  The increase resulted from an increase in total deposits of $43,357,000, partially offset by a net decrease in combined short-and long-term borrowings of $12,493,000.  Total investments and net loans increased $15,869,000 and $14,349,000, respectively, since December 31, 2005.

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

At June 30, 2006, the carrying value of investment securities totaled $113,547,000, or 20%, of total assets compared to $97,679,000 or 18%, as of December 31, 2005.  The increase in investments was due to the deployment of deposit inflow, mostly into short-term U.S. government agency securities, to meet regulatory requirements.  At June 30, 2006, approximately 34% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Also, at June 30, 2006, agency and municipal bonds comprised 45% and 13%, respectively, of the investment portfolio.

As illustrated in the following table of amortized cost and fair market value of investment securities, the portfolio is comprised of HTM and AFS securities with carrying values of $1,785,000 and $111,762,000, respectively.  At June 30, 2006, the AFS debt securities were recorded with a net unrealized loss in the amount of $3,735,000 and equity securities were recorded with an unrealized gain of $176,000:

	Amortized	Gross unrealized	Gross unrealized	Fair
(dollars in thousands)	cost	gains	losses	value

Held-to-maturity securities:

Mortgage-backed securities	$1,785	$9	$4	$1,790

Available-for-sale securities:
U.S. government agencies and corporations	$51,935	$—	$1,423	$50,512
Obligations of states and municipal subdivisions	14,620	5	305	14,320
Corporate bonds	10,012	61	—	10,073
Mortgage-backed securities	38,475	—	2,073	36,402

Total debt securities	115,042	66	3,801	111,307

Equity securities	279	176	—	455

Total available-for-sale	$115,321	$242	$3,801	$111,762

The amortized cost and fair value of debt securities at June 30, 2006 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,785	$1,790

Available-for-sale securities:
Debt securities:
One year or less	$14,977	$14,958
One through five years	11,993	11,650
Five through ten years	22,101	21,250
Over ten years	27,496	27,047
Subtotal	76,567	74,905

Mortgage-backed securities	38,475	36,402

Total available-for-sale debt securities	$115,042	$111,307

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

At June 30, 2006, the AFS debt securities portfolio was carried at a net unrealized loss $3,735,000 compared to $1,859,000 at December 31, 2005.  A large portion of the unrealized losses were for a continuous period of more than 12 months.  Management believes that the cause of these unrealized losses is directly related to changes in market interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair values will increase.  During the current rising rate interest rate cycle that largely began in 2004 the Bank has experienced a steady decline in the value of its investment portfolio.  As of June 30, 2006, however, approximately $3.5 million, or 94%, of the deterioration of the AFS debt portfolio are from investments that are guaranteed by the U.S. government or one of its agencies.  In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and, if necessary, reviews of the issuer’s financial condition.  Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until recovery of fair value, which may be maturity, Management views these unrealized losses to be temporary.

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

At June 30, 2006, loans AFS amounted to $195,000 with a corresponding fair value of $199,000, compared to $429,000 and $434,000, respectively, at December 31, 2005.  For the second quarter of 2006, residential mortgage and student loans with principal balances of $3,104,000 were sold into the secondary market with combined net gains of approximately $27,000 recognized.

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

Gross loans, of $423,465,000 at June 30, 2006 increased from $409,129,000 at December 31, 2005.  Residential real estate loan growth was reasonably strong due to the continued market demand for residential loan originations and successful sales campaigns.  The increase in commercial and commercial real estate lending is principally due to experienced commercial lenders and the creation of a business lending department as part of the commercial lending team.  The team’s continued focus is to provide outstanding service and value-added proposals to the Bank’s customer base.  The growth in consumer and home equity loans stems from branch sales campaigns during the second quarter of 2006.

The composition of the loan portfolio at June 30, 2006 and December 31, 2005, is summarized as follows:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial and commercial real estate	$220,197,114	52.0	$216,288,597	52.9
Residential real estate	111,009,318	26.2	103,920,613	25.4
Consumer and home equity	77,753,307	18.4	74,070,328	18.1
Real estate construction	13,885,792	3.3	14,198,858	3.4
Direct financing leases	619,556	0.1	650,348	0.2
Gross loans	423,465,087	100.0	409,128,744	100.0
Allowance for loan losses	(5,738,470)		(5,984,649)
Net loans	$417,726,617		$403,144,095

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

Net charge-offs for the six months ended June 30, 2006 were $496,000, compared to $494,000 for the same period in 2005.  Net charge-offs of commercial loans were $311,000 for the six months ended June 30, 2006 compared to $426,000 in the six months of 2005.  Gross commercial charge-offs were $378,000 less for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  The June 30, 2005 amount included one large commercial charge-off in the amount of $318,000 taken in the second quarter of 2005. Recoveries on three commercial loans aggregating $259,000 in the first quarter of 2005 helped reduce the net charge-offs for the six months ended June 30, 2005.  Real estate mortgage net charge-offs were $32,000 in the first half of 2006 as opposed to $21,000 in the first half of 2005.  Consumer loan net charge-offs were $154,000 for the six months ended June 30, 2006 as compared to $47,000 for the same six months of 2005.  There were no lease financing charge-offs during the six months ended June 30, 2006 and recoveries posted were nominal.

Management believes that the current balance in the allowance for loans losses of $5,738,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither on non-accrual status nor past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.36% at June 30, 2006 compared 1.46% at December 31, 2005 and 1.51% at June 30, 2005.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	six months ended	year ended	six months ended
	June 30, 2006	December 31, 2005	June 30, 2005

Balance at beginning of period	$5,984,649	$5,987,798	$5,987,798

Provision charged to operations	250,000	830,000	380,000

Charge-offs:
Commercial	350,133	1,076,721	728,516
Real estate	31,626	20,875	20,875
Consumer	195,636	287,676	108,302
Lease financing	—	8,373	—
Total	577,395	1,393,645	857,693

Recoveries:
Commercial	39,197	395,162	302,204
Real estate	60	10,677	60
Consumer	41,759	154,557	61,009
Lease financing	200	100	—
Total	81,216	560,496	363,273

Net charge-offs	496,179	833,149	494,420

Balance at end of period	$5,738,470	$5,984,649	$5,873,378

Total loans, end of period	$423,465,087	$409,128,744	$388,249,252

	As of and for the		As of and for the		As of and for the
	six months ended		year ended		six months ended
	June 30, 2006		December 31, 2005		June 30, 2005
Net charge-offs to:
Loans, end of period	0.12%		0.20%		0.13%
Allowance for loan losses	8.65%		13.92%		8.42%
Provision for loan losses	1.98	x	1.00	x	1.30	x

Allowance for loan losses to:
Total loans	1.36%		1.46%		1.51%
Non-accrual loans	0.77	x	0.63	x	0.58	x
Non-performing loans	0.74	x	0.62	x	0.55	x
Net charge-offs	11.57	x	7.18	x	11.88	x

Loans 30-89 days past due and still accruing	$3,696,924		$1,608,970		$2,681,224
Loans 90 days past due and accruing	$277,250		$196,928		$537,588
Non-accrual loans	$7,472,830		$9,452,788		$10,057,877
Allowance for loan losses to loans 90 days or more past due and accruing	20.70	x	30.39	x	10.93	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of June 30, 2006, non-performing assets represented 1.36% of total assets compared to 1.78% at December 31, 2005 and 2.07% at June 30, 2005.

The non-accrual loans declined by $1,980,000 during the first six months of 2006 to $7,473,000.  There were additions to the non-accrual loans totaling $554,000 during the first six months of 2006.  These additions were offset by payoffs or pay downs of $1,955,000, charge offs of $486,000 and $93,000 of loans that were transferred to other real estate owned.  As of June 30, 2006, approximately one-half of the non-accrual loan balances consisted of one single relationship.

Other real estate owned at June 30, 2006 consisted of two residential properties that were foreclosed upon and transferred from loans.   The total of these two properties was $53,000 at June 30, 2006.  One of the properties has been listed for sale with a realtor.  The second property is under a contract for sale.  There were no repossessed assets at June 30, 2006.

Non-performing loans declined $1,900,000 from year-end 2005, to $7,750,000 at June 30, 2006.  Although the decline occurred mainly in the commercial loans, reductions occurred in the real estate and consumer portfolios as well.  The ratio of non-performing loans to net loans declined by 54 basis points to 1.85%, during the six month period ended June 30, 2006.  At June 30, 2005, the ratio of non-performing loans to net loans was 2.77%, compared to 1.85% at June 30, 2006 or a decrease of 92 basis points.  The ratio of non-performing assets to total assets decreased to 1.36% at June 30, 2006, down from 1.78% at year-end 2005.  This is mainly a result of the reduced levels of non-accrual loans, and also the increase in which occurred in total assets.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2006	December 31, 2005	June 30, 2005

Loans past due 90 days or more and accruing	$277,250	$196,928	$537,588
Non-accrual loans	7,472,830	9,452,788	10,057,877
Total non-performing loans	7,750,080	9,649,716	10,595,465

Other real estate owned	53,099	—	351,550
Repossessed assets	—	18,702	100,484
Total non-performing assets	$7,803,179	$9,668,418	$11,047,499

Net loans including AFS	$417,921,996	$403,572,679	$382,375,874
Total assets	$575,128,225	$544,060,698	$533,320,637
Non-accrual loans to net loans	1.79%	2.34%	2.63%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	1.87%	2.40%	2.89%
Non-performing assets to total assets	1.36%	1.78%	2.07%
Non-performing loans to net loans	1.85%	2.39%	2.77%

Accrued interest receivable and other assets

The increase in accrued interest receivable of $632,000 or 32%, from December 31, 2005 to June 30, 2006 was principally due to higher average balances of interest-earning assets.  The increase in other assets of $746,000, or 18%, for the same period, was due to an increase in the deferred income tax asset caused by the decline in value in the securities AFS portfolio.

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

Compared to December 31, 2005, total deposits increased $43,357,000, or 11%, during the six months ended June 30, 2006.  The increase in total deposits was primarily due to a $26,370,000, or 53%, increase in NOW accounts, much of which stems from our continued positive relationship with our public sector customers.  The $22,538,000, or 44%, increase in money market accounts was due to the successful implementation of deposit-gathering strategies in conjunction with increased short-term promotional interest rates and transfers from less attractive time deposits.  Though the Bank has introduced some promotional strategies for shorter-term time deposits, Management did not aggressively pursue time deposits; rather, most of the efforts were targeted to attracting transactional, no-term core deposits such as NOW and money market accounts.  Though non-interest bearing deposits were relatively flat compared to December 31, 2005, the Bank continues to experience growth from its personal relationship customers.  Going forward, Management will continue to develop strategies and implement campaigns to attract this all-important cost-lowering funding source.

To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Although we continue to experience intense competition for deposits, we have not increased rates above market rates, as we only consider cost effective strategies in all interest rate environments.

The following table represents the major components of deposits as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Money market	$74,121,373	17.5	$51,583,473	13.6
NOW	76,417,961	18.1	50,048,331	13.2
Savings and club	49,897,684	11.8	46,434,150	12.3
Certificates of deposit less than $100,000	88,368,651	20.9	84,814,047	22.3
Certificates of deposit of $100,000 or more	63,488,886	15.0	76,257,553	20.1
Total interest-bearing	352,294,555	83.3	309,137,554	81.5
Non-interest bearing	70,560,800	16.7	70,361,086	18.5
Total deposits	$422,855,355	100.0	$379,498,640	100.0

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements (“REPOs”) in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) for asset growth and liquidity needs.  Borrowings included $68,325,000 and $83,704,000 in long-term advances from the FHLB at June 30, 2006 and December 31, 2005, respectively.  Also included in borrowings were REPO agreements of $23,951,000 and $26,913,000, as of the respective periods.  REPOs are non-insured low-cost interest-bearing liabilities that have a security interest in qualified investment securities of the Bank.  REPOs offered are either fixed-term or a daily-sweep product of the Bank.  The balance in customer REPOs can fluctuate daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  As of June 30, 2006, the balance in this account was $7,683,000 compared to $769,000 at December 31, 2005.

Combined short- and long-term borrowings amounted to $99,984,000 at June 30, 2006 compared to $112,477,000 at December 31, 2005, or a decrease of approximately $12,493,000, or 11%.  The decrease was the result of increased deposit generation that was used to repay FHLB advances during the second quarter of 2006.

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

To manage this interest rate sensitivity gap position, an asset/liability model called cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2006, the Company maintained a negative one-year cumulative gap of $104,665,000 or -18.2% of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities, which may expose the Bank to interest rate risk during a period of rising interest rates.  Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during a one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2006 (dollars in thousands):

	3 months	3 through	1 through	Over
	or less	12 months	3 years	3 years	Total
Cash and cash equivalents	$192	$—	$—	$11,930	$12,122
Investment securities (1)(2)	23,804	9,567	16,415	68,320	118,106
Loans (2)	106,879	63,474	100,299	147,270	417,922
Fixed and other assets	—	8,033	—	18,945	26,978
Total assets	$130,875	$81,074	$116,714	$246,465	$575,128
Total cumulative assets	$130,875	$211,949	$328,663	$575,128

Non-interest bearing transaction deposits (3)	$—	$7,056	$19,404	$44,101	$70,561
Interest-bearing transaction deposits (3)	93,984	53,511	43,119	9,822	200,436
Time deposits	31,303	86,529	19,673	14,353	151,858
Repurchase agreements	13,886	8,421	1,644	—	23,951
Short-term borrowings	7,708	—	—	—	7,708
Long-term debt	7,746	6,470	1,109	53,000	68,325
Other liabilities	—	—	—	3,254	3,254
Total liabilities	$154,627	$161,987	$84,949	$124,530	$526,093
Total cumulative liabilities	$154,627	$316,614	$401,563	$526,093

Interest sensitivity gap	$(23,752)	$(80,913)	$31,765	$121,935

Cumulative gap	$(23,752)	$(104,665)	$(72,900)	$49,035

Cumulative gap to total assets	-4.13%	-18.20%	-12.68%	8.53%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2006 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2006 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(3.2)%	(2.0)%
Net income	(8.5)	(6.3)

Economic value at risk:
Percent change in:
Economic value of equity	(33.0)	15.2
Economic value of equity asa percent of book assets	(3.2)	1.5

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2006, the Company’s risk-based capital ratio was 13.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2006, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	Dollar	Percent
Change in interest rates	income	variance	variance

+200 basis points	$17,437	$(577)	(3.2)%
+100 basis points	17,662	(352)	(2.0)
Flat rate	18,014	—	—
-100 basis points	18,113	99	0.5
-200 basis points	17,661	(353)	(2.0)

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, we use a third party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and interest checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit run-off.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like-term at current rates provided my Management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, available fed fund lines and other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sales of both loans and investments AFS, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

As of June 30, 2006, the Company maintained $12,122,000 in cash and cash equivalents and had $111,762,000 in investments AFS and $195,000 of loans AFS.  In addition, as of June 30, 2006, the Company had approximately $60,447,000 available to borrow from the FHLB.  This combined total of $184,526,000 represented 32% of total assets at June 30, 2006.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

Shareholders’ equity increased from net income, stock issuance from the Company’s various sponsored stock plans partially offset by an increase in the unrealized loss on AFS securities and the declaration of cash dividends.  The decline in the market value of securities AFS is due to the predominant increasing interest rate environment which largely began in 2004.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

As of June 30, 2006, the Company meets all capital adequacy requirements to which it is subject.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2006:

							To be well
							capitalized under
				For capital			prompt corrective
	Actual			adequacy purposes			action provisions
	Amount	Ratio		Amount		Ratio	Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$56,799,103	13.28%	>	$34,194,812	>	8.00%	N/A		N/A
Bank	$56,467,176	13.21%	>	$34,188,984	>	8.00%	$42,736,230	>	10.00%
Tier I capital
(to risk-weighted assets)
Consolidated	$51,351,627	12.01%	>	$17,097,406	>	4.00%	N/A		N/A
Bank	$51,114,336	11.96%	>	$17,094,492	>	4.00%	$25,641,738	>	6.00%
Tier I capital
(to average assets)
Consolidated	$51,351,627	8.99%	>	$22,854,148	>	4.00%	N/A		N/A
Bank	$51,114,336	8.95%	>	$22,839,964	>	4.00%	$28,549,955	>	5.00%

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

Item 1A.   Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 None

Item 3.     Default Upon Senior Securities

 None

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 2, 2006, the judges of election made the report concerning the results of balloting.  Holders of 1,667,306 shares of common stock, representing 81.5% of the total number of shares outstanding, were represented in person or by proxy at the 2006 annual meeting of shareholders.

The following votes were cast:

Election of Class A Directors to serve for a three-year term:

	For	Withhold authority	Abstain
Paul. A Barrett	1,583,501	83,805	—
John T. Cognetti	1,583,223	84,082	—
Michael J. McDonald	1,652,098	15,208	—

In addition to the above elected Class A Directors, at the conclusion of its annual meeting, the Company’s Board of Directors consisted of: Brian J. Cali, Esq. and Patrick J. Dempsey, as Class C Directors whose term expires in 2007; and Samuel C. Cali, Mary E. McDonald and David L. Tressler, Sr. as Class B Directors whose term expires in 2008.

Ratification of independent certified public accountants:

	For	Against	Abstain
Parente Randolph, LLC	1,655,962	10,853	491

Item 5.     Other Information

 None

Item 6.    Exhibits

3(i)                                   Amended and Restated Articles of Incorporation of Registrant.  Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

3(ii)                               Bylaws of Registrant.  Incorporated by reference to Exhibit 3(ii) to Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.1                              1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.  Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.2                              1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

10.3                              Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank.  Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No.333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

10.4                              Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001 and by Post-Effective Amendment No 2 on July 7, 2005.

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

FIDELITY D & D BANCORP, INC.

Date: August 8, 2006	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: August 8, 2006	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*

3(ii) Bylaws of Registrant. Incorporated by reference to Exhibit 3 (ii) to Registrant’s Registration Statement
No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form
S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on Nov. 3, 1999 and as amended on April 6, 2000.

*

10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No. 333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

*

10.4 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001and by Post-Effective Amendment No 2 on July 7, 2005.

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

* Incorporated by Reference