Form 10-Q
period 2006-09-30
FIDELITY D & D BANCORP INC
filed 2006-11-09
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐ YES   ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 31, 2006, the latest practicable date, was 2,053,205 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2006

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Balance Sheets

As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$10,276,404	$12,525,723
Interest-bearing deposits with financial institutions	123,375	68,817
Federal funds sold	10,433,000	—
Total cash and cash equivalents	20,832,779	12,594,540
Available-for-sale securities	100,019,927	95,681,654
Held-to-maturity securities	1,720,419	1,996,919
Federal Home Loan Bank Stock	3,259,400	4,628,200
Loans and leases, net (allowance for loan losses of $5,843,538 in 2006; $5,984,649 in 2005)	409,650,864	403,144,095
Loans available-for-sale (fair value $427,684 in 2006; $434,272 in 2005)	421,189	428,584
Bank premises and equipment, net	11,296,696	11,683,148
Cash surrender value of bank owned life insurance	8,105,171	7,891,898
Other assets	4,642,016	4,033,132
Accrued interest receivable	2,760,173	1,959,826
Foreclosed assets held for sale	131,849	18,702
Total assets	$562,840,483	$544,060,698
LIABILITIES
Deposits:
Non-interest-bearing	$71,548,817	$70,361,086
Certificates of deposit of $100,000 or more	62,241,944	76,257,553
Other interest-bearing deposits	285,939,026	232,880,001
Total deposits	419,729,787	379,498,640

Accrued interest payable and other liabilities	3,730,970	3,238,844
Short-term borrowings	22,826,739	28,772,997
Long-term debt	65,590,062	83,704,188
Total liabilities	511,877,558	495,214,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,053,205 shares in 2006; 2,039,639 shares in 2005	18,560,899	10,594,901
Retained earnings	33,544,484	39,363,461
Accumulated other comprehensive loss	(1,142,458)	(1,112,333)
Total shareholders’ equity	50,962,925	48,846,029
Total liabilities and shareholders’ equity	$562,840,483	$544,060,698

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest income:
Interest and fees on loans and leases:
Taxable	$7,122,621	$6,019,084	$20,500,909	$17,454,699
Nontaxable	104,193	120,630	357,813	335,159
Interest-bearing deposits with financial institutions	2,045	3,263	6,821	12,234
Investment securities:
U.S. Government agency and corporations	918,070	861,777	2,789,335	2,693,019
States and political subdivisions (nontaxable)	149,611	156,931	440,929	397,491
Other securities	239,280	162,285	668,492	461,043
Federal funds sold	58,746	—	94,872	47,427
Total interest income	8,594,566	7,323,970	24,859,171	21,401,072
Interest expense:
Certificates of deposit of $100,000 or more	692,888	722,680	2,029,353	2,096,344
Other deposits	2,439,514	1,023,540	6,250,072	2,881,871
Securities sold under repurchase agreements	177,668	148,677	476,543	486,794
Other short-term borrowings and long-term debt	962,182	1,061,871	3,271,395	2,966,014
Other	8,817	4,946	22,578	13,840
Total interest expense	4,281,069	2,961,714	12,049,941	8,444,863
Net interest income	4,313,497	4,362,256	12,809,230	12,956,209
Provision for loan losses	75,000	300,000	325,000	680,000
Net interest income, after provision for loan losses	4,238,497	4,062,256	12,484,230	12,276,209
Other income:
Service charges on deposit accounts	698,839	689,435	1,965,620	1,961,966
Gain (loss) on:
Investment securities	—	—	(166)	2,643
Loans	20,707	8,468	62,550	1,011
Leased assets	—	22,626	15,154	(11,328)
Disposal of premises and equpment	(16,334)	—	(14,774)	(589)
Foreclosed assets held for sale	(4,416)	41,472	(3,795)	33,861
Write-down lease residual	—	—	—	(220,000)
Fees and other service charges	437,479	466,186	1,324,463	1,334,154
Total other income	1,136,275	1,228,187	3,349,052	3,101,718
Other expenses:
Salaries and employee benefits	2,078,715	1,755,611	6,059,586	5,251,730
Premises and equipment	810,235	750,266	2,434,645	2,221,742
Advertising	164,855	127,709	453,132	407,517
Professional fees and services	287,989	290,619	909,163	1,086,537
Other	653,970	666,582	2,010,137	1,800,848
Total other expenses	3,995,764	3,590,787	11,866,663	10,768,374
Income before provision for income taxes	1,379,008	1,699,656	3,966,619	4,609,553
Provision for income taxes	349,032	405,311	966,392	1,160,011
Net income	$1,029,976	$1,294,345	$3,000,227	$3,449,542
Per share data:
Net income - basic	$0.51	$0.64	$1.47	$1.70
Net income - diluted	$0.51	$0.64	$1.47	$1.70
Dividends	$0.22	$0.20	$0.66	$0.60

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2006 and 2005

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares *	Amount	earnings	loss	Total
Balance, December 31, 2004 (audited)	2,023,529	$10,072,134	$36,396,027	$(101,401)	$46,366,760
Total comprehensive income:
Net income			3,449,542		3,449,542
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects				(611,071)	(611,071)
Comprehensive income					2,838,471
Issuance of common stock through Employee Stock Purchase Plan	1,134	31,671			31,671
Dividends reinvested through Dividend Reinvestment Plan	11,463	367,367			367,367
Cash dividend declared			(1,217,039)		(1,217,039)
Balance, September 30, 2005 (unaudited)	2,036,126	$10,471,172	$38,628,530	$(712,472)	$48,387,230

* The number of shares has been adjusted to reflect the retroactive effect of a 10% stock dividend paid on February 15, 2006.

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	loss	Total
Balance, December 31, 2005 (audited)	1,854,217	$10,594,901	$39,363,461	$(1,112,333)	$48,846,029
Total comprehensive income:
Net income			3,000,227		3,000,227
Change in net unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment and tax effects				(30,125)	(30,125)
Comprehensive income					2,970,102
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend Reinvestment Plan	12,023	427,003			427,003
Stock-based compensation expense		28,744			28,744
Cash dividend declared			(1,349,656)		(1,349,656)
Stock dividend declared	185,394	7,462,100	(7,462,100)		—
Cash paid for fractional shares on stock dividend			(7,448)		(7,448)
Balance, September 30, 2006 (unaudited)	2,053,205	$18,560,899	$33,544,484	$(1,142,458)	$50,962,925

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$3,000,227	$3,449,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	893,134	880,897
Amortization of securities (net of accretion)	58,190	180,449
Provision for loan losses	325,000	680,000
Deferred income tax benefit	(27,073)	(184,956)
Stock-based compensation expense	28,744	—
Amortization of investment in limited partnership	67,500	67,500
Proceeds from sale of loans available-for-sale	8,081,253	1,561,456
Originations of loans available for sale	(8,011,308)	(1,681,523)
Write-down of foreclosed assets held for sale	—	50,451
Write-down lease residual	—	220,000
Increase in cash surrender value of life insurance	(213,273)	(202,807)
Loss (gain) on sale of investment securities	166	(2,643)
Gain on sale of loans	(62,550)	(1,011)
Loss (gain) on sale of foreclosed assets held-for-sale	3,795	(33,861)
Loss on sale of leased assets	—	11,328
Loss on disposal of premises and equipment	14,774	589
Amortization of loan servicing rights	54,537	71,871
Change in:
Accrued interest receivable	(800,347)	(236,854)
Other assets	(688,329)	(928,862)
Accrued interest payable and other liabilities	493,341	221,490
Net cash provided by operating activities	3,217,781	4,123,056
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	274,397	827,760
Available-for-sale securities:
Proceeds from sales	1,537,338	19,282,027
Proceeds from maturities, calls and principal pay-downs	16,798,981	11,934,551
Purchases	(22,776,489)	(24,207,222)
Net decrease in FHLB stock	1,368,800	158,900
Net increase in loans and leases	(7,005,816)	(8,088,646)
Proceeds from sale of leased assets	—	766,598
Acquisition of bank premises and equipment	(521,456)	(389,504)
Proceeds from sale of foreclosed assets held-for-sale	55,890	444,814
Net cash (used in) provided by investing activities	(10,268,355)	729,278
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	1,187,731	4,974,049
Net decrease in certificates of deposit of $100,000 or more	(14,015,609)	(7,092,475)
Net increase in other interest-bearing deposits	53,059,025	5,919,354
Net decrease in short-term borrowings	(5,946,258)	(6,507,235)
Proceeds from long-term borrowings	16,000,000	—
Repayment of long-term debt	(34,114,126)	(582,602)
Dividends paid, net of dividend reinvestment	(922,653)	(849,672)
Proceeds from employee stock purchase plan	48,151	31,671
Cash payments in lieu of fractional shares on stock dividend	(7,448)	—
Net cash provided by (used in) financing activities	15,288,813	(4,106,910)
Net increase in cash and cash equivalents	8,238,239	745,424
Cash and cash equivalents, beginning	12,594,540	10,216,394
Cash and cash equivalents, ending	$20,832,779	$10,961,818

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.             Nature of operations and critical accounting policies

Nature of operations

The Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (the Company or collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services, to both our consumer and commercial customers from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

Principles of consolidation

The accompanying unaudited consolidated financial statements of the Company and the Bank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to this Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of Management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included.  All significant inter-company balances and transactions have been eliminated in consolidation.  Prior period amounts are reclassified when necessary to conform to the current period’s presentation.

During the fourth quarter of 2005, the Company changed its classification, within the consolidated statements of cash flows, of the activity associated with loans available-for-sale from investing activities to operating activities.  Accordingly, the cash flows for the nine months ended September 30, 2005 have been reclassified to conform to the current year’s presentation.  The effect of the change decreased operating cash flows by $120,000 and increased investing cash flows by $120,000.  The Company believes the change in classification of loans available-for-sale is preferable because it better reflects the primary business purpose of these transactions and complies with the requirements of SFAS 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

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

Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report.  Management prepared the unaudited financial statements in accordance with GAAP.  In meeting its responsibility for the financial statements, Management depends on the Company’s accounting systems and related internal controls.  These systems and controls are designed to provide reasonable, but not absolute, assurance that the financial records accurately reflect the transactions of the Company, the Company’s assets are safeguarded and that the financial statements present fairly the financial condition and results of operations of the Company.

In the opinion of Management, the consolidated balance sheets as of September 30, 2006 and December 31, 2005 and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2006 and 2005 and changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2006 and 2005 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance).  Management believes that the allowance, as of September 30, 2006, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value.  While Management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  The Company receives estimated fair values of investment securities from an independent valuation service.  In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments.  Based on experience, Management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, Management may obtain price quotes from more than one source.  Available-for-sale (AFS) securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association or the Pennsylvania Housing Finance Authority.  To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  From time-to-time, the Bank may originate Small Business Administration (SBA) loans AFS.  The fair value of SBA loans, classified as AFS, is obtained from an outside pricing source.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  As of September 30, 2006 and December 31, 2005, the AFS loan portfolio consisted of residential mortgages and student loans.

2.             Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares. Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under this method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  Pursuant to the guidance of Statement of Financial Accounting Standard (SFAS) No. 128, Earning Per Share, proceeds include: proceeds from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized; and any “windfall” tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity).  For a further discussion on the Company’s stock option plans, see note 3, below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Nine months ended September 30,	2006	2005

Basic EPS:

Net income available to common shareholders	$3,000,227	$3,449,542

Weighted-average common shares outstanding	2,045,872	2,029,271

Basic EPS	$1.47	$1.70

Diluted EPS:

Net income available to common shareholders	$3,000,227	$3,449,542

Weighted-average common shares outstanding	2,045,872	2,029,271

Dilutive potential common shares	1,454	523

Weighted-average common shares and dilutive potential shares	2,047,326	2,029,794

Diluted EPS	$1.47	$1.70

3.             Stock plans

In December 2004, the Financial Accounting Standard Board issued SFAS 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Bulletin Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

On January 1, 2006, the Company implemented the provisions SFAS 123R using the Modified Prospective Application transition method (the MPA).  The MPA requires the Company to apply the provisions of SFAS 123R to: (a) new awards granted after its adoption; (b) any awards that were granted after the first fiscal year beginning after December 15, 1994 that have not vested by the date the Company adopts SFAS 123R; and (c) any outstanding liability awards.  Under the MPA, the Company is not required to adjust prior years’ financial statements.  In addition, as of December 31, 2005, all of the Bank’s stock option awards granted, prior to that date, were fully vested and therefore the Bank is not required to apply the provisions of SFAS 123R to these previously granted share-based awards.  Therefore, the following discussion will be most applicable to share-based awards issued during 2006.

The Company has two stock-based compensation plans (the plans).  The plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees.  The Company believes that these plans better align the interest of its directors, key officers and employees with the interest of its shareholders.  The Company further believes that the granting of share-based awards, under the provisions of the plans, is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and certain employees.

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant.  No stock options were awarded during the first nine months of 2006 or for each of the years ended December 31, 2005, 2004 and 2003 due to the directors’ voluntary election to forego the award.  At September 30, 2006 and December 31, 2005, there were 14,850 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  During the first quarter of 2006, 2,200 stock options were issued under the 2000 Stock Incentive plan.  No stock options were awarded for each of the years ended December 31, 2005, 2004 and 2003.  As of September 30, 2006 and December 31, 2005, there were 5,830 and 5,280, respectively, unexercised stock options outstanding under this plan.

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

A summary of the status of the Company’s stock option plans as of September 30, 2006, December 31, 2005 and December 31, 2004 and changes during the periods is presented below:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price *	term (yrs)	value

Outstanding, December 31, 2004	20,570	$32.29	5.7
Granted	—
Exercised	—
Forfeited or expired	(440)	34.09
Outstanding, December 31, 2005	20,130	32.25	4.7
Granted	2,200	36.59
Exercised	—
Forfeited or expired	(1,650)	33.07
Outstanding, September 30, 2006	20,680	$32.64	4.5	$18,498
Exercisable, September 30, 2006	20,680	$32.64	4.5	$18,498

* Includes options with exercise prices ranging from $28.18 to $36.59 per share.

No options have been granted under the 2000 Independent Directors Stock Option Plan since 2002 and all options previously granted and outstanding are fully vested.  As of September 30, 2006, no options have been exercised under the provisions of this plan.

Under the 2000 Stock Incentive Plan, the grant-date fair value of the options granted was determined to be $6.21 per share.  Approximately $13,700 of stock-based compensation expense was recorded during the first half of 2006 and is included as a component of salaries and employee benefits in the consolidated income statement.  Since the plan is a qualified option plan under the Internal Revenue Code, no tax benefit will be recorded until the shares are exercised by the recipients.  No options were exercised during the periods presented.  Since the Company adopted SFAS 123R on January 1, 2006, under the MPA, the comparable data for the previous periods is not required to be reported.  As of September 30, 2006, all options issued under the plan were fully vested and therefore, there is no unrecognized compensation expense related to non-vested share-based compensation agreements under the plan as of that date.

In addition to the two stock option plans above, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the 2002 ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At September 30, 2006, 6,051 shares have been issued under the plan.  The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP Plan on the date the shares are purchased.  For the nine months ended September 30, 2006, compensation expense related to the ESPP approximated $15,000 and is included as a component of salaries and employee benefits in the consolidated income statement.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2006 compared to December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and September 30, 2005.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2005 Annual Report filed on Form 10-K.

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

In addition to net interest income, profitability is affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of leases, securities, loans AFS, sales of other real estate (ORE) properties and disposal of other bank owned assets.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Overview

Net income for the third quarter of 2006 was $1,030,000, a decrease of $264,000 from the $1,294,000 recorded in the same quarter in 2005.  Diluted earnings per share was $0.51 and $0.64 for each of the respective periods.  For the nine months ended September 30, 2006, net income was $3,000,000, or $1.47 per diluted share, compared to $3,450,000, or $1.70 per diluted share for the nine months ended September 30, 2005.  The decline in net income in the third quarter was primarily the result of lower non-interest income and increased operating expenses.  The decline in net income for the nine month comparison was due mostly to increased operating expenses.  During both periods, the provision for loan losses decreased $225,000 and $355,000, respectively.

The decline in net income was the primary cause of the decline in return on average assets (ROA) and return on average shareholders’ equity (ROE) to 0.72% and 8.18%, respectively, for the three months ended September 30, 2006, compared to 0.96% and 10.62, respectively, for the same period in 2005.  For the nine months ended September 30, 2006 ROA and ROE were 0.71% and 8.12% compared to 0.86% and 9.73% for the nine months ended September 30, 2005.

During the third quarter of 2006, the Bank refinanced a portion of its long-term debt that was designed to reduce interest expense and thereby improve net interest income. For a further discussion on this transaction see the Borrowings section under Comparison of Financial Condition, below.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $49,000 to $4,313,000 for the third quarter of 2006, from $4,362,000 recorded in the same period of 2005.  The decrease was principally due to the effect rising interest rates had on the rates paid on average interest-bearing liabilities compared to interest-earning assets.  Rates paid increased 99 basis points, to 3.83%, for the three months ended September 30, 2006 compared to 2.84% for the same 2005 period.  In addition to the increase in rates paid, there was an increase in the average interest-bearing liabilities of $29,350,000 for the comparable periods.  The Bank has continued to deploy various marketing and rate enhancing techniques to enhance core deposit growth.  From these efforts, average core deposits, which exclude time deposits of greater than $100,000, increased approximately $74,800,000 compared to the quarter ended September 30, 2005.  As a result, interest expense on deposits increased $1,319,000, or 45%, during the third quarter of 2006 compared to the third quarter of 2005.  Though rates paid on borrowings increased 62 basis points, the related interest expense declined $67,000 due to a decline in the average balance in the 2006 quarter compared to the 2005 quarter.

Interest income increased $1,271,000, or 17%, partially offsetting the increase in interest expense during the third quarter of 2006 compared to the third quarter of 2005.  This improvement was primarily due to a 59 basis point increase in the book yield earned on its average interest-earning assets which also experienced growth during the third quarter of 2006 compared to the third quarter of 2005.  The quarter-to-quarter improvement in yield was due to higher market interest rates and was further bolstered by our progress in shifting non-performing loans to performing status.  The loan portfolio grew by $29,427,000 on average and yielded 57 basis points more during the current year quarter than in the same quarter of 2005.

During the third quarter of 2006, the Bank’s tax-equivalent margin and spread decreased 26 and 41 basis points, respectively, compared to the third quarter of 2005.  The decline in margin and spread is from interest costs outpacing the yield earned on higher balances of interest-earning assets.

Similar to the third quarter comparisons, the Bank’s tax-equivalent margin and spread decreased 22 and 38 basis points, respectively, during the nine months ended September 30, 2006 compared to the same 2005 period.  For the nine months ended September 30, 2006, net interest income declined $147,000 to $12,809,000 from $12,956,000 recorded in the comparable 2005 period.  The decrease was due to a combination of a net increase in average interest-bearing liabilities of $28,129,000 and to a more significant degree, an increase in the average rate paid of 92 basis points.  As a result, total interest expense increased $3,605,000, or 43%, for the nine months ended September 30, 2006 compared to the same period ended in 2005.

Interest income increased $3,458,000, or 16%, for the first nine months of 2006 compared to the first nine months of 2005.  The dominant factor leading to the improvement was an increase in the book yield on average-earning assets of 53 basis points in addition to a $30,758,000 increase in average interest-earning assets.  The increased interest rate environment as well as the aforementioned reduction of non-performing loans, during the third quarter of 2006, helped improve the yield on the Bank’s portfolios of interest-earning assets.

The increasing interest rate environment, that has dominated the economy for more than two years, and the more recent inverted treasury yield curve, continues to pressure the Bank’s net interest income performance.  However, our successful deposit gathering strategies, debt restructure and improved credit quality of the Bank’s earning assets will help position the Bank’s to optimize net interest income during this challenging rate environment and should be further enhanced when the shape of the yield curve returns to a more normal slope.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Average interest-earning assets:
Loans and leases	$420,256	$390,829	$418,354	$387,754
Investments	112,107	113,632	116,262	115,842
Federal funds sold	4,414	—	2,618	2,451
Interest-bearing deposits	181	400	221	650
Total	$536,958	$504,861	$537,455	$506,697

Average interest-bearing liabilities:
Other interest-bearing deposits	$197,727	$128,830	$185,014	$124,853
Certificates of deposit	151,387	170,893	154,008	176,644
Borrowed funds	70,175	84,309	82,339	78,909
Repurchase agreements	23,779	29,686	24,203	37,029
Total	$443,068	$413,718	$445,564	$417,435

Interest income (FTE):
Loans and leases	$7,281	$6,202	$21,043	$17,963
Investments	1,393	1,270	4,154	3,773
Federal funds sold	59	—	95	47
Interest-bearing deposits	2	3	7	12
Total	$8,735	$7,475	$25,299	$21,795

Interest expense:
Other interest-bearing deposits	$1,572	$419	$3,947	$1,006
Certificates of deposit	1,560	1,327	4,332	3,972
Borrowed funds	971	1,067	3,294	2,980
Repurchase agreements	178	149	477	487
Total	$4,281	$2,962	$12,050	$8,445

Net interest income (FTE)	$4,454	$4,513	$13,249	$13,350

Yield on average interest-earning assets
Loans and leases	6.87%	6.30%	6.73%	6.19%
Investments	4.93%	4.43%	4.78%	4.35%
Federal funds sold	5.28%	—	4.84%	2.59%
Interest-bearing deposits	4.48%	3.24%	4.12%	2.52%
Total	6.45%	5.87%	6.29%	5.75%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	3.16%	1.29%	2.85%	1.08%
Certificates of deposit	4.09%	3.08%	3.76%	3.01%
Borrowed funds	5.49%	5.02%	5.35%	5.05%
Repurchase agreements	2.96%	1.99%	2.63%	1.76%
Total	3.83%	2.84%	3.62%	2.70%

Net interest spread	2.62%	3.03%	2.67%	3.05%
Net interest margin	3.29%	3.55%	3.30%	3.52%

Yield on average interest-earning assets	6.45%	5.87%	6.29%	5.75%
Rate on average interest-bearing liabilities	3.83%	2.84%	3.62%	2.70%
Net interest spread	2.62%	3.03%	2.67%	3.05%
Net interest margin	3.29%	3.55%	3.30%	3.52%

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses was $75,000, for the three months ended September 30, 2006, compared to $300,000 for the three months ended September 30, 2005.  The decrease in the provision for loan losses this quarter was driven by the reduced levels of criticized and non-performing loans.  The balance of non-performing loans declined year-to-year by $4,910,000 to $5,079,000 at September 30, 2006 compared to $9,989,000 at September 30, 2005.  The non-accrual component of non-performing loans showed a $5,253,000 decline in the same period as the Bank continues to make progress in moving non-performing loans to performing status.

For the nine months ended September 30, 2006, the provision for loan losses was $325,000, compared to $680,000 for the nine months ended September 30, 2005.  As a result, after taking into account charge-offs and recoveries during the period, the allowance was $5,844,000 at September 30, 2006 compared to $6,035,000 at September 30, 2005.  The decrease in the provision for loan losses was driven by the substantial decrease in the non-performing loans mentioned above.  Our Special Assets Department continues to make progress and carry out exit strategies and/or resolution plans for each of the non-performing loans.

 Other income

Total other (non-interest) income declined $92,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  The 2005 quarter consisted of net gains from the sales of foreclosed assets that included insurance proceeds from a claim for damages on one of the properties, compared to net losses in 2006.  The Bank’s automobile lease finance business concluded in 2005 and during the quarter ended September 30, 2005, the Bank recognized $23,000 of net gains from sales of previously leased vehicles which did not recur in the third quarter of 2006.  Further, during the 2006 quarter, the Bank recognized a $16,000 loss from the disposal of obsolete premises and equipment.

For the nine months ended September 30, 2006, other income increased $247,000, or 8%, compared to the nine months ended September 30, 2005.  During 2005, the Bank recognized an estimated impairment charge of $220,000 in anticipation of projected realized losses from the future sales of its leased vehicles.  Because the Bank’s automobile lease finance business concluded in 2005, similar impairment charges from this activity will not recur.  During the nine months ended September 30, 2006, the Bank recognized $15,000 of residual insurance claims from previously leased vehicles, compared to a net loss from their sales of $11,000 for the same 2005 period.  Finally, the Bank sold more loans into the secondary market resulting in gains of $63,000 in the first nine months of 2006.

Other operating expenses

For the quarter ended September 30, 2006, other (non-interest) expenses increased $405,000, or 11%, compared to the same 2005 quarter.  Salary and employee benefits increased $323,000, or 18%, due to an increase in the number of full-time equivalent employees and merit pay increases.  The increase in premises and equipment was due to more lease expense on long-term facility rental agreements and increases in equipment repair and maintenance and property insurance.  The $37,000 increase in advertising was caused by increased media advertising and direct mailing marketing techniques.

For the nine months ended September 30, 2006, other expenses increased $1,098,000 compared to the same 2005 period. Salary and employee benefits increased $808,000, or 15%, due to pay increases, increased number of full-time equivalent employees, one-time voluntary separation benefit payments and stock-based compensation expense (see footnote 3, Stock Plans, of the consolidated financial statements, included herein for a discussion on the Company’s adoption of SFAS 123R).  The $213,000 increase in premises and equipment was caused by the aforementioned increase in lease expense and increased equipment repair and additional core processing maintenance costs.  The decrease in professional service fees was caused mostly by non-recurring expenses associated with the 2005 Bank-wide participation in management skills development and sales training programs as well as a decrease in outside consulting fees for Sarbanes-Oxley compliance documentation procedures.  Increased traditional and alternative media advertising caused advertising expense to increase 11% during the first nine months of 2006 compared to the same period in 2005.  The net increase in the other component of operating expenses included higher spending for supplies, telephone, outside data processing services, ATM related expenses, charitable contributions, directors’ fees, employee travel, dues and subscriptions partially offset by lower spending for ORE and settlement expense.

Income tax provision

Compared to 2005, income before provision for income taxes for the third quarter and first nine months of 2006 decreased $56,000 and $194,000, respectively resulting in lower income tax provisions in the comparable periods.  The effective federal income tax rate was 25.3% and 24.4% for the three and nine months ended September 30, 2006, compared to 23.8% and 25.2% for each of the respective 2005 periods.  The effective tax rate variances are attributable to a combination of relative levels of pre-tax earnings and the amount of tax-free interest income from municipal securities, tax-free loans and tax-free earnings from the BOLI.

COMPARISON OF FINANCIAL CONDITION AT
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Overview

Consolidated assets increased $18,780,000, or 3%, during the nine months ended September 30, 2006 to $562,840,000.  The net asset increase resulted from an 11% increase in total deposits of $40,231,000 partially offset by a net decrease in combined short- and long-term borrowings of $24,060,000.  Total investments, net loans and federal funds sold increased $4,062,000, $6,499,000 and $10,400,000, respectively, since December 31, 2005.

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

At September 30, 2006, the carrying value of investment securities totaled $101,740,000, or 18% of total assets compared to $97,679,000 or 18%, as of December 31, 2005.  At September 30, 2006, approximately 37% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Also, at September 30, 2006, agency and municipal bonds comprised 38% and 10%, respectively, of the investment portfolio.

As illustrated in the following table of amortized cost and fair market value of investment securities, the portfolio is comprised of HTM and AFS securities with carrying values of $1,720,000 and $100,020,000, respectively.  At September 30, 2006, the AFS debt securities were recorded with a net unrealized loss in the amount of $1,912,000 and equity securities were recorded with an unrealized gain of $181,000:

	Amortized	Gross unrealized	Gross unrealized	Fair
(dollars in thousands)	cost	gains	losses	value

Held-to-maturity securities:

Mortgage-backed securities	$1,720	$28	$—	$1,748

Available-for-sale securities:
U.S. government agencies and corporations	$39,956	$—	$867	$39,089
Obligations of states and municipal subdivisions	14,604	154	2	14,756
Corporate bonds	10,008	48	—	10,056
Mortgage-backed securities	36,904	—	1,245	35,659

Total debt securities	101,472	202	2,114	99,560

Equity securities	279	181	—	460

Total available-for-sale	$101,751	$383	$2,114	$100,020

The amortized cost and fair value of debt securities at September 30, 2006 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,720	$1,748

Available-for-sale securities:
Debt securities:
One year or less	$3,995	$3,967
One through five years	10,994	10,818
Five through ten years	22,402	21,876
Over ten years	27,177	27,240
Subtotal	64,568	63,901

Mortgage-backed securities	36,904	35,659

Total available-for-sale debt securities	$101,472	$99,560

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

At September 30, 2006, the AFS debt securities portfolio was carried at a net unrealized loss of $1,912,000 compared to a net unrealized loss of $1,859,000 at December 31, 2005.  Compared to the end of the second quarter of 2006, the net unrealized loss approximated $3,735,000, or an improvement of $1,823,000 during the 2006 third quarter.  A large portion of the unrealized losses was for a continuous period of more than 12 months.  Management believes that the cause of these unrealized losses is directly related to changes in market interest rates.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair values will increase.  During the current rising rate interest rate cycle, that largely began in 2004, the Bank has experienced a steady decline in the value of its investment portfolio.  As of September 30, 2006, however, most all of the deterioration of the AFS debt portfolio is from investments that are guaranteed by the U.S. government or one of its agencies.  In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and, if necessary, reviews of the issuer’s financial condition.  Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until recovery of fair value, which may be maturity, Management views these unrealized losses to be temporary.

Loans available - for- sale (AFS)

Generally, upon origination, certain residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected.  To better manage prepayment and interest rate risk, loans that meet these conditions may be considered for sale in the secondary market.  Consideration is also given to the Company’s current liquidity position and expected future liquidity needs.  Loans AFS are carried at the lower of cost or estimated fair value.  If the fair market values of these loans fall below their amortized cost, the loans are written down by the difference with a corresponding charge to current earnings.  Subsequent appreciation, if any, is credited to current earnings but only to the extent of previous write-downs.

At September 30, 2006, loans AFS amounted to $421,000 with a corresponding fair value of $428,000, compared to $429,000 and $434,000, respectively, at December 31, 2005.  For the third quarter of 2006, residential mortgage and student loans with principal balances of $3,131,000 were sold into the secondary market with combined net gains of approximately $21,000 recognized.

Loans and leases

The Bank originates commercial and industrial (commercial) and commercial real estate loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The Bank continues to focus its efforts on the expansion of variable-rate commercial loan portfolios and origination of fixed-rate residential mortgage and consumer loans.  The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.

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

Gross loans, of $415,494,000 at September 30, 2006 increased from $409,129,000 at December 31, 2005.  Residential real estate loan growth as well as that of consumer and home equity loans remained reasonably strong due to the continued market demand for residential and consumer loan originations and successful sales campaigns.  The decrease in commercial and commercial real estate lending is principally due to normal run off together with several payoffs.

The composition of the loan portfolio at September 30, 2006 and December 31, 2005, is summarized as follows:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial and commercial real estate	$212,146,977	51.1	$216,288,597	52.9
Residential real estate	113,273,908	27.3	103,920,613	25.4
Consumer and home equity	76,507,776	18.4	74,070,328	18.1
Real estate construction	12,961,746	3.1	14,198,858	3.4
Direct financing leases	603,995	0.1	650,348	0.2
Gross loans	415,494,402	100.0	409,128,744	100.0
Allowance for loan losses	(5,843,538)		(5,984,649)
Net loans	$409,650,864		$403,144,095

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

Net charge-offs for the nine months ended September 30, 2006 were $466,000, compared to $633,000 for the same period in 2005.  Net charge-offs of commercial loans were $289,000 for the nine months ended September 30, 2006 compared to $588,000 in the nine months of 2005.  Gross commercial charge-offs were $591,000 less for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  The September 30, 2005 amount included one large commercial charge-off in the amount of $318,000 taken in the second quarter of 2005.  Real estate mortgage net charge-offs were $65,000 in the first nine months of 2006 as opposed to $11,000 in the first nine months of 2005.  Consumer loan net charge-offs were $112,000 in the first nine months ended September 30, 2006 as compared to $34,000 for the same nine months of 2005.  There were no lease financing charge-offs during the nine months ended September 30, 2006 and lease recoveries posted were nominal.

Management believes that the current balance in the allowance for loans losses of $5,844,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are neither on non-accrual status nor past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.41% at September 30, 2006 compared to 1.46% at December 31, 2005 and 1.52% at September 30, 2005.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	nine months ended	year ended	nine months ended
	September 30, 2006	December 31, 2005	September 30, 2005

Balance at beginning of period	$5,984,649	$5,987,798	$5,987,798

Provision charged to operations	325,000	830,000	680,000

Charge-offs:
Commercial	350,203	1,076,721	940,911
Real estate	65,759	20,875	20,875
Consumer	226,812	287,676	183,659
Lease financing	—	8,373	—
Total	642,774	1,393,645	1,145,445

Recoveries:
Commercial	60,732	395,162	352,413
Real estate	502	10,677	9,698
Consumer	115,229	154,557	150,085
Lease financing	200	100	—
Total	176,663	560,496	512,196

Net charge-offs	466,111	833,149	633,249

Balance at end of period	$5,843,538	$5,984,649	$6,034,549

Total loans, end of period	$415,494,402	$409,128,744	$397,070,309

	As of and for the		As of and for the		As of and for the
	nine months ended		year ended		nine months ended
	September 30, 2006		December 31, 2005		September 30, 2005
Net charge-offs to:
Loans, end of period	0.11%		0.20%		0.16%
Allowance for loan losses	7.98%		13.92%		10.49%
Provision for loan losses	1.43	x	1.00	x	0.93	x

Allowance for loan losses to:
Total loans	1.41%		1.46%		1.52%
Non-accrual loans	1.43	x	0.63	x	0.65	x
Non-performing loans	1.15	x	0.62	x	0.60	x
Net charge-offs	12.54	x	7.18	x	9.53	x

Loans 30-89 days past due and still accruing	$2,525,382		$1,608,970		$2,396,798
Loans 90 days past due and accruing	$997,148		$196,928		$654,084
Non-accrual loans	$4,082,222		$9,452,788		$9,335,011
Allowance for loan losses to loans 90 days or more past due and accruing	5.86	x	30.39	x	9.23	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of September 30, 2006, non-performing assets represented 0.93% of total assets compared to 1.78% at December 31, 2005 and 1.87% at September 30, 2005.

The non-accrual loans declined by $5,371,000 during the first nine months of 2006 to $4,082,000.  There were additions to the non-accrual loans totaling $1,491,000 during the first nine months of 2006.  These additions were offset by payoffs or pay downs of $2,130,000, $4,035,000 of loans returned to accruing status, charge offs of $522,000 and $175,000 of loans that were transferred to other real estate owned.

At September 30, 2006 the 90-day past due loans were $997,000, compared to $197,000 at December 31, 2005 and $654,000 at September 30, 2005.  This increase was primarily due to $962,000 that had been over 90 days delinquent at the current quarter-end.  However, payment was made subsequent to quarter-end to bring the amount contractually current.

Other real estate owned at September 30, 2006 consisted of four residential properties that were foreclosed upon and transferred from loans.   The total of these four properties was $132,000 at period end September 30, 2006.  Two of the properties are listed for sale with a realtor, and the other two properties are under contracts for sale.  There were no repossessed assets at September 30, 2006.

Non-performing loans were $5,079,000 at September 30, 2006, a decline of $4,570,000 from year-end 2005, as well as a decline of $4,910,000 compared to September 30, 2005.  Although the decline occurred substantially in the commercial loans, reductions occurred in the real estate and consumer portfolios as well.  The ratio of non-performing loans to net loans declined by 115 basis points to 1.24%, during the nine month period ended September 30, 2006.  At September 30, 2005, the ratio of non-performing loans to net loans was 2.55%.  The ratio of non-performing assets to total assets decreased to 0.93% at September 30, 2006, down from 1.78% at year-end 2005 and down from 1.87% September 30, 2005.  This decline is mainly the result of the reduced levels of non-accrual loans.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2006	December 31, 2005	September 30, 2005

Loans past due 90 days or more and accruing	$997,148	$196,928	$654,084
Non-accrual loans	4,082,222	9,452,788	9,335,011
Total non-performing loans	5,079,370	9,649,716	9,989,095

Other real estate owned	131,849	—	77,750
Repossessed assets	—	18,702	25,632
Total non-performing assets	$5,211,219	$9,668,418	$10,092,477

Net loans including AFS	$410,072,053	$403,572,679	$391,035,760
Total assets	$562,840,483	$544,060,698	$538,434,511
Non-accrual loans to net loans	1.00%	2.34%	2.39%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	1.27%	2.40%	2.58%
Non-performing assets to total assets	0.93%	1.78%	1.87%
Non-performing loans to net loans	1.24%	2.39%	2.55%

Accrued interest receivable and other assets

The increase in accrued interest receivable of $800,000 or 41%, from December 31, 2005 to September 30, 2006 was principally due to higher average balances of interest-earning assets.  The increase in other assets of $609,000, or 15%, for the same period, was due mostly to capitalized construction costs for the Bank’s branch expansion projects.

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

Compared to December 31, 2005, total deposits increased $40,231,000, or 11%, during the nine months ended September 30, 2006.  The increase in total deposits was primarily due to a $24,462,000, or 49%, increase in NOW accounts, much of which stems from our continued positive relationship with our public funds sector customers.  The $20,139,000, or 39%, increase in money market accounts was due to success in the implementation of deposit-gathering strategies in conjunction with increased short-term promotional interest rates and transfers from less attractive time deposits.  Though the Bank has introduced some promotional strategies for shorter-term time deposits, Management did not aggressively pursue time deposits; rather, most of the efforts were targeted to attracting transactional, no-term core deposits such as NOW and money market accounts.  Though non-interest bearing deposits increased modestly compared to December 31, 2005, the Bank continues to experience growth from its personal relationship customers.  Prospectively, Management will continue to develop strategies and implement campaigns to attract this all-important customer base in order to grow this cost-lowering funding source.

The following table represents the major components of deposits as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Money market	$71,722,007	17.1	$51,583,473	13.6
NOW	74,510,049	17.8	50,048,331	13.2
Savings and club	50,479,486	12.0	46,434,150	12.3
Certificates of deposit less than $100,000	89,227,484	21.3	84,814,047	22.3
Certificates of deposit of $100,000 or more	62,241,944	14.8	76,257,553	20.1
Total interest-bearing	348,180,970	83.0	309,137,554	81.5
Non-interest bearing	71,548,817	17.0	70,361,086	18.5
Total deposits	$419,729,787	100.0	$379,498,640	100.0

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements (REPOs) in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) for asset growth and liquidity needs.  Borrowings included $65,590,000 and $83,704,000 in long-term advances from the FHLB at September 30, 2006 and December 31, 2005, respectively.  Also included in borrowings were REPO agreements of $21,811,000 and $26,913,000, as of the respective periods.  REPOs are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank.  REPOs offered are either fixed-term or a daily-sweep product of the Bank.  The balance in customer REPOs can fluctuate daily because the daily-sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  As of September 30, 2006, the Bank had no balance in this account compared to $769,000 at December 31, 2005.

During the third quarter of 2006, the Bank refinanced a portion of its long-term debt, with the FHLB, in order to reduce interest expense.  The repaid $16,000,000 of convertible select 6.22% advances scheduled to mature in 2010.  Simultaneously, the Bank entered into a new FHLB $16,000,000 convertible select 5.26% advance with a scheduled maturity in 2016.  The immediate effect of the 96 basis point decrease in rate was to reduce interest expense by approximately $154,000 per annum.

Combined short- and long-term borrowings amounted to $88,417,000 at September 30, 2006 compared to $112,477,000 at December 31, 2005, or a decrease of $24,060,000, or 21%.  The decrease was the result of increased deposit generation that was used to repay FHLB advances during the second and third quarters of 2006.

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

To manage this interest rate sensitivity gap position, an asset/liability model called cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2006, the Company maintained a negative one-year cumulative gap of $55,675,000 or -9.9% of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities, which may expose the Bank to interest rate risk during a period of rising interest rates.  Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during a one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2006 (dollars in thousands):

	3 months	3 through	1 through	Over
	or less	12 months	3 years	3 years	Total
Cash and cash equivalents	$10,616	$—	$—	$10,217	$20,833
Investment securities (1)(2)	15,725	9,232	23,581	56,462	105,000
Loans (2)	104,945	63,841	101,043	140,243	410,072
Fixed and other assets	—	8,105	—	18,830	26,935
Total assets	$131,286	$81,178	$124,624	$225,752	$562,840
Total cumulative assets	$131,286	$212,464	$337,088	$562,840

Non-interest bearing transaction deposits (3)	$—	$7,154	$19,675	$44,720	$71,549
Interest-bearing transaction deposits (3)	103,892	—	37,335	55,485	196,712
Time deposits	34,930	87,739	17,289	11,511	151,469
Repurchase agreements	21,643	169	—	—	21,812
Short-term borrowings	1,015	—	—	—	1,015
Long-term debt	5,825	5,772	993	53,000	65,590
Other liabilities	—	—	—	3,731	3,731
Total liabilities	$167,305	$100,834	$75,292	$168,447	$511,878
Total cumulative liabilities	$167,305	$268,139	$343,431	$511,878

Interest sensitivity gap	$(36,019)	$(19,656)	$49,332	$57,305

Cumulative gap	$(36,019)	$(55,675)	$(6,343)	$50,962

Cumulative gap to total assets	-6.40%	-9.89%	-1.13%	9.05%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2006 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2006 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(5.4)%	2.2%
Net income	(16.6)	6.3

Economic value at risk:
Percent change in:
Economic value of equity	(23.9)	5.4
Economic value of equity as a percent of book assets	(2.6)	0.6

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2006, the Company’s risk-based capital ratio was 13.7%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2006, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	Dollar	Percent
Change in interest rates	income	variance	variance

+200 basis points	$17,073	$(978)	(5.4)%
+100 basis points	17,588	(463)	(2.6)
Flat rate	18,051	—	—
-100 basis points	18,442	391	2.2
-200 basis points	18,443	392	2.2

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, we use a third party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and interest checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit run-off.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The consulting model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like-term at current rates provided my Management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Derivative Financial Instruments.  As part of the Bank’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Bank may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  In October 2006, the Bank entered into an interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The purpose of the hedge is to help protect the Bank’s interest income in the event interest rates decline below a pre-determined contractual interest rate.  The strategy is reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.

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

As of September 30, 2006, the Company maintained $12,833,000 in cash and cash equivalents, $100,020,000 of investments AFS and $421,000 of loans AFS.  In addition, as of September 30, 2006, the Company had approximately $130,788,000 available to borrow from the FHLB and $10,000,000 available from another correspondent Bank.  This combined total of $254,062,000 represented 45% of total assets at September 30, 2006.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.

As of September 30, 2006, the Company met all capital adequacy requirements to which it was subject.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2006:

								To be well
								capitalized under
				For capital				prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$57,382,652	13.74%	≥	$33,406,107	≥	8.00%	≥	N/A	≥	N/A
Bank	$57,077,057	13.67%	≥	$33,400,372	≥	8.00%	≥	$41,750,465	≥	10.00%
Tier I capital
(to risk-weighted assets)
Consolidated	$52,073,739	12.47%	≥	$16,703,053	≥	4.00%	≥	N/A	≥	N/A
Bank	$51,843,829	12.42%	≥	$16,700,186	≥	4.00%	≥	$25,050,279	≥	6.00%
Tier I capital
(to average assets)
Consolidated	$52,073,739	9.21%	≥	$22,608,975	≥	4.00%	≥	N/A	≥	N/A
Bank	$51,843,829	9.18%	≥	$22,593,881	≥	4.00%	≥	$28,242,351	≥	5.00%

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

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  Based on this assessment, the Company’s Management concluded that there have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIDELITY D & D BANCORP, INC.

Date: November 7, 2006	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: November 7, 2006	/s/ Salvatore R. DeFrancesco, Jr.
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

* Incorporated by Reference