Form 10-K
period 2006-12-31
FIDELITY D & D BANCORP INC
filed 2007-03-20
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant equals $58,290,031, as of June 30, 2006, based on a market price of $35.00.  The number of shares of common stock outstanding as of March 10, 2007, was 2,063,357.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s 2006 Annual Report to Shareholders are incorporated herein by reference in response to Part I. Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part II and Part III.

Fidelity D & D Bancorp, Inc.
2006 Annual Report on Form 10-K
Table of Contents

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A complete list of services provided by the Bank is detailed in the section entitled “Products & Services” contained within the 2006 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties.

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

There are no concentrations of loans that, if lost, would have a materially adverse effect on the continued business of the Bank.  The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact.  However, the Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially in Lackawanna and Luzerne counties, which the Company defines as its primary market area.  The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control.  An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s primary market area could cause an increase in the level of the Bank’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital.  We cannot assure you that adverse changes in the local economy would not have a material effect on the Company’s future consolidated financial condition, results of operations and cash flows.

The Company had 188 full-time equivalent employees on December 31, 2006, which includes exempt officers and part-time employees.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the FDIC).  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

Applicable regulations relate to, among other things:

•	operations

•	securities

•	risk management

•	consumer compliance

•	mergers

•	consolidation

•	reserves

•	dividends

•	branches

•	capital adequacy

The Bank is examined by the Pennsylvania Department of Banking and the FDIC.  The last examination was conducted by the FDIC as of December 31, 2006.

The Company’s website address is http://www.the-fidelity.com.  The Company makes available through this website the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC.  Further, you may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information about the Company at http://www.sec.gov.

The Company’s accounting policies and procedures are designed to comply with accounting principles generally accepted in the United States of America (GAAP).  Refer to “Critical Accounting Policies,” which are incorporated by reference in Part II, Item 7.

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

As of December 31, 2006, approximately 55% of the Company’s loan portfolio consisted of commercial, commercial real estate and real estate construction loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Company’s loan portfolio contains a significant number of commercial, commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s allowance for possible loan losses may be insufficient.

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents Management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of Management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects Management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of Management.  In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates.  Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties.  The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Federal or commonwealth regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways.  Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

From time-to-time, the Company may implement new lines of business or offer new products and services within existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits.

The Company is a bank holding company and its operations are conducted by its subsidiary.  Its ability to pay dividends depends on its receipt of dividends from its subsidiary.  Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.  There is no assurance that its subsidiary will be able to pay dividends in the future or that the Company will generate adequate cash flow to pay dividends in the future.  The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

From time-to-time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s stock price can be volatile.

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

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

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

The Company is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the FDIC.  As a result, the Company is subject to various regulations and examinations by various regulatory authorities.  In general, statutes establish the corporate governance and eligible business activities for the Company, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations.  The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole.  Compliance with these statutes and regulations is important to its ability to engage in new activities and to consummate additional acquisitions.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2006, the Bank operated 12 full-service banking offices, of which three were owned and nine were leased.  None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank and all of the properties are located in the commonwealth of Pennsylvania.  The Company is headquartered at its owner occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned/leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1)	☑	☑	☑

Green Ridge Plaza, Scranton, PA	Leased	Green Ridge Branch (2)	☑		☑

139 Wyoming Avenue, Scranton, PA	Leased	Scranton Branch	☑

1311 Morgan Highway, Clarks Summit, PA	Leased	Abington Branch (3)	☑	☑	☑

Industrial Park Road, Dunmore, PA	Owned	Keystone Industrial Park Branch	☑	☑	☑

403 Kennedy Boulevard, Pittston, PA	Leased	Pittston Branch	☑		☑

338 North Washington Avenue, Scranton, PA	Owned	Financial Center Branch (4)	☑		☑

4010 Birney Ave., Moosic, PA	Leased	Moosic Branch	☑	☑	☑

801 Wyoming Avenue, West Pittston, PA	Leased	West Pittston Branch	☑		☑

1598 Main Street, Peckville, PA	Leased	Peckville Branch	☑	☑	☑

247 Wyoming Avenue, Kingston, PA	Leased	Kingston Branch	☑	☑	☑

511 Scranton-Carbondale Highway, Eynon, PA	Leased	Eynon Branch	☑	☑	☑

*All of the owned properties are free of encumbrances

(1) Executive and administrative, commercial lending, trust, asset management services, operational departments and customer service areas are located at this facility.  This office also provides two automated teller machines (ATMs).

(2) The Green Ridge branch is in the process of relocating within the Green Ridge Plaza and will be operated under a long-term lease agreement that expires in 2031, including renewal options.

(3) In addition, there is a banking facility located in the Clarks Summit State Hospital.  The office is leased from the hospital under a lease-for-service-provided agreement with service limited to employees and patients of the hospital.

(4) Executive, mortgage and consumer lending, finance and operational offices are located in this building.  A portion of the building is leased to a non- related entity.  The Company also owns an adjacent attached building which was leased to a non-related entity during a portion of 2006.

The Bank maintains several free-standing 24-hour ATMs located at the following locations in Pennsylvania:

•                  511 Main Street, Childs

•                  1650 West Main Street, Stroudsburg

•                  Riccardo’s Market, 320 South Blakely Street, Dunmore

•                  Marywood College, 2300 Adams Avenue, Nazareth Hall, Scranton

•                  Snö Mountain Ski Resort, 1000 Montage Mountain Road, Moosic

•                  Convenient Food Mart, 100 Highland Avenue, Clarks Summit

•                  Ice Box Sports Complex, Olive Street, Scranton

The Bank also owns a commercial facility located at 116—118 N. Blakely Street, Dunmore, PA which is leased to a non-related entity.  In December 2006, the Company entered into a contract to sell this property subject to certain due diligence provisions of the buyer, and should settle within the first quarter of 2007.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2006 to a vote of our security holders through solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Blakely and Drinker St.

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of sales prices for the Company’s common stock. Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2006			2005
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid
1st Quarter	$42.50	$36.36	$0.22	$32.95	$30.82	$0.20
2nd Quarter	$38.00	$32.50	$0.22	$33.14	$31.82	$0.20
3rd Quarter	$35.00	$32.10	$0.22	$33.64	$31.82	$0.20
4th Quarter	$35.50	$31.25	$0.22	$37.73	$31.82	$0.20

Dividends are determined and declared by the Board of Directors of the Company.  On January 17, 2006, the Board of Directors declared a 10% stock dividend.  The new shares were distributed on February 15, 2006 to shareholders of record at the close of business on January 30, 2006.  The Company expects to continue to pay cash dividends in the future.  However, future dividends are dependent upon earnings, financial condition, capital needs of the Company and other factors.  For a further discussion of regulatory capital requirements see Note 14, “Regulatory matters,” contained within the notes to the consolidated financial statements.

The Company has established a dividend reinvestment plan for its shareholders.  The plan is designed to make the Company’s stock more available to our shareholders and to raise additional capital for future needs.

The Company had approximately 1,355 shareholders at March 10, 2007 and approximately 1,359 at December 31, 2006.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2002, and ending December 31, 2006.  The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2001, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Fidelity D & D Bancorp, Inc.	100.00	104.30	103.33	97.08	121.80	110.87
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL > $500M OTC-BB and Pink Banks	100.00	129.24	180.12	210.68	224.21	246.01

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, the Company’s consolidated financial statements and related footnotes:

	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$562,317,988	$544,060,698	$536,675,138	$575,215,466	$577,993,316
Total investment securities	100,410,736	97,678,573	115,668,818	139,654,074	145,945,207
Net loans	417,199,048	403,144,095	381,546,375	366,981,640	354,262,050
Loans available-for-sale	122,000	428,584	576,378	19,863,577	28,715,355
Total deposits	410,334,595	379,498,640	365,615,335	401,442,546	413,788,176
Short-term borrowings	33,656,150	28,772,997	50,534,046	54,756,978	51,213,014
Long-term debt	62,536,210	83,704,188	71,119,188	71,876,034	63,000,000
Total shareholders’ equity	51,611,863	48,846,029	46,366,760	43,931,899	45,234,433

Operating Data for the year ended:
Total interest income	$33,529,710	$29,020,261	$27,395,491	$28,462,093	$34,567,393
Total interest expense	16,361,109	11,720,986	11,180,135	14,237,129	17,882,440
Net interest income	17,168,601	17,299,275	16,215,356	14,224,964	16,684,953
Provision for loan losses	325,000	830,000	2,150,000	3,715,000	1,664,000

Net interest income after provision for loan losses	16,843,601	16,469,275	14,065,356	10,509,964	15,020,953
Other income	4,522,138	4,150,502	4,153,277	4,182,739	3,302,749
Other operating expense	15,878,376	14,561,968	13,818,565	12,902,963	12,751,174

Income before provision for income taxes	5,487,363	6,057,809	4,400,068	1,789,740	5,572,528
Provision for income taxes	1,362,080	1,466,112	1,035,594	146,492	1,526,355
Net Income	$4,125,283	$4,591,697	$3,364,474	$1,643,248	$4,046,173

Per Share Data:
Net income per share, basic	$2.01	$2.26	$1.67	$0.82	$2.03
Net income per share, diluted	$2.01	$2.25	$1.67	$0.82	$2.02
Dividends declared	$1,801,361	$1,624,263	$1,610,423	$1,601,898	$1,526,371
Dividends per share	$0.88	$0.80	$0.80	$0.80	$0.76
Book value per share	$25.09	$23.95	$22.92	$21.91	$22.60
Weighted-average number of shares outstanding *	2,047,975	2,031,211	2,013,798	2,002,443	1,999,173
Number of shares outstanding at year-end *	2,057,433	2,039,639	2,023,529	2,005,347	2,001,314

Ratios:
Return on average assets	0.73%	0.86%	0.61%	0.29%	0.70%
Return on average equity	8.31%	9.64%	7.51%	3.63%	9.47%
Net interest margin	3.31%	3.51%	3.20%	2.74%	3.10%
Efficiency ratio	71.67%	65.99%	64.45%	72.32%	63.42%
Expense ratio	2.02%	1.93%	1.69%	1.68%	1.68%
Allowance for loan losses to total loans	1.29%	1.46%	1.54%	1.28%	1.01%
Dividend payout ratio	43.67%	35.37%	47.87%	97.48%	37.72%
Equity to assets	9.18%	8.98%	8.64%	7.64%	7.83%
Equity to deposits	12.58%	12.87%	12.68%	10.94%	10.93%

* The number of shares and the weighted-average number of shares outstanding, prior to 2006, have been adjusted to reflect the effect of the 10% stock dividend paid on February 15, 2006.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.  Forward-looking statements include risks and uncertainties.

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

Readers should review the risk factors described in Item 1A, above, and in other documents that we file, from time-to-time with the SEC, including quarterly reports on Form 10-Q and any current reports on Form 8-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2006 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While Management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA).  The fair value of Small Business Administration (SBA) loans, classified as AFS, is obtained from an outside pricing source.  To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.

All significant accounting policies are contained in Note 1, “Nature of operations and summary of significant accounting policies,” within the notes to consolidated financial statements, and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2006 and December 31, 2005 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2006

and 2005 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Consolidated assets increased $18,257,000, or 3%, during the year ended December 31, 2006 to $562,318,000.  The increase resulted from increases in total deposits of $30,836,000 and total stockholders’ equity of $2,766,000, partially offset by a net decrease in total borrowings of $16,285,000.  During 2006, the carrying values of total loans and total securities increased $13,748,000 and $2,732,000, respectively, while cash and cash equivalents increased $1,206,000.

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2006, 2005 and 2004 (thousands of dollars):

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Assets:
Cash and cash equivalents	$13,801	2.45%	$12,594	2.31%	$10,216	1.90%
Investment securities	100,411	17.86	97,679	17.96	115,669	21.56
Federal Home Loan Bank Stock	3,795	0.68	4,628	0.85	4,569	0.85
Loans and leases, net	417,321	74.21	403,573	74.18	382,122	71.20
Bank premises and equipment	11,324	2.01	11,683	2.15	11,163	2.08
Life insurance cash surrender value	8,178	1.45	7,892	1.45	7,614	1.42
Other assets	7,488	1.34	6,012	1.10	5,322	0.99
Total assets	$562,318	100.00%	$544,061	100.00%	$536,675	100.00%

Liabilities:
Total deposits	$410,335	72.97%	$379,499	69.75%	$365,616	68.13%
Short-term borrowings	33,656	5.99	28,773	5.29	50,534	9.42
Long-term debt	62,536	11.12	83,704	15.39	71,119	13.25
Other liabilities	4,179	0.74	3,239	0.59	3,039	0.56
Total liabilities	510,706	90.82	495,215	91.02	490,308	91.36
Shareholders’ equity	51,612	9.18	48,846	8.98	46,367	8.64
Total liabilities and shareholders’ equity	$562,318	100.00%	$544,061	100.00%	$536,675	100.00%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
	Assets	%	assets *	%	Deposits	%	borrowings	%	borrowings	%
2006	$18,257,290	3	$21,202,050	4	$30,835,955	8	$4,883,153	17	$(21,167,978)	(25)
2005	7,385,560	1	2,784,580	1	13,883,305	4	(21,761,049)	(43)	12,585,000	18
2004	(38,540,328)	(7)	(35,884,098)	(7)	(35,827,211)	(9)	(4,222,932)	(8)	(756,846)	(1)
2003	(2,777,850)	(1)	(3,007,038)	(1)	(12,345,630)	(3)	3,543,964	7	8,876,034	14
2002	8,963,478	2	7,325,219	1	6,009,448	1	(3,267,974)	(6)	—	—

* Earning assets exclude loans placed on non-accrual status.

Deposits

The Bank is a community-based commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include passbook and statement savings accounts, interest-bearing checking (NOW), money market, non-interest bearing deposits (DDAs) and certificates of deposit accounts.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices.  We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Although we have experienced intense competition for deposits, we have not increased rates significantly above market rates, as we only consider cost effective strategies based upon the current interest rate environment.

The following table represents the components of total deposits as of December 31, 2006 and 2005 (thousands of dollars):

	2006		2005
	Amount	Percent	Amount	Percent

Money market	$72,359	17.6%	$51,584	13.6%
NOW	65,122	15.9	50,048	13.2
Savings and clubs	45,301	11.0	46,434	12.3
Certificates of deposit	153,811	37.5	161,072	42.4
Total interest-bearing	336,593	82.0	309,138	81.5
Non-interest-bearing	73,742	18.0	70,361	18.5
Total deposits	$410,335	100.0%	$379,499	100.0%

Total deposits increased $30,836,000, or 8%, during 2006 to $410,335,000.  The growth was principally due to increases in money market and NOW accounts of $20,775,000 and $15,074,000, or 40% and 30%, respectively.  The positive relationships we have garnered with our customers in the public sector continued to strengthen our position in NOW accounts.  The increase in money market accounts was due to continued success in the implementation of deposit-gathering strategies in conjunction with increased short-term promotional interest rates and transfers from less attractive longer-term time deposits.  Though the Bank has introduced some promotional strategies for shorter-term time deposits, Management did not aggressively pursue time deposits; rather, most of the efforts were targeted to attract transactional core deposits such as NOW and money market accounts.  Time deposits continue to shrink with a sustaining shift of depositor sentiment toward more attractive interest-bearing core deposits.  Time deposits now represent 38% of total deposits with a significant portion scheduled to mature in 2007.

The maturity distribution of time deposits at December 31, 2006 is as follows:

	Three months	Three to six	Six to twelve	Over
	or less	months	months	twelve months	Total
Time deposits of $100,000 or greater	$26,106,949	$21,318,971	$8,064,774	$7,529,370	$63,020,064
Time deposits of less than $100,000	26,844,048	21,116,811	23,305,621	19,524,312	90,790,792
Total time deposits	$52,950,997	$42,435,782	$31,370,395	$27,053,682	$153,810,856

Approximately 82% of these time deposits are scheduled to mature in 2007.  Renewing time deposits may re-price to higher or lower market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  Management intends to continue to deploy strategies that will diversify the deposit mix, including time deposit offerings, to reduce the impact of the unpredictable and highly volatile landscape of the interest rate environment.  Simultaneously, due consideration will be given to customer retention.

DDAs increased 5% compared to December 31, 2005 and the Bank continues to experience growth from both its personal and non-personal relationship customers.  During 2007, Management will continue to develop strategies and implement campaigns to attract and retain these all-important customer bases in order to grow this source of cost-lowering funds.

Short-term borrowings

In addition to deposits, other funding sources available to the Bank are overnight funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB), fed funds purchased from various correspondent banks and repurchase agreements with various individuals, businesses and public entities.  The Bank uses overnight funding for asset growth, deposit run-off and short-term liquidity needs.  Repurchase agreements are offered in both sweep and fixed-term products.  These agreements are non-insured interest-bearing liabilities that have a security interest in qualified pledged investments of the Bank.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  In addition, the sweep is designed to transfer funds to the DDA as necessary to cover checks presented for payment.  Due to the nature of the sweep product, these accounts tend to be more volatile than the fixed-term product because the daily sweep is dependent on the level of available funds in depositor accounts.  At December 31, 2006 and 2005, sweep accounts represented 70% and 66%, respectively, of total repurchase agreements.  Overnight borrowings and repurchase agreements are included with short-term borrowings on the consolidated balance sheet.  For a further discussion on short-term borrowings, see Note 7, “Short-term borrowings,” contained in the notes to consolidated financial statements in Part II, Item 8.

Customer liquidity and investment needs and changes in interest rates caused a net decrease in repurchase agreements from $26,913,000, at December 31, 2005, to $22,224,000 at December 31, 2006.  This variance included a shift from repurchase agreements to NOW and money market deposit accounts.

A combination of loan demand, investment in branch expansion projects and a desire to strategically reduce dependency on long-term financing has resulted in an increase in overnight borrowings of $9,626,000 at December 31, 2006 compared to December 31, 2005.

Long-term debt

Long-term debt consists of borrowings from the FHLB.  The weighted-average rate in effect on funds borrowed at December 31, 2006, was 5.15% compared to 5.16% as of December 31, 2005.  The 2006 weighted-average rate was 121 basis points below the tax-equivalent yield of 6.36% on average earning assets for the year ended December 31, 2006.  Rates on $53,000,000 of long-term debt advances are fixed but may adjust quarterly, should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties attached to the borrowings are a deterrent from paying off the high cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the FHLB rate will convert to floating and the Bank has the option, at that time, to repay or to renegotiate the converted advance.  During the third quarter of 2006, the Bank refinanced a portion of its long-term debt with the FHLB in order to reduce interest expense.  The Bank repaid a $16,000,000 convertible select 6.22% advance scheduled to mature in 2010.  Simultaneously, the Bank entered into a new FHLB $16,000,000 convertible select 5.26% advance with a scheduled maturity in 2016.  The immediate effect of the 96 basis point decrease in rate was to reduce interest expense by approximately $154,000 per annum.

Long-term debt decreased $21,168,000, or 25%, during 2006, to $62,536,000.  The decrease was the result of increased deposit generation that was used to repay FHLB advances during the second and third quarters of 2006 and the Bank’s desire to reduce its dependency on this long-term funding source.  At December 31, 2006, the Bank had the ability to borrow an additional $103,558,000, from the FHLB, by utilizing the numerous funding products available at a variety of terms.

Accrued expenses and other liabilities

Net increases in interest-bearing liabilities along with higher interest rates caused an increase in accrued interest payable which was the primary contributor to an increase in accrued expenses and other liabilities of $940,000, or 29%, from December 31, 2005 to December 31, 2006.

Investments

The Bank’s investment policy is designed to complement its lending activities, generate a favorable return without incurring undue interest rate and credit risk, manage interest rate sensitivity, provide monthly cash flow and manage liquidity at acceptable levels.  In establishing investment strategies, the Bank considers its business, growth or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities held, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations.  The policy prescribes permissible investment categories that meet the policy standards and Management is responsible for structuring and executing the specific investment purchases within these policy parameters.  Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies.  Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings.  The Bank generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

At the time of purchase, Management classifies investment securities into one of three categories: trading, AFS or held-to-maturity (HTM).  To date, Management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords Management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at net fair values in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.  As of December 31, 2006 and December 31, 2005, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $29,000 and $49,000, respectively.

Total investments increased $2,732,000, net of $221,000 appreciation in the market value of AFS investments.  Throughout 2006, tactics were undertaken to re-position the portfolio to meet earnings and liquidity objectives.  These measures contributed to the increase in the yield of the portfolio 49 basis points in 2006 compared to 2005.  The carrying value of investment securities, at December 31, 2006, was $100,411,000, or 18%, of total assets compared to $97,679,000, or 18%, as of December 31, 2005.  Mortgage-backed securities, which amortize and provide monthly cash flow, continue to dominate the composition of the total investment portfolio representing 43% at December 31, 2006, essentially unchanged from 44% at December 31, 2005.

During 2006, interest rates throughout the yield curve continued to increase with the most significant increase at the short-end and the least significant at the long-end, basically resulting in a continued period of yield curve inversion.  This environment continues to preclude structured growth strategies especially for earning assets that are market driven, such as the investment portfolio, due to the lack of investments that produce adequate interest rate spreads to the Bank’s funding sources.  Because of this unusual interest rate environment, the Bank uses cash flows from its investment portfolio to repay borrowings and fund growth in the loan portfolio.

A comparison of investments at December 31, for the three previous periods is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government agencies	$33,891,985	33.8%	$31,125,909	31.9%	$30,497,185	26.4%
Mortgage-backed securities	42,900,005	42.7	42,615,197	43.6	64,457,326	55.7
State & municipal subdivisions	12,576,684	12.5	13,401,874	13.7	11,199,084	9.7
Preferred term securities	10,570,993	10.5	10,083,084	10.3	9,034,375	7.8
Equity securities	471,069	0.5	452,509	0.5	480,848	0.4
Total	$100,410,736	100.0%	$97,678,573	100.0%	$115,668,818	100.0%

The distribution of debt securities by stated maturity date at December 31, 2006 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	$—	$6,878,623	$19,646,686	$7,366,676	$33,891,985
Mortgage-backed securities	—	4,898,286	6,647,971	31,353,748	42,900,005
State & municipal subdivisions	—	—	686,811	11,889,873	12,576,684
Preferred term securities	—	—	—	10,570,993	10,570,993
Total debt securities	$—	$11,776,909	$26,981,468	$61,181,290	$99,939,667

AFS securities are stated net of unrealized gains and losses.  As of December 31, 2006, AFS debt securities were recorded with a net unrealized loss in the amount of $1,656,000.  At December 31, 2006 AFS equity securities were recorded at $471,000 including an unrealized gain of $192,000.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2006, is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	—%	4.35%	4.38	5.64%	4.65%
Mortgage-backed securities	—	3.78	3.82	5.01	4.69
State & municipal subdivisions	—	—	5.77	5.71	5.71
Preferred term securities	—	—	—	7.02	7.02
Total debt securities	—%	4.11%	4.27	5.56%	5.04%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Loans and leases

Gross loans and leases increased $13,514,000, or 3%, from $409,129,000 at December 31, 2005, to $422,643,000 at December 31, 2006.  Gross loans represented 75% of total assets at December 31, 2006 and December 31, 2005.

In 2006, the Bank originated $17,152,000 of commercial loans, $21,431,000 of mortgage loans and $29,565,000 of consumer loans.  This compares to $27,030,000, $39,398,000 and $38,763,000, respectively, in 2005.  Included in mortgage loans is $11,111,000 of real estate construction lines in 2006 and $18,128,000 in 2005.  In addition for 2006, the Bank originated lines of credit in the amounts of $29,389,000 for commercial borrowers and $6,768,000 in home equity lines and consumer borrowers.

Though loan originations were down in 2006 compared to 2005, payoffs and pay-downs subsided resulting in a net increase in the loan portfolio.  Despite yield curve inversion, Management is focused on attaining profitable growth in all sectors of the loan portfolio during 2007.  The focus for 2007 will be to develop ideas and implement programs that will build strong relationships with new customers and strengthen relationships with existing customers.  The expectation is for successful cross-selling campaigns between our lending departments and branch network.

Commercial and Commercial Real Estate Loans:

Net of scheduled principal curtailments, loan participation sales and pre-payments, commercial loans increased $1,924,000 to $218,213,000 from $216,289,000, or almost 1% during 2006.

Residential Real Estate Loans:

Residential real estate loans increased $8,822,000, or 8%, to $112,743,000.  Due to the current interest rate environment, and lower amounts of pay-downs and payoffs growth was primarily from converted construction loans and to a lesser extent, sales campaigns.

Consumer Loans:

Consumer loans increased $3,659,000, or 5%, during 2006.  Success in the spring and fall sales campaigns, with added advertising and marketing, along with less pay-downs, helped boost the home equity installment program by more than $8,000,000.  These programs more than offset declines in home equity lines of credit, during a period of a rising prime rate.

Real Estate Construction Loans:

Real estate construction loans decreased by $829,000, or 6%, at December 31, 2006 compared to December 31, 2005.  These loans fund residential and commercial construction projects and then convert to a residential mortgage or to a commercial real estate loan usually within one year from the origination date.  Generally, the converted loans will bear the same terms as the residential or the commercial construction loans.  The commercial construction loans did not quite offset the decline in the residential construction loan balance but both categories remain relatively strong.

Direct Financing Leases:

The balance represents tax-free leasing arrangements provided to municipal customers.  For 2006, the activity represents scheduled annual run-off.  In years prior to 2005, the balance also consisted of automobile lease financing.

A comparison of domestic loans at December 31, for the five previous periods is as follows:

	2006	2005	2004	2003	2002
Commercial and commercial real estate	$218,213,216	$216,288,597	$221,968,137	$221,275,922	$202,974,155
Residential real estate	112,742,692	103,920,613	91,294,401	77,077,315	78,132,262
Consumer	77,729,520	74,070,328	61,487,608	62,919,070	64,300,368
Real estate construction	13,369,712	14,198,858	10,620,472	7,267,616	6,797,002
Direct financing leases	588,211	650,348	2,211,978	3,685,802	6,578,720
Gross loans	422,643,351	409,128,744	387,582,596	372,225,725	358,782,507
Less:
Unearned discount	—	—	48,423	247,119	620,704
Allowance for loan losses	5,444,303	5,984,649	5,987,798	4,996,966	3,899,753
Net loans	$417,199,048	$403,144,095	$381,546,375	$366,981,640	$354,262,050

Loans available-for-sale	$122,000	$428,584	$576,378	$19,863,577	$28,715,355

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2006	2005	2004	2003	2002
Commercial and commercial real estate	51.6%	52.9%	57.3%	59.5%	56.6%
Residential real estate	26.7	25.4	23.5	20.7	21.8
Consumer	18.4	18.1	15.9	16.9	17.9
Real estate construction	3.2	3.5	2.7	1.9	1.9
Direct financing leases	0.1	0.1	0.6	1.0	1.8
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2006.  Excluded from the table are residential real estate loans, consumer loans and direct financing leases (dollars in thousands):

	One-year	One to five	More than
	or less	years	five years	Total

Commercial and commercial real estate loans	$33,006	$77,248	$107,959	$218,213
Real estate construction	13,370	—	—	13,370
Total	$46,376	$77,248	$107,959	$231,583

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and commercial real estate loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and commercial real estate loans would normally mature after five years.

The following table sets forth the sensitivity changes in interest rates for commercial and commercial real estate loans at December 31, 2006 (dollars in thousands):

	One to five	More than
	years	five years	Total
Fixed interest rate	$23,298	$35,345	$58,643
Variable interest rate	44,490	9,135	53,625
Total	$67,788	$44,480	$112,268

Non-refundable fees or costs associated with all loan originations are deferred.  Using the principal reduction method, the deferral is released as charges or credits to loan interest income over the life of the loan.

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

Loans available-for-sale

Generally, upon origination, certain residential mortgages, the guaranteed portions of SBA loans and student loans are classified as AFS.  Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected.  Consideration is given to the current liquidity position and projected future liquidity needs.  To better manage interest rate and prepayment risk, loans meeting these conditions may be classified as AFS.  The carrying value of loans AFS are at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Any subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS, at December 31, 2006, were $122,000, with a corresponding fair value of $123,000 compared to $429,000 and $434,000, respectively, at December 31, 2005.  During 2006, residential mortgages and student loans with principal balances of $11,792,000 and $707,000, respectively, were sold into the secondary market and gains of approximately $98,000 have been recognized.  There were no sold SBA loans during 2006.

The Bank retains the mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Bank can continue the personal relationship developed with its customers.  At December 31, 2006 and 2005, the servicing portfolio balance of sold residential mortgage loans was $53,112,000 and $47,835,000, respectively.  For a further discussion on MSRs, see Note 4, “Loans and leases,” contained within the notes to consolidated financial statements in Part II, Item 8.

Allowance for loan losses

Management continually evaluates the credit quality of the Bank’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses (the allowance) on a quarterly basis.  The allowance reflects Management’s best estimate of the amount of credit losses in the loan portfolio.  Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans.  Those estimates may be susceptible to significant change.  The provision for loan losses represents the amount necessary to maintain an appropriate allowance.  Loan losses are charged directly against the allowance when loans are deemed to be uncollectible.  Recoveries from previously charged-off loans are added to the allowance when received.

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

•                  calculation of specific allowances required based on collateral and other objective and quantifiable factors;

•                  determination of remaining homogenous pools by loan category and eliminating loans with specific loss allocations;

•                  application of historical loss percentages (three-year average) to pools to determine the allowance allocation; and

•                  application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for different categories of loans is based on the methodology used by the Bank, as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  The changes in allocations from period to period are based upon the credit risk grading assigned from periodic reviews of the loan and lease portfolios.

Total charge-offs, net of recoveries, for the year ended December 31, 2006, were $866,000, compared to $833,000 in 2005.  Combined consumer loan and lease financing net charge-offs increased slightly from $141,000 at December 31, 2005 to $161,000 through December 31, 2006.  Commercial loan net charge-offs were $597,000 for the year 2006 compared to $682,000 for 2005.  Mortgage loan net charge-offs were $108,000 in 2006 compared to $10,000 in 2005.  The continuous efforts of the collection department helped to keep the net charge-offs in 2006 in line with 2005 levels, which were down substantially from previous years.  For further discussion on the provision for loan losses, see the “Provision for loan losses,” located in the Results of operations section of Management’s discussion and analysis contained herein.

For a further discussion of delinquencies and net charge-offs, see the section entitled “Non-performing assets.”  Additional discussion is in Note 1, “Nature of operations and summary of significant accounting policies — Allowance for loan losses,” and Note 4, “Loans and leases,” contained in the notes to consolidated financial statements, and incorporated herein by reference.

Management believes that the current balance in the allowance for loan losses of $5,444,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, Management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads Management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.29% at December 31, 2006 compared to 1.46% at December 31, 2005.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2006		2005		2004		2003		2002

Balance at beginning of period	$5,985		$5,988		$4,997		$3,900		$3,742

Charge-offs:
Commercial and all other	661		1,077		775		1,334		928
Real estate	109		21		266		503		40
Consumer	285		288		480		1,167		850
Lease financing	—		8		85		92		131
Total	1,055		1,394		1,606		3,096		1,949

Recoveries:
Commercial and all other	64		395		226		204		359
Real estate	1		11		20		34		—
Consumer	124		155		178		230		69
Lease financing	—		—		23		10		15
Total	189		561		447		478		443
Net charge-offs	866		833		1,159		2,618		1,506
Provision charged to operations	325		830		2,150		3,715		1,664
Balance at end of period	$5,444		$5,985		$5,988		$4,997		$3,900
Net charge-offs to average loans outstanding	0.21%		0.22%		0.30%		0.68%		0.40%
Allowance for loan loss to net charge-offs	6.29	x	7.18	x	5.17	x	1.91	x	2.59	x
Allowance for loan loss to total gross	1.29%		1.46%		1.54%		1.28%		1.01%
Loans 30 - 89 days past due and accruing	$2,571		$1,609		$4,317		$3,975		$6,047
Loans 90 days or more past due and accruing	$81		$197		$557		$958		$2,599
Non-accruing loans	$3,358		$9,453		$9,904		$7,323		$4,000
Allowance for loan loss to loans 90 days or more past due and accruing	67.54	x	30.39	x	10.75	x	5.22	x	1.50	x
Allowance for loan loss to non-accruing loans	1.62	x	0.63	x	0.60	x	0.68	x	0.98	x
Allowance for loan loss to non-performing loans	1.58	x	0.62	x	0.57	x	0.60	x	0.59	x
Average net loans	$412,523		$385,800		$381,366		$383,226		$380,892

The allowance for loan losses can generally absorb losses throughout the loan and lease portfolios.  However, in some instances an allocation is made for specific loans or groups of loans.  Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Bank, as previously explained.  The changes in the allocations from year-to-year are based upon year-end reviews of the loan and lease portfolios.

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

	2006	%	2005	%	2004	%	2003	%	2002	%
Category
Residential real estate	$578,117	10.6	$595,092	9.9	$451,349	7.5	$354,207	7.1	$383,858	9.8
Consumer	1,157,091	21.2	1,180,175	19.7	966,081	16.1	884,689	17.7	1,092,140	28.0
Commercial and commercial real estate	3,549,871	65.2	4,035,950	67.4	4,330,285	72.3	3,699,488	74.0	2,198,783	56.4
Direct financing leases	14,058	0.3	14,828	0.3	40,891	0.7	42,706	0.9	81,664	2.1
Real estate construction	59,617	1.1	59,953	1.0	46,465	0.8	15,876	0.3	—	—
Unallocated	85,550	1.6	98,651	1.7	152,727	2.6	—	—	143,307	3.7
Total	$5,444,304	100.0%	$5,984,649	100.0%	$5,987,798	100.0%	$4,996,966	100.0%	$3,899,752	100.0%

The allocation of the allowance for the commercial loan portfolio comprised 65%, or $3,550,000, of the total allowance for loan losses at December 31, 2006, of which approximately 2% is reserved for non-performing commercial loan relationships.

Collateral values were prudently valued to provide a conservative and realistic value of the collateral supporting these loans.  The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs.

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of December 31, 2006, non-performing assets represented 0.65% of total assets compared to 1.78% at December 31, 2005.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Net loans, including loans available-for-sale	$417,321	$403,573	$382,123	$386,846	$382,977

Loans past due 90 days or more and accruing	$81	$197	$557	$958	$2,599
Non-accrual loans	3,358	9,453	9,904	7,323	4,000
Total non-performing loans	3,439	9,650	10,461	8,281	6,599
Restructured loans	—	—	—	—	1,474
Other real estate owned	197	—	163	394	262
Repossessed assets	—	19	50	73	175
Total non-performing assets	$3,636	$9,669	$10,674	$8,748	$8,510

Non-accrual loans to net loans	0.80%	2.34%	2.59%	1.89%	1.04%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	0.87%	2.40%	2.79%	2.26%	2.22%
Non-performing assets to total assets	0.65%	1.78%	1.99%	1.52%	1.47%
Non-performing loans to net loans	0.82%	2.39%	2.74%	2.14%	1.72%

In the review of loans for both delinquency and collateral sufficiency, Management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing loans for the period is attributed to commercial business loans and real estate loans in the process of foreclosure.  Most of these loans are collateralized thereby reducing the Bank’s potential for loss.  In 2006, non-performing loans were reduced by $6,211,000, or 64%, to $3,439,000.  There were no repossessed assets at December 31, 2006 compared to $19,000 in 2005.  At year-end 2006 ORE totaled $197,000.  There was no ORE at year-end 2005.  Five residential properties were owned at year-end 2006, four of which were under agreements to be sold.  The Special Assets Department had developed specific action plans for each of the Company’s non-performing loans.  During 2006, several of those plans came to a conclusion resulting in a substantial reduction of non-performing loans.  The non-accrual loans were $3,358,000 at December 31, 2006 a reduction of $6,095,000, or 64%, from year-end 2005.  During 2006 approximately $1,583,000 of loans were placed in non-accrual status.  This was more than offset by payoffs or pay-downs of $2,485,000, charge-offs of $909,000, $240,000 in transfers to foreclosed assets and $4,045,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing declined by 59%, to $81,000, at December 31, 2006.  As a result, the percentage of non-performing assets to total assets declined to 0.65% at December 31, 2006, compared to 1.78% for the prior year-end and non-performing loans to net loans declined to 0.82% at December 31, 2006, from 2.39% at December 31, 2005.

Repossessed assets consist of previously financed vehicles held-for-sale.  Subsequent to the loan or lease maturity, the borrower or lessee defaulted on their contract and the Company repossessed the unit.  Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the allowance for loan losses.  The Bank terminated its automobile leasing business in 2005.

Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  During 2006, the Bank collected $279,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2006 had been performing in accordance with their original terms, the Bank would have recognized interest income, with respect to such loans, of $332,000 for the year ended December 31, 2006.

Bank premises and equipment, net

The Bank’s premises and equipment decreased $359,000, net of accumulated depreciation.  During 2006, the Bank purchased or transferred from construction in process, a component of other assets, approximately $852,000, net of disposals compared to $1,724,000 in 2005.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $197,000.  Five residential properties were owned at year end 2006, four of which were under agreements to be sold.  There was no foreclosed real estate properties owned at December 31, 2005.

Repossessed Assets

Improvement in the turn-around time on sales of repossessed vehicles and the termination of the Bank’s automobile leasing business in 2005 reduced the repossessed asset balance from $19,000 at December 31, 2005 to $0 as of December 31, 2006.

Terminated lease assets held-for-sale

At the end of 2005, the Bank’s vehicle lease program terminated.  Terminated lease assets are vehicles that were lease-financed by the Company with contractual terms fulfilled.  Pursuant to the lease agreement, the vehicles are returned to the Company and recorded on the books in other assets at the residual value.  These vehicles are subsequently sold as soon as practicable.  The difference between sales price and residual value, if any, is charged against current earnings.  Simultaneously, a claim is submitted to the Company’s residual insurance carrier for payment.  Receipt of any residual insurance proceeds is then credited to current earnings.  All vehicles which were returned to the Bank were subsequently sold prior to December 31, 2005.  During 2006, the Bank received $15,000 from residual insurance claims for vehicles that were sold at the end of 2005.

Cash surrender value of bank owned life insurance

The Bank maintains bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the Bank is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Bank.  This profitability is used to offset a portion of current and future employee benefit costs.  The BOLI can be liquidated, if necessary, with associated tax costs.  However, the Bank intends to hold this pool of insurance, because it provides income that enhances the Bank’s capital position.  Therefore, the Bank has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Accrued interest receivable and other assets

The increase in accrued interest receivable of $543,000, or 28%, from December 31, 2005 to December 31, 2006 was principally due to higher average balances of interest-earning assets as well as an increase in the number of days in the accrual compared to last year.  The increase in other assets of $755,000, or 19%, for the same period, was due mostly to capitalized interim construction costs for the Bank’s branch expansion and other projects and the purchase of an interest rate floor derivative contract.  For a further discussion on the Bank’s derivative contract, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.  These increases were partially offset by a cumulative effect adjustment related to the Bank’s investment in a limited partnership.  For a further discussion on the Bank’s cumulative effect adjustments, see Note 20, “Cumulative effect adjustments,” contained within the notes to consolidated financial statements in Part II, Item 8.

Results of Operations

Earnings Summary

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the BOLI, net gains or losses from the sales of loans and securities AFS and from the sales of ORE.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties and levels of occupancy of multi-family dwellings.

Overview

Net income for the year ended December 31, 2006 was $4,125,000, compared to $4,592,000 for the year ended December 31, 2005.  During the same periods, diluted earnings per common share was $2.01 and $2.25, respectively.  For the year ended December 31, 2006, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.73% and 8.31%, respectively, compared to 0.86% and 9.64% for the year ended December 31, 2005.  The decline in net income was caused primarily by a 9% increase in non-interest expenses.  The provision for loan losses declined by $505,000 and non-interest income increased by $372,000, or 9%, while net interest income was down marginally; less than 1% for the year ended December 31, 2006 compared to year end 2005.  The decrease in ROA and ROE was primarily due to the variance in net income.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2006, 2005 and 2004 (dollars in thousands):

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets

Interest-bearing deposits	$240	$9	3.82%	$540	$14	2.67%	$637	$6	0.93%

Investments:
U.S. government agencies	43,299	1,795	4.15	31,976	1,171	3.66	36,360	1,333	3.67
Mortgage-backed securities	42,999	1,944	4.52	54,257	2,328	4.29	73,939	3,029	4.10
State and municipal	14,485	927	6.40	13,203	837	6.34	11,618	739	6.36
Other	14,536	946	6.50	14,126	643	4.55	10,213	291	2.85
Total investments	115,319	5,612	4.87	113,562	4,979	4.38	132,130	5,392	4.08

Loans:
Commercial	219,482	16,018	7.30	216,385	13,646	6.31	223,660	12,172	5.44
Consumer	65,011	4,200	6.46	53,675	3,548	6.61	47,030	3,321	7.06
Real estate	133,279	8,101	6.08	120,407	7,237	6.01	113,589	6,737	5.93
Direct financing leases	618	38	6.18	1,387	83	6.01	3,013	201	6.66
Total loans	418,390	28,357	6.78	391,854	24,514	6.26	387,292	22,431	5.79

Federal funds sold	2,479	123	4.97	1,866	49	2.60	1,530	17	1.13

Total earning assets	$536,428	$34,101	6.36%	$507,822	$29,556	5.82%	$521,589	$27,846	5.34%

Interest-bearing liabilities

Deposits:
Savings	$46,422	$620	1.34%	$48,273	$450	0.93%	$41,860	$219	0.52%
NOW	69,138	1,880	2.72	52,244	666	1.28	37,312	121	0.32
MMDA	68,476	2,948	4.30	24,183	438	1.81	30,394	383	1.26
Time deposits < $100,000	87,345	3,235	3.70	85,612	2,534	2.96	99,390	3,020	3.04
Time deposits > $100,000	67,129	2,791	4.16	89,076	2,821	3.17	105,813	2,974	2.81
Clubs	1,750	19	1.08	1,781	19	1.07	1,759	19	1.08
Total deposits	340,260	11,493	3.38	301,169	6,928	2.30	316,528	6,736	2.13

Repurchase agreements	23,391	624	2.67	35,106	634	1.81	41,695	464	1.11

Borrowed funds	79,627	4,244	5.33	82,114	4,159	5.06	78,318	3,980	5.08

Total interest-bearing liabilities	$443,278	$16,361	3.69%	$418,389	$11,721	2.80%	$436,541	$11,180	2.56%

Net interest income		$17,740			$17,835			$16,666

Net interest spread			2.67%			3.02%			2.78%

Net interest margin			3.31%			3.51%			3.20%

Total average assets	$564,923			$536,262			$550,223

Average non-interest-bearing deposits	$68,224			$67,093			$66,006

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

	Years ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Mortgage	$781	$82	$863	$409	$91	$500
Commercial	194	2,180	2,374	(375)	1,778	1,403
Consumer	682	(73)	609	294	(182)	112
Total loans and leases	1,657	2,189	3,846	328	1,687	2,015
Investment securities, interest-bearing deposits and federal funds sold	86	577	663	(800)	410	(390)
Total interest income	1,743	2,766	4,509	(472)	2,097	1,625

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(793)	754	(39)	(823)	680	(143)
Other	1,414	3,190	4,604	25	310	335
Total deposits	621	3,944	4,565	(798)	990	192
Other interest-bearing liabilities	(620)	695	75	(100)	449	349
Total interest expense	1	4,639	4,640	(898)	1,439	541
Net interest income	$1,742	$(1,873)	$(131)	$426	$658	$1,084

The slope of the yield curve, which flattened in 2004 and continued to flatten in 2005 became inverted, or negatively sloped in 2006.  An inverted yield curve presents challenges to all banks because short-term rates are higher than long-term rates.  This situation is unusual and tends to squeeze net interest income because deposit and borrowing terms are generally shorter than investment and loan terms.  The Federal Open Market Committee (FOMC) increased short-term interest rates four times in the first half of 2006.  In response to these actions, national prime also increased during 2006.  National prime, the benchmark rate banks use to set rates on various lending and other interest sensitive products, also increased four times for a total increase of 100 basis points from 7.25% at December 31, 2005 to 8.25% at December 31, 2006.

The weighted-average national prime rate increased to 7.96% in 2006 compared to 6.19% in 2005.  This difference has continued to increase the yield on the Bank’s interest-earning assets that had largely begun in 2004 and continued through 2006 as new product was originated and variable-rate loans re-priced to these higher rates.  However, the rate paid on interest-bearing liabilities has also increased but at a faster pace, thereby putting pressure on the Bank’s interest rate margin.

As market rates rise along with the increase in national prime, loan originations, renewing commercial and residential loans and lines of credit should price above the average 2006 portfolio yields.  In addition, the increase in the Treasury yields and other capital market rates could have a favorable impact on the Bank’s total investment portfolio by increasing yields, which had begun to rise during the latter part of 2004 and should continue unless and until rates once again decline.  As expected, the relative and predominantly higher interest rate environment during 2006 continued to have a positive influence on the Bank’s interest-earning assets.  Total interest income increased 15.5%, from $29,020,000 in 2005 to $33,530,000 in 2006 and further, caused the tax-equivalent yield on earning assets to increase 54 basis points.  The Bank should continue to see an increase in the tax-equivalent yield on its interest-earning assets during the current interest rate environment.

Interest expense increased $4,640,000, or 39.6%, from $11,721,000 in 2005 to $16,361,000 in 2006.  The cost of interest-bearing liabilities increased 89 basis points in 2006.  The increased interest rate environment, in particular at the short- to mid-term range of the yield curve in conjunction with deposit gathering strategies, required the Bank to increase offering rates on its deposit products.  The bulk of the rate increases impacted the Bank’s interest expense on customer deposits which increased $4,565,000 during 2006 of which over $3,944,000 was caused by a 108 basis point rise in rates.  Average balances in deposits increased by more than $39,000,000 during 2006, with growth in most all categories, resulting in additional interest expense of $621,000 during 2006.

The weighted-average interest rate paid on borrowed funds increased 27 basis points in 2006 compared to 2005 largely due to higher rates paid on overnight borrowings.  During the third quarter of 2006, the Bank refinanced a portion of its long-term debt with the FHLB in order to reduce interest expense.  The immediate impact of the refinance was a reduction of interest expense by approximately $154,000 per annum.

As a result of the mix of the Bank’s interest sensitive assets and liabilities and the varying effects that the slope of the interest rate yield curve has had during 2006, net interest income decreased $131,000, or 0.8%, from $17,299,000 in 2005 to $17,168,000 in 2006.  On a tax-equivalent basis, the net interest rate spread declined 35 basis points from 3.02% to 2.67% and the tax-equivalent margin declined 20 basis points, from 3.51% in 2005 to 3.31% in 2006, respectively.

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

Management continuously reviews the risks inherent in the loan and lease portfolio.  Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

•                  specific loans that could have loss potential;

•                  levels of and trends in delinquencies and non-accrual loans;

•                  levels of and trends in charge-offs and recoveries;

•                  trends in volume and terms of loans;

•                  changes in risk selection and underwriting standards;

•                  changes in lending policies, procedures and practices;

•                  experience, ability and depth of lending management;

•                  national and local economic trends and conditions; and

•                  changes in credit concentrations.

The provision for loan losses was $325,000 for the year ended December 31, 2006, compared to $830,000 in 2005.  As a result, the allowance for loan losses was $5,444,000 at December 31, 2006, compared to $5,985,000 at December 31, 2005.  The significant reduction in the provision this year was due to the improved quality of the portfolio coupled with a decline in loans migrating to non-performing status.  Non-performing loans, which consist of loans past due 90 days or more and non-accrual loans declined $6,211,000, or 64%, to $3,439,000 at December 31, 2006, from $9,650,000, at December 31, 2005.  The reduction was both in non-accrual loans which declined by $6,095,000 to $3,358,000 at December 31, 2006, and a decline of $116,000 in loans past due 90 days or more and still accruing.  The Bank continued to give heightened attention to the collection of sub-performing loans which resulted in lower levels of delinquencies and non-accruing loans for 2006.

Other income

Other (non-interest) income consists of service charges or fees collected on the Bank’s various deposit and loan products, net mortgage servicing revenue, fees from trust, asset management and other financial services, the increase in the cash surrender value of the BOLI, the realized gains and losses from the sales of investment securities, loans, leased assets and foreclosed assets held-for-sale and other various classifications of non-interest related income.

For the year ended December 31, 2006, other income was $4,522,000, an increase of $372,000, or 9.0%, from $4,150,000 for the year ended December 31, 2005.  The primary cause of the increase is the lack of losses incurred from the sales of terminated and previously leased automobiles.  During 2005, the Company recognized $335,000 in losses from these vehicle sales compared to residual insurance claims of $15,000 in 2006.  The automobile leasing program expired in 2005.  In addition, the strategy to sell more loans into the secondary market resulted in gains of $98,000 in 2006 compared to $10,000 in 2005.  During 2005, the gains recognized on foreclosed assets included proceeds from an insurance claim resulting in a gain of $57,000, compared to a minor loss in 2006.

Other expense

For the twelve months ended December 31, 2006, other operating expenses were $15,878,000, or $1,316,000 more than the $14,562,000 recorded in the same period of 2005.  Salary and employee benefit costs increased $1,235,000, or 17.4%, for the twelve months ended December 31, 2006 compared to the same period in 2005.  The increase was due to pay increases, increased number of full-time equivalent employees due to staffing needs, one-time voluntary separation benefit payments and stock-based compensation expense.  For a further discussion on the Bank’s stock-based compensation expense, see Note 9, “Stock plans,” contained within the notes to consolidated financial statements in Part II, Item 8.

Premises and equipment increased $190,000, or 6.4%, in 2006 compared to 2005.  Equipment maintenance increased by approximately $58,000 due to more repairs, rental and maintenance in 2006.  Occupancy related expense increases were caused by increased property insurance, facility maintenance and increased rent due to activities related to the branch expansion project.

Advertising and marketing related expenses were down $81,000, or 13.0%, during the year ended 2006 compared to the year ended 2005.  The decrease was related to expense savings tactics implemented during the fourth quarter of 2006 caused by expense overruns in some of the other strategic functional areas.  As a result, some of the advertising programs, use of mass media, direct mail, community events and sponsorships, slated for the fourth quarter of 2006, were either cancelled or deferred to 2007 where the primary focus will be branch opening projects.

The ratio of non-interest expense less non-interest income (expense ratio) to average assets at December 31, 2006 and 2005 was 2.02% and 1.93%, respectively.  The increase was caused predominantly by higher overhead expenses and is comparative to the Uniform Bank Performance Report peer comparison group percentage.

Provision for income taxes

Income before provision for income taxes in 2006 decreased $570,000 from 2005.  The effective federal income tax rate was 24.8% and 24.2% for the years ending December 31, 2006 and 2005, respectively.  The minor increase in the effective tax rate is attributed to an increase in temporary differences that gave rise to an increase in pre-tax income.

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

Deposits

Total deposits increased $13,883,000, or 4%, during 2005 to $379,499,000.  The increase was principally due to an $8,627,000, or 21%, increase in NOW accounts and a $5,004,000, or 8%, increase in DDAs.  The increase in the Bank’s NOW accounts was primarily due to a $14,316,000 increase from the public sector including a municipal customer who formerly used the Bank’s repurchase agreements for its transactional business.  The $23,977,000 increase in money market deposits was primarily due to transfers of funds from time deposit accounts, which decreased by a similar amount.  Core deposits increased $31,612,000, or 12%, during 2005 to $303,242,000.  Most of the increase in core deposits resulted from the aforementioned transfer of funds from time deposits of $100,000 or greater into money market deposit accounts.

During 2005, the Bank’s deposit mix shifted away from being time-deposit-dominant.  Time deposits represented 42% of total deposits, down from 51% as at December 31, 2004.

Short-term borrowings

Liquidity, investment needs and interest rates caused a net decrease in repurchase agreements from $40,684,000 at December

31, 2004, to $26,913,000 at December 31, 2005.  Included in this variance was the effect of the preference for one of the Bank’s municipal customers to transfer its funds from the repurchase agreement product to the Bank’s NOW deposit account.

A combination of increased deposits at December 31, 2005 and a strategy to extend short-term borrowings into long-term debt, in an effort to insulate the Bank from the effect of continued interest rate increases, required less overnight funding from the FHLB.  As a result, overnight funding from the FHLB was $769,000 at December 31, 2005 compared to $8,760,000 at December 31, 2004.

Long-term debt

The weighted-average rate in effect on funds borrowed at December 31, 2005 was 5.16% compared to 5.10% as of December 31, 2004.  The quarterly re-pricing of $5,000,000 of advances was the primary cause of the six basis point increase in the weighted-average interest rate.  The 2005 weighted-average rate is 66 basis points below the tax-equivalent yield of 5.82% on average earning assets for the year ended December 31, 2005.  Rates on $58,000,000 of long-term debt advances were fixed but may adjust quarterly, should market rates increase beyond the issues’ original rates.  At December 31, 2005, similar advances from the FHLB were 139 basis points below the average rate paid by the Bank.

Long-term debt increased $12,585,000 during 2005, or 18%, to $83,704,000.  The primary purpose of the increase was to reduce our exposure to rising interest rates by reducing short-term overnight borrowings and locking in longer-term fixed-rate positions.

Accrued expenses and other liabilities

Increases in interest-bearing deposits and borrowings along with higher interest rates caused an increase in accrued interest payable of $354,000, or 36%, to $1,339,000.  Other liabilities included a number of accrued expenses and liabilities that have been recognized in the financial statements but, as of December 31, 2005, were unpaid.  Collectively, these accounts decreased $156,000 from December 31, 2004.

Investments

Total investments declined $17,990,000, net of $1,532,000 depreciation in the market value of AFS investments.  The carrying value of investment securities at December 31, 2005 was $97,679,000, or 18% of total assets, compared to $115,669,000, or 22%, as of December 31, 2004.  During the first half of 2005, the Bank restructured approximately $19,500,000 of investment securities to enhance current earnings while simultaneously addressing the interest rate risk in the portfolio from the continued flattening of the U.S. Treasury yield curve.  The restructuring included the sale and purchase of securities that re-allocated the portfolio diversification away from being heavily weighted in mortgage-backed securities.  At December 31, 2005 approximately 44% of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow compared to 56% at December 31, 2004.

During 2005, interest rates throughout the yield curve increased with the exception of the 30-year treasury which decreased modestly.  The FOMC raised short-term interest rates eight times (200 basis points) since the end of 2004.  While short-term U.S. Treasury yields had shown somewhat similar increases during 2005, the medium- and long-term rates have increased at a much slower pace resulting in a flattening to a slightly inverted yield curve at the short- to mid-term range.  This environment precluded a structured growth strategy within the investment portfolio due to lack of prudent investments available at adequate spreads to the Bank’s funding sources.  Accordingly, the Bank used cash flows from its investment portfolio to fund high-cost time deposit outflow, repayment of overnight borrowings and fund growth in the loan portfolio rather than redeploy the funds in the securities markets.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2005, is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	—%	3.39%	3.51%	4.27%	3.56%
Mortgage-backed securities	—	3.70	3.83	4.93	4.50
State & municipal subdivisions	—	5.24	5.96	5.75	5.75
Preferred term securities	—	—	—	6.08	6.08
Total debt securities	—%	3.57%	3.66%	5.32%	4.53%

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

In 2005, the Bank originated $27,030,000 of commercial loans, $39,398,000 of mortgage loans and $38,763,000 of consumer loans.  This compares to $34,981,000, $31,368,000 and $19,671,000, respectively, in 2004.  Included in mortgage loans is $18,128,000 of real estate construction lines in 2005 and $13,066,000 in 2004.  In addition for 2005, the Bank originated lines of credit in the amounts of $21,008,000 for commercial borrowers, $6,756,000 in home equity lines and $153,000 for consumer borrowers.  The increase in the loan portfolio was from the successful implementation of marketing strategies for residential and consumer lending, partially offset by a decline in commercial loans.  Though interest rates have increased throughout 2005, the Bank’s lending activities were relatively unaffected by borrowers’ sentiment to a sustained period of rising short-term interest rates.

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

Consumer Loans:

Consumer loans increased $12,583,000, or 20.5%, during 2005.  A successful spring sales campaign, with added advertising and marketing, along with less pay-downs, helped boost the home equity installment program by approximately $14,463,000.

Real Estate Construction Loans:

Real estate construction loans increased $3,579,000, or 33.7%, during 2005.  Real estate construction loans consisted of $12,435,000 for residential construction and $1,764,000 for commercial real estate construction.  The increase was caused by efforts to further develop this lending arrangement as well as an increase in the average loan size in 2005 compared to 2004.

Direct Financing Leases:

Direct financing leases declined $1,562,000, or 70.6%, to $650,000.  The last of the Bank’s automobile leases terminated and its automobile leasing business concluded as of December 31, 2005.  The remaining balance represents tax-free leasing arrangements provided to municipal customers.

Loans available-for-sale

Loans AFS, at December 31, 2005, were $429,000, with a corresponding fair value of $434,000 compared to $576,000 and $582,000 respectively, at December 31, 2004.  During 2005, residential mortgages and student loans with principal balances of $1,417,000 and $910,000, respectively, were sold into the secondary market and gains of approximately $25,000 have been recognized.  There were no sold SBA loans during 2005.

Allowance for loan losses

Total charge-offs, net of recoveries, for the year ended December 31, 2005, were $833,000, compared to $1,159,000 in 2004.  Combined consumer loan and lease financing net charge-offs decreased from $364,000, through December 31, 2004, to $141,000, through December 31, 2005.  Commercial loan net charge-offs were $682,000 for the full year 2005 compared to $549,000 for 2004.  Mortgage loan net charge-offs were $10,000 in 2005 compared to $246,000 in 2004.  The ratio of allowance for loan losses to total loans was 1.46% at December 31, 2005 compared to 1.54% at December 31, 2004.

Non-performing assets

In 2005, non-performing loans were reduced by $811,000, or 7.8%, to $9,650,000.  Repossessed assets were $19,000 at December 31, 2005 compared to $50,000 in 2004.  All repossessed vehicles, except one, were sold prior to year-end 2005.  There was no ORE at year-end 2005 as all previously foreclosed real estate had been listed with realtors and sold prior to the end of the year.  The non-accrual loans were $9,453,000 at December 31, 2005 a reduction of $451,000, or 4.6%, from year-end 2004.  During 2005 approximately $4,604,000 of loans were placed in non-accrual status.  This was more than offset by payoffs or pay-downs of $2,810,000, charge-offs of $1,131,000, $245,000 in transfers to foreclosed assets and $869,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing, declined by 64.6%, to $197,000, at December 31, 2005.  As a result, the percentage of non-performing assets to total assets declined to 1.78% at December 31, 2005, compared to 1.99% for the prior year end and non-performing loans to net loans declined to 2.39% at December 31, 2005, from 2.74% at December 31, 2004.

During 2005, the Bank collected $241,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2005 had been performing in accordance with their original terms, the Bank would have recognized interest income, with respect to such loans, of $806,000 for the year ended December 31, 2005.

Bank premises and equipment, net

The Bank’s premises and equipment increased $520,000, net of accumulated depreciation, due primarily to the land acquisition for anticipated future branch expansion.  During 2005, the Bank purchased approximately $1,740,000 in premises and equipment compared to $278,000 in 2004.

Terminated lease assets held-for-sale

All vehicles which were returned to the Bank were subsequently sold prior to December 31, 2005.  The Bank’s vehicle lease program has expired and future periods’ results of operations should be minimally impacted and limited to residual insurance claims that will be received in 2006.

Results of Operations

Overview

Net income for the year ended December 31, 2005 increased to $4,592,000, or 36%, from $3,364,000 for the year ended December 31, 2004.  Diluted earnings per common share increased to $2.25 for the year ended December 31, 2005 compared to $1.67 for the year ended December 31, 2004.  ROA and ROE improved to 0.86% and 9.64%, respectively, for the year ended December 31, 2005 from 0.61% and 7.51%, respectively, in 2004.  The improvement in net income was the result of an increase in net interest income and a decrease in the provision for loan losses partially offset by increases in other expenses and the provision for income taxes.  The improvements in ROA and ROE from 2005 to 2004 were primarily the result of improved net income.

Net interest income

The yield curve, which flattened in 2004 and continued to flatten (mid- and long-term rates rising much slower than short-term rates), in 2005 presented challenges in 2005.  The FOMC increased short-term interest rates eight times in 2005.  National prime also increased eight times, at 25 basis point increments each, for a total increase of 200 basis points from 5.25% at December 31, 2004 to 7.25% at December 31, 2005.

As market rates rise along with the increase in national prime, loan originations, renewing commercial and residential loans and lines of credit priced above the average 2005 portfolio yields.  Total interest income increased 5.9%, from $27,395,000 in 2004 to $29,020,000 in 2005 and further, caused the tax-equivalent yield on earning assets to increase 48 basis points.

Interest expense increased $541,000, or 4.8%, from $11,180,000 in 2004 to $11,721,000 in 2005.  The cost of interest-bearing liabilities increased 24 basis points in 2005.  The increased interest rate environment, in particular at the short- to mid-term range of the yield curve required the Bank to increase offering rates on most deposit products.  The bulk of the rate increases impacted the Bank’s interest expense during 2005’s fourth quarter where interest expense grew $568,000 compared to the fourth quarter of 2004.  Of this increase, approximately $388,000 was from deposits.  Partially offsetting the increases in rates paid on interest-bearing deposit liabilities was an overall decrease in the average-balances on which they were paid.  Average balances in deposits decreased $15,359,000 during 2005, consisting of a $30,515,000 decrease from high-costing time deposits and an increase in lower costing savings, club and transactional interest-bearing deposits of $15,156,000.  The increase in these lower costing core deposits coupled with the decline in time deposits helped contain the interest expense increase in deposits to $192,000 for the year ended 2005 compared to the year ended 2004.  The weighted-average interest rate on borrowed funds decreased two basis points in 2005 compared to 2004.  The Bank paid off $5,000,000 of matured high costing FHLB borrowings at the end of 2004 which had the effect of reducing the overall 2005 rate on this funding source.

As a result of the mix of the Bank’s interest sensitive assets and liabilities and the varying effects that the slope of the interest rate yield curve has had during 2005, net interest income increased $1,084,000, or 6.7%, from $16,215,000 in 2004 to $17,299,000 in 2005.  On a tax-equivalent basis, the net interest rate spread improved 24 basis points from 2.78% to 3.02% and the tax-equivalent margin improved 31 basis points, from 3.20% in 2004 to 3.51% in 2005, respectively.

Provision for loan losses

The provision for loan losses was $830,000 for the year ended December 31, 2005, compared to $2,150,000 in 2004.  As a result, the allowance for loan losses was $5,985,000 at December 31, 2005, compared to $5,988,000 at December 31, 2004.  The significant reduction in the provision was due to the improved quality of the portfolio coupled with a decline in loans migrating to non-performing status.  The reduction was both in non-accrual loans which declined by $451,000 to $9,453,000 at December 31, 2005, and a decline of $360,000 in loans past due 90 days or more and still accruing.

Other income

For the year ended December 31, 2005, other income was $4,151,000, or essentially unchanged from 2004.  A $432,000 increase in charges on deposit accounts and loan fees and net gains from the sales of ORE properties largely offset lower net gains from the sales of investment securities and mortgage loans, declines in fees earned from trust and asset management services and increased losses from the final sales of terminated leased automobiles.  Most of the loans originated for sale into the secondary market began in the second half of 2005 at the time when levels and interest rates on new fixed-rate loan originations began to increase to a point that loan retention did not support the Bank’s interest rate risk profile.  The Bank’s automobile leasing program has expired and there are no intentions to re-enter the automobile leasing business.  Results of operations from this portfolio has concluded with the final terminated leased vehicle disposed of in December 2005.

Other expense

For the twelve months ended December 31, 2005, other operating expenses were $14,562,000 or $743,000 more than the $13,819,000 recorded in the same period of 2004.  Salary and employee benefit costs increased $327,000, or 5%, for the twelve months ended December 31, 2005 compared to the same period in 2004.  The increase was primarily due to filling vacancies in key functional areas and annual merit and incentive increases.

Premises and equipment increased $123,000, or 4%, in 2005 compared to 2004.  Of this increase, equipment maintenance increased by approximately $95,000 due to more repairs in 2005 and increases related to maintenance contract renewals.

Advertising and marketing related expenses increased $190,000, or 44%, during the year ended 2005 compared to the year ended 2004.  The increase was related to a number of new and increased marketing activities during 2005 including: a significant increase in the volume of mass mailing resulted from the utilization of a new marketing software system that helps identify and target specific demographic profiles in a defined marketing area; more advertising spending due to a wide variety of campaigns capitalizing on market opportunities; more costs related to point-of-sale signage due to the completion of rolling out a merchandising system and finally, during 2005, the Bank took advantage of more sponsorship opportunities, and participated in more community events than in 2004. Finally, a redesigned website went on-line in September, 2005 that offered our customers an interactive means to both open new accounts and communicate with the Bank as well as performing numerous customer-initiated transactions.

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

Provision for income taxes

Income before provision for income taxes in 2005 increased $1,658,000 from 2004.  The effective federal income tax rate was 24.2% and 23.5% for the years ended December 31, 2005 and 2004, respectively.  The effective tax rate increase is attributed to a combined increase in pre-tax earnings and a decrease in tax-free interest income.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with the overall interest rate management strategy.  These instruments involve, to a varying degree, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts.  Such instruments primarily include lending commitments, lease obligations and derivative instruments.  For a further discussion on the Bank’s derivative instrument, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  During the second quarter of 2006, the Bank entered into a long-term facility lease agreement in concert with the construction and relocation of one branch office.  Under the lease agreement, the Bank has committed to an initial 15-year term with options to renew for two consecutive periods of five years each.  Under this agreement, the Bank recognized $36,000 of rent expense in 2006 and will recognize a total of $1,384,000, including $635,000 related to the two renewal options, through the expiration of the second renewal option on August 31, 2031.

The following table presents, as of December 31, 2006, the Company’s significant determinable contractual obligations by payment date and significant commitments.  The payment amounts represent those amounts contractually due to the recipient, excluding interest (dollars in thousands):

			Over one	Over three
		One year	year through	years through	Over
	Total	or less	three years	five years	five years

Contractual obligations:
Certificate of deposits	$153,811	$126,757	$17,610	$9,192	$252
Long-term debt	62,536	8,827	709	32,000	21,000
Repurchase agreements	22,224	20,578	1,646	—	—
Operating leases	6,398	391	712	683	4,612

Significant commitments:
Letters of credit	5,535	2,754	63	—	2,718
Loan commitments *	9,842	9,842	—	—	—

Total	$260,346	$169,149	$20,740	$41,875	$28,582

*Available credit to borrowers in the amount of $61,400 is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Bank.

In addition to the items above, in 2007 the Company will complete the construction and relocation of one branch office.  As of December 31, 2006 approximately $1,200,000 of additional capital expenditures, representing outstanding construction commitments, design, and equipment will be incurred in 2007.

Related Party Transactions

Information with respect to related parties is contained in Note 15, “Related party transactions,” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

Impact of Accounting Standards and Interpretations

Information with respect to the impact of accounting standards is contained in Note 18, “Recent accounting pronouncements,” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

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

Capital Resources

During 2006, the increase in shareholders’ equity (capital) was attributable to earnings of $4,125,000, an increase in common stock from the Company’s dividend reinvestment and stock purchase plans of $617,000, in total and a decrease of $147,000 in the net unrealized holding loss on AFS securities recorded in other comprehensive income (loss).  These items were partially offset by the declaration of cash dividends of $1,801,000 and the recording of cumulative effect adjustments related to the Bank’s investment in a limited partnership and a long term lease agreement.  For a further discussion on the Bank’s cumulative effect adjustments, see Note 20, “Cumulative effect adjustments,” contained within the notes to consolidated financial statements in Part II, Item 8.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  Additional information with respect to capital requirements is contained in Note 14, “Regulatory matters,” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

The Company’s major source of capital during the previous five years has been from the retention of equity in undistributed earnings of the Bank, as reflected below:

	Net	Cash dividends	Earnings
	income	declared	retained

2006	$4,125,283	$1,801,361	$2,323,922
2005	4,591,697	1,624,263	2,967,434
2004	3,364,474	1,610,423	1,754,051
2003	1,643,248	1,601,898	41,350
2002	4,046,173	1,526,371	2,519,802

At December 31, 2005, the Bank reported a net unrealized loss of $1,112,000 on AFS securities compared to a net unrealized loss of $965,000 as of December 31, 2006.  Fluctuations in the capital markets may cause frequent changes in the fair value of AFS securities.  Further declines in value of the Bank’s AFS securities should not be construed as a weakness in the capital position of the Company.  The Company monitors market conditions closely and is prepared to take remedial action when appropriate.

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

At December 31, 2006, the Company had $13,801,000 in cash and cash equivalents.  In addition, the Company had $122,000 of loans AFS and $98,841,000 in investments AFS.  This combined total of $112,764,000 represented 20% of total assets at December 31, 2006.  Management believes this level of liquidity to be strong and adequate and to support current operations.  For a discussion on the Bank’s significant determinable contractual obligations and significant commitments, see “Off-Balance Sheet Arrangements and Contractual Obligations,” above.

The Company considers its primary source of liquidity to be its core deposit base consisting of deposits from customers throughout the branch network.  The Company will continue to promote the acquisition of deposits through its branch offices and marketing efforts.  At December 31, 2006, approximately 73% of the Company’s assets were funded by deposits and an additional 9% of the assets were funded by the Company’s equity.  The Company expects to grow these two components, which provide a substantial and steady source of funds.

As detailed in the statement of cash flows, incorporated by reference, total cash and cash equivalents had a net increase of $1,206,000 during 2006.  Cash from operations of $5,871,000 was supported with strong earnings.  The $13,359,000 increase from financing activities was due principally to an 8% increase in deposit generation which in turn allowed the Bank to repay a portion of its borrowings.  The use of funds in investing activities was due to asset growth.

At December 31, 2006, the Bank had approximately $138,000,000 in unused sources of borrowed funds available to meet liquidity requirements, if needed.  The sources were the approximate borrowing capacity at the Federal Reserve Bank of Philadelphia of $7,000,000, available funding at the FHLB of $104,000,000 and $27,000,000 from correspondent banks.

Management of interest rate risk and market risk analysis

The Company is subject to the interest rate risks inherent in its lending, investing and financing activities.  Fluctuations of interest rates will impact interest income and interest expense along with affecting market values of all interest-earning assets and interest-bearing liabilities, except for those assets or liabilities with a short term remaining to maturity.  Interest rate risk management is an integral part of the asset/liability management process.  The Company has instituted certain procedures and policy guidelines to manage the interest rate risk position.  Those internal policies enable the Company to react to changes in market rates to protect net interest income from significant fluctuations.  The primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income along with creating an asset/liability structure that maximizes earnings.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2006 the Bank maintained a negative one-year cumulative gap of $71.0 million or -12.6% of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of increasing interest rates.  Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2006 (dollars in thousands):

	Interest sensitivity gap at December 31, 2006
	Three months or less	Three to twelve months	One to three years	Over three years	Total
Cash and cash equivalents	$142	$—	$—	$13,659	$13,801
Investment securities (1)(2)	14,347	5,439	25,321	59,099	104,206
Loans (2)	113,435	58,833	104,811	140,242	417,321
Fixed and other assets	—	8,178	—	18,812	26,990
Total assets	$127,924	$72,450	$130,132	$231,812	$562,318
Total cumulative assets	$127,924	$200,374	$330,506	$562,318

Non-interest-bearing transaction deposits (3)	$—	$7,374	$20,279	$46,089	$73,742
Interest-bearing transaction deposits (3)	94,861	—	35,284	52,637	182,782
Time deposits	52,951	73,693	17,666	9,501	153,811
Repurchase agreements	22,224	—	—	—	22,224
Short-term borrowings	11,432	—	—	—	11,432
Long-term debt	3,210	5,628	698	53,000	62,536
Other liabilities	—	—	—	4,179	4,179
Total liabilities	$184,678	$86,695	$73,927	$165,406	$510,706
Total cumulative liabilities	$184,678	$271,373	$345,300	$510,706

Interest sensitivity gap	$(56,754)	$(14,245)	$56,205	$66,406

Cumulative gap	$(56,754)	$(70,999)	$(14,794)	$51,612

Cumulative gap to total assets	(10.1)%	(12.6)%	(2.6)%	9.2%

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

Economic Value at Risk.  Earnings at risk simulation measures the short-term risk in the balance sheet.  Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities.  The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rate simulation models.  The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2006 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2006 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	(9.8)%	4.9%
Net income	(32.2)	16.1

Economic value at risk:
Percent change in:
Economic value of equity	(25.8)	1.1
Economic value of equity as a percent of total assets	(3.5)	0.2

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2006, the Company’s risk-based capital ratio was 14.0%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2007, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

Change in interest rates	Net interest income	$ variance	% variance

+200 basis points	$16,149	$(1,747)	(9.8)%
+100 basis points	17,081	(815)	(4.6)
Flat rate	17,896	—	—
-100 basis points	18,637	741	4.1
-200 basis points	18,775	879	4.9

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and interest checking accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by Management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

Derivative Financial Instruments.  As part of the Bank’s overall interest rate risk strategy, the Company has adopted a policy whereby the Bank may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  In October 2006, the Bank entered into an interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The purpose of the hedge is to help protect the Bank’s interest income in the event interest rates decline below a pre-determined contractual interest rate.  The strategy is reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.  For a further discussion on the Bank’s derivative contract, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

Supervision and Regulation

The following is a brief summary of the regulatory environment in which the Company and the Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.  Changes in the laws and regulations applicable to the Company and the Bank can affect the operating environment in substantial and unpredictable ways.  We cannot accurately predict whether legislation will ultimately be enacted, and if enacted, the ultimate effect that legislation or implementing regulations would have on our financial condition or results of operations.  While banking regulations are material to the operations of the Company and the Bank, it should be noted that supervision, regulation, and examination of the Company and the Bank are intended primarily for the protection of depositors, not shareholders.

Recent Legislation

Financial Services Regulatory Relief Act of 2006.  This federal act amends several federal banking laws to reduce redundant and costly regulatory burden.  Among its many provisions, the act allows the payment of interest on certain reserve balances of depository institutions that are held at the Federal Reserve beginning in year 2011, requires banking regulatory agencies to streamline reports of condition, and clarifies the authority of home and host state regulators with respect to supervision of interstate branches.  The act was signed into law in October 2006.

Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005.  These federal acts were signed into law in February 2006 to amend the Federal Deposit Insurance Act.  These laws enact FDIC and banking industry deposit insurance reform proposals by amendments including: increasing the coverage for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit; merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF); establishing a percentage range within which the FDIC Board of Directors may set the FDIC’s Designated Reserve Ratio (DRR); allowing the FDIC to manage the pace at which the DRR varies within this range; eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions at all times.

Sarbanes-Oxley Act of 2002.  In July, 2002, the Sarbanes-Oxley Act of 2002 was enacted.  The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act is the most far-reaching U.S. securities legislation enacted in decades.  The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC.  The Act adds new obligations and restrictions on directors and senior executives of public companies, such as requiring certification of financial statements, and new audit committee procedures.  The Act represents significant federal involvement in matters traditionally left to state regulatory systems such as the regulation of the accounting profession, and to state corporate law such as the relationship between a board of directors and management and between a board of directors and its committees.

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law in October 2001.  The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism.  The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including banks: (1) establish an anti-money laundering program that includes training and audit components; (2) comply with regulations regarding the verification of the identity of any person seeking to open an account; (3) take additional required precautions with regard to non-U.S. owned accounts; and (4) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also expanded the conditions under which funds in a U.S. inter-bank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.  Failure of a financial institution to comply with the USA PATRIOT Acts requirements could have serious legal and reputational consequences for the institution.  The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IML Act).  The IML Act amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including the Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions.  The Secretary of the Treasury has adopted several regulations to implement these provisions.  The Bank is also barred from dealing with foreign “shell” banks.  In addition, the IML Act expands the circumstances under which funds in a bank account may be forfeited.  The IML Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations.  The Bank has in place a Bank Secrecy Act compliance program.

Gramm-Leach-Bliley Act of 1999.  This law authorized cross-industry affiliations between banks, securities firms, insurance companies, and other financial service providers.  This was landmark legislation that repealed the Glass-Steagall Act which since the 1930’s had prohibited such affiliations.  Among other provisions, the Act provided new authority for banks and created a revised framework for regulating affiliated financial services institutions.

Regulation W.  Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  In 2002, the Federal Reserve Board issued Regulation W, which became effective in 2003.  Regulation W codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  Affiliates of a bank include, among other entities, the Bank’s holding company and companies that are under common control with the Bank.  The Company is considered to be an affiliate of the Bank.

Federal and State Legislation

From time-to-time, various types of federal and state legislation have been proposed that could result in additional regulations and restrictions on the business of the Company and the Bank.  We cannot predict whether legislation will be adopted, or if adopted, how the new laws would affect our business.  As a consequence, we are susceptible to legislation that may increase the cost of doing business.  Management believes that the effect of any current legislative proposals on the liquidity, capital resources and the results of operations of the Company and the Bank will be minimal.

It is possible that there will be regulatory proposals which, if implemented, could have a material effect upon our liquidity, capital resources, and results of operations.  In addition, the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on our results of operations.  As with other banks, the status of the financial services industry can affect the Bank.  Consolidations of institutions are expected to continue as the financial services industry seeks greater efficiencies and market share.  Bank Management believes that such consolidations may enhance the Bank’s competitive position as a community bank.

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibilty is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Scranton, Pennsylvania

March 13, 2007

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31, 2006 and 2005

	2006	2005

Assets:
Cash and due from banks	$13,732,137	$12,525,723
Interest-bearing deposits with financial institutions	68,711	68,817

Total cash and cash equivalents	13,800,848	12,594,540

Available-for-sale securities	98,841,364	95,681,654
Held-to-maturity securities	1,569,372	1,996,919
Federal Home Loan Bank Stock	3,795,100	4,628,200
Loans and leases, net (allowance for loan losses of $5,444,303 in 2006; $5,984,649 in 2005)	417,199,048	403,144,095
Loans available-for-sale (fair value $123,156 in 2006; $434,272 in 2005)	122,000	428,584
Bank premises and equipment, net	11,324,465	11,683,148
Cash surrender value of bank owned life insurance	8,177,961	7,891,898
Other assets	4,788,105	4,033,132
Accrued interest receivable	2,502,576	1,959,826
Foreclosed assets held-for-sale	197,149	18,702

Total assets	$562,317,988	$544,060,698

Liabilities:
Deposits:
Interest-bearing	$336,592,620	$309,137,554
Non-interest-bearing	73,741,975	70,361,086

Total deposits	410,334,595	379,498,640

Accrued interest payable and other liabilities	4,179,170	3,238,844
Short-term borrowings	33,656,150	28,772,997
Long-term debt	62,536,210	83,704,188

Total liabilities	510,706,125	495,214,669

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,057,433 shares in 2006; 1,854,217 shares in 2005	18,702,537	10,594,901

Retained earnings	33,874,118	39,363,461
Accumulated other comprehensive loss	(964,792)	(1,112,333)

Total shareholders’ equity	51,611,863	48,846,029

Total liabilities and shareholders’ equity	$562,317,988	$544,060,698

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest income:
Loans and leases:
Taxable	$27,681,779	$23,829,470	$21,946,920
Nontaxable	445,527	451,590	319,188
Interest-bearing deposits with financial institutions	9,166	14,440	5,919
Investment securities:
U.S. Government agency and corporations	3,738,995	3,498,419	4,362,455
States and political subdivisions (nontaxable)	590,558	539,004	481,481
Other securities	940,467	638,738	262,277
Federal funds sold	123,218	48,600	17,251

Total interest income	33,529,710	29,020,261	27,395,491

Interest expense:
Deposits	11,492,827	6,928,000	6,736,796
Securities sold under repurchase agreements	623,902	633,942	463,663
Other short-term borrowings and other	377,958	328,857	98,413
Long-term debt	3,866,422	3,830,187	3,881,263

Total interest expense	16,361,109	11,720,986	11,180,135

Net interest income	17,168,601	17,299,275	16,215,356

Provision for loan losses	325,000	830,000	2,150,000

Net interest income after provision for loan losses	16,843,601	16,469,275	14,065,356

Other income:
Service charges on deposit accounts	2,631,859	2,660,723	2,233,682
Gain (loss) on sale of:
Loans	97,848	9,937	144,834
Investment securities	1,200	4,696	9,497
Premises and equipment	(19,654)	(14,779)	(8,125)
Leased assets	15,154	(334,663)	(290,679)
Foreclosed assets held-for-sale	(3,390)	56,516	(15,256)
Fees and other service charges	1,799,121	1,768,072	2,079,324

Total other income	4,522,138	4,150,502	4,153,277

Other expenses:
Salaries and employee benefits	8,328,407	7,093,427	6,765,551
Premises and equipment	3,144,669	2,954,205	2,831,418
Advertising	540,543	621,103	430,667
Other	3,864,757	3,893,233	3,790,929

Total other expenses	15,878,376	14,561,968	13,818,565

Income before provision for income taxes	5,487,363	6,057,809	4,400,068

Provision for income taxes	1,362,080	1,466,112	1,035,594

Net income	$4,125,283	$4,591,697	$3,364,474

Per share data:
Net income—basic	$2.01	$2.26	$1.67
Net income—diluted	$2.01	$2.25	$1.67
Dividends	$0.88	$0.80	$0.80

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2003	1,828,270	$9,698,879	(5,227)	$(196,048)	$34,641,976	$(212,908)	$43,931,899
Total comprehensive income:
Net income					3,364,474		3,364,474
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						111,507	111,507
Comprehensive income							3,475,981
Reissued treasury stock through Employee Stock Purchase Plan		(8,329)	1,635	61,370			53,041
Dividends reinvested through Dividend Reinvestment Plan	10,802	366,084	3,592	134,678			500,762
Stock options exercised	500	15,500					15,500
Cash dividends declared					(1,610,423)		(1,610,423)

Balance, December 31, 2004	1,839,572	10,072,134	—	—	36,396,027	(101,401)	46,366,760
Total comprehensive income:
Net income					4,591,697		4,591,697
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(1,010,932)	(1,010,932)
Comprehensive income							3,580,765
Issuance of common stock through Employee Stock Purchase Plan	1,031	31,671					31,671
Dividends reinvested through Dividend Reinvestment Plan	13,614	491,096					491,096
Cash dividends declared					(1,624,263)		(1,624,263)

Balance, December 31, 2005	1,854,217	10,594,901	—	—	39,363,461	(1,112,333)	48,846,029
Cumulative effect adjustments*					(343,717)		(343,717)
Total comprehensive income:
Net income					4,125,283		4,125,283
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						146,624	146,624
Change in cash flow hedge intrinsic value						917	917
Comprehensive income							4,272,824
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151					48,151
Dividends reinvested through Dividend Reinvestment Plan	16,251	568,641					568,641
Stock-based compensation expense		28,744					28,744
Cash dividends declared					(1,801,361)		(1,801,361)
Stock dividend declared	185,394	7,462,100			(7,469,548)		(7,448)

Balance, December 31, 2006	2,057,433	$18,702,537	—	$—	$33,874,118	$(964,792)	$51,611,863

* See footnote No. 20, “Cumulative Effect Adjustments.”

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,125,283	$4,591,697	$3,364,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,349,990	1,493,621	1,855,695
Provision for loan losses	325,000	830,000	2,150,000
Deferred income tax benefit	(75,003)	(318,948)	(625,994)
Stock-based compensation expense	28,744	—	—
Loss from investment in limited partnership	80,000	90,000	—
Proceeds from sale of loans available-for-sale	12,573,745	2,337,108	15,640,705
Originations of loans available-for-sale	(12,169,313)	(2,179,377)	(9,015,893)
Write-down of foreclosed assets held-for-sale	—	63,569	155,448
Increase in cash surrender value of life insurance	(286,063)	(278,461)	(319,899)
Net gain on sale of loans	(97,848)	(9,937)	(144,834)
Net gain on sale of investment securities	(1,200)	(4,696)	(9,497)
Net loss (gain) on sale of foreclosed assets held-for-sale	3,390	(56,516)	15,256
Net loss on sale of leased assets	—	334,663	290,679
Net loss on disposal of equipment	19,654	14,779	8,125
Change in:
Accrued interest receivable	(542,750)	(236,976)	84,231
Other assets	(385,141)	(172,882)	214,013
Accrued interest payable and other liabilities	922,747	200,655	(168,200)

Net cash provided by operating activities	5,871,235	6,698,299	13,494,309

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	424,880	1,053,978	1,643,513
Available-for-sale securities:
Proceeds from sales	19,554,141	25,283,946	3,850,562
Proceeds from maturities, calls and principal pay-downs	24,445,735	14,121,713	31,194,737
Purchases	(46,996,118)	(24,207,221)	(13,080,552)
Net decrease (increase) FHLB stock	833,100	(59,500)	184,600
Net increase in loans and leases	(14,619,300)	(24,026,568)	(5,753,051)
Proceeds from sale of leased assets	—	1,021,403	971,841
Acquisition of bank premises and equipment	(1,722,368)	(1,660,620)	(325,908)
Proceeds from sale of foreclosed assets held-for-sale	55,890	546,956	652,851

Net cash (used in) provided by investing activities	(18,024,040)	(7,925,913)	19,338,593

Cash flows from financing activities:
Net increase (decrease) in deposits	30,835,955	13,883,305	(35,827,211)
Net increase (decrease) in short-term borrowings	4,883,153	(21,761,049)	(4,222,932)
Proceeds from issuance of long-term debt	16,000,000	15,000,000	5,000,000
Repayments of long-term debt	(37,167,978)	(2,415,000)	(5,756,846)
Proceeds from employee stock purchase plan	48,151	31,671	53,041
Exercise of stock options	—	—	15,500
Dividends paid, net of dividends reinvested	(1,232,720)	(1,133,167)	(1,109,661)
Cash payments in lieu of fractional shares on stock dividend	(7,448)	—	—

Net cash provided by (used in) financing activities	13,359,113	3,605,760	(41,848,109)

Net increase (decrease) in cash and cash equivalents	1,206,308	2,378,146	(9,015,207)

Cash and cash equivalents, beginning	12,594,540	10,216,394	19,231,601

Cash and cash equivalents, ending	$13,800,848	$12,594,540	$10,216,394

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Fidelity D & D Bancorp, Inc. and its wholly-owned subsidiary, The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company).  All significant inter-company balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company provides a variety of financial services to individuals and corporate customers in Lackawanna and Luzerne Counties, Pennsylvania.  This region has a diversified and fairly stable economy.  The Company’s primary deposit products are checking accounts, savings accounts, NOW accounts, money market deposit accounts and certificates of deposit accounts.  Its primary lending products are single-family residential loans, secured consumer loans and secured loans to businesses.  In addition to these traditional banking services, the Company also provides asset management, investment and trust services.

Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic sector in which the Company operates.  While Management uses available information to recognize losses on loans, leases and foreclosed assets, future additions to the allowance for loan losses and foreclosed assets may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed assets may change materially in the near future.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of allowance for losses on loans and foreclosed real estate, Management obtains independent appraisals for properties.

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income, over the life of the related security as an adjustment to yield using the interest method.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have any investment securities held for trading purposes during 2006, 2005 or 2004.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value.  Premiums and discounts are amortized or accreted, as a component of interest income, over the life of the related security as an adjustment to yield using the interest method.  Unrealized holding gains and losses, net of deferred income taxes, on AFS securities are reported as a separate component of shareholders’ equity, until realized.  These net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income.

FEDERAL HOME LOAN BANK STOCK

Investment in Federal Home Loan Bank stock is required for membership in the organization and is carried at cost since there is no market value available.  The Company is required to maintain an investment in the stock based upon the level of its outstanding borrowings.

LOANS

Loans that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unamortized loan fees and costs and the allowance for loan losses.  Interest on residential real estate loans is recorded on an amortized schedule.  Commercial loan interest is accrued on the principal balance on an actual day basis.  Interest on consumer loans is determined using the simple interest method.

The accrual of interest on impaired loans is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet payments as they become due.  Any payments received on impaired loans are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.

LOANS AVAILABLE-FOR-SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Unrealized gains are recognized to the extent of previous write-downs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses.  The allowance represents an amount which, in Management’s judgment, will be adequate to absorb losses on existing loans and leases that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of the loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific impaired loans.  Loans considered uncollectible are charged against the allowance.  Recoveries on loans previously charged off are added to the allowance.

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

LEASES

The Company exited the automobile leasing business during 2005.  Financing of equipment and automobiles was provided to customers under lease arrangements accounted for as direct financing leases.  Income earned is based on a constant periodic return on the net investment in the lease.

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

LOAN SERVICING AND LOAN SERVICING RIGHTS

The Company services real estate loans for investors in the secondary mortgage market, which are not included in the accompanying consolidated balance sheet.  Servicing assets are recognized as a component of other assets when rights are acquired through sale of mortgage loans.  Mortgage servicing rights (MSRs) recognition is based upon a computation of the present value of estimated future servicing income.  The computation incorporates assumptions such as the discount rate, estimated prepayment speeds to determine average lives and the earnings rate.  The cost of mortgage servicing rights is amortized into other income in proportion to, and over the period of, estimated future net servicing revenues.  Servicing fee income is recorded from fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal balance and are recorded as a component of other income when received.  The amortization of MSRs is netted against loan servicing fee income.

BANK OWNED LIFE INSURANCE

The Company is the owner and sole beneficiary of bank owned life insurance (BOLI) policies on certain employees.  The earnings from the BOLI are recognized as a component of other income.  The BOLI is an asset that can be liquidated, if necessary, with tax costs associated.  However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

FORECLOSED ASSETS HELD-FOR-SALE

Foreclosed assets held-for-sale are carried at the lower of cost or fair value less cost to sell.  Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses.  Routine holding costs are included in other operating expenses.  Write-downs for subsequent declines in value are recorded in other income as a component of gain or loss on sale of foreclosed assets held-for-sale.  Gains or losses are recorded when the properties are sold.

STOCK OPTIONS

The Company has two stock-based compensation plans, which are described more fully in Note 9.  The Company accounts for these plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.

Prior to 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Prior to 2006, no stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement SFAS No. 123, to stock-based employee compensation for each of the years ended December 31, (dollars in thousands except for per share data):

	2005	2004

Net income, as reported	$4,592	$3,364
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	—

Pro forma net income	$4,592	$3,364
Earnings per share:
Basic — as reported	$2.26	$1.67
Basic — pro forma	$2.26	$1.67

Diluted — as reported	$2.25	$1.67
Diluted — pro forma	$2.25	$1.67

The Company did not grant stock options in 2005 or 2004.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.  For the years ended December 31, 2006, 2005 and 2004, advertising costs amounted to approximately $541,000, $621,000 and $431,000, respectively.

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

Loans available-for-sale:  For loans available-for-sale, the fair value is estimated using rates currently offered for similar borrowings and are stated at the lower of cost or market.

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

Derivative financial instruments:  The carrying amount of interest rate contracts are based on proprietary models from independent third-party sources that consider size, lack of a quoted market for the instrument and the custom tailored nature of the transaction.

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

DERIVATIVE INSTRUMENTS

As part of our asset/liability management program, the Company will utilize, from time-to-time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations.  These are derivative instruments which are recorded as assets or liabilities in the consolidated balance sheets at fair value.  Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income (OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for hedge accounting treatment are designated as either: a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge).  To date, the Company has only entered into a cash flow hedge.  For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective.  The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated income statements in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item.  Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives which qualify for hedge accounting.  At inception of the hedge, the Company establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of income.  The Company excludes the time value expiration of the hedge when measuring ineffectiveness.

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.

For the years ended December 31, 2006, 2005, and 2004, the Company paid interest of $15,318,000, $11,367,000 and $11,465,000, respectively.  For the years ended December 31, 2006, 2005, and 2004, the Company paid cash for income taxes of $1,480,000, $1,800,000 and $1,200,000, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $258,000, $322,000 and $504,000 in 2006, 2005, and 2004, respectively.  Non-cash investing activities also included the transfer of $12,807,221 from loans available-for-sale to loans in 2004.  There were no transfers of loans from loans available-for-sale to loans in 2006 or 2005.  In addition, expenditures for construction in process, a component of other assets in the consolidated balance sheets,  is included in acquisition of premises and equipment.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years financial statements to conform to the current presentation.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

	2006	2005	2004

Unrealized holding gains (losses) on available-for-sale securities	$223,358	$(1,527,019)	$178,447

Less reclassification adjustment for gains realized in income	(1,200)	(4,696)	(9,497)

Net unrealized gains (losses)	222,158	(1,531,715)	168,950

Change in cash flow hedge intrinsic value	917	—	—

Subtotal	223,075	(1,531,715)	168,950

Tax effect	(75,534)	520,783	(57,443)

Net of tax amount	$147,541	$(1,010,932)	$111,507

The components of accumulated other comprehensive loss consisted of:

	2006	2005

Unrealized holding losses on available-for-sale securities	$(965,709)	$(1,112,333)

Change in cash flow hedge intrinsic value	917	—

Accumulated other comprehensive loss	$(964,792)	$(1,112,333)

2.              CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2006 and 2005 were $714,000 and $627,000, respectively.

Deposits with any one financial institution are insured up to $100,000.  From time-to-time, the Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.              INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2006 and 2005 are as follows (in thousands):

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,569	$29	$—	$1,598

Available-for-sale securities:
U.S. government agencies and corporations	$34,604	$—	$712	$33,892
Obligations of states and political subdivisions	12,560	49	33	12,576
Corporate bonds	10,530	52	11	10,571
Mortgage-backed securities	42,332	1	1,002	41,331

Total debt securities	100,026	102	1,758	98,370

Equity securities	279	192	—	471

Total available-for-sale securities	$100,305	$294	$1,758	$98,841

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,997	$49	$—	$2,046

Available-for-sale securities:
U.S. government agencies and corporations	$32,000	$—	$874	$31,126
Obligations of states and political subdivisions	13,393	71	62	13,402
Corporate bonds	10,019	64	—	10,083
Mortgage-backed securities	41,676	1	1,059	40,618

Total debt securities	97,088	136	1,995	95,229

Equity securities	279	174	—	453

Total available-for-sale securities	$97,367	$310	$1,995	$95,682

Most of the Company’s debt and equity securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, Federal Home Loan Bank of Pittsburgh (FHLB) borrowings, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.  U.S. government securities pledged on repurchase agreements are under the Company’s control.

The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturity are shown below (in thousands):

	Amortized cost	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,569	$1,598

Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	6,997	6,879
Due after five years through ten years	20,653	20,333
Due after ten years	30,044	29,827

Total debt securities	57,694	57,039

Mortgage-backed securities	42,332	41,331

Total available-for-sale debt securities	$100,026	$98,370

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

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2006:

U.S. government agencies and corporations	$12,421	$183	$21,471	$529	$33,892	$712
Obligations of states and political subdivisions	4,820	30	203	3	5,023	33
Mortgage-backed securities	6,839	45	34,435	957	41,274	1,002
Corporate bonds	3,514	11	—	—	3,514	11

Subtotal, debt securities	27,594	269	56,109	1,489	83,703	1,758

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$27,594	$269	$56,109	$1,489	$83,703	$1,758

December 31, 2005:

U.S. government agencies and corporations	$5,835	$164	$25,290	$710	$31,125	$874
Obligations of states and political subdivisions	6,736	62	—	—	6,736	62
Mortgage-backed securities	23,312	457	17,227	602	40,539	1,059
Corporate bonds	—	—	—	—	—	—

Subtotal, debt securities	35,883	683	42,517	1,312	78,400	1,995

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$35,883	$683	$42,517	$1,312	$78,400	$1,995

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

At December 31, 2006 the debt securities with unrealized losses have depreciated 2.1% from the Company’s amortized cost basis.  The U.S. government or its agencies guarantee most of these securities.  In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  Management believes the decline in market values is attributable to changes in interest rates and not credit quality, and since most of the deterioration of the AFS debt portfolio is from investments that are guaranteed by the U.S. government or one of its agencies and the Company has the ability and intent to hold those securities until a recovery of fair value, which may be maturity, Management does not consider those securities to be other-than-temporarily impaired at December 31, 2006.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2006	2005	2004

Gross realized gain	$71,201	$127,414	$19,978
Gross realized loss	70,001	122,718	10,481
Net gain	$1,200	$4,696	$9,497

4.     LOANS AND LEASES

The major classifications of loans and leases at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Commercial and commercial real estate	$218,213,216	$216,288,597
Residential real estate	112,742,692	103,920,613
Consumer	77,729,520	74,070,328
Real estate construction	13,369,712	14,198,858
Direct financing leases	588,211	650,348

Total	422,643,351	409,128,744

Less:
Allowance for loan losses	5,444,303	5,984,649

Loans and leases, net	$417,199,048	$403,144,095

Net deferred loan costs of $617,709 and $605,079 have been added to the carrying value of loans at December 31, 2006 and 2005, respectively.

Information related to impaired and past due loans as of December 31 is as follows:

	2006	2005
At December 31:
Accruing loans that are contractually past due 90 days or more as to principal or interest	$80,603	$196,928
Non-accrual loans	3,357,718	9,452,788
Amount of impaired loans that have a specific allowance	1,393,660	10,625,662
Amount of impaired loans with no specific allowance	1,964,058	2,889,259
Allowance for impaired loans	278,153	1,396,446

During the year ended December 31:
Average investment in impaired loans	7,081,203	10,309,967
Interest income recognized on impaired loans (cash basis)	278,570	241,325

Information related to the changes in the allowance for loan losses as of December 31 is as follows:

	2006	2005	2004

Balance, beginning	$5,984,649	$5,987,798	$4,996,966
Recoveries	189,668	560,496	447,772
Provision for loan losses	325,000	830,000	2,150,000
Losses charged to allowance	(1,055,014)	(1,393,645)	(1,606,940)

Balance, ending	$5,444,303	$5,984,649	$5,987,798

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheet.  The approximate amount of mortgages serviced amounted to $53,112,000 at December 31, 2006 and $47,835,000 at December 31, 2005.  MSRs were approximately $328,000 at December 31, 2006 and $309,000 at December 31, 2005 and are included in other assets.

The Company recognized servicing gains from the sales of mortgage loans of $13,189 in 2006, $12,141 in 2005 and $144,246, in 2004.  Amortization of MSRs was $73,987 in 2006, $93,351 in 2005 and $101,389 in 2004.

5.              BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Land	$2,072,048	$2,072,048
Bank premises	7,492,231	7,492,231
Furniture, fixtures and equipment	8,148,040	7,684,298
Leasehold improvements	3,021,602	3,030,139

Total	20,733,921	20,278,716

Less accumulated depreciation and amortization	9,409,456	8,595,568

Bank premises and equipment, net	$11,324,465	$11,683,148

Depreciation expense, which includes amortization of leasehold improvements, was $1,191,421, $1,189,460 and $1,198,863 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  Rental expense was $427,571 for 2006, $379,858 for 2005 and $386,980 for 2004.  The future minimum rental payments at December 31, 2006 under these leases are as follows:

Year ending December 31	Amount

2007	$390,689
2008	368,834
2009	343,241
2010	340,812
2011	342,479
2012 and thereafter	4,612,236

Total	$6,398,291

During 2007, the Company will complete the construction and relocation of one branch office.  As of December 31, 2006 approximately $1,200,000 of additional capital expenditures representing outstanding construction commitments, design, and equipment will be incurred before the entire cost of the project will be reclassified from construction in process, a component of other assets on the consolidated balance sheets, to bank premises and equipment.

6.              DEPOSITS

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

2007	$126,757,174	82.4%
2008	9,761,878	6.3
2009	7,847,734	5.1
2010	7,659,301	5.0
2011	1,532,881	1.0
Thereafter	251,888	0.2

	$153,810,856	100.0%

Time deposits of $100,000 or more aggregated $63,020,000 and $76,258,000 at December 31, 2006 and 2005, respectively.

Investment securities with a fair value of $40,000,000 and letters of credit with a notional amount of $24,000,000 as of December 31, 2006 were pledged as collateral to secure public deposits and trust funds.

7.              SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31, 2006, 2005 and 2004:

	2006	2005	2004

Securities sold under repurchase agreements	$22,224,445	$26,912,700	$40,684,343
Demand note, U.S. Treasury	1,036,705	1,091,297	1,089,703
Overnight borrowings	10,395,000	769,000	8,760,000

Total	$33,656,150	$28,772,997	$50,534,046

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Maximum outstanding at any month end	Average outstanding	Weighted- average rate during the year	Rate at year end

2006

Overnight borrowings	$13,308,000	$6,110,115	5.21%	5.36%
Securities sold under repurchase agreements	24,917,518	23,390,881	2.67%	2.80%
Demand note, U.S. Treasury	1,081,822	500,907	6.11%	5.06%

Total	$39,307,340	$30,001,903

2005

Overnight borrowings	$15,850,000	$8,002,896	3.59%	4.22%
Securities sold under repurchase agreements	56,137,013	35,105,825	1.81%	1.89%
Demand note, U.S. Treasury	1,091,297	685,572	3.35%	3.96%

Total	$73,078,310	$43,794,293

2004

Overnight borrowings	$17,997,400	$4,931,714	1.50%	2.21%
Securities sold under repurchase agreements	44,194,836	41,695,108	1.11%	1.23%
Demand note, U.S. Treasury	1,089,703	750,719	1.14%	1.88%

Total	$63,281,939	$47,377,541

Overnight borrowings include both Fed funds purchased with correspondent banks and open repurchase agreements with the FHLB.  Securities sold under agreements to repurchase (repurchase agreements) are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $25,000,000, $27,000,000 and $40,000,000 at December 31, 2006, 2005 and 2004, respectively.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The demand note, U. S. Treasury is generally repaid within 1 to 90 days.

At December 31, 2006, the Company had approximately $103,558,000 available to borrow from the FHLB, $27,300,000 from correspondent banks and approximately $6,846,000 that it could borrow at the Discount Window from the Federal Reserve Bank of Philadelphia.  There were no borrowings from the Federal Reserve Bank Discount Window at December 31, 2006, 2005 or 2004.

8.              LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 2.98% to 6.14% at December 31, 2006.  These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, certain residential mortgages and other real estate collateralized loans with a combined fair value of $211,000,000 at December 31, 2006.

At December 31, 2006, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2007	$8,827,534	4.76%
2008	708,676	2.98
2010	32,000,000	5.50
2013	5,000,000	3.61
2016	16,000,000	5.26

Total	$62,536,210	5.15%

Rates on $53,000,000 of convertible select FHLB advances are fixed but may adjust quarterly, should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties attached to the borrowings is a deterrent from paying off the high cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the FHLB rate will convert to floating and the Bank has the option, at that time, to repay or to renegotiate the converted advance.  As of December 31, 2006 the weighted-average interest rate on these convertible select advances was 5.25% with maturities ranging from 2010 to 2016.

9.              STOCK PLANS

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

On January 1, 2006, the Company implemented the provisions of SFAS 123R using the Modified Prospective Application transition method (the MPA).  The MPA requires the Company to apply the provisions of SFAS 123R to: (a) new awards granted after its adoption; (b) any awards that were granted after the first fiscal year beginning after December 15, 1994 that have not vested by the date the Company adopts SFAS 123R; and (c) any outstanding liability awards.  Under the MPA, the Company is not required to adjust prior years’ financial statements.  In addition, as of December 31, 2005, all of the Company’s stock option awards granted prior to that date were fully vested and therefore the Company is not required to apply the provisions of SFAS 123R to these previously granted share-based awards.  Therefore, the following discussion will be most applicable to share-based awards issued during 2006.

The Company has two stock-based compensation plans (the stock option plans).  The stock option plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees.  The Company believes that these stock option plans better align the interest of its directors, key officers and employees with the interest of its shareholders.  The Company further believes that the granting of share-based awards, under the provisions of the stock option plans, is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and certain employees.

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant.  No stock options were awarded during 2006 or for each of the years ended December 31, 2005 and 2004 due to the directors’ voluntary election to forego the award.  At December 31, 2006, there were 14,850 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  During 2006, 2,200 stock options were issued under the 2000 Stock Incentive plan.  No stock options were awarded for each of the years ended December 31, 2005 and 2004.  As of December 31, 2006, there were 5,830 unexercised stock options outstanding under this plan.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges.  As such, the estimated fair value of options awarded under its stock option plans is determined, on the date of grant, using the Black-Scholes Option Pricing Valuation Model (the model).  For the options granted in 2006, the model incorporated the assumptions noted in the following table:

Expected volatility	16.00%
Expected dividend	2.41%
Risk-free interest rate	4.35%
Expected term	5.25	years

The expected volatility was determined based on the daily five-year historical volatility of the Company’s stock.  Management believes the five-year historical volatility measurement closely resembles the fluctuation of its stock value under most economic conditions and cycles.  Because of the relatively short vesting period, the model assumes that all options granted will fully vest.  The risk-free rate is for the period within the expected term of the options based on the U.S. Treasury yield curve.  The Company used the simplified method to determine the term in which options are expected to be outstanding.

A summary of the status of the Company’s stock option plans as of December 31, 2006, December 31, 2005 and December 31, 2004 and changes during the periods is presented in the following table:

	Options	Weighted- average exercise price *	Weighted- average remaining contractual terms (yrs)	Aggregate intrinsic value

Outstanding and exercisable, December 31, 2003	27,170	$32.17	6.7
Granted	—	—
Exercised	(550)	28.18
Forfeited	(6,050)	32.13

Outstanding and exercisable, December 31, 2004	20,570	32.29	5.7
Granted	—	—
Exercised	—	—
Forfeited	(440)	34.09

Outstanding and exercisable, December 31, 2005	20,130	32.25	4.7
Granted	2,200	36.59
Exercised	—
Forfeited	(1,650)	33.07

Outstanding and exercisable, December 31, 2006	20,680	$32.64	4.3	$27,931

* Includes options with exercise prices ranging from $28.18 to $36.59.

No options have been granted under the 2000 Independent Directors Stock Option Plan since 2002 and all options previously granted and outstanding are fully vested.  As of December 31, 2006, no options have been exercised under the provisions of the 2000 Independent Directors Stock Option Plan.

Under the 2000 Stock Incentive Plan, the grant-date fair value of the options granted in 2006 was determined to be $6.21 per share.  Approximately $13,700 of stock-based compensation expense was recorded during 2006 and is included as a component of salaries and employee benefits in the consolidated income statement.  Since the plan is a qualified option plan under the Internal Revenue Code (IRC), a tax benefit is ordinarily not recorded unless there is a disqualifying disposition.  A disqualifying disposition occurs if the employee does not hold the shares for a minimum holding period that is required by the IRC.  During 2006, there was no disqualify disposition and no tax benefit was recorded with respect to the stock-based compensation expense recorded under this plan.

No options were exercised during the periods presented.  Since the Company adopted SFAS 123R on January 1, 2006, under the MPA, the comparable data for the previous periods is not required to be reported.  As of December 31, 2006, all options issued under the plan were fully vested and therefore, there is no unrecognized compensation expense related to non-vested share-based compensation agreements under the plan as of that date.

In addition to the two stock option plans, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based at the fair market value of the Company’s capital stock on either the commencement date or termination date.  At December 31, 2006, 6,051 shares have been issued under the plan.  The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP Plan on the date the shares are purchased.  For the year ended December 31, 2006, compensation expense related to the ESPP approximated $15,000 and is included as a component of salaries and employee benefits in the consolidated income statement.  For the year ended December 31, 2007, the Company expects to issue approximately 2,300 shares and recognize compensation expense of $7,000 under the ESPP.

Also, as of December 31, 2006, the Company has reserved 110,000 shares of its un-issued capital stock for issuance under a dividend reinvestment plan (the DRP).  Shares issued under the DRP are valued at fair value as of the dividend payment date.  At December 31, 2006, 42,421 shares are available for future issuance.

10.       INCOME TAXES

The following temporary differences gave rise to the deferred tax asset (liability) at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,851,063	$2,034,781
Unrealized losses on available-for-sale securities	497,486	573,020
Deferred interest from non-accrual loans	163,593	—
Deferred compensation	43,702	60,013
Retirement settlement reserve	46,918	55,419
Other	87,755	16,488

Total	2,690,517	2,739,721

Deferred tax liabilities:
Depreciation	(328,321)	(442,985)
Loan fees and costs	(396,355)	(395,624)
Other	(105,853)	(217,660)

Total	(830,529)	(1,056,269)

Deferred tax asset, net	$1,859,988	$1,683,452

The provision for income taxes for the years ended December 31 are as follows:

	2006	2005	2004

Current	$1,437,083	$1,785,060	$1,661,588
Deferred	(75,003)	(318,948)	(625,994)

Total provision	$1,362,080	$1,466,112	$1,035,594

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2006	2005	2004

Expected provision at the statutory rate	$1,865,703	$2,059,655	$1,496,023
Tax-exempt income	(376,906)	(353,559)	(297,236)
Nondeductible interest expense	54,670	43,296	29,748
Bank owned life insurance	(97,261)	(94,677)	(108,766)
Nondeductible other expenses and other, net	33,575	(68,489)	33,977
Low income housing tax credits	(117,701)	(120,114)	(118,152)

Actual provision for income taxes	$1,362,080	$1,466,112	$1,035,594

11.       RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan were $241,913 in 2006, $214,184 in 2005 and $196,749 in 2004.

12.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of December 31 (in thousands):

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets:
Cash and cash equivalents	$13,801	$13,801	$12,595	$12,595
Held-to-maturity securities	1,569	1,598	1,997	2,046
Available-for-sale securities	98,841	98,841	95,682	95,682
FHLB Stock	3,795	3,795	4,628	4,628
Loans and leases	417,199	410,412	403,144	397,412
Loans available-for-sale	122	123	429	434
Accrued interest	2,503	2,503	1,960	1,960

Financial liabilities:
Deposit liabilities	410,335	408,903	379,499	377,253
Short-term borrowings	33,656	33,658	28,773	28,770
Long-term debt	62,536	63,663	83,704	85,517
Accrued interest	2,382	2,382	1,339	1,339

On-balance sheet derivative instrument:
Cash flow hedge	225	225	—	—

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to interest rate risk.  Interest rate risk includes the possibility that the Company’s net interest income will be adversely affected as a result of changes in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate floors.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

A summary of the notional amounts of the Company’s financial instruments with off balance-sheet risk at December 31, 2006 follows:

Notional amount
Commitments to extend credit	$71,277,000
Standby letters of credit	5,535,000
Cash flow hedge	20,000,000

Commitments to Extend Credit and Standby Letters of Credit

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

The following table summarizes outstanding financial letters of credit as of December 31, 2006 (in thousands):

	Less than	One to five	Over five
	one year	years	years	Total
Secured by:
Collateral	$1,661	$5	$2,718	$4,384
Guarantees	45	—	—	45
Bank lines of credit	1,028	19	—	1,047

	2,734	24	2,718	5,476

Unsecured	20	39	—	59

Total	$2,754	$63	$2,718	$5,535

The Company has not incurred any losses on its commitments in 2006, 2005 or 2004.

Interest Rate Floors, Caps and Swaps

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $900, is recorded as a component of OCI in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $22,700, is recorded in the consolidated statement of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of December 31, 2006.  As of December 31, 2006, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  As of December 31, 2006, the fair value of the derivative contract approximated $225,000 and is a component of other assets in the consolidated balance sheet.

The use of derivative instruments exposes the Company to credit risk in the event of non-performance by the agreement’s counterparty to the derivative instrument.  In the event of default by the counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement.  The Company controls the credit risk associated with the derivative instrument by dealing only with counterparties with high credit ratings, establishing counterparty exposure limits and monitoring procedures.

As of December 31, 2006 and 2005, the notional amount and estimated fair values of the Company’s financial instruments with off-balance sheet risk were as follows (in thousands):

	2006		2005
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance sheet financial instruments:
Commitments to extend credit	$71,277	$71,277	$67,958	$67,958
Standby letters of credit	5,535	5,535	4,508	4,508
Cash flow hedge	20,000	225	—	—

13.       EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under this method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  Pursuant to the guidance of SFAS No. 128, Earnings Per Share, proceeds include: proceeds from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized; and any “windfall” tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity).  For a further discussion on the Company’s stock plans, see note 9, above.

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2006, 2005 and 2004.  The number of shares and per-share data has been adjusted, for all periods, to reflect a 10% stock dividend paid on February 15, 2006:

	2006	2005	2004

Basic EPS:

Net income available to common shareholders	$4,125,283	$4,591,697	$3,364,474

Weighted-average common shares outstanding	2,047,975	2,031,211	2,013,798

Basic EPS	$2.01	$2.26	$1.67

Diluted EPS:

Net income available to common shareholders	$4,125,283	$4,591,697	$3,364,474

Weighted-average common shares outstanding	2,047,975	2,031,211	2,013,798
Diluted potential common shares	1,172	2,924	320
Weighted-average common shares and dilutive potential shares outstanding	2,049,147	2,034,135	2,014,118

Diluted EPS	$2.01	$2.25	$1.67

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2006 or 2005.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$57,777,905	14.0%	≥$32,913,690	≥8.0%	N/A	N/A
Bank	$57,476,581	14.0%	≥$32,908,004	≥8.0%	$41,135,005	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$52,544,818	12.8%	≥$16,456,845	≥4.0%	N/A	N/A
Bank	$52,322,924	12.7%	≥$16,454,002	≥4.0%	$24,681,003	≥6.0%

Tier I capital (to average assets)
Consolidated	$52,544,818	9.3%	≥$22,533,961	≥4.0%	N/A	N/A
Bank	$52,322,924	9.3%	≥$22,518,803	≥4.0%	$28,148,504	≥5.0%

As of December 31, 2005:
Total capital (to risk-weighted assets)
Consolidated	$55,221,942	13.3%	≥$33,322,328	≥8.0%	N/A	N/A
Bank	$54,917,536	13.2%	≥$33,323,150	≥8.0%	$41,653,937	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$49,927,475	12.0%	≥$16,661,164	≥4.0%	N/A	N/A
Bank	$49,695,324	11.9%	≥$16,661,575	≥4.0%	$24,992,362	≥6.0%

Tier I capital (to average assets)
Consolidated	$49,927,475	9.3%	≥$21,577,465	≥4.0%	N/A	N/A
Bank	$49,695,324	9.2%	≥$21,564,247	≥4.0%	$26,955,308	≥5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $43,557,000 at December 31, 2006.  However, such dividends are limited due to the capital requirements discussed above.

15.       RELATED PARTY TRANSACTIONS

During the ordinary course of business, loans are made to executive officers, directors, greater than 5% shareholders and associates of such persons.  These transactions are executed on substantially the same terms and at the rates prevailing at the time for comparable transactions with others.  These loans do not involve more than the normal risk of collectibility or present other unfavorable features.  A summary of loan activity with officers, directors, associates of such persons and shareholders who own more than 5% of the Company’s outstanding shares is as follows:

	2006	2005	2004

Balance, beginning	$9,165,554	$9,243,286	$10,125,429
Adjustments for loans to individuals no longer officers, directors, associates or greater than 5% shareholders	—	(1,100)	(473,612)
Loans sold/participated	—	—	(260,000)
Additions	1,600,137	1,560,469	1,183,788
Collections	(1,736,818)	(1,637,101)	(1,332,319)

Balance, ending	$9,028,873	$9,165,554	$9,243,286

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2006	2005	2004

Number of persons	2	2	2

Balance, beginning	$7,446,933	$7,890,075	$9,386,280
Additions	2,312,295	334,734	480,580
Collections	(1,203,870)	(777,876)	(748,322)
Prior loan balances no longer exceeding threshold	(1,206,191)	—	(1,228,463)

Balance, ending	$7,349,167	$7,446,933	$7,890,075

As of December 31, 2006, 2005 and 2004, deposits from executive officers, directors and associates of such persons approximated $7,876,000, $5,405,000 and $5,818,000, respectively.

16.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

2006	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$7,893	$8,371	$8,595	$8,671	$33,530
Interest expense	(3,663)	(4,106)	(4,281)	(4,311)	(16,361)

Net interest income	4,230	4,265	4,314	4,360	17,169
Provision for loan losses	(75)	(175)	(75)	—	(325)
Gain on sale of investment securities	—	—	—	1	1
Other income	1,129	1,084	1,136	1,172	4,521
Other expenses	(3,923)	(3,948)	(3,996)	(4,012)	(15,879)

Income before income taxes	1,361	1,226	1,379	1,521	5,487
Provision for income taxes	(329)	(288)	(349)	(396)	(1,362)

Net income	$1,032	$938	$1,030	$1,125	$4,125

Net income per share	$0.51	$0.45	$0.51	$0.54	$2.01

2005	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$6,974	$7,103	$7,324	$7,619	$29,020
Interest expense	(2,698)	(2,785)	(2,962)	(3,276)	(11,721)

Net interest income	4,276	4,318	4,362	4,343	17,299
Provision for loan losses	(80)	(300)	(300)	(150)	(830)
Gain on sale of investment securities	—	3	—	2	5
Other income	747	1,123	1,228	1,047	4,145
Other expenses	(3,565)	(3,611)	(3,591)	(3,794)	(14,561)

Income before income taxes	1,378	1,533	1,699	1,448	6,058
Provision for income taxes	(358)	(397)	(405)	(306)	(1,466)

Net income	$1,020	$1,136	$1,294	$1,142	$4,592

Net income per share	$0.50	$0.56	$0.64	$0.56	$2.26

2004	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$6,963	$6,813	$6,738	$6,881	$27,395
Interest expense	(3,030)	(2,722)	(2,720)	(2,708)	(11,180)

Net interest income	3,933	4,091	4,018	4,173	16,215
Provision for loan losses	(850)	(400)	(450)	(450)	(2,150)
Gain on sale of investment securities	9	—	—	—	9
Other income	934	1,070	1,149	991	4,144
Other expenses	(3,272)	(3,538)	(3,658)	(3,350)	(13,818)

Income before income taxes	754	1,223	1,059	1,364	4,400
Provision for income taxes	(129)	(302)	(245)	(360)	(1,036)

Net income	$625	$921	$814	$1,004	$3,364

Net income per share	$0.31	$0.45	$0.41	$0.50	$1.67

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

18.       RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155).  SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140 (SFAS 156).  SFAS 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value.  This statement is effective for fiscal years beginning after September 15, 2006.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for the year ended December 31, 2007.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

19.       PARENT COMPANY ONLY

The following is condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

Condensed Balance Sheets

	December 31,
	2006	2005

Assets:
Cash	$17	$8
Investment in subsidiary	51,275	48,508
Securities available-for-sale	447	433

Total	$51,739	$48,949

Liabilities and shareholders’ equity:
Liabilities	$127	$103
Shareholders’ equity	51,612	48,846

Total	$51,739	$48,949

Condensed Income Statements

	Years ended December 31,
	2006	2005	2004

Income:
Equity in undistributed earnings of subsidiary	$2,972	$3,504	$2,311
Dividends from subsidiary	1,253	1,167	1,156
Other income	14	12	13

Total income	4,239	4,683	3,480

Operating expenses	163	136	168

Income before income taxes	4,076	4,547	3,312

Credit for income taxes	49	45	52

Net income	$4,125	$4,592	$3,364

Condensed Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$4,125	$4,592	$3,364
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(4,225)	(4,671)	(3,467)
Stock-based compensation expense	29	—	—
Deferred income taxes	—	—	2
Changes in other assets and liabilities, net	19	16	(11)

Net cash used in operating activities	(52)	(63)	(112)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,253	1,167	1,156

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,240)	(1,133)	(1,110)
Exercise of stock options	—	—	16
Withholdings to purchase capital stock	48	32	53

Net cash used in financing activities	(1,192)	(1,101)	(1,041)

Net increase in cash	9	3	3

Cash, beginning	8	5	2

Cash, ending	$17	$8	$5

20.       CUMULATIVE EFFECT ADJUSTMENTS

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet.  The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  Prior to the Company’s application of the guidance in SAB 108, the Company used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statements misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and the iron curtain methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method.  The following table summarizes the effects of applying the guidance in SAB 108:

	Period in which misstatement originated (1)
	Cumulative prior to January 1,	December 31,	December 31,	Adjustment recorded as of January 1,
	2004	2004	2005	2006
Impact on:
Other assets(2)	$440,347	$73,240	$(12,002)	$501,585
Other liabilities(3)	7,055	4,703	7,441	19,199
Deferred income tax(4)	(152,117)	(26,501)	1,551	(177,067)
Impact on net income(5)	$295,285	$51,442	$(3,010)
Retained earnings(6)				$343,717

(1)             The Company previously quantified these misstatements under the roll-over method and concluded that they were immaterial both individually and in the aggregate.

(2)             Beginning in 1999, the Company began accounting for its investment in limited partnerships under the cost method.  In 2006, Management decided that the Company should apply the provisions of the equity method for accounting for its investment in limited partnerships.  As a result of applying the provisions of the equity method, losses from investment in limited partnerships, a component of other expenses on the consolidated statement of income, was understated by $440,000 (cumulatively) in years prior to 2004, by $73,000 in 2004 and overstated by $12,000 in 2005.  The Company recorded a $502,000 decrease in its investment in limited partnerships, a component of other assets in the consolidated balance sheet, with a corresponding reduction in retained earnings upon changing to the equity method of accounting for investments in limited partnerships.

(3)             Beginning in 2002, the Company was not recognizing rent expense on a long-term facility lease using the straight-line method as required by generally accepted accounting principles.  As a result, rent expense, a component of premises and equipment on the consolidated statement of income, was understated by $7,000 (cumulatively) in years prior to 2004, by $5,000 in 2004 and $7,000 in 2005.  The Company recorded a $19,000 increase in accrued rent, a component of other liabilities in the consolidated balance sheet, with a corresponding reduction in retained earnings to correct this misstatement.

(4)             As a result of the misstatements described above, the provision for income taxes was overstated by $152,000 (cumulatively) in years prior to 2004, by $27,000 in 2004 and understated by $2,000 in 2005.  The Company recorded an increase in its deferred income tax assets, a component of other assets in the consolidated balance sheet, in the amount of $177,000 with a corresponding increase in retained earnings to correct these misstatements.

(5)             Represents the net overstatement (understatement) of net income for the indicated periods resulting from these misstatements.

(6)             Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

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

Item 9B:                   OTHER INFORMATION

None.

PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Items 401 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11:  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2007 definitive Proxy Statement.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2007 definitive Proxy Statement.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data” and is incorporated by reference herein to the information presented in the Company’s 2007 definitive Proxy Statement.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2007 definitive Proxy Statement.

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

*10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.  Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant.  Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4/A, filed with the SEC on November 3, 1999 and as amended on April 6, 2000.

*10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank.  Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No. 333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended on October 11, 2000.

*10.4 Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s    Registration Statement No. 333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001 and by Post-Effective Amendment No. 2 on July 7, 2005.

*10.5 Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.6 Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.7 Registrant’s 2002 Employee Stock Purchase Plan.  Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.

*10.8 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated June 21, 2004.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

*10.9 Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

*10.10 Change of Control and Severance Agreement between James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated September 19, 2005.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2005.

*10.11 Amendment and Termination of the Deferred Compensation Agreement with Joseph J. Earyes, Daniel Santaniello, Registrant and The Fidelity Deposit and Discount Bank, dated November 1, 2005.  Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2005.

*10.12 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

*10.13 Change of Control Agreements with Daniel J. Santaniello, Salvatore R. DeFrancesco, James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

11 Statement regarding computation of earnings per share.  Included herein in Note 13 “Earnings per Share,” contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2006 Annual Report to Shareholders filed with the SEC on Form ARS.

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

(c)                                  Not applicable.

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D & D BANCORP, INC.
(Registrant)

	By:	/s/ STEVEN C. ACKMANN
Date: March 13, 2007		Steven C. Ackmann,
President and Chief Executive Officer

	By:	/s/ SALVATORE R. DEFRANCESCO, JR.
Date: March 13, 2007		Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ STEVEN C. ACKMANN	March 13, 2007
Steven C. Ackmann, President and
Chief Executive Officer

By:	/s/ SALVATORE R. DEFRANCESCO, JR.	March 13, 2007
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ SAMUEL C. CALI	March 13, 2007
Samuel C. Cali, Chairman Emeritus
and Director

By:	/s/ PATRICK J. DEMPSEY	March 13, 2007
Patrick J. Dempsey, Chairman
of the Board of Directors and Director

By:	/s/ PAUL A. BARRETT	March 13, 2007
Paul A. Barrett, Secretary and Director

By:	/s/ JOHN T. COGNETTI	March 13, 2007
John T. Cognetti, Assistant Secretary
and Director

By:	/s/ MICHAEL J. MCDONALD	March 13, 2007
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ DAVID L. TRESSLER	March 13, 2007
David L. Tressler, Director

By:	/s/ MARY E. MCDONALD	March 13, 2007
Mary E. McDonald, Director

By:	/s/ BRIAN J. CALI	March 13, 2007
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

*

10.4 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1/A, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001 and by Post-Effective Amendment No. 2 on July 7, 2005.

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

Page

10.13 Change of Control Agreements with Daniel J. Santaniello, Salvatore R. DeFrancesco, James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	63

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	13

13 Annual Report to Shareholders. Incorporated by reference to the 2006 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	78

23 Consent of Independent Registered Public Accounting Firm.	79

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	80

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	81

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	82

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	83

*  Incorporated by Reference