Form 10-Q
period 2007-03-31
FIDELITY D & D BANCORP INC
filed 2007-05-03
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐ YES    ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 30, 2007, the latest practicable date, was 2,063,357 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2007

PART I — Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets:
Cash and due from banks	$14,339,563	$13,732,137
Interest-bearing deposits with financial institutions	96,175	68,711
Total cash and cash equivalents	14,435,738	13,800,848
Available-for-sale securities	99,921,920	98,841,364
Held-to-maturity securities	1,369,657	1,569,372
Federal Home Loan Bank Stock	3,598,600	3,795,100
Loans and leases, net (allowance for loan losses of $5,359,758 in 2007 and $5,444,303 in 2006)	417,225,015	417,199,048
Loans available-for-sale (fair value $371,990 in 2007; $123,156 in 2006)	370,750	122,000
Bank premises and equipment, net	10,941,355	11,324,465
Cash surrender value of bank owned life insurance	8,254,777	8,177,961
Other assets	5,609,660	4,788,105
Accrued interest receivable	2,614,412	2,502,576
Foreclosed assets held for sale	284,058	197,149
Total assets	$564,625,942	$562,317,988

Liabilities:
Deposits:
Interest-bearing	$342,443,261	$336,592,620
Non-interest-bearing	71,623,735	73,741,975
Total deposits	414,066,996	410,334,595

Accrued interest payable and other liabilities	3,985,911	4,179,170
Short-term borrowings	31,607,966	33,656,150
Long-term debt	62,331,630	62,536,210
Total liabilities	511,992,503	510,706,125

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,063,357 shares in 2007 and 2,057,433 shares in 2006	18,914,490	18,702,537
Retained earnings	34,465,335	33,874,118
Accumulated other comprehensive loss	(746,386)	(964,792)
Total shareholders’ equity	52,633,439	51,611,863
Total liabilities and shareholders’ equity	$564,625,942	$562,317,988

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest income:
Loans and leases:
Taxable	$7,175,029	$6,498,618
Nontaxable	109,517	132,158
Interest-bearing deposits with financial institutions	2,792	2,537
Investment securities:
U.S. government agency and corporations	919,288	885,182
States and political subdivisions (nontaxable)	124,839	141,044
Other securities	245,899	198,410
Federal funds sold	54,452	35,488
Total interest income	8,631,816	7,893,437
Interest expense:
Deposits	3,334,023	2,396,906
Securities sold under repurchase agreements	115,457	135,449
Other short-term borrowings and other	73,073	61,962
Long-term debt	805,073	1,068,811
Total interest expense	4,327,626	3,663,128
Net interest income	4,304,190	4,230,309
Provision for loan losses	—	75,000
Net interest income after provision for loan losses	4,304,190	4,155,309
Other income:
Service charges on deposit accounts	632,317	631,727
Gain (loss) on sale of:
Loans	36,725	14,985
Investment securities	—	(168)
Premises and equipment	96,557	1,560
Leased assets	—	15,054
Foreclosed assets held for sale	15,128	405
Fees and other service charges	432,936	465,262
Total other income	1,213,663	1,128,825
Other expenses:
Salaries and employee benefits	2,134,977	2,006,814
Premises and equipment	805,825	800,851
Advertising	159,005	128,373
Other	1,013,236	986,712
Total other expenses	4,113,043	3,922,750
Income before provision for income taxes	1,404,810	1,361,384
Provision for income taxes	360,459	329,753
Net income	$1,044,351	$1,031,631
Per share data:
Net income - basic	$0.51	$0.51
Net income - diluted	$0.51	$0.50
Dividends	$0.22	$0.22

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2007 and 2006

				Accumulated other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2005 (audited)	1,854,217	$10,594,901	$39,363,461	$(1,112,333)	$48,846,029
Cumulative effect of change in accounting principle, net of tax			(343,717)		(343,717)
Total comprehensive income:
Net income			1,031,631		1,031,631
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(698,263)	(698,263)
Comprehensive income					333,368
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend Reinvestment Plan	3,620	141,180			141,180
Stock-based compensation expense		21,913			21,913
Cash dividends declared			(449,060)		(449,060)
Stock dividend declared	185,394	7,462,100	(7,469,548)		(7,448)
Balance, March 31, 2006 (unaudited)	2,044,802	$18,268,245	$32,132,767	$(1,810,596)	$48,590,416

Balance, December 31, 2006 (audited)	2,057,433	$18,702,537	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income			1,044,351		1,044,351
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				159,150	159,150
Change in cash flow hedge intrinsic value				59,256	59,256
Comprehensive income					1,262,757
Issuance of common stock through Employee Stock Purchase Plan	2,266	67,820			67,820
Dividends reinvested through Dividend Reinvestment Plan	3,658	137,175			137,175
Stock-based compensation expense		6,958			6,958
Cash dividends declared			(453,134)		(453,134)
Balance, March 31, 2007 (unaudited)	2,063,357	$18,914,490	$34,465,335	$(746,386)	$52,633,439

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$1,044,351	$1,031,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	294,105	340,178
Provision for loan losses	—	75,000
Deferred income tax (benefit) expense	(63,692)	91,443
Stock-based compensation expense	6,958	21,913
Loss from investment in limited partnership	20,100	22,500
Proceeds from sale of loans available-for-sale	3,998,013	1,777,954
Originations of loans available-for-sale	(4,210,038)	(2,287,637)
Increase in cash surrender value of life insurance	(76,816)	(70,409)
Net gain on sale of loans	(36,725)	(14,985)
Net loss on sale of investment securities	—	168
Net gain on sale of foreclosed assets held-for-sale	(15,128)	(405)
Net gain on disposal of premises and equipment	(96,557)	(1,560)
Change in:
Accrued interest receivable	(111,836)	(226,778)
Other assets	(301,492)	(516,168)
Accrued interest payable and other liabilities	(192,854)	158,053
Net cash provided by operating activities	258,389	400,898
Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	199,356	85,055
Available-for-sale securities:
Proceeds from sales	—	1,537,336
Proceeds from maturities, calls and principal pay-downs	4,187,592	1,542,173
Purchases	(4,943,639)	(22,776,490)
Net decrease (increase) in FHLB stock	196,500	(70,800)
Net increase in loans and leases	(270,967)	(7,385,044)
Proceeds from sale of premises and equipment	247,008	1,560
Acquisition of bank premises and equipment	(643,661)	(155,489)
Proceeds from sale of foreclosed assets held-for-sale	172,814	—
Net cash used in investing activities	(854,997)	(27,221,699)
Cash flows from financing activities:
Net increase in deposits	3,732,401	29,005,634
Net decrease in short-term borrowings	(2,048,184)	(1,350,461)
Repayments of long-term debt	(204,580)	(2,674,840)
Proceeds from employee stock purchase plan	67,820	48,151
Dividends paid, net of dividends reinvested	(315,959)	(307,880)
Cash payments in lieu of fractional shares on stock dividend	—	(7,448)
Net cash provided by financing activities	1,231,498	24,713,156
Net increase (decrease) in cash and cash equivalents	634,890	(2,107,645)
Cash and cash equivalents, beginning	13,800,848	12,594,540
Cash and cash equivalents, ending	$14,435,738	$10,486,895

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2007 and December 31, 2006 and the related consolidated statements of income for the three-month periods ended March 31, 2007 and 2006 and changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2007 and 2006 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance).  Management believes that the allowance, as of March 31, 2007, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association  or the Pennsylvania Housing Finance Authority.  To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  From time-to-time, the Bank may originate Small Business Administration (SBA) loans AFS.  The fair value of SBA loans, classified as AFS, is obtained from an outside pricing source.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  As of March 31, 2007 and December 31, 2006, the AFS loan portfolio consisted of residential mortgages and student loans.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Three months ended March 31,	2007	2006

Basic EPS:

Net income available to common shareholders	$1,044,351	$1,031,631

Weighted-average common shares outstanding	2,060,517	2,041,979

Basic EPS	$0.51	$0.51

Diluted EPS:

Net income available to common shareholders	$1,044,351	$1,031,631

Weighted-average common shares outstanding	2,060,517	2,041,979

Dilutive potential common shares	1,042	2,321

Weighted-average common shares and dilutive potential shares	2,061,559	2,044,300

Diluted EPS	$0.51	$0.50

3.             Stock plans

The Company uses the fair value method of accounting for stock-based compensation provided under SFAS 123R, Share Based Payment.  SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant.  No stock options were awarded during the first three months of 2007 or for the year ended December 31, 2006, due to the directors’ voluntary election to forego the award.  At March 31, 2007 there were 14,850 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  No stock options were awarded during the first quarter of 2007.  During the first quarter of 2006, 2,200 stock options were issued under this plan at a grant-date fair value of $6.21 per share.  The options vest over a six month period and for the three months ended March 31, 2006 approximately $7,000 of stock-based compensation expense was recorded and is included as a component of salaries and employee benefits in the consolidated statements of income.  As of March 31, 2007, there were 5,830 unexercised stock options outstanding under this plan.

In addition to the two stock option plans above, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the 2002 ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At March 31, 2007, 8,317 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP Plan on the date the shares are purchased.  For the three months ended March 31, 2007 and 2006, compensation expense related to the ESPP approximated $7,000 and $15,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

4.             Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $59,000, is recorded as a component of OCI in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $51,000, is recorded in the consolidated statements of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of March 31, 2007.  As of March 31, 2007, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  Also, as of March 31, 2007, the fair value of the derivative contract approximated $233,000 and is a component of other assets in the consolidated balance sheet.

5.             Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for the year ended December 31, 2007.

The Company has evaluated its material tax positions as of March 31, 2007, and does not expect the adoption of this interpretation to have an immediate effect on its consolidated financial statements.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to March 31, 2007, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated statements of income.

As of March 31, 2007, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, as of March 31, 2007, there were no penalties and interest recognized in the consolidated statements of income as a result of the adoption of FIN 48, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of a an existing tax benefit during the forthcoming twelve months.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2007 compared to December 31, 2006 and the results of operations for the three months ended March 31, 2007 and March 31, 2006.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2006 Annual Report filed on Form 10-K.

Forward-looking statements

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

General

The Company’s principal revenues are derived from interest, dividends and fees earned on its interest-earning assets, which are comprised of loans, securities and other short-term investments.  The Company’s principal expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, short-and long-term borrowings and operating and general expenses.  The Company’s profitability depends primarily on its net interest income. Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields on interest-earning assets which consist principally of loans and investment securities. Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is dependent upon the interest-rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in our marketplace.

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of loans and securities AFS and from the sales of other real estate (ORE) properties.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Overview

Net income for the first quarter of 2007 was $1,044,000, or a slight increase compared to $1,032,000 recorded in the same quarter in 2006.  Diluted earnings per share were $0.51 and $0.50 for each of the respective periods.  The increase in net income was the result of increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and the provision for income taxes.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.75% and 8.12%, respectively, for the three months ended March 31, 2007 compared to 0.75% and 8.51%, respectively, for the same period in 2006.  The change in ROE was caused by higher average equity in the current period fueled by higher retained earnings.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $74,000 to $4,304,000 for the first quarter of 2007, from $4,230,000 recorded in the same period of 2006.  The increase was principally due to the restoration of some large commercial loans from non-performing to performing status during the second half of 2006.  During the first quarter of 2007, the yield on the commercial loan portfolio increased 60 basis points compared to the first quarter of 2006.  In addition, all other categories of earning assets were either originated or re-priced at higher rates in the first quarter of 2007 compared to the first quarter of 2006.  Partially offsetting the effect interest rates had on interest-earning assets was an increase in interest expense of $664,000, or 18%, caused mostly by increases in rates paid on interest-bearing deposits.  The blended rate paid on all interest-bearing deposits increased 87 basis points in the current year quarter compared to the comparative quarter of 2006.  The increase in rates paid was due to deposit-gathering strategies and competitive pressure in conjunction with the prolonged inverted-shaped interest rate yield curve.  The average balance of total interest-bearing deposits increased $24,600,000 during the first quarter of 2007 compared to the same quarter of 2006 and is also $14,600,000 higher on average than the average for the full year 2006.  The Bank will continue its quest to raise deposit levels and reduce its dependency on high-cost borrowings.  Interest expense on borrowings and repurchase agreements declined $273,000 due mostly to lower average-balances.  Average balances of borrowings declined almost $19,800,000.

During the first quarter of 2007, the Bank’s tax-equivalent margin and spread were 3.36% and 2.66%, respectively, compared to 3.34% and 2.77% during the first quarter of 2006.  The decline in spread was from interest costs outpacing the yields earned on assets.  The two basis point improvement in margin is from a slightly higher net interest income in the first quarter of 2007 compared to the first quarter of 2006.

The inverted treasury yield curve will continue to pressure the Bank’s net interest income performance.  However, our successful deposit gathering strategies, debt reduction, and improved credit quality of the Bank’s earning assets will help position the Bank to optimize net interest income during this challenging rate environment and should be further enhanced when the shape of the yield curve returns to a more normal slope.

The following table sets forth, a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Year ended
	March 31,		December 31,
	2007	2006	2006
Average interest-earning assets:
Loans and leases	$425,380	$414,410	$418,390
Investments	104,521	114,098	115,319
Federal funds sold	4,178	3,385	2,479
Interest-bearing deposits	211	280	240
Total	$534,290	$532,173	$536,428

Average interest-bearing liabilities:
Other interest-bearing deposits	$200,164	$172,856	$185,786
Certificates of deposit	154,738	157,446	154,474
Borrowed funds	67,400	87,158	79,627
Repurchase agreements	17,873	24,786	23,391
Total	$440,175	$442,246	$443,278

Interest income (FTE):
Loans and leases	$7,341	$6,699	$28,357
Investments	1,362	1,306	5,612
Federal funds sold	54	35	123
Interest-bearing deposits	3	3	9
Total	$8,760	$8,043	$34,101

Interest expense:
Other interest-bearing deposits	$1,630	$1,050	$5,467
Certificates of deposit	1,705	1,347	6,026
Borrowed funds	878	1,131	4,244
Repurchase agreements	115	135	624
Total	$4,328	$3,663	$16,361

Net interest income (FTE)	$4,432	$4,380	$17,740

Yield on average interest-earning assets	6.65%	6.13%	6.36%
Rate on average interest-bearing liabilities	3.99%	3.36%	3.69%
Net interest spread	2.66%	2.77%	2.67%
Net interest margin	3.36%	3.34%	3.31%

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

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Bank’s loan and lease portfolio.  Loans and leases determined to be uncollectible are charged off against the allowance for loan losses.

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The Bank’s non-performing loans declined year-over-year by $5,476,000 to $3,520,000 at March 31, 2007 compared to $8,996,000 at March 31, 2006.  The non-accrual component of non-performing loans showed a $5,666,000 decline in the same period as the Bank continues to make progress in moving non-performing loans to performing status.

There was no provision for loan losses made at March 31, 2007 while $75,000 was provided for the March 31, 2006 period.  After taking into account charge-offs and recoveries during the period, the allowance was $5,360,000 at March 31, 2007 compared to $5,716,000 at March 31, 2006.  Both the decrease in the provision for loan losses and the level of the allowance were driven by the decrease in the non-performing loans mentioned above.  Our Special Assets Department continues to make progress carrying out exit strategies and/or resolution plans for each of the non-performing loans.

Other income

Total other (non-interest) income improved $85,000, or 8%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The current year quarter includes a $97,000 gain from the sale of an owned commercial facility previously leased to a non-related third party.

Other operating expenses

For the first quarter ended March 31, 2007, other (non-interest) expenses increased $190,000, or 5%, compared to the same 2006 quarter.  Salaries and related employee benefits increased $128,000, or 6%, due to annual merit pay increases and interim recognition of performance-based incentives.  The increase in advertising was caused by our first-time winter deposit-gathering campaign which included costs for direct mail, point-of-sale promotional material and premiums.  The increase in the other component of other operating expense included increases in professional service and collection fees partially offset by decreases in office supplies, ATM expenses, and overdraft management service fees.

Income tax provision

The provision for income taxes increased $31,000 in the first quarter of 2007 compared to the respective 2006 quarter.  The increase was due to a combination of $43,000 in additional pre-tax income and a decrease in tax-free interest income from municipal securities, tax-free loans and earnings from the BOLI, collectively representing a smaller component of pre-tax earnings in 2007 compared to 2006.

COMPARISON OF FINANCIAL CONDITION AT

MARCH 31, 2007 AND DECEMBER 31, 2006

Overview

Consolidated assets increased $2,308,000 during the three months ended March 31, 2007.  Contributing to the net asset increase were increases in total deposits of $3,732,000 and shareholders’ equity of $1,022,000 partially offset by a reduction in combined short- and long-term borrowings of $2,253,000.

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

At March 31, 2007, the carrying value of investment securities totaled $101,292,000, or 18% of total assets compared to $100,411,000 or 18% of total assets at December 31, 2006.  At March 31, 2007, approximately 41% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, corporate and municipal bonds comprised 32%, 15% and 12%, respectively, of the investment portfolio at March 31, 2007.

As illustrated in the following table of amortized cost and fair market value of investment securities, the portfolio is comprised of HTM and AFS securities with carrying values of $1,370,000 and $99,922,000, respectively.  At March 31, 2007, the AFS debt securities were recorded with a net unrealized loss in the amount of $1,405,000 and equity securities were recorded with an unrealized gain of $183,000 (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$1,370	$31	$—	$1,401

Available-for-sale securities:
U.S. government agencies and corporations	$33,078	$9	$576	$32,511
Obligations of states and political subdivisions	12,298	38	16	12,320
Corporate bonds	14,690	44	44	14,690
Mortgage-backed securities	40,799	1	861	39,939

Total debt securities	100,865	92	1,497	99,460

Equity securities	279	183	—	462

Total available-for-sale	$101,144	$275	$1,497	$99,922

The amortized cost and fair value of debt securities at March 31, 2007 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,370	$1,401

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,000	$982
Due after one year through five years	5,998	5,925
Due after five years through ten years	18,654	18,453
Due after ten years	34,414	34,161
Total debt securities	60,066	59,521

Mortgage-backed securities	40,799	39,939

Total available-for-sale debt securities	$100,865	$99,460

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

At March 31, 2007, the AFS debt securities portfolio was carried at a net unrealized loss of $1,405,000 compared to a net unrealized loss of $1,656,000 at December 31, 2006, or an improvement of $251,000.  A large portion of the unrealized losses was for a continuous period of more than 12 months.  However, management believes the cause of these unrealized losses is directly related to changes in market interest rates.  As of March 31, 2007, however, most all of the deterioration of the AFS debt portfolio is from investments that are guaranteed by the U.S. government or one of its agencies.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and, if necessary, reviews of the issuer’s financial condition.  Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until recovery of fair value, which may be maturity, management views these unrealized losses to be temporary.

The current interest rate environment, essentially a sustaining period of yield curve inversion, continues to preclude structured investment portfolio growth.  As such, the Company will attempt to replace investment securities that mature, pay-down, are called or amortize with bonds that provide incremental earnings above the Bank’s funding sources.  In addition, cash flows from investments may be used to repay debt and fund growth in the loan portfolio.

Loans available-for-sale (AFS)

Generally, upon origination, certain residential mortgages, the guaranteed portions of Small Business Administration loans and student loans are classified as AFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected.  To better manage prepayment and interest rate risk, loans that meet these conditions may be considered for sale in the secondary market.  Consideration is also given to the Company’s current liquidity position and expected future liquidity needs.  Loans AFS are carried at the lower of cost or estimated fair value.  If the fair values of these loans fall below their amortized cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio, if any, is credited to current earnings but only to the extent of previous write-downs.

At March 31, 2007, loans AFS amounted to $371,000 with a corresponding fair value of $372,000, compared to $122,000 and $123,000, respectively, at December 31, 2006.  During the first quarter of 2007, residential mortgage and student loans with principal balances of $3,982,000 were sold into the secondary market with combined net gains of approximately $37,000 recognized.

Loans and leases

The Bank originates commercial and industrial (commercial) and commercial real estate loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The Bank continues to focus its efforts on the expansion of variable-rate commercial loan portfolios and origination of residential mortgage and consumer loans.  The broad spectrum of products provides diversification which helps manage, to an extent, interest rate risk and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.

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

Gross loans, of $422,585,000 at March 31, 2007 were essentially unchanged from December 31, 2006.  The composition of the loan portfolio at March 31, 2007 and December 31, 2006, is summarized as follows:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial and commercial real estate	$219,530,227	51.9	$218,213,216	51.6
Residential real estate	113,494,762	26.9	112,742,692	26.7
Consumer and home equity	76,025,085	18.0	77,729,520	18.4
Real estate construction	12,968,521	3.1	13,369,712	3.2
Direct financing leases	566,178	0.1	588,211	0.1
Gross loans	422,584,773	100.0	422,643,351	100.0
Allowance for loan losses	(5,359,758)		(5,444,303)
Net loans	$417,225,015		$417,199,048

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

•                  Application of historical loss percentages (five-year average) to pools to determine the allowance allocation; and

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

Net charge-offs for the three months ended March 31, 2007 were $85,000, compared to $343,000 for the same period in 2006.  There were net recoveries of commercial loans of $6,000 for the three months ended March 31, 2007 compared to net charge-offs of $188,000 for the same three months of 2006.  There were no commercial loan charge-offs in the first three months of 2007 with recoveries of $6,000.  By comparison, in the first three months of 2006 there were gross commercial loan charge-offs of $213,000 and recoveries of $25,000.  Real estate mortgages had net recoveries of $12,000 in the first three months of 2007 as compared to net charge-offs of $32,000 in the first three months of 2006.  Consumer loan net charge-offs were $102,000 in the quarter ended March 31, 2007 as compared to $124,000 for the same quarter of 2006.

Management believes that the current balance in the allowance for loans losses of $5,360,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are neither on non-accrual status nor past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.27% at March 31, 2007 compared to 1.29% at December 31, 2006 and 1.37% at March 31, 2006.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	three months ended	twelve months ended	three months ended
	March 31, 2007	December 31, 2006	March 31, 2006

Balance at beginning of period	$5,444,303	$5,984,649	$5,984,649

Provision charged to operations	—	325,000	75,000

Charge-offs:
Commercial	—	660,471	213,093
Residential real estate	1,585	109,164	31,626
Consumer	109,657	285,379	137,334
Lease financing	—	—	—
Total	111,242	1,055,014	382,053

Recoveries:
Commercial	5,723	64,173	25,576
Residential real estate	13,563	532	30
Consumer	7,411	124,763	13,071
Lease financing	—	200	200
Total	26,697	189,668	38,877

Net charge-offs	84,545	865,346	343,176

Balance at end of period	$5,359,758	$5,444,303	$5,716,473

Total loans, end of period	$422,955,523	$422,765,351	$416,096,315

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
	March 31, 2007		December 31, 2006		March 31, 2006
Net charge-offs to:
Loans, end of period	0.02%		0.20%		0.08%
Allowance for loan losses	1.58%		15.89%		6.00%
Provisions for loan losses	—	x	2.66	x	4.58	x

Allowance for loan losses to:
Total loans	1.27%		1.29%		1.37%
Non-accrual loans	1.69	x	1.62	x	0.65	x
Non-performing loans	1.52	x	1.58	x	0.64	x
Net charge-offs	63.40	x	6.29	x	16.66	x

Loans 30-89 days past due and still accruing	$4,482,637		$2,570,825		$1,180,974
Loans 90 days past due and accruing	$347,200		$80,603		$156,640
Non-accrual loans	$3,172,782		$3,357,718		$8,838,950
Allowance for loan losses to loans 90 days or more past due and accruing	15.44	x	67.54	x	36.49	x

The increase in the 30-89 days past due category as of March 31, 2007 was caused by a few loans that migrated beyond 30 days.  These loans are secured and are expected to be brought current during the second quarter of 2007.

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of March 31, 2007, non-performing assets represented 0.67% of total assets compared to 0.65% at December 31, 2006 and 1.60% at March 31, 2006.

The non-accrual loans declined by $185,000 during the first three months of 2007 to $3,173,000.  There were additions to the non-accrual loans totaling $363,000 during the first three months of 2007.  These additions were offset by payoffs or pay downs of $133,000, $93,000 of loans returned to accruing status, charge-offs of $76,000 and $245,000 of loans that were transferred to other real estate owned.

Other real estate owned at quarter end March 31, 2007 totaled $284,000 consisting of two residential properties that were foreclosed upon and transferred to other real estate from loans.   Both properties are under contracts for sale.  There were no repossessed assets at quarter end March 31, 2007.

Non-performing loans were $3,520,000 at March 31, 2007, an increase of $82,000 from year-end 2006, but a substantial decline of $5,476,000 compared to March 31, 2006.  Although the decline occurred substantially in the commercial loans, reductions occurred in the residential real estate and consumer portfolios as well.  The Special Assets Department had developed specific action plans for each of the Bank’s non-performing loans.  During calendar year 2006, several of those plans came to a conclusion resulting in a substantial reduction of the non-performing loans.  The ratio of non-accrual loans to net loans declined by 139 basis points to 0.76%, at March 31, 2007 when compared to 2.15% at March 31, 2006.  It was also down slightly from the year-end ratio of 0.80%.  At March 31, 2007, the ratio of non-performing loans to net loans was 0.84% compared to 0.82% at December 31, 2006 and 2.19% at March 31, 2006.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2007	December 31, 2006	March 31, 2006

Loans past due 90 days or more and accruing	$347,200	$80,603	$156,640
Non-accrual loans	3,172,782	3,357,718	8,838,950
Total non-performing loans	3,519,982	3,438,321	8,995,590

Restructured loans	—	—	—
Other real estate owned	284,058	197,149	92,999
Repossessed assets	—	—	—
Total non-performing assets	$3,804,040	$3,635,470	$9,088,589

Net loans including AFS	$417,595,765	$417,321,048	$411,333,094
Total assets	$564,625,942	$562,317,988	$569,286,783
Non-accrual loans to net loans	0.76%	0.80%	2.15%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	0.91%	0.87%	2.21%
Non-performing assets to total assets	0.67%	0.65%	1.60%
Non-performing loans to net loans	0.84%	0.82%	2.19%

Other assets

The increase in other assets of $822,000, or 17%, from December 31, 2006 to March 31, 2007 was principally due to increased prepaid expenses that are periodically charged to current earnings when the expense is incurred plus increased capitalized construction costs for activities related to the Company’s branch expansion projects.

Deposits

The Bank is a community-based commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include passbook and statement savings accounts, interest-bearing checking (NOW), money market, non-interest bearing, or demand deposit accounts (DDAs), and certificates of deposit accounts.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices.  The Bank attempts to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates, and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  To be competitive in our markets and continue to bolster our deposit base, we have increased rates on most deposit products; however, we have not increased rates above market rates, as we only consider cost effective rate-setting tactics in all interest rate environments.

Compared to December 31, 2006 total deposits increased $3,700,000, or slightly less than 1%, during the three months ended March 31, 2007.  The growth in total deposits was primarily due to increases in money market and NOW accounts of $8,200,000, or 11%, and $4,900,000, or 8%, respectively.  The $13,100,000 increase in these two accounts was due to the continued success in the implementation of deposit-gathering strategies in conjunction with increased promotional interest rates.  The decline in certificates of deposits was due to the reduction in the public sector partially offset by growth in personal and non-personal certificates.

The following table represents the major components of deposits as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Money market	$80,555,895	19.5	$72,359,157	17.6
NOW	70,044,307	16.9	65,121,770	15.9
Savings and club	44,838,949	10.8	45,300,838	11.0
Certificates of deposit	147,004,110	35.5	153,810,855	37.5
Total interest-bearing	342,443,261	82.7	336,592,620	82.0
Non-interest-bearing	71,623,735	17.3	73,741,975	18.0
Total deposits	$414,066,996	100.0	$410,334,595	100.0

Certificates of deposit, of $100,000 or more aggregated $54,600,000 and $63,000,000 at March 31, 2007 and December 31, 2006, respectively.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks for asset growth and liquidity needs.  Borrowings included $62,332,000 and $62,536,000 in long-term advances from the FHLB at March 31, 2007 and December 31, 2006, respectively.  Also included in borrowings were short-term repurchase agreements of $16,900,000 and $22,224,000, as of the respective periods.  Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  As of March 31, 2007, the Bank had $14,000,000 in overnight balances compared to $10,400,000 at December 31, 2006.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2007, the Company maintained a negative one-year cumulative gap of $72,000,000 or -12.7% of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of rising interest rates.  Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during a one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2007 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$179	$—	$—	$14,257	$14,436
Investment securities (1)(2)	16,494	6,471	27,959	53,966	104,890
Loans (2)	109,122	63,876	99,874	144,724	417,596
Fixed and other assets	—	8,255	—	19,449	27,704
Total assets	$125,795	$78,602	$127,833	$232,396	$564,626
Total cumulative assets	$125,795	$204,397	$332,230	$564,626

Non-interest-bearing transaction deposits (3)	$—	$7,162	$19,697	$44,765	$71,624
Interest-bearing transaction deposits (3)	106,583	—	35,598	53,258	195,439
Certificates of deposit	37,671	84,345	17,510	7,478	147,004
Repurchase agreements	16,628	231	—	—	16,859
Short-term borrowings	14,749	—	—	—	14,749
Long-term debt	8,210	631	491	53,000	62,332
Other liabilities	—	—	—	3,986	3,986
Total liabilities	$183,841	$92,369	$73,296	$162,487	$511,993
Total cumulative liabilities	$183,841	$276,210	$349,506	$511,993

Interest sensitivity gap	$(58,046)	$(13,767)	$54,537	$69,909

Cumulative gap	$(58,046)	$(71,813)	$(17,276)	$52,633

Cumulative gap to total assets	(10.28)%	(12.72)%	(3.06)%	9.32%

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

Economic Value at Risk.  Earnings at risk simulation measures the short-term risk in the balance sheet.  Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities.  The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation models.  The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2007 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2007 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(9.6)%	4.3%
Net income	(33.1)	14.7

Economic value at risk:
Percent change in:
Economic value of equity	(28.5)	1.1
Economic value of equity as a percent of total assets	(3.1)	0.1

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2007, the Company’s risk-based capital ratio was 13.4%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2007 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$16,077	$(1,710)	(9.6)%
+100 basis points	16,975	(812)	(4.6)
Flat rate	17,787	—	—
-100 basis points	18,546	759	4.3
-200 basis points	18,560	773	4.3

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments.  Savings accounts, including passbook, statement savings, money market and NOW accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is not held constant.

Derivative Financial Instruments.  As part of the Bank’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Bank may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  The Bank entered into an interest rate floor agreement in 2006 and is reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases in other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sales of both loans and investments AFS, deposit activity, and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

As of March 31, 2007, the Company maintained $14,400,000 in cash and cash equivalents, $99,900,000 of investments AFS and $371,000 of loans AFS.  In addition, as of March 31, 2007, the Company had approximately $77,900,000 available to borrow from the FHLB and $26,400,000 available from other correspondent banks.  This combined total of $216,000,000 represented 38% of total assets at March 31, 2007.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

Shareholders’ equity increased from net income, stock issuance from the Company’s various sponsored stock plans, a decline in the unrealized loss on AFS securities, an increase in the intrinsic value of the Bank’s cash flow hedge, partially offset by the declaration of cash dividends.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

As of March 31, 2007, the Company and the Bank met all capital adequacy requirements to which it was subject.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2007:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$58,789,045	13.4	% ≥	$35,053,371	≥	8.0%		N/A		N/A
Bank	$58,427,252	13.3	% ≥	$35,045,467	≥	8.0	% ≥	$43,806,834	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$53,346,799	12.2	% ≥	$17,526,685	≥	4.0%		N/A		N/A
Bank	$53,060,440	12.1	% ≥	$17,522,734	≥	4.0	% ≥	$26,284,101	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$53,346,799	9.4	% ≥	$22,652,202	≥	4.0%		N/A		N/A
Bank	$53,060,440	9.4	% ≥	$22,636,809	≥	4.0	% ≥	$28,296,011	≥	5.0%

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

Item 1A.   Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 20, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Default Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-Q:

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

11

Statement regarding computation of earnings per share. Included herein in Note 2, “Earnings per share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

* Management contract or compensatory plan or arrangement.

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

Date: May 1, 2007	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: May 1, 2007	/s/ Salvatore R. DeFrancesco, Jr.
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

*

11 Statement regarding computation of earnings per share. Included herein.	8

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	31

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	32

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

* Incorporated by Reference