Form 10-Q
period 2007-06-30
FIDELITY D & D BANCORP INC
filed 2007-08-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐ YES    ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 31, 2007, the latest practicable date, was 2,067,620 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2007

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)

Assets:
Cash and due from banks	$12,096,955	$13,732,137
Interest-bearing deposits with financial institutions	123,578	68,711

Total cash and cash equivalents	12,220,533	13,800,848

Available-for-sale securities	106,712,776	98,841,364
Held-to-maturity securities	1,251,710	1,569,372
Federal Home Loan Bank Stock	4,151,900	3,795,100
Loans and leases, net (allowance for loan losses of $5,294,537 in 2007 and $5,444,303 in 2006)	420,153,494	417,199,048
Loans available-for-sale (fair value $208,896 in 2007; $123,156 in 2006)	204,800	122,000
Bank premises and equipment, net	13,331,402	11,324,465
Cash surrender value of bank owned life insurance	8,331,225	8,177,961
Other assets	4,587,944	4,788,105
Accrued interest receivable	2,546,684	2,502,576
Foreclosed assets held for sale	—	197,149

Total assets	$573,492,468	$562,317,988

Liabilities:
Deposits:
Interest-bearing	$349,263,741	$336,592,620
Non-interest-bearing	72,067,616	73,741,975

Total deposits	421,331,357	410,334,595

Accrued interest payable and other liabilities	4,235,491	4,179,170
Short-term borrowings	29,601,083	33,656,150
Long-term debt	66,125,522	62,536,210

Total liabilities	521,293,453	510,706,125

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding, 2,067,620 shares in 2007 and 2,057,433 shares in 2006	19,056,491	18,702,537
Retained earnings	35,170,129	33,874,118
Accumulated other comprehensive loss	(2,027,605)	(964,792)

Total shareholders’ equity	52,199,015	51,611,863

Total liabilities and shareholders’ equity	$573,492,468	$562,317,988

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Interest income:
Loans and leases:
Taxable	$7,141,888	$6,879,670	$14,316,917	$13,378,288
Nontaxable	118,352	121,462	227,869	253,620
Interest-bearing deposits with financial institutions	1,929	2,239	4,721	4,776
Investment securities:
U.S. government agency and corporations	1,016,972	986,083	1,936,260	1,871,265
States and political subdivisions (nontaxable)	124,512	150,274	249,351	291,318
Other securities	280,523	230,802	526,422	429,212
Federal funds sold	202	638	54,654	36,126

Total interest income	8,684,378	8,371,168	17,316,194	16,264,605

Interest expense:
Deposits	3,222,678	2,750,117	6,556,701	5,147,023
Securities sold under repurchase agreements	115,576	163,426	231,033	298,875
Other short-term borrowings and other	260,939	162,229	334,012	224,191
Long-term debt	762,629	1,029,972	1,567,702	2,098,783

Total interest expense	4,361,822	4,105,744	8,689,448	7,768,872

Net interest income	4,322,556	4,265,424	8,626,746	8,495,733

Provision for loan losses	—	175,000	—	250,000

Net interest income after provision for loan losses	4,322,556	4,090,424	8,626,746	8,245,733

Other income:
Service charges on deposit accounts	761,922	635,054	1,394,239	1,266,781
Gain (loss) on sale of:
Loans	31,171	26,858	67,896	41,843
Investment securities	—	2	—	(166)
Premises and equipment	(22,924)	—	73,633	1,560
Leased assets	—	100	—	15,154
Foreclosed assets held for sale	127,621	216	142,749	621
Fees and other service charges	431,324	421,722	864,260	886,984

Total other income	1,329,114	1,083,952	2,542,777	2,212,777

Other expenses:
Salaries and employee benefits	2,165,352	1,974,057	4,300,329	3,980,871
Premises and equipment	784,285	823,559	1,590,110	1,624,410
Advertising	183,620	159,904	342,625	288,277
Other	954,296	990,629	1,967,532	1,977,341

Total other expenses	4,087,553	3,948,149	8,200,596	7,870,899

Income before provision for income taxes	1,564,117	1,226,227	2,968,927	2,587,611

Provision for income taxes	405,384	287,607	765,843	617,360

Net income	$1,158,733	$938,620	$2,203,084	$1,970,251

Per share data:
Net income - basic	$0.56	$0.45	$1.07	$0.96
Net income - diluted	$0.56	$0.45	$1.07	$0.96
Dividends	$0.22	$0.22	$0.44	$0.44

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2007 and 2006

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2005 (audited)	1,854,217	$10,594,901	$39,363,461	$(1,112,333)	$48,846,029
Cumulative effect of change in accounting principle, net of tax			(343,717)		(343,717)
Total comprehensive income:
Net income			1,970,251		1,970,251
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(1,235,511)	(1,235,511)
Comprehensive income					734,740
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend Reinvestment Plan	7,638	283,819			283,819
Stock-based compensation expense		28,744			28,744
Cash dividends declared			(898,916)		(898,916)
Stock dividend declared	185,394	7,462,100	(7,469,548)		(7,448)

Balance, June 30, 2006 (unaudited)	2,048,820	$18,417,715	$32,621,531	$(2,347,844)	$48,691,402

Balance, December 31, 2006 (audited)	2,057,433	$18,702,537	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income			2,203,084		2,203,084
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(1,034,092)	(1,034,092)
Change in cash flow hedge intrinsic value				(28,721)	(28,721)
Comprehensive income					1,140,271
Issuance of common stock through Employee Stock Purchase Plan	2,266	67,820			67,820
Dividends reinvested through Dividend Reinvestment Plan	7,921	279,176			279,176
Stock-based compensation expense		6,958			6,958
Cash dividends declared			(907,073)		(907,073)

Balance, June 30, 2007 (unaudited)	2,067,620	$19,056,491	$35,170,129	$(2,027,605)	$52,199,015

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net income	$2,203,084	$1,970,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	586,199	669,504
Provision for loan losses	—	250,000
Deferred income tax (benefit) expense	(67,626)	32,967
Stock-based compensation expense	6,958	28,744
Loss from investment in limited partnership	40,200	45,000
Proceeds from sale of loans available-for-sale	7,285,804	4,905,215
Originations of loans available-for-sale	(7,300,708)	(4,630,167)
Increase in cash surrender value of life insurance	(153,264)	(141,133)
Net gain on sale of loans	(67,896)	(41,843)
Net loss on sale of investment securities	—	166
Net gain on sale of foreclosed assets held-for-sale	(142,749)	(621)
Net gain on disposal of premises and equipment	(73,633)	(1,560)
Change in:
Accrued interest receivable	(44,108)	(631,911)
Other assets	(72,481)	(235,411)
Accrued interest payable and other liabilities	57,131	15,860

Net cash provided by operating activities	2,256,911	2,235,061

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	317,077	210,027
Available-for-sale securities:
Proceeds from sales	—	1,537,337
Proceeds from maturities, calls and principal pay-downs	7,476,006	3,247,531
Purchases	(16,764,629)	(22,776,490)
Net (increase) decrease in FHLB stock	(356,800)	69,800
Net increase in loans and leases	(3,199,446)	(14,906,819)
Proceeds from sale of premises and equipment	247,008	1,560
Acquisition of bank premises and equipment	(2,111,460)	(419,654)
Proceeds from sale of foreclosed assets held-for-sale	584,088	39,711

Net cash used in investing activities	(13,808,156)	(32,996,997)

Cash flows from financing activities:
Net increase in deposits	10,996,762	43,356,715
Net (decrease) increase in short-term borrowings	(4,055,067)	2,886,109
Repayments of long-term debt	(16,410,688)	(15,379,437)
Proceeds from long-term debt advances	20,000,000	—
Proceeds from employee stock purchase plan	67,820	48,151
Dividends paid, net of dividends reinvested	(627,897)	(615,097)
Cash payments in lieu of fractional shares on stock dividend	—	(7,448)

Net cash provided by financing activities	9,970,930	30,288,993

Net decrease in cash and cash equivalents	(1,580,315)	(472,943)

Cash and cash equivalents, beginning	13,800,848	12,594,540

Cash and cash equivalents, ending	$12,220,533	$12,121,597

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.      Nature of operations and critical accounting policies

Nature of operations

The Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (the Company or collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services, to both our consumer and commercial customers from our main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

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

In the opinion of management, the consolidated balance sheets as of June 30, 2007 and December 31, 2006 and the related consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2006 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2007 and 2006 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance).  Management believes that the allowance, as of June 30, 2007, is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association or the Pennsylvania Housing Finance Authority.  To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  From time-to-time, the Bank may originate Small Business Administration (SBA) loans AFS.  The fair value of SBA loans, classified as AFS, is obtained from an outside pricing source.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  As of June 30, 2007, the AFS loan portfolio consisted of residential mortgages.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Six months ended June 30,	2007	2006
Basic EPS:

Net income available to common shareholders	$2,203,084	$1,970,251

Weighted-average common shares outstanding	2,062,416	2,043,865

Basic EPS	$1.07	$0.96

Diluted EPS:

Net income available to common shareholders	$2,203,084	$1,970,251

Weighted-average common shares outstanding	2,062,416	2,043,865

Dilutive potential common shares	1,080	2,024

Weighted-average common shares and dilutive potential shares	2,063,496	2,045,889

Diluted EPS	$1.07	$0.96

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant.  No stock options were awarded during the first six months of 2007 or for the year ended December 31, 2006, due to the directors’ voluntary election to forego the award.  At June 30, 2007 there were 14,850 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  No stock options were awarded during the first six months of 2007.  During the first six months of 2006, 2,200 stock options were issued under this plan at a grant-date fair value of $6.21 per share.  The options vest over a six month period and for the six months ended June 30, 2006 approximately $14,000 of stock-based compensation expense was recorded and is included as a component of salaries and employee benefits in the consolidated statements of income.  As of June 30, 2007, there were 5,830 unexercised stock options outstanding under this plan.

In addition to the two stock option plans above, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the 2002 ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At June 30, 2007, 8,317 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP Plan on the date the shares are purchased.  For the six months ended June 30, 2007 and 2006, compensation expense related to the ESPP approximated $7,000 and $15,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

4.      Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately -$29,000, is recorded as a component of other comprehensive income (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $74,000, is recorded in the consolidated statements of income as a reduction of interest income for the six months ended June 30, 2007.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of June 30, 2007.  As of June 30, 2007, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  Also, as of June 30, 2007, the fair value of the derivative contract approximated $122,000 and is a component of other assets in the consolidated balance sheet.

5.      Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for the year ending December 31, 2007.

The Company adopted FIN 48 during the first quarter of 2007 and has evaluated its material tax positions as of June 30, 2007.  The adoption of FIN 48 does not have an immediate effect on its consolidated financial statements.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to June 30, 2007, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated statements of income.

As of June 30, 2007, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, as of June 30, 2007, there were no penalties and interest recognized in the consolidated statements of income as a result of the adoption of FIN 48, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2007 compared to December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2006 Annual Report filed on Form 10-K.

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

General

The Company’s principal revenues are derived from interest, dividends and fees earned on its interest-earning assets, which are comprised of loans, securities and other short-term investments.  The Company’s principal expenses consist of interest paid on its interest-bearing liabilities, which are comprised of deposits, short- and long-term borrowings and operating and general expenses.  The Company’s profitability depends primarily on its net interest income. Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields on interest-earning assets which consist principally of loans and investment securities. Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is dependent upon the interest-rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in our marketplace.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Overview

Net income for the second quarter of 2007 was $1,159,000, or a 23% increase compared to $939,000 recorded in the same quarter in 2006.  Diluted earnings per share were $0.56 and $0.45 for each of the respective periods.  For the six months ended June 30, 2007, net income was $2,203,000, or $1.07 per share compared to $1,970,000, or $0.96 per share for the six months ended June 30, 2006.  The increase in net income for both the quarter and six months ended June 30, 2007, compared to the prior year periods, was the result of increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and the provision for income taxes.

The increases in net income was the primary cause of the improvement in return on average assets (ROA) and return on average shareholders’ equity (ROE) to 0.82% and 8.79%, respectively, for the three months ended June 30, 2007 compared to 0.66% and 7.66%, respectively, for the same period in 2006.  For the six months ended June 30, 2007, ROA and ROE were 0.78% and 8.46% compared to 0.70% and 8.08% for the first half of 2006.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $57,000 to $4,322,000 for the second quarter of 2007, from $4,265,000 recorded in the same period of 2006.  The increase was partially due to the restoration of some large commercial loans from non-performing to performing status during the second half of 2006.  During the second quarter of 2007, the yield on the commercial loan portfolio increased 29 basis points compared to the second quarter of 2006.  In addition, all other categories of earning assets were either originated or re-priced at higher rates in the second quarter of 2007 compared to the second quarter of 2006.  Compared to the second quarter of 2006, the yield on interest-earning assets increased 32 basis points during the second 2007 quarter.  As a result, total interest income increased $313,000, or 4%, during the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  Partially offsetting the effect interest rates had on interest-earning assets was an increase in interest expense of $256,000, or 6%, caused mostly by increases in rates paid on interest-bearing deposits.  The blended rate paid on all interest-bearing deposits increased 48 basis points in the current year quarter compared to the comparative quarter of 2006.  The increase in rates paid was due to deposit-gathering strategies and competitive pressure in conjunction with the prolonged inverted-shaped interest rate yield curve.  The average balance of total interest-bearing deposits increased $6,800,000 during the second quarter of 2007 compared to the same quarter of 2006 and is also $4,200,000 higher on average than the average for the full year 2006.  The Bank will continue its quest to raise deposit levels and reduce its dependency on borrowings.  Interest expense on borrowings and repurchase agreements declined $216,000 in the second quarter of 2007, compared to the second quarter of 2006, due mostly to an $18,500,000 decline in the average balances.

During the second quarter of 2007, the Bank’s tax-equivalent margin and spread were 3.34% and 2.63%, respectively, compared to 3.26% and 2.64% during the second quarter of 2006.  The decline in spread was from interest costs outpacing the yields earned on assets.  The eight basis point improvement in margin is from higher net interest income on a lower level of interest-earning assets in the second quarter of 2007 compared to the second quarter of 2006.

Similar to the second quarter comparisons, the Bank’s tax-equivalent margin and spread for the six months ended June 30, 2007 were 3.35% and 2.65%, respectively, compared to 3.30% and 2.70% during the same period for 2006.  The decline in spread was from interest costs outpacing the yields earned on assets.  The cost of interest-bearing deposits increased 67 basis points during the first half of 2007 compared to the first half of 2006.  However, success in deposit gathering strategies has resulted in a $15,700,000 increase in average balances of interest-bearing deposits and enabled the Bank to reduce its position on high-cost borrowings by $22,600,000 on average.  As a result, interest expense increased $921,000, or 12%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Offsetting the increase in interest expense was an increase in interest income of $1,052,000, or 6%, for the comparable periods.  The migration of the large commercial loans to performing status as well as higher earning rates in the other loan categories and the investment portfolio helped increase the yield on interest-earning assets by 42 basis points during the first half of 2007 compared to the same 2006 period.  The five basis point improvement in the tax-equivalent margin is from higher net interest income which increased $131,000, or 2%, compared to the first half of 2006, on a similar level of interest-earning assets during the first half of 2007.

The interest rate environment has improved slightly during the past several months, but continues to remain challenging.  The yield curve which has recently become positively sloped still remains relatively flat, thereby limiting profitable growth opportunities.  The more positively-shaped yield curve and our successful deposit gathering strategies, debt reduction, and improved credit quality of the Bank’s earning assets will help position the Bank to optimize net interest income during this challenging rate environment and should be further enhanced when the shape of the yield curve returns to a steeper, more positive, normal slope.

The following tables set forth, a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006
Average interest-earning assets:
Loans and leases	$420,551	$420,394	$422,952	$417,403	$418,390
Investments	114,561	122,582	109,569	118,340	115,319
Federal funds sold	15	56	2,085	1,720	2,479
Interest-bearing deposits	190	203	201	241	240
Total	$535,317	$543,235	$534,807	$537,704	$536,428

Average interest-bearing liabilities:
Other interest-bearing deposits	$196,513	$184,461	$198,328	$178,658	$185,786
Certificates of deposit	147,909	153,192	151,305	155,319	154,474
Borrowed funds	76,868	89,684	72,158	88,421	79,627
Repurchase agreements	18,336	24,042	18,106	24,414	23,391
Total	$439,626	$451,379	$439,897	$446,812	$443,278

Interest income (FTE):
Loans and leases	$7,321	$7,064	$14,662	$13,763	$28,357
Investments	1,494	1,454	2,856	2,760	5,612
Federal funds sold	1	1	55	36	123
Interest-bearing deposits	2	2	5	5	9
Total	$8,818	$8,521	$17,578	$16,564	$34,101

Interest expense:
Other interest-bearing deposits	$1,554	$1,324	$3,184	$2,374	$5,467
Certificates of deposit	1,667	1,426	3,372	2,773	6,026
Borrowed funds	1,024	1,193	1,902	2,323	4,244
Repurchase agreements	116	163	231	299	624
Total	$4,361	$4,106	$8,689	$7,769	$16,361

Net interest income (FTE)	$4,457	$4,415	$8,889	$8,795	$17,740

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006
Yield on average interest-earning assets
Loans and leases	6.98%	6.74%	6.99%	6.65%	6.78%
Investments	5.23%	4.76%	5.26%	4.70%	4.87%
Federal funds sold	5.28%	4.56%	5.29%	4.23%	4.97%
Interest-bearing deposits	4.07%	4.42%	4.75%	3.99%	3.82%
Total	6.61%	6.29%	6.63%	6.21%	6.36%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	3.17%	2.88%	3.24%	2.68%	2.94%
Certificates of deposit	4.52%	3.73%	4.49%	3.60%	3.90%
Borrowed funds	5.34%	5.33%	5.31%	5.30%	5.33%
Repurchase agreements	2.53%	2.73%	2.57%	2.47%	2.67%
Total	3.98%	3.65%	3.98%	3.51%	3.69%

Net interest spread	2.63%	2.64%	2.65%	2.70%	2.67%
Net interest margin	3.34%	3.26%	3.35%	3.30%	3.31%

In the tables above, interest income was adjusted to a tax-equivalent basis to recognize the income from the various tax-exempt assets as if the interest was fully taxable.  This treatment allows a uniform comparison among the yields on interest-earning assets.  The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.  Net interest spread represents the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities.  Net interest margin represents the ratio of net interest income to total average interest-earning assets.

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

No provision for loan losses has been recorded during 2007.  The Bank’s non-performing loans, which consists of loans past due 90 days or more plus non-accruing loans, increased $1,060,000, or 31%, to $4,498,000 since December 31, 2006.  However, non-performing loans declined year-to-year by $3,252,000, or 42%, from $7,750,000 at June 30, 2006.  The non-accrual component of non-performing loans showed a $3,109,000 decline while the 90 day delinquencies showed a $143,000 decline in the same period.  The decrease from June 30, 2006 was mainly attributable to the collection and pay-offs of non-performing loans.  The increase from December 31, 2006 was due mainly to commercial loan relationships that had migrated to delinquent status and were placed on non-accrual.  Because there is sufficient collateral that secured these loans, there have been fewer charge-offs, mild loan growth and the allowance for loan losses is deemed to be adequate to absorb the potential for future losses on existing problem loans, no provision for loan losses was required during the first half of 2007.  This compares with $175,000 and $250,000 recorded during the quarter and six months ended June 30, 2006.  After taking into account charge-offs and recoveries, the allowance was $5,295,000 at June 30, 2007 compared to $5,738,000 at June 30, 2006.

Other income

Total other (non-interest) income improved $245,000, or 23%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The Bank recognized net gains of $127,000 from sales of foreclosed properties and experienced growth in deposit fees revenue of $127,000.  The gain from the sale of foreclosed properties was the result of excess collateral value compared to the net book value of sold foreclosed property.  The increase in deposit fees was caused by growth in debit card interchange and overdraft charges.

For the six months ended June 30, 2007 other income increased $330,000, or 15%, compared to the six months ended June 30, 2006.  Contributing to the increase were growth in deposit fees, gains from sales of foreclosed properties and a first quarter 2007 gain from the sale of an owned commercial facility previously leased to a non-related third party.

Other operating expenses

For the second quarter ended June 30, 2007, other (non-interest) expenses increased $139,000, or 4%, compared to the same 2006 quarter.  Salaries and related employee benefits increased $191,000, or 10%, due to annual merit pay increases, more full-time equivalent employees and interim recognition of performance-based incentives.  The $39,000 decline in premises and equipment was due to less equipment related maintenance costs required in 2007 compared to 2006.  Advertising expense increased $24,000 during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, with the grand opening and relocation project of one branch office.  The $36,000 decline in the other component of other operating expenses was caused mostly by reductions in professional fees and the Bank’s FDIC assessment.

For the six months ended June 30, 2007, other expenses increased $330,000, or 4%, compared to the six months ended June 30, 2006.  Salary and related employee benefits increased $319,000, or 8%, due to pay increases and performance-based incentives.  Advertising increased $54,000, or 19%, during the period caused principally by the aforementioned activities associated with the branch relocation project and a winter deposit-gathering campaign earlier this year.

Income tax provision

Compared to 2006, income before provision for income taxes for the second quarter and first six months of 2007 increased $338,000 and $381,000, respectively.  The effective federal income tax rate was 25.9% and 25.8% for the three and six months ended June 30, 2007, compared to 23.5% and 23.9% for each of the respective 2006 periods.  The effective tax rate increase is attributable to higher pre-tax earnings and a decrease in tax-free interest income from municipal securities and tax-free loans, partially offset by an increase in the tax-free earnings from the BOLI, collectively representing a smaller portion of pre-tax earnings.

COMPARISON OF FINANCIAL CONDITION AT

JUNE 30, 2007 AND DECEMBER 31, 2006

Overview

Consolidated assets increased $11,174,000, or 2%, during the six months ended June 30, 2007.  The net asset increase in total assets was due to increases in total deposits of $11,000,000 and shareholders’ equity of $587,000 partially offset by a net reduction in borrowings of $466,000.

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

At June 30, 2007, the carrying value of investment securities totaled $107,965,000, or 19% of total assets compared to $100,411,000, or 18% of total assets at December 31, 2006.  Also as of June 30, 2007, approximately 46% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, corporate and municipal bonds comprised 30%, 12% and 11%, respectively, of the investment portfolio at June 30, 2007.

As illustrated in the following table of amortized cost and fair market value of investment securities, the portfolio is comprised of HTM and AFS securities with carrying values of $1,252,000 and $106,713,000, respectively.  At June 30, 2007, the AFS debt securities were recorded with a net unrealized loss in the amount of $3,231,000 and equity securities were recorded with an unrealized gain of $201,000 (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$1,252	$14	$1	$1,265

Available-for-sale securities:
U.S. government agencies and corporations	$33,162	$—	$1,057	$32,105
Obligations of states and political subdivisions	12,286	1	200	12,087
Corporate bonds	13,209	42	28	13,223
Mortgage-backed securities	50,807	—	1,989	48,818

Total debt securities	109,464	43	3,274	106,233

Equity securities	279	201	—	480

Total available-for-sale	$109,743	$244	$3,274	$106,713

The amortized cost and fair value of debt securities at June 30, 2007 by contractual maturity are as follows (dollars in thousands):

	Amortized cost	Market value
Held-to-maturity securities:
Mortgage-backed securities	$1,252	$1,265

Available-for-sale securities:
Debt securities:

Due in one year or less	$1,000	$985
Due after one year through five years	5,998	5,900
Due after five years through ten years	19,391	18,958
Due after ten years	32,268	31,572
Total debt securities	58,657	57,415

Mortgage-backed securities	50,807	48,818

Total available-for-sale debt securities	$109,464	$106,233

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

At June 30, 2007, the AFS debt securities portfolio was carried at a net unrealized loss of $3,231,000 compared to a net unrealized loss of $1,656,000 at December 31, 2006, or a deterioration of $1,575,000.  A large portion of the unrealized losses was for a continuous period of more than 12 months.  Management believes the cause of these unrealized losses is directly related to changes in market interest rates.  As of June 30, 2007, however, most all of the deterioration of the AFS debt portfolio is from investments that are guaranteed by the U.S. government or one of its agencies.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and, if necessary, reviews of the issuer’s financial condition.  Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until recovery of fair value, which may be maturity, management views these unrealized losses to be temporary.

Excluding the net unrealized loss, the investment portfolio grew $9,121,000, or 9%, during the first six months of 2007.  The Company utilized growth in deposits to grow the portfolio as well as to reduce short-term borrowings. The current interest rate environment, essentially a sustained period of yield curve inversion, continues to preclude structured investment portfolio growth.  As such, the Company will attempt to replace investment securities that mature, pay-down, are called or amortize with bonds that provide incremental earnings above the Bank’s funding sources.  In addition, cash flows from investments may be used to repay debt and fund growth in the loan portfolio.

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

At June 30, 2007, loans AFS amounted to $205,000 with a corresponding fair value of $209,000, compared to $122,000 and $123,000, respectively, at December 31, 2006.  During the second quarter of 2007, residential mortgage and student loans with principal balances of $3,251,000 were sold into the secondary market with combined net gains of approximately $31,000 recognized.

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

Gross loans increased $2,805,000, or 0.7% to $425,448,000 at June 30, 2007 compared to $422,643,000 at December 31, 2006.  The increase in consumer and home equity loans is from the successful sales campaign for home equity loans during the current year second quarter.  The composition of the loan portfolio at June 30, 2007 and December 31, 2006, is summarized as follows:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial and commercial real estate	$218,439,536	51.3	$218,213,216	51.6
Residential real estate	115,965,734	27.3	112,742,692	26.7
Consumer and home equity	79,028,349	18.6	77,729,520	18.4
Real estate construction	11,464,265	2.7	13,369,712	3.2
Direct financing leases	550,147	0.1	588,211	0.1
Gross loans	425,448,031	100.0	422,643,351	100.0
Allowance for loan losses	(5,294,537)		(5,444,303)
Net loans	$420,153,494		$417,199,048

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

Net charge-offs for the six months ended June 30, 2007 were $150,000, compared to $496,000 for the same period in 2006.  Net charge-offs of commercial loans were $30,000 for the six months ended June 30, 2007 compared to net charge-offs of $311,000 for the same six month period of 2006.  Real estate loans had net recoveries of $12,000 in the first six months of 2007 as compared to net charge-offs of $32,000 in the first six months of 2006.  Consumer loan net charge-offs were $132,000 in the six months ended June 30, 2007 as compared to $154,000 for the same period of 2006.  There were no lease financing charge-offs.

Management believes that the current balance in the allowance for loans losses of $5,295,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio.  Currently, management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are neither on non-accrual status nor past due 90 days or more.  However, there could be instances which become identified over the year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.24% at June 30, 2007 compared to 1.29% at December 31, 2006 and 1.36% at June 30, 2006.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	six months ended	twelve months ended	six months ended
	June 30, 2007	December 31, 2006	June 30, 2006

Balance at beginning of period	$5,444,303	$5,984,649	$5,984,649

Provision charged to operations	—	325,000	250,000

Charge-offs:
Commercial	41,942	660,471	350,133
Residential real estate	1,586	109,164	31,626
Consumer	146,986	285,379	195,636
Lease financing	—	—	—
Total	190,514	1,055,014	577,395

Recoveries:
Commercial	12,415	64,173	39,197
Residential real estate	13,603	532	60
Consumer	14,730	124,763	41,759
Lease financing	—	200	200
Total	40,748	189,668	81,216

Net charge-offs	149,766	865,346	496,179

Balance at end of period	$5,294,537	$5,444,303	$5,738,470

Total loans, end of period	$425,652,831	$422,765,351	$423,465,087

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
	June 30, 2007		December 31, 2006		June 30, 2006
Net charge-offs to:
Loans, end of period	0.04%		0.20%		0.12%
Allowance for loan losses	2.83%		15.89%		8.65%
Provisions for loan losses	—	x	2.66	x	1.98	x

Allowance for loan losses to:
Total loans	1.24%		1.29%		1.36%
Non-accrual loans	1.21	x	1.62	x	0.77	x
Non-performing loans	1.18	x	1.58	x	0.74	x
Net charge-offs	35.35	x	6.29	x	11.57	x

Loans 30-89 days past due and still accruing	$6,596,917		$2,570,825		$3,696,924
Loans 90 days past due and accruing	$134,485		$80,603		$277,250
Non-accrual loans	$4,363,589		$3,357,718		$7,472,830
Allowance for loan losses to loans 90 days or more past due and accruing	39.37	x	67.54	x	20.70	x

The $6,597,000 of loans in the 30-89 days past due category as of  June 30, 2007 consists of  a few relationships that migrated beyond the 30 days, but continue to make current payments although not in amounts sufficient to bring them to fully current status.  Of this amount, $1,000,000 was brought fully current subsequent to the quarter end.  The remainder are expected to be resolved in the third quarter.  The larger, problematic loans that entered into this category of delinquencies had been reflected in the allowance for loan loss allocation either through the general loan loss allocation, a specific reserve or through the qualitative factor adjustments.  Management believes the allocation of the allowance for loan losses on these loans is adequate to absorb the potential for losses and therefore did not require additional loan loss provisions.

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets.  As of June 30, 2007, non-performing assets represented 0.78% of total assets compared to 0.65% at December 31, 2006 and 1.36% at June 30, 2006.

The non-accrual loans increased by a net $1,006,000 during the first six months of 2007 to $4,364,000 at June 30, 2007.  Additions to the non-accrual loans component of the non-performing assets totaling $2,107,000 occurred during the first six months of 2007 as a few commercial loan relationships migrated to delinquent status and were placed on non-accrual.  These additions were partially offset by payoffs or pay downs of $591,000, $146,000 of loans returned to accruing status, charge-offs of $119,000 and $245,000 of loans that were transferred to other real estate owned.  The Bank’s Special Assets Committee has reviewed these loans and found the collateral to be adequate or made reserve allocations where deemed appropriate.

At June 30, 2007 the 90-day past due loans that were still accruing totaled $134,000, compared to $81,000 at December 31, 2006 and $277,000 at June 30, 2006.

There were no repossessed assets or other real estate owned at June 30, 2007.  All previously held real estate owned was sold.

Non-performing loans were $4,498,000 at June 30, 2007, an increase of $1,060,000 from year-end 2006, but a decline of $3,252,000 compared to June 30, 2006.  Declines occurred in the three portfolios: commercial loans, real estate and consumer.  The Special Assets Department had developed specific action plans for each of the Company’s non-performing loans and completed several of them.  The ratio of non-accrual loans to net loans was 1.04%, at June 30, 2007 compared to 1.79% at June 30, 2006.  It was up slightly from the year-end ratio of 0.80%.  At June 30, 2007, the ratio of non-performing loans to net loans was 1.07% compared to 0.82% at December 31, 2006 and 1.85% at June 30, 2006.  The ratio of non-performing assets to total assets was 0.78% at June 30, 2007 and 0.65% at December 31, 2006, both down from 1.36% at June 30, 2006.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2007	December 31, 2006	June 30, 2006

Loans past due 90 days or more and accruing	$134,485	$80,603	$277,250
Non-accrual loans	4,363,589	3,357,718	7,472,830
Total non-performing loans	4,498,074	3,438,321	7,750,080

Restructured loans	—	—	—
Other real estate owned	—	197,149	53,099
Repossessed assets	—	—	—
Total non-performing assets	$4,498,074	$3,635,470	$7,803,179

Net loans including AFS	$420,358,294	$417,321,048	$417,921,996
Total assets	$573,492,468	$562,317,988	$575,128,225
Non-accrual loans to net loans	1.04%	0.80%	1.79%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	1.07%	0.87%	1.87%
Non-performing assets to total assets	0.78%	0.65%	1.36%
Non-performing loans to net loans	1.07%	0.82%	1.85%

Bank premises and equipment, net

Bank premises and equipment increased $2,007,000, or 18%, since December 31, 2006.  The increase was due mostly to the transfer of capitalized costs from other assets and current year capital expenditures, both in conjunction with the completion of the Company’s branch relocation project.  These items were partially offset by the sale and disposal of property and equipment including the sale of an owned commercial facility previously leased to a non-related third party.

Other assets

The decrease in other assets of $200,000, or 4%, from December 31, 2006 to June 30, 2007 was principally due to the net reduction of $681,000 in capitalized costs that were transferred to bank premises and equipment in conjunction with the completion of the Company’s branch relocation project.  This was partially offset by an increase in deferred tax assets related to the increase in the unrealized loss within the Company’s AFS investment portfolio.

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

Compared to December 31, 2006 total deposits increased $10,997,000, or 3%, during the six months ended June 30, 2007.  The growth in total deposits was primarily due to increases in certificates of deposit and money market accounts partially offset by reductions in NOW, savings and DDAs.  The growth in the certificates of deposits was due to increases in the public fund sector which was largely offset by a decline in the NOW public fund accounts.  The increase in money market accounts of $9,781,000, or 14%, was due to the continued success in deposit-gathering strategies in conjunction with increased promotional interest rates, partially offset by a decrease in savings accounts.  The decline in DDAs was primarily from a decrease in official checks outstanding.

The following table represents the major components of deposits as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Money market	$82,140,255	19.5	$72,359,157	17.6
NOW	60,843,396	14.4	65,121,770	15.9
Savings and club	43,223,666	10.3	45,300,838	11.0
Certificates of deposit	163,056,424	38.7	153,810,855	37.5
Total interest-bearing	349,263,741	82.9	336,592,620	82.0
Non-interest-bearing	72,067,616	17.1	73,741,975	18.0
Total deposits	$421,331,357	100.0	$410,334,595	100.0

Certificates of deposit of $100,000 or more aggregated $70,318,000 and $63,020,000 at June 30, 2007 and December 31, 2006, respectively.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks for asset growth and liquidity needs.  Borrowings included $66,126,000 and $62,536,000 in long-term advances from the FHLB at June 30, 2007 and December 31, 2006, respectively.  To help reduce the Bank’s reliance on overnight funding, during the quarter $16,000,000 of advances that had matured or converted, and carried a weighted-average interest rate of 4.78%, were replaced with fixed- and capped floating- rate advances amounting to an aggregate of  $20,000,000 that mature in 2009 and carry an initial weighted-average interest rate of 5.40%.  Also included in borrowings were short-term repurchase agreements of $21,476,000 and $22,224,000, as of the respective periods.  Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  As of June 30, 2007, the Bank had $7,110,000 in overnight balances compared to $10,395,000 at December 31, 2006.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2007, the Company maintained a negative one-year cumulative gap of $60,715,000 or -10.6% of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of rising interest rates.  Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during a one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2007 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$198	$—	$—	$12,023	$12,221
Investment securities (1)(2)	15,221	7,079	23,104	66,712	112,116
Loans (2)	108,848	65,034	102,852	143,624	420,358
Fixed and other assets	—	8,331	—	20,466	28,797
Total assets	$124,267	$80,444	$125,956	$242,825	$573,492
Total cumulative assets	$124,267	$204,711	$330,667	$573,492

Non-interest-bearing transaction deposits (3)	$—	$7,206	$19,818	$45,044	$72,068
Interest-bearing transaction deposits (3)	96,229	—	35,968	54,010	186,207
Certificates of deposit	45,698	72,982	40,332	4,044	163,056
Repurchase agreements	21,294	181	—	—	21,475
Short-term borrowings	8,126	—	—	—	8,126
Long-term debt	13,177	533	10,415	42,000	66,125
Other liabilities	—	—	—	4,236	4,236
Total liabilities	$184,524	$80,902	$106,533	$149,334	$521,293
Total cumulative liabilities	$184,524	$265,426	$371,959	$521,293

Interest sensitivity gap	$(60,257)	$(458)	$19,423	$93,491

Cumulative gap	$(60,257)	$(60,715)	$(41,292)	$52,199

Cumulative gap to total assets	(10.51)%	(10.59)%	(7.20)%	9.10%

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

Earnings at Risk and Economic Value at Risk Simulations. The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static re-pricing gap analysis.  Although it will continue to measure its re-pricing gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet.  The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk,” and how both relate to the risk-based capital position when analyzing the interest rate risk.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2007 remained constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2007 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(10.0)%	5.0%
Net income	(29.1)	14.1

Economic value at risk:
Percent change in:
Economic value of equity	(27.4)	8.4
Economic value of equity as a percent of total assets	(3.1)	0.9

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2007, the Company’s risk-based capital ratio was 13.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2007 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$16,599	$(1,848)	(10.0)%
+100 basis points	17,839	(608)	(3.3)
Flat rate	18,447	—	—
-100 basis points	19,213	766	4.2
-200 basis points	19,371	924	5.0

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

As of June 30, 2007, the Company maintained approximately $12,221,000 in cash and cash equivalents, $106,713,000 of investments AFS and $205,000 of loans AFS.  In addition, as of June 30, 2007, the Company had approximately $127,162,000 available to borrow from the FHLB and $30,000,000 available from other correspondent banks.  This combined total of $276,301,000 represented 48% of total assets at June 30, 2007.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the first half of 2007, shareholders’ equity increased from net income, stock issuance from the Company’s various sponsored stock plans, partially offset by an increase in the unrealized loss on AFS securities, a decrease in the intrinsic value of the Bank’s cash flow hedge and the declaration of cash dividends.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

As of June 30, 2007, the Company and the Bank met all capital adequacy requirements to which it was subject.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2007:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$59,579,254	13.9	% ≥	$34,423,338	≥	8.0%		N/A		N/A
Bank	$59,252,490	13.8	% ≥	$34,417,303	≥	8.0	% ≥	$43,021,629	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$54,194,168	12.6	% ≥	$17,211,669	≥	4.0%		N/A		N/A
Bank	$53,948,927	12.5	% ≥	$17,208,651	≥	4.0	% ≥	$25,812,977	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$54,194,168	9.6	% ≥	$22,690,263	≥	4.0%		N/A		N/A
Bank	$53,948,927	9.5	% ≥	$22,675,370	≥	4.0	% ≥	$28,344,213	≥	5.0%

Item 4.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

None

Item 3.     Default Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 1, 2007, the judges of election made the report concerning the results of balloting.  Holders of 1,628,253 shares of common stock, representing 79% of the total number of shares outstanding, were represented in person or by proxy at the 2007 annual meeting of shareholders.

The following votes were cast:

Election of Class C Directors to serve for a three-year term:

	For	Withhold authority	Abstain
Brian J. Cali	1,612,938	15,315	—
Patrick J. Dempsey	1,613,916	14,336	—

In addition to the above elected Class C Directors, at the conclusion of its annual meeting, the Company’s Board of Directors consisted of: Samuel C. Cali, Mary E. McDonald and David L. Tressler, Sr. as Class B Directors whose term expires in 2008; and Paul A. Barrett, John T. Cognetti and Michael J. McDonald as Class A Directors whose term expires in 2009.  Mr. Barrett passed away on May 14, 2007.

Ratification of independent certified public accountants:

	For	Against	Abstain
Parente Randolph, LLC	1,620,487	7,234	—

Item 5.     Other Information

                           None

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-Q:

*10.1

Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

11

Statement regarding computation of earnings per share.  Included herein in Note 2, “Earnings per share,”contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan or arrangement.

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

Date: August 6, 2007	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: August 6, 2007	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page

10.1 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*

11 Statement regarding computation of earnings per share. Included herein.	8

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	30

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	31

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

* Incorporated by Reference