Form 10-Q
period 2007-09-30
FIDELITY D & D BANCORP INC
filed 2007-11-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐   YES    ☒   NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 31, 2007, the latest practicable date, was 2,072,929 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2007

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)

Assets:
Cash and due from banks	$13,187,169	$13,732,137
Interest-bearing deposits with financial institutions	183,943	68,711

Total cash and cash equivalents	13,371,112	13,800,848

Available-for-sale securities	120,700,576	98,841,364
Held-to-maturity securities	1,196,077	1,569,372
Federal Home Loan Bank Stock	3,558,300	3,795,100
Loans and leases, net (allowance for loan losses of $4,990,855 in 2007 and $5,444,303 in 2006)	420,790,921	417,199,048
Loans available-for-sale (fair value $388,121 in 2007; $123,156 in 2006)	382,000	122,000
Bank premises and equipment, net	13,306,479	11,324,465
Cash surrender value of bank owned life insurance	8,408,987	8,177,961
Other assets	4,399,408	4,788,105
Accrued interest receivable	2,880,243	2,502,576
Foreclosed assets held for sale	107,036	197,149

Total assets	$589,101,139	$562,317,988

Liabilities:
Deposits:
Interest-bearing	$368,512,228	$336,592,620
Non-interest-bearing	70,544,329	73,741,975

Total deposits	439,056,557	410,334,595

Accrued interest payable and other liabilities	4,658,726	4,179,170
Short-term borrowings	28,579,498	33,656,150
Long-term debt	62,917,875	62,536,210

Total liabilities	535,212,656	510,706,125

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding, 2,072,929 shares in 2007 and 2,057,433 shares in 2006	19,214,460	18,702,537
Retained earnings	35,851,823	33,874,118
Accumulated other comprehensive loss	(1,177,800)	(964,792)

Total shareholders’ equity	53,888,483	51,611,863

Total liabilities and shareholders’ equity	$589,101,139	$562,317,988

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Interest income:
Loans and leases:
Taxable	$7,223,183	$7,122,621	$21,540,100	$20,500,909
Nontaxable	122,594	104,193	350,463	357,813
Interest-bearing deposits with financial institutions	2,190	2,045	6,911	6,821
Investment securities:
U.S. government agency and corporations	1,093,098	918,070	3,029,358	2,789,335
States and political subdivisions (nontaxable)	124,922	149,611	374,273	440,929
Other securities	278,100	239,280	804,522	668,492
Federal funds sold	48,259	58,746	102,913	94,872

Total interest income	8,892,346	8,594,566	26,208,540	24,859,171

Interest expense:
Deposits	3,420,693	3,132,402	9,977,394	8,279,425
Securities sold under repurchase agreements	124,089	177,668	355,122	476,543
Other short-term borrowings and other	26,013	51,661	360,025	275,852
Long-term debt	899,196	919,338	2,466,898	3,018,121

Total interest expense	4,469,991	4,281,069	13,159,439	12,049,941

Net interest income	4,422,355	4,313,497	13,049,101	12,809,230

(Credit) provision for loan losses	(60,000)	75,000	(60,000)	325,000

Net interest income after provision for loan losses	4,482,355	4,238,497	13,109,101	12,484,230

Other income:
Service charges on deposit accounts	784,847	698,839	2,179,086	1,965,620
Gain (loss) on sale of:
Loans	52,821	20,707	120,717	62,550
Investment securities	—	—	—	(166)
Premises and equipment	1,248	(16,334)	74,881	(14,774)
Leased assets	—	—	—	15,154
Foreclosed assets held-for-sale	405	(4,416)	143,154	(3,795)
Fees and other service charges	469,440	437,479	1,333,700	1,324,463

Total other income	1,308,761	1,136,275	3,851,538	3,349,052

Other expenses:
Salaries and employee benefits	2,201,532	2,078,715	6,501,861	6,059,586
Premises and equipment	807,978	810,235	2,398,088	2,434,645
Advertising	156,848	164,855	499,473	453,132
Other	1,022,813	941,959	2,990,345	2,919,300

Total other expenses	4,189,171	3,995,764	12,389,767	11,866,663

Income before provision for income taxes	1,601,945	1,379,008	4,570,872	3,966,619

Provision for income taxes	424,023	349,032	1,189,866	966,392

Net income	$1,177,922	$1,029,976	$3,381,006	$3,000,227

Per share data:
Net income - basic	$0.57	$0.51	$1.64	$1.47
Net income - diluted	$0.57	$0.51	$1.64	$1.47
Dividends	$0.24	$0.22	$0.68	$0.66

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2007 and 2006

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2005 (audited)	1,854,217	$10,594,901	$39,363,461	$(1,112,333)	$48,846,029
Cumulative effect of change in accounting principle, net of tax			(343,717)		(343,717)
Total comprehensive income:
Net income			3,000,227		3,000,227
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(30,125)	(30,125)
Comprehensive income					2,970,102
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend Reinvestment Plan	12,023	427,003			427,003
Stock-based compensation expense		28,744			28,744
Cash dividends declared			(1,349,656)		(1,349,656)
Stock dividend declared	185,394	7,462,100	(7,469,548)		(7,448)

Balance, September 30, 2006 (unaudited)	2,053,205	$18,560,899	$33,200,767	$(1,142,458)	$50,619,208

Balance, December 31, 2006 (audited)	2,057,433	$18,702,537	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income			3,381,006		3,381,006
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(367,665)	(367,665)
Change in cash flow hedge intrinsic value				154,657	154,657
Comprehensive income					3,167,998
Issuance of common stock through Employee Stock Purchase Plan	2,266	67,820			67,820
Dividends reinvested through Dividend Reinvestment Plan	13,230	437,145			437,145
Stock-based compensation expense		6,958			6,958
Cash dividends declared			(1,403,301)		(1,403,301)

Balance, September 30, 2007 (unaudited)	2,072,929	$19,214,460	$35,851,823	$(1,177,800)	$53,888,483

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income	$3,381,006	$3,000,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	929,540	1,005,861
(Credit) provision for loan losses	(60,000)	325,000
Deferred income tax expense (benefit)	27,890	(27,073)
Stock-based compensation expense	6,958	28,744
Loss from investment in limited partnership	60,300	67,500
Proceeds from sale of loans available-for-sale	12,121,477	8,081,253
Originations of loans available-for-sale	(12,260,760)	(8,011,308)
Increase in cash surrender value of life insurance	(231,026)	(213,273)
Net gain on sale of loans	(120,717)	(62,550)
Net loss on sale of investment securities	—	166
Net (gain) loss on sale of foreclosed assets held-for-sale	(143,154)	3,795
Net (gain) loss on disposal of premises and equipment	(74,881)	14,774
Change in:
Accrued interest receivable	(377,667)	(800,347)
Other assets	(102,938)	(185,187)
Accrued interest payable and other liabilities	480,771	493,341

Net cash provided by operating activities	3,636,799	3,720,923

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	372,503	274,397
Available-for-sale securities:
Proceeds from sales	—	1,537,338
Proceeds from maturities, calls and principal pay-downs	9,784,761	16,798,981
Purchases	(31,953,887)	(22,776,489)
Net decrease in FHLB stock	236,800	1,368,800
Net increase in loans and leases	(3,883,909)	(7,005,816)
Proceeds from sale of premises and equipment	248,833	1,560
Acquisition of bank premises and equipment	(2,584,363)	(1,026,158)
Proceeds from sale of foreclosed assets held-for-sale	584,088	55,890

Net cash used in investing activities	(27,195,174)	(10,771,497)

Cash flows from financing activities:
Net increase in deposits	28,721,962	40,231,147
Net decrease in short-term borrowings	(5,076,652)	(5,946,258)
Repayments of long-term debt	(19,618,335)	(34,114,126)
Proceeds from long-term debt advances	20,000,000	16,000,000
Proceeds from employee stock purchase plan	67,820	48,151
Dividends paid, net of dividends reinvested	(966,156)	(922,653)
Cash payments in lieu of fractional shares on stock dividend	—	(7,448)

Net cash provided by financing activities	23,128,639	15,288,813

Net (decrease) increase in cash and cash equivalents	(429,736)	8,238,239

Cash and cash equivalents, beginning	13,800,848	12,594,540

Cash and cash equivalents, ending	$13,371,112	$20,832,779

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

In the opinion of management, the consolidated balance sheets as of September 30, 2007 and December 31, 2006 and the related consolidated statements of income for the three- and nine- month periods ended September 30, 2007 and 2006 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses (the allowance). Management believes that the allowance, as of September 30, 2007, is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association or the Pennsylvania Housing Finance Authority. To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio. From time-to-time, the Bank may originate Small Business Administration (SBA) loans AFS. The fair value of SBA loans, classified as AFS, is obtained from an outside pricing source. The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained. As of September 30, 2007, the AFS loan portfolio consisted of residential mortgages.

2.              Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common stock outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company. The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares. Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Nine months ended September 30,	2007	2006

Basic EPS:
Net income available to common shareholders	$3,381,006	$3,007,227
Weighted-average common shares outstanding	2,064,578	2,045,872
Basic EPS	$1.64	$1.47

Diluted EPS:
Net income available to common shareholders	$3,381,006	$3,007,227
Weighted-average common shares outstanding	2,064,578	2,045,872
Dilutive potential common shares	608	1,454
Weighted-average common shares and dilutive potential shares	2,065,186	2,047,326
Diluted EPS	$1.64	$1.47

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

The Company established the 2000 Independent Directors Stock Option Plan and reserved 55,000 shares of its un-issued capital stock for issuance under the plan. Under the 2000 Independent Directors Stock Option Plan, each outside director is awarded stock options to purchase 500 shares of the Company’s common stock on the first business day of January, each year, at the fair market value on date of grant. No stock options were awarded during the first nine months of 2007 or for the year ended December 31, 2006, due to the directors’ voluntary election to forego the award. At September 30, 2007 there were 14,850 unexercised stock options outstanding under this plan. On October 2, 2007, the Company amended the 2000 Independent Directors Stock Option Plan. For a further discussion on the amendment, see Note 6, below.

The Company also established the 2000 Stock Incentive Plan and reserved 55,000 shares of its un-issued capital stock for issuance under the plan. Under the 2000 Stock Incentive Plan, key officers and certain other employees are eligible to be awarded qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant. No stock options were awarded during the first nine months of 2007. During the first nine months of 2006, 2,200 stock options were issued under this plan at a grant-date fair value of $6.21 per share. The options vest over a six month period and for the nine months ended September 30, 2006 approximately $14,000 of stock-based compensation expense was recorded and is included as a component of salaries and employee benefits in the consolidated statements of income. As of September 30, 2007, there were 5,830 unexercised stock options outstanding under this plan. On October 2, 2007, the Company amended the 2000 Stock Incentive Plan. For a further discussion on this amendment, see Note 6, below.

In addition to the two stock option plans above, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan. The plan was designed to promote broad-based employee ownership of the Company’s stock. Under the 2002 ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date. At September 30, 2007, 8,317 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R. The Company recognizes compensation expense on its ESPP on the date the shares are purchased. For the nine months ended September 30, 2007 and 2006, compensation expense related to the ESPP approximated $7,000 and $15,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

4.              Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility. This interest rate risk management strategy entails the use of interest rate floors, caps and swaps. During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio. The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate. When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase. The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133. Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $155,000, is recorded as a component of other comprehensive income (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $131,000, is recorded in the consolidated statements of income as a reduction of interest income for the nine months ended September 30, 2007. No gain or loss has been recognized in earnings due to hedge ineffectiveness as of September 30, 2007. As of September 30, 2007, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.

Also, as of September 30, 2007, the fair value of the derivative contract approximated $249,000 and is a component of other assets in the consolidated balance sheet.

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

The Company adopted FIN 48 during the first quarter of 2007 and has evaluated its material tax positions as of September 30, 2007. The adoption of FIN 48 does not have an immediate effect on its consolidated financial statements. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to September 30, 2007, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated statements of income.

As of September 30, 2007, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, as of September 30, 2007, there were no penalties and interest recognized in the consolidated statements of income as a result of the adoption of FIN 48, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.

6.              Subsequent events

On October 2, 2007, the Board of Directors of the Company approved amendments to the 2000 Stock Incentive Plan (the Incentive Plan) and the 2000 Independent Directors Stock Option Plan (the Directors’ Plan) (collectively, the Plans).

Various amendment provisions to the Plans concerning the administration of the Plans are intended to qualify the Plans for exemption from the application of Section 409A of the Internal Revenue Code, as contemplated by the recently released final Treasury Regulations under the Code. The Incentive Plan was also amended to provide that no qualified stock options will be granted after the date of the amendment. The Directors’ Plan was also amended to remove the automatic stock option grant in January of each year and allow the grant of stock options at any time at the discretion of the Company’s Board of Directors. The Directors’ Plan also adds a six-month vesting period for options granted.

The Company does not expect the amendments to the Plans to have a material impact on the results of operations or financial condition of the Company.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2007 compared to December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and 2006. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2006 Annual Report filed on Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Overview

Net income for the third quarter of 2007 was $1,178,000, or a 14% increase compared to $1,030,000 recorded in the same quarter in 2006. Diluted earnings per share were $0.57 and $0.51 for each of the respective periods. For the nine months ended September 30, 2007, net income was $3,381,000, or $1.64 per share compared to $3,007,000, or $1.47 per share for the nine months ended September 30, 2006. The increase in net income for both the quarter and nine months ended September 30, 2007, compared to the prior year periods, was the result of increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and the provision for income taxes.

The increase in net income was the primary cause of the improvements in return on average assets (ROA) and return on average shareholders’ equity (ROE) to 0.81% and 8.80%, respectively, for the three months ended September 30, 2007 compared to 0.72% and 8.18%, respectively, for the same period in 2006. For the nine months ended September 30, 2007, ROA and ROE were 0.79% and 8.57% compared to 0.71% and 8.12% for the nine month period of 2006.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $109,000 to $4,422,000 for the third quarter of 2007, from $4,313,000 recorded in the same period of 2006. The increase in net interest income was principally caused by the increase in interest income on interest-earning assets being greater than the increase in interest expense on interest-bearing liabilities. Interest income increased by $298,000 during the current year quarter compared to the third quarter of 2006 with increases in both the loan and investment portfolios. While average interest-earning assets increased by more than $9,000,000 during the period, the rise in interest income was also bolstered by an increase in yield of 11 basis points. Further contributing to the improvement in interest income was a decline in the average balance of non-accrual loans which decreased by approximately $2,200,000 for the quarter ended September 30, 2007 compared to the same 2006 quarter. Partially offsetting the increase in interest income was an increase in interest expense of $189,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Interest-bearing deposits increased by approximately $10,000,000, on average, and the rates paid thereon increased 22 basis points. The increase in deposit rates was primarily from certificate of deposit accounts which increased 53 basis points on the quarter-to-quarter comparison. Rates paid on savings and transaction accounts declined during the period. The Bank will continue its competitive effort to raise deposit levels and reduce its dependency on borrowings. Interest expense on borrowings and repurchase agreements declined $100,000 in the third quarter of 2007, compared to the third quarter of 2006, due mostly to a $5,400,000 decline in the average balances.

During the third quarter of 2007, the Bank’s tax-equivalent margin and spread were 3.31% and 2.60%, respectively, compared to 3.29% and 2.62% during the third quarter of 2006. The decline in spread was due to rates on interest-bearing liabilities increasing to a higher level than yields earned from interest-earning assets during the third quarter of 2007 compared to the same 2006 quarter. The improvement in margin is from higher net interest income in the third quarter of 2007 compared to the third quarter of 2006.

Similar to the third quarter comparisons, the Bank’s tax-equivalent margin and spread for the nine months ended September 30, 2007 were 3.34% and 2.63%, respectively, compared to 3.30% and 2.67% during the same period of 2006. The decline in spread was from interest rates paid on costing liabilities outpacing the yields from earning assets. The cost of interest-bearing deposits increased 51 basis points during the first nine months of 2007 compared to the same period of 2006. However, success in deposit gathering strategies has resulted in a $13,900,000 increase in average balances of interest-bearing deposits and enabled the Bank to reduce its position on high-cost borrowings by approximately $11,800,000 on average. As a result, interest expense increased $1,109,000, or 9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Offsetting the increase in interest expense was an increase in interest income of $1,349,000, or 5%, for the comparable periods. The migration of large non-accrual commercial loans to performing status as well as higher earning yields from all loan categories and the investment portfolio helped increase the yield on interest-earning assets by 31 basis points during the first nine months of 2007 compared to the same 2006 period. The four basis point improvement in the tax-equivalent margin is from higher net interest income which increased $197,000, or 2%, compared to 2006 on a slightly higher level of average interest-earning assets during the nine months of 2007.

The interest rate environment has improved slightly during the past several months, but continues to remain challenging. The yield curve which has become more positively sloped, with the recent fed rate cut, should help improve the operating environment for the Bank. This in conjunction with our successful deposit gathering strategies, debt reduction, and improved credit quality of the Bank’s earning assets should continue to help position the Bank to optimize net interest income during this challenging rate environment and should be further enhanced when the shape of the yield curve returns to an even steeper, more positive slope.

The following tables set forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006
Average interest-earning assets:
Loans and leases	$425,502	$420,256	$423,811	$418,354	$418,390
Investments	116,969	112,107	112,063	116,262	115,319
Federal funds sold	3,626	4,414	2,604	2,618	2,479
Interest-bearing deposits	161	181	187	221	240
Total	$546,259	$536,958	$538,665	$537,455	$536,428

Average interest-bearing liabilities:
Other interest-bearing deposits	$191,526	$197,727	$196,036	$185,014	$185,786
Certificates of deposit	167,815	151,387	156,869	154,008	154,474
Borrowed funds	67,392	70,175	70,552	82,339	79,627
Repurchase agreements	21,152	23,779	19,132	24,203	23,391
Total	$447,885	$443,068	$442,589	$445,564	$443,278

Interest income (FTE):
Loans and leases	$7,409	$7,281	$22,071	$21,043	$28,357
Investments	1,568	1,393	4,424	4,154	5,612
Federal funds sold	48	59	103	95	123
Interest-bearing deposits	2	2	7	7	9
Total	$9,027	$8,735	$26,605	$25,299	$34,101

Interest expense:
Other interest-bearing deposits	$1,468	$1,572	$4,652	$3,947	$5,467
Certificates of deposit	1,953	1,560	5,325	4,332	6,026
Borrowed funds	925	971	2,827	3,294	4,244
Repurchase agreements	124	178	355	477	624
Total	$4,470	$4,281	$13,159	$12,050	$16,361

Net interest income (FTE)	$4,557	$4,454	$13,446	$13,249	$17,740

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006
Yield on average interest-earning assets
Loans and leases	6.91%	6.87%	6.96%	6.73%	6.78%
Investments	5.32%	4.93%	5.28%	4.78%	4.87%
Federal funds sold	5.28%	5.28%	5.28%	4.84%	4.97%
Interest-bearing deposits	5.39%	4.48%	4.93%	4.12%	3.82%
Total	6.56%	6.45%	6.60%	6.29%	6.36%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	3.04%	3.16%	3.17%	2.85%	2.94%
Certificates of deposit	4.62%	4.09%	4.54%	3.76%	3.90%
Borrowed funds	5.45%	5.49%	5.36%	5.35%	5.33%
Repurchase agreements	2.33%	2.96%	2.48%	2.63%	2.67%
Total	3.96%	3.83%	3.98%	3.62%	3.69%

Net interest spread	2.60%	2.62%	2.62%	2.67%	2.67%
Net interest margin	3.31%	3.29%	3.34%	3.30%	3.31%

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

•                  Changes in risk selection and underwriting standards

•                  Changes in lending policies, procedures and practices

•                  Experience, ability and depth of lending management

•                  National and local economic trends and conditions

•                  Changes in credit concentrations

The provision for loan losses for the three and nine months ended September 30, 2006 was $75,000 and $325,000, respectively, compared to a credit for loan losses of $60,000 for each of the respective periods of 2007. In 2007, the Company did not need to make provisions and had to reduce the allowance for loan losses due to a substantially reduced level of internally criticized and classified assets during the three, nine and twelve months ended September 30, 2007. These reductions occurred as a result of some adversely rated loans which either were upgraded due to credit improvement or were repaid.

The Bank’s non-performing loans, which consists of loans past due 90 days or more which are accruing, plus non-accruing loans, increased $1,245,000, or 36%, to $4,684,000 since December 31, 2006. However, non-performing loans on a comparative year-to-year basis declined by $396,000, from $5,079,000 at September 30, 2006 to $4,684,000 at September 30, 2007. The non-accrual component of non-performing loans showed a $565,000 increase while the 90 day delinquencies declined $961,000 in the same period. The increase at September 30, 2007 in the non-accrual loans occurred mainly because of one commercial loan, which is secured by a first lien mortgage on real estate, migrated to non-accrual status. The decline in the 90 day delinquencies results from both payments received to bring loans current and movement of a loan to non-accrual status.

No provisions for loan losses were necessary during the first three quarters of 2007. After taking into account charge-offs, recoveries, and a $60,000 reduction of the allowance, the allowance for loan losses was $4,991,000 at September 30, 2007 as compared to $5,843,000 at September 30, 2006. Although the non-accruals mentioned above increased from September 30, 2006 and also from December 31, 2006, other adversely criticized and classified loans were substantially reduced from the same periods, which lead to an excess reserve position, which in turn had to be placed back into earnings according to Company policy.

Other income

Total other (non-interest) income improved $172,000, or 15%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Contributing to the increase were growth in deposit, financial services and trust related fees, increases from sales of mortgage loans into the secondary market and a 2006 loss from the disposal of premises and equipment that did not recur in 2007. The growth in deposit fees was primary caused by overdraft charges.

For the nine months ended September 30, 2007, other income increased $502,000, or 15%, compared to the nine months ended September 30, 2006. The Bank recognized net gains of $143,000 from sales of foreclosed properties and experienced growth in deposit and financial services revenue of $251,000, on a combined basis. The gain from the sale of foreclosed properties was the result of excess collateral value compared to the net book value of the sold foreclosed property. The growth in deposit fees was due principally from overdraft charges. Also contributing to the increase was a first quarter 2007 gain from the sale of an owned commercial facility previously leased to a non-related third party.

Other operating expenses

For the quarter ended September 30, 2007, other (non-interest) expenses increased $193,000, or 5%, compared to the same 2006 quarter. Salaries and related employee benefits increased $123,000, or 6%, due to higher salary and recognition of performance-based incentives. The $81,000 increase in other expenses was caused by moderate increases in professional services, donations, ATM and other branch-related expenses.

For the nine months ended September 30, 2007, other expenses increased $523,000, or 4%, compared to the nine months ended September 30, 2006. Salary and related employee benefits increased $442,000, or 7%, due to pay increases and recognition of performance-based incentives. Advertising increased $46,000, or 10%, during the period caused principally by the activities associated with the grand opening and relocation project of one of the Bank’s branch offices. Other expenses increased $71,000, or 2%, for the comparative periods due mostly to increased professional fees, mortgage appraisals, ATM and other branch related expenses.

Income tax provision

Compared to 2006, income before provision for income taxes for the third quarter and the first nine months of 2007 increased $223,000 and $604,000, respectively. The effective federal income tax rate was 26.5% and 26.0% for the three and nine months ended September 30, 2007, compared to 25.3% and 24.4% for each of the respective 2006 periods. The effective tax rate increase is attributable to higher pre-tax earnings and a net decrease in tax-free income, collectively representing a smaller portion of pre-tax earnings.

COMPARISON OF FINANCIAL CONDITION AT

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Overview

Consolidated assets increased $26,783,000, or 5%, during the nine months ended September 30, 2007. The net asset increase was due to increases in total deposits of $28,722,000 and shareholders’ equity of $2,277,000 partially offset by a net reduction in borrowings of $4,695,000.

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

At September 30, 2007, the carrying value of investment securities totaled $121,897,000, or 21% of total assets compared to $100,411,000, or 18% of total assets at December 31, 2006. Also as of September 30, 2007, approximately 47% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Agency, corporate and municipal bonds comprised 31%, 12% and 10%, respectively, of the investment portfolio at September 30, 2007.

As illustrated in the following table of amortized cost and fair market value of investment securities, the portfolio is comprised of HTM and AFS securities with carrying values of $1,196,000 and $120,701,000, respectively. At September 30, 2007, the AFS debt securities were recorded with a net unrealized loss in the amount of $2,207,000 and equity securities were recorded with an unrealized gain of $187,000 (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$1,196	$24	$—	$1,220

Available-for-sale securities:
U.S. government agencies and corporations	$38,204	$61	$863	$37,402
Obligations of states and political subdivisions	12,139	23	79	12,083
Corporate bonds	15,223	—	227	14,996
Mortgage-backed securities	56,876	32	1,154	55,754

Total debt securities	122,442	116	2,323	120,235

Equity securities	279	187	—	466

Total available-for-sale	$122,721	$303	$2,323	$120,701

The amortized cost and fair value of debt securities at September 30, 2007 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,196	$1,220

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,000	$993
Due after one year through five years	5,999	5,985
Due after five years through ten years	19,256	19,207
Due after ten years	39,311	38,296
Total debt securities	65,566	64,481

Mortgage-backed securities	56,876	55,754

Total available-for-sale debt securities	$122,442	$120,235

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

At September 30, 2007, the AFS debt securities portfolio was carried at a net unrealized loss of $2,207,000 compared to a net unrealized loss of $1,656,000 at December 31, 2006, or a deterioration of $551,000. A large portion of the unrealized losses was for a continuous period of more than 12 months. Management believes the cause of these unrealized losses is directly related to changes in market interest rates. As of September 30, 2007, most of the deterioration of the AFS debt portfolio is from investments that are guaranteed by the U.S. government or one of its agencies. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the U.S. government, its agencies or other governments, whether downgrades by bond rating agencies have occurred and, if necessary, reviews of the issuer’s financial condition. Because the decline in market values is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those securities until recovery of fair value, which may be maturity, management views these unrealized losses to be temporary.

Excluding the net unrealized loss, the investment portfolio grew $22,043,000, or 22%, during the first nine months of 2007. The Company utilized growth in deposits to grow the portfolio as well as to reduce short-term borrowings. The current interest rate environment, though improving, has been essentially a sustained period of yield curve inversion that continues to preclude structured investment portfolio growth. As such, the Company will attempt to replace investment securities that mature, pay-down, are called or amortize with bonds that provide incremental earnings above the Bank’s funding sources. In addition, cash flows from investments may be used to repay debt and fund growth in the loan portfolio.

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

At September 30, 2007, loans AFS amounted to $382,000 with a corresponding fair value of $388,000, compared to $122,000 and $123,000, respectively, at December 31, 2006. During the third quarter of 2007, residential mortgages with principal balances of $4,795,000 were sold into the secondary market with net gains of approximately $53,000 recognized.

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

The majority of our loan portfolio is collateralized, at least in part, by real estate in the greater Lackawanna and Luzerne Counties of Pennsylvania. Commercial lending activities generally involve a greater degree of credit risk than residential lending because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on commercial loans depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations. As such, commercial loans require more ongoing evaluation and monitoring which occurs from the loan officers’ interaction with the Bank’s credit administration and outsourced loan review functions.

Gross loans increased $3,138,000, or 0.7% to $425,781,000 at September 30, 2007 compared to $422,643,000 at December 31, 2006. The increase in residential real estate is from transfers of real estate construction funding to permanent financing. The composition of the loan portfolio as of September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial and commercial real estate	$218,861,143	51.4	$218,213,216	51.6
Residential real estate	117,098,994	27.5	112,742,692	26.7
Consumer and home equity	78,051,965	18.3	77,729,520	18.4
Real estate construction	11,235,730	2.6	13,369,712	3.2
Direct financing leases	533,944	0.1	588,211	0.1
Gross loans	425,781,776	100.0	422,643,351	100.0
Allowance for loan losses	(4,990,855)		(5,444,303)
Net loans	$420,790,921		$417,199,048

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two levels are specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•      Identification of specific impaired loans by loan category;

•      Calculation of specific allowances where required for the impaired loans based on collateral and objective and quantifiable evidence;

•      Determination of homogenous pools by loan category and eliminating the impaired loans.

•      Application of historical loss percentages (five-year average) to pools to determine the allowance allocation; and

•      Application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for different categories of loans is based on the methodology as explained above. A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. The changes in the allocations from period to period are also based upon the credit risk grading assigned from periodic reviews of the loan and lease portfolios.

Net charge-offs for the nine months ended September 30, 2007 were $393,000, compared to $466,000 for the same period in 2006. Net charge-offs of commercial loans were $340,000 for the nine months ended September 30, 2007 compared to net charge-offs of $289,000 for the same period of 2006. Real estate loans had net recoveries of $15,000 in the first nine months of 2007 as compared to net charge-offs of $65,000 in the first nine months of 2006. Consumer loan net charge-offs were $68,000 in the nine months ended September 30, 2007 as compared to $112,000 for the same period of 2006. There were no lease financing charge-offs during 2007.

Management believes that the current balance in the allowance for loans losses of $4,991,000 is sufficient to withstand the identified potential credit quality issues that may arise and are inherent to the portfolio. Currently, management is unaware of any potential problem loans that have not been addressed. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy. However, there could be instances which become identified over the year that may require charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.17% at September 30, 2007 compared to 1.29% at December 31, 2006 and 1.41% at September 30, 2006. The reduced level of the allowance was driven by a reduction in the level of internally criticized and classified loans during 2007, which in turn reduced the need for loan loss provisions.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
	September 30, 2007		December 31, 2006		September 30, 2006

Balance at beginning of period	$5,444,303		$5,984,649		$5,984,649

(Credit) provision for loan losses	(60,000)		325,000		325,000

Charge-offs:
Commercial	356,989		660,471		350,203
Residential real estate	1,585		109,164		65,759
Consumer	188,171		285,379		226,812
Total	546,745		1,055,014		642,774

Recoveries:
Commercial	16,979		64,173		60,732
Residential real estate	16,560		532		502
Consumer	119,758		124,763		115,229
Lease financing	—		200		200
Total	153,297		189,668		176,663

Net charge-offs	393,448		865,346		466,111

Balance at end of period	$4,990,855		$5,444,303		$5,843,538

Total loans, end of period	$426,163,776		$422,765,351		$415,494,402

Net charge-offs to:
Loans, end of period	0.09%		0.20%		0.11%
Allowance for loan losses	7.88%		15.89%		7.98%
Provision for loan losses	—	x	2.66x		1.43	x

Allowance for loan losses to:
Total loans	1.17%		1.29%		1.41%
Non-accrual loans	1.07	x	1.62	x	1.43	x
Non-performing loans	1.07	x	1.58	x	1.15	x
Net charge-offs	12.68	x	6.29	x	12.54	x

Loans 30-89 days past due and still accruing	$2,907,941		$2,570,825		$2,525,382
Loans 90 days past due and accruing	$35,891		$80,603		$997,148
Non-accrual loans	$4,647,858		$3,357,718		$4,082,222
Allowance for loan losses to loans 90 days or more past due and accruing	139.06	x	67.54	x	5.86	x

The $2,908,000 of loans in the 30-89 days past due category as of  September 30, 2007 consists of  several loan relationships that migrated beyond the 30 days, but payments are expected, returning them to fully current status.

The internally criticized and classified loans are addressed in the allowance for loan loss allocation either through the general loan loss allocation, a specific reserve or through the qualitative factor adjustments. Management believes the allocation of the allowance for loan losses on these loans is adequate to absorb the potential for losses and therefore did not require additional loan loss provisions.

Non-performing assets

The Bank defines non-performing assets as accruing loans which are past due 90 days or more, non-accrual loans, restructured loans, other real estate owned and repossessed assets. As of September 30, 2007, non-performing assets represented 0.81% of total assets compared to 0.65% at December 31, 2006 and 0.93% at September 30, 2006.

The non-accrual loans component of the non-performing assets increased by a net $1,290,000 during the first nine months of 2007 to $4,648,000 at September 30, 2007. Additions to the non-accrual loans totaling $2,823,000 occurred during the first nine months of 2007, as a number of loan relationships migrated to delinquent status and were placed on non-accrual. However, these additions were partially offset by payoffs or pay downs of $906,000, $146,000 of loans returned to accruing status, charge-offs of $129,000 and $352,000 of loans that were transferred to other real estate owned. The Bank’s Special Assets Committee has reviewed non-accrual loans at September 30, 2007 and found the collateral to be adequate or has made reserve allocations where deemed appropriate.

At September 30, 2007 the 90-day past due loans that were still accruing totaled $36,000, compared to $81,000 at December 31, 2006 and $997,000 at September 30, 2006.

There were no repossessed assets at September 30, 2007. Other real estate owned was $107,000 at September 30, 2007. An offer to purchase the property is currently pending.

Non-performing loans are defined as accruing loans that are past due 90 days or more and non-accruing loans. The non-performing loans were $4,684,000 at September 30, 2007, an increase of $1,245,000 from year-end 2006, but a decline of $396,000 compared to September 30, 2006. The bank’s Special Assets Department has developed specific action plans to reduce each of the Company’s non-performing loans. The ratio of non-accrual loans to net loans was 1.10%, at September 30, 2007 compared to 1.00% at September 30, 2006. It was up slightly from the year-end ratio of 0.80%. At September 30, 2007, the ratio of non-performing loans to net loans was 1.11% compared to 0.82% at December 31, 2006 and 1.24% at September 30, 2006. The ratio of non-performing assets to total assets was 0.81% at September 30, 2007 and 0.65% at December 31, 2006, both down from 0.93% at September 30, 2006.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2007	December 31, 2006	September 30, 2006

Loans past due 90 days or more and accruing	$35,891	$80,603	$997,148
Non-accrual loans	4,647,858	3,357,718	4,082,222
Total non-performing loans	4,683,749	3,438,321	5,079,370

Restructured loans	—	—	—
Other real estate owned	107,036	197,149	131,849
Repossessed assets	—	—	—
Total non-performing assets	$4,790,785	$3,635,470	$5,211,219

Net loans including AFS	$421,172,921	$417,321,048	$410,072,053
Total assets	$589,101,139	$562,317,988	$562,840,483
Non-accrual loans to net loans	1.10%	0.80%	1.00%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	1.14%	0.87%	1.27%
Non-performing assets to total assets	0.81%	0.65%	0.93%
Non-performing loans to net loans	1.11%	0.82%	1.24%

Bank premises and equipment, net

Bank premises and equipment increased $1,982,000, or 18%, since December 31, 2006. The increase was due mostly to current year capital expenditures and the transfer of capitalized costs from other assets, both in conjunction with the completion of the Company’s branch relocation project. These items were partially offset by the sale and disposal of property and equipment including the sale of an owned commercial facility previously leased to a non-related third party.

Other assets

The decrease in other assets of $389,000, or 8%, from December 31, 2006 to September 30, 2007 was principally due to the net reduction of $542,000 in capitalized costs that were transferred to bank premises and equipment in conjunction with the completion of the Company’s branch relocation project. This was partially offset by an increase in prepaid expenses which represents charges that are paid but deferred until the expense is incurred.

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

Compared to December 31, 2006 total deposits increased $28,722,000, or 7%, during the nine months ended September 30, 2007. The growth in total deposits was primarily due to increases in certificates of deposit, money market and NOW accounts partially offset by reductions in savings and DDAs. The growth in the certificates of deposits was due to increases in the personal and the public fund sector. The increase in money market accounts of $15,869,000, or 22%, was due to the continued success in deposit-gathering strategies in conjunction with promotional interest rates, partially offset by a decrease in savings accounts.

The following table represents the components of deposits as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Money market	$88,228,034	20.1	$72,359,157	17.6
NOW	66,903,423	15.2	65,121,770	15.9
Savings and club	42,075,206	9.6	45,300,838	11.0
Certificates of deposit	171,305,565	39.0	153,810,855	37.5
Total interest-bearing	368,512,228	83.9	336,592,620	82.0
Non-interest-bearing	70,544,329	16.1	73,741,975	18.0
Total deposits	$439,056,557	100.0	$410,334,595	100.0

Certificates of deposit of $100,000 or more aggregated $73,273,000 and $63,020,000 at September 30, 2007 and December 31, 2006, respectively.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks for asset growth and liquidity needs. Borrowings included $62,918,000 and $62,536,000 in long-term advances from the FHLB at September 30, 2007 and December 31, 2006, respectively. To help reduce the Bank’s reliance on overnight funding, during the second quarter of 2007 $16,000,000 of advances that had matured or converted, and carried a weighted-average interest rate of 4.78%, were replaced with fixed- and capped floating- rate advances amounting to an aggregate of  $20,000,000 that mature in 2009 and carry an initial weighted-average interest rate of 5.40%. Also included in borrowings were short-term repurchase agreements of $20,565,000 and $22,224,000, as of the respective periods. Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products. A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept into an overnight interest-bearing repurchase agreement account. The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts. In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs. As of September 30, 2007, the Bank had $7,000,000 in overnight balances compared to $10,395,000 at December 31, 2006.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given periods. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2007, the Company maintained a negative one-year cumulative gap of $56,694,000 or -9.6% of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of rising interest rates. Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during a one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2007 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$239	$—	$—	$13,132	$13,371
Investment securities (1)(2)	17,352	10,071	30,931	67,101	125,455
Loans (2)	108,385	64,828	104,590	143,370	421,173
Fixed and other assets	—	8,409	—	20,693	29,102
Total assets	$125,976	$83,308	$135,521	$244,296	$589,101
Total cumulative assets	$125,976	$209,284	$344,805	$589,101

Non-interest-bearing transaction deposits (3)	$—	$7,059	$19,398	$44,087	$70,544
Interest-bearing transaction deposits (3)	103,781	—	37,265	56,161	197,207
Certificates of deposit	65,319	50,392	52,428	3,167	171,306
Repurchase agreements	20,414	151	—	—	20,565
Short-term borrowings	8,014	—	—	—	8,014
Long-term debt	10,212	636	20,070	32,000	62,918
Other liabilities	—	—	—	4,659	4,659
Total liabilities	$207,740	$58,238	$129,161	$140,074	$535,213
Total cumulative liabilities	$207,740	$265,978	$395,139	$535,213

Interest sensitivity gap	$(81,764)	$25,070	$6,360	$104,222

Cumulative gap	$(81,764)	$(56,694)	$(50,334)	$53,888

Cumulative gap to total assets	(13.88)%	(9.62)%	(8.54)%	9.15%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2007 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2007 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(6.7)%	3.0%
Net income	(19.3)	8.2

Economic value at risk:
Percent change in:
Economic value of equity	(29.0)	4.9
Economic value of equity as a percent of total assets	(3.1)	0.5

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2007, the Company’s risk-based capital ratio was 13.5%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2007 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$17,201	$(1,232)	(6.7)%
+100 basis points	17,847	(586)	(3.2)
Flat rate	18,433	—	—
-100 basis points	18,954	521	2.8
-200 basis points	18,985	552	3.0

Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments. Savings accounts, including passbook, statement savings, money market and NOW accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by management. As a result, the mix of interest-

earning assets and interest bearing-liabilities is held constant.

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

As of September 30, 2007, the Company maintained approximately $13,371,000 in cash and cash equivalents, $120,701,000 of investments AFS and $382,000 of loans AFS. In addition, as of September 30, 2007, the Company had approximately $112,018,000 available to borrow from the FHLB and $23,000,000 available from other correspondent banks. This combined total of $269,472,000 represented 46% of total assets at September 30, 2007. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2007, shareholders’ equity increased from net income, stock issuance from the Company’s various sponsored stock plans and an increase in the intrinsic value of the Bank’s cash flow hedge. The increase was partially offset by an increase in the unrealized loss on AFS securities and the declaration of cash dividends. The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

As of September 30, 2007, the Company and the Bank met all capital adequacy requirements to which they were subject. The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2007:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$60,108,329	13.5%	>	$35,528,634	>	8.0%		N/A		N/A
Bank	$59,748,497	13.5%	>	$35,526,635	>	8.0%	>	$44,408,294	>	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$55,033,232	12.4%	>	$17,764,317	>	4.0%		N/A		N/A
Bank	$54,749,252	12.3%	>	$17,763,318	>	4.0%	>	$26,644,976	>	6.0%
Tier I capital
(to average assets)
Consolidated	$55,033,232	9.5%	>	$23,119,373	>	4.0%		N/A		N/A
Bank	$54,749,252	9.5%	>	$23,103,707	>	4.0%	>	$28,879,634	>	5.0%

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

*10.2 Amendment to Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2007.

*10.3 Amendment to Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2007.

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

FIDELITY D & D BANCORP, INC.

Date: November 6, 2007	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: November 6, 2007	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page

10.1 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*

10.2 Amendment to Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2007.	*

10.3 Amendment to Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2007.	*

11 Statement regarding computation of earnings per share. Included herein.	8

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	31

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	32

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	34

* Incorporated by Reference