Form 10-K
period 2007-12-31
FIDELITY D & D BANCORP INC
filed 2008-03-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes ☐  No ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant equals $54,750,683, as of June 30, 2007, based on a market price of $32.10.  The number of shares of common stock outstanding as of February 29, 2008, was 2,075,182.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s 2007 Annual Report to Shareholders are incorporated herein by reference in response to Part I. Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part II and Part III.

Fidelity D & D Bancorp, Inc.
2007 Annual Report on Form 10-K
Table of Contents

FIDELITY D & D BANCORP, INC.

PART I

ITEM 1:        BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company).  The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A complete list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2007 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties.

The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area.  The Company competes with, among other sources, the following:

•	local community banks	•	insurance companies

•	savings banks	•	money market funds

•	regional banks	•	mutual funds

•	credit unions	•	small loan companies

•	savings & loans	•	other financial service companies

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

The Company had 188 full-time equivalent employees on December 31, 2007, which includes exempt officers and part-time employees.

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

•	operations	•	consolidation

•	securities	•	reserves

•	risk management	•	dividends

•	consumer compliance	•	branches

•	mergers	•	capital adequacy

Annually, the Bank is examined by the Pennsylvania Department of Banking and/or the FDIC.  The last examination was conducted by the FDIC as of December 31, 2006.  During the preparation and prior to the filing of this Form 10-K, the Bank was in the process of being examined by the Pennsylvania Department of Banking as of December 31, 2007.

The Company’s website address is http://www.bankatfidelity.com.  The Company makes available through this website the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC.  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information about the Company at http://www.sec.gov.

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

As of December 31, 2007, approximately 51% of the Company’s loan portfolio consisted of commercial, commercial real estate and real estate construction loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Company’s loan portfolio contains a significant number of commercial, commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s allowance for possible loan losses may be insufficient.

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders.  Many competitors have substantially greater resources than the Company does, and operate under less stringent regulatory environments.  The differences in resources and regulations may make it more difficult for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings.

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

The Company’s articles of incorporation and by-laws, as well as certain banking laws, may have an anti-takeover effect.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2007, the Bank operated 12 full-service banking offices, of which three were owned and nine were leased.  None of the lessors of the properties leased by the Bank are affiliated with the Company or the Bank and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned/leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Sts., Dunmore, PA	Owned	Main Branch (1)	☒	☒	☒

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	☒	☒	☒

139 Wyoming Ave., Scranton, PA	Leased	Scranton Branch	☒		☒

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch (3)	☒	☒	☒

Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	☒	☒	☒

403 Kennedy Blvd., Pittston, PA	Leased	Pittston Branch	☒		☒

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (4)	☒		☒

4010 Birney Ave., Moosic, PA	Leased	Moosic Branch	☒	☒	☒

801 Wyoming Ave., West Pittston, PA	Leased	West Pittston Branch	☒		☒

1598 Main St., Peckville, PA	Leased	Peckville Branch	☒	☒	☒

247 Wyoming Ave., Kingston, PA	Leased	Kingston Branch	☒	☒	☒

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch	☒	☒	☒

*All of the owned properties are free of encumbrances

(1) Executive and administrative, commercial lending, trust and asset management services are located at this facility.  This office has two automated teller machines (ATMs).

(2) This office has two ATMs.

(3) In addition, there is a banking facility located in the Clarks Summit State Hospital.  The office is leased from the hospital under a lease-for-service-provided agreement with service limited to employees and patients of the hospital.

(4) Executive, mortgage and consumer lending, finance and operational offices are located in this building.  A portion of the building is leased to a non-related entity.  The Company also owned an adjacent attached building which was leased to a non-related entity.  The Company sold this building in 2007.

The Bank maintains several free-standing 24-hour ATMs located at the following locations in Pennsylvania:

•                  U.S. Mini Marts, Inc., 511 Main St., Childs

•                  Marywood University, 2300 Adams Ave., Nazareth Hall, Scranton

•                  Snö Mountain Ski Resort, 1000 Montage Mountain Rd., Moosic

•                  Convenient Food Mart, 100 Highland Ave., Clarks Summit

•                  Ice Box Sports Complex, 3 West Olive St., Scranton

•                  Shops at Montage, 1035 Shoppes Blvd., Moosic

The Company also owned a commercial facility located at 116—118 N. Blakely Street, Dunmore, PA which was leased to a non-related entity.  The Company sold this facility in 2007.

The Company also owns property located at Luzerne Street and South Main Avenue, Scranton.  This property is currently under construction and will be the site of our West Scranton Branch scheduled to open for business in 2008.

Other real estate owned includes all foreclosed properties listed for sale.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2007 to a vote of our security holders through solicitation of proxies or otherwise.

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

Blakely and Drinker St.

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of sales prices for the Company’s common stock.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2007			2006
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid
1st Quarter	$40.00	$32.50	$0.22	$42.50	$36.36	$0.22
2nd Quarter	$37.75	$32.00	$0.22	$38.00	$32.50	$0.22
3rd Quarter	$34.00	$27.10	$0.24	$35.00	$32.10	$0.22
4th Quarter	$34.00	$27.00	$0.25	$35.50	$31.25	$0.22

Dividends are determined and declared by the Board of Directors of the Company.  On January 17, 2006, the Board of Directors declared a 10% stock dividend.  The new shares were distributed on February 15, 2006 to shareholders of record at the close of business on January 30, 2006.  The Company expects to continue to pay cash dividends in the future; however, future dividends are dependent upon earnings, financial condition, capital needs and other factors of the Company.  For a further discussion of regulatory capital requirements see Note 14, “Regulatory matters,” contained within the notes to the consolidated financial statements.

The Company has established a dividend reinvestment plan (DRP) for its shareholders.  The plan is designed to make the Company’s stock available at no transactional cost to our shareholders.  Cash dividends, paid to shareholders who are enrolled in the DRP, are used to purchase shares directly from the Company or shares that are available in the open market.

The Company had approximately 1,335 shareholders at February 29, 2008 and approximately 1,338 at December 31, 2007.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2003, and ending December 31, 2007.  The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2002, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Fidelity D & D Bancorp, Inc.	100.00	99.07	93.07	116.78	106.30	93.11
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL > $500M OTC-BB and Pink Sheet Banks	100.00	139.37	163.02	173.49	190.35	175.39

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, the Company’s consolidated financial statements and related footnotes:

	2007	2006	2005	2004	2003
Balance sheet data:
Total assets	$587,412,555	$562,317,988	$544,060,698	$536,675,138	$575,215,466
Total investment securities	122,984,160	100,410,736	97,678,573	115,668,818	139,654,074
Net loans	421,424,379	417,199,048	403,144,095	381,546,375	366,981,640
Loans available-for-sale	827,250	122,000	428,584	576,378	19,863,577
Total deposits	425,708,361	410,334,595	379,498,640	365,615,335	401,442,546
Short-term borrowings	39,656,354	33,656,150	28,772,997	50,534,046	54,756,978
Long-term debt	62,708,677	62,536,210	83,704,188	71,119,188	71,876,034
Total shareholders’ equity	55,191,294	51,611,863	48,846,029	46,366,760	43,931,899

Operating data for the year ended:
Total interest income	$35,279,357	$33,529,710	$29,020,261	$27,395,491	$28,462,093
Total interest expense	17,660,075	16,361,109	11,720,986	11,180,135	14,237,129
Net interest income	17,619,282	17,168,601	17,299,275	16,215,356	14,224,964
(Credit) provision for loan losses	(60,000)	325,000	830,000	2,150,000	3,715,000

Net interest income after (credit) provision for loan losses	17,679,282	16,843,601	16,469,275	14,065,356	10,509,964
Other income	5,205,215	4,522,138	4,150,502	4,153,277	4,182,739
Other operating expense	16,636,760	15,878,376	14,561,968	13,818,565	12,902,963

Income before provision for income taxes	6,247,737	5,487,363	6,057,809	4,400,068	1,789,740
Provision for income taxes	1,636,165	1,362,080	1,466,112	1,035,594	146,492
Net Income	$4,611,572	$4,125,283	$4,591,697	$3,364,474	$1,643,248

Per share data:
Net income per share, basic	$2.23	$2.01	$2.26	$1.67	$0.82
Net income per share, diluted	$2.23	$2.01	$2.25	$1.67	$0.82
Dividends declared	$1,921,533	$1,801,361	$1,624,263	$1,610,423	$1,601,898
Dividends per share	$0.93	$0.88	$0.80	$0.80	$0.80
Book value per share	$26.62	$25.09	$23.95	$22.92	$21.91
Weighted-average number of shares outstanding*	2,066,683	2,047,975	2,031,211	2,013,798	2,002,443
Number of shares outstanding at year-end*	2,072,929	2,057,433	2,039,639	2,023,529	2,005,347

Ratios:
Return on average assets	0.80%	0.73%	0.86%	0.61%	0.29%
Return on average equity	8.65%	8.31%	9.64%	7.51%	3.63%
Net interest margin	3.34%	3.31%	3.51%	3.20%	2.74%
Efficiency ratio	71.61%	71.67%	65.99%	64.45%	72.32%
Expense ratio	2.01%	2.02%	1.93%	1.69%	1.68%
Allowance for loan losses to total loans	1.13%	1.29%	1.46%	1.54%	1.28%
Dividend payout ratio	41.67%	43.67%	35.37%	47.87%	97.48%
Equity to assets	9.40%	9.18%	8.98%	8.64%	7.64%
Equity to deposits	12.96%	12.58%	12.87%	12.68%	10.94%

* The number of shares and the weighted-average number of shares outstanding prior to 2006, have been adjusted to reflect the effect of the 10% stock dividend paid on February 15, 2006.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2007 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA).  To determine the fair value of student loans, classified as AFS, the Bank uses the pricing obtained from the most recent student loans sold from its AFS portfolio.  The market to which the Bank sells mortgage and other loans is restricted and price quotes from other sources are not typically obtained.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.  As of December 31, 2007, loans classified as AFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of operations and summary of significant accounting policies,” within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2007 and December 31, 2006 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2007

and 2006 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Compared to 2006, the interest rate environment improved during 2007.  The yield curve, which continues to steepen, should help widen the interest-rate spreads, bolster margins and improve the operating performance of the Bank.  This, in conjunction with our successful deposit gathering tactics, improved credit quality and hedging strategy should continue to help position the Bank to optimize net interest income during this downward, challenging yet improving interest rate environment.  The Bank will continue to monitor cash inflows from prepayments of interest-earning assets, which tend to accelerate during down interest rate cycles.  We are proactively seeking means by which to redeploy excess funds should this occur, including but not limited to debt reduction, loan funding and structured investment strategies.

Consolidated assets increased $25,095,000, or 4%, during the year ended December 31, 2007 to $587,413,000.  The increase resulted from increases in total deposits of $15,374,000, total borrowings of $6,173,000 and total shareholders’ equity of $3,579,000.  During 2007, the carrying values of the investment and loan portfolios increased $22,573,000 and $4,931,000, respectively, while premises and equipment, net plus construction in process, a component of other assets in the consolidated balance sheet, increased $1,287,000.  Cash decreased $3,392,000 since December 31, 2006.

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2007, 2006 and 2005 (thousands of dollars):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Assets:
Cash and cash equivalents	$10,409	1.8%	$13,801	2.4%	$12,594	2.3%
Investment securities	122,984	20.9	100,411	17.9	97,679	18.0
Federal Home Loan Bank Stock	3,303	0.6	3,795	0.7	4,628	0.8
Loans and leases, net	422,252	71.9	417,321	74.2	403,573	74.2
Bank premises and equipment	12,965	2.2	11,324	2.0	11,683	2.2
Life insurance cash surrender value	8,489	1.4	8,178	1.5	7,892	1.4
Other assets	7,011	1.2	7,488	1.3	6,012	1.1
Total assets	$587,413	100.0%	$562,318	100.0%	$544,061	100.0%

Liabilities:
Total deposits	$425,708	72.5%	$410,335	73.0%	$379,499	69.7%
Short-term borrowings	39,656	6.7	33,656	6.0	28,773	5.3
Long-term debt	62,709	10.7	62,536	11.1	83,704	15.4
Other liabilities	4,149	0.7	4,179	0.7	3,239	0.6
Total liabilities	532,222	90.6	510,706	90.8	495,215	91.0
Shareholders’ equity	55,191	9.4	51,612	9.2	48,846	9.0
Total liabilities and shareholders’ equity	$587,413	100.0%	$562,318	100.0%	$544,061	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

	Assets	%	Earning assets *	%	Deposits	%	Short-term borrowings	%	Other borrowings	%
2007	$25,094,567	4	$26,073,807	5	$15,373,766	4	$6,000,204	18	$172,467	—
2006	18,257,290	3	21,202,050	4	30,835,955	8	4,883,153	17	(21,167,978)	(25)
2005	7,385,560	1	2,784,580	1	13,883,305	4	(21,761,049)	(43)	12,585,000	18
2004	(38,540,328)	(7)	(35,884,098)	(7)	(35,827,211)	(9)	(4,222,932)	(8)	(756,846)	(1)
2003	(2,777,850)	(1)	(3,007,038)	(1)	(12,345,630)	(3)	3,543,964	7	8,876,034	14

* Earning assets exclude loans placed on non-accrual status.

Deposits

The Bank is a community-based, commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include savings accounts, interest-bearing checking (NOW), money market, non-interest bearing deposits (DDAs) and certificate of deposit accounts.  Certificate of deposit accounts, or CDs, are deposits with stated maturities ranging from seven days to five years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Bank’s deposits are obtained from the communities surrounding its 12 branch offices.  We attempt to attract and retain deposit customers via sales and marketing efforts with new products, quality service, competitive rates and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Bank considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Though we continue to experience intense competition for deposits, we set deposit rates based on liquidity needs, balance sheet structure and cost effective strategies that takes into consideration the current interest rate environment.

The following table represents the components of total deposits as of December 31, 2007 and 2006 (thousands of dollars):

	2007		2006
	Amount	Percent	Amount	Percent

Money market	$87,892	20.6%	$72,359	17.6%
NOW	54,695	12.9	65,122	15.9
Savings and clubs	40,125	9.4	45,301	11.0
Certificates of deposit	178,200	41.9	153,811	37.5
Total interest-bearing	360,912	84.8	336,593	82.0
Non-interest-bearing	64,796	15.2	73,742	18.0
Total deposits	$425,708	100.0%	$410,335	100.0%

Total deposits increased $15,373,000, or 4%, during 2007 to $425,708,000.  The growth in deposits was from increases in money market and certificate of deposit accounts of $15,533,000 and $24,389,000, or 21% and 16%, respectively, partially offset by declines in NOW, savings and DDAs of $10,427,000, $5,176,000 and $8,946,000, respectively.  Certificate of deposit accounts continue to grow as customers are locking in rates during the current declining interest rate environment.  The ongoing increase in money market accounts, net of the decline in savings and club accounts, is from success in our deposit-gathering strategies in conjunction with promotional interest rates tailored to depositors’ needs.  DDAs decreased 12% compared to December 31, 2006; however, management believes this outflow to be related to customer transaction timing and therefore temporary rather than permanent.  Management continues to monitor the activity in this account and will develop strategies and implement campaigns to attract and retain this important source of cost-lowering funds.

The maturity distribution of certificate of deposit accounts at December 31, 2007 is as follows:

	Three months	Three to six	Six to twelve	Over
	or less	Months	months	twelve months	Total
CDs of $100,000 or more	$28,196,901	$6,108,435	$23,724,159	$22,827,030	$80,856,525
CDs of less than $100,000	11,748,231	8,898,664	35,234,358	41,462,764	97,344,017
Total CDs	$39,945,132	$15,007,099	$58,958,517	$64,289,794	$178,200,542

Approximately 64% of these CDs are scheduled to mature in one year.  Renewing CDs may re-price to higher or lower market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  To help reduce the financial impact of the unpredictable and highly volatile interest rate environment, management intends to continue to deploy strategies that will diversify the deposit mix across the entire spectrum of products offered.  As always, consideration will be given to customer retention.

Short-term borrowings

In addition to deposits, other funding sources available to the Bank are overnight funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB), fed funds purchased from correspondent banks and repurchase agreements with individuals, businesses and public entities.  The Bank uses overnight funding for asset growth, deposit run-off and short-term liquidity needs.  Investment security pre-refunding strategies and late-year deposit outflow resulted in an increase in overnight borrowings of $8,555,000 as of December 31, 2007 compared to December 31, 2006.

Repurchase agreements are offered in both sweep and fixed-term products.  These agreements are non-insured interest-bearing liabilities that have a security interest in qualified pledged investments of the Bank.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  In addition, the sweep is designed to transfer funds to the DDA as necessary to cover checks presented for payment.  Due to the nature of the sweep product, these accounts tend to be more volatile than the fixed-term product because the daily sweep is dependent on the level of available funds in depositor accounts.  Customer liquidity and investment needs and changes in interest rates are the typical causes for variances in repurchase agreements, which during 2007 declined to $20,504,000 from $22,224,000 at December 31, 2006.  At December 31, 2007 and 2006, sweep accounts represented 62% and 70%, respectively, of total repurchase agreements.

Overnight borrowings and repurchase agreements are included with short-term borrowings on the consolidated balance sheet.  For a further discussion on short-term borrowings, see Note 7, “Short-term borrowings,” contained in the notes to consolidated financial statements in Part II, Item 8.

Long-term debt

Long-term debt consists of borrowings from the FHLB.  The weighted-average rate in effect on funds borrowed at December 31, 2007, was 5.26% compared to 5.15% as of December 31, 2006.  The 2007 weighted-average rate was 133 basis points below the tax-equivalent yield of 6.59% on average earning assets for the year ended December 31, 2007.  Rates on $42,000,000 of the total long-term advances are currently fixed but will adjust quarterly should market rates increase beyond the issues’ original or strike rates.  As of December 31, 2007, the weighted-average rate on this convertible debt was 5.35%.  Significant prepayment penalties attached to the borrowings are a disincentive from paying off the high cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the FHLB rate will convert to floating and the Bank has the option, at that time, to repay or to renegotiate the converted advance.  To help reduce the Bank’s reliance on overnight funding, during 2007 $16,000,000 of advances that had matured or converted, and carried a weighted-average interest rate of 4.78%, were replaced with fixed- and capped floating-rate advances.  The new advances  aggregated of $20,000,000 that mature in 2009 and carried an initial weighted-average interest rate of 5.40%.  As of December 31, 2007, the weighted-average interest rate on these advances amounted to 5.13%.

At December 31, 2007, the Bank had the ability to borrow an additional $122,133,000 from the FHLB by utilizing the numerous funding products available at a variety of terms.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, AFS or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at net fair values in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.  As of December 31, 2007 and December 31, 2006, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $33,000 and $29,000, respectively.

Total investments increased $22,574,000, net of a $23,000 decline in the market value of AFS investments.  The increase in the investment portfolio during 2007 was the result of investing excess liquidity stemming from deposit inflows and late-year overnight borrowings used as a pre-refunding strategy.  The carrying value of investment securities, at December 31, 2007, was $122,984,000, or 21%, of total assets compared to $100,411,000, or 18%, as of December 31, 2006.  Mortgage-backed securities, which amortize and provide monthly cash flow, continue to dominate the composition of the total investment portfolio representing 48% at December 31, 2007, compared to 43% at December 31, 2006.

A comparison of investments at December 31, for the three previous periods is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government agencies	$35,243,890	28.7%	$33,891,985	33.8%	$31,125,909	31.9%
Mortgage-backed securities	58,767,109	47.8	42,900,005	42.7	42,615,197	43.6
State & municipal subdivisions	12,133,443	9.8	12,576,684	12.5	13,401,874	13.7
Preferred term securities	16,335,486	13.3	10,570,993	10.5	10,083,084	10.3
Equity securities	504,232	0.4	471,069	0.5	452,509	0.5
Total	$122,984,160	100.0%	$100,410,736	100.0%	$97,678,573	100.0%

The distribution of debt securities by stated maturity date at December 31, 2007 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	$997,5000	$5,012,356	$16,076,875	$13,157,159	$35,243,890
Mortgage-backed securities	18,120	3,315,644	6,272,027	49,161,318	58,767,109
State & municipal subdivisions	—	—	1,292,533	10,840,910	12,133,443
Preferred term securities	—	—	—	16,335,486	16,335,486
Total debt securities	$1,015,620	$8,328,000	$23,641,435	$89,494,873	$122,479,928

AFS securities are stated net of unrealized gains and losses.  As of December 31, 2007, AFS debt securities were recorded with a net unrealized loss in the amount of $1,663,000.  At December 31, 2007, AFS equity securities were recorded at $505,000 including an unrealized gain of $176,000.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2007, is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	3.00%	4.83%	4.90%	5.99%	5.25%
Mortgage-backed securities	6.00	4.11	4.32	5.22	5.06
State & municipal subdivisions	—	—	5.55	5.71	5.69
Preferred term securities	—	—	—	6.25	6.25
Total debt securities	3.05%	4.54%	4.78%	5.59%	5.34%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Loans and leases

Gross loans and leases increased $3,606,000, or 1%, from $422,643,000 at December 31, 2006, to $426,249,000 at December 31, 2007.  Gross loans represented 73% and 75% of total assets at December 31, 2007 and December 31, 2006, respectively.

In 2007, the Bank originated $32,919,000 of commercial loans, $24,032,000 of residential mortgage loans and $28,062,000 of consumer loans.  This compares to $17,152,000, $21,431,000 and $29,565,000, respectively, in 2006.  Included in mortgage loans is $12,515,000 of real estate construction lines in 2007 and $11,111,000 in 2006.  In addition for 2007, the Bank originated lines of credit in the amounts of $18,564,000 for commercial borrowers and $6,296,000 in home equity and other consumer lines of credit.

Though loan originations increased in 2007 compared to 2006, and despite operating in an overall higher interest rate environment, payoffs and pay-downs were high in 2007 almost offsetting the originations.  As a result, there was only a subtle increase in the loan portfolio.  With the recent steepening of the yield curve and the hiring of a new senior lender, management anticipates growth in all sectors of the loan portfolio during 2008.  During 2008, the Company will channel efforts to develop total banking relationships with new customers and strengthen relationships with our existing base of loyal customers.

Commercial and Commercial Real Estate Loans:

Though commercial and commercial real estate (CRE) originations were relatively strong, they were fully offset by scheduled principal curtailments and pre-payments, thereby resulting in a commercial loan decline of $2,155,000 to $216,058,000 from $218,213,000, or almost 1% during 2007.  The Company has recently hired a new senior lender and has restructured its existing team of commercial loan officers to better serve our existing customer base and strategically penetrate the markets for new business relationships.

Residential Real Estate Loans:

Residential real estate loans increased $4,235,000, or 4%, to $116,978,000 in 2007.  Though operating in a higher interest rate environment, which tends to reduce the level of prepayment and refinance activity, the Company was able to continue to grow its residential real estate loan portfolio on the strength of its very dedicated staff of loan originators and transfers of construction loans to permanent financing.

Consumer Loans:

Consumer loans increased $4,269,000, or 6%, during 2007.  The increase in this sector is mainly from less refinance and payoff activity caused by a relatively higher interest rate environment.  This enabled the portfolio to grow despite a minor decline in loan originations.

Real Estate Construction Loans:

Real estate construction loans decreased by $2,666,000, or 20%, at December 31, 2007 compared to December 31, 2006.  These loans fund residential and commercial construction projects and then convert to a residential mortgage or to a commercial real estate loan usually within one year from the origination date.  Generally, the converted loans will bear the same terms as the residential or the commercial construction loans.  The decline in 2007 was caused by more residential construction loans converting to permanent mortgage loans; however, both categories remain strong.

Direct Financing Leases:

The balance represents tax-free leasing arrangements provided to municipal customers.  For 2007, the activity represents scheduled run-off.

A comparison of domestic loans at December 31, for the five previous periods is as follows:

	2007	2006	2005	2004	2003
Commercial and CRE	$216,057,882	$218,213,216	$216,288,597	$221,968,137	$221,275,922
Residential real estate	116,978,378	112,742,692	103,920,613	91,294,401	77,077,315
Consumer	81,998,093	77,729,520	74,070,328	61,487,608	62,919,070
Real estate construction	10,703,249	13,369,712	14,198,858	10,620,472	7,267,616
Direct financing leases	511,178	588,211	650,348	2,211,978	3,685,802
Gross loans	426,248,780	422,643,351	409,128,744	387,582,596	372,225,725
Less:
Unearned discount	—	—	—	48,423	247,119
Allowance for loan losses	4,824,401	5,444,303	5,984,649	5,987,798	4,996,966
Net loans	$421,424,379	$417,199,048	$403,144,095	$381,546,375	$366,981,640

Loans available-for-sale	$827,250	$122,000	$428,584	$576,378	$19,863,577

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2007	2006	2005	2004	2003
Commercial and CRE	50.7%	51.6%	52.9%	57.3%	59.5%
Residential real estate	27.5	26.7	25.4	23.5	20.7
Consumer	19.2	18.4	18.1	15.9	16.9
Real estate construction	2.5	3.2	3.5	2.7	1.9
Direct financing leases	0.1	0.1	0.1	0.6	1.0
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2007.  Excluded from the table are residential real estate loans, consumer loans and direct financing leases (dollars in thousands):

	One-year	One to five	More than
	or less	years	five years	Total

Commercial and CRE	$35,289	$72,576	$108,193	$216,058
Real estate construction	10,703	—	—	10,703
Total	$45,992	$72,576	$108,193	$226,761

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the sensitivity changes in interest rates for commercial and CRE loans at December 31, 2007 (dollars in thousands):

	One to five	More than
	years	five years	Total
Fixed interest rate	$36,571	$29,561	$66,132
Variable interest rate	26,721	9,340	36,061
Total	$63,292	$38,901	$102,193

Non-refundable fees or costs associated with all loan originations are deferred.  Using the principal reduction method, the deferral is released as charges or credits to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if lost, would have a material adverse effect on the business of the Bank.  The Bank’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.

Loans available-for-sale

Generally, upon origination, certain residential mortgages, the guaranteed portions of SBA loans and student loans are classified as AFS.  Should market rates increase, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates on adjustable rate loans decrease, interest income would be negatively affected.  Consideration is given to the current liquidity position and projected future liquidity needs.  To better manage interest rate and prepayment risk, loans meeting these conditions may be classified as AFS.  The carrying value of loans AFS is at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Any subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS at December 31, 2007, were $827,000, with a corresponding fair value of $843,000 compared to $122,000 and $123,000, respectively, at December 31, 2006.  During 2007, residential mortgages and student loans with principal balances of $16,210,000 and $57,000, respectively, were sold into the secondary market and combined gains of approximately $159,000 were recognized.  There were no sold SBA loans during 2007.

The Bank retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Bank can continue the personal relationship developed with its customers.  At December 31, 2007 and 2006, the servicing portfolio balance of sold residential mortgage loans was $61,023,000 and $53,112,000, respectively.

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•                  identification of specific impaired loans by loan category;

•                  calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

•                  determination of homogenous pools by loan category and eliminating the impaired loans;

•                  application of historical loss percentages (five-year average) to pools to determine the allowance allocation; and

•                  application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  The changes in allocations in the commercial loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan and lease portfolios.

Each quarter, management performs an assessment of the allowance and the provision for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the SFAS 114 reserve amounts are reasonable.  The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Total charge-offs, net of recoveries, for the year ended December 31, 2007, were $560,000, compared to $865,000 in 2006.  Combined consumer loan and lease financing net charge-offs increased slightly from $161,000 at December 31, 2006 to $237,000 through December 31, 2007.  Commercial loan net charge-offs were $597,000 for the year 2006 compared to $357,000 for 2007.  Mortgage loans showed net recoveries of $35,000 in 2007 compared to net charge-offs of $108,000 in 2006.  This reversal from net mortgage charge-offs in 2006 to net recoveries in 2007 was the result of recording one large mortgage loan recovery of $107,000 on a loan which had been charged-off in a prior year.  For further discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

For a further discussion of delinquencies and net charge-offs, see the section entitled “Non-performing assets.”  Additional discussion is in Note 1, “Nature of operations and summary of significant accounting policies — Allowance for loan losses,” and Note 4, “Loans and leases,” contained in the notes to consolidated financial statements, and incorporated herein by reference.

Management believes that the current balance in the allowance for loan losses of $4,824,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but are inherent to the portfolio.  Currently, management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.13% at December 31, 2007 compared to 1.29% at December 31, 2006.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2007		2006		2005		2004		2003

Balance at beginning of period	$5,444		$5,985		$5,988		$4,997		$3,900

Charge-offs:
Commercial and all other	376		661		1,077		775		1,334
Real estate	90		109		21		266		503
Consumer	256		285		288		480		1,167
Lease financing	—		—		8		85		92
Total	722		1,055		1,394		1,606		3,096

Recoveries:
Commercial and all other	18		64		395		226		204
Real estate	125		1		11		20		34
Consumer	19		124		155		178		230
Lease financing	—		—		—		23		10
Total	162		189		561		447		478
Net charge-offs	560		866		833		1,159		2,618
(Credit) provision for loan losses	(60)		325		830		2,150		3,715
Balance at end of period	$4,824		$5,444		$5,985		$5,988		$4,997

Net charge-offs to average net loans outstanding	0.13%		0.21%		0.22%		0.30%		0.68%
Allowance for loan losses to net charge-offs	8.62	x	6.29	x	7.18	x	5.17	x	1.91	x
Allowance for loan losses to total loans	1.13%		1.29%		1.46%		1.54%		1.28%
Loans 30 - 89 days past due and accruing	$4,698		$2,571		$1,609		$4,317		$3,975
Loans 90 days or more past due and accruing	$26		$81		$197		$557		$958
Non-accruing loans	$3,811		$3,358		$9,453		$9,904		$7,323
Allowance for loan losses to loans 90 days or more past due and accruing	189.41	x	67.54	x	30.39	x	10.75	x	5.22	x
Allowance for loan losses to non-accruing loans	1.27	x	1.62	x	0.63	x	0.60	x	0.68	x
Allowance for loan losses to non-performing loans	1.58	x	1.58	x	0.62	x	0.57	x	0.60	x
Average net loans	$419,586		$412,523		$385,800		$381,366		$383,226

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

	2007	%	2006	%	2005	%	2004	%	2003	%
Category
Residential real estate	$636,899	13.2	$578,117	10.6	$595,092	9.9	$451,349	7.5	$354,207	7.1
Consumer	960,505	19.9	1,157,091	21.2	1,180,175	19.7	966,081	16.1	884,689	17.7
Commercial and commercial real estate	2,979,372	61.7	3,549,870	65.2	4,035,950	67.4	4,330,285	72.3	3,699,488	74.0
Direct financing leases	9,355	0.2	14,058	0.3	14,828	0.3	40,891	0.7	42,706	0.9
Real estate construction	52,634	1.1	59,617	1.1	59,953	1.0	46,465	0.8	15,876	0.3
Unallocated	185,636	3.9	85,550	1.6	98,651	1.7	152,727	2.6	—	—
Total	$4,824,401	100.0%	$5,444,303	100.0%	$5,984,649	100.0%	$5,987,798	100.0%	$4,996,966	100.0%

The allocation of the allowance for the commercial loan portfolio comprised 62%, or $2,979,000, of the total allowance for loan losses at December 31, 2007, of which approximately 18% is reserved for non-performing commercial loan relationships.  Collateral values were prudently valued to provide a conservative and realistic value of the collateral supporting these loans.  The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs.

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of December 31, 2007, non-performing assets represented 0.67% of total assets compared to 0.65% at December 31, 2006.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Net loans, including loans available-for-sale	$422,252	$417,321	$403,573	$382,123	$386,846

Loans past due 90 days or more and accruing	$26	$81	$197	$557	$958
Non-accrual loans	3,811	3,358	9,453	9,904	7,323
Total non-performing loans	3,837	3,439	9,650	10,461	8,281
Restructured loans	—	—	—	—	—
Other real estate owned	107	197	—	163	394
Repossessed assets	—	—	19	50	73
Total non-performing assets	$3,944	$3,636	$9,669	$10,674	$8,748

Non-accrual loans to net loans	0.90%	0.80%	2.34%	2.59%	1.89%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	0.93%	0.87%	2.40%	2.79%	2.26%
Non-performing assets to total assets	0.67%	0.65%	1.78%	1.99%	1.52%
Non-performing loans to net loans	0.91%	0.82%	2.39%	2.74%	2.14%

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing assets for the period is attributed to non-accruing commercial business loans and non-accruing real estate loans in the process of foreclosure.  Most of these loans are collateralized, thereby mitigating the Bank’s potential for loss.  In 2006, non-performing loans were $3,439,000 compared to $3,837,000 at year-end 2007.  There were no repossessed assets at December 31, 2007 or 2006.  ORE at December 31, 2007 consisted of one property which had an agreement to sell pending.  At year-end 2006, five residential properties were owned, all of which were sold.  The Special

Assets Department had developed specific action plans for each of the Company’s non-performing loans.  During 2007, many of those plans came to a conclusion resulting in repayments of non-performing loans.  The non-accrual loans aggregated $3,811,000 at December 31, 2007, an increase of $453,000 from year-end 2006.  During 2007 approximately $3,075,000 of loans were placed in non-accrual status.  These were partially offset by payoffs or pay-downs of $1,888,000, charge-offs of $236,000, $352,000 in transfers to ORE and $146,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing declined 68%, to $26,000, at December 31, 2007.  The non-accrual loans rose by 14 % to $3,811,000 and ORE declined by 46 % to $107,000.  These three items comprise the non-performing assets of $3,944,000.  The percentage of non-performing assets to total assets was 0.67% at December 31, 2007, a minor change from 0.65% at December 31, 2006.  Non-performing loans to net loans were 0.91% at December 31, 2007, and 0.82% at December 31, 2006.

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

Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  During 2007, the Bank collected $93,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2007 had been performing in accordance with their original terms, the Bank would have recognized interest income with respect to such loans of $391,000 for the year ended December 31, 2007.

Bank premises and equipment, net

Net of accumulated depreciation and disposals, premises and equipment increased $1,640,467.  During 2007, the Bank purchased or transferred from construction in process, a component of other assets in the consolidated balance sheet, approximately $3,293,000 compared to $852,000 in 2006.  The increase was principally from the completion of the Company’s Green Ridge branch relocation construction project.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $107,000 at December 31, 2007 consisting of one property, the sale of which is pending.  The five residential properties which were owned at year end 2006 have all been sold.

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

Other assets

The decrease in other assets of $384,000, or 8%, from December 31, 2006 was due mostly to the reduction of capitalized interim construction costs for the Bank’s branch expansion and other projects and a decrease in the net deferred tax asset, partially offset by an increase in the market value of the Bank’s derivative contract.  See Note 10, “Income Taxes,” for an analysis of the net deferred tax asset.  For a further discussion on the Bank’s derivative contract, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

Results of Operations

Earnings Summary

The Company’s results of operations depend primarily on net interest income.  Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields on interest-earning assets, which consist principally of loans and investment securities.  Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings.  Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in our marketplace.

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

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties.

Overview

Net income for the year ended December 31, 2007 was $4,612,000, compared to $4,125,000 for the year ended December 31, 2006.  During the same periods, diluted earnings per common share was $2.23 and $2.01, respectively.  For the year ended December 31, 2007, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.80% and 8.65%, respectively, compared to 0.73% and 8.31% for the year ended December 31, 2006.  The improvement in net income was primarily from a 3%, or $451,000, increase in net interest income, a 15%, or $683,000, rise in non-interest income, partially offset be a 5%, or $758,000, increase in operating expenses.  Also contributing to the improvement was a credit for loan losses of $60,000 during the twelve months ended December 31, 2007 compared to a provision of $325,000 in 2006.  The improvement in ROA and ROE was largely due to the improvement in net income.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2007, 2006 and 2005 (dollars in thousands):

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Interest-earning assets

Interest-bearing deposits	$184	$9	4.81%	$240	$9	3.82%	$540	$14	2.67%

Investments:
U.S. government agencies	34,682	1,724	4.97	43,299	1,795	4.15	31,976	1,171	3.66
Mortgage-backed securities	51,781	2,540	4.91	42,999	1,944	4.52	54,257	2,328	4.29
State and municipal	12,267	780	6.36	14,485	927	6.40	13,203	837	6.34
Other	17,487	1,175	6.72	14,536	946	6.50	14,126	643	4.55
Total investments	116,217	6,219	5.35	115,319	5,612	4.87	113,562	4,979	4.38

Loans:
Commercial	220,968	16,458	7.45	219,482	16,018	7.30	216,385	13,646	6.31
Consumer	68,395	4,625	6.76	65,011	4,200	6.46	53,675	3,548	6.61
Real estate	134,869	8,360	6.20	133,279	8,101	6.08	120,407	7,237	6.01
Direct financing leases	549	34	6.16	618	38	6.18	1,387	83	6.01
Total loans	424,781	29,477	6.94	418,390	28,357	6.78	391,854	24,514	6.26

Federal funds sold	1,948	103	5.28	2,479	123	4.97	1,866	49	2.60

Total earning assets	$543,130	$35,808	6.59%	$536,428	$34,101	6.36%	$507,822	$29,556	5.82%

Interest-bearing liabilities

Deposits:
Savings	$41,055	$511	1.24%	$46,422	$620	1.34%	$48,273	$450	0.93%
NOW	67,489	1,837	2.72	69,138	1,880	2.72	52,244	666	1.28
MMDA	84,000	3,658	4.35	68,476	2,948	4.30	24,183	438	1.81
CDs < $100,000	94,420	4,173	4.42	87,345	3,235	3.70	85,612	2,534	2.96
CDs > $100,000	66,998	3,168	4.73	67,129	2,791	4.16	89,076	2,821	3.17
Clubs	1,908	23	1.21	1,750	19	1.08	1,781	19	1.07
Total deposits	355,870	13,370	3.76	340,260	11,493	3.38	301,169	6,928	2.30

Repurchase agreements	19,580	465	2.38	23,391	624	2.67	35,106	634	1.81

Borrowed funds	71,573	3,825	5.34	79,627	4,244	5.33	82,114	4,159	5.06

Total interest-bearing liabilities	$447,023	$17,660	3.95%	$443,278	$16,361	3.69%	$418,389	$11,721	2.80%

Net interest income		$18,148			$17,740			$17,835

Net interest spread			2.64%			2.67%			3.02%

Net interest margin			3.34%			3.31%			3.51%

Total average assets	$575,458			$564,923			$536,262

Average non-interest-bearing deposits	$70,606			$68,224			$67,093

In the above table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans AFS and non-accrual loans but exclude the allowance for loan losses.  Within consumer loans, direct financing leases are presented net of unearned interest.  Average balances are based on amortized cost and do not reflect unrealized gains or losses.  Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.  Net interest margin represents net interest income divided by total average interest-earning assets.

Changes in net interest income are a function of both changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities.  The following table presents the extent to which changes in interest rates and changes in volumes of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by the prior period rate), (2) the changes attributable to changes in interest rates (changes in rates multiplied by prior period volume) and (3) the net change.  The combined effect of changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.  Tax-exempt income was not converted to a tax-equivalent basis on the rate/volume analysis (dollars in thousands):

	Years ended December 31,
	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Mortgage	$97	$163	$260	$781	$82	$863
Commercial	108	318	426	194	2,180	2,374
Consumer	219	203	422	682	(73)	609
Total loans and leases	424	684	1,108	1,657	2,189	3,846
Investment securities, interest-bearing deposits and federal funds sold	14	628	642	86	577	663
Total interest income	438	1,312	1,750	1,743	2,766	4,509

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(5)	382	377	(793)	754	(39)
Other	520	980	1,500	1,414	3,190	4,604
Total deposits	515	1,362	1,877	621	3,944	4,565
Other interest-bearing liabilities	(558)	(20)	(578)	(620)	695	75
Total interest expense	(43)	1,342	1,299	1	4,639	4,640
Net interest income	$481	$(30)	$451	$1,742	$(1,873)	$(131)

The slope of the yield curve, which became inverted, or negatively sloped in 2006, has returned to a more normal, positive slope in 2007.  An inverted yield curve presents challenges to banks because short-term rates are higher than long-term rates which tends to compress net interest income because deposit and borrowing terms are generally shorter than investment and loan terms.  The Federal Open Market Committee (FOMC) reduced short-term interest rates three times during the second half of 2007.  In response to these actions, national prime also decreased during 2007.  National prime, the benchmark rate banks use to set rates on various lending and other interest sensitive products, also decreased three times for a total decrease of 100 basis points from 8.25% at December 31, 2006 to 7.25% at December 31, 2007.  As a result of the rate reductions, the yield curve has become more positively sloped thereby providing opportunities for the Bank to bolster its net interest margin.

Though national prime decreased 100 basis points, the weighted-average national prime rate increased to 8.05% in 2007 compared to 7.96% in 2006.  This phenomenon was caused by the first rate reduction occurring well into the third quarter.  Thus, most of the 2007 consisted of market rates that existed at the year-end 2006 level.  The effect of this average increase pressured rates paid on interest-bearing liabilities and was only marginally offset by the effect rates had on interest earning-assets.  During 2008, the FOMC has already reduced short-term rates two times, by 125 basis points in January.  The Bank’s asset liability committee meets regularly to combat the rapidly downward adjustments in order to minimize the effect rate changes will have on net interest income during what appears to be the beginning of a period of rate easing and the Bank will, no doubt, operate in a relatively lower interest rate environment in 2008 than what existed during 2006 and most of 2007.

As market rates fall along with national prime, loan originations, renewing commercial and residential loans and lines of credit should price below the average 2007 portfolio yields.  In addition, the decrease in the Treasury yields and other capital market rates could have an unfavorable impact on the Bank’s total investment portfolio by decreasing yields, which had been on the rise during 2005 and continued through 2007.  As expected, the relative and predominantly higher interest rate environment during 2007 continued to have a positive influence on the Bank’s interest-earning assets.  Total interest income increased 5%, from $33,530,000 in 2006 to $35,279,000 in 2007 and further, caused the tax-equivalent yield on earning assets to increase 23 basis points.  The Bank should begin a period of yield decline on its interest-earning assets during the current interest rate environment.

Interest expense increased $1,299,000, or 8%, from $16,361,000 in 2006 to $17,660,000 in 2007.  The cost of interest-bearing liabilities increased 26 basis points in 2007.  The higher interest rate environment that was prevalent throughout most of 2007, in conjunction with higher average interest-bearing deposit balances, necessitated the need for the Bank to increase offering rates on its deposit products.  As a result, interest expense on deposits increased $1,877,000 during 2007, of which approximately $1,362,000 was caused by a 38 basis point rise in average rates.  Average balances in interest-bearing deposits increased by $15,610,000 during 2007, resulting in an additional $515,000 in expense.  Interest expense on borrowings, including repurchase agreements, declined $578,000 during 2007, due almost entirely to lower average balances.

As a result of the mix of the Bank’s interest-sensitive assets and liabilities and the varying effects the slope of the interest rate yield curve has had during 2007, net interest income increased $451,000, or 3%, from $17,168,000 in 2006 to $17,619,000 in 2007.  On a tax-equivalent basis, the net interest rate spread declined 3 basis points from 2.67% to 2.64% and the tax-equivalent margin improved 3 basis points, from 3.31% in 2006 to 3.34% in 2007, respectively.  The decrease in spread was due to a larger increase in rates paid on interest-bearing liabilities than the increase in yields from interest-earning assets.  The margin improvement was from more net interest income in 2007 compared to 2006.

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

•                  national and local economic trends and conditions; and

•                  changes in credit concentrations.

A credit for loan losses of $60,000 was made to the allowance during 2007 compared to a provision for loan losses of $325,000 for the year ended December 31, 2006.  In 2007, the Company did not need to make provisions and reduced the allowance for loan losses due to a reduced level of internally criticized and classified loans.  These reductions occurred as a result of some adversely rated loans which were either upgraded in rating due to credit improvement or were repaid.  The allowance for loan losses was $4,824,000 at December 31, 2007, compared to $5,444,000 at December 31, 2006.  The reduced level of the allowance this year was due to the improved quality of the portfolio mentioned previously.

Other income

Other (non-interest) income consists of service charges or fees collected on the Bank’s various deposit and loan products, fees from trust, asset management and other financial services, net mortgage servicing revenue, the increase in the cash surrender value of the BOLI, the net realized gains and losses from the sales of investment securities, loans and foreclosed assets held-for-sale and other various classifications of non-interest related income.

For the year ended December 31, 2007, total other income was $5,205,000, an increase of $683,000, or 15%, from the $4,522,000 recorded during 2006.  In 2007, the Company experienced growth in service charges on deposit accounts of $376,000, or 14%, and also recognized net gains of $144,000 from sales of foreclosed properties held-for-sale.  An increase in overdraft charges was the principal reason for growth in deposit service charges.  The significant gain from the sale of foreclosed properties was the result of excess collateral value compared to the carrying value.  Further contributing to the increase in non-interest income were: increased sales activities of residential mortgages into the secondary market resulting in

$62,000 more of gains compared to 2006; increases in BOLI earnings; higher revenue from financial services activities; and the disposal of premises and equipment that produced net gains of $98,000 in 2007 compared to net losses of $20,000 in 2006.  Included in 2007 were the sales of two commercial facilities previously leased to non-related third parties.

Other expense

For the twelve months ended December 31, 2007, other operating expenses were $16,637,000 compared to $15,878,000 for the twelve months ended December 31, 2006, a $758,000 or 5% increase.  Merit and performance-based incentive increases caused salary and employee benefit costs to rise $377,000, or 5%, for the twelve months ended December 31, 2007 compared to the same period in 2006.  Advertising and marketing related expenses were up $144,000, or 27%, due to activities associated with the grand opening and relocation project of the Company’s Green Ridge branch office.  Other expenses increased $225,000, or 6%, in 2007 compared to 2006 caused by increased professional services, ATM expense and other branch related operating costs.

The ratio of non-interest expense less non-interest income (expense ratio) to average assets at December 31, 2007 and 2006 was 2.01% and 2.02%, respectively.  The overhead expense ratio of the Company remains comparable to the Uniform Bank Performance Report peer comparison group ratio.

Provision for income taxes

Income before provision for income taxes in 2007 increased $760,000 from 2006.  The effective federal income tax rate was 26.2% and 24.8% for the years ending December 31, 2007 and 2006, respectively.  The increase in the effective tax rate is attributed to an increase in pre-tax income and a decrease in tax-free income.

Comparison of Financial Condition as of December 31, 2006

and 2005 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Consolidated assets increased $18,257,000, or 3%, during the year ended December 31, 2006 to $562,318,000.  The increase resulted from increases in total deposits of $30,836,000 and total shareholders’ equity of $2,766,000, partially offset by a net decrease in total borrowings of $16,285,000.  During 2006, the carrying values of total loans and total securities increased $13,748,000 and $2,732,000, respectively, while cash and cash equivalents increased $1,206,000.

Deposits

Total deposits increased $30,836,000, or 8%, during 2006 to $410,335,000.  The growth was principally due to increases in money market and NOW accounts of $20,775,000 and $15,074,000, or 40% and 30%, respectively.  The positive relationships we have garnered with our customers in the public sector continued to strengthen our position in NOW accounts.  The increase in money market accounts was due to continued success in the implementation of deposit-gathering strategies in conjunction with increased short-term promotional interest rates and transfers from less attractive longer-term certificates of deposit.  Though the Bank has introduced some promotional strategies for shorter-term certificates of deposit, management did not aggressively pursue CDs; rather, most of the efforts were targeted to attract transactional core deposits such as NOW and money market accounts.  Certificate of deposit accounts continued to shrink with a sustaining shift of depositor sentiment toward more attractive interest-bearing core deposits.  Certificate of deposit accounts represented 38% of total deposits with a significant portion scheduled to mature in 2007.  DDAs increased 5% compared to December 31, 2005 and the Bank continues to experience growth from both its personal and non-personal relationship customers.

Short-term borrowings

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

Investments

Total investments increased $2,732,000, net of $221,000 appreciation in the market value of AFS investments.  Throughout 2006, tactics were undertaken to re-position the portfolio to meet earnings and liquidity objectives.  These measures contributed to the increase in the yield of the portfolio 49 basis points in 2006 compared to 2005.  The carrying value of investment securities, at December 31, 2006, was $100,411,000, or 18%, of total assets compared to $97,679,000, or 18%, as of December 31, 2005.  Mortgage-backed securities continued to dominate the composition of the total investment portfolio representing 43% at December 31, 2006, essentially unchanged from 44% at December 31, 2005.

During 2006, interest rates throughout the yield curve continued to increase with the most significant increase at the short-end and the least significant at the long-end, basically resulting in a continued period of yield curve inversion.  This environment continued to preclude structured growth strategies, especially for earning assets that are market driven, such as the investment portfolio, due to the lack of investments that produced adequate interest rate spreads to the Bank’s funding sources.  Because of this unusual interest rate environment, the Bank used cash flows from its investment portfolio to repay borrowings and fund growth in the loan portfolio.

AFS securities are stated net of unrealized gains and losses.  As of December 31, 2006, AFS debt securities were recorded with a net unrealized loss in the amount of $1,656,000.  At December 31, 2006 AFS equity securities were recorded at $471,000 including an unrealized gain of $192,000.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2006, was as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	—%	4.35%	4.38%	5.64%	4.65%
Mortgage-backed securities	—	3.78	3.82	5.01	4.69
State & municipal subdivisions	—	—	5.77	5.71	5.71
Preferred term securities	—	—	—	7.02	7.02
Total debt securities	—%	4.11%	4.27%	5.56%	5.04%

Loans and leases

Gross loans and leases increased $13,514,000, or 3%, from $409,129,000 at December 31, 2005, to $422,643,000 at December 31, 2006.  Gross loans represented 75% of total assets at December 31, 2006 and December 31, 2005.

In 2006, the Bank originated $17,152,000 of commercial loans, $21,431,000 of mortgage loans and $29,565,000 of consumer loans.  This compares to $27,030,000, $39,398,000 and $38,763,000, respectively, in 2005.  Included in mortgage loans was $11,111,000 of real estate construction lines in 2006 and $18,128,000 in 2005.  In addition for 2006, the Bank originated lines of credit in the amounts of $29,389,000 for commercial borrowers and $6,768,000 in home equity and other consumer lines of credit.

Though loan originations were down in 2006 compared to 2005, payoffs and pay-downs subsided resulting in a net increase in the loan portfolio.

Commercial and Commercial Real Estate Loans:

Net of scheduled principal curtailments, loan participation sales and pre-payments, commercial loans increased $1,924,000 to $218,213,000 from $216,289,000, or almost 1% during 2006.

Residential Real Estate Loans:

Residential real estate loans increased $8,822,000, or 8%, to $112,743,000.  Due to the interest rate environment, and lower amounts of pay-downs and payoffs growth was primarily from converted construction loans and to a lesser extent, sales campaigns.

Consumer Loans:

Consumer loans increased $3,659,000, or 5%, during 2006.  Success in the spring and fall sales campaigns, with added advertising and marketing, along with less pay-downs, helped boost the home equity installment program by more than $8,000,000.  These campaigns more than offset declines in home equity lines of credit, during a period of a rising prime rate.

Real Estate Construction Loans:

Real estate construction loans decreased by $829,000, or 6%, at December 31, 2006 compared to December 31, 2005.  The commercial construction loans did not quite offset the decline in the residential construction loan balance but both categories remained strong.

Direct Financing Leases:

The balance represents tax-free leasing arrangements provided to municipal customers.  For 2006, the activity represented scheduled annual run-off.  In years prior to 2005, the balance also consisted of automobile lease financing.

Loans available-for-sale

Loans AFS, at December 31, 2006, were $122,000, with a corresponding fair value of $123,000, compared to $429,000 and $434,000, respectively, at December 31, 2005.  During 2006, residential mortgages and student loans with principal balances of $11,792,000 and $707,000, respectively, were sold into the secondary market and gains of approximately $98,000 were recognized.

At December 31, 2006 and 2005, the servicing portfolio balance of sold residential mortgage loans was $53,112,000 and $47,835,000, respectively.

Allowance for loan losses

Total charge-offs, net of recoveries, for the year ended December 31, 2006 were $866,000, compared to $833,000 in 2005.  Combined consumer loan and lease financing net charge-offs increased slightly from $141,000 at December 31, 2005 to $161,000 through December 31, 2006.  Commercial loan net charge-offs were $597,000 for the year 2006 compared to

$682,000 for 2005.  Mortgage loan net charge-offs were $108,000 in 2006 compared to $10,000 in 2005.  The ratio of allowance for loan losses to total loans was 1.29% at December 31, 2006 compared to 1.46% at December 31, 2005.

Non-performing assets

In 2006, non-performing loans were reduced by $6,211,000, or 64%, to $3,439,000.  There were no repossessed assets at December 31, 2006 compared to $19,000 in 2005.  At year-end 2006 ORE totaled $197,000.  There was no ORE at year-end 2005.  Five residential properties were owned at year-end 2006, four of which were under agreements to be sold.  The Special Assets Department had developed specific action plans for each of the Company’s non-performing loans.  During 2006, several of those plans came to a conclusion resulting in a substantial reduction of non-performing loans.  The non-accrual loans were $3,358,000 at December 31, 2006, a reduction of $6,095,000, or 64%, from year-end 2005.  During 2006 approximately $1,583,000 of loans were placed in non-accrual status.  This was more than offset by payoffs or pay-downs of $2,485,000, charge-offs of $909,000, $240,000 in transfers to foreclosed assets and $4,045,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing declined by 59%, to $81,000, at December 31, 2006.  As a result, the percentage of non-performing assets to total assets declined to 0.65% at December 31, 2006, compared to 1.78% for the prior year-end and non-performing loans to net loans declined to 0.82% at December 31, 2006, from 2.39% at December 31, 2005.

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

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $197,000.  Five residential properties were owned at year end 2006, four of which were under agreements to be sold.  There were no foreclosed real estate properties owned at December 31, 2005.

Repossessed Assets

Improvement in the turn-around time on sales of repossessed vehicles and the termination of the Bank’s automobile leasing business in 2005 reduced the repossessed asset balance from $19,000 at December 31, 2005 to $0 as of December 31, 2006.

Terminated lease assets held-for-sale

At the end of 2005, the Bank’s vehicle lease program terminated.  Terminated lease assets were vehicles that were lease-financed by the Company with contractual terms fulfilled.  Pursuant to the lease agreement, the vehicles were returned to the Company and recorded on the books in other assets at the residual value.  These vehicles were subsequently sold as soon as practicable.  The difference between sales price and residual value, if any, was charged against current earnings.  Simultaneously, a claim was submitted to the Company’s residual insurance carrier for payment.  Receipt of any residual insurance proceeds was then credited to current earnings.  All vehicles which were returned to the Bank were subsequently sold prior to December 31, 2005.  During 2006, the Bank received $15,000 from residual insurance claims for vehicles that were sold at the end of 2005.

Accrued interest receivable and other assets

The increase in accrued interest receivable of $543,000, or 28%, from December 31, 2005 to December 31, 2006 was principally due to higher average balances of interest-earning assets as well as an increase in the number of days in the accrual compared to the prior year.  The increase in other assets of $755,000, or 19%, for the same period, was due mostly to capitalized interim construction costs for the Bank’s Green Ridge branch expansion and other projects and the purchase of an interest rate floor derivative contract.  These increases were partially offset by a cumulative effect adjustment related to the Bank’s investment in a limited partnership.

Results of Operations

Earnings Summary

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

Net interest income

The slope of the yield curve, which flattened in 2004 and continued to flatten in 2005 became inverted, or negatively sloped in 2006.  An inverted yield curve presents challenges to all banks because short-term rates are higher than long-term rates.  This situation is unusual and tends to squeeze net interest income because deposit and borrowing terms are generally shorter than investment and loan terms.  The FOMC increased short-term interest rates four times in the first half of 2006.  In response to these actions, national prime also increased during 2006.  National prime, the benchmark rate banks use to set rates on various lending and other interest-sensitive products, also increased four times for a total increase of 100 basis points from 7.25% at December 31, 2005 to 8.25% at December 31, 2006.

As expected, the relative and predominantly higher interest rate environment during 2006 continued to have a positive influence on the Bank’s interest-earning assets.  Total interest income increased 15.5%, from $29,020,000 in 2005 to $33,530,000 in 2006 and further, caused the tax-equivalent yield on earning assets to increase 54 basis points.

Interest expense increased $4,640,000, or 39.6%, from $11,721,000 in 2005 to $16,361,000 in 2006.  The cost of interest-bearing liabilities increased 89 basis points in 2006.  The increased interest rate environment, in particular at the short- to mid-term range of the yield curve, in conjunction with deposit gathering strategies, required the Bank to increase offering rates on its deposit products.  The bulk of the rate increases impacted the Bank’s interest expense on customer deposits, which increased $4,565,000 during 2006 of which over $3,944,000 was caused by a 108 basis point rise in rates.  Average balances in deposits increased by more than $39,000,000 during 2006, with growth in most all categories, resulting in additional interest expense of $621,000 during 2006.

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

As a result of the mix of the Bank’s interest-sensitive assets and liabilities and the varying effects that the slope of the interest rate yield curve had during 2006, net interest income decreased $131,000, or 0.8%, from $17,299,000 in 2005 to $17,168,000 in 2006.  On a tax-equivalent basis, the net interest rate spread declined 35 basis points from 3.02% to 2.67% and the tax-equivalent margin declined 20 basis points, from 3.51% in 2005 to 3.31% in 2006, respectively.

Provision for loan losses

The provision for loan losses was $325,000 for the year ended December 31, 2006, compared to $830,000 in 2005.  As a result, the allowance for loan losses was $5,444,000 at December 31, 2006, compared to $5,985,000 at December 31, 2005.  The significant reduction in the provision was due to the improved quality of the portfolio coupled with a decline in loans migrating to non-performing status.  Non-performing loans declined $6,211,000, or 64%, to $3,439,000 at December 31, 2006, from $9,650,000, at December 31, 2005.  The reduction was both in non-accrual loans which declined by $6,095,000 to $3,358,000 at December 31, 2006, and a decline of $116,000 in loans past due 90 days or more and still accruing.  The Bank continued to give heightened attention to the collection of sub-performing loans which resulted in lower levels of delinquencies and non-accruing loans for 2006.

Other income

For the year ended December 31, 2006, other income was $4,522,000, an increase of $372,000, or 9.0%, from $4,150,000 for the year ended December 31, 2005.  The primary cause of the increase was the lack of losses incurred from the sales of terminated and previously leased automobiles.  During 2005, the Company recognized $335,000 in losses from these vehicle sales compared to residual insurance claims of $15,000 in 2006.  The automobile leasing program expired in 2005.  In addition, the strategy to sell more loans into the secondary market resulted in gains of $98,000 in 2006 compared to $10,000 in 2005.  During 2005, the gains recognized on foreclosed assets included proceeds from an insurance claim resulting in a gain of $57,000, compared to a minor loss in 2006.

Other expense

For the twelve months ended December 31, 2006, other operating expenses were $15,878,000 or $1,316,000 more than the $14,562,000 recorded in the same period of 2005.  Salary and employee benefit costs increased $1,235,000, or 17.4%, for the twelve months ended December 31, 2006 compared to the same period in 2005.  The increase was due to pay increases, increased number of full-time equivalent employees due to staffing needs, one-time voluntary separation benefit payments and stock-based compensation expense.

Premises and equipment increased $190,000, or 6.4%, in 2006 compared to 2005.  Equipment maintenance increased by approximately $58,000 due to more repairs, rental and maintenance in 2006.  Occupancy related expense increases were caused by increased property insurance, facility maintenance and increased rent due to activities related to the branch expansion project.

Advertising and marketing related expenses were down $81,000, or 13.0%, during the year ended 2006 compared to the year ended 2005.  The decrease was related to expense savings tactics implemented during the fourth quarter of 2006 caused by expense overruns in some of the other strategic functional areas.  As a result, some of the advertising programs, use of mass media, direct mail, community events and sponsorships, slated for the fourth quarter of 2006, were either cancelled or deferred to 2007 where the primary focus would be branch opening projects.

The ratio of non-interest expense less non-interest income (expense ratio) to average assets at December 31, 2006 and 2005 was 2.02% and 1.93%, respectively.  The increase was caused predominantly by higher overhead expenses and was comparative to the Uniform Bank Performance Report peer comparison group percentage.

Provision for income taxes

Income before provision for income taxes in 2006 decreased $570,000 from 2005.  The effective federal income tax rate was 24.8% and 24.2% for the years ending December 31, 2006 and 2005, respectively.  The minor increase in the effective tax rate was attributed to an increase in temporary differences that gave rise to an increase in pre-tax income.

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

The following table presents, as of December 31, 2007, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest (dollars in thousands):

		Over one	Over three
	One year	year through	years through	Over
	or less	three years	five years	five years	Total

Contractual obligations:
Certificates of deposit	$113,911	$61,542	$2,514	$234	$178,201
Long-term debt	709	41,000	—	21,000	62,709
Repurchase agreements	19,711	793	—	—	20,504
Operating leases	375	693	698	4,262	6,028

Significant commitments:
Letters of credit	2,661	725	—	2,564	5,950
Loan commitments*	15,103	—	—	—	15,103

Total	$152,470	$104,753	$3,212	$28,060	$288,495

*

Available credit to borrowers in the amount of $68,276 is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Bank.

In addition to the items above, in 2008 the Company expects to complete the construction of a new branch office in West Scranton.  As of December 31, 2007, the Company expects to incur approximately $2,000,000 of additional capital expenditures, representing outstanding construction commitments, and the cost for design, furniture and equipment to complete the project.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires measurement of our financial condition and results of operations in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial businesses, most all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation as interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

Capital Resources

The $3,579,000 increase in shareholders’ equity (capital) during 2007 was primarily attributable to net income of $4,612,000, an increase in common stock from the Company’s dividend reinvestment, stock purchase and stock option plans for a total of $521,000 and an increase in other comprehensive income (loss) of $369,000 due to the increased intrinsic value of the Company’s cash flow hedge.  These items were partially offset by the declaration of cash dividends of $1,922,000.

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

The Company’s major source of capital during the previous five years has been from the retention of equity in undistributed earnings of the Bank, as reflected below:

	Net	Cash dividends	Earnings
	Income	declared	retained

2007	$4,611,572	$1,921,533	$2,690,039
2006	4,125,283	1,801,361	2,323,922
2005	4,591,697	1,624,263	2,967,434
2004	3,364,474	1,610,423	1,754,051
2003	1,643,248	1,601,898	41,350

At December 31, 2007, the Bank reported a net unrealized loss of $982,000 on AFS securities compared to a net unrealized loss of $966,000 as of December 31, 2006, or a minor deterioration of less than 2%.  Fluctuations in the capital markets may cause frequent changes in the fair value of AFS securities.  Further declines in value of the Bank’s AFS securities should not be construed as a weakness in the capital position of the Company.  The Company monitors market conditions closely and is prepared to take remedial action when appropriate.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.  During a declining interest rate environment, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which will then be re-invested at the lower market rates.  Conversely, in a period of rising interest rates, prepayment speeds from interest-sensitive assets tend to decelerate.  Deposit inflow may accelerate and will then be invested at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

At December 31, 2007, the Company had $10,409,000 in cash and cash equivalents.  In addition, the Company had $827,000 of loans AFS and $121,837,000 in investments AFS.  This combined total of $133,073,000 represented 23% of total assets at December 31, 2007.  Management believes this level of liquidity to be strong and adequate to support current operations.  For a discussion on the Bank’s significant determinable contractual obligations and significant commitments, see “Off-balance sheet arrangements and contractual obligations,” above.

The Company considers its primary source of liquidity to be its core deposit base consisting of deposits from customers throughout the branch network.  The Company will continue to promote the acquisition of deposits through its branch offices and marketing efforts.  At December 31, 2007, approximately 72% of the Company’s assets were funded by deposits, which increased 4% during 2007, and an additional 9% of the assets were funded by the Company’s equity, which increased 7% during 2007.  The Company expects to continue to grow these two components, which provide a substantial and steady source of funds.

As detailed in the statement of cash flows, incorporated by reference, total cash and cash equivalents declined $3,392,000 during 2007.  Cash from operations of $4,563,000, was supported by healthy earnings.  The $20,130,000 provided by financing was mostly due to increased deposits.  The Bank invested $28,085,000 from these two sources and $3,392,000 of cash on hand as of December 31, 2006, in interest-sensitive assets and premises and equipment, the latter mostly due to branch expansion projects.

At December 31, 2007, the Bank had approximately $138,836,000 in unused sources of borrowed funds available to meet liquidity requirements, if needed.  The sources were the approximate borrowing capacity at the Federal Reserve Bank of Philadelphia of $5,652,000, available funding at the FHLB of $122,134,000 and $11,050,000 from correspondent banks.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2007 the Bank maintained a one-year cumulative gap of negative $27.5 million, or negative 4.7%, of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of increasing interest rates.  Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2007 (dollars in thousands):

	Interest sensitivity gap at December 31, 2007
	Three months or less	Three to twelve months	One to three years	Over three years	Total
Cash and cash equivalents	$378	$—	$—	$10,031	$10,409
Investment securities (1)(2)	21,658	13,705	28,406	62,518	126,287
Loans (2)	121,338	66,967	107,793	126,154	422,252
Fixed and other assets	—	8,489	—	19,976	28,465
Total assets	$143,374	$89,161	$136,199	$218,679	$587,413
Total cumulative assets	$143,374	$232,535	$368,734	$587,413

Non-interest-bearing transaction deposits (3)	$—	$6,480	$17,819	$40,497	$64,796
Interest-bearing transaction deposits (3)	89,289	—	37,024	56,399	182,712
Certificates of Deposit	39,941	73,966	61,542	2,751	178,200
Repurchase agreements	20,504	—	—	—	20,504
Short-term borrowings	19,152	—	—	—	19,152
Long-term debt	10,213	496	31,000	21,000	62,709
Other liabilities	—	—	—	4,149	4,149
Total liabilities	$179,099	$80,942	$147,385	$124,796	$532,222
Total cumulative liabilities	$179,099	$260,041	$407,426	$532,222

Interest sensitivity gap	$(35,725)	$8,219	$(11,186)	$93,883
Cumulative gap	$(35,725)	$(27,506)	$(38,692)	$55,191

Cumulative gap to total assets	(6.1)%	(4.7)%	(6.6)%	9.4%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

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

Earnings at Risk and Economic Value at Risk Simulations.  The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet that extend beyond static re-pricing gap analysis.  Although it will continue to measure its re-pricing gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet.  The ALCO is responsible for focusing on “earnings at risk” and “economic value at risk”, and how both relate to the risk-based capital position when analyzing the interest rate risk.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2007 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2007 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	(3.5)%	(3.2)%
Net income	(9.8)	(9.7)

Economic value at risk:
Percent change in:
Economic value of equity	(23.4)	(5.3)
Economic value of equity as a percent of total assets	(2.5)	(0.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2007, the Company’s risk-based capital ratio was 13.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2008, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

Change in interest rates	Net interest income	$ variance	% variance

+200 basis points	$17,864	$(641)	(3.5)%
+100 basis points	18,158	(347)	(1.9)
Flat rate	18,505	—	—
-100 basis points	18,490	(15)	(0.1)
-200 basis points	17,920	(585)	(3.2)

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments.  Savings, money market and interest-bearing checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

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

Supervision and Regulation

The following is a brief summary of the regulatory environment in which the Company and the Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.  Changes in the laws and regulations applicable to the Company and the Bank can affect the operating environment in substantial and unpredictable ways.  We cannot accurately predict whether legislation will ultimately be enacted, and if enacted, the ultimate effect that legislation or implementing regulations would have on our financial condition or results of operations.  While banking regulations are material to the operations of the Company and the Bank, it should be noted that supervision, regulation and examination of the Company and the Bank are intended primarily for the protection of depositors, not shareholders.

Recent Legislation

Financial Services Regulatory Relief Act of 2006.  This federal act amends several federal banking laws to reduce redundant and costly regulatory burden.  Among its many provisions, the act allows the payment of interest on certain reserve balances of depository institutions that are held at the Federal Reserve beginning in year 2011, requires banking regulatory agencies to streamline reports of condition and clarifies the authority of home and host state regulators with respect to supervision of interstate branches.  The act was signed into law in October 2006.

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

Gramm-Leach-Bliley Act of 1999.  This law authorized cross-industry affiliations between banks, securities firms, insurance companies and other financial service providers.  This was landmark legislation that repealed the Glass-Steagall Act which since the 1930’s had prohibited such affiliations.  Among other provisions, the Act provided new authority for banks and created a revised framework for regulating affiliated financial services institutions.

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

It is possible that there will be regulatory proposals which, if implemented, could have a material effect upon our liquidity, capital resources and results of operations.  In addition, the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on our results of operations.  As with other banks, the status of the financial services industry can affect the Bank.  Consolidations of institutions are expected to continue as the financial services industry seeks greater efficiencies and market share.  Bank management believes that such consolidations may enhance the Bank’s competitive position as a community bank.

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Scranton, Pennsylvania

March 12, 2008

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	2007	2006

Assets:
Cash and due from banks	$10,204,714	$13,732,137
Interest-bearing deposits with financial institutions	204,102	68,711

Total cash and cash equivalents	10,408,816	13,800,848

Available-for-sale securities	121,836,851	98,841,364
Held-to-maturity securities	1,147,309	1,569,372
Federal Home Loan Bank Stock	3,302,900	3,795,100
Loans and leases, net (allowance for loan losses of $4,824,401 in 2007; $5,444,303 in 2006)	421,424,379	417,199,048
Loans available-for-sale (fair value $842,923 in 2007; $123,156 in 2006)	827,250	122,000
Bank premises and equipment, net	12,964,932	11,324,465
Cash surrender value of bank owned life insurance	8,488,663	8,177,961
Other assets	4,403,723	4,788,105
Accrued interest receivable	2,500,696	2,502,576
Foreclosed assets held-for-sale	107,036	197,149

Total assets	$587,412,555	$562,317,988

Liabilities:
Deposits:
Interest-bearing	$360,912,740	$336,592,620
Non-interest-bearing	64,795,621	73,741,975

Total deposits	425,708,361	410,334,595

Accrued interest payable and other liabilities	4,147,869	4,179,170
Short-term borrowings	39,656,354	33,656,150
Long-term debt	62,708,677	62,536,210

Total liabilities	532,221,261	510,706,125

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding 2,072,929 shares in 2007; 2,057,433 shares in 2006	19,223,363	18,702,537

Retained earnings	36,564,157	33,874,118
Accumulated other comprehensive loss	(596,226)	(964,792)

Total shareholders’ equity	55,191,294	51,611,863

Total liabilities and shareholders’ equity	$587,412,555	$562,317,988

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Interest income:
Loans and leases:
Taxable	$28,765,640	$27,681,779	$23,829,470
Nontaxable	469,389	445,527	451,590
Interest-bearing deposits with financial institutions	8,865	9,166	14,440
Investment securities:
U.S. Government agency and corporations	4,264,152	3,738,995	3,498,419
States and political subdivisions (nontaxable)	498,335	590,558	539,004
Other securities	1,170,063	940,467	638,738
Federal funds sold	102,913	123,218	48,600

Total interest income	35,279,357	33,529,710	29,020,261

Interest expense:
Deposits	13,369,992	11,492,827	6,928,000
Securities sold under repurchase agreements	465,391	623,902	633,942
Other short-term borrowings and other	504,972	377,958	328,857
Long-term debt	3,319,720	3,866,422	3,830,187

Total interest expense	17,660,075	16,361,109	11,720,986

Net interest income	17,619,282	17,168,601	17,299,275

(Credit) provision for loan losses	(60,000)	325,000	830,000

Net interest income after (credit) provision for loan losses	17,679,282	16,843,601	16,469,275

Other income:
Service charges on deposit accounts	3,007,365	2,631,859	2,660,723
Gain (loss) on sale of:
Loans	159,441	97,848	9,937
Investment securities	79	1,200	4,696
Premises and equipment	97,518	(19,654)	(14,779)
Foreclosed assets held-for-sale	143,559	(3,390)	56,516
Leased assets	—	15,154	(334,663)
Fees and other service charges	1,797,253	1,799,121	1,768,072

Total other income	5,205,215	4,522,138	4,150,502

Other expenses:
Salaries and employee benefits	8,705,698	8,328,407	7,093,427
Premises and equipment	3,156,372	3,144,669	2,954,205
Advertising	684,732	540,543	621,103
Other	4,089,958	3,864,757	3,893,233

Total other expenses	16,636,760	15,878,376	14,561,968

Income before provision for income taxes	6,247,737	5,487,363	6,057,809

Provision for income taxes	1,636,165	1,362,080	1,466,112

Net income	$4,611,572	$4,125,283	$4,591,697

Per share data:
Net income—basic	$2.23	$2.01	$2.26
Net income—diluted	$2.23	$2.01	$2.25
Dividends	$0.93	$0.88	$0.80

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2007, 2006 and 2005

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2004	1,839,572	$10,072,134	$36,396,027	$(101,401)	$46,366,760
Total comprehensive income:
Net income			4,591,697		4,591,697
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(1,010,932)	(1,010,932)
Comprehensive income					3,580,765
Issuance of common stock through Employee Stock Purchase Plan	1,031	31,671			31,671
Dividends reinvested through Dividend Reinvestment Plan	13,614	491,096			491,096
Cash dividends declared			(1,624,263)		(1,624,263)

Balance, December 31, 2005	1,854,217	10,594,901	39,363,461	(1,112,333)	48,846,029
Cumulative effect adjustments			(343,717)		(343,717)
Total comprehensive income:
Net income			4,125,283		4,125,283
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				146,624	146,624
Change in cash flow hedge intrinsic value				917	917
Comprehensive income					4,272,824
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151			48,151
Dividends reinvested through Dividend Reinvestment Plan	16,251	568,641			568,641
Stock-based compensation expense		28,744			28,744
Cash dividends declared			(1,801,361)		(1,801,361)
Stock dividend declared	185,394	7,462,100	(7,469,548)		(7,448)

Balance, December 31, 2006	2,057,433	18,702,537	33,874,118	(964,792)	51,611,863
Total comprehensive income:
Net income			4,611,572		4,611,572
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(16,258)	(16,258)
Change in cash flow hedge intrinsic value				384,824	384,824
Comprehensive income					4,980,138
Issuance of common stock through Employee Stock Purchase Plan	2,266	67,820			67,820
Dividends reinvested through Dividend Reinvestment Plan	13,230	437,145			437,145
Stock-based compensation expense		15,861			15,861
Cash dividends declared			(1,921,533)		(1,921,533)

Balance, December 31, 2007	2,072,929	$19,223,363	$36,564,157	$(596,226)	$55,191,294

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,611,572	$4,125,283	$4,591,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,130,274	1,349,990	1,493,621
(Credit) provision for loan losses	(60,000)	325,000	830,000
Deferred income tax expense (benefit)	78,838	(75,003)	(318,948)
Stock-based compensation expense	15,861	28,744	—
Loss from investment in limited partnership	80,400	80,000	90,000
Proceeds from sale of loans available-for-sale	16,399,530	12,573,745	2,337,108
Originations of loans available-for-sale	(16,945,339)	(12,169,313)	(2,179,377)
Write-down of foreclosed assets held-for-sale	—	—	63,569
Increase in cash surrender value of life insurance	(310,702)	(286,063)	(278,461)
Net gain on sale of loans	(159,441)	(97,848)	(9,937)
Net gain on sale of investment securities	(79)	(1,200)	(4,696)
Net (gain) loss on sale of foreclosed assets held-for-sale	(143,559)	3,390	(56,516)
Net loss on sale of leased assets	—	—	334,663
Net (gain) loss on disposal of equipment	(97,518)	19,654	14,779
Change in:
Accrued interest receivable	1,880	(542,750)	(236,976)
Other assets	(8,933)	(385,141)	(172,882)
Accrued interest payable and other liabilities	(29,680)	922,747	200,655

Net cash provided by operating activities	4,563,104	5,871,235	6,698,299

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	421,096	424,880	1,053,978
Available-for-sale securities:
Proceeds from sales	3,818,914	19,554,141	25,283,946
Proceeds from maturities, calls and principal pay-downs	12,001,895	24,445,735	14,121,713
Purchases	(38,399,150)	(46,996,118)	(24,207,221)
Net decrease (increase) FHLB stock	492,200	833,100	(59,500)
Net increase in loans and leases	(4,517,367)	(14,619,300)	(24,026,568)
Proceeds from sale of leased assets	—	—	1,021,403
Acquisition of bank premises and equipment	(2,939,866)	(1,723,928)	(1,676,465)
Proceeds from sale of bank premises and equipment	453,186	1,560	15,845
Proceeds from sale of foreclosed assets held-for-sale	584,088	55,890	546,956

Net cash used in investing activities	(28,085,004)	(18,024,040)	(7,925,913)

Cash flows from financing activities:
Net increase in deposits	15,373,765	30,835,955	13,883,305
Net increase (decrease) in short-term borrowings	6,000,204	4,883,153	(21,761,049)
Proceeds from issuance of long-term debt	20,000,000	16,000,000	15,000,000
Repayments of long-term debt	(19,827,533)	(37,167,978)	(2,415,000)
Proceeds from employee stock purchase plan	67,820	48,151	31,671
Dividends paid, net of dividends reinvested	(1,484,388)	(1,232,720)	(1,133,167)
Cash payments in lieu of fractional shares on stock dividend	—	(7,448)	—

Net cash provided by financing activities	20,129,868	13,359,113	3,605,760

Net (decrease) increase in cash and cash equivalents	(3,392,032)	1,206,308	2,378,146

Cash and cash equivalents, beginning	13,800,848	12,594,540	10,216,394

Cash and cash equivalents, ending	$10,408,816	$13,800,848	$12,594,540

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near term are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have any investment securities held for trading purposes during 2007, 2006 or 2005.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value.  Premiums and discounts are amortized or accreted, as a component of interest income, over the life of the related security as an adjustment to yield using the interest method.  Unrealized holding gains and losses on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized.  These net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income.  Gains and losses from sales of securities AFS are determined using the specific identification method.

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

Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income.  Any payments received on non-accrual loans are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of lost interest.

LOANS AVAILABLE-FOR-SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Unrealized gains are recognized to the extent of previous write-downs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses.  The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans and leases that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment.  Loans considered uncollectible are charged against the allowance.  Recoveries on loans previously charged off are added to the allowance.

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

The Company currently employs the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, following GAAP in assessing the adequacy of the allowance.  Under GAAP, the adequacy of the allowance is determined based on the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS 5, “Accounting for Contingencies,” for large groups of homogeneous loans to be collectively evaluated.

Allowances for impaired loans under SFAS 114 are determined based on collateral values or the present value of estimated cash flows.  All loans placed on a non-accruing status are considered impaired loans as well as other specific loans which, based upon all the pertinent facts known at the time, were deemed to be impaired and to which a specific allowance has been allotted.  SFAS 5 allowances include a portion based on historical charge-off experience and a portion based on evaluation of qualitative factors.

LEASES

Financing of equipment was provided to municipal customers under lease arrangements accounted for as direct financing leases.  Income earned is based on a constant periodic return on the net investment in the lease.

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

STOCK OPTIONS

The Company has two stock-based compensation plans, which are described more fully in Note 9.  The Company accounts for these plans under the recognition and measurement principles of SFAS No. 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.

Prior to 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25, and related Interpretations.  Prior to 2006, no stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement SFAS No. 123R, to stock-based employee compensation for the year ended December 31, 2005 (dollars in thousands except for per share data):

2005

Net income, as reported	$4,592
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—

Pro forma net income	$4,592
Earnings per share:
Basic — as reported	$2.26
Basic — pro forma	$2.26

Diluted — as reported	$2.25
Diluted — pro forma	$2.25

The Company did not grant stock options in 2005.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.  For the years ended December 31, 2007, 2006 and 2005, advertising costs amounted to approximately $685,000, $541,000 and $621,000, respectively.

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

Loans available-for-sale:  For loans available-for-sale, the fair value is estimated using rates currently offered for similar loans.

Deposit liabilities:  The fair values of deposits with no stated maturity such as demand, NOW, savings and money market deposit accounts, are equal to the amount payable on demand which are their carrying values.  The fair values of certificate of deposit accounts are based on discounted cash flows using rates which approximate the rates we offer for deposits of similar maturities.

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

For the years ended December 31, 2007, 2006, and 2005, the Company paid interest of $18,306,000, $15,318,000 and $11,367,000, respectively.  For the years ended December 31, 2007, 2006, and 2005, the Company paid cash for income taxes of $1,500,000, $1,480,000 and $1,800,000, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $352,000, $258,000 and $322,000 in 2007, 2006, and 2005, respectively.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

	2007	2006	2005

Unrealized holding (losses) gains on available-for-sale securities	$(24,554)	$223,358	$(1,527,019)

Less reclassification adjustment for gains realized in income	(79)	(1,200)	(4,696)

Net unrealized (losses) gains	(24,633)	222,158	(1,531,715)

Change in cash flow hedge intrinsic value	384,824	917	—

Subtotal	360,191	223,075	(1,531,715)

Tax effect	8,375	(75,534)	520,783

Net of tax amount	$368,566	$147,541	$(1,010,932)

The components of accumulated other comprehensive loss consisted of:

	2007	2006	2005

Unrealized holding losses on available-for-sale securities	$(981,967)	$(965,709)	$(1,112,333)

Change in cash flow hedge intrinsic value	385,741	917	—

Accumulated other comprehensive loss	$(596,226)	$(964,792)	$(1,112,333)

2.              CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2007 and 2006 were $702,000 and $714,000, respectively.

Deposits with any one financial institution are insured up to $100,000.  From time-to-time, the Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.              INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2007 and 2006 are as follows (in thousands):

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,147	$33	$—	$1,180

Available-for-sale securities:
U.S. government agencies and corporations	$35,406	$101	$263	$35,244
Obligations of states and political subdivisions	12,127	63	57	12,133
Corporate bonds	17,532	—	1,197	16,335
Mortgage-backed securities	57,930	70	380	57,620

Total debt securities	122,995	234	1,897	121,332

Equity securities	329	183	7	505

Total available-for-sale securities	$123,324	$417	$1,904	$121,837

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,569	$29	$—	$1,598

Available-for-sale securities:
U.S. government agencies and corporations	$34,604	$—	$712	$33,892
Obligations of states and political subdivisions	12,560	49	33	12,576
Corporate bonds	10,530	52	11	10,571
Mortgage-backed securities	42,332	1	1,002	41,331

Total debt securities	100,026	102	1,758	98,370

Equity securities	279	192	—	471

Total available-for-sale securities	$100,305	$294	$1,758	$98,841

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

The amortized cost and fair value of debt securities at December 31, 2007 by contractual maturity are shown below (in thousands):

	Amortized cost	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,147	$1,180

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,000	$997
Due after one year through five years	4,999	5,012
Due after five years through ten years	17,283	17,369
Due after ten years	41,783	40,334

Total debt securities	65,065	63,712

Mortgage-backed securities	57,930	57,620

Total available-for-sale debt securities	$122,995	$121,332

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

The following table presents the fair value and gross unrealized losses of investments aggregated by investment category and length of time and the number of securities that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2007:

U.S. government agencies and corporations	$5,311	$126	$11,827	$137	$17,138	$263
Obligations of states and political subdivisions	5,177	55	204	2	5,381	57
Mortgage-backed securities	12,809	16	26,603	364	39,412	380
Corporate bonds	14,076	954	2,260	243	16,336	1,197

Subtotal, debt securities	37,373	1,151	40,894	746	78,267	1,897

Equity securities	69	7	—	—	69	7

Total temporarily impaired securities	$37,442	$1,158	$40,894	$746	$78,336	$1,904
Number of securities	33		22		55

December 31, 2006:

U.S. government agencies and corporations	$12,421	$183	$21,471	$529	$33,892	$712
Obligations of states and political subdivisions	4,820	30	203	3	5,023	33
Mortgage-backed securities	6,839	45	34,435	957	41,274	1,002
Corporate bonds	3,514	11	—	—	3,514	11

Subtotal, debt securities	27,594	269	56,109	1,489	83,703	1,758

Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$27,594	$269	$56,109	$1,489	$83,703	$1,758
Number of securities	22		32		54

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

At December 31, 2007 the debt securities with unrealized losses have depreciated 2.4% from the Company’s amortized cost basis.  Management believes that the cause of the unrealized losses is directly related to changes in interest rates and not credit quality, which is consistent with its experience.  In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, their fair value will increase. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Management views the unrealized losses to be temporary based on the impact of interest rates, and their high credit quality. In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity. Management evaluates the securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There were no other-than-temporary impairment write-downs recorded in 2007, 2006 or 2005.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2007	2006	2005

Gross realized gain	$18,853	$71,201	$127,414
Gross realized loss	18,774	70,001	122,718
Net gain	$79	$1,200	$4,696

4.              LOANS AND LEASES

The major classifications of loans and leases at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Commercial and CRE	$216,057,882	$218,213,216
Residential real estate	116,978,378	112,742,692
Consumer	81,998,093	77,729,520
Real estate construction	10,703,249	13,369,712
Direct financing leases	511,178	588,211

Total	426,248,780	422,643,351

Less:
Allowance for loan losses	4,824,401	5,444,303

Loans and leases, net	$421,424,379	$417,199,048

Net deferred loan costs of $722,000 and $618,000 have been added to the carrying value of loans at December 31, 2007 and 2006, respectively.

Information related to impaired and past due loans as of December 31 is as follows:

	2007	2006
At December 31:
Non-accrual loans	$3,811,205	$3,357,718
Other impaired loans	2,283,501	—
Total impaired loans	$6,094,706	$3,357,718

Amount of impaired loans that have a specific allowance	$5,038,972	$1,393,660
Amount of impaired loans with no specific allowance	1,055,734	1,964,058
Allowance for impaired loans	1,143,203	278,153

Accruing loans that are contractually past due as to principal or interest:
Past due 90 days or more	25,470	80,603
Past due 30-89 days	4,697,953	2,570,825

During the year ended December 31:
Average investment in impaired loans	5,214,365	8,146,755
Interest income recognized on impaired loans	109,889	390,127
Interest income recognized on impaired loans (cash basis)	93,426	278,570

Information related to the changes in the allowance for loan losses as of December 31 is as follows:

	2007	2006	2005

Balance, beginning	$5,444,303	$5,984,649	$5,987,798
Recoveries	161,861	189,668	560,496
(Credit) provision for loan losses	(60,000)	325,000	830,000
Losses charged to allowance	(721,763)	(1,055,014)	(1,393,645)

Balance, ending	$4,824,401	$5,444,303	$5,984,649

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheet.  The approximate amount of mortgages serviced amounted to $61,023,000 at December 31, 2007 and $53,112,000 at December 31, 2006.

5.              BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Land	$2,072,048	$2,072,048
Bank premises	7,171,328	7,492,231
Furniture, fixtures and equipment	8,603,310	8,148,040
Leasehold improvements	5,102,308	3,021,602

Total	22,948,994	20,733,921

Less accumulated depreciation and amortization	9,984,062	9,409,456

Bank premises and equipment, net	$12,964,932	$11,324,465

Depreciation expense, which includes amortization of leasehold improvements, was $1,297,000, $1,191,000 and $1,189,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2008, the Company expects to complete the construction of a new branch office in West Scranton.  As of December 31, 2007, approximately $2,000,000 of additional capital expenditures representing outstanding construction commitments, design, furniture and equipment will be incurred before the entire cost of the project will be reclassified from construction in process, a component of other assets on the consolidated balance sheets, to bank premises and equipment.

The Company leases its Green Ridge, Scranton, Pittston, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  Rental expense was $435,000 for 2007, $428,000 for 2006 and $380,000 for 2005.  The future minimum rental payments at December 31, 2007 under these leases are as follows:

Year ending December 31	Amount

2008	$375,225
2009	347,962
2010	345,484
2011	347,151
2012	350,484
2013 and thereafter	4,261,752

Total	$6,028,058

6.              DEPOSITS

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

2008	$113,910,750	63.9%
2009	53,147,973	29.8
2010	8,394,364	4.7
2011	1,392,190	0.8
2012	1,121,297	0.7
2013 and thereafter	233,968	0.1

	$178,200,542	100.0%

Certificate of deposit accounts of $100,000 or more aggregated $80,857,000 and $63,020,000 at December 31, 2007 and 2006, respectively.

Investment securities with a fair value of $63,505,000 and letters of credit with a notional amount of $10,563,000 as of December 31, 2007 were pledged as collateral to secure public deposits and trust funds.

7.              SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31, 2007, 2006 and 2005:

	2007	2006	2005

Securities sold under repurchase agreements	$20,504,408	$22,224,445	$26,912,700
Demand note, U.S. Treasury	201,946	1,036,705	1,091,297
Overnight borrowings	18,950,000	10,395,000	769,000

Total	$39,656,354	$33,656,150	$28,772,997

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Maximum outstanding at any month end	Average outstanding	Weighted- average rate during the year	Rate at year end

2007

Overnight borrowings	$30,795,000	$8,781,767	5.17%	4.24%
Repurchase agreements	21,678,303	19,579,632	2.38%	1.94%
Demand note, U.S. Treasury	1,057,677	523,018	6.19%	3.60%

Total	$53,530,980	$28,884,417

2006

Overnight borrowings	$13,308,000	$6,110,115	5.21%	5.36%
Repurchase agreements	24,917,518	23,390,881	2.67%	2.80%
Demand note, U.S. Treasury	1,081,822	500,907	6.11%	5.06%

Total	$39,307,340	$30,001,903

2005

Overnight borrowings	$15,850,000	$8,002,896	3.59%	4.22%
Repurchase agreements	56,137,013	35,105,825	1.81%	1.89%
Demand note, U.S. Treasury	1,091,297	685,572	3.35%	3.96%

Total	$73,078,310	$43,794,293

Overnight borrowings may include both Fed funds purchased with correspondent banks and open repurchase agreements with the FHLB.  Securities sold under agreements to repurchase (repurchase agreements) are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $22,000,000, $25,000,000 and $27,000,000 at December 31, 2007, 2006 and 2005, respectively.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2007, the Company had approximately $122,134,000 available to borrow from the FHLB, $11,050,000 from correspondent banks and approximately $5,652,000 that it could borrow at the Discount Window from the Federal Reserve Bank of Philadelphia.  There were no borrowings from the Federal Reserve Bank Discount Window at December 31, 2007, 2006 or 2005.

8.              LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 2.98% to 6.14% at December 31, 2007.  These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, certain residential mortgages and other real estate collateralized loans with a combined fair value of $206,000,000 at December 31, 2007.

At December 31, 2007, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2008	$708,677	2.98%
2009	20,000,000	5.13
2010	21,000,000	5.84
2013	5,000,000	3.61
2016	16,000,000	5.26

Total	$62,708,677	5.26%

Rates on $42,000,000 of convertible select FHLB advances are fixed but may adjust quarterly, should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties attached to the borrowings is a deterrent from paying off the high cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the FHLB rate will convert to floating and the Bank has the option, at that time, to repay or to renegotiate the converted advance.  As of December 31, 2007 the weighted-average interest rate on these convertible select advances was 5.35% with maturity dates ranging from 2010 to 2016.

9.              STOCK PLANS

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

The Company has two stock-based compensation plans (the stock option plans).  The stock option plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees.  The Company believes that these stock option plans better align the interest of its directors, key officers and employees with the interest of its shareholders.  The Company further believes that the granting of share-based awards, under the provisions of the stock option plans, is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and certain employees.  During the fourth quarter of 2007, various amendment provisions to the stock option plans concerning their administration are intended to qualify the plans for exemption from the application of Section 409A of the Internal Revenue Code, as contemplated by the recently released final Treasury Regulations under the Code.  Other amendments to the stock option plans are described more fully below.

The Company established the 2000 Independent Directors Stock Option Plan (the Directors Plan) and reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  In addition to the amendment to the Directors’ Plan noted above, the Directors Plan was also amended to remove automatic stock option granting in January of each year and allow the grant of stock options at any time at the discretion of the Company’s Board of Directors.  This plan was further amended to add a six-month vesting period for options granted.  During 2007, 17,500 stock options were granted under the Directors’ Plan.  No stock options were awarded during each of the years ended December 31, 2006 and 2005 due to the directors’ voluntary election to forego the award.  As of December 31, 2007, there were 32,350 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan (the Incentive Plan) and reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  In addition to the amendment to the Incentive Plan noted above, the Incentive Plan was also amended to provide that no qualified incentive stock options will be granted after the date of the amendments.  Under the Incentive Plan, as amended, key officers and certain other employees are eligible to be awarded non-qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  During 2007 and 2006, 5,000 non-qualified shares and 2,200 qualified incentive shares, respectively, were granted under the Incentive Plan.  No stock options were granted during the year ended December 31, 2005.  As of December 31, 2007, there were 10,830 unexercised stock options outstanding under this plan.

A summary of the status of the Company’s stock option plans as of December 31, 2007, December 31, 2006 and December 31, 2005 and changes during the periods is presented in the following table:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (yrs)

Outstanding and exercisable, December 31, 2004	20,570	$32.29	5.7
Granted	—	—
Exercised	—	—
Forfeited	(440)	34.09

Outstanding and exercisable, December 31, 2005	20,130	32.25	4.7
Granted	2,200	36.59
Exercised	—	—
Forfeited	(1,650)	33.07

Outstanding and exercisable, December 31, 2006	20,680	32.64	4.3
Granted	22,500	28.90
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2007	43,180	30.69	6.8
Exercisable, December 31, 2007	20,680	$32.64

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $28.18 to $36.59.  Also, in the above table, only options that are fully vested are included in the amounts that are exercisable as of the date indicated.

As of December 31, 2007 and 2006, the intrinsic value (stock options with fair values that exceeded their exercise or strike price) aggregated approximately $1,200 and $28,000, respectively.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges.  As such, the estimated fair value of options awarded under its stock option plans is determined, on the date of grant, using the Black-Scholes Option Pricing Valuation Model (the model).  For the options granted in 2007 and 2006, the model incorporated the assumptions noted in the following table:

	2007		2006
Expected volatility	25.36%		16.00%
Expected dividend	3.46%		2.41%
Risk-free interest rate	3.57%		4.35%
Expected term	5.25	years	5.25	years

The expected volatility was determined based on the daily five-year historical volatility of the Company’s stock.  Management believes the five-year historical volatility measurement closely resembles the fluctuation of its stock value under most economic conditions and cycles.  Because of the relatively short vesting period, the model assumes that all options granted will fully vest.  The risk-free rate is for the period within the expected term of the options based on the U.S. Treasury yield curve.  The Company used the simplified method to determine the term in which options are expected to be outstanding.  The Company does not have sufficient historical share option exercise experience upon which to estimate expected term and therefore used the simplified method.

The following table summarizes the per share weighted-average fair value of options granted:

	2007		2006
	Options granted	Weighted- average grant date fair value	Options granted	Weighted- average grant date fair value
Directors’ Plan	17,500	$5.57	—	$—
Incentive Plan	5,000	5.57	2,200	6.21
Total	22,500	$5.57	2,200	$6.21

Approximately $8,900 and $13,700 of stock-based compensation expense was recorded during the twelve months ended 2007 and 2006, respectively, and is included as a component of salaries and employee benefits in the consolidated income statement.  As of December 31, 2007, there were 22,500 non-vested shares with a grant-date fair value of $5.57 per share.  In addition, as of December 31, 2007, there was approximately $114,000 of unrecognized compensation expense related to these non-vested shares granted under the stock option plans.  The non-vested shares are expected to be fully vested and the related unrecognized compensation is expected to be fully recognized during the first half of 2008.

In addition to the two stock option plans, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may have automatic payroll deductions to purchase the Company’s capital stock at a discounted price based at the fair market value of the Company’s capital stock on either the commencement date or termination date.  At December 31, 2007, 8,317 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and, as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the year ended December 31, 2007 and 2006, compensation expense related to the ESPP approximated $7,000 and $15,000, respectively and is included as a component of salaries and employee benefits in the consolidated income statement.  For the year ended December 31, 2008, the Company expects to issue approximately 2,300 shares and recognize compensation expense of $3,000 under the ESPP.

Also, as of December 31, 2007, the Company has reserved 110,000 shares of its un-issued capital stock for issuance under a dividend reinvestment plan (the DRP).  Reserved shares issued under the DRP are valued at fair value as of the dividend payment date.  At December 31, 2007, 29,330 shares are available for future issuance.

10.       INCOME TAXES

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) during the first quarter of 2007 and has evaluated its material tax positions as of December 31, 2007.  The adoption of FIN 48 had no effect on its consolidated financial statements.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2007, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2007, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, as of December 31, 2007, there were no penalties and interest recognized in the consolidated statements of income as a result of the adoption of FIN 48, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.

The following temporary differences gave rise to the deferred tax asset (liability) at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,640,296	$1,851,063
Unrealized losses on available-for-sale securities	505,861	497,486
Deferred interest from non-accrual loans	297,482	163,593
Deferred compensation	24,479	43,702
Retirement settlement reserve	39,714	46,918
Other	111,228	87,755

Total	2,619,060	2,690,517

Deferred tax liabilities:
Depreciation	(251,475)	(328,321)
Loan fees and costs	(469,892)	(396,355)
Other	(108,168)	(105,853)

Total	(829,535)	(830,529)

Deferred tax asset, net	$1,789,525	$1,859,988

The provision for income taxes for the years ended December 31 are as follows:

	2007	2006	2005

Current	$1,557,327	$1,437,083	$1,785,060
Deferred	78,838	(75,003)	(318,948)

Total provision	$1,636,165	$1,362,080	$1,466,112

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2007	2006	2005

Expected provision at the statutory rate	$2,124,231	$1,865,703	$2,059,655
Tax-exempt income	(348,903)	(376,906)	(353,559)
Nondeductible interest expense	47,385	54,670	43,296
Bank owned life insurance	(105,639)	(97,261)	(94,677)
Nondeductible other expenses and other, net	36,792	33,575	(68,489)
Low income housing tax credits	(117,701)	(117,701)	(120,114)

Actual provision for income taxes	$1,636,165	$1,362,080	$1,466,112

11.       RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan were approximately $292,000 in 2007, $242,000 in 2006 and $214,000 in 2005.

12.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of December 31 (in thousands):

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets:
Cash and cash equivalents	$10,409	$10,409	$13,801	$13,801
Held-to-maturity securities	1,147	1,180	1,569	1,598
Available-for-sale securities	121,837	121,837	98,841	98,841
FHLB Stock	3,303	3,303	3,795	3,795
Loans and leases	421,424	423,219	417,199	410,412
Loans available-for-sale	827	843	122	123
Accrued interest	2,501	2,501	2,503	2,503

Financial liabilities:
Deposit liabilities	425,708	426,357	410,335	408,903
Short-term borrowings	39,656	39,656	33,656	33,658
Long-term debt	62,709	65,514	62,536	63,663
Accrued interest	1,736	1,736	2,382	2,382

On-balance sheet derivative instrument:
Cash flow hedge	441	441	225	225

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

As of December 31, 2007 and 2006, the notional amount and estimated fair values of the Company’s financial instruments with off-balance sheet risk were as follows (in thousands):

	2007		2006
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance sheet financial instruments:
Commitments to extend credit	$83,379	$83,379	$71,277	$71,277
Standby letters of credit	5,950	5,950	5,535	5,535
Cash flow hedge	20,000	441	20,000	225

In the above table, the estimated fair value of the cash flow hedge is an on-balance sheet item.

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

The following table summarizes outstanding financial letters of credit as of December 31, 2007 (in thousands):

	Less than one year	One to five years	Over five years	Total
Secured by:
Collateral	$1,570	$720	$2,564	$4,854
Guarantees	88	—	—	88
Bank lines of credit	934	—	—	934

	2,592	720	2,564	5,876

Unsecured	69	5	—	74

Total	$2,661	$725	$2,564	$5,950

The Company has not incurred any losses on its commitments in 2007, 2006 or 2005.

Interest Rate Floors, Caps and Swaps

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $385,000 in 2007 and $900 in 2006, is recorded as a component of OCI in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $169,000 and $22,000 for the years ended December 31, 2007 and 2006, respectively, is recorded in the consolidated statement of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of December 31, 2007.  As of December 31, 2007, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  As of December 31, 2007 and 2006, the fair value of the derivative contract approximated $441,000 and $225,000, respectively, and is recorded as a component of other assets in the consolidated balance sheets.

The use of derivative instruments exposes the Company to credit risk in the event of non-performance by the agreement’s counterparty to the derivative instrument.  In the event of default by the counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement.  The Company controls the credit risk associated with the derivative instrument by engaging counterparties with high credit ratings, establishing counterparty exposure limits and monitoring procedures.

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

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2007, 2006 and 2005:  The number of shares and per-share data has been adjusted, for all periods, to reflect a 10% stock dividend paid on February 15, 2006:

	2007	2006	2005

Basic EPS:

Net income available to common shareholders	$4,611,572	$4,125,283	$4,591,697

Weighted-average common shares outstanding	2,066,683	2,047,975	2,031,211

Basic EPS	$2.23	$2.01	$2.26

Diluted EPS:

Net income available to common shareholders	$4,611,572	$4,125,283	$4,591,697

Weighted-average common shares outstanding	2,066,683	2,047,975	2,031,211
Diluted potential common shares	386	1,172	2,924
Weighted-average common shares and dilutive potential shares outstanding	2,067,069	2,049,147	2,034,135

Diluted EPS	$2.23	$2.01	$2.25

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2007 or 2006.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated	$60,657,888	13.6%	≥$35,593,844	≥8.0%	N/A	N/A
Bank	$60,313,618	13.6%	≥$35,587,244	≥8.0%	≥$44,484,055	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$55,754,463	12.5%	≥$17,796,922	≥4.0%	N/A	N/A
Bank	$55,485,085	12.5%	≥$17,793,622	≥4.0%	≥$26,690,433	≥6.0%

Tier I capital (to average assets)
Consolidated	$55,754,463	9.5%	≥$23,573,565	≥4.0%	N/A	N/A
Bank	$55,485,085	9.4%	≥$23,557,576	≥4.0%	≥$29,446,969	≥5.0%

As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$57,777,905	14.0%	≥$32,913,690	≥8.0%	N/A	N/A
Bank	$57,476,581	14.0%	≥$32,908,004	≥8.0%	≥$41,135,005	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$52,544,818	12.8%	≥$16,456,845	≥4.0%	N/A	N/A
Bank	$52,322,924	12.7%	≥$16,454,002	≥4.0%	≥$24,681,003	≥6.0%

Tier I capital (to average assets)
Consolidated	$52,544,818	9.3%	≥$22,533,961	≥4.0%	N/A	N/A
Bank	$52,322,924	9.3%	≥$22,518,803	≥4.0%	≥$28,148,504	≥5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $46,720,000 at December 31, 2007.  However, such dividends are limited due to the capital requirements discussed above.

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

	2007	2006	2005

Balance, beginning	$9,028,873	$9,165,554	$9,243,286
Adjustments for loans to individuals no longer officers, directors, associates or greater than 5% shareholders	(1,254,485)	—	(1,100)
Additions	1,261,950	1,600,137	1,560,469
Collections	(1,370,628)	(1,736,818)	(1,637,101)

Balance, ending	$7,665,710	$9,028,873	$9,165,554

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2007	2006	2005

Number of persons	2	2	2

Balance, beginning	$7,349,167	$7,446,933	$7,890,075
Additions	793,049	2,312,295	334,734
Collections	(946,137)	(1,203,870)	(777,876)
Prior loan balances no longer exceeding threshold	—	(1,206,191)	—

Balance, ending	$7,196,079	$7,349,167	$7,446,933

As of December 31, 2007, 2006 and 2005, deposits from executive officers, directors and associates of such persons approximated $8,100,000, $7,876,000 and $5,405,000, respectively.

16.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

2007	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$8,632	$8,684	$8,892	$9,071	$35,279
Interest expense	(4,328)	(4,362)	(4,470)	(4,500)	(17,660)

Net interest income	4,304	4,322	4,422	4,571	17,619
Credit for loan losses	—	—	60	—	60
Other income	1,214	1,329	1,309	1,354	5,206
Other expenses	(4,113)	(4,087)	(4,189)	(4,248)	(16,637)

Income before income taxes	1,405	1,564	1,602	1,677	6,248
Provision for income taxes	(361)	(405)	(424)	(446)	(1,636)

Net income	$1,044	$1,159	$1,178	$1,231	$4,612

Net income per share	$0.51	$0.56	$0.57	$0.59	$2.23

2006	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$7,893	$8,371	$8,595	$8,671	$33,530
Interest expense	(3,663)	(4,106)	(4,281)	(4,311)	(16,361)

Net interest income	4,230	4,265	4,314	4,360	17,169
Provision for loan losses	(75)	(175)	(75)	—	(325)
Gain on sale of investment securities	—	—	—	1	1
Other income	1,129	1,084	1,136	1,172	4,521
Other expenses	(3,923)	(3,948)	(3,996)	(4,012)	(15,879)

Income before income taxes	1,361	1,226	1,379	1,521	5,487
Provision for income taxes	(329)	(288)	(349)	(396)	(1,362)

Net income	$1,032	$938	$1,030	$1,125	$4,125

Net income per share	$0.51	$0.45	$0.51	$0.54	$2.01

2005	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$6,974	$7,103	$7,324	$7,619	$29,020
Interest expense	(2,698)	(2,785)	(2,962)	(3,276)	(11,721)

Net interest income	4,276	4,318	4,362	4,343	17,299
Provision for loan losses	(80)	(300)	(300)	(150)	(830)
Gain on sale of investment securities	—	3	—	2	5
Other income	747	1,123	1,228	1,047	4,145
Other expenses	(3,565)	(3,611)	(3,591)	(3,794)	(14,561)

Income before income taxes	1,378	1,533	1,699	1,448	6,058
Provision for income taxes	(358)	(397)	(405)	(306)	(1,466)

Net income	$1,020	$1,136	$1,294	$1,142	$4,592

Net income per share	$0.50	$0.56	$0.64	$0.56	$2.26

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

18.        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements.  SFAS 157 applies to other accounting standards that require or permit fair value measurements.  Accordingly, it does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value.  SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

In November 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 requires entities to include the expected net future cash flows related to the associated servicing of the loan in the measurement of its written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

19.       PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

Condensed Balance Sheets

	December 31,
	2007	2006

Assets:
Cash	$2	$17
Investment in subsidiary	54,812	51,275
Securities available-for-sale	489	447

Total	$55,303	$51,739

Liabilities and shareholders’ equity:
Liabilities	$112	$127
Shareholders’ equity	55,191	51,612

Total	$55,303	$51,739

Condensed Income Statements

	Years ended December 31,
	2007	2006	2005

Income:
Equity in undistributed earnings of subsidiary	$3,163	$2,972	$3,504
Dividends from subsidiary	1,613	1,253	1,167
Other income	13	14	12

Total income	4,789	4,239	4,683

Operating expenses	267	163	136

Income before income taxes	4,522	4,076	4,547

Credit for income taxes	90	49	45

Net income	$4,612	$4,125	$4,592

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$4,612	$4,125	$4,592
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(4,777)	(4,225)	(4,671)
Stock-based compensation expense	16	29	—
Deferred income tax benefit	(3)	—	—
Changes in other assets and liabilities, net	(10)	19	16

Net cash used in operating activities	(162)	(52)	(63)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,613	1,253	1,167
Purchases of securities available for sale	(50)	—	—

Net cash provided by investing activities	1,563	1,253	1,167

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,484)	(1,240)	(1,133)
Exercise of stock options	—	—	—
Withholdings to purchase capital stock	68	48	32

Net cash used in financing activities	(1,416)	(1,192)	(1,101)

Net (decrease) increase in cash	(15)	9	3

Cash, beginning	17	8	5

Cash, ending	$2	$17	$8

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:                   CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  In addition, the SEC has proposed to extend the deadline for non-accelerated filers, such as the Company, for an auditor attestation on internal control over financial reporting for one additional year from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009.  Furthermore, the Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B:                   OTHER INFORMATION

None.

PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Items 401 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11:  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2008 definitive Proxy Statement.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2008 definitive Proxy Statement.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Item 8 “Financial Statements and Supplementary Data” and is incorporated by reference herein to the information presented in the Company’s 2008 definitive Proxy Statement.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s 2008 definitive Proxy Statement.

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

(3)  Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-K:

3(i) Amended and Restated Articles of Incorporation of Registrant.  Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.

3(ii) Amended and Restated Bylaws of Registrant.  Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.

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

*10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank.  Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000.

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

*10.6 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.7 Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.8 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.9 Registrant’s 2002 Employee Stock Purchase Plan.  Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.

*10.10 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated June 21, 2004.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

*10.11 Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

*10.12 Change of Control and Severance Agreement between James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated September 19, 2005.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2005.

*10.13 Amendment and Termination of the Deferred Compensation Agreement with Joseph J. Earyes, Daniel Santaniello, Registrant and The Fidelity Deposit and Discount Bank, dated November 1, 2005.  Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2005.

*10.14 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

*10.15 Change of Control Agreements with Daniel J. Santaniello, Salvatore R. DeFrancesco, James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*10.16 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*10.17 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*10.18 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

11 Statement regarding computation of earnings per share.  Included herein in Note 13 “Earnings per Share,” contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2007 Annual Report to Shareholders filed with the SEC on Form ARS.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

	By:	/s/ STEVEN C. ACKMANN
Date: March 12, 2008		Steven C. Ackmann,
President and Chief Executive Officer

	By:	/s/ SALVATORE R. DEFRANCESCO, JR.
Date: March 12, 2008		Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ STEVEN C. ACKMANN	March 12, 2008
Steven C. Ackmann, President and
Chief Executive Officer

By:	/s/ SALVATORE R. DEFRANCESCO, JR.	March 12, 2008
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ SAMUEL C. CALI	March 12, 2008
Samuel C. Cali, Chairman Emeritus
and Director

By:	/s/ PATRICK J. DEMPSEY	March 12, 2008
Patrick J. Dempsey, Chairman
of the Board of Directors and Directord

By:	/s/ JOHN T. COGNETTI	March 12, 2008
John T. Cognetti, Assistant Secretary
and Director

By:	/s/ MICHAEL J. MCDONALD	March 12, 2008
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ DAVID L. TRESSLER	March 12, 2008
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 12, 2008
Mary E. McDonald, Director

By:	/s/ BRIAN J. CALI	March 12, 2008
Brian J. Cali, Director

EXHIBIT INDEX
Page

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.

*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

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

*

10.3 Form of Deferred Compensation Plan of The Fidelity Deposit and Discount Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000.

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

*

10.6 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*

10.7 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.8 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.9 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.	*

10.10 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated June 21, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2004.

*

10.11 Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

*

10.12 Change of Control and Severance Agreement between James T. Gorman, Registrant and the Fidelity Deposit and Discount Bank, dated September 19, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2005.

*

10.13 Amendment and Termination of the Deferred Compensation Agreement with Joseph J. Earyes, Daniel Santaniello, Registrant and The Fidelity Deposit and Discount Bank, dated November 1, 2005. Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2005.

*

10.14 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

*

10.15 Change of Control Agreements with Daniel J. Santaniello, Salvatore R. DeFrancesco, James T. Gorman, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.1, 99.2 and 99.3, respectively, to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*

10.16 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*

10.17 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*

10.18 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	69

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	14

13 Annual Report to Shareholders. Incorporated by reference to the 2007 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	82

23 Consent of Independent Registered Public Accounting Firm.	83

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	84

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	85

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	87

*Incorporated by Reference