Form 10-Q
period 2008-03-31
FIDELITY D & D BANCORP INC
filed 2008-05-09
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:	IRS EMPLOYER IDENTIFICATION NO:
PENNSYLVANIA	23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES        ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 30, 2008, the latest practicable date, was 2,075,182 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2008

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)

Assets:
Cash and due from banks	$13,302,358	$10,204,714
Federal funds sold	9,900,000	—
Interest-bearing deposits with financial institutions	176,596	204,102

Total cash and cash equivalents	23,378,954	10,408,816

Available-for-sale securities	135,212,002	121,836,851
Held-to-maturity securities	1,108,022	1,147,309
Federal Home Loan Bank Stock	3,387,800	3,302,900
Loans and leases, net (allowance for loan losses of $ 4,378,924 in 2008; $4,824,401 in 2007)	393,989,244	421,424,379
Loans available-for-sale (fair value $1,228,281 in 2008; $842,923 in 2007)	1,214,600	827,250
Bank premises and equipment, net	12,947,438	12,964,932
Cash surrender value of bank owned life insurance	8,564,950	8,488,663
Other assets	11,115,787	4,403,723
Accrued interest receivable	2,790,700	2,500,696
Foreclosed assets held-for-sale	167,036	107,036

Total assets	$593,876,533	$587,412,555

Liabilities:
Deposits:
Interest-bearing	$386,356,675	$360,912,740
Non-interest-bearing	69,486,801	64,795,621

Total deposits	455,843,476	425,708,361

Accrued interest payable and other liabilities	9,465,660	4,147,869
Short-term borrowings	9,879,537	39,656,354
Long-term debt	62,494,906	62,708,677

Total liabilities	537,683,579	532,221,261

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock authorized 10,000,000 shares with no par value; issued and outstanding, 2,075,182 shares in 2008 and 2,072,929 shares in 2007	19,349,045	19,223,363
Retained earnings	37,134,309	36,564,157
Accumulated other comprehensive loss	(290,400)	(596,226)

Total shareholders’ equity	56,192,954	55,191,294

Total liabilities and shareholders’ equity	$593,876,533	$587,412,555

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Interest income:
Loans and leases:
Taxable	$6,809,134	$7,175,029
Nontaxable	78,076	109,517
Interest-bearing deposits with financial institutions	1,106	2,792
Investment securities:
U.S. government agency and corporations	1,253,181	919,288
States and political subdivisions (nontaxable)	144,130	124,839
Other securities	375,036	245,899
Federal funds sold	84,169	54,452

Total interest income	8,744,832	8,631,816

Interest expense:
Deposits	3,233,736	3,334,023
Securities sold under repurchase agreements	67,153	115,457
Other short-term borrowings and other	64,822	73,073
Long-term debt	832,285	805,073

Total interest expense	4,197,996	4,327,626

Net interest income	4,546,836	4,304,190

Provision for loan losses	—	—

Net interest income after provision for loan losses	4,546,836	4,304,190

Other income:
Service charges on deposit accounts	763,269	632,317
Gain (loss) on sale of:
Loans	91,606	36,725
Investment securities	1,134	—
Premises and equipment	—	96,557
Foreclosed assets held-for-sale	8,704	15,128
Fees and other service charges	430,829	432,936

Total other income	1,295,542	1,213,663

Other expenses:
Salaries and employee benefits	2,417,546	2,134,977
Premises and equipment	790,640	805,825
Advertising	168,356	159,005
Other	1,016,207	1,013,236

Total other expenses	4,392,749	4,113,043

Income before provision for income taxes	1,449,629	1,404,810

Provision for income taxes	360,682	360,459

Net income	$1,088,947	$1,044,351

Per share data:
Net income - basic	$0.52	$0.51
Net income - diluted	$0.52	$0.51
Dividends	$0.25	$0.22

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2008 and 2007

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2006 (audited)	2,057,433	$18,702,537	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income			1,044,351		1,044,351
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				159,150	159,150
Change in cash flow hedge intrinsic value				59,256	59,256
Comprehensive income					1,262,757
Issuance of common stock through Employee Stock Purchase Plan	2,266	67,820			67,820
Dividends reinvested through Dividend Reinvestment Plan	3,658	137,175			137,175
Stock-based compensation expense		6,958			6,958
Cash dividends declared			(453,134)		(453,134)

Balance, March 31, 2007 (unaudited)	2,063,357	$18,914,490	$34,465,335	$(746,386)	$52,633,439

Balance, December 31, 2007 (audited)	2,072,929	$19,223,363	$36,564,157	$(596,226)	$55,191,294
Total comprehensive income:
Net income			1,088,947		1,088,947
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects				(59,310)	(59,310)
Change in cash flow hedge intrinsic value				365,136	365,136
Comprehensive income					1,394,773
Issuance of common stock through Employee Stock Purchase Plan	2,253	57,891			57,891
Dividends reinvested through Dividend Reinvestment Plan					—
Stock-based compensation expense		67,791			67,791
Cash dividends declared			(518,795)		(518,795)

Balance, March 31, 2008 (unaudited)	2,075,182	$19,349,045	$37,134,309	$(290,400)	$56,192,954

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net income	$1,088,947	$1,044,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	143,933	294,105
Deferred income tax expense (benefit)	159,737	(63,692)
Stock-based compensation expense	67,791	6,958
Loss from investment in limited partnership	20,100	20,100
Proceeds from sale of loans available-for-sale	33,446,667	3,998,013
Originations of loans available-for-sale	(4,096,160)	(4,210,038)
Increase in cash surrender value of life insurance	(76,287)	(76,816)
Net gain on sale of loans	(91,606)	(36,725)
Net gain on sale of investment securities	(1,134)	—
Net gain on sale of foreclosed assets held-for-sale	(8,704)	(15,128)
Net gain on disposal of premises and equipment	—	(96,557)
Change in:
Accrued interest receivable	(290,004)	(111,836)
Other assets	(950,950)	(301,492)
Accrued interest payable and other liabilities	56,470	(192,854)

Net cash provided by operating activities	29,468,800	258,389

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	39,133	199,356
Available-for-sale securities:
Proceeds from sales	12,881,733	—
Proceeds from maturities, calls and principal pay-downs	15,104,801	4,187,592
Purchases	(41,209,106)	(4,943,639)
Net (increase) decrease in FHLB stock	(84,900)	196,500
Net increase in loans and leases	(2,324,907)	(270,967)
Proceeds from sale of premises and equipment	—	247,008
Acquisition of bank premises and equipment	(651,129)	(643,661)
Proceeds from sale of foreclosed assets held-for-sale	62,090	172,814

Net cash used in investing activities	(16,182,285)	(854,997)

Cash flows from financing activities:
Net increase in deposits	30,135,115	3,732,401
Net decrease in short-term borrowings	(29,776,817)	(2,048,184)
Repayments of long-term debt	(213,771)	(204,580)
Proceeds from employee stock purchase plan	57,891	67,820
Dividends paid, net of dividends reinvested	(518,795)	(315,959)

Net cash (used in) provided by financing activities	(316,377)	1,231,498

Net increase in cash and cash equivalents	12,970,138	634,890

Cash and cash equivalents, beginning	10,408,816	13,800,848

Cash and cash equivalents, ending	$23,378,954	$14,435,738

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the related consolidated statements of income for the three-month periods ended March 31, 2008 and 2007 and changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2008 and 2007 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2008 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  The Company receives estimated fair values of investment securities from an independent valuation service.  In developing these fair values, the valuation service uses estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments.  Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, management may obtain price quotes from more than one source.  Available-for-sale (AFS) securities are carried at fair value on the consolidated balance sheet with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

The fair value of residential mortgage loans originated and classified as AFS, is obtained from the Federal National Mortgage Association (FNMA).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.

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

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  For a further discussion on the Company’s stock option plans, see Note No. 3, “Stock plans,” below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Three months ended March 31,	2008	2007

Basic EPS:
Net income available to common shareholders	$1,088,947	$1,044,351
Weighted-average common shares outstanding	2,075,033	2,060,517
Basic EPS	$0.52	$0.51

Diluted EPS:
Net income available to common shareholders	$1,088,947	$1,044,351
Weighted-average common shares outstanding	2,075,033	2,060,517
Dilutive potential common shares	—	1,042
Weighted-average common shares and dilutive potential shares	2,075,033	2,061,559
Diluted EPS	$0.52	$0.51

3.  Stock plans

The Company uses the fair value method of accounting for stock-based compensation provided under Statement of Financial Accounting Standard (SFAS) No. 123R, Share Based Payment.  SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

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

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Stock-based compensation expense is recognized over the six-month vesting period.  Generally, all shares that are granted become fully vested.

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the first three months of 2008.  No stock options were awarded during the first quarter of 2007.  As of March 31, 2008, there were 32,350 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  During the first quarter of 2008, 2,000 stock options were issued under this plan at a weighted-average grant-date fair value of $4.85 per share as determined using the Black-Scholes Option Pricing Valuation Model.  The model considers expected volatility, expected dividends, risk-free interest rate and the expected term.  No stock options were awarded during the first quarter of 2007.  As of March 31, 2008, there were 12,830 unexercised stock options outstanding under this plan.

The following tables illustrates the stock-based compensation expense recognized during the three months ended March 31, 2008 and 2007 and the unrecognized stock-based compensation expense as of March 31, 2008 and December 31, 2007:

	Three months ended
	March 31,
	2008	2007
Stock-based compensation expense:
Director’s Plan	$48,471	$—
Incentive Plan	16,380	—

Total stock-based compensation expense	$64,851	$—

	As of:
	March 31, 2008	December 31, 2007
Unrecognized stock-based compensation expense:
Director’s Plan	$42,079	$90,550
Incentive Plan	19,182	25,872

Unrecognized stock-based compensation expense	$61,261	$116,422

The amount unrecognized as of March 31, 2008 will be recognized during the second and third quarters of 2008.  Stock-based compensation is recorded in the consolidated income statement as a component of salaries and employee benefits.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may elect to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At March 31, 2008, 10,570 shares have been issued under the ESPP.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2008 and 2007, compensation expense related to the ESPP approximated $3,000 and $7,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

4.  Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $365,000 and $59,000 for the three months ended March 31, 2008 and 2007, respectively, is recorded as a component of other comprehensive income (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $23,000 and $51,000 for the three months ended March 31, 2008 and 2007, respectively, is recorded in the consolidated statements of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of March 31, 2008.  As of March 31, 2008, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  Also, as of March 31, 2008 and December 31, 2007, the fair value of the derivative contract approximated $782,000 and $441,000 and is recorded as a component of other assets in the consolidated balance sheet.

5.  Recent accounting pronouncements

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions to measure assets and liabilities at fair value.  Level 3 pricing for securities may also include unobservable inputs based upon broker traded transactions.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The adoption of this statement had no effect on the Company’s financial statements.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels (dollars in thousands):

		Fair value measurements at March 31, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$135,212	$467	$115,202	$19,543
Loans available-for-sale	1,215	—	1,215	—
Derivative instrument	782	—	782	—
Total	$137,209	$467	$117,199	$19,543

Equity securities in the available-for-sale securities portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, all other debt securities in the available-for-sale securities portfolio are measured at fair value using quoted prices from an independent third party that provide valuation services for similar assets, with similar terms in actively traded markets.  The Company’s investment in investment-grade preferred trust securities, classified under corporate bonds, the exit-pricing of which is obtained from a third party includes both observable and unobservable inputs.  Due to the recent, temporary limited market activity in these instruments, a large portion of the unobservable inputs are subjective in nature and therefore, are considered Level 3 inputs.  Once the market activity, including new issues, begins to occur regularly, and the unobservable subjective inputs are replaced by market activity, these securities may be transferred out of Level 3 into a Level 2 classification by management.  Loans available-for-sale are measured at fair value from quotes received through secondary market sources, i.e., FNMA, who provides pricing for similar assets with similar terms in actively traded markets.  The derivative instrument, included in other assets, is measured at fair value from pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis (dollars in thousands):

Available-for-sale
Assets:	securities

Balance January 1, 2008	$16,335
Realized / unrealized gains (losses):
in earnings	—
in comprehensive income	(1,341)
Purchases, sales, issuances and settlements amortization and accretion, net	4,549
Transfers into (out of) Level 3	—
Balance March 31, 2008	$19,543

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (dollars in thousands):

Fair value measurements at March 31, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,223	$16	$1,018	$1,189

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The Company did not elect the fair value option for any of its financial instruments as of March 31, 2008 and therefore the adoption of this statement had no effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standard Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2008 compared to December 31, 2007 and the results of operations for the three months ended March 31, 2008 and March 31, 2007.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2007 Annual Report filed on Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Overview

Net income for the three months ended March 31, 2008 was $1,089,000, a 4% increase compared to $1,044,000 recorded for the three months ended March 31, 2007.  Diluted earnings per share were $0.52 and $0.51 for each of the respective periods.  The increase in net income was the result of increases in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for income taxes.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.74% and 7.80%, respectively, for the three months ended March 31, 2008 compared to 0.75% and 8.12%, respectively, for the same period in 2007.  The increase in net income had a positive influence on both ROA and ROE for the comparable periods; however, the decline in ROE was caused by a higher balance of average equity in the current period fueled by higher retained earnings.  The decrease in ROA was caused by a higher balance of average assets at the end of the 2008 quarter compared to the end of the 2007 quarter.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $243,000 to $4,547,000 for the first quarter of 2008, from $4,304,000 recorded in the same period of 2007.  The increase in net interest income was principally due to a combination of: $24,000,000 in growth of average earning assets mostly in the investment portfolio which increased by approximately $30,000,000 in the first quarter 2008 compared to the first quarter of 2007; and lower rates paid on interest-bearing deposits during the same period.  Growth in the investment portfolio was the result of deposit growth and the sale of relatively low yielding, long-term mortgage loans, the proceeds of which were used to purchase better yielding investments.  As a result, interest income from the investment and loan portfolios and federal funds sold combined for a net increase of approximately $113,000 in the first quarter of 2008 compared to the first quarter of 2007.  Contributing to the improvement in net interest income was lower interest expense which decreased $130,000, or 3%, in the current year quarter compared to last year’s first quarter.  Though interest-bearing deposits increased by $26,000,000, on average, rates on deposits have been reducing in concert with the current interest rate environment.  Average rates paid on deposits have declined 40 basis points for the three months ended March 31, 2008 compared to the three months ended March 31 2007.  This reduction in rate had a greater influence on interest expense than the increase in average balances, both of which combined for a net reduction in interest expense from deposits of $100,000.

During the first quarter of 2008, the Bank’s tax-equivalent margin and spread were 3.37% and 2.76%, respectively, compared to 3.36% and 2.66% during the first quarter of 2007.  The improvement in both spread and margin were from combined increased interest income and decreased interest expense and the resulting higher level of net interest income.

The inverted treasury yield curve that was prevalent in 2006 and 2007 has turned positive and continues to steepen.  The Federal Open Market Committee (FOMC) has reduced fed funds interest rate by 300 basis points since the end of the first quarter of 2007 and 200 basis points since year-end 2007.  In turn, the national prime rate, the benchmark rate banks use to set rates on various lending and other interest sensitive financial instruments, has been reduced by similar amounts during the same periods.  Generally, this situation causes floating rate assets to re-price at lower yields, and also causes fixed rate assets to originate at yields lower than the yields earned in the prior comparable period, thereby reducing interest income.  To help mitigate this effect, the Company sold $28,100,000 of low yielding mortgage loans and used the proceeds to pay down borrowings and purchase investment securities.

The Company’s Asset Liability Management team meets regularly to discuss interest rate risk and if necessary adjust interest rates on paying deposits in response to rate movements that emanate from the FOMC so that net interest income is not disproportionately impacted during this down-rate environment.  This proactive attention to interest rate risk in conjunction with our interest rate hedging strategy, as described in Note No. 4, “Derivative instruments,” within the notes to the consolidated financial statements in Part I, Item 1, has helped contain the Company’s net interest income at an acceptable level.

The table that follows sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Year ended
	March 31,		December 31,
	2008	2007	2007
Average interest-earning assets:
Loans and leases	$411,093	$425,380	$424,781
Investments	134,492	104,521	116,217
Federal funds sold	12,175	4,178	1,948
Interest-bearing deposits	152	211	184
Total	$557,912	$534,290	$543,130

Average interest-bearing liabilities:
Other interest-bearing deposits	$191,295	$200,164	$194,452
Certificates of deposit	189,601	154,738	161,418
Borrowed funds	68,697	67,400	71,573
Repurchase agreements	15,372	17,873	19,580
Total	$464,965	$440,175	$447,023

Interest income (FTE):
Loans and leases	$6,928	$7,341	$29,477
Investments	1,856	1,362	6,219
Federal funds sold	84	54	103
Interest-bearing deposits	1	3	9
Total	$8,869	$8,760	$35,808

Interest expense:
Other interest-bearing deposits	$1,094	$1,630	$6,029
Certificates of deposit	2,140	1,705	7,341
Borrowed funds	897	878	3,825
Repurchase agreements	67	115	465
Total	$4,198	$4,328	$17,660

Net interest income (FTE)	$4,671	$4,432	$18,148

Yield on average interest-earning assets
Loans and leases	6.78%	7.00%	6.94%
Investments	5.55%	5.28%	5.35%
Federal funds sold	2.78%	5.29%	5.28%
Interest-bearing deposits	2.93%	5.36%	4.81%
Total	6.39%	6.65%	6.59%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	2.30%	3.30%	3.10%
Certificates of deposit	4.54%	4.47%	4.55%
Borrowed funds	5.25%	5.28%	5.34%
Repurchase agreements	1.76%	2.62%	2.38%
Total	3.63%	3.99%	3.95%

Net interest spread	2.76%	2.66%	2.64%
Net interest margin	3.37%	3.36%	3.34%

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

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.  The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Bank’s Special Asset Committee meets periodically to review problem loans and leases.  The committee is comprised of Bank management, including the chief risk officer, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

•                  national and local economic trends and conditions; and

•                  changes in credit concentrations.

No provisions for loan losses were necessary during the first quarter of 2008.  After taking into account charge-offs and recoveries, the allowance for loan losses was $4,379,000 at March 31, 2008 as compared to $5,360,000 as of March 31, 2007.  Although the non-accrual loans have increased compared to balances at December 31, 2007 and March 31, 2007, other adversely criticized and classified loans have declined during the same periods.  These reductions coupled with lower reserve allocations required for impaired loans and a reduced loan portfolio, due to the aforementioned sale of residential mortgage loans, has resulted in a lower calculated allowance for loan losses as of March 31, 2008.  The lower level of the allowance has been deemed adequate to absorb the known and inherent losses in the loan portfolio at March 31, 2008 and therefore neither a provision nor a credit for loan losses was necessary.  For a further discussion on the allowance for loan losses and non-accrual loans, see “Comparison of Financial Condition at March 31, 2008 and December 31, 2007,” below.

Other income

Total other (non-interest) income improved $82,000, or 7%, to $1,296,000 for the three months ended March 31, 2008 from $1,214,000 for the three months ended March 31, 2007.  The Company experienced $131,000 of growth in deposit service fees.  Increased sales of residential mortgages into the secondary market have resulted in $55,000 more net gains in the current quarter compared to the prior year quarter.  During the quarter ended March 31, 2007, the Company recorded a $97,000 gain from the sale of a commercial property that did not recur in the 2008 quarter.

Other operating expenses

For the first quarter ended March 31, 2008, other (non-interest) expenses increased $280,000, or 7%, compared to the same 2007 quarter.  Salaries and related employee benefits increased $283,000, or 13%, due to payroll and incentive increases, an increase in the number of full-time equivalent employees, higher stock-based compensation expense and increased health insurance costs.

COMPARISON OF FINANCIAL CONDITION AT

MARCH 31, 2008 AND DECEMBER 31, 2007

Overview

Consolidated assets increased $6,464,000 during the three months ended March 31, 2008.  The increase was caused by the recording of an investment security purchase commitment of $5,300,000, carried in other assets, scheduled to settle early in the second quarter of 2008 and an increase in shareholders’ equity of $1,002,000, predominantly from the first quarter’s net income.  The offset to the purchase commitment was a recording of a liability to purchase.  Upon settlement, both assets and liabilities will be reduced by $5,300,000.

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, AFS or held-to- maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at net fair value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

At March 31, 2008, the carrying value of investment securities totaled $136,320,000, or 23% of total assets compared to $122,984,000 or 21% of total assets at December 31, 2007.  At March 31, 2008, approximately 40% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, corporate and municipal bonds comprised 32%, 15% and 12%, respectively, of the investment portfolio at March 31, 2008.

Total investments increased $13,336,000, net of a $91,000 decline in the market value of AFS investments.  The increase in the investment portfolio in the first quarter of 2008 was from liquidity created from the sale of mortgage loans.  The amortized cost and fair market value of investment securities is comprised of HTM and AFS securities with carrying values of $1,108,000 and $135,212,000, respectively.  At March 31, 2008, the AFS debt securities were recorded with a net unrealized loss in the amount of $1,716,000 and equity securities were recorded with an unrealized gain of $138,000.  A comparison of investment securities at March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
U.S. government agencies	$55,177	40.5	$35,244	28.6
Mortgage-backed securities	45,707	33.5	58,767	47.8
State & municipal subdivisions	15,426	11.3	12,133	9.9
Preferred term securities	19,543	14.4	16,335	13.3
Equity securities	467	0.3	505	0.4
Total investments	$136,320	100.0	$122,984	100.0

The amortized cost and fair value of investments at March 31, 2008 are as follows (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$1,108	$43	$—	$1,151

Available-for-sale securities:
U.S. government agencies and corporations	$54,925	$356	$104	$55,177
Obligations of states and political subdivisions	15,444	91	109	15,426
Corporate bonds	22,081	—	2,538	19,543
Mortgage-backed securities	44,011	594	6	44,599

Total debt securities	136,461	1,041	2,757	134,745

Equity securities	329	147	9	467

Total available-for-sale	$136,790	$1,188	$2,766	$135,212

The amortized cost and fair value of debt securities at March 31, 2008 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,108	$1,151

Available-for-sale securities:
Debt securities:
Due in one year or less	$5,130	$5,129
Due after one year through five years	6,006	6,046
Due after five years through ten years	12,205	12,398
Due after ten years	69,109	66,573
Total debt securities	92,450	90,146

Mortgage-backed securities	44,011	44,599

Total available-for-sale debt securities	$136,461	$134,745

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

Management evaluates securities for other-than-temporary impairment on a quarterly basis or more frequently when economic conditions or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2008, the AFS debt securities portfolio was carried at a net unrealized loss of $1,716,000 compared to a net unrealized loss of $1,663,000 at December 31, 2007.  Management believes the cause of the unrealized losses is directly related to changes in interest rates and not credit quality, which is consistent with its experience.  In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.  There were no other-than-temporary impairment write-downs recorded during the three months ended March 31, 2008 nor have there been any write-downs recorded for the year-ended December 31, 2007.

Loans available-for-sale (AFS)

Generally, upon origination, certain residential mortgages are classified as AFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Bank would be exposed to prepayment risk and, as rates decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as AFS.  The carrying value of loans AFS is at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS at March 31, 2008 amounted to $1,215,000 with a corresponding fair value of $1,228,000, compared to $827,000 and $843,000, respectively, at December 31, 2007.  During the first quarter of 2008, residential mortgages with principal balances of $33,355,000 were sold into the secondary market with net gains of approximately $92,000 recognized.  Included in the sale were $28,100,000 of residential loans transferred from the loan and lease portfolio.

Loans and leases

The Company originates commercial and industrial (commercial) and commercial real estate (CRE) loans, residential, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The broad spectrum of products provides diversification that helps manage to an extent, interest rate and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.

The majority of the Company’s loan portfolio is collateralized, at least in part, by real estate in Lackawanna and Luzerne Counties of Pennsylvania.  Commercial lending activities generally involve a greater degree of credit risk than residential lending because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on commercial loans depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control.  Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations.  As such, commercial loans require more ongoing evaluation and monitoring which occurs with the Bank’s credit administration and outsourced loan review functions.

The composition of the loan portfolio at March 31, 2008 and December 31, 2007, is summarized as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and CRE	$216,588	54.4	$216,058	50.7
Residential real estate	90,022	22.6	116,978	27.5
Consumer	81,391	20.4	81,998	19.2
Real estate construction	9,872	2.5	10,703	2.5
Direct financing leases	495	0.1	511	0.1
Gross loans	398,368	100.0	426,248	100.0
Allowance for loan losses	(4,379)		(4,824)
Net loans	$393,989		$421,424

Gross loans declined from $426,248,000, as of December 31, 2007 to $398,368,000 at March 31, 2008.  The decline stems from the transfer to the AFS portfolio and simultaneous sale of $28,100,000 of residential mortgage loans.

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

Each quarter, management performs an assessment of the allowance and the provision for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on SFAS 114, Accounting by Creditors for Impairment of a Loan.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the SFAS 114 reserve amounts are reasonable.  The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Total charge-offs, net of recoveries, for the quarter ended March 31, 2008, were $445,000, compared to $85,000 for the same period in 2007.  Consumer loan net charge-offs were $94,000 for the three months ended at March 31, 2008, down slightly from the $102,000 recorded for the like period in 2007.  Commercial loan net charge-offs were $320,000 for the three months ended March 31, 2008, compared to $6,000 of recoveries recorded in the three months ending March 31, 2007.  The commercial loan charge-offs in the current quarter resulted from the final resolution of an impaired loan for which a specific reserve had been previously allocated.  Mortgage loans incurred net charge-offs of $32,000 in the first three months of 2008 compared to net recoveries of $12,000 for the three months ended March 31, 2007.

Management believes that the current balance in the allowance for loan losses of $4,379,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but are inherent to the portfolio.  Currently, management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.10% at March 31, 2008 compared to 1.13% at December 31, 2007.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
	March 31, 2008		December 31, 2007		March 31, 2007

Balance at beginning of period	$4,824,401		$5,444,303		$5,444,303

(Credit) provision for loan losses	—		(60,000)		—

Charge-offs:
Commercial	378,107		375,356		—
Residential real estate	31,871		90,193		1,585
Consumer	109,127		256,215		109,657
Total	519,105		721,764		111,242

Recoveries:
Commercial	58,463		18,076		5,723
Residential real estate	30		125,002		13,563
Consumer	15,135		18,784		7,411
Total	73,628		161,862		26,697

Net charge-offs	445,477		559,902		84,545

Balance at end of period	$4,378,924		$4,824,401		$5,359,758

Total loans, end of period	$399,582,768		$427,076,030		$422,955,523

Net charge-offs to:
Loans, end of period	0.11%		0.13%		0.02%
Allowance for loan losses	10.17%		11.61%		1.58%
Provision for loan losses	—	x	—	x	—	x

Allowance for loan losses to:
Total loans	1.10%		1.13%		1.27%
Non-accrual loans	0.97	x	1.27	x	1.69	x
Non-performing loans	0.91	x	1.26	x	1.52	x
Net charge-offs	9.83	x	8.62	x	63.40	x

Loans 30-89 days past due and still accruing	$3,582,873		$4,697,953		$4,482,637
Loans 90 days past due and accruing	$336,627		$25,470		$347,200
Non-accrual loans	$4,498,424		$3,811,205		$3,172,782
Allowance for loan losses to loans 90 days or more past due and accruing	13.01	x	189.41	x	15.44	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of March 31, 2008, non-performing assets represented 0.84% of total assets compared to 0.67% at December 31, 2007.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing assets for the period is attributed to non-accruing commercial business loans and non-accruing real estate loans in the process of foreclosure.  Most of these loans are collateralized, thereby mitigating the Bank’s potential for loss.  At March 31, 2008, non-performing loans were $4,835,000 compared to $3,837,000 at year-end 2007.  There were no repossessed assets or restructured loans at March 31, 2008 or December 31, 2007.  Specific action plans are developed for each of the Company’s non-performing assets.

Non-accrual loans aggregated $4,498,000 at March 31, 2008, compared to $3,811,000 at December 13, 2007.  During the first quarter of 2008 approximately $3,069,000 of loans were placed in non-accrual status.  These were partially offset by payoffs or reductions of $1,879,000, charge-offs of $436,000, $60,000 in transfers to ORE and $7,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $337,000 at March 31, 2008.  The non-accrual loans were $4,498,000 and ORE totaled $167,000.  These three items comprise the non-performing assets of $5,002,000 at the March 31, 2008 quarter end.  Non-performing loans to net loans were 1.22% at March 31, 2008, and 0.91% at December 31, 2007.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2008	December 31, 2007	March 31, 2007

Loans past due 90 days or more and accruing	$336,627	$25,470	$347,200
Non-accrual loans	4,498,424	3,811,205	3,172,782
Total non-performing loans	4,835,051	3,836,675	3,519,982

Other real estate owned	167,036	107,036	284,058
Total non-performing assets	$5,002,087	$3,943,711	$3,804,040

Net loans including AFS	$395,203,844	$422,251,629	$417,595,765
Total assets	$593,876,533	$587,412,555	$564,625,942
Non-accrual loans to net loans	1.14%	0.90%	0.76%
Non-performing assets to net loans, ORE and repossessed assets	1.27%	0.93%	0.91%
Non-performing assets to total assets	0.84%	0.67%	0.67%
Non-performing loans to net loans	1.22%	0.91%	0.84%

Foreclosed assets held-for-sale

At March 31, 2008, foreclosed assets held-for-sale consisted of two ORE properties amounting to $167,000 at March 31, 2008.  One property is under an agreement to sell and the other is listed for sale with a local realtor.

Other assets

The increase in other assets of $6,712,000 from December 31, 2007 to March 31, 2008 was principally due to the recording of the commitment to purchase a $5,300,000 investment security that will settle early in the second quarter.  Also contributing to the increase was added capitalized construction costs related to activities associated with the Company’s branch expansion project plus the increase in the fair value of the Company’s derivative contract.

Deposits

The Bank is a community-based commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include savings accounts, interest-bearing checking (NOW), money market, non-interest bearing deposits (DDAs) and certificates of deposit accounts.  Certificate of deposits, or CDs, are deposits with stated maturities ranging from seven days to five years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Company’s deposits are obtained from the communities surrounding its 12 branch offices.  The Bank attempts to attract and retain deposit customers via sales and marketing efforts, new products, quality service, competitive rates and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Company considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Though we continue to experience intense competition for deposits, our rate setting strategy includes consideration of liquidity needs, balance sheet structure and cost effective strategies that is mindful of the current interest rate environment.

Compared to December 31, 2007 total deposits increased $30,135,000, or 7%, during the three months ended March 31, 2008.  The growth in total deposits was primarily due to increases in NOW and DDAs of $22,900,000, or 42%, and $4,700,000, or 7%, respectively.  The combined increase stems from seasonal activity with our municipal customers.  The improvement in CD’s is from growth in personal accounts offset partially by a decline from the public sector.

The following table represents the components of deposits as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Money market	$85,224	18.7	$87,892	20.6
NOW	77,581	17.0	54,695	12.9
Savings and club	40,122	8.8	40,125	9.4
Certificates of deposit	183,429	40.3	178,200	41.9
Total interest-bearing	386,356	84.8	360,912	84.8
Non-interest-bearing	69,487	15.2	64,796	15.2
Total deposits	$455,843	100.0	$425,708	100.0

Certificates of deposit, of $100,000 or more aggregated $84,065,000 and $80,857,000 at March 31, 2008 and December 31, 2007, respectively.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks for asset growth and liquidity needs.  Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  Overnight balances and repurchase agreements are components of short-term borrowings on the consolidated balance sheets.  FHLB advances are components of long-term debt on the consolidated balance sheets.

The following table represents the components of borrowings as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Overnight borrowings	$—	—	$18,950	18.5
Repurchase agreements	9,559	13.2	20,504	20.0
Demand note, U.S. Treasury	320	0.4	202	0.2
FHLB advances	62,495	86.4	62,709	61.3
Total borrowings	$72,374	100.0	$102,365	100.0

The pay-down of overnight borrowings resulted from the previously mentioned deposit growth and liquidity produced by the sale of residential mortgage loans.  The reduction in repurchase agreements was caused by a combination of competition and the volatile nature of the sweep product.

Accrued interest payable and other liabilities

The increase in accrued interest payable and other liabilities $5,318,000 from December 31, 2007 to March 31, 2008 was principally due to the recording of the commitment to purchase a $5,300,000 investment security that will settle early in the second quarter.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2008 the Bank maintained a one-year cumulative gap of $5.6 million, or 0.9%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in a rising interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2008 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$10,136	$—	$—	$13,243	$23,379
Investment securities (1)(2)	30,998	20,892	28,608	59,210	139,708
Loans (2)	110,167	76,501	103,072	105,464	395,204
Fixed and other assets	—	8,563	—	27,022	35,585
Total assets	$151,301	$105,956	$131,680	$204,939	$593,876
Total cumulative assets	$151,301	$257,257	$388,937	$593,876

Non-interest-bearing transaction deposits (3)	$—	$6,948	$19,109	$43,430	$69,487
Interest-bearing transaction deposits (3)	106,146	—	38,094	58,687	202,927
Certificates of deposit	22,948	95,250	62,393	2,838	183,429
Repurchase agreements	9,559	—	—	—	9,559
Short-term borrowings	320	—	—	—	320
Long-term debt	10,212	283	31,000	21,000	62,495
Other liabilities	—	—	—	9,466	9,466
Total liabilities	$149,185	$102,481	$150,596	$135,421	$537,683
Total cumulative liabilities	$149,185	$251,666	$402,262	$537,683

Interest sensitivity gap	$2,116	$3,475	$(18,916)	$69,518

Cumulative gap	$2,116	$5,591	$(13,325)	$56,193

Cumulative gap to total assets	0.36%	0.94%	(2.24)%	9.46%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-

earning asset and interest-bearing liability levels at March 31, 2008 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2008 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(1.2)%	(4.1)%
Net income	(2.9)	(12.7)

Economic value at risk:
Percent change in:
Economic value of equity	(20.7)	(12.1)
Economic value of equity as a percent of total assets	(2.1)	(1.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2008, the Company’s risk-based capital ratio was 14.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2008 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$18,509	$(216)	(1.2)%
+100 basis points	18,748	23	0.1
Flat rate	18,725	—	—
-100 basis points	18,263	(462)	(2.5)
-200 basis points	17,956	(769)	(4.1)

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments.  Savings, money market and NOW accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Derivative Financial Instruments.  As part of the Bank’s overall interest rate risk strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  In October 2006, the Bank entered into an interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The purpose of the hedge is to help protect the Bank’s interest income in the event interest rates decline below a pre-determined contractual interest rate.  The strategy is reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.  For a further discussion on the Bank’s derivative contract, see Note No. 4, “Derivative instruments,” contained within the notes to consolidated financial statements in Part I, Item 1.

Liquidity

Liquidity management ensures that adequate funds will be available to meet loan and investment commitments, deposit withdrawals and maturities and normal operating requirements of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities, calls and principal repayments, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases in other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

As of March 31, 2008, the Company maintained $23,379,000 in cash and cash equivalents, $135,212,000 of investments AFS and $1,215,000 of loans AFS.  In addition, as of March 31, 2008, the Company had approximately $287,398,000 available to borrow from the FHLB and $30,000,000 available from other correspondent banks.  This combined total of $477,204,000,000 represented 80% of total assets at March 31, 2008.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2008, shareholders’ equity increased $1,002,000 from net income, stock from the Company’s Employee Stock Purchase Plan, the stock-based compensation expense offset from the Company sponsored stock option plans, an increase in the intrinsic value of the Company’s cash flow hedge, partially offset by an increase in the unrealized loss on AFS securities and by the declaration of cash dividends.  The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

As of March 31, 2008, the Company and the Bank met all capital adequacy requirements to which it was subject.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2008:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$60,869,420	14.6%	>	$33,294,967	>	8.0%		N/A		N/A
Bank	$60,435,824	14.5%	>	$33,284,189	>	8.0%	>	$41,605,236	>	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$56,428,070	13.6%	>	$16,647,483	>	4.0%		N/A		N/A
Bank	$56,054,987	13.5%	>	$16,642,094	>	4.0%	>	$24,963,142	>	6.0%
Tier I capital (to average assets)
Consolidated	$56,428,070	9.5%	>	$23,663,138	>	4.0%		N/A		N/A
Bank	$56,054,987	9.5%	>	$23,646,548	>	4.0%	>	$29,558,185	>	5.0%

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2008.

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

Item 1A.   Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

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

*10.2 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.3 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.4 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*10.5 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

  11 Statement regarding computation of earnings per share.  Included herein in Note No. 2, “Earnings per share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

FIDELITY D & D BANCORP, INC.

Date: May 6, 2008	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: May 6, 2008	/s/ Salvatore R. DeFrancesco, Jr.
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

*

10.2 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*

10.3 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.4 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*

10.5 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

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