Form 10-Q
period 2008-06-30
FIDELITY D & D BANCORP INC
filed 2008-08-07
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:	IRS EMPLOYER IDENTIFICATION NO:
PENNSYLVANIA	23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES        ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 31, 2008, the latest practicable date, was 2,064,182 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2008

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Assets:
Cash and due from banks	$15,737,564	$10,204,714
Interest-bearing deposits with financial institutions	302,902	204,102

Total cash and cash equivalents	16,040,466	10,408,816

Available-for-sale securities	128,184,265	121,836,851
Held-to-maturity securities	1,059,902	1,147,309
Federal Home Loan Bank Stock	4,358,300	3,302,900
Loans and leases, net (allowance for loan losses of $4,188,571 in 2008; $4,824,401 in 2007)	414,309,318	421,424,379
Loans available-for-sale (fair value $154,024 in 2008; $842,923 in 2007)	152,430	827,250
Bank premises and equipment, net	12,912,023	12,964,932
Cash surrender value of bank owned life insurance	8,645,597	8,488,663
Other assets	9,329,642	4,403,723
Accrued interest receivable	2,674,917	2,500,696
Foreclosed assets held-for-sale	897,036	107,036

Total assets	$598,563,896	$587,412,555

Liabilities:
Deposits:
Interest-bearing	$373,468,779	$360,912,740
Non-interest-bearing	74,765,086	64,795,621

Total deposits	448,233,865	425,708,361

Accrued interest payable and other liabilities	5,318,030	4,147,869
Short-term borrowings	29,674,336	39,656,354
Long-term debt	62,285,582	62,708,677

Total liabilities	545,511,813	532,221,261

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock, no par value (10,000,000 shares authorized; 2,075,182 shares issued and 2,070,182 shares outstanding in 2008; 2,072,929 shares issued and outstanding in 2007)	19,407,992	19,223,363
Treasury stock, at cost (5,000 shares in 2008; none in 2007)	(145,605)	—
Retained earnings	37,819,460	36,564,157
Accumulated other comprehensive loss	(4,029,764)	(596,226)

Total shareholders’ equity	53,052,083	55,191,294

Total liabilities and shareholders’ equity	$598,563,896	$587,412,555

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Interest income:
Loans and leases:
Taxable	$6,775,180	$7,141,888	$13,584,314	$14,316,917
Nontaxable	85,330	118,352	163,406	227,869
Interest-bearing deposits with financial institutions	696	1,929	1,802	4,721
Investment securities:
U.S. government agency and corporations	1,284,136	1,016,972	2,537,317	1,936,260
States and political subdivisions (nontaxable)	155,102	124,512	299,232	249,351
Other securities	305,658	280,523	680,694	526,422
Federal funds sold	6,964	202	91,133	54,654

Total interest income	8,613,066	8,684,378	17,357,898	17,316,194

Interest expense:
Deposits	2,831,400	3,222,678	6,065,136	6,556,701
Securities sold under repurchase agreements	13,443	115,576	80,596	231,033
Other short-term borrowings and other	48,849	260,939	113,671	334,012
Long-term debt	776,210	762,629	1,608,495	1,567,702

Total interest expense	3,669,902	4,361,822	7,867,898	8,689,448

Net interest income	4,943,164	4,322,556	9,490,000	8,626,746

Provision for loan losses	125,000	—	125,000	—

Net interest income after provision for loan losses	4,818,164	4,322,556	9,365,000	8,626,746

Other income:
Service charges on deposit accounts	737,330	761,922	1,500,599	1,394,239
Gain (loss) on sale of:
Loans	59,590	31,171	151,196	67,896
Investment securities	7,519	—	8,653	—
Premises and equipment	(984)	(22,924)	(984)	73,633
Foreclosed assets held-for-sale	405	127,621	9,109	142,749
Fees and other service charges	461,809	431,324	892,638	864,260

Total other income	1,265,669	1,329,114	2,561,211	2,542,777

Other expenses:
Salaries and employee benefits	2,472,302	2,165,352	4,889,848	4,300,329
Premises and equipment	781,469	784,285	1,572,109	1,590,110
Advertising	168,348	183,620	336,704	342,625
Other	1,022,421	954,296	2,038,628	1,967,532

Total other expenses	4,444,540	4,087,553	8,837,289	8,200,596

Income before provision for income taxes	1,639,293	1,564,117	3,088,922	2,968,927

Provision for income taxes	435,347	405,384	796,029	765,843

Net income	$1,203,946	$1,158,733	$2,292,893	$2,203,084

Per share data:
Net income - basic	$0.59	$0.56	$1.11	$1.07
Net income - diluted	$0.59	$0.56	$1.11	$1.07
Dividends	$0.25	$0.22	$0.50	$0.44

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2008 and 2007

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2006 (audited)	2,057,433	$18,702,537	—	$—	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income					2,203,084		2,203,084
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(1,034,092)	(1,034,092)
Change in cash flow hedge intrinsic value						(28,721)	(28,721)
Comprehensive income							1,140,271
Issuance of common stock through Employee Stock
Purchase Plan	2,266	67,820					67,820
Dividends reinvested through Dividend Reinvestment Plan	7,921	279,176					279,176
Stock-based compensation expense		6,958					6,958
Cash dividends declared					(907,073)		(907,073)

Balance, June 30, 2007 (unaudited)	2,067,620	$19,056,491	—	$—	$35,170,129	$(2,027,605)	$52,199,015

Balance, December 31, 2007 (audited)	2,072,929	$19,223,363	—	$—	$36,564,157	$(596,226)	$55,191,294
Total comprehensive income:
Net income					2,292,893		2,292,893
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(3,531,356)	(3,531,356)
Change in cash flow hedge intrinsic value						97,818	97,818
Comprehensive income							(1,140,645)
Issuance of common stock through Employee Stock Purchase Plan	2,253	57,891					57,891
Stock-based compensation expense		126,738					126,738
Purchase of treasury stock			(5,000)	(145,605)			(145,605)
Cash dividends declared					(1,037,590)		(1,037,590)

Balance, June 30, 2008 (unaudited)	2,075,182	$19,407,992	(5,000)	$(145,605)	$37,819,460	$(4,029,764)	$53,052,083

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$2,292,893	$2,203,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	296,817	586,199
Provision for loan losses	125,000	—
Deferred income tax expense (benefit)	240,736	(67,626)
Stock-based compensation expense	126,738	6,958
Loss from investment in limited partnership	40,200	40,200
Proceeds from sale of loans available-for-sale	37,691,085	7,285,804
Originations of loans available-for-sale	(6,626,744)	(7,300,708)
Increase in cash surrender value of life insurance	(156,934)	(153,264)
Net gain on sale of loans	(151,196)	(67,896)
Net gain on sale of investment securities	(8,653)	—
Net gain on sale of foreclosed assets held-for-sale	(9,109)	(142,749)
Net loss (gain) on disposal of premises and equipment	984	(73,633)
Change in:
Accrued interest receivable	(174,221)	(44,108)
Other assets	(1,881,674)	(72,481)
Accrued interest payable and other liabilities	1,170,971	57,131

Net cash provided by operating activities	32,976,893	2,256,911

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	87,104	317,077
Available-for-sale securities:
Proceeds from sales	12,889,251	—
Proceeds from maturities, calls and principal pay-downs	26,121,600	7,476,006
Purchases	(50,247,929)	(16,764,629)
Net increase in FHLB stock	(1,055,400)	(356,800)
Net increase in loans and leases	(24,092,055)	(3,199,446)
Proceeds from sale of premises and equipment	—	247,008
Acquisition of bank premises and equipment	(2,104,991)	(2,111,460)
Proceeds from sale of foreclosed assets held-for-sale	62,090	584,088

Net cash used in investing activities	(38,340,330)	(13,808,156)

Cash flows from financing activities:
Net increase in deposits	22,525,504	10,996,762
Net decrease in short-term borrowings	(9,982,018)	(4,055,067)
Repayments of long-term debt	(423,095)	(16,410,688)
Proceeds from long-term debt advances	—	20,000,000
Proceeds from employee stock purchase plan	57,891	67,820
Dividends paid, net of dividends reinvested	(1,037,590)	(627,897)
Purchase of treasury stock	(145,605)	—

Net cash provided by financing activities	10,995,087	9,970,930

Net increase (decrease) in cash and cash equivalents	5,631,650	(1,580,315)

Cash and cash equivalents, beginning	10,408,816	13,800,848

Cash and cash equivalents, ending	$16,040,466	$12,220,533

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

In the opinion of management, the consolidated balance sheets as of June 30, 2008 and December 31, 2007 and the related consolidated statements of income for the three- and six-month periods ended June 30, 2008 and 2007 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2008 and 2007 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2008 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the

Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans originated and classified as AFS, is obtained from the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Six months ended June 30,	2008	2007
Basic EPS:
Net income available to common shareholders	$2,292,893	$2,203,084
Weighted-average common shares outstanding	2,074,558	2,062,416
Basic EPS	$1.11	$1.07

Diluted EPS:
Net income available to common shareholders	$2,292,893	$2,203,084
Weighted-average common shares outstanding	2,074,558	2,062,416
Dilutive potential common shares	5	1,080
Weighted-average common shares and dilutive potential shares	2,074,563	2,063,496
Diluted EPS	$1.11	$1.07

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the six months of 2008 and 2007.  As of June 30, 2008, there were 30,150 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  During the six months ended June 30, 2008, 2,000 stock options were issued under this plan at a weighted- average grant-date fair value of $4.85 per share as determined using the Black-Scholes Option Pricing Valuation Model.  The model considers expected volatility, expected dividends, risk-free interest rate and the expected term.  No stock options were awarded during the first six months of 2007.  As of June 30, 2008, there were 12,830 unexercised stock options outstanding under this plan.

The following tables illustrate stock-based compensation expense recognized during the three and six months ended June 30, 2008 and 2007 and the unrecognized stock-based compensation expense as of June 30, 2008 and December 31, 2007 under the Company’s stock option plans:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Director’s Plan	$42,079	$—	$90,550	$—
Incentive Plan	16,868	—	33,248	—

Total stock-based compensation expense	$58,947	$—	$123,798	$—

	As of:
	June 30, 2008	December 31, 2007
Unrecognized stock-based compensation expense:
Director’s Plan	$—	$90,550
Incentive Plan	2,314	25,872

Unrecognized stock-based compensation expense	$2,314	$116,422

The amount unrecognized as of June 30, 2008 will be recognized during the third quarter of 2008.  Stock-based compensation is recorded in the consolidated income statement as a component of salaries and employee benefits.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may elect to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At June 30, 2008, 10,570 shares have been issued under the ESPP.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2008 and 2007, compensation expense related to the ESPP approximated $3,000 and $7,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

4.  Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $98,000 and -$29,000 for the six months ended June 30, 2008 and 2007, respectively, is recorded as a component of other comprehensive income (loss) (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $12,000 and $74,000 for the six months ended June 30, 2008 and 2007, respectively, is recorded in the consolidated statements of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of June 30, 2008.  As of June 30, 2008, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  Also, as of June 30, 2008 and December 31, 2007, the fair value of the derivative contract approximated $526,000 and $441,000 and is recorded as a component of other assets in the consolidated balance sheet.

5.  Recent accounting pronouncements

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions to measure assets and liabilities at fair value.  Level 3 pricing for securities may also include unobservable inputs based upon broker-traded transactions.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The adoption of this statement had no effect on the Company’s financial statements.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels (dollars in thousands):

		Fair value measurements at June 30, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$128,184	$476	$110,842	$16,866
Loans available-for-sale	152	—	152	—
Derivative instrument	526	—	526	—
Total	$128,862	$476	$111,520	$16,866

Equity securities in the available-for-sale securities portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, all other debt securities in the available-for-sale securities portfolio are measured at fair value using quoted prices from an independent third party that provide valuation services for similar assets, with similar terms in actively traded markets.  The Company’s investment-grade preferred trust securities, classified under corporate bonds, include both observable and unobservable inputs to determine the exit-pricing which is obtained from a third party.  Due to the recent, temporary limited market activity in these instruments, a large portion of the unobservable inputs are subjective in nature and, therefore, are considered Level 3 inputs.  Once the market activity, including new issues, begins to occur regularly, and the unobservable subjective inputs are replaced by market activity, these securities may be transferred out of Level 3 into a Level 2 classification by management.  Loans available-for-sale are measured at fair value from quotes received through secondary market sources, i.e., FNMA or FHLB, who provide pricing for similar assets with similar terms in actively traded markets.  The derivative instrument, included in other assets, is measured at fair value from pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis (dollars in thousands):

Available-for-sale
securities
Assets:
Balance January 1, 2008	$16,335
Realized / unrealized gains (losses):
in earnings	—
in comprehensive income	(3,867)
Purchases, sales, issuances and settlements, amortization and accretion, net	4,398
Transfers into (out of) Level 3	—
Balance June 30, 2008	$16,866

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (dollars in thousands):

Fair value measurements at June 30, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,239	$16	$1,205	$1,018

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management from the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The Company did not elect the fair value option for any of its financial instruments as of June 30, 2008 and therefore the adoption of this statement had no effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2008 compared to December 31, 2007 and the results of operations for the three- and six- months ended June 30, 2008 and June 30, 2007.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2007 Annual Report filed on Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Overview

Net income for the second quarter of 2008 was $1,204,000, a 4% increase compared to $1,159,000 recorded in the same quarter of 2007.  Diluted earnings per share were $0.59 and $0.56 for each of the respective periods.  For the six months ended June 30, 2008, net income was $2,293,000, or $1.11 per share compared to $2,203,000, or $1.07 per share for the six months ended June 30, 2007.  The increase in net income for both the quarter and six months ended June 30, 2008, compared to the prior year periods, was principally the result of increased net interest income, partially offset by increases in the provision for loan losses and non-interest expense.  In addition, non-interest income was down $63,000, or 5%, in the second quarter of 2008 but up modestly in the first half of 2008 compared to the respective 2007 periods.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.83% and 8.73%, respectively, for the three months ended June 30, 2008 compared to 0.82% and 8.79%, respectively, for the same period in 2007.  For the six months ended June 30, 2008, ROA and ROE were 0.78% and 8.26%, respectively, compared to 0.78% and 8.46% for the same period in 2007.  The decrease in ROE is attributable to increased average equity fueled by a higher level of retained earnings.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $621,000, or 14%, to $4,943,000 for the second quarter of 2008, from $4,322,000 recorded in the same period of 2007.  The increase in net interest income was principally due to a combination of: $15,000,000 in growth of average earning assets, mostly in the investment portfolio; lower rates paid on interest-bearing deposits during the same period; offset by lower yield earned from all sources stemming from operating in a lower interest rate environment.  Growth in the investment portfolio was the result of deposit growth and the sale of relatively low yielding, long-term mortgage loans, the proceeds of which were used to purchase shorter duration investments.  However, despite a larger volume of interest-earning assets, interest income declined by approximately $71,000 in the second quarter of 2008 compared to the second quarter of 2007 as yields earned from all sources were lower in the current year quarter.

Contributing to the improvement in net interest income was lower interest expense which decreased $692,000, or 16%, in the current year’s second quarter compared to last year’s second quarter.  Though interest-bearing deposits increased by $34,000,000, on average, rates on deposits continue to decrease in concert with the current interest rate environment.  Average rates paid on deposits have declined 74 basis points for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This reduction in rate had a greater influence on interest expense than the increase in average balances, both of which combined for a net reduction in interest expense from deposits of $391,000.  The remaining reduction in interest expense is from reduced long- and short-term debt of $14,100,000 in conjunction with a 64 basis point reduction in rates paid.

During the second quarter of 2008, the Company’s tax-equivalent margin and spread were 3.71% and 3.18%, respectively, compared to 3.34% and 2.63% during the second quarter of 2007.  The improvement in both spread and margin were from increased net interest income.

For the six months ended June 30, 2008, the Company’s tax-equivalent margin and spread improved to 3.54% and 2.97%, respectively, from 3.35% and 2.65% during the same period of 2007.  The improvements are largely from lower rates paid on interest-bearing liabilities – most notably from deposits which decreased 57 basis points during the first half of 2008 compared to the first half of 2007, or a reduction of $492,000 in interest expense.  In addition, rates paid on borrowings declined 37 basis points which, when combined with a reduction in volume, resulted in a decrease in interest expense of $330,000 during the first six months of 2008 compared to the first six months of 2007.

After a sustained period of treasury yield curve inversion throughout 2006 and 2007, the yield curve has turned positive after the Federal Open Market Committee (FOMC) periodically reduced the federal funds rate by 325 basis points since the end of the second quarter of 2007 and by 225 basis points since year-end 2007.  Likewise, the national prime rate, the benchmark rate banks use to set rates on various lending and other interest sensitive financial instruments, has been reduced by similar amounts during the same periods.  Generally, this situation causes floating rate assets to re-price at lower yields, and also causes fixed-rate assets to originate at yields lower than the yields earned in the prior comparable period, thereby reducing interest income.  To help mitigate this effect, the Company sold $28,100,000 of low yielding mortgage loans and used the proceeds to initially purchase investment securities and ultimately fund commercial loan growth.

The Company’s Asset Liability Management team meets regularly to discuss interest rate risk and if necessary adjust interest rates on deposits in response to rate movements that emanate from the FOMC, so that net interest income is not disproportionately impacted during volatile rate environments.  This proactive attention to interest rate risk in conjunction with our interest rate hedging strategy, as described in Note No. 4, “Derivative instruments,” within the notes to the consolidated financial statements in Part I, Item 1, will continue to help contain the Company’s net interest income at acceptable levels.

The table that follows sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007
Average interest-earning assets:
Loans and leases	$407,208	$420,551	$409,151	$422,952	$424,781
Investments	141,728	114,561	138,110	109,569	116,217
Federal funds sold	1,268	15	6,721	2,085	1,948
Interest-bearing deposits	118	190	135	201	184
Total	$550,322	$535,317	$554,117	$534,807	$543,130

Average interest-bearing liabilities:
Other interest-bearing deposits	$197,552	$196,513	$194,424	$198,328	$194,452
Certificates of deposit	180,925	147,909	185,263	151,305	161,418
Borrowed funds	70,896	76,868	69,796	72,158	71,573
Repurchase agreements	10,234	18,336	12,803	18,106	19,580
Total	$459,607	$439,626	$462,286	$439,897	$447,023

Interest income (FTE):
Loans and leases	$6,904	$7,321	$13,832	$14,662	$29,477
Investments	1,834	1,494	3,690	2,856	6,219
Federal funds sold	7	1	91	55	103
Interest-bearing deposits	1	2	2	5	9
Total	$8,746	$8,818	$17,615	$17,578	$35,808

Interest expense:
Other interest-bearing deposits	$852	$1,554	$1,946	$3,184	$6,029
Certificates of deposit	1,980	1,667	4,119	3,372	7,341
Borrowed funds	825	1,024	1,722	1,902	3,825
Repurchase agreements	13	116	81	231	465

Total	$3,670	$4,361	$7,868	$8,689	$17,660

Net interest income (FTE)	$5,076	$4,457	$9,747	$8,889	$18,148

Yield on average interest-earning assets
Loans and leases	6.82%	6.98%	6.80%	6.99%	6.94%
Investments	5.20%	5.23%	5.37%	5.26%	5.35%
Federal funds sold	2.21%	5.28%	2.73%	5.29%	5.28%
Interest-bearing deposits	2.37%	4.07%	2.69%	4.75%	4.81%
Total	6.39%	6.61%	6.39%	6.63%	6.59%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	1.73%	3.17%	2.01%	3.24%	3.10%
Certificates of deposit	4.40%	4.52%	4.47%	4.49%	4.55%
Borrowed funds	4.68%	5.34%	4.96%	5.31%	5.34%
Repurchase agreements	0.53%	2.53%	1.27%	2.57%	2.38%
Total	3.21%	3.98%	3.42%	3.98%	3.95%

Net interest spread	3.18%	2.63%	2.97%	2.65%	2.64%
Net interest margin	3.71%	3.34%	3.54%	3.35%	3.34%

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

•                                                national and local economic trends and conditions; and

•                                                changes in credit concentrations.

Provisions for loan losses amounting to $125,000 have been recorded in the first half of 2008 – all occurring in the second quarter, compared to no provision during the first half of 2007.  Although the loan portfolio decreased since December 31, 2007, the provision for loan losses was necessary to fund new loan growth, particularly commercial and CRE loans.  After taking into account the $125,000 provision, charge-offs and recoveries, the allowance for loan losses was $4,189,000 at June 30, 2008 as compared to $4,824,000 as of December 31, 2007 and $5,295,000 as of June 30, 2007.  The reduced level of the loan portfolio, lower non-accrual loans and reduced criticized and classified loans has resulted in a lower calculated level for the allowance for loan losses at June 30, 2008.  The lower level of the allowance has been deemed adequate to absorb the known and inherent losses in the loan portfolio at June 30, 2008.  For a further discussion on the allowance for loan losses and non-accrual loans, see “Comparison of Financial Condition at June 30, 2008 and December 31, 2007,” below.

Other income

In the second quarter of 2008, other (non-interest) income declined $63,000, or 5%, to $1,266,000 from $1,329,000 recorded in second quarter of 2007.  Most of the decline, or $127,000, was the result of large gains recorded from the sale of foreclosed properties less the $23,000 write-off of furniture and equipment that was taken out of service in conjunction with the Company’s branch relocation project in the 2007 quarter that did not recur in 2008.  Partially offsetting this disparity were gains from the sales of mortgages AFS which increased $28,000, or nearly doubled, from the gains recognized in the 2007 quarter.

For the six months ended June 30, 2008, other income improved by $18,000, or 1%, compared to the six months ended June 30, 2007.  The Company experienced $106,000 of growth in deposit service fees and increased sales of residential mortgages into the secondary market, that has resulted in $83,000 more net gains in the current year compared to the prior year.  These were partially offset by the non-recurring gains from the sale of the foreclosed properties and from the sale of a commercial building that the Company previously leased to an unrelated third party, net of the asset write-offs.

Other operating expenses

For the quarter and six months ended June 30, 2008, other (non-interest) expenses increased $357,000, or 9%, and $637,000, or 8%, respectively, compared to the same 2007 periods.  The most significant impact was caused by increased salaries and related employee benefits, which rose $307,000 in the quarter-to-quarter period and $590,000 in the year-to-date comparative periods, or 14% in each of the periods.  The increase was due to payroll and incentive increases, an increase in the number of full-time equivalent employees, higher stock-based compensation expense, more employee related insurance costs and wider participation in the Company’s 401(k) plan.  Further contributing to the increase in other expenses for the second quarter and first half of 2008 were from collection expenses associated with legal and foreclosure fees, the timing of charitable donations made and normal increases in other operational expenses.

COMPARISON OF FINANCIAL CONDITION AT

JUNE 30, 2008 AND DECEMBER 31, 2007

Overview

Consolidated assets increased $11,151,000 during the six months ended June 30, 2008.  The increase was caused by a $22,526,000, or 5%, increase in deposits partially offset by a $9,982,000, 25%, reduction in short-term borrowings and a $2,139,000, 3%, decline in shareholders’ equity.  The decline in shareholders’ equity was caused by increased levels of unrealized losses in the securities AFS portfolio.

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

As of June 30, 2008, the carrying value of investment securities totaled $129,244,000, or 22% of total assets compared to $122,984,000 or 21% of total assets at December 31, 2007.  At June 30, 2008, approximately 33% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, corporate and municipal bonds comprised 42%, 13% and 12%, respectively, of the investment portfolio at June 30, 2008.  Furthermore, management sold $16.4 million of securities AFS to produce needed liquidity in July 2008.

Total investments increased $6,260,000, net of a $5,352,000 decline in the market value of AFS investments.  The increase in the investment portfolio was mainly from the liquidity created from the sale of mortgage loans.  The amortized cost and fair market value of investment securities is comprised of HTM and AFS securities with carrying values of $1,060,000 and $128,184,000, respectively.  As of June 30, 2008, the AFS debt securities were recorded with a net unrealized loss in the amount of $6,986,000 and equity securities were recorded with an unrealized gain of $147,000.  A comparison of investment securities at June 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
U.S. government agencies	$54,357	42.1	$35,244	28.6
Mortgage-backed securities	42,611	33.0	58,767	47.8
State & municipal subdivisions	14,934	11.5	12,133	9.9
Preferred term securities	16,866	13.0	16,335	13.3
Equity securities	476	0.4	505	0.4
Total investments	$129,244	100.0	$122,984	100.0

The amortized cost and fair value of investments at June 30, 2008 are as follows (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$1,060	$33	$—	$1,093

Available-for-sale securities:
U.S. government agencies and corporations	$55,516	$97	$1,256	$54,357
Obligations of states and political subdivisions	15,178	34	278	14,934
Corporate bonds	21,930	—	5,064	16,866
Mortgage-backed securities	42,070	24	543	41,551

Total debt securities	134,694	155	7,141	127,708

Equity securities	329	160	13	476

Total available-for-sale	$135,023	$315	$7,154	$128,184

The amortized cost and fair value of debt securities at June 30, 2008 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$1,060	$1,093

Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	3,000	3,011
Due after five years through ten years	14,935	14,984
Due after ten years	74,689	68,163
Total debt securities	92,624	86,158

Mortgage-backed securities	42,070	41,550

Total available-for-sale debt securities	$134,694	$127,708

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

Additional consideration may be given to support the realizable value of securities in the corporate bond portfolio, consisting of bank trust preferred securities, in order to determine collateral sufficiency and/or a significant adverse change in the future cash flows, if occurred would create an other-than-temporary impairment.  The market value of the Company’s investment in trust preferred securities has declined by $3.9 million since December 31, 2007.  The decline is from lower market values, based upon analyses of limited market activity to determine an exit price by the third party traders, who make a market for these issues.  The market activity for these types of securities has significantly declined since the end of 2007.  In response, the Company obtained a collateral balance stress test and discounted cash flow projection on each issue.  The results as of June 30, 2008 indicate adequate collateral balances exist and there is not a significant change in the cash flow behavior based upon current market conditions.  In addition, all of the securities are current with respect to payment of principal and interest.  The Company intends to closely monitor the trust preferred market and perform collateral balance and cash flow analyses on at least a quarterly basis.  However, future analyses could yield different results that may require an other-than-temporary charge to current earnings.  Management has determined that based upon the above analyses, as of June 30, 2008, other-than-temporary impairment does not exist.

At June 30, 2008, the AFS debt securities portfolio was carried at a net unrealized loss of $6,986,000 compared to a net unrealized loss of $1,663,000 at December 31, 2007.  Management believes the cause of the unrealized losses is directly related to changes in interest rates or the limited trading activity due to recent debt market illiquid conditions and is not directly related to credit quality, which is consistent with its past experience.  In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.  There were no other-than-temporary impairment write-downs recorded during the six months ended June 30, 2008 nor have there been any write-downs recorded for the year-ended December 31, 2007.

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

Loans AFS at June 30, 2008 amounted to $152,000 with a corresponding fair value of $154,000, compared to $827,000 and $843,000, respectively, at December 31, 2007.  During the first half of 2008, residential mortgages with principal balances of $37,540,000 were sold into the secondary market with net gains of approximately $151,000 recognized.  Included in the sale were $28,100,000 of residential loans transferred from the loan and lease portfolio.

Loans and leases

The Company originates commercial and industrial (commercial) and commercial real estate (CRE) loans, residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  The broad spectrum of products provides diversification that helps manage, to an extent, interest rate and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.

The majority of the Company’s loan portfolio is collateralized, at least in part, by real estate in Lackawanna and Luzerne Counties of Pennsylvania.  Commercial lending activities generally involve a greater degree of credit risk than consumer lending because they typically have larger balances and are more affected by adverse conditions in the economy.  Because payments on commercial loans depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control.  Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations.  As such, commercial loans require more ongoing evaluation and monitoring which occurs with the Bank’s credit administration and outsourced loan review functions.

The composition of the loan portfolio at June 30, 2008 and December 31, 2007, is summarized as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and CRE	$230,506	55.1	$216,058	50.7
Residential real estate	92,704	22.1	116,978	27.5
Consumer	83,675	20.0	81,998	19.2
Real estate construction	11,135	2.7	10,703	2.5
Direct financing leases	478	0.1	511	0.1
Gross loans	418,498	100.0	426,248	100.0
Allowance for loan losses	(4,189)		(4,824)
Net loans	$414,309		$421,424

Gross loans declined from $426,248,000, as of December 31, 2007 to $418,498,000 at June 30, 2008.  The decrease is mostly from the transfer from the loan and lease portfolio to the AFS portfolio and simultaneous sale of $28,100,000 of residential mortgage loans partially offset by increased origination activity from our commercial lending department.  The restructuring of the Company’s team of commercial lending officers in conjunction with the hiring of a new senior lender earlier this year has enabled us to better serve our existing customers and strategically penetrate our market area.

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

Each quarter, management performs an assessment of the allowance and the provision for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on SFAS 114, Accounting by Creditors for Impairment of a Loan.  This Committee’s focus is on ensuring the pertinent facts are considered and the SFAS 114 reserve amounts are reasonable.

The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Total charge-offs, net of recoveries, for the six months ended June 30, 2008, were $761,000, compared to $150,000 for the same period in 2007.  Consumer loan net charge-offs were $218,000 for the six months ended June 30, 2008, an increase of $86,000 from the $132,000 recorded for the like period in 2007.  Commercial loan net charge-offs were $510,000 for the six months ended June 30, 2008, compared to $30,000 recorded in the six months ending June 30, 2007.  The increase in the commercial loan charge-offs during the six months resulted from the final resolution of an impaired loan and the transfer of a foreclosed property to other real estate owned (ORE) for which a specific reserve had been previously allocated.  Mortgage loans incurred net charge-offs of $32,000 in the first six months of 2008 compared to net recoveries of $12,000 for the six months ended June 30, 2007.

Management believes that the current balance in the allowance for loan losses of $4,189,000 is sufficient to withstand the identified potential credit quality issues which may arise and other unidentified credit risks that are inherent to the portfolio.  Currently, management is unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.00% at June 30, 2008 compared to 1.13% at December 31, 2007.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	six months ended	twelve months ended	six months ended
	June 30, 2008	December 31, 2007	June 30, 2007

Balance at beginning of period	$4,824,401	$5,444,303	$5,444,303

(Credit) provision for loan losses	125,000	(60,000)	—

Charge-offs:
Commercial	587,029	375,356	41,942
Residential real estate	31,870	90,193	1,586
Consumer	236,797	256,215	146,986
Total	855,696	721,764	190,514

Recoveries:
Commercial	76,482	18,076	12,415
Residential real estate	50	125,002	13,603
Consumer	18,334	18,784	14,730
Total	94,866	161,862	40,748

Net charge-offs	760,830	559,902	149,766

Balance at end of period	$4,188,571	$4,824,401	$5,294,537

Total loans, end of period	$418,650,319	$427,076,030	$425,653,831

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
	June 30, 2008		December 31, 2007		June 30, 2007
Net charge-offs to:
Loans, end of period	0.18%		0.13%		0.04%
Allowance for loan losses	18.16%		11.61%		2.83%
Provision for loan losses	6.09	x	—	x	—	x

Allowance for loan losses to:
Total loans	1.00%		1.13%		1.24%
Non-accrual loans	1.14	x	1.27	x	1.21	x
Non-performing loans	1.09	x	1.26	x	1.18	x
Net charge-offs	5.51	x	8.62	x	35.35	x

Loans 30-89 days past due and still accruing	$2,199,056		$4,697,953		$6,596,917
Loans 90 days past due and accruing	$177,431		$25,470		$134,485
Non-accrual loans	$3,667,929		$3,811,205		$4,363,589
Allowance for loan losses to loans 90 days or more past due and accruing	23.61	x	189.41	x	39.37	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, ORE and repossessed assets.  As of June 30, 2008, non-performing assets represented 0.79% of total assets compared to 0.67% at December 31, 2007.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing assets for the period is attributed to non-accruing commercial business loans and non-accruing real estate loans in the process of foreclosure.  Most of these loans are collateralized, thereby mitigating the Bank’s potential for loss.  At June 30, 2008, non-performing loans were $3,845,000 compared to $3,837,000 at year-end 2007.

There were no repossessed assets or restructured loans at June 30, 2008 or December 31, 2007.  Specific action plans are developed for each of the Company’s non-performing assets.  These plans at times include litigation and foreclosure.  As such, our efforts to resolve non-performing assets may lead to a temporary increase in our ORE during the latter part of this year.  Any increase is expected to be temporary as it is our practice to promptly market or list all such properties for sale with a local realtor.

Non-accrual loans aggregated $3,668,000 at June 30, 2008, compared to $3,811,000 at December 13, 2007.  Additions to the non-accruals component of the non-performing assets totaling $3,750,000 were made during the first six months of 2008.  These were partially offset by payoffs or reductions of $2,234,000, charge-offs of $745,000, $790,000 in transfers to ORE and $124,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $177,000 at June 30, 2008.  The non-accrual loans were $3,668,000 and ORE totaled $897,000.  These three items comprise the non-performing assets of $4,742,000 at the period end June 30, 2008.  Non-performing loans to net loans were 0.93% at June 30, 2008 and 0.91% at December 31, 2007.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2008	December 31, 2007	June 30, 2007

Loans past due 90 days or more and accruing	$177,431	$25,470	$134,485
Non-accrual loans	3,667,929	3,811,205	4,363,589
Total non-performing loans	3,845,360	3,836,675	4,498,074

Other real estate owned	897,036	107,036	—
Total non-performing assets	$4,742,396	$3,943,711	$4,498,074

Net loans including AFS	$414,461,748	$422,251,629	$420,358,294
Total assets	$598,563,896	$587,412,555	$573,492,468
Non-accrual loans to net loans	0.88%	0.90%	1.04%
Non-performing assets to net loans, ORE and repossessed assets	1.14%	0.93%	1.07%
Non-performing assets to total assets	0.79%	0.67%	0.78%
Non-performing loans to net loans	0.93%	0.91%	1.07%

Foreclosed assets held-for-sale

At June 30, 2008, foreclosed assets held-for-sale was comprised of three ORE properties amounting to $897,000.  One property has since been sold, a second is under an agreement to sell and the other is listed for sale with a local realtor.

Other assets

The increase in other assets of $4,926,000 from December 31, 2007 to June 30, 2008 was principally due to an increase in the deferred tax asset related to additional unrealized losses recorded in the securities AFS investment portfolio, a net increase in capitalized construction costs related to activities associated with the Company’s branch expansion project and the recording of an investment security receivable that is scheduled to settle during the third quarter of this year.  The Company expects to launch the opening of its newest branch office during the third quarter of 2008.  Capitalized construction costs will then be transferred to premises and equipment at which time systematic depreciation will commence.

Deposits

The Bank is a community-based commercial financial institution that offers a variety of deposit accounts with a range of interest rates and terms.  Deposit products include savings accounts, interest-bearing checking (NOW), money market, non-interest bearing deposits (DDAs) and certificates of deposit accounts.  Certificates of deposit accounts, or CDs, are deposits with stated maturities ranging from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Company’s deposits are obtained from the communities surrounding its 11 branch offices.  The Bank attempts to attract and retain deposit customers via sales and marketing efforts, new products, quality service, competitive rates and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Company considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Though we continue to experience intense competition for deposits, our rate-setting strategy includes consideration of liquidity needs, balance sheet structure and cost effective strategies that are mindful of the current interest rate environment.

Compared to December 31, 2007 total deposits grew $22,526,000, or 5%, during the six months ended June 30, 2008.  The growth in total deposits was primarily due to increases in money markets, DDAs and NOW accounts of $13,553,000, or 15%, $9,969,000, or 15%, and $3,734,000, or 7%, respectively, partially offset by lower CD balances.  The net increase stems from seasonal activity with our municipal customers and higher period end balances in non-personal DDA accounts.  In July 2008, the Company experienced significant deposit outflows from these municipal customers’ normal operations and a reduction in balances by our largest depositor.

The following table represents the components of deposits as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Money market	$101,445	22.6	$87,892	20.6
NOW	58,429	13.0	54,695	12.9
Savings and club	39,527	8.8	40,125	9.4
Certificates of deposit	174,068	38.9	178,200	41.9
Total interest-bearing	373,469	83.3	360,912	84.8
Non-interest-bearing	74,765	16.7	64,796	15.2
Total deposits	$448,234	100.0	$425,708	100.0

Certificates of deposit of $100,000 or more aggregated $76,054,000 and $80,857,000 at June 30, 2008 and December 31, 2007, respectively.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks for asset growth and liquidity needs.  Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs.  Overnight balances and repurchase agreements are components of short-term borrowings on the consolidated balance sheets.  FHLB advances are components of long-term debt on the consolidated balance sheets.

The following table represents the components of borrowings as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Overnight borrowings	$18,700	20.3	$18,950	18.5
Repurchase agreements	10,112	11.0	20,504	20.0
Demand note, U.S. Treasury	862	0.9	202	0.2
FHLB advances	62,286	67.8	62,709	61.3
Total borrowings	$91,960	100.0	$102,365	100.0

The reduction in repurchase agreements was caused by a combination of pricing competition for large repos above wholesale rates, as well as the volatile nature of the daily sweep product.

Accrued interest payable and other liabilities

The increase in accrued interest payable and other liabilities of $1,170,000 from December 31, 2007 to June 30, 2008 was primarily due to the recording of an $850,000 investment security purchase-commitment that will settle in the third quarter and an increase in accrued interest from higher interest-bearing balances.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2008 the Bank maintained a one-year cumulative gap of negative $34.0 million, or 5.7%, of total assets.  The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of rising interest rates.  Conversely, in a falling interest rate environment, net interest income could be positively impacted because more liabilities than assets would re-price downward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2008 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$367	$—	$—	$15,673	$16,040
Investment securities (1)(2)	26,285	16,667	16,620	74,030	133,602
Loans (2)	112,836	66,370	95,827	139,429	414,462
Fixed and other assets	—	8,646	—	25,814	34,460
Total assets	$139,488	$91,683	$112,447	$254,946	$598,564
Total cumulative assets	$139,488	$231,171	$343,618	$598,564

Non-interest-bearing transaction deposits (3)	$—	$7,476	$20,561	$46,728	$74,765
Interest-bearing transaction deposits (3)	88,381	—	43,016	68,004	199,401
Certificates of deposit	39,680	79,660	51,148	3,580	174,068
Repurchase agreements	10,112	—	—	—	10,112
Short-term borrowings	19,562	—	—	—	19,562
Long-term debt	10,214	10,071	21,000	21,001	62,286
Other liabilities	—	—	—	5,318	5,318
Total liabilities	$167,949	$97,207	$135,725	$144,631	$545,512
Total cumulative liabilities	$167,949	$265,156	$400,881	$545,512

Interest sensitivity gap	$(28,461)	$(5,524)	$(23,278)	$110,315

Cumulative gap	$(28,461)	$(33,985)	$(57,263)	$53,052

Cumulative gap to total assets	(4.75)%	(5.68)%	(9.57)%	8.86%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at June 30, 2008 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2008 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	(3.3)%	1.9%
Net income	(8.7)	4.7

Economic value at risk:
Percent change in:
Economic value of equity	(28.8)	1.5
Economic value of equity as a percent of total assets	(3.1)	0.2

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2008, the Company’s risk-based capital ratio was 14.1%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2008 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$19,623	$(675)	(3.3)%
+100 basis points	20,053	(245)	(1.2)
Flat rate	20,298	—	—
-100 basis points	20,512	214	1.1
-200 basis points	20,674	376	1.9

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

As of June 30, 2008, the Company maintained $16,040,000 in cash and cash equivalents, $128,184,000 of investments AFS and $152,000 of loans AFS.  In addition, as of June 30, the Company had approximately $247,036,000 available to borrow from the FHLB and $30,000,000 available from other correspondent banks.  This combined total of $421,412,000 represented 70% of total assets at June 30, 2008.  Management believes this level of liquidity to be strong and adequate to support current operations.  In July 2008, management sold $16.4 million of securities AFS in order to pay down overnight borrowing.

Capital

During the second quarter the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment plans and for general corporate purposes.  The repurchases will be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934.  As of June 30, 2008, the Company reacquired 5,000 shares at a cost of $29.12 per share.  Subsequent to June 30, 2008, on July 10, 2008, the Company reacquired an additional 6,000 shares at a cost of $29.25 per share.  For a further discussion about this program, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, “Other Information,” below.

During the six months ended June 30, 2008, shareholders’ equity decreased $2,139,000, mostly from increased unrealized net losses in the securities AFS portfolio, the declaration of cash dividends and the repurchase of the Company’s capital stock (treasury stock).  Conversely, shareholders’ equity was enhanced by current year earnings, stock issued from the Company’s Employee Stock Purchase Plan, and an increase in the intrinsic value of the Company’s cash flow hedge instrument.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2008, the Company and the Bank met all capital adequacy requirements to which it was subject.

The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2008:

							To be well capitalized
				For capital			under prompt corrective
	Actual			adequacy purposes			action provisions
	Amount	Ratio		Amount		Ratio	Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$61,283,929	14.1	% >	$34,718,176	>	8.0%	N/A		N/A
Bank	$60,870,573	14.1	% >	$34,621,922	>	8.0%	$43,277,402	>	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$57,029,090	13.1	% >	$17,359,088	>	4.0%	N/A		N/A
Bank	$56,681,029	13.1	% >	$17,310,961	>	4.0%	$25,966,441	>	6.0%
Tier I capital
(to average assets)
Consolidated	$57,029,090	9.7	% >	$23,425,543	>	4.0%	N/A		N/A
Bank	$56,681,029	9.7	% >	$23,364,982	>	4.0%	$29,206,227	>	5.0%

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table summarizes the activity in the Company’s stock repurchase program during the second quarter of 2008:

	(a)	(b)	(c)	(d)
Total number of
			shares (or units)	Maximum number of
	Total Number		purchased as part as	shares (or units) that may
	of shares (or units)	Average price paid	publicly announced plans	yet be purchased under the
Period	purchased	per share (or unit)	or programs	plans or programs
April 1, 2008 to
April 30, 2008	—	—	—	—
May 1, 2008 to
May 31, 2008	—	—	—	—
June 1, 2008 to
June 30, 2008	5,000	$29.12	5,000	45,000
Total	5,000	$29.12	5,000	45,000

On June 3, 2008 the Company’s Board of Directors approved and on June 5, 2008 the Company publicly announced its intent to initiate a capital stock repurchase program covering up to 50,000 share, or approximately 2.4% of its outstanding capital stock as of May 31, 2008.  The Company has not made any purchases of its shares of capital that has not been publicly announced.  Neither an expiration date nor a maximum dollar amount has been fixed to the program.  The repurchases will be made from time-to-time in open-market transactions, subject to availability.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment plans and for general corporate purposes.  No repurchase program has expired or has been subject to a determination to terminate during the period covered by the above table.

Item 3.     Default Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 6, 2008, the judges of election made the report concerning the results of balloting.  Holders of 1,618,153 shares of common stock, representing 78% of the total number of shares outstanding, were represented in person or by proxy at the 2008 annual meeting of shareholders.  The following votes were cast:

Election of Class B Directors to serve for a three-year term:

	For	Withhold authority	Abstain
Samuel C. Cali	1,593,204	24,948	—
Mary E. McDonald	1,604,061	14,091	—
David L. Tressler, Sr.	1,581,302	36,851	—

In addition to the above elected Class B Directors, at the conclusion of its annual meeting, the Company’s Board of Directors consisted of: John T. Cognetti and Michael J. McDonald as Class A Directors whose term expires in 2009; and Steven C. Ackmann, Brian J. Cali and Patrick J. Dempsey as Class C Directors whose term expires in 2010.

Ratification of independent certified public accountants:

	For	Against	Abstain
Parente Randolph, LLC	1,606,965	8,429	2,758

Item 5.     Other Information

None

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-Q:

3(i) Amended and Restated Articles of Incorporation of Registrant.  Incorporated by reference to Annex B to the Proxy Statement Prospectus included in Registrant’s Amendment 4 to its Registration Statement No.333-90273 on Form 4 filed with the SEC on April 6, 2000.

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

FIDELITY D & D BANCORP, INC.

Date: August 5, 2008	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: August 5, 2008	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B to the Proxy Statement Prospectus included in Registrant’s Amendment 4 to its Registration Statement No.333-90273 on Form 4 filed with the SEC on April 6, 2000.

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