Form 10-Q
period 2008-09-30
FIDELITY D & D BANCORP INC
filed 2008-11-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:	IRS EMPLOYER IDENTIFICATION NO:
PENNSYLVANIA	23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES    ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 31, 2008, the latest practicable date, was 2,062,182 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2008

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)

Assets:
Cash and due from banks	$12,806,375	$10,204,714
Interest-bearing deposits with financial institutions	568,924	204,102

Total cash and cash equivalents	13,375,299	10,408,816

Available-for-sale securities	86,233,884	121,836,851
Held-to-maturity securities	945,665	1,147,309
Federal Home Loan Bank Stock	4,770,700	3,302,900
Loans and leases, net (allowance for loan losses of $4,205,566 in 2008; $4,824,401 in 2007)	426,455,593	421,424,379
Loans available-for-sale (fair value $642,573 in 2008; $842,923 in 2007)	632,400	827,250
Bank premises and equipment, net	16,018,219	12,964,932
Cash surrender value of bank owned life insurance	8,728,568	8,488,663
Other assets	8,418,646	4,403,723
Accrued interest receivable	2,535,931	2,500,696
Foreclosed assets held-for-sale	1,428,507	107,036

Total assets	$569,543,412	$587,412,555

Liabilities:
Deposits:
Interest-bearing	$365,812,303	$360,912,740
Non-interest-bearing	69,619,234	64,795,621

Total deposits	435,431,537	425,708,361

Accrued interest payable and other liabilities	4,335,911	4,147,869
Short-term borrowings	17,086,314	39,656,354
Long-term debt	62,071,661	62,708,677

Total liabilities	518,925,423	532,221,261

Shareholders’ equity:

Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock, no par value (10,000,000 shares authorized; 2,075,182 shares issued and 2,062,182 shares outstanding in 2008; 2,072,929 shares issued and outstanding in 2007)	19,410,306	19,223,363
Treasury stock, at cost (13,000 shares in 2008; none in 2007)	(379,810)	—
Retained earnings	38,044,530	36,564,157
Accumulated other comprehensive loss	(6,457,037)	(596,226)

Total shareholders’ equity	50,617,989	55,191,294

Total liabilities and shareholders’ equity	$569,543,412	$587,412,555

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Interest income:
Loans and leases:
Taxable	$6,811,968	$7,223,183	$20,396,282	$21,540,100
Nontaxable	93,454	122,594	256,860	350,463
Interest-bearing deposits with financial institutions	606	2,190	2,408	6,911
Investment securities:
U.S. government agency and corporations	1,047,561	1,093,098	3,584,878	3,029,358
States and political subdivisions (nontaxable)	170,098	124,922	469,330	374,273
Other securities	295,753	278,100	976,447	804,522
Federal funds sold	—	48,259	91,133	102,913

Total interest income	8,419,440	8,892,346	25,777,338	26,208,540

Interest expense:
Deposits	2,598,805	3,420,693	8,663,941	9,977,394
Securities sold under repurchase agreements	11,545	124,089	92,141	355,122
Other short-term borrowings and other	142,954	26,013	256,625	360,025
Long-term debt	786,989	899,196	2,395,484	2,466,898

Total interest expense	3,540,293	4,469,991	11,408,191	13,159,439

Net interest income	4,879,147	4,422,355	14,369,147	13,049,101

Provision (credit) for loan losses	130,000	(60,000)	255,000	(60,000)

Net interest income after provision for loan losses	4,749,147	4,482,355	14,114,147	13,109,101

Other income:
Service charges on deposit accounts	715,528	784,847	2,216,127	2,179,086
Gain (loss) on sale of:
Loans	64,778	52,821	215,974	120,717
Investment securities	16,775	—	25,428	—
Premises and equipment	(34,674)	1,248	(35,658)	74,881
Foreclosed assets held-for-sale	33,685	405	42,794	143,154
Other-than-temporary impairment on securities	(403,031)	—	(403,031)	—
Fees and other service charges	451,382	469,440	1,344,020	1,333,700

Total other income	844,443	1,308,761	3,405,654	3,851,538

Other expenses:
Salaries and employee benefits	2,474,969	2,201,532	7,364,817	6,501,861
Premises and equipment	813,380	807,978	2,385,489	2,398,088
Advertising	242,937	156,848	579,641	499,473
Other	1,141,368	1,022,813	3,179,996	2,990,345

Total other expenses	4,672,654	4,189,171	13,509,943	12,389,767

Income before provision for income taxes	920,936	1,601,945	4,009,858	4,570,872

Provision for income taxes	179,821	424,023	975,850	1,189,866

Net income	$741,115	$1,177,922	$3,034,008	$3,381,006

Per share data:
Net income - basic	$0.35	$0.57	$1.46	$1.64
Net income - diluted	$0.35	$0.57	$1.46	$1.64
Dividends	$0.25	$0.24	$0.75	$0.68

See Notes to Consolidated Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2008 and 2007

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2006 (audited)	2,057,433	$18,702,537	—	$—	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income					3,381,006		3,381,006
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(367,665)	(367,665)
Change in cash flow hedge intrinsic value						154,657	154,657
Comprehensive income							3,167,998
Issuance of common stock through Employee Stock
Purchase Plan	2,266	67,820					67,820
Dividends reinvested through Dividend Reinvestment Plan	13,230	437,145					437,145
Stock-based compensation expense		6,958					6,958
Cash dividends declared					(1,403,301)		(1,403,301)

Balance, September 30, 2007 (unaudited)	2,072,929	$19,214,460	—	$—	$35,851,823	$(1,177,800)	$53,888,483

Balance, December 31, 2007 (audited)	2,072,929	$19,223,363	—	$—	$36,564,157	$(596,226)	$55,191,294
Total comprehensive loss:
Net income					3,034,008		3,034,008
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(5,957,194)	(5,957,194)
Change in cash flow hedge intrinsic value						96,383	96,383
Comprehensive loss							(2,826,803)
Issuance of common stock through Employee Stock
Purchase Plan	2,253	57,891					57,891
Stock-based compensation expense		129,052					129,052
Purchase of treasury stock			(13,000)	(379,810)			(379,810)
Cash dividends declared					(1,553,635)		(1,553,635)

Balance, September 30, 2008 (unaudited)	2,075,182	$19,410,306	(13,000)	$(379,810)	$38,044,530	$(6,457,037)	$50,617,989

See Notes to Consolidated Financial Statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net income	$3,034,008	$3,381,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	442,338	929,540
Provision (credit) for loan losses	255,000	(60,000)
Deferred income tax expense	158,834	27,890
Stock-based compensation expense	129,052	6,958
Loss from investment in limited partnership	60,300	60,300
Proceeds from sale of loans available-for-sale	42,687,143	12,121,477
Originations of loans available-for-sale	(11,163,004)	(12,260,760)
Increase in cash surrender value of life insurance	(239,905)	(231,026)
Net gain on sale of loans	(215,974)	(120,717)
Net gain on sale of investment securities	(25,428)	—
Net gain on sale of foreclosed assets held-for-sale	(42,794)	(143,154)
Net loss (gain) on disposal of premises and equipment	35,658	(74,881)
Other-than-temporary impairment on securities	403,031	—
Change in:
Accrued interest receivable	(35,235)	(377,667)
Other assets	(1,625,694)	(102,938)
Accrued interest payable and other liabilities	130,552	480,771

Net cash provided by operating activities	33,987,882	3,636,799

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	201,209	372,503
Available-for-sale securities:
Proceeds from sales	48,402,449	—
Proceeds from maturities, calls and principal pay-downs	30,445,671	9,784,761
Purchases	(51,961,087)	(31,953,887)
Net (increase) decrease in FHLB stock	(1,467,800)	236,800
Net increase in loans and leases	(37,941,827)	(3,883,909)
Proceeds from sale of premises and equipment	600	248,833
Acquisition of bank premises and equipment	(3,662,291)	(2,584,363)
Proceeds from sale of foreclosed assets held-for-sale	262,406	584,088

Net cash used in investing activities	(15,720,670)	(27,195,174)

Cash flows from financing activities:
Net increase in deposits	9,723,176	28,721,962
Net decrease in short-term borrowings	(22,570,040)	(5,076,652)
Repayments of long-term debt	(637,016)	(19,618,335)
Proceeds from long-term debt advances	—	20,000,000
Proceeds from employee stock purchase plan	57,891	67,820
Dividends paid, net of dividends reinvested	(1,553,635)	(966,156)
Purchase of treasury stock	(321,105)	—

Net cash (used in) provided by financing activities	(15,300,729)	23,128,639

Net increase (decrease) in cash and cash equivalents	2,966,483	(429,736)

Cash and cash equivalents, beginning	10,408,816	13,800,848

Cash and cash equivalents, ending	$13,375,299	$13,371,112

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

Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management prepared the unaudited financial statements in accordance with GAAP. In meeting its responsibility for the financial statements, management depends on the Company’s accounting systems and related internal controls. These systems and controls are designed to provide reasonable but not absolute assurance that the financial records accurately reflect the transactions of the Company, the Company’s assets are safeguarded and that the financial statements present fairly the financial condition and results of operations of the Company.

In the opinion of management, the consolidated balance sheets as of September 30, 2008 and December 31, 2007 and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2008 and 2007 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at September 30, 2008 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the

Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. Generally, the fair value of the Company’s investments in debt instruments is primarily impacted by changes in interest rates. As interest rates rise, the fair value of securities will decrease; as interest rates fall the fair value of securities will increase. The Company conducts periodic reviews and evaluations of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Generally the Company views changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem a decline to be other-than-temporary, the security is written down to a new cost basis with a corresponding charge to current period earnings that is reported as a component of non-interest income. See Note 5, “Recent Accounting Pronouncements,” below and Comparison of Financial Condition at September 30, 2008 and December 31, 2007, “Investment securities,” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part 2 of this item, also below, for further discussions on other-than-temporary impairment.

The Company receives estimated fair values of investment securities from either an independent valuation service or determines fair value using the income approach utilizing the discount rate adjustment technique with estimates of cash flows based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services or models. Accordingly, when selling investment securities, management may obtain price quotes from more than one source. Available-for-sale (AFS) securities are carried at fair value on the consolidated balance sheet with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Nine months ended September 30,	2008	2007
Basic EPS:
Net income available to common shareholders	$3,034,008	$3,381,006
Weighted-average common shares outstanding	2,071,242	2,064,578
Basic EPS	$1.46	$1.64

Diluted EPS:
Net income available to common shareholders	$3,034,008	$3,381,006
Weighted-average common shares outstanding	2,071,242	2,064,578
Dilutive potential common shares	85	608
Weighted-average common shares and dilutive potential shares	2,071,327	2,065,186
Diluted EPS	$1.46	$1.64

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan. No stock options were awarded during the nine months of 2008 and 2007. As of September 30, 2008, there were 30,150 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan. During the nine months ended September 30, 2008, 2,000 stock options were issued under this plan at a weighted-average grant-date fair value of $4.85 per share. The Company uses the Black-Scholes Option Pricing Valuation Model to determine the fair value of awarded options on the date of grant. The model considers expected volatility, expected dividends, risk-free interest rate and the expected term. No stock options were awarded during the first nine months of 2007. As of September 30, 2008, there were 12,830 unexercised stock options outstanding under this plan.

The following tables illustrate stock-based compensation expense recognized during the three- and nine- months ended September 30, 2008 and 2007 and the unrecognized stock-based compensation expense as of September 30, 2008 and December 31, 2007 for each of the Company’s stock option plans:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Director’s Plan	$—	$—	$90,550	$—
Incentive Plan	2,314	—	35,562	—

Total stock-based compensation expense	$2,314	$—	$126,112	$—

	As of:
	September 30, 2008	December 31, 2007
Unrecognized stock-based compensation expense:
Director’s Plan	$—	$90,550
Incentive Plan	—	25,872

Unrecognized stock-based compensation expense	$—	$116,422

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan. The plan was designed to promote broad-based employee ownership of the Company’s stock. Under the ESPP, employees may elect to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date. At September 30, 2008, 10,570 shares have been issued under the ESPP. The Company recognizes compensation expense on its ESPP on the date the shares are purchased. For the nine months ended September 30, 2008 and 2007, compensation expense related to the ESPP approximated $3,000 and $7,000, respectively, and is included as components of salaries and employee benefits in the consolidated statements of income.

4. Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility. This interest rate risk management strategy entails the use of interest rate floors, caps and swaps. During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio. The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate. When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase. The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $96,000 and $155,000 for the nine months ended September 30, 2008 and 2007, respectively, is recorded as a component of other comprehensive income (loss) (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $12,000 and $131,000 for the nine months ended September 30, 2008 and 2007, respectively, is recorded in the consolidated statements of income as a reduction of interest income. No gain or loss has been recognized in earnings due to hedge ineffectiveness as of September 30, 2008. As of September 30, 2008, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued. Also, as of September 30, 2008 and December 31, 2007, the fair value of the derivative contract approximated $525,000 and $441,000 and is recorded as a component of other assets in the consolidated balance sheet.

5. Recent accounting pronouncements

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions to measure assets and liabilities at fair value. Level 3 pricing for securities may also include unobservable inputs based upon broker-traded transactions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The adoption of this statement had no effect on the Company’s financial statements.

In February 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The initial implementation of SFAS 157 for financial instruments did not have a material impact on the Company’s financial condition or results of operations. The financial results for the third quarter of 2008 were impacted by the fair value measurement for one preferred term security that resulted in the recognition of an other-than-temporary impairment (OTTI). The market for the Company’s investment in preferred term securities continues to be inactive and therefore fair value is determined using the income approach, or the present value of future cash flows. The fair values were based on an income approach utilizing more complex models that applies discount rate adjustment technique, which maximizes the use of observable inputs and minimizes the use of unobservable adjustments. Inputs include yields for similar credit and investment grade ratings of comparable instruments, with adjustments for liquidity premiums to determine an appropriate risk adjusted discount rate for each issue. By using the income approach as described, the Company is able to determine a more representative fair value for its preferred term securities as compared to a market approach for the securities where pricing is unrealistic due to the inactivity. The Company’s investment in preferred term securities consists of 13 pooled issues with each issue containing subordinated tiers collateralized predominately by multiple bank issuers. As of September 30, 2008, the Company’s investment in corporate bonds consisted of preferred term securities, a component of securities AFS with a combined market value of $13,128,000, or $8,338,000 below their amortized cost basis of $21,466,000.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels (dollars in thousands):

		Fair value measurements at September 30, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$86,234	$462	$72,644	$13,128
Loans available-for-sale	632	—	632	—
Derivative instrument	525	—	525	—
Total	$87,391	$462	$73,801	$13,128

Equity securities in the available-for-sale securities portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1of the valuation hierarchy. Other than the Company’s investment in corporate bonds, all other debt securities in the available-for-sale securities portfolio are measured at fair value using quoted prices from an independent third party that provide valuation services for similar assets, with similar terms in actively traded markets. The Company’s investment grade preferred term securities, classified under corporate bonds, include both observable and unobservable inputs to determine fair value as described above and, therefore, are considered Level 3 inputs. Once the market activity, including new issues, begins to occur, and the unobservable subjective inputs are replaced by market activity, these securities may be transferred out of Level 3 into a Level 2 classification by management. Loans available-for-sale are measured at fair value from quotes received through secondary market sources, i.e., FNMA or FHLB, who provide pricing for similar assets with similar terms in actively traded markets. The derivative instrument, included in other assets, is measured at fair value from pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	three months ended	nine months ended
	September 30, 2008	September 30, 2008
Assets:
Balance at beginning of period	$16,866	$16,335
Realized / unrealized gains (losses):
in earnings	(397)	(397)
in comprehensive income	(3,275)	(7,142)
Purchases, sales, issuances and settlements, amortization and accretion, net	(66)	4,332
Transfers into (out of) Level 3	—	—
Balance at end of period	$13,128	$13,128

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (dollars in thousands):

Fair value measurements at September 30, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,652	$15	$668	$969

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management from the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The Company did not elect the fair value option for any of its financial instruments as of September 30, 2008 and therefore the adoption of this statement had no effect on the Company’s financial statements.

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2008 compared to December 31, 2007 and the results of operations for the three- and nine- months ended September 30, 2008 and 2007. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2007 Annual Report filed on Form 10-K.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes. Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of loans and securities AFS, sales of other real estate (ORE) properties and from OTTI charges for investment securities. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

COMPARISON OF RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Overview

Net income for the third quarter of 2008 was $741,000 compared to $1,178,000 recorded in the same quarter of 2007. Diluted earnings per share was $0.35 and $0.57 for each of the respective periods. For the nine months ended September 30, 2008, net income was $3,034,000, or $1.46 per share compared to $3,381,000, or $1.64 per share for the nine months ended September 30, 2007. The decline in net income for both the quarter and nine months ended September 30, 2008 was principally the result of provisions for loan losses recorded in the 2008 periods compared to credits for loan losses in 2007, an increase in other expenses and a decrease in non-interest income. Net interest income improved 10% for both the three and nine months ended September 30, 2008 compared to the same periods in 2007. For the quarter and nine months ended September 30, 2008, non-interest income included a non-cash OTTI charge in the amount of $403,000 related to the Company’s investment portfolio. The Company’s investment portfolio includes a pooled preferred term security and an equity position in FNMA common stock, whose market values declined by $397,000 and $6,000, respectively, below their cost basis and based on analyses, management has deemed both declines in market value to be other-than-temporary.

Excluding the OTTI charge, in non-interest income, net income would have been $1,007,000, or $0.48 per fully diluted share and $3,300,000, or $1.59 per fully diluted share of the quarter and nine months ended September 30, 2008, respectively. The following table reconciles net income as reported to pro forma net operating income for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2008
	Amount	Per share	Amount	Per share

Net income, as reported	$741,115	$0.35	$3,034,008	$1.46
Other-than-temporary impairment	403,031	0.20	403,031	0.20
Tax effect	(137,031)	(0.07)	(137,031)	(0.07)
Net operating earnings	$1,007,115	$0.48	$3,300,008	$1.59

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.50% and 5.63%, respectively, for the three months ended September 30, 2008 compared to 0.81% and 8.80% for the respective period in 2007. For the nine months ended September 30, 2008 and 2007, ROA and ROE were 0.69% and 7.42%, compared to 0.79% and 8.57%, respectively. The decline in both ROA and ROE for the quarter and nine months ended September 30, 2008 was due to lower levels of net income. Excluding the aforementioned OTTI charge, ROA and ROE would have been 0.69% and 7.65% for the three months ended September 30, 2008 and 0.75% and 8.07% for the nine months ended September 30, 2008.

Net interest income and interest sensitive assets / liabilities

For the three months ended September 30, 2008, net interest income increased $457,000, or 10%, to $4,879,000 from $4,422,000 for the three months ended September 30, 2007 and increased $1,320,000, or 10%, to $14,369,000 for the nine months ended September 30, 2008 from $13,049,000 for the nine months ended September 30, 2007. The tax-equivalent net interest margin increased to 3.62% for the three months ended September 30, 2008 from 3.31% for the three months ended September 30, 2007 and increased to 3.57% for the nine months ended September 30, 2008 from 3.34% for the nine months ended September 30, 2007. The net interest rate spread increased to 3.10% for the three months ended September 30, 2008 from 2.60% for the three months ended September 30, 2007 and increased to 3.01% for the nine months ended September 30, 2008 from 2.62% for the nine months ended September 30, 2007. The average balance of net interest-earning assets increased $5,749,000 to $552,007,000 for the three months ended September 30, 2008 from $546,258,000 for the three months ended September 30, 2007 and increased $14,743,000 to $553,408,000 million for the nine months ended September 30, 2008 from $538,665,000 for the nine months ended September 30, 2007.

The increases in net interest income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were primarily due to decreases in interest expense, partially offset by decreases in interest income for each of the comparative periods. The decrease in interest expense for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 was primarily due to decreases in the average rates paid on interest bearing-liabilities partially offset by increases in the average balances of interest-bearing liabilities. The decreases in interest income for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were primarily due to decreases in the average yields on interest-earning assets.

Interest income declined $473,000, or 5%, to $8,419,000 for the three months ended September 30, 2008, from $8,892,000 for the three months ended September 30, 2007 primarily due to a decrease in the average yield on interest-earning assets to 6.17% for the three months ended September 30, 2008 from 6.56% for the three months ended September 30, 2007. The decrease in the average yield on interest-earning assets was primarily the result of decreases in the average volume of mortgage loans plus the average yield in the commercial loan portfolio. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of investments.

For the nine months ended September 30, 2008, interest income decreased $431,000, or 2%, to $25,777,000 from $26,208,000 for the nine months ended September 30, 2007 primarily due to a decrease in the average yield on interest-earning assets to 6.32% for the nine months ended September 30, 2008 from 6.60% for the nine months ended September 30, 2007, partially offset by the $14,743,000 increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of total investments and federal funds sold, partially offset by a decrease in the loan and lease portfolio caused by the sale of residential mortgage loans during the first quarter of 2008.

Interest expense decreased $930,000, or 21%, to $3,540,000 for the three months ended September 30, 2008 from $4,470,000 for the three months ended September 30, 2007 primarily due to a decrease in the average cost of interest-bearing liabilities to 3.07% from 3.96% for the comparative periods due to the decrease in the average costs on transactional deposits. The average balance of interest-bearing liabilities increased $10,227,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily from an increase in the average balance of short-term overnight borrowings.

For the nine months ended September 30, 2008, interest expense decreased $1,751,000, or 13%, to $11,408,000 from $13,159,000 for the nine months ended September 30, 2007 primarily due to a decrease in the average cost of interest-bearing liabilities to 3.31% from 3.98% for the comparative periods due to decreases in the average cost of deposits. During the same period, average interest-bearing deposits increased $20,315,000 partially offsetting the effect of the decline in interest costs for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

The national economy continues to border on, if not already having entered into, a recession and the housing and real estate markets continue to decline. The current operating environment is the result of the significant disruption and volatility in the financial and capital market places which began in the second half of 2007 and continues today. Due to concerns over the economy, the Federal Open Market Committee (FOMC) reduced the federal funds rate by 100 basis points during the second half of 2007 and by 225 basis points during the first nine months of 2008. These actions have resulted in a more positively sloped yield curve as well as volatility in mortgage loan interest rates, in which a reduction may accelerate prepayments and refinancing to lower rates. The national prime rate, the benchmark rate banks use to set rates on various lending and other interest sensitive financial instruments, has been reduced by similar amounts during the same periods. Generally, this situation causes floating rate assets to re-price at lower yields, and also causes fixed-rate assets to originate at yields lower than the yields earned in the prior comparable period, thereby reducing interest income. To help mitigate this effect, in 2008the Company sold $28,100,000 of low yielding mortgage loans and used the proceeds to initially purchase investment securities, fund commercial loan growth, reduce overnight borrowings and help fund the Company’s branch office expansion project. During the third quarter of 2008, the company sold approximately $35,000,000 in investment securities and used the proceeds to further reduce debt and fund loan growth. The Company’s Asset Liability Management team meets regularly to discuss interest rate risk and if necessary adjust interest rates on deposits in response to rate movements that stem from the FOMC so that net interest income is not disproportionately impacted during volatile rate environments. This proactive attention to interest rate risk in conjunction with our interest rate hedging strategy, as described in Note No. 4, “Derivative instruments,” within the notes to the consolidated financial statements in Part I, Item 1, should continue to help contain the Company’s net interest income at acceptable levels.

The table that follows sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007
Average interest-earning assets:
Loans and leases	$426,002	$425,502	$414,809	$423,811	$424,781
Investments	125,901	116,969	134,010	112,063	116,217
Federal funds sold	—	3,626	4,465	2,604	1,948
Interest-bearing deposits	104	161	124	187	184
Total	$552,007	$546,258	$553,408	$538,665	$543,130

Average interest-bearing liabilities:
Other interest-bearing deposits	$191,697	$191,526	$193,508	$196,036	$194,452
Certificates of deposit	168,730	167,815	179,712	156,869	161,418
Borrowed funds	86,778	67,392	75,498	70,552	71,573
Repurchase agreements	10,907	21,152	12,166	19,132	19,580
Total	$458,112	$447,885	$460,884	$442,589	$447,023

Interest income (FTE):
Loans and leases	$6,953	$7,409	$20,785	$22,071	$29,477
Investments	1,611	1,568	5,301	4,424	6,219
Federal funds sold	—	48	91	103	103
Interest-bearing deposits	1	2	2	7	9
Total	$8,565	$9,027	$26,179	$26,605	$35,808

Interest expense:
Other interest-bearing deposits	$799	$1,468	$2,746	$4,652	$6,029
Certificates of deposit	1,800	1,953	5,918	5,325	7,341
Borrowed funds	930	925	2,652	2,827	3,825
Repurchase agreements	11	124	92	355	465
Total	$3,540	$4,470	$11,408	$13,159	$17,660

Net interest income (FTE)	$5,025	$4,557	$14,771	$13,446	$18,148

Yield on average interest-earning assets
Loans and leases	6.49%	6.91%	6.69%	6.96%	6.94%
Investments	5.09%	5.32%	5.28%	5.28%	5.35%
Federal funds sold	—	5.28%	2.73%	5.28%	5.28%
Interest-bearing deposits	2.33%	5.39%	2.59%	4.93%	4.81%
Total	6.17%	6.56%	6.32%	6.60%	6.59%

Rates on average interest-bearing liabilities
Other interest-bearing deposits	1.66%	3.04%	1.90%	3.17%	3.10%
Certificates of deposit	4.24%	4.62%	4.40%	4.54%	4.55%
Borrowed funds	4.26%	5.45%	4.69%	5.36%	5.34%
Repurchase agreements	0.42%	2.33%	1.01%	2.48%	2.38%
Total	3.07%	3.96%	3.31%	3.98%	3.95%

Net interest spread	3.10%	2.60%	3.01%	2.62%	2.64%
Net interest margin	3.62%	3.31%	3.57%	3.34%	3.34%

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

• national and local economic trends and conditions; and

• changes in credit concentrations.

Provisions for loan losses amounting to $130,000 were recorded in the third quarter of 2008, compared to a $60,000 credit for loan losses during the like period of 2007. The provision for loan losses increased as a result of new loan growth, particularly commercial and residential mortgage loans. Provisions for loan losses totaled $255,000 in the nine months ended September 30, 2008, compared to a $60,000 credit for loan losses during the same period in 2007. After taking into account the provisions, charge-offs and recoveries, the allowance for loan losses was $4,206,000 at September 30, 2008 as compared to $4,824,000 as of December 31, 2007 and $4,991,000 as of September 30, 2007. Lower non-accrual loans and a reduced level of criticized and classified loans resulted in a lower calculated level for the allowance for loan losses at September 30, 2008. The level of the allowance has been deemed adequate to absorb the known and inherent losses in the loan portfolio at September 30, 2008. For a further discussion on the allowance for loan losses and non-accrual loans, see “Comparison of Financial Condition at September 30, 2008 and December 31, 2007,” below.

Other income

In the third quarter of 2008, other (non-interest) income declined $465,000, or 35%, to $844,000 from $1,309,000 recorded in third quarter of 2007. During the current year quarter, a non-cash OTTI charge of $403,000 was recorded. The OTTI charge is related to the Company’s investment in a pooled preferred term security and a common equity position in FNMA. The carrying values of these securities were written down to their fair market value as of September 30, 2008 as management has deemed the impairment to be other-than-temporary. There was no similar charge during 2007. Service charges from deposit accounts declined $69,000, or 9%, due to a lower volume of overdraft charges. Also, during the third quarter of 2008, the Company disposed of unused or obsolete premises and equipment, and recognized a loss of $35,000 compared to a minor gain recorded in the same quarter of 2007. Partially offsetting these losses were increases in gains recognized from the sales of loan and securities AFS and from the sales of foreclosed properties.

For the nine months ended September 30, 2008, other income declined $446,000, or 12%, compared to the nine months ended September 30, 2007. The decline was mostly from the aforementioned current year OTTI charge and from large non-recurring gains of $218,000 recorded in 2007 from the sale of a foreclosed property and from the sale of a commercial building that the Company previously leased to an unrelated third party. These items were partially offset by growth in deposit service charges, other fees, and more gains from the sales of mortgages AFS.

Other operating expenses

For the quarter and nine months ended September 30, 2008, other (non-interest) expenses increased $483,000, or 12%, and $1,120,000, or 9%, respectively, compared to the same 2007 periods. The most significant impact for both periods was caused by increased salary and employee benefit costs and the incremental costs associated with the opening of the Company’s newest branch office in West Scranton, Pennsylvania (West Scranton). Salary and employee benefits rose $273,000, or 12%, in the quarter-to-quarter comparison and $863,000, or 13%, in the year-to-date comparison. The increase was due to payroll increases, an increase in the number of full-time equivalent employees, higher stock-based compensation expense, more employee-related insurance costs and wider participation in the Company’s 401(k) plan. The increase in advertising costs was due to the branch office expansion project in West Scranton. The other category of operating expenses was up for the quarter and year-to-date periods due to higher collection expenses associated with legal and foreclosure fees, the timing of charitable donations and normal increases in other operational expenses including incremental operating expenses from the new branch office.

Provision for income taxes

The provision for income taxes for the three and nine months ended September 30, 2008 was lower compared to the same periods in 2007 primarily from lower pretax income.

COMPARISON OF FINANCIAL CONDITION AT

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Overview

Consolidated assets declined $17,869,000, or 3%, during the nine months ended September 30, 2008. The decline was caused by a $22,570,000, or 57%, reduction in short-term borrowings, a decline of $4,573,000 or 8%, in shareholders’ equity, partially offset by a $9,723,000, or 2%, increase in deposits. The decline in shareholders’ equity was caused by increased levels of unrealized losses in the securities AFS portfolio. The reduction in short-term borrowings was from executing the Company’s de-levering strategy that used the proceeds from the sale of mortgage-backed investment securities to reduce its dependence on overnight funding sources as well as to help fund growth in the commercial loan portfolio and provide funding for our newly opened branch office.

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

As of September 30, 2008, the carrying value of investment securities totaled $87,180,000, or 15% of total assets, compared to $122,984,000, or 21% of total assets, at December 31, 2007. At September 30, 2008, approximately 14% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow. Agency, corporate and municipal bonds comprised 52%, 15% and 18%, respectively, of the investment portfolio at September 30, 2008.

During the nine months ended September 30, 2008, total investments decreased $35,805,000, net of a $9,026,000 decline in the market value of AFS investments. The decrease in the investment portfolio was mainly from the sales of approximately $48.5 million of mortgage-backed and agency securities, of which $35 million occurred in the third quarter of 2008, the proceeds of which were used to reduce the Company’s exposure to overnight funding, help fund growth in the commercial loan portfolio as well as to fund the expansion of the Company’s branch network. The amortized cost and fair market value of investment securities is comprised of HTM and AFS securities with carrying values of $946,000 and $86,234,000, respectively. As of September 30, 2008, the AFS debt securities were recorded with a net unrealized loss in the amount of $10,653,000 and equity securities were recorded with an unrealized gain of $140,000.

A comparison of investment securities at September 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
U.S. government agencies	$45,418	52.1	$35,244	28.6
Mortgage-backed securities	12,381	14.2	58,767	47.8
State & municipal subdivisions	15,791	18.1	12,133	9.9
Preferred term securities	13,128	15.1	16,335	13.3
Equity securities	462	0.5	505	0.4
Total investments	$87,180	100.0	$122,984	100.0

The amortized cost and fair value of investments at September 30, 2008 are as follows (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$946	$31	$—	$977

Available-for-sale securities:
U.S. government agencies and corporations	$46,749	$57	$1,388	$45,418
Obligations of states and political subdivisions	16,875	28	1,112	15,791
Corporate bonds	21,466	—	8,338	13,128
Mortgage-backed securities	11,335	100	—	11,435

Total debt securities	96,425	185	10,838	85,772

Equity securities	322	151	11	462

Total available-for-sale	$96,747	$336	$10,849	$86,234

The amortized cost and fair value of debt securities at September 30, 2008 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value

Held-to-maturity securities:
Mortgage-backed securities	$946	$977

Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	8,916	8,899
Due after ten years	76,174	65,438
Total debt securities	85,090	74,337

Mortgage-backed securities	11,335	11,435

Total available-for-sale debt securities	$96,425	$85,772

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

Management performs a review of the investment portfolio quarterly to determine the cause of declines in the fair value of each security, if any. The Company uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio. Inputs provided by the third party are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment, if any, is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, severity in pricing decline, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the value of the security is reduced by the impairment amount and a corresponding charge to earnings is recognized. The impairment charge may be fully or partially recovered in the future, at the time of sale, call or maturity at a value that is equal to or greater than the security’s par value.

During the nine months of 2008, uncertainty in the financial markets increased the volatility in fair value estimates for the securities in our investment portfolio. Compared to year-end 2007, the fair values of securities have declined. Management believes these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

At September 30, 2008, the securities with the most significant reductions in fair value and associated estimated unrealized losses were in the Company’s corporate bond portfolio consisting of bank preferred term securities. Preferred term securities are pools of securities issued by regional and community banks, insurance companies and other financial institutions.

Over the course of the first nine months of 2008, the market for preferred term securities became increasingly illiquid due to negative perceptions about the health of the financial sector in general, the financial stability of the underlying issuers and the resulting lack of market participants, thereby reducing trading activity. This environment made it difficult to determine a fair value for these securities as of September 30, 2008, and likewise difficult to determine whether or not any of the issues had become other-than-temporarily impaired.

Based upon the tests performed on our portfolio of preferred term securities, one issue did not provide sufficient collateral to eliminate doubt as to the possibility for future credit loss and likewise produced an adverse change in estimated cash flows from the previous testing date. Having failed both the collateral sufficiency and cash flow tests and thereby increasing the likelihood of the Company possibly not collecting full principal and interest due, the security has been deemed to be other-than-temporarily impaired and has been written down to its fair market value with a corresponding charge to current period earnings.

Except for preferred term securities, market values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. For the preferred term securities portfolio, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined that the market for these securities is currently inactive. The fair values were based on an income approach utilizing more complex models that applies discount rate adjustment technique, which maximizes the use of observable inputs and minimizes the use of unobservable adjustments. Inputs include yields for similar credit and investment grade ratings of comparable instruments, with adjustments for liquidity premiums to determine an appropriate risk adjusted discount rate for each issue. Based on this technique, the Company determined that as of September 30, 2008, the fair value of its impaired preferred term security had declined $397,000 below its cost basis and accordingly this amount has been recorded as an impairment charge and is included as a component of other income in the consolidated income statements for the three and nine months ended September 30, 2008. The market value of the Company’s investment in preferred term securities has declined by $7,142,000 since December 31, 2007. The Company intends to closely monitor the preferred term securities market and perform collateral sufficiency and cash flow analyses on at least a quarterly basis. Future analyses could yield results that may indicate further impairment has occurred and therefore require additional write-downs and corresponding other-than-temporary charges to current earnings. In addition to the impairment charge on the preferred term securities portfolio, the Company had an equity position in FNMA common stock whose fair value declined below its cost basis by $6,000 and has also been deemed to be other-than-temporarily impaired and written down as of September 30, 2008.

At September 30, 2008, the AFS debt securities portfolio was carried at a net unrealized loss of $10,653,000 compared to a net unrealized loss of $1,663,000 at December 31, 2007. Management believes the cause of the unrealized losses is related to changes in interest rates or the limited trading activity due to recent debt market illiquid conditions and is not directly related to credit quality, which is consistent with its past experience. In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.

Loans available-for-sale (AFS)

Generally, upon origination, certain residential mortgages are classified as AFS. In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In a declining interest rate environment, the Company would be exposed to prepayment risk and, as rates decrease, interest income would be negatively affected. Consideration is given to the Company’s current liquidity position and projected future liquidity needs. To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as AFS. The carrying value of loans AFS is at the lower of cost or estimated fair value. If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings. Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS at September 30, 2008 amounted to $632,000 with a corresponding fair value of $643,000, compared to $827,000 and $843,000, respectively, at December 31, 2007. During the nine months ended September 30, 2008, residential mortgages with principal balances of $42,471,000 were sold into the secondary market with net gains of approximately $216,000 recognized. Included in the sale was $28,100,000 of residential loans transferred from the loan and lease portfolio.

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

The composition of the loan portfolio at September 30, 2008 and December 31, 2007, is summarized as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and CRE	$237,363	55.1	$216,058	50.7
Residential real estate	97,877	22.7	116,978	27.5
Consumer	84,615	19.7	81,998	19.2
Real estate construction	10,345	2.4	10,703	2.5
Direct financing leases	461	0.1	511	0.1
Gross loans	430,661	100.0	426,248	100.0
Allowance for loan losses	(4,206)		(4,824)
Net loans	$426,455		$421,424

Gross loans increased from $426,248,000, as of December 31, 2007 to $430,661,000 at September 30, 2008. The increase was mostly from the efforts of our restructured commercial lending team in conjunction with the addition of our new senior lender earlier in the year. Their collective effort has enabled the Company to better serve its existing customer base and strategically penetrate and grow the commercial lending business in our market area. As a result commercial and CRE levels increased $21,300,000, or 10%, in the fist nine months of 2008. Partially offsetting the increase in commercial lending was a decline in residential real estate mortgage loans. The decline was from the transfer from the loan and lease portfolio to the AFS portfolio and simultaneous sale of $28,100,000 of residential mortgage loans during the first quarter of 2008.

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

Total charge-offs, net of recoveries, for the nine months ended September 30, 2008, were $874,000, compared to $393,000 for the same period in 2007. Consumer loan net charge-offs were $255,000 for the nine months ended September 30, 2008, an increase of $187,000 from the $68,000 recorded for the like period in 2007. Commercial loan net charge-offs were $587,000 for the nine months ended September 30, 2008, compared to $340,000 recorded in the nine months ending September 30, 2007. The increase in the commercial loan charge-offs during the nine months resulted from the final resolution of an impaired loan and the transfer of a foreclosed property to other real estate owned (ORE) for which a specific reserve had been previously allocated. Mortgage loans incurred net charge-offs of $32,000 in the first nine months of 2008 compared to net recoveries of $15,000 for the nine months ended September 30, 2007.

Management believes that the current balance in the allowance for loan losses of $4,206,000 is sufficient to withstand the identified potential credit quality issues which may arise and other unidentified credit risks that are inherent to the portfolio. Currently, management is unaware of any potential problem loans that have not been reviewed. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 0.98% at September 30, 2008 compared to 1.13% at December 31, 2007.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	nine months ended	twelve months ended	nine months ended
	September 30, 2008	December 31, 2007	September 30, 2007

Balance at beginning of period	$4,824,401	$5,444,303	$5,444,303

Provision (credit) for loan losses	255,000	(60,000)	(60,000)

Charge-offs:
Commercial	666,588	375,356	356,989
Residential real estate	31,870	90,193	1,585
Consumer	283,783	256,215	188,171
Total	982,241	721,764	546,745

Recoveries:
Commercial	79,253	18,076	16,979
Residential real estate	80	125,002	16,560
Consumer	29,073	18,784	119,758
Total	108,406	161,862	153,297

Net charge-offs	873,835	559,902	393,448

Balance at end of period	$4,205,566	$4,824,401	$4,990,855

Total loans, end of period	$431,293,559	$427,076,030	$426,163,776

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
	September 30, 2008		December 31, 2007		September 30, 2007
Net charge-offs to:
Loans, end of period	0.20%		0.13%		0.09%
Allowance for loan losses	20.78%		11.61%		7.88%
Provision for loan losses	3.43	x	—	x	—	x

Allowance for loan losses to:
Total loans	0.98%		1.13%		1.17%
Non-accrual loans	1.35	x	1.27	x	1.07	x
Non-performing loans	1.13	x	1.26	x	1.07	x
Net charge-offs	4.81	x	8.62	x	12.68	x

Loans 30-89 days past due and still accruing	$1,251,282		$4,697,953		$2,907,941
Loans 90 days past due and accruing	$581,824		$25,470		$35,891
Non-accrual loans	$3,125,997		$3,811,205		$4,647,858
Allowance for loan losses to loans 90 days or more past due and accruing	7.23	x	189.41	x	139.06	x

Non-performing assets

The Bank defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, ORE and repossessed assets. As of September 30, 2008, non-performing assets represented 0.90% of total assets compared to 0.67% at December 31, 2007.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing assets for the period end September 30, 2008 were non-accruing commercial loans and ORE. Most of the loans are collateralized, thereby mitigating the Bank’s potential for loss and the ORE has been listed for sale with local realtor(s). At September 30, 2008, non-performing loans were $3,708,000 down from $3,837,000 at year-end 2007.

Loans 90 days past due that were still accruing at September 30, 2008 aggregated $582,000, compared to $25,000 at December 31, 2007. Approximately $418,000 of those loans were residential mortgages which were adequately collateralized and expected to be refinanced or brought current. The remainder of the loans 90 days past due were comprised of several installment loans in the process of collection.

There were no repossessed assets or restructured loans at September 30, 2008 or December 31, 2007. Specific action plans are developed for each of the Company’s non-performing assets. These plans at times include litigation and foreclosure. As such, our efforts to resolve non-performing assets at times can lead to a temporary increase in our ORE. Any increase is expected to be temporary as it is our practice to promptly market or list all such properties for sale.

Non-accrual loans aggregated $3,126,000 at September 30, 2008, compared to $3,811,000 at December 31, 2007. Additions to the non-accruals component of the non-performing assets totaling $4,091,000 were made during the first nine months of 2008. These were partially offset by payoffs or reductions of $2,288,000, charge-offs of $824,000, $1,540,000 in transfers to ORE and $124,000 of loans that returned to performing status. Loans past due 90 days or more and accruing totaled $582,000 at September 30, 2008, while non-accrual loans were $3,126,000 and ORE totaled $1,429,000. The aggregate of these three items comprise the non-performing assets of $5,136,000 at the period end September 30, 2008 compared to $3,944,000 at December 31, 2007. Non-performing loans to net loans were 0.87% at September 30, 2008 and 0.91% at December 31, 2007.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2008	December 31, 2007	September 30, 2007

Loans past due 90 days or more and accruing	$581,824	$25,470	$35,891
Non-accrual loans	3,125,997	3,811,205	4,647,858
Total non-performing loans	3,707,821	3,836,675	4,683,749

Other real estate owned	1,428,507	107,036	107,036
Total non-performing assets	$5,136,328	$3,943,711	$4,790,785

Net loans including AFS	$427,087,993	$422,251,629	$421,172,921
Total assets	$569,543,412	$587,412,555	$589,101,139
Non-accrual loans to net loans	0.73%	0.90%	1.10%
Non-performing assets to net loans, ORE and repossessed assets	1.20%	0.93%	1.14%
Non-performing assets to total assets	0.90%	0.67%	0.81%
Non-performing loans to net loans	0.87%	0.91%	1.11%

Foreclosed assets held-for-sale

At September 30, 2008, foreclosed assets held-for-sale was comprised of two ORE properties amounting to $1,429,000, which have been listed for sale with a local realtor.

Premises and equipment, net

The increase in premises and equipment of $3,053,000, or 24%, is from the completion of the construction project of the Company’s new West Scranton branch office. In addition, during the nine months ended September 30, 2008, the Company wrote off and disposed obsolete equipment which required the recognition of a loss and corresponding reduction in premises and equipment of approximately $36,000 mostly occurring from a branch closing.

Other assets

The increase in other assets of $4,015,000 since December 31, 2007 was chiefly due to an increase in the deferred tax asset related to the additional unrealized losses recorded in the AFS securities portfolio and to a lesser extent increases in prepaid expense accounts.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit accounts with varying ranges of interest rates and terms. Deposit products include savings accounts, interest-bearing checking (NOW), money market, non-interest bearing checking (DDAs) and certificates of deposit accounts. Certificates of deposit accounts, or CDs, are deposits with stated maturities ranging from seven days to ten years. The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition. Most of the Company’s deposits are obtained from the communities surrounding its 12 branch offices and are insured by the FDIC up to the full extent permitted by law. The Bank attempts to attract and retain deposit customers via sales and marketing efforts, new products, quality service, competitive rates and maintaining long-standing customer relationships. To determine deposit product interest rates, the Company considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings. Though we continue to experience intense competition for deposits, our rate-setting strategy includes consideration of liquidity needs, balance sheet structure and cost effective strategies that are mindful of the current interest rate environment.

Compared to December 31, 2007 total deposits grew $9,724,000, or 2%, during the nine months ended September 30, 2008. The growth in total deposits was primarily due to increases in money markets, DDAs and NOW accounts of $4,566,000, or 5%, $4,823,000, or 7%, and $2,130,000, or 4%, respectively, partially offset by lower CD balances. The net increase stems from the opening of the new West Scranton branch during the third quarter of 2008, related bank-wide promotions, improved relationships with existing depositors, new commercial depositors and seasonal activity with municipal customers.

The following table represents the components of deposits as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Money market	$92,458	21.2	$87,892	20.6
NOW	56,825	13.0	54,695	12.9
Savings and club	42,109	9.7	40,125	9.4
Certificates of deposit	174,421	40.1	178,200	41.9
Total interest-bearing	365,813	84.0	360,912	84.8
Non-interest-bearing	69,619	16.0	64,796	15.2
Total deposits	$435,432	100.0	$425,708	100.0

Certificates of deposit of $100,000 or more aggregated $76,888,000 and $80,857,000 at September 30, 2008 and December 31, 2007, respectively. Certificates of deposit of $250,000 or more aggregated $37,756,000 at September 30, 2008.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market and advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks for asset growth and liquidity needs. Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products. A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an overnight interest-bearing repurchase agreement account. The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts. In addition, short-term borrowings may include overnight balances which the Bank may require from time-to-time to fund daily liquidity needs. Overnight balances and repurchase agreements are components of short-term borrowings on the consolidated balance sheets. FHLB advances are components of long-term debt on the consolidated balance sheets. FHLB advances with maturity dates of less than one year amounted to $20,072,000 at September 30, 2008.

The following table represents the components of borrowings as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Overnight borrowings	$4,360	5.5	$18,950	18.5
Repurchase agreements	11,705	14.8	20,504	20.0
Demand note, U.S. Treasury	1,021	1.3	202	0.2
FHLB advances	62,072	78.4	62,709	61.3
Total borrowings	$79,158	100.0	$102,365	100.0

Borrowings have decreased $23,200,000, or 23%, during the nine months ended September 30, 2008. Overnight borrowings have declined as a result of the Company’s balance sheet de-levering strategies and deposit generation. The reduction in repurchase agreements was caused by a combination of pricing competition for large, term repos above wholesale rates and the volatile nature of the sweep product.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2008 the Bank maintained a one-year cumulative gap of negative $25.0 million, or -4.4%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of rising interest rates. Conversely, in a falling interest rate environment, net interest income could be positively impacted because more liabilities than assets would re-price downward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2008 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$642	$—	$—	$12,733	$13,375
Investment securities (1)(2)	22,226	3,191	10,394	56,139	91,950
Loans (2)	113,687	63,128	103,879	146,394	427,088
Fixed and other assets	—	8,729	—	28,401	37,130
Total assets	$136,555	$75,048	$114,273	$243,667	$569,543
Total cumulative assets	$136,555	$211,603	$325,876	$569,543

Non-interest-bearing transaction deposits (3)	$—	$6,962	$19,145	$43,512	$69,619
Interest-bearing transaction deposits (3)	65,046	—	48,675	77,671	191,392
Certificates of deposit	32,369	95,069	42,941	4,042	174,421
Repurchase agreements	11,705	—	—	—	11,705
Short-term borrowings	5,381	—	—	—	5,381
Long-term debt	10,072	10,000	21,000	21,000	62,072
Other liabilities	—	—	—	4,335	4,335
Total liabilities	$124,573	$112,031	$131,761	$150,560	$518,925
Total cumulative liabilities	$124,573	$236,604	$368,365	$518,925

Interest sensitivity gap	$11,982	$(36,983)	$(17,488)	$93,107

Cumulative gap	$11,982	$(25,001)	$(42,489)	$50,618

Cumulative gap to total assets	2.10%	(4.39)%	(7.46)%	8.89%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumes that interest-earning asset and interest-bearing liability levels at September 30, 2008 remain constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2008 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	0.2%	(0.2)%
Net income	1.3	(1.1)

Economic value at risk:
Percent change in:
Economic value of equity	(26.2)	(3.0)
Economic value of equity as a percent of total assets	(2.8)	(0.3)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2008, the Company’s risk-based capital ratio was 13.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2008 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$20,246	$34	0.2%
+100 basis points	20,225	13	0.1
Flat rate	20,212	—	—
-100 basis points	20,086	(126)	(0.6)
-200 basis points	20,180	(32)	(0.2)

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

For the nine months ended September 30, 2008, the Company generated approximately $3.0 million of cash. During this period, the Company’s operations provided approximately $34.0 million primarily from the sales of mortgages AFS net of originations. This was partially offset by cash used for investing and financing of $31.0 million for funding loan growth, facility expansion and the repayment of short-term debt. The primary sources of funds used for investing and financing was from the net proceeds from the sales of investment securities, deposit generation as well as from the cash provided from operations. As of September 30, 2008, the Company maintained $13,375,000 in cash and cash equivalents, $86,234,000 of investments AFS and $632,000 of loans AFS. In addition, as of September 30, the Company had approximately $263,343,000 available to borrow from the FHLB and $20,000,000 available from other correspondent banks. This combined total of $383,584,000 represented 67% of total assets at September 30, 2008. Management believes this level of liquidity to be strong and adequate to support current operations. During the third quarter of 2008, the Company terminated its relationship with a correspondent bank, due to inactivity, that previously provided access to $10,000,000 of liquidity in the form of short-term overnight borrowings. The Company is currently analyzing replacement correspondent banks to provide access to similar funding levels, if needed. The termination of the relationship does not have a significant effect on the Company’s liquidity position.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. The new program will (1) guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies, and (2) provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount. Generally, the amount of the debt covered by the senior unsecured debt guarantee program may not exceed 125% of the debt that the Company had outstanding as of September 30, 2008. Since some banks, such as the Company, did not have any such debt outstanding as of September 30, 2008, this group of banks is awaiting further guidance from the FDIC on the amount available under this program. Participation in the program is automatic for eligible institutions for the first 30 days at no cost to the Company. Prior to the end of the 30-day period, institutions may opt out of one or both parts of the program; otherwise, fees will apply for future participation. The Company is currently analyzing the financial impact of the debt guarantee program and is awaiting further guidance from the FDIC before it can make a determination on whether to participate. The Company will participate to provide full FDIC insurance coverage for non-interest bearing deposit transaction accounts.

Capital

During the third quarter of 2008 the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock. The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment plans and for general corporate purposes. The repurchases will be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934. Currently, the Company reacquired 13,000 shares at a weighted-average cost of $29.22 per share. For a further discussion about this program, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, Item 2, “Other Information,” below.

During the nine months ended September 30, 2008, shareholders’ equity decreased $4,573,000, or 8%, due principally from increased unrealized net losses in the securities AFS portfolio, the declaration of cash dividends and the repurchase of the Company’s capital stock (treasury stock). Conversely, shareholders’ equity was enhanced by current year earnings, stock issued from the Company’s Employee Stock Purchase Plan, and an increase in the intrinsic value of the Company’s cash flow hedge instrument.

In October 2008, the U.S. Department of Treasury (Treasury), the Board of Governors of the Federal Reserve System (FRB) and the FDIC issued a joint statement announcing (1) a voluntary capital purchase program where the Treasury will purchase senior preferred stock of certain financial institutions and (2) the Temporary Liquidity Guarantee Program. A summary of the Temporary Liquidity Guarantee Program is described in the Liquidity section, above. Under the capital purchase program, the Treasury has allocated $250 billion from the $700 billion under the Troubled Asset Relief Program (TARP) created under the Economic Stabilization Act of 2008 (ESSA) to purchase senior preferred stock in banks through the Capital Purchase Program. Half of the allocated $250 billion is earmarked for the purchase of senior preferred stock in nine major U.S. banks, and the remaining $125 billion will be available to small and mid-sized institutions that apply for the investment by November 14, 2008. The Treasury will determine eligibility of institutions and allocation of purchases after the institution has requested to be included in the program. Participation in this program is regulated by the Treasury and contains many provisions, limits and terms that the Company is currently analyzing to determine whether participation in the program is economically feasible.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of September 30, 2008, the Company and the Bank met all capital adequacy requirements to which it was subject.

The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2008:

							To be well capitalized
				For capital			under prompt corrective
	Actual			adequacy purposes			action provisions
	Amount	Ratio		Amount		Ratio	Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$61,292,211	13.9	% >	$35,375,056	>	8.0%	N/A		N/A
Bank	$60,945,018	13.8	% >	$35,364,711	>	8.0%	$44,205,889	>	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$57,023,947	12.9	% >	$17,687,528	>	4.0%	N/A		N/A
Bank	$56,739,171	12.8	% >	$17,682,356	>	4.0%	$26,523,533	>	6.0%
Tier I capital
(to average assets)
Consolidated	$57,023,947	9.8	% >	$23,349,666	>	4.0%	N/A		N/A
Bank	$56,739,171	9.7	% >	$23,337,462	>	4.0%	$29,171,828	>	5.0%

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2008.

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

Item 1A. Risk Factors

The following are additional risk factors that should be read in conjunction with Item 1A, “Risk Factors” that were disclosed in the Company’s December 31, 2007 Form 10-K filed with the SEC on March 13, 2008:

The capital and credit markets have experienced unprecedented levels of volatility.

During 2008 the capital and credit markets experienced severe volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

In response to the turmoil in the banking system and financial markets, the U.S. government has taken unprecedented actions, including the U.S. Treasury’s plan to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets generally or particular financial institutions. There is no assurance that these government actions will achieve their purpose.

The failure to help stabilize the financial markets and a continuation or worsening of the current financial market conditions could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in further declines in our investment portfolio which could be “other-than-temporary impairments.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table summarizes the activity in the Company’s stock repurchase program during the third quarter of 2008:

	(a)	(b)	(c)	(d)
			Total number of
			shares (or units)	Maximum number of
	Total Number		purchased as part as	shares (or units) that may
	of shares (or units)	Average price paid	publicly announced plans	yet be purchased under the
Period	purchased	per share (or unit)	or programs	plans or programs
July 1, 2008 to
July 31, 2008	6,000	$29.25	6,000	39,000
August 1, 2008 to
August 31, 2008	—	—	—	39,000
September 1, 2008 to
September 30, 2008	2,000	$29.35	2,000	37,000
Total	8,000	$29.28	8,000	37,000

On June 3, 2008 the Company’s Board of Directors approved and on June 5, 2008 the Company publicly announced its intent to initiate a capital stock repurchase program covering up to 50,000 share, or approximately 2.4% of its outstanding capital stock as of May 31, 2008. The Company has not made any purchases of its shares of capital that has not been publicly announced. Neither an expiration date nor a maximum dollar amount has been fixed to the program. The repurchases will be made from time-to-time in open-market transactions, subject to availability. The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment plans and for general corporate purposes. No repurchase program has expired or has been subject to a determination to terminate during the period covered by the above table. The 2,000 shares reacquired in September were for committed purchases that settled on October 1, 2008.

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

*10.6 Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s  Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 filed on October 11, 2000, by Post-Effective Amendment No. 1 filed on May 30, 2001, by Post-Effective Amendment No. 2 filed on July 7, 2005 and by Registration Statement No.  333-152806 on Form S-3 filed on August 6, 2008.

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

FIDELITY D & D BANCORP, INC.

Date: November 4, 2008	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: November 4, 2008	/s/ Salvatore R. DeFrancesco, Jr.
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

*

10.6 Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 filed on October 11, 2000, by Post-Effective Amendment No. 1 filed on May 30, 2001, by Post-Effective Amendment No. 2 filed on July 7, 2005 and by Registration Statement No.  333-152806 on Form S-3 filed on August 6, 2008.

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

* Incorporated by Reference