Form 10-K
period 2008-12-31
FIDELITY D & D BANCORP INC
filed 2009-03-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant equals $49,429,783, as of June 30, 2008, based on a market price of $29.25. The number of shares of common stock outstanding as of February 28, 2009, was 2,062,128.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s 2008 Annual Report to Shareholders are incorporated herein by reference in response to Part I. Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part II and Part III.

Fidelity D & D Bancorp, Inc.

2008 Annual Report on Form 10-K

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

•                  changes in deposit flows, loan demand or real estate and investment securities values may adversely affect our business;

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2008 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.

The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. Competition includes, among other sources, the following:

•	local community banks	•	insurance companies

•	savings banks	•	money market funds

•	regional banks	•	mutual funds

•	credit unions	•	small loan companies

•	savings & loans	•	other financial service companies

The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local decision making on loans. These efforts enabled the Company to establish long-term customer relationships and build customer loyalty by providing products and services designed to address their specific needs.

There are no concentrations of loans that, if lost, would have a materially adverse effect on the continued business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact. However, the Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially Lackawanna and Luzerne counties which the Company defines as its primary market area. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control. An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s primary market area could cause an increase in the level of the Company’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital. We cannot assure you that adverse changes in the local economy would not have a material effect on the Company’s future consolidated financial condition, results of operations and cash flows. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

The Company had 196 full-time equivalent employees on December 31, 2008, which includes exempt officers and part-time employees.

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

Annually, the Bank is examined by the Pennsylvania Department of Banking and/or the FDIC. The last examination was conducted by the Pennsylvania Department of Banking as of December 31, 2007.

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

As of December 31, 2008, approximately 56% of the Company’s loan portfolio consisted of commercial, commercial real estate and real estate construction loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial, commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations. Currently, our Country is in a recession. The severity, depth and length of this recession is indeterminable. Job layoffs and eliminations continue to be announced throughout the United States, as well as locally. Reductions in the levels of income of both businesses and individual consumers could have a material impact on their ability to meet their loan payment obligations. This in turn could have a material adverse impact on the companies overall financial condition and earnings.

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

During 2008 the capital and credit markets experienced severe volatility and disruption. In the third and fourth quarters of 2008, the volatility and disruption reached unprecedented levels. This has continued into 2009 and the Country is presently in a recession. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2008, the Company operated 12 full-service banking offices, of which four were owned and eight were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company or the Bank and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Sts., Dunmore, PA	Owned	Main Branch (1) (2)	☒	☒	☒

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	☒	☒	☒

139 Wyoming Ave., Scranton, PA	Leased	Scranton Branch	☒		☒

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch (3)	☒	☒	☒

Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	☒	☒	☒

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (4)	☒		☒

4010 Birney Ave., Moosic, PA	Leased	Moosic Branch	☒	☒	☒

801 Wyoming Ave., West Pittston, PA	Leased	West Pittston Branch	☒		☒

1598 Main St., Peckville, PA	Leased	Peckville Branch	☒	☒	☒

247 Wyoming Ave., Kingston, PA	Leased	Kingston Branch	☒	☒	☒

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch	☒	☒	☒

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	☒	☒	☒

*All of the owned properties are free of encumbrances

(1) Executive and administrative, commercial lending, trust and asset management services are located at this facility.

(2) This office has two automated teller machines (ATMs).

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

The Bank maintains several free-standing 24-hour ATMs located at the following locations in Pennsylvania:

•                  U.S. Mini Marts, Inc., 511 Main St., Childs

•                  Marywood University, 2300 Adams Ave., Nazareth and Regina Halls, Scranton

•                  Snö Mountain Ski Resort, 1000 Montage Mountain Rd., Moosic

•                  Shoppes at Montage, 1035 Shoppes Blvd., Moosic

During 2008, the Company closed its Pittston branch office located at 403 Kennedy Blvd., Pittston.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2008 to a vote of our security holders through solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol “FDBC.”  Shareholders requesting information about the Company’s common stock may contact Salvatore R. DeFrancesco, Jr., Treasurer.  Requests may be mailed to:

Fidelity D & D Bancorp, Inc.

Blakely and Drinker St.

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2008			2007
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid
1st Quarter	$31.00	$25.20	$0.25	$40.00	$32.50	$0.22
2nd Quarter	$30.00	$27.00	$0.25	$37.75	$32.00	$0.22
3rd Quarter	$33.50	$29.00	$0.25	$34.00	$27.10	$0.24
4th Quarter	$28.75	$21.75	$0.25	$34.00	$27.00	$0.25

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

The Company has established a dividend reinvestment plan (DRP) for its shareholders.  The plan is designed to make the Company’s stock available at no transactional cost to our shareholders.  Cash dividends, paid to shareholders who are enrolled in the DRP, are used to purchase shares directly from the Company or from shares that are available in the open market.

The Company had approximately 1,323 shareholders at February 28, 2009 and also at December 31, 2008.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC.

Purchases of equity securities by the issuer and affiliated purchasers

The following table summarizes the activity in the Company’s stock repurchase program during the fourth quarter of 2008:

	(a)	(b)	(c)	(d)
			Total number of
			shares (or units)	Maximum number of
	Total Number		purchased as part as	shares (or units) that may
	of shares (or units)	Average price paid	publicly announced plans	yet be purchased under the
Period	purchased	per share (or unit)	or programs	plans or programs
October 1, 2008 to October 31, 2008	—	$—	—	37,000
November 1, 2008 to November 30, 2008	2,000	25.31	2,000	35,000
December 1, 2008 to December 31, 2008	—	—	—	35,000
Total	2,000	$25.31	2,000	35,000

In the second quarter of 2008 the Company’s Board of Directors approved and publicly announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares, or approximately 2.4% of its outstanding capital stock as of May 31, 2008.  The Company has not made any purchases of its shares of capital that has not been publicly announced.  Neither an expiration date nor a maximum dollar amount has been fixed to the program.  The repurchases will be made from time-to-time in open-market transactions, subject to availability.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment plans and for general corporate purposes.  No repurchase program has expired or has been subject to a determination to terminate during the period covered by the above table.  In December 2008, 2,745 shares were reissued by the Company to participants in the dividend reinvestment plan at a re-issue price of $26.81 per share.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2004, and ending December 31, 2008.  The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2003, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Fidelity D & D Bancorp, Inc.	100.00	93.95	117.87	107.30	93.99	90.64
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL > $500M OTC-BB and Pink Sheet Banks	100.00	116.97	124.48	136.58	125.85	91.32

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, the Company’s consolidated financial statements and related footnotes:

	2008	2007	2006	2005	2004
Balance sheet data:
Total assets	$575,718,997	$587,412,555	$562,317,988	$544,060,698	$536,675,138
Total investment securities	84,187,579	122,984,160	100,410,736	97,678,573	115,668,818
Net loans	436,207,460	421,424,379	417,199,048	403,144,095	381,546,375
Loans available-for-sale	84,000	827,250	122,000	428,584	576,378
Total deposits	433,311,932	425,708,361	410,334,595	379,498,640	365,615,335
Short-term borrowings	38,129,704	39,656,354	33,656,150	28,772,997	50,534,046
Long-term debt	52,000,000	62,708,677	62,536,210	83,704,188	71,119,188
Total shareholders’ equity	48,960,651	55,191,294	51,611,863	48,846,029	46,366,760

Operating data for the year ended:
Total interest income	$33,961,434	$35,279,357	$33,529,710	$29,020,261	$27,395,491
Total interest expense	14,684,133	17,660,075	16,361,109	11,720,986	11,180,135
Net interest income	19,277,301	17,619,282	17,168,601	17,299,275	16,215,356
Provision (credit) for loan losses	940,000	(60,000)	325,000	830,000	2,150,000

Net interest income after provision (credit) for loan losses	18,337,301	17,679,282	16,843,601	16,469,275	14,065,356
Other income	4,578,301	5,205,215	4,522,138	4,150,502	4,153,277
Other operating expense	18,210,683	16,636,760	15,878,376	14,561,968	13,818,565

Income before provision for income taxes	4,704,919	6,247,737	5,487,363	6,057,809	4,400,068
Provision for income taxes	1,068,971	1,636,165	1,362,080	1,466,112	1,035,594
Net Income	$3,635,948	$4,611,572	$4,125,283	$4,591,697	$3,364,474

Per share data:
Net income per share, basic	$1.76	$2.23	$2.01	$2.26	$1.67
Net income per share, diluted	$1.76	$2.23	$2.01	$2.25	$1.67
Dividends declared	$2,068,680	$1,921,533	$1,801,361	$1,624,263	$1,610,423
Dividends per share	$1.00	$0.93	$0.88	$0.80	$0.80
Book value per share	$23.73	$26.62	$25.09	$23.95	$22.92
Weighted-average number of shares outstanding *	2,068,851	2,066,683	2,047,975	2,031,211	2,013,798
Number of shares outstanding at year-end *	2,062,927	2,072,929	2,057,433	2,039,639	2,023,529

Ratios:
Return on average assets	0.62%	0.80%	0.73%	0.86%	0.61%
Return on average equity	6.81%	8.65%	8.31%	9.64%	7.51%
Net interest margin	3.60%	3.34%	3.31%	3.51%	3.20%
Efficiency ratio	72.98%	71.61%	71.67%	65.99%	64.45%
Expense ratio	2.25%	2.01%	2.02%	1.93%	1.69%
Allowance for loan losses to total loans	1.08%	1.13%	1.29%	1.46%	1.54%
Dividend payout ratio	56.90%	41.67%	43.67%	35.37%	47.87%
Equity to assets	8.50%	9.40%	9.18%	8.98%	8.64%
Equity to deposits	11.30%	12.96%	12.58%	12.87%	12.68%

* The number of shares and the weighted-average number of shares outstanding prior to 2006, have been adjusted to reflect the effect of a 10% stock dividend paid on February 15, 2006.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2008 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of preferred term securities, market values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the trust preferred term securities, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined that the market for these securities is currently inactive.  In order to determine the market value of the preferred term securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.  As of December 31, 2008 and 2007, loans classified as AFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of operations and summary of significant accounting policies,” within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2008 and December 31, 2007 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2008

and 2007 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

The national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets. The current economy has been marked by contractions in the availability of commercial and consumer credit, falling home prices, increasing home foreclosures and rising unemployment. In response, the Federal Open Market Committee (FOMC), reduced the federal funds rates seven times during 2008 to unprecedented levels, approaching zero and has resulted in a much more positively sloped yield curve during the current year.  The shape of the yield curve will present opportunities, however the local economy is not insulated from the disruptions and volatility that continues to plague the national economy thereby requiring the Company to operate in a very difficult interest rate environment, the likes of which have been unseen for many decades.  The management team of the Company is poised to address the issues at hand and will implement strategies to navigate through these uncertain times.

Consolidated assets decreased $11,694,000, or 2%, during the year ended December 31, 2008 to $575,719,000.  The decline was the result of decreases in total borrowings of $12,235,000, or 12%, and a decrease in total shareholders’ equity of $6,231,000 partially offset by a 2%, or $7,604,000  increase in deposits.  The decline in shareholders’ equity was primarily from increased unrealized net losses in the securities AFS portfolio, the declaration of cash dividends and the repurchase of the Company’s capital stock (treasury stock).  During 2008, the carrying amount of the investment portfolios declined by $38,797,000, or 32%, while the loan portfolios increased $14,040,000, or 3% to $436,291,000 as of December 31, 2008.  Other increases included premises and equipment, the net deferred tax asset, bank owned life insurance, FHLB stock, the carrying value of the derivative contract and prepaid expenses.  Cash increased $2,362,000 since 2007.

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2008, 2007 and 2006 (thousands of dollars):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Assets:
Cash and cash equivalents	$12,771	2.2%	$10,409	1.8%	$13,801	2.4%
Investment securities	84,188	14.6	122,984	20.9	100,411	17.9
Federal Home Loan Bank Stock	4,781	0.8	3,303	0.6	3,795	0.7
Loans and leases, net	436,291	75.8	422,252	71.9	417,321	74.2
Bank premises and equipment	16,056	2.8	12,965	2.2	11,324	2.0
Life insurance cash surrender value	8,808	1.5	8,489	1.4	8,178	1.5
Other assets	12,824	2.3	7,011	1.2	7,488	1.3
Total assets	$575,719	100.0%	$587,413	100.0%	$562,318	100.0%

Liabilities:
Total deposits	$433,312	75.3%	$425,708	72.5%	$410,335	73.0%
Short-term borrowings	38,130	6.6	39,656	6.7	33,656	6.0
Long-term debt	52,000	9.0	62,709	10.7	62,536	11.1
Other liabilities	3,316	0.6	4,149	0.7	4,179	0.7
Total liabilities	526,758	91.5	532,222	90.6	510,706	90.8
Shareholders’ equity	48,961	8.5	55,191	9.4	51,612	9.2
Total liabilities and shareholders’ equity	$575,719	100.0%	$587,413	100.0%	$562,318	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
	Assets	%	assets *	%	Deposits	%	borrowings	%	borrowings	%
2008	$(11,693,558)	(2)	$(22,808,541)	(4)	$7,603,571	2	$(1,526,650)	(4)	$(10,708,677)	(17)
2007	25,094,567	4	26,073,807	5	15,373,766	4	6,000,204	18	172,467	—
2006	18,257,290	3	21,202,050	4	30,835,955	8	4,883,153	17	(21,167,978)	(25)
2005	7,385,560	1	2,784,580	1	13,883,305	4	(21,761,049)	(43)	12,585,000	18
2004	(38,540,328)	(7)	(35,884,098)	(7)	(35,827,211)	(9)	(4,222,932)	(8)	(756,846)	(1)

* Earning assets exclude loans placed on non-accrual status.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit accounts with varying ranges of interest rates and terms.  Deposit products include savings accounts, interest-bearing checking (NOW), money market, non-interest bearing checking (DDAs) and certificates of deposit accounts.  Certificates of deposit accounts, or CDs, are deposits with stated maturities ranging from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Company’s deposits are obtained from the communities surrounding its 12 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  The Bank attempts to attract and retain deposit customers via sales and marketing efforts, new products, quality service, competitive rates and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Company considers local competition, market yields and the rates charged for alternative sources of funding such as short- and long-term borrowings.  Though we tend to experience intense competition for deposits, our interest rate setting strategy includes consideration of the Company’s liquidity needs, balance sheet structure and cost effective strategies that are mindful of the current interest rate environment.

The following table represents the components of total deposits as of December 31, 2008 and 2007 (thousands of dollars):

	2008		2007
	Amount	Percent	Amount	Percent

Money market	$96,738	22.3%	$87,892	20.6%
NOW	50,124	11.6	54,695	12.9
Savings and clubs	41,326	9.5	40,125	9.4
Certificates of deposit	173,681	40.1	178,200	41.9
Total interest-bearing	361,869	83.5	360,912	84.8
Non-interest-bearing	71,443	16.5	64,796	15.2
Total deposits	$433,312	100.0%	$425,708	100.0%

Total deposits increased $7,604,000, or 2%, during 2008 to $433,312,000.  The growth in deposits was mostly from increases in money markets $8,846,000 and DDAs of $6,647,000, or 10% each, partially offset by declines in NOW and certificates of deposit accounts of $4,571,000 and $4,519,000, respectively.  The majority of the increase in DDAs was from a temporary deposit from a corporate trust account which has since been withdrawn.  The new West Scranton branch office that opened during the third quarter of  2008 and the related bank-wide promotions, superior customer service, increased deposit business from our existing and new commercial customers all contributed to the net increase in deposits.  The continued increases in money market accounts that the Company has experienced is from success in our deposit-gathering strategies in conjunction with promotional interest rates tailored to depositors’ needs.  We attribute the decline in certificate of deposit accounts to the lower and highly volatile interest rate environment that exists today compared to a year ago.

The maturity distribution of certificate of deposit accounts at December 31, 2008 is as follows:

	Three months	Three to six	Six to twelve	Over
	or less	Months	months	twelve months	Total
CDs of $100,000 or more	$20,438,339	$10,989,353	$29,534,467	$13,288,607	$74,250,766
CDs of less than $100,000	13,641,073	14,907,570	49,896,837	20,984,669	99,430,149
Total CDs	$34,079,412	$25,896,923	$79,431,304	$34,273,276	$173,680,915

Approximately 80% of the CDs are scheduled to mature within one year.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  To help reduce the financial impact of the unpredictable and highly volatile interest rate environment, management intends to continue to deploy strategies that will diversify the deposit mix across the entire spectrum of products offered.  As always, consideration will be afforded to customer retention and new customer relationships.

Short-term borrowings

In addition to deposits, other funding sources available to the Company are overnight funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB), fed funds purchased from correspondent banks and repurchase agreements with individuals, businesses and public entities.  The Company uses overnight funding for asset growth, deposit run-off and short-term liquidity needs.

Repurchase agreements are offered in both sweep and fixed-term products.  These agreements are non-insured interest-bearing liabilities that have a security interest in qualified pledged investments of the Bank.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  In addition, the sweep is designed to transfer funds to the DDA as necessary to cover checks presented for payment.  Due to the nature of the sweep product, they tend to be more volatile than the fixed-term product because the daily sweep is dependent on the level of available funds in depositor accounts.  Customer liquidity and investment needs and changes in interest rates are the typical causes for variances in repurchase agreements, which during 2008 declined $11,412,000 from $20,504,000 at December 31, 2007.  At December 31, 2008 and 2007, sweep accounts represented 93% and 62%, respectively, of total repurchase agreements.  The low interest rate environment has caused our customers to seek higher rates in alternative products and as such the balances in the term-repurchase agreement declined by about 91%.

Overnight borrowings and repurchase agreements are included with short-term borrowings on the consolidated balance sheets.  For a further discussion on short-term borrowings, see Note 7, “Short-term borrowings,” contained in the notes to consolidated financial statements in Part II, Item 8.

Long-term debt

Long-term debt consists of borrowings from the FHLB.  The weighted-average rate in effect on funds borrowed at December 31, 2008 was 5.35% compared to 5.26% as of December 31, 2007.  The 2008 weighted-average rate was 92 basis points below the tax-equivalent yield of 6.27% on the Company’s portfolio of average interest-earning assets for the year ended December 31, 2008.  Rates on $42,000,000 of the total long-term advances are currently fixed but are designed to adjust quarterly should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties are attached to the borrowings thereby creating a significant disincentive from paying off the relatively high cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the FHLB rate will convert to a floating rate and the Company has the option, at that time, to repay or to renegotiate the converted advance rate.  During December 2008, a $10,000,000 capped floating-rate long-term advance was paid off early.  During February 2009, a $10,000,000, 5.32% fixed-rate advance was also paid off early.  Whether or not the advance will be renewed will be predicated on the interest rate environment, demand for liquidity and relative cash-flows of deposits, demand for loan funding and prepayments of interest-earning assets.

At December 31, 2008, the Company had the ability to borrow an additional $117,348,000 from the FHLB, from their array of numerous funding products that are available at a varying terms and conditions.

Investments

The Company’s investment policy is designed to complement its lending activities, generate a favorable return without incurring undue interest rate and credit risk, manage interest rate sensitivity, provide monthly cash flow and manage liquidity at acceptable levels.  In establishing investment strategies, the Company considers its business, growth or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities held, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations.  The policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters.  Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies.  Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings.  The Company generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, AFS or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at net fair values in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM represent debt securities that the Company has the ability and intent to hold until maturity and are carried at amortized cost.  As of December 31, 2008 and December 31, 2007, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $31,000 and $33,000, respectively.

Total investments decreased $38,797,000, including an $11,893,000 decline in the market value of AFS investments.  During 2008, the Company sold approximately $48.4 million of mortgage-backed and agency securities, the proceeds of which were used to pay-down long-term debt, fund loan growth and fund the expansion of the Company’s branch network.  The carrying value of investment securities, at December 31, 2008, was $84,188,000, or 15% of total assets compared to $122,984,000, or 21%, as of December 31, 2007.

The market values for corporate investment securities are very depressed relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels compared to treasury securities at the end of 2008 and remain near those levels today.  Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

As of December 31, 2008 the debt securities with unrealized losses have depreciated 27.4% compared to 2.4% at December 31, 2007.   Management believes that the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to recent debt market illiquid conditions and is not directly related to credit quality, which is consistent with its past experience.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Management performs a review of the investment portfolio quarterly to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment, if any, is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, severity in pricing decline, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered and recorded as a gain on sale of investment securities.

At December 31, 2008, the securities with the most significant reductions in fair value and associated estimated unrealized losses were in the Company’s corporate bond portfolio consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred term securities (preferred term securities) issued by banks, thrifts and insurance companies.

The Company owns 13 issues of preferred term securities.  The market for these securities at December 31, 2008 was not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which preferred term securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new preferred term securities have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.  Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, fair value of the preferred term securities was determined as explained in Note 3, “Securities Investments,” contained within the notes to the consolidated financial statements in Part II, Item 8.

Based on the technique described in Note 3, the Company determined that as of December 31, 2008, the fair value of one of its preferred term securities had declined $430,000 below its cost basis and has been deemed to be other-than-temporarily impaired.  Accordingly, this amount has been recorded as an impairment charge and is included as a component of other income in the consolidated income statements for the year ended December 31, 2008.  The market value of the Company’s investment in preferred term securities has declined by $9,958,000 since December 31, 2007.  The Company intends to closely monitor the preferred term securities market and perform collateral sufficiency and cash flow analyses on at least a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and therefore require additional write-downs and corresponding other-than-temporary charges to current earnings.  In addition to the impairment charge on the preferred term securities portfolio, the Company had an equity position in FNMA common stock whose fair value declined below its cost basis by $6,000 and has also been deemed to be other-than-temporarily impaired and written down as of December 31, 2008.  There were no other-than-temporary impairment write-downs recorded in 2007 or 2006.

A comparison of investments at December 31, for the three previous years is as follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government agencies	$43,507,359	51.7%	$35,243,890	28.7%	$33,891,985	33.8%
Mortgage-backed securities	12,438,721	14.8	58,767,109	47.8	42,900,005	42.7
State & municipal subdivisions	17,552,729	20.8	12,133,443	9.8	12,576,684	12.5
Preferred term securities	10,260,196	12.2	16,335,486	13.3	10,570,993	10.5
Equity securities	428,574	0.5	504,232	0.4	471,069	0.5
Total	$84,187,579	100.0%	$122,984,160	100.0%	$100,410,736	100.0%

The distribution of debt securities by stated maturity date at December 31, 2008 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	$—	$—	$7,917,994	$35,589,365	$43,507,359
Mortgage-backed securities	—	—	381,537	12,057,184	12,438,721
State & municipal subdivisions	—	—	2,788,460	14,764,269	17,552,729
Preferred term securities	—	—	—	10,260,196	10,260,196
Total debt securities	$—	$—	$11,087,991	$72,671,014	$83,759,005

AFS securities are stated net of unrealized gains and losses.  As of December 31, 2008, AFS debt securities were recorded with a net unrealized loss in the amount of $13,486,000.  At December 31, 2008, AFS equity securities were recorded at $428,000 which included a net unrealized gain of $106,000.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2008, is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
U.S. government agencies	—%	—%	5.07%	5.87%	5.74%
Mortgage-backed securities	—	—	6.01	5.44	5.45
State & municipal subdivisions	—	—	5.47	5.90	5.83
Preferred term securities	—	—	—	4.00	4.00
Total debt securities	—%	—%	5.21%	5.35%	5.34%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  Excess stock is typically repurchased from the Company at par if the level of borrowings declines to a predetermined level.  In addition, the Company normally earns a return or dividend on the amount invested.  In late December, the FHLB announced that it has suspended payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends will have on their financial condition.  Based on the financial results of the FHLB for the year-ended December 31, 2008, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  The Company will continue to monitor the financial condition of the FHLB and assess its ability to resume these activities in the future.

Loans and leases

Gross loans and leases increased $14,704,000, or 3%, from $426,249,000 at December 31, 2007, to $440,953,000 at December 31, 2008.  Gross loans represented 77% and 73% of total assets at December 31, 2008 and December 31, 2007, respectively.

In 2008, the Company originated $47,864,000 of commercial loans, $23,111,000 of residential mortgage loans and $21,354,000 of consumer loans.  This compares to $32,919,000, $24,032,000 and $28,062,000, respectively, in 2007.  Included in mortgage loans is $9,476,000 of real estate construction lines in 2008 and $12,515,000 in 2007.  In addition for 2008, the Company originated lines of credit in the amounts of $50,664,000 for commercial borrowers and $11,866,000 in home equity and other consumer lines of credit.

The Company’s origination activity increased 9% in 2008 over 2007 despite operating in a very difficult economy.  Only the residential real estate portfolio recorded a decline compared to 2007 and was more than offset by growth in commercial lending.  The hiring of a new senior lender has enabled the Company to grow its commercial and CRE portfolio.  During 2009, the Company will continue to channel efforts to develop total banking relationships with new customers and strengthen relationships with our existing base of loyal customers.

Commercial and Commercial Real Estate Loans:

Originations in commercial and commercial real estate (CRE) were relatively strong, as they fully exceeded scheduled principal curtailments and pre-payments thereby resulting in a commercial loan increase of $29,422,000 to $245,480,000 from $216,058,000, or 14% during 2008.  During most of 2008, the Company bolstered the origination activities in the commercial loan business.  Commercial lending successfully restructured its team of commercial loan officers led by the experienced newly hired senior lender.  This team has effectively penetrated our markets and successfully developed new business relationships and re-kindled relationships with our existing commercial customer base.

Residential Real Estate Loans:

Residential real estate loans declined $18,468,000, or 16%, to $98,511,000 in 2008.  In the beginning of 2008, the Company transferred approximately $28,103,000 to the loans AFS portfolio.  The loans were subsequently sold.  From time-to-time, management will evaluate the composition of the residential loan portfolio and based upon liquidity needs, interest rate risk and other considerations may transfer loans to the available-for-sale portfolio, at the lower of cost or market value, and simultaneously sell them.  Excluding this transfer, the residential real estate loan portfolio would have grown $6,900,000 as origination activity exceeded maturities and pay-downs.  Operating in a lower interest rate environment throughout most of 2008 with expectations of a continued period of low rates into 2009, the Company expects higher levels of prepayment and refinance activity in 2009.

Consumer Loans:

Though consumer loan originations were lower in 2008 compared to 2007, this sector  increased $3,093,000, or 4%, during the year.  The increase was mainly from lower principal pay-downs and  increased draw activity from customers accessing their home equity available credit.  While interest rates remain low, the Company expects the home equity business to continue to increase into 2009.  During 2008, the Company established a new relationship with a local automobile dealership which should provide increased origination activity in consumer lending in the years ahead.

Real Estate Construction Loans:

Real estate construction loans increased $724,000, or 7%, at December 31, 2008 compared to December 31, 2007.  These loans fund residential and commercial construction projects and then convert to a residential mortgage or to a commercial real estate loan usually within one year from the origination date.  Generally, the converted loans will bear similar terms as the terms during the construction period.  The increase in 2008 was caused by more commercial construction projects that had not yet converted to permanent financing.

Direct Financing Leases:

The balance represents tax-free leasing arrangements provided to municipal customers.  For 2008, the activity represents scheduled run-off.

A comparison of domestic loans at December 31, for the five previous periods is as follows:

	2008	2007	2006	2005	2004
Commercial and CRE	$245,479,992	$216,057,882	$218,213,216	$216,288,597	$221,968,137
Residential real estate	98,510,562	116,978,378	112,742,692	103,920,613	91,294,401
Consumer	85,091,205	81,998,093	77,729,520	74,070,328	61,487,608
Real estate construction	11,426,978	10,703,249	13,369,712	14,198,858	10,620,472
Direct financing leases	443,957	511,178	588,211	650,348	2,211,978
Gross loans	440,952,694	426,248,780	422,643,351	409,128,744	387,582,596
Less:
Unearned discount	—	—	—	—	48,423
Allowance for loan losses	4,745,234	4,824,401	5,444,303	5,984,649	5,987,798
Net loans	$436,207,460	$421,424,379	$417,199,048	$403,144,095	$381,546,375

Loans available-for-sale	$84,000	$827,250	$122,000	$428,584	$576,378

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2008	2007	2006	2005	2004
Commercial and CRE	55.7%	50.7%	51.6%	52.9%	57.3%
Residential real estate	22.3	27.5	26.7	25.4	23.5
Consumer	19.3	19.2	18.4	18.1	15.9
Real estate construction	2.6	2.5	3.2	3.5	2.7
Direct financing leases	0.1	0.1	0.1	0.1	0.6
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2008.  Excluded from the table are residential real estate loans, consumer loans and direct financing leases (dollars in thousands):

	One-year	One to five	More than
	or less	Years	five years	Total

Commercial and CRE	$20,276	$57,026	$168,178	$245,480
Real estate construction	11,427	—	—	11,427
Total	$31,703	$57,026	$168,178	$256,907

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the sensitivity changes in interest rates for commercial and CRE loans at December 31, 2008 (dollars in thousands):

	One to five	More than
	Years	five years	Total
Fixed interest rate	$38,807	$46,121	$84,928
Variable interest rate	64,070	56,801	120,871
Total	$102,877	$102,922	$205,799

Non-refundable fees or costs associated with all loan originations are deferred.  Using the principal reduction method, the deferral is released as charges or credits to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar activities exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.

Loans available-for-sale

Generally, upon origination, certain residential mortgages are classified as AFS.  In the event market rates increase, fixed-rate loans and adjustable-rate loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage interest rate and prepayment risk, loans meeting these conditions may be classified as AFS.  The carrying value of loans AFS is at the lower of cost or estimated fair value.  If the fair values of loans AFS fall below their original cost, the difference is written down and charged to current earnings.  Any subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS at December 31, 2008 were $84,000 with a corresponding fair value of $85,000 compared to $827,000 and $843,000, respectively, at December 31, 2007.  During 2008, residential mortgages with principal balances of $46,969,000 were sold into the secondary market and recognized net gains of approximately $261,000.  Included in the sale was $28,103,000 of residential loans transferred from the loan and lease portfolio.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can continue the personal relationships they have established with their customers.  At December 31, 2008 and 2007, the servicing portfolio balance of sold residential mortgage loans was $95,856,000 and $61,023,000, respectively.

Allowance for loan losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses (the allowance) on a quarterly basis.  The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio.  Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans.  Those estimates may be susceptible to significant change.  The provision for loan losses represents the amount necessary to maintain an appropriate allowance.  Loan losses are charged directly against the allowance when loans are deemed to be uncollectible.  Recoveries from previously charged-off loans are added to the allowance when received.

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

Total charge-offs, net of recoveries, for the year ended December 31, 2008, were $1,019,000, compared to $560,000 in 2007. The majority of the increase occurred in the commercial portfolio and was attributable to non-performing loan dispositions and write-downs before transfers to ORE.

Combined consumer loan and lease financing net charge-offs increased from $237,000 at December 31, 2007 to $320,000 through December 31, 2008.  Commercial loan net charge-offs were $358,000 for the year 2007 compared to $654,000 for 2008.  Mortgage loans showed net Charge-offs of $45,000 in 2008 compared to net recoveries of $35,000 in 2007.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

For a further discussion of delinquencies and net charge-offs, see the section entitled “Non-performing assets.”  Additional discussion is in Note 1, “Nature of operations and summary of significant accounting policies — Allowance for loan losses,” and Note 4, “Loans and leases,” contained in the notes to consolidated financial statements, incorporated herein by reference.

Management believes that the current balance in the allowance for loan losses of $4,745,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but are inherent to the portfolio.  At December 31, 2008, management was unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.08% at December 31, 2008 compared to 1.13% at December 31, 2007.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2008		2007		2006		2005		2004

Balance at beginning of period	$4,824		$5,444		$5,985		$5,988		$4,997

Charge-offs:
Commercial and all other	733		376		661		1,077		775
Real estate	45		90		109		21		266
Consumer	351		256		285		288		480
Lease financing	—		—		—		8		85
Total	1,129		722		1,055		1,394		1,606

Recoveries:
Commercial and all other	79		18		64		395		226
Real estate	—		125		1		11		20
Consumer	31		19		124		155		178
Lease financing	—		—		—		—		23
Total	110		162		189		561		447
Net charge-offs	1,019		560		866		833		1,159
Provision (credit) for loan losses	940		(60)		325		830		2,150
Balance at end of period	$4,745		$4,824		$5,444		$5,985		$5,988

Net charge-offs to average net loans outstanding	0.24%		0.13%		0.21%		0.22%		0.30%
Allowance for loan losses to net charge-offs	4.66	x	8.62	x	6.29	x	7.18	x	5.17	x
Allowance for loan losses to total loans	1.08%		1.13%		1.29%		1.46%		1.54%
Loans 30 - 89 days past due and accruing	$1,858		$4,698		$2,571		$1,609		$4,317
Loans 90 days or more past due and accruing	$604		$26		$81		$197		$557
Non-accruing loans	$3,493		$3,811		$3,358		$9,453		$9,904
Allowance for loan losses to loans 90 days or more past due and accruing	7.85	x	189.41	x	67.54	x	30.39	x	10.75	x
Allowance for loan losses to non-accruing loans	1.36	x	1.27	x	1.62	x	0.63	x	0.60	x
Allowance for loan losses to non-performing loans	1.16	x	1.26	x	1.58	x	0.62	x	0.57	x
Average net loans	$416,438		$419,586		$412,523		$385,800		$381,366

The allowance for loan losses can generally absorb losses throughout the loan and lease portfolios.  However, in some instances an allocation is made for specific loans or groups of loans.  Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Company, as previously explained.  The changes in the allocations from year-to-year are based upon year-end reviews of the loan and lease portfolios.

Allocation of the allowance among major categories of loans for the past five years is summarized in the following table.  This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.  The portion of the allowance designated as unallocated is within the Company’s policy guidelines.

	2008	%	2007	%	2006	%	2005	%	2004	%
Category
Residential real estate	$710,981	15.0	$636,899	13.2	$578,117	10.6	$595,092	9.9	$451,349	7.5
Consumer	973,356	20.5	960,505	19.9	1,157,091	21.2	1,180,175	19.7	966,081	16.1
Commercial and commercial real estate	2,860,059	60.3	2,979,372	61.7	3,549,870	65.2	4,035,950	67.4	4,330,285	72.3
Direct financing leases	6,837	0.1	9,355	0.2	14,058	0.3	14,828	0.3	40,891	0.7
Real estate construction	67,141	1.4	52,634	1.1	59,617	1.1	59,953	1.0	46,465	0.8
Unallocated	126,860	2.7	185,636	3.9	85,550	1.6	98,651	1.7	152,727	2.6
Total	$4,745,234	100.0%	$4,824,401	100.0%	$5,444,303	100.0%	$5,984,649	100.0%	$5,987,798	100.0%

The allocation of the allowance for the commercial loan portfolio comprised 60%, or $2,860,000, of the total allowance for loan losses at December 31, 2008, of which approximately 10% is reserved for specifically identified non-performing commercial loan relationships.  Collateral values were prudently valued to provide a conservative and realistic value of the collateral supporting these loans.  The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of December 31, 2008, non-performing assets represented 0.96% of total assets compared to 0.67% at December 31, 2007.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Net loans, including loans available-for-sale	$436,291	$422,252	$417,321	$403,573	$382,123

Loans past due 90 days or more and accruing	$604	$26	$81	$197	$557
Non-accrual loans	3,493	3,811	3,358	9,453	9,904
Total non-performing loans	4,097	3,837	3,439	9,650	10,461
Restructured loans	—	—	—	—	—
Other real estate owned	1,451	107	197	—	163
Repossessed assets	—	—	—	19	50
Total non-performing assets	$5,548	$3,944	$3,636	$9,669	$10,674

Non-accrual loans to net loans	0.80%	0.90%	0.80%	2.34%	2.59%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	1.27%	0.93%	0.87%	2.40%	2.79%
Non-performing assets to total assets	0.96%	0.67%	0.65%	1.78%	1.99%
Non-performing loans to net loans	0.94%	0.91%	0.82%	2.39%	2.74%

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of non-performing assets for the period is attributed to non-accruing commercial business loans and non-accruing real estate loans in the process of foreclosure.  Most of these loans are collateralized, thereby mitigating the Company’s potential for loss.  In 2007, non-performing loans were $3,837,000 compared to $4,097,000 at year-end 2008.  There were no repossessed assets at December 31, 2008 or 2007.  ORE at December 31, 2008 consisted of four properties of which one had an agreement to sell pending at that time.  ORE at year-end 2007, consisted of one property which was subsequently sold.  The Special Assets Department had developed specific action plans for each of the Company’s non-performing loans.  During 2008, several of those plans were brought to a conclusion resulting in repayments of non-performing loans.  The non-accrual loans aggregated $3,493,000 at December 31, 2008, a reduction of $318,000 from year-end 2007.  During 2008, approximately $4,946,000 of loans were placed in non-accrual status.  These were partially offset by reductions or payoffs of $2,426,000, charge-offs of $916,000, $1,562,000 of transfers to ORE and $360,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $604,000 at December 31, 2008 compared to $26,000, at December 31, 2007.   The majority of the increase was attributable to one residential mortgage migrating to the over 90 day category.  Non-accrual loans were reduced by 8% to $3,493,000.  The ORE balance rose from $107,000 to $1,450,000.  This sizeable increase is a result of the collections process as the collateral securing non-accruing loans are taken in the foreclosure process.  These three items comprise the non-performing assets of $5,548,000 at December 31, 2008.  The percentage of non-performing assets to total assets was 0.96% at December 31, 2008, an increase from 0.67% at December 31, 2007, primarily due to the aforementioned ORE increase.  Non-performing loans to net loans were 0.94% at December 31, 2008, and 0.91% at December 31, 2007.  The 30-89 day past due loans at December 31, 2008 were $1,858,000 reduced from $4,698,000 at December 31, 2007.  Contributing to the reduction was the repayment of previously delinquent loans and others which had been brought current.

During the latter part of January 2009 the Company was notified by a customer of a significant adverse business event causing management to place the customer’s $3,300,000 loan relationship on non-accruing status.  Management does not expect this will have a material impact on income going forward.

Repossessed assets consist of previously financed vehicles held-for-sale.  Subsequent to the loan or lease maturity, the borrower or lessee defaulted on their contract and the Company repossessed the unit.  Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the allowance for loan losses.  The Company terminated its automobile leasing business in 2005.  There were no repossessed assets or restructured loans at December 31, 2007 or December 31, 2008.

Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  During 2008, the Company collected approximately $311,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2008 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $250,000 for the year ended December 31, 2008.

Bank premises and equipment, net

Net of accumulated depreciation and disposals, premises and equipment increased $3,091,000.  The Company purchased fixed assets or transferred assets from construction in process, a component of other assets in the consolidated balance sheet, of approximately $4,489,000 during 2008 compared to $3,293,000 in 2007.  The increase was principally from the construction and completion of the Company’s West Scranton branch expansion project.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $1,451,000 at December 31, 2008 consisting of four properties, one of which was under an agreement to be sold. The remaining three properties were listed for sale with a realtor.  The one ORE property which had been owned at year end December 31, 2007 was sold.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Other assets

Other assets more than doubled in 2008 to $8,930,000 compared to 2007.  The increase was caused predominately by the increase in the net deferred tax asst of  $4,046,000 as a result of additional unrealized losses in the securities AFS portfolio.  See Note 10, “Income Taxes,” for an analysis of the net deferred tax asset.  Also contributing to the increase in other assets was an increase in the fair value of the Company’s derivative contract which is more fully explained in Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s deposit and loan products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from the sales of loans and securities AFS, sales of other real estate (ORE) properties and from other-than-temporary impairment (OTTI) charges from investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

Overview

Net income for the year ended December 31, 2008 was $3,636,000, compared to $4,612,000 for the year ended December 31, 2007.  During the same periods, diluted earnings per common share was $1.76 and $2.23, respectively.  For the year ended December 31, 2008, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.62% and 6.81% compared to 0.80% and 8.65%, respectively, for the year ended December 31, 2007.  The current year included a non-operating, non-cash, after-tax charge of $288,000 related to an other-than-temporary impairment (OTTI) in the Company’s security AFS portfolio that did not occur in 2007.  In addition, during 2008, the Company recorded a provision for loan losses in the amount of $940,000 compared to a credit for loan losses of $60,000 in 2007.  The provision for loan losses in 2008 was recorded in anticipation of credit quality deterioration ensuing from accelerated declines in economic conditions during the fourth quarter of 2008, in addition to growth in the commercial loan portfolio.  Further contributing to the lower net income were lower non-interest interest income and higher non-interest expenses.  These items were partially offset by an improvement in net interest income of $1,658,000, or  9%, to $19,277,000 in 2008 compared to $17,619,000 in 2007.  The decline in ROA and ROE was caused by the decrease in net income.

The following table reconciles net income, as reported to pro forma net operating income for the years indicated:

	2008		2007
	Amount	Per share	Amount	Per share
Net income, as reported	$3,635,948	$1.76	$4,611,572	$2.23
OTTI	435,665	0.21	—	—
Tax effect	(148,126)	(0.07)	—	—
Net operating earnings	$3,923,487	$1.90	$4,611,572	$2.23

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2008, 2007 and 2006 (dollars in thousands):

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets

Interest-earning assets
Interest-bearing deposits	$233	$3	1.36%	$184	$9	4.81%	$240	$9	3.82%

Investments:
U.S. government agencies	49,034	2,576	5.25	34,682	1,724	4.97	43,299	1,795	4.15
Mortgage-backed securities	35,294	1,833	5.19	51,781	2,540	4.91	42,999	1,944	4.52
State and municipal	15,813	1,014	6.41	12,267	780	6.36	14,485	927	6.40
Other	25,967	1,252	4.82	17,487	1,175	6.72	14,536	946	6.50
Total investments	126,108	6,675	5.29	116,217	6,219	5.35	115,319	5,612	4.87

Loans:
Commercial	231,721	15,869	6.85	220,968	16,458	7.45	219,482	16,018	7.30
Consumer	71,089	4,872	6.85	68,395	4,625	6.76	65,011	4,200	6.46
Real estate	117,547	6,985	5.94	134,869	8,360	6.20	133,279	8,101	6.08
Direct financing leases	477	29	6.15	549	34	6.16	618	38	6.18
Total loans	420,834	27,755	6.60	424,781	29,477	6.94	418,390	28,357	6.78

Federal funds sold	3,342	91	2.73	1,948	103	5.28	2,479	123	4.97

Total interest-earning assets	550,517	34,524	6.27%	543,130	35,808	6.59%	536,428	34,101	6.36%

Non-interest earning assets	33,301			32,328			28,495

Total Assets	$583,818			$575,458			$564,923

Liabilities and shareholders’ equity

Interest-bearing liabilities
Deposits:
Savings	$38,425	$331	0.86%	$41,055	$511	1.24%	$46,422	$620	1.34%
NOW	59,130	616	1.04	67,489	1,837	2.72	69,138	1,880	2.72
MMDA	93,465	2,460	2.63	84,000	3,658	4.35	68,476	2,948	4.30
CDs < $100,000	98,410	4,052	4.12	94,420	4,173	4.42	87,345	3,235	3.70
CDs > $100,000	80,389	3,638	4.53	66,998	3,168	4.73	67,129	2,791	4.16
Clubs	1,764	21	1.19	1,908	23	1.21	1,750	19	1.08
Total deposits	371,583	11,118	2.99	355,870	13,370	3.76	340,260	11,493	3.38

Repurchase agreements	12,074	103	0.85	19,580	465	2.38	23,391	624	2.67

Borrowed funds	74,530	3,463	4.65	71,573	3,825	5.34	79,627	4,244	5.33

Total interest-bearing liabilities	458,187	14,684	3.20%	447,023	17,660	3.95%	443,278	16,361	3.69%

Non-interest bearing deposits	67,717			70,606			68,224

Non-interest bearing liabilities	4,503			4,499			3,771

Total liabilities	530,407			522,128			515,273

Shareholders’ equity	53,411			53,330			49,650

Total liabilities and shareholders’ equity	$583,818			$575,458			$564,923
Net interest income		$19,840			$18,148			$17,740

Net interest spread			3.07%			2.64%			2.67%

Net interest margin			3.60%			3.34%			3.31%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans AFS and non-accrual loans but exclude the allowance for loan losses.  Average balances are based on amortized cost and do not reflect unrealized gains or losses.  Net interest margin represents net interest income divided by total average interest-earning assets.

Changes in net interest income are a function of both changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities.  The following table presents the extent to which changes in interest rates and changes in volumes of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by the prior period rate), (2) the changes attributable to changes in interest rates (changes in rates multiplied by prior period volume) and (3) the net change.  The combined effect of changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.  Tax-exempt income was not converted to a tax-equivalent basis on the rate/volume analysis (dollars in thousands):

	Years ended December 31,
	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Mortgage	$(1,040)	$(336)	$(1,376)	$97	$163	$260
Commercial	766	(1,305)	(539)	108	318	426
Consumer	178	66	244	219	203	422
Total loans and leases	(96)	(1,575)	(1,671)	424	684	1,108
Investment securities, interest-bearing deposits and federal funds sold	564	(211)	353	14	628	642
Total interest income	468	(1,786)	(1,318)	438	1,312	1,750

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	611	(141)	470	(5)	382	377
Other	81	(2,803)	(2,722)	520	980	1,500
Total deposits	692	(2,944)	(2,252)	515	1,362	1,877
Other interest-bearing liabilities	(206)	(518)	(724)	(558)	(20)	(578)
Total interest expense	486	(3,462)	(2,976)	(43)	1,342	1,299
Net interest income	$(18)	$1,676	$1,658	$481	$(30)	$451

The slope of the yield curve has returned to a more normal, positive slope in 2008 compared to 2007, but at unprecedented low levels.  In several efforts to stimulate a recessing economy, the FOMC reduced short-term interest rates seven times during 2008, in intervals ranging from 25 to 75 basis points, sometimes occurring twice in a single month.  In response to these actions, the national prime rate also decreased during 2008.  National prime, the benchmark rate banks use to set rates on various lending and other interest sensitive products, decreased seven times for a total decrease of 400 basis points from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.  As a result of the short-term rate reductions, the yield curve has become positively sloped thereby resulting in opportunities for the Company to improve its net interest margin.  However, operating in a very low, highly volatile interest rate environment will also present challenges in the coming year.

While national prime decreased 400 basis points, the weighted-average national prime rate decreased to 5.09% in 2008 compared to 8.05% in 2007.  The effect of this average decrease has been to exert extreme downward pressure on yields of the Company’s interest-earning assets.  With rate cutting beginning in January 2008, this pressure existed with increasing momentum throughout all of 2008.  The Company was able to more than offset this pressure by periodically adjusting rates on its interest-bearing deposits.  In response to the swift downward shift in rates, the Company’s asset liability committee assessed, among other things,  the impact the interest rate movements have had on its earning assets.  Where necessary, rate adjustments to interest-bearing deposit and repurchase agreements were implemented and wholesale funding sources were utilized, all which helped minimize the effect rate changes  have had on net interest income.  The committee meets frequently and has successfully implemented rate setting strategies to mitigate the interest rate risk inherent in the balance sheet and has been able to preserve its net interest margin while always mindful of our customers’ needs.

As market rates fall along with national prime, loan originations, renewing commercial and residential loans and lines of credit should price below the average 2008 portfolio yields.  In addition, the decrease in the Treasury yields and other capital market rates, which largely began during the second half of 2008, could continue to have an unfavorable impact on the Company’s total 2009 investment portfolio yield.  The relative and predominantly lower interest rate environment of 2008 continued to have a negative impact on the Company’s interest-earning assets.  Total interest income declined 4%, or $1,318,000 from $35,279,000 in 2007 to $33,961,000in 2008 and further caused the tax-equivalent yield on earning assets to decrease 32 basis points.  The Company should continue to experience a period of sliding yields on its interest-earning assets during 2009, and in what appears to be a prolonged low interest rate environment.

Interest expense decreased $2,976,000, or 17%, from $17,660,000 in 2007 to $14,684,000 in 2008.  The fast-falling, lower interest rate environment that was prevalent throughout most of 2008, required the Company to periodically reduce offering rates on both  its deposit and repurchase agreement products.  Though the Company recorded a net increase in average interest-bearing liabilities, due to deposit growth, interest expense on deposits declined by almost $3,000,000 in 2008 compared to 2007 caused by a 77 basis point decline on rates paid.  The effect of the $15,713,000 increase in average interest-bearing deposits was an additional $692,000 in interest expense.  In an effort to maintain reasonable interest rate spreads to its earning-assets, throughout 2008 the Company’s asset / liability committee has reduced rates paid on CDs as well as rates paid on transactional deposits.  Rates on CD’s should naturally price lower as they mature. However, whether or not the Company can continue to reduce rates on transaction deposits that are currently priced at unprecedented low levels to maintain its interest rate spread will be predicated on the interest rate environment, liquidity position and competition.  Interest expense on borrowings, including repurchase agreements, declined $724,000 during 2008, mostly from lower rates.

The resulting performance of the mix of the Company’s interest-sensitive assets and liabilities and the varying effects the severity of the yield curve slope has had during 2008, net interest income increased $1,658,000, or 9%, from $17,619,000 in 2007 to $19,277,000 in 2008.  On a tax-equivalent basis, the net interest rate spread increased 43 basis points from 2.64% to 3.07% and the tax-equivalent margin improved 26 basis points, from 3.34% in 2007 to 3.60% in 2008, respectively.  The improvement in spread and margin were due largely to lower rates paid on interest-bearing liabilities and more net interest income.

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.  The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Company’s Special Asset Committee meets periodically to review problem loans and leases.  The committee is comprised of management, including the chief risk officer, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

•                  national and local economic trends and conditions; and

•                  changes in credit concentrations.

Provisions for loan losses of $940,000 were made for the year ended December 31, 2008.  In 2007, the Company did not need to make provisions and reduced the allowance for loan losses due to a reduced level of internally criticized and classified loans.  The $940,000 provision for loan losses was recorded for anticipated credit quality deterioration, ensuing from accelerated declines in economic conditions during the fourth quarter of 2008, together with providing for over $30 million of loan growth throughout 2008.  The provision increase occurred to reinforce and fund the allowance for loan losses balance as of December 31, 2008 to safeguard against possible future losses.  The allowance for loan losses was $4,745,000 at December 31, 2008, and was $4,824,000 at December 31, 2007.

Other income

For the year ended December 31, 2008, total other income was $4,578,000, $627,000, or 12% less than the $5,205,000 recorded during the year ended December 31, 2007.  In 2008, a non-cash OTTI charge of $436,000 was recorded.  There was no similar charge in 2007.  The OTTI charge is related to the Company’s investment in a pooled preferred term security and a common stock equity position in FNMA.  The carrying values of these securities were written down to their fair values during the third and fourth quarters as management has deemed the impairment to be other-than-temporary.  Service charges on deposit related accounts declined $106,000, or 4%, in 2008 compared to 2007.  Most of this decline was the result of lower volumes of overdraft transactions.  During 2008, the Company recorded net losses from the disposal of premises and equipment of $36,000 compared to net gains of $98,000 recorded in 2007, or an adverse impact of approximately $134,000.  The loss in 2008 was from the disposal of unused, obsolete capital equipment while in 2007 gains included the sales of two commercial facilities previously leased to non-related third parties.  Further contributing to the non-interest income decline in 2008 were the gains recorded form the sale of foreclosed properties in 2007 of $144,000 compared to $43,000 in 2008.  Partially offsetting these adverse changes in non-interest income were: $101,000 more gains from the sales of residential mortgages into the secondary market; fees earned from the Company’s trust services business and an increase in the cash surrender value of BOLI.

In 2009, the Company projects continued decline in service fees from deposit accounts, which in 2008 declined by nearly 4% from 2007, as the expectation there will be an even lower volume of overdraft transactions.  In the current environment, it is difficult to determine whether this trend will continue.

Other expenses

For the year ended December 31, 2008, other operating expenses grew $1,574,000, or 9%, from $16,637,000 for the year ended December 31, 2007.  Merit and performance-based incentive increases, branch expansion and the related employee benefits, health care, and wider participation in the Company’s 401(k) plan caused salaries and employee benefit costs to rise $1,164,000, or 13%, for the twelve months ended December 31, 2008 compared to the same period in 2007.  Higher occupancy related expenses, a component of premises and equipment, increased $95,000, or 3%, due to a full year of depreciation and amortization on the Green Ridge branch relocation and the 2008 opening of the West Scranton branch.  Branch expansion activities also included more advertising and marketing, up $33,000, or 5%, and other increased overhead including: office supplies, postage, data processing and FDIC premiums.  Other expenses also increased by higher collection and ORE expenses associated with more legal and foreclosure costs.

As the Company enters 2009, management expects certain expenses to rise over and above normal expected inflationary increases. In 2009, the West Scranton branch will reflect a full year of operational expenses.  For example occupancy related costs could amount to $230,000 more in 2009 than in 2008.  The Company’s FDIC premium, which grew 1.5 times the 2007 level, will significantly increase even further, by increased premiums and also from the Company’s decision to voluntarily participate in the Temporary Liquidity Guarantee Program (TLGP).  The Company anticipates up to $300,000 of additional premiums, but cannot quantify the effect of the TLGP premium impact as it will be determined by depositor sentiment for mitigating their personal risk.

In late February 2009, the FDIC voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009.  The Company anticipates that the special assessment will adversely affect earning by approximately $900,000 based on our current federally-insured deposit amounts.  Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter.  At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our 2009 earnings.

The ratio of non-interest expense less non-interest income (expense ratio) to average assets at December 31, 2008 and 2007 was 2.25% and 2.01%, respectively.  The overhead expense ratio of the Company drifted upward due to higher non-interest expenses.

Provision for income taxes

Income before provision for income taxes in 2008 decreased $1,543,000 from 2007.  The effective federal income tax rate was 22.7% and 26.2% for the years ending December 31, 2008 and 2007, respectively.  The decrease in the effective tax rate is attributable to the decrease in pre-tax income.

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

Deposits

Total deposits increased $15,373,000, or 4%, during 2007 to $425,708,000.  The growth in deposits was from increases in money market and certificate of deposit accounts of $15,533,000 and $24,389,000, or 21% and 16%, respectively, partially offset by declines in NOW, savings and DDAs of $10,427,000, $5,176,000 and $8,946,000, respectively.  Certificate of deposit accounts continued to grow as customers locked in rates during the declining interest rate environment.  The increase in money market accounts, net of the decline in savings and club accounts, was from success in our deposit-gathering strategies in conjunction with promotional interest rates tailored to depositors’ needs.  DDAs decreased 12% compared to December 31, 2006; however, management believed this outflow was related to customer transaction timing and therefore temporary rather than permanent.

Short-term borrowings

During 2007, repurchase agreements declined to $20,504,000 from $22,224,000 at December 31, 2006.  At December 31, 2007 and 2006, sweep accounts represented 62% and 70%, respectively, of total repurchase agreements.  Investment security pre-refunding strategies and late-year deposit outflow resulted in an increase in overnight borrowings of $8,555,000 as of December 31, 2007 compared to December 31, 2006.

Long-term debt

The weighted-average rate in effect on funds borrowed at December 31, 2007, was 5.26% compared to 5.15% as of December 31, 2006.  The 2007 weighted-average rate was 133 basis points below the tax-equivalent yield of 6.59% on average earning assets for the year ended December 31, 2007.  Rates on $42,000,000 of the total long-term advances are fixed but will adjust quarterly should market rates increase beyond the issues’ original or strike rates.  As of December 31, 2007, the weighted-average rate on this convertible debt was 5.35%.  To help reduce the Company’s reliance on overnight funding, during 2007 $16,000,000 of advances that had matured or converted, and carried a weighted-average interest rate of 4.78%, were replaced with fixed- and capped floating-rate advances.  The new advances  aggregated $20,000,000 that mature in 2009 and carried an initial weighted-average interest rate of 5.40%.  As of December 31, 2007, the weighted-average interest rate on these advances amounted to 5.13%.

Investments

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

In 2007, the Company originated $32,919,000 of commercial loans, $24,032,000 of residential mortgage loans and $28,062,000 of consumer loans.  This compares to $17,152,000, $21,431,000 and $29,565,000, respectively, in 2006.  Included in mortgage loans is $12,515,000 of real estate construction lines in 2007 and $11,111,000 in 2006.  In addition for 2007, the Company originated lines of credit in the amounts of $18,564,000 for commercial borrowers and $6,296,000 in home equity and other consumer lines of credit.

Though loan originations increased in 2007 compared to 2006, and despite operating in an overall higher interest rate environment, payoffs and pay-downs were high in 2007 almost offsetting the originations.  As a result, there was only a subtle increase in the loan portfolio.

Commercial and Commercial Real Estate Loans:

Though commercial and commercial real estate (CRE) originations were relatively strong, they were fully offset by scheduled principal curtailments and pre-payments, thereby resulting in a commercial loan decline of $2,155,000 to $216,058,000 from $218,213,000, or almost 1% during 2007.  The Company hired a new senior lender and had restructured its existing team of commercial loan officers to better serve our existing customer base and strategically penetrate the markets for new business relationships.

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

Loans available-for-sale

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

Non-performing assets

The majority of non-performing assets for the period was attributed to non-accruing commercial business loans and non-accruing real estate loans in the process of foreclosure.  Most of these loans were collateralized, thereby mitigating the Company’s potential for loss.  In 2006, non-performing loans were $3,439,000 compared to $3,837,000 at year-end 2007.  There were no repossessed assets at December 31, 2007 or 2006.  ORE at December 31, 2007 consisted of one property which had an agreement to sell pending.  At year-end 2006, five residential properties were owned, all of which were sold.  The Special Assets Department had developed specific action plans for each of the Company’s non-performing loans.  During 2007, many of those plans came to a conclusion resulting in repayments of non-performing loans.  The non-accrual loans aggregated $3,811,000 at December 31, 2007, an increase of $453,000 from year-end 2006.  During 2007 approximately $3,075,000 of loans were placed in non-accrual status.  These were partially offset by payoffs or pay-downs of $1,888,000, charge-offs of $236,000, $352,000 in transfers to ORE and $146,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing declined 68%, to $26,000, at December 31, 2007.  The non-accrual loans rose by 14 % to $3,811,000 and ORE declined by 46 % to $107,000.  These three items comprise the non-performing assets of $3,944,000.  The percentage of non-performing assets to total assets was 0.67% at December 31, 2007, a minor change from 0.65% at December 31, 2006.  Non-performing loans to net loans were 0.91% at December 31, 2007, and 0.82% at December 31, 2006.

During 2007, the Company collected $93,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2007 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $391,000 for the year ended December 31, 2007.

Bank premises and equipment, net

Net of accumulated depreciation and disposals, premises and equipment increased $1,640,467.  During 2007, the Company purchased or transferred from construction in process approximately $3,293,000 compared to $852,000 in 2006.  The increase was principally from the completion of the Company’s Green Ridge branch relocation construction project.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $107,000 at December 31, 2007 consisting of one property, the sale of which is pending.  The five residential properties which were owned at year end 2006 have all been sold.

Other assets

The decrease in other assets of $384,000, or 8%, from December 31, 2006 was due mostly to the reduction of capitalized interim construction costs for the Company’s branch expansion and other projects and a decrease in the net deferred tax asset, partially offset by an increase in the market value of the Company’s derivative contract.  See Note 10, “Income Taxes,” for an analysis of the net deferred tax asset.  For a further discussion on the Company’s derivative contract, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

Results of Operations

Earnings Summary

Net income for the year ended December 31, 2007 was $4,612,000, compared to $4,125,000 for the year ended December 31, 2006.  During the same periods, diluted earnings per common share was $2.23 and $2.01, respectively.  For the year ended December 31, 2007, the Company’s ROA and ROE were 0.80% and 8.65%, respectively, compared to 0.73% and 8.31% for the year ended December 31, 2006.  The improvement in net income was primarily from a 3%, or $451,000, increase in net interest income, a 15%, or $683,000, rise in non-interest income, partially offset be a 5%, or $758,000, increase in operating expenses.  Also contributing to the improvement was a credit for loan losses of $60,000 during the twelve months ended December 31, 2007 compared to a provision of $325,000 in 2006.  The improvement in ROA and ROE was largely due to the improvement in net income.

Net interest income

The slope of the yield curve, which became inverted, or negatively sloped in 2006, had returned to a more normal, positive slope in 2007.  An inverted yield curve presents challenges to banks because short-term rates are higher than long-term rates which tends to compress net interest income because deposit and borrowing terms are generally shorter than investment and loan terms.  The FOMC reduced short-term interest rates three times during the second half of 2007.  In response to these actions, national prime also decreased during 2007.  National prime also decreased three times for a total decrease of 100 basis points from 8.25% at December 31, 2006 to 7.25% at December 31, 2007.  As a result of the rate reductions, the yield curve had become more positively sloped thereby provided opportunities for the Company to bolster its net interest margin.

Though national prime decreased 100 basis points, the weighted-average national prime rate increased to 8.05% in 2007 compared to 7.96% in 2006.  This phenomenon was caused by the first rate reduction occurring well into the third quarter.  Thus, most of 2007 consisted of market rates that existed at the year-end 2006 level.  The effect of this average increase pressured rates paid on interest-bearing liabilities and was only marginally offset by the effect rates had on interest earning-assets.

As expected, the relative and predominantly higher interest rate environment during 2007 continued to have a positive influence on the Company’s interest-earning assets.  Total interest income increased 5%, from $33,530,000 in 2006 to $35,279,000 in 2007 and further, caused the tax-equivalent yield on earning assets to increase 23 basis points.  Interest expense increased $1,299,000, or 8%, from $16,361,000 in 2006 to $17,660,000 in 2007.  The cost of interest-bearing liabilities increased 26 basis points in 2007.  The higher interest rate environment that was prevalent throughout most of 2007, in conjunction with higher average interest-bearing deposit balances, necessitated the need for the Company to increase offering rates on its deposit products.  As a result, interest expense on deposits increased $1,877,000 during 2007, of which approximately $1,362,000 was caused by a 38 basis point rise in average rates.  Average balances in interest-bearing deposits increased by $15,610,000 during 2007, resulting in an additional $515,000 in expense.  Interest expense on borrowings, including repurchase agreements, declined $578,000 during 2007, due almost entirely to lower average balances.

As a result of the mix of the Company’s interest-sensitive assets and liabilities and the varying effects the slope of the interest rate yield curve has had during 2007, net interest income increased $451,000, or 3%, from $17,168,000 in 2006 to $17,619,000 in 2007.  On a tax-equivalent basis, the net interest rate spread declined 3 basis points from 2.67% to 2.64% and the tax-equivalent margin improved 3 basis points, from 3.31% in 2006 to 3.34% in 2007, respectively.  The decrease in spread was due to a larger increase in rates paid on interest-bearing liabilities than the increase in yields from interest-earning assets.  The margin improvement was from more net interest income in 2007 compared to 2006.

Provision for loan losses

A credit for loan losses of $60,000 was made to the allowance during 2007 compared to a provision for loan losses of $325,000 for the year ended December 31, 2006.  In 2007, the Company did not need to make provisions and reduced the allowance for loan losses due to a reduced level of internally criticized and classified loans.  These reductions occurred as a result of some adversely rated loans which were either upgraded in rating due to credit improvement or were repaid.  The allowance for loan losses was $4,824,000 at December 31, 2007, compared to $5,444,000 at December 31, 2006.  The reduced level of the allowance was due to the improved quality of the portfolio.

Other income

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

Other expense

For the twelve months ended December 31, 2007, other operating expenses were $16,637,000 compared to $15,878,000 for the twelve months ended December 31, 2006, a $758,000 or 5% increase.  Merit and performance-based incentive increases caused salary and employee benefit costs to rise $377,000, or 5%, for the twelve months ended December 31, 2007 compared to the same period in 2006.  Advertising and marketing related expenses were up $144,000, or 27%, due to activities associated with the grand opening and relocation project of Company’s Green Ridge branch office.  Other expenses increased $225,000, or 6%, in 2007 compared to 2006 caused by increased professional services, ATM expense and other branch related operating costs.

The expense ratio at December 31, 2007 and 2006 was 2.01% and 2.02%, respectively.  The overhead expense ratio of the Company remained comparable to the Uniform Bank Performance Report peer comparison group ratio.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with the overall interest rate management strategy.  These instruments involve, to a varying degree, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts.  Such instruments primarily include lending commitments, lease obligations and derivative instruments.  For a further discussion on the Company’s derivative instrument, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

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

The following table presents, as of December 31, 2008, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest (dollars in thousands):

		Over one	Over three
	One year	year through	years through	Over
	or less	three years	five years	five years	Total

Contractual obligations:
Certificates of deposit	$138,896	$29,544	$4,433	$808	$173,681
Long-term debt	10,000	21,000	5,000	16,000	52,000
Repurchase agreements	11,412	—	—	—	11,412
Operating leases	368	666	682	3,844	5,560

Significant commitments:
Letters of credit	2,053	1,190	—	725	3,968
Loan commitments*	25,613	—	—	—	25,613

Total	$188,342	$52,400	$10,115	$21,377	$272,234

*Available credit to borrowers in the amount of $68,379 is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of the Company’s financial condition and results of operations in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial businesses, most all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation as interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk weightings.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  Additional information with respect to capital requirements is contained in Note 14, “Regulatory matters,” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

In October 2008, the U.S. Department of Treasury (Treasury), the Board of Governors of the Federal Reserve System (FRB) and the FDIC issued a joint statement announcing  a voluntary capital purchase program where the Treasury will purchase senior preferred stock of certain financial institutions.  The Treasury had allocated $250 billion under the Troubled Asset Relief Program (TARP) created under the Economic Stabilization Act of 2008 (ESSA) to purchase senior preferred stock in banks through the Capital Purchase Program.  The Company received preliminary approval from the U.S. Treasury Department to participate in the TARP,  however because of the Company’s strong capital position, the Company has decided not to participate as the effect of accepting the program was determined to not be in the best interest of the Company’s shareholders.  At December 31, 2008, the Company’s total risk-based capital ratio was 13.6%, Tier 1 risk-based ratio was 12.6% and its leverage ratio was 9.9%.  The Company currently exceeds the regulatory guidelines with the Company’s capital adequacy levels above the “well-capitalized” regulatory requirements.

During the second quarter of 2008 the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment (DRP) plans and for general corporate purposes.  The repurchases will be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934.  Currently, the Company reacquired 12,255 shares, net of reissued shares to participants in the Company’s DRP, at a weighted-average cost of $28.70 per share.  For a further discussion about this program, see  “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases on Equity Securities,” above.

During the year-ended December 31, 2008, total shareholders’ equity decreased $6,231,000, or 11%, due principally from increased unrealized net losses in the securities AFS portfolio, the declaration of cash dividends and the repurchase of the Company’s capital stock (treasury stock).  Conversely, shareholders’ equity was enhanced by current year earnings, stock issued from the Company’s Employee Stock Purchase and Dividend Reinvestment Plans, and an increase in the intrinsic value of the Company’s cash flow hedge instrument.  The Company’s primary source of capital during the previous five years has been from the retention of equity in undistributed earnings of the Bank, as reflected below:

	Net	Cash dividends	Earnings
	Income	declared	Retained

2008	$3,635,948	$2,068,680	$1,567,268
2007	4,611,572	1,921,533	2,690,039
2006	4,125,283	1,801,361	2,323,922
2005	4,591,697	1,624,263	2,967,434
2004	3,364,474	1,610,423	1,754,051

At December 31, 2008, the Company reported a net unrealized loss of  $8,831,000 from the securities AFS portfolio compared to a net unrealized loss of $982,000 as of December 31, 2007, or nearly nine times greater at the end of 2008. The large decrease in 2008 was caused by a faltering economy which has created uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a momentous impact on the volatility in fair value estimates and determination for securities in banks investment portfolios.  Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.  Additional information with respect to the investment portfolio and a discussion on the related decline in fair value, is contained in Note 3, “Investment Securities,” within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.  During a declining interest rate environment, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in a period of rising interest rates, prepayment from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and mortgage-backed securities portfolio to decrease.  Deposit inflow may accelerate and be invested at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

During the year ended December 31, 2008, the Company generated approximately $2.4 million of cash.  During this period, the Company’s operations provided approximately $35.8 million primarily from the sales of mortgages AFS net of originations.  Included in these sales were approximately $28.1 million of residential mortgage loans that were transferred to the loan AFS portfolio.  This was partially offset by cash used for investing and financing of $33.4 million net, for loan growth, purchases of investment securities, facility expansion, the repayment of debt and shareholder dividends.  In addition to operations, the Company’s primary sources of funds used for investing and financing was from the proceeds from the sales, calls and maturities of investment securities and  from deposit generation.

As of December 31, 2008, the Company maintained $12,771,000 in cash and cash equivalents and $83,362,000 of investments and loans AFS.  In addition, as of December 31, 2008, the Company had approximately $117,348,000 available to borrow from the FHLB,  $19,700,000 available from other correspondent banks and $2,250,000 from the Discount Window from the Federal Reserve Bank of Philadelphia.  This combined total of $235,431,000 represented 41% of total assets at December 31, 2008.  Management believes this level of liquidity to be strong and adequate to support current operations.  For a discussion on the Company’s significant determinable contractual obligations and significant commitments, see “Off-balance sheet arrangements and contractual obligations,” above.  During the third quarter of 2008, the Company terminated its relationship with a correspondent bank, due to inactivity, that previously provided access to $10,000,000 of liquidity in the form of short-term overnight borrowings.  The Company is currently analyzing replacement correspondent banks to provide access to similar funding levels, if needed.  The termination of the relationship does not have a significant effect on the Company’s liquidity position.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system.  Among other things, this new program will provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions regardless of the dollar amount.  To protect its depositors, the Company is participating in the TLGP.  Under the TLGP, all depositors who hold funds in non-interest bearing accounts, or interest-bearing accounts with an interest rate of 0.50% or less, including the Lawyers Trust Accounts, will have a temporary unlimited guarantee from the FDIC until December 31, 2009.  The coverage of the TLGP is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insures accounts up to $250,000 until the end of 2009 unless extended.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2008 the Company maintained a one-year cumulative gap of positive $6.8 million, or 1.2%, of total assets.  The effect of this gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2008 (dollars in thousands):

	Three months or less	Three to twelve months	One to three years	Over three years	Total
Cash and cash equivalents	$176	$—	$—	$12,595	$12,771
Investment securities (1)(2)	41,429	30,169	6,517	10,854	88,969
Loans (2)	120,778	55,961	113,196	146,356	436,291
Fixed and other assets	—	8,808	—	28,880	37,688
Total assets	$162,383	$94,938	$119,713	$198,685	$575,719
Total cumulative assets	$162,383	$257,321	$377,034	$575,719

Non-interest-bearing transaction deposits (3)	$—	$7,146	$19,646	$44,651	$71,443
Interest-bearing transaction deposits (3)	56,325	—	50,504	81,363	188,192
Certificates of Deposit	33,464	105,430	29,597	5,186	173,677
Repurchase agreements	11,412	—	—	—	11,412
Short-term borrowings	26,718	—	—	—	26,718
Long-term debt	—	10,000	21,000	21,000	52,000
Other liabilities	—	—	—	3,316	3,316
Total liabilities	$127,919	$122,576	$120,747	$155,516	$526,758
Total cumulative liabilities	$127,919	$250,495	$371,242	$526,758

Interest sensitivity gap	$34,464	$(27,638)	$(1,034)	$43,169
Cumulative gap	$34,464	$6,826	$5,792	$48,961

Cumulative gap to total assets	6.0%	1.2%	1.0%	8.5%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

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

(3)

The Company’s demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.  The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2008 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2008 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	1.3%	5.1%
Net income	6.1	19.7

Economic value at risk:
Percent change in:
Economic value of equity	(7.8)	(8.3)
Economic value of equity as a percent of total assets	(0.6)	(0.7)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2008, the Company’s risk-based capital ratio was 13.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2009, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

Change in interest rates	Net interest income	$ variance	% variance

+200 basis points	$19,729	$259	1.3%
+100 basis points	19,791	321	1.6
Flat rate	19,470	—	—
-100 basis points	20,067	597	3.1
-200 basis points	20,454	984	5.1

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Company uses a third-party service to provide cash flow estimates in the various rate environments.  Savings, money market and interest-bearing checking accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Derivative Financial Instruments.  As part of the Company’s overall interest rate risk strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  In October 2006, the Company entered into an interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The purpose of the hedge is to help protect the Company’s interest income in the event interest rates decline below a pre-determined contractual interest rate.  The strategy is reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.  For a further discussion on the Company’s derivative contract, see Note 1, “Nature of operations and summary of significant accounting policies,” and Note 12, “Fair value of financial instruments and derivatives,” contained within the notes to consolidated financial statements in Part II, Item 8.

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

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

Future Outlook

Based upon the current uncertain economic outlook and inability to predict when and by how much interest rates will change and whether rates will continue to fall or rise, the Company recognizes that there are challenges ahead.  The Company is prepared to meet the challenges and effects of a volatile interest rate environment.  Management believes that a significant impact on earnings depends on its ability to react to changes in interest rates.

The Company will continue to monitor interest rate sensitivity of its interest-earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings.  The Company’s commitment to remain a community based organization is very strong.  Our intention is to recognize a steady disciplined growth in the loan portfolios while increasing our base of core deposits.  Review and implementation of policies and procedures along with adding innovative products and services will continue.  These steps are designed to provide the Company with stability and the means to provide customer service and increase shareholder value.

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Scranton, Pennsylvania

March 6, 2009

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31, 2008 and 2007

	2008	2007

Assets:
Cash and due from banks	$12,335,905	$10,204,714
Interest-bearing deposits with financial institutions	435,242	204,102

Total cash and cash equivalents	12,771,147	10,408,816

Available-for-sale securities	83,278,132	121,836,851
Held-to-maturity securities	909,447	1,147,309
Federal Home Loan Bank Stock	4,781,100	3,302,900
Loans and leases, net (allowance for loan losses of $4,745,234 in 2008; $4,824,401in 2007)	436,207,460	421,424,379
Loans available-for-sale (fair value $85,312 in 2008; $842,923 in 2007)	84,000	827,250
Bank premises and equipment, net	16,056,362	12,964,932
Cash surrender value of bank owned life insurance	8,807,784	8,488,663
Other assets	8,929,917	4,403,723
Accrued interest receivable	2,443,141	2,500,696
Foreclosed assets held-for-sale	1,450,507	107,036

Total assets	$575,718,997	$587,412,555

Liabilities:
Deposits:
Interest-bearing	$361,869,281	$360,912,740
Non-interest-bearing	71,442,651	64,795,621

Total deposits	433,311,932	425,708,361

Accrued interest payable and other liabilities	3,316,710	4,147,869
Short-term borrowings	38,129,704	39,656,354
Long-term debt	52,000,000	62,708,677

Total liabilities	526,758,346	532,221,261

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock, no par value (10,000,000 shares authorized; 2,075,182 shares issued and 2,062,927 shares outstanding in 2008; 2,072,929 shares issued and outstanding in 2007	19,410,306	19,223,363
Treasury stock, at cost (12,255 shares in 2008, none in 2007)	(351,665)	—
Retained earnings	38,126,250	36,564,157
Accumulated other comprehensive loss	(8,224,240)	(596,226)

Total shareholders’ equity	48,960,651	55,191,294

Total liabilities and shareholders’ equity	$575,718,997	$587,412,555

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest income:
Loans and leases:
Taxable	$27,194,191	$28,765,640	$27,681,779
Nontaxable	370,097	469,389	445,527
Interest-bearing deposits with financial institutions	3,173	8,865	9,166
Investment securities:
U.S. government agency and corporations	4,408,437	4,264,152	3,738,995
States and political subdivisions (nontaxable)	648,000	498,335	590,558
Other securities	1,246,403	1,170,063	940,467
Federal funds sold	91,133	102,913	123,218

Total interest income	33,961,434	35,279,357	33,529,710

Interest expense:
Deposits	11,118,194	13,369,992	11,492,827
Securities sold under repurchase agreements	102,577	465,391	623,902
Other short-term borrowings and other	276,407	504,972	377,958
Long-term debt	3,186,955	3,319,720	3,866,422

Total interest expense	14,684,133	17,660,075	16,361,109

Net interest income	19,277,301	17,619,282	17,168,601

Provision (credit) for loan losses	940,000	(60,000)	325,000

Net interest income after provision (credit) for loan losses	18,337,301	17,679,282	16,843,601

Other income:
Service charges on deposit accounts	2,901,156	3,007,365	2,631,859
Gain (loss) on sale or disposal of:
Loans	260,940	159,441	97,848
Investment securities	25,428	79	1,200
Premises and equipment	(35,658)	97,518	(19,654)
Foreclosed assets held-for-sale	43,199	143,559	(3,390)
Leased assets	—	—	15,154
Other-than-temporary impairment on securities	(435,665)	—	—
Fees and other service charges	1,818,901	1,797,253	1,799,121

Total other income	4,578,301	5,205,215	4,522,138

Other expenses:
Salaries and employee benefits	9,869,866	8,705,698	8,328,407
Premises and equipment	3,251,453	3,156,372	3,144,669
Advertising	717,685	684,732	540,543
Other	4,371,679	4,089,958	3,864,757

Total other expenses	18,210,683	16,636,760	15,878,376

Income before provision for income taxes	4,704,919	6,247,737	5,487,363

Provision for income taxes	1,068,971	1,636,165	1,362,080

Net income	$3,635,948	$4,611,572	$4,125,283

Per share data:
Net income—basic	$1.76	$2.23	$2.01
Net income—diluted	$1.76	$2.23	$2.01
Dividends	$1.00	$0.93	$0.88

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2008, 2007 and 2006

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2005	1,854,217	$10,594,901	—	$—	$39,363,461	$(1,112,333)	$48,846,029
Cumulative effect adjustments					(343,717)		(343,717)
Total comprehensive income:
Net income					4,125,283		4,125,283
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						146,624	146,624
Change in cash flow hedge intrinsic value						917	917
Comprehensive income							4,272,824
Issuance of common stock through Employee Stock Purchase Plan	1,571	48,151					48,151
Dividends reinvested through Dividend Reinvestment Plan	16,251	568,641					568,641
Stock-based compensation expense		28,744					28,744
Cash dividends declared					(1,801,361)		(1,801,361)
Stock dividend declared	185,394	7,462,100			(7,469,548)		(7,448)

Balance, December 31, 2006	2,057,433	18,702,537	—	—	33,874,118	(964,792)	51,611,863
Total comprehensive income:
Net income					4,611,572		4,611,572
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(16,258)	(16,258)
Change in cash flow hedge intrinsic value						384,824	384,824
Comprehensive income							4,980,138
Issuance of common stock through Employee Stock Purchase Plan	2,266	67,820					67,820
Dividends reinvested through Dividend Reinvestment Plan	13,230	437,145					437,145
Stock-based compensation expense		15,861					15,861
Cash dividends declared					(1,921,533)		(1,921,533)

Balance, December 31, 2007	2,072,929	19,223,363	—	—	36,564,157	(596,226)	55,191,294
Total comprehensive loss:
Net income					3,635,948		3,635,948
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(7,848,766)	(7,848,766)
Change in cash flow hedge intrinsic value						220,752	220,752
Comprehensive loss							(3,992,066)
Issuance of common stock through Employee Stock Purchase Plan	2,253	57,891					57,891
Dividends reinvested through Dividend Reinvestment Plan			2,745	78,770	(5,175)		73,595
Stock-based compensation expense		129,052					129,052
Purchase of treasury stock			(15,000)	(430,435)			(430,435)
Cash dividends declared					(2,068,680)		(2,068,680)
Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$3,635,948	$4,611,572	$4,125,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	611,429	1,130,274	1,349,990
Provision (credit) for loan losses	940,000	(60,000)	325,000
Deferred income tax (benefit) expense	(2,941)	78,838	(75,003)
Stock-based compensation expense	129,052	15,861	28,744
Loss from investment in limited partnership	80,400	80,400	80,000
Proceeds from sale of loans available-for-sale	47,230,437	16,399,530	12,573,745
Originations of loans available-for-sale	(14,754,219)	(16,945,339)	(12,169,313)
Increase in cash surrender value of life insurance	(319,121)	(310,702)	(286,063)
Net gain on sale of loans	(260,940)	(159,441)	(97,848)
Net gain on sale of investment securities	(25,428)	(79)	(1,200)
Net (gain) loss on sale of foreclosed assets held-for-sale	(43,199)	(143,559)	3,390
Net loss (gain) on disposal of equipment	35,658	(97,518)	19,654
Other-than-temporary impairment on securities	435,665	—	—
Change in:
Accrued interest receivable	48,394	1,880	(542,750)
Other assets	(1,122,487)	(8,933)	(385,141)
Accrued interest payable and other liabilities	(829,539)	(29,680)	922,747

Net cash provided by operating activities	35,789,109	4,563,104	5,871,235

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	237,303	421,096	424,880
Available-for-sale securities:
Proceeds from sales	48,402,457	3,818,914	19,554,141
Proceeds from maturities, calls and principal pay-downs	31,969,469	12,001,895	24,445,735
Purchases	(53,111,087)	(38,399,150)	(46,996,118)
Net (increase) decrease in FHLB stock	(1,478,200)	492,200	833,100
Net increase in loans and leases	(48,759,407)	(4,517,367)	(14,619,300)
Acquisition of bank premises and equipment	(3,950,934)	(2,939,866)	(1,723,928)
Proceeds from sale of bank premises and equipment	600	453,186	1,560
Proceeds from sale of foreclosed assets held-for-sale	262,406	584,088	55,890

Net cash used in investing activities	(26,427,393)	(28,085,004)	(18,024,040)

Cash flows from financing activities:
Net increase in deposits	7,603,571	15,373,765	30,835,955
Net (decrease) increase in short-term borrowings	(1,526,650)	6,000,204	4,883,153
Proceeds from long-term debt advances	—	20,000,000	16,000,000
Repayments of long-term debt	(10,708,677)	(19,827,533)	(37,167,978)
Proceeds from employee stock purchase plan	57,891	67,820	48,151
Dividends paid, net of dividends reinvested	(1,995,085)	(1,484,388)	(1,232,720)
Purchase of treasury stock	(430,435)	—	—
Cash payments in lieu of fractional shares on stock dividend	—	—	(7,448)

Net cash (used in) provided by financing activities	(6,999,385)	20,129,868	13,359,113

Net increase (decrease) in cash and cash equivalents	2,362,331	(3,392,032)	1,206,308

Cash and cash equivalents, beginning	10,408,816	13,800,848	12,594,540

Cash and cash equivalents, ending	$12,771,147	$10,408,816	$13,800,848

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair value pricing of the investment securities portfolio.  In connection with the determination of allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for properties.

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income, over the life of the related security as an adjustment to yield using the interest method.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have any investment securities held for trading purposes during 2008, 2007 or 2006.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value.  Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security as an adjustment to yield using the interest method.

Unrealized holding gains and losses on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized.  The net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income.  Gains and losses from sales of securities AFS are determined using the specific identification method.

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

LOANS AVAILABLE-FOR-SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Unrealized gains are recognized but only to the extent of previous write-downs.

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

BANK OWNED LIFE INSURANCE

The Company is the owner and sole beneficiary of bank owned life insurance (BOLI) policies on certain employees.  The earnings from the BOLI are recognized as a component of other income in the consolidated statements of income.  The BOLI is an asset that can be liquidated, if necessary, with tax costs associated.  However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

STOCK OPTIONS

The Company has two stock-based compensation plans, which are described more fully in Note 9.  The Company accounts for these plans under the recognition and measurement principles of SFAS No. 123R, Share-Based Payment, which requires the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and short-term instruments:  The carrying amounts of cash and short-term instruments approximate their fair value.

Securities:  With the exception of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Federal Home Loan Bank Stock is carried at cost, which approximates fair value.  The fair values of preferred term securities is determined based on a present value technique (income valuation) which is fully described in Note 3, “Security Investments.”

Loans receivable:  The fair value of all loans is estimated by the net present value of the future expected cash flows discounted at the current offering rates.

Loans available-for-sale:  For loans available-for-sale, the fair value is estimated using rates currently offered for similar loans and is typically obtained from the FNMA or the FHLB.

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

Derivative financial instruments:  The carrying amount of interest rate contracts are based on pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

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

For the years ended December 31, 2008, 2007, and 2006, the Company paid interest of $15,030,000, $18,306,000 and $15,318,000, respectively.  For the years ended December 31, 2008, 2007, and 2006, the Company paid income taxes of $1,250,000, $1,500,000 and $1,480,000, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $1,564,000, $352,000 and $258,000 in 2008, 2007, and 2006, respectively.  Transfers from loans to loans available-for-sale amounted to $28,103,000 in 2008.  There were no transfers from loans to loans available-for-sale in 2007 or 2006.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

	2008	2007	2006

Unrealized holding (losses) gains on available-for-sale securities	$(11,866,642)	$(24,554)	$223,358

Less reclassification adjustment for gains realized in income	(25,428)	(79)	(1,200)

Net unrealized (losses) gains	(11,892,070)	(24,633)	222,158

Tax effect	4,043,304	8,375	(75,534)

Net of tax amount	(7,848,766)	(16,258)	146,624

Change in cash flow hedge intrinsic value	220,752	384,824	917

Total	$(7,628,014)	$368,566	$147,541

The components of accumulated other comprehensive loss consisted of:

	2008	2007	2006

Unrealized holding losses on available-for-sale securities	$(8,830,733)	$(981,967)	$(965,709)

Cash flow hedge intrinsic value	606,493	385,741	917

Accumulated other comprehensive loss	$(8,224,240)	$(596,226)	$(964,792)

2.              CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2008 and 2007 were $594,000 and  $702,000, respectively.

Deposits with any one financial institution are insured up to $250,000.  From time-to-time, the Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.              INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2008 and 2007 are as follows (in thousands):

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$909	$31	$—	$940

Available-for-sale securities:
U.S. government agencies and corporations	$45,824	$134	$2,451	$43,507
Obligations of states and political subdivisions	18,009	97	553	17,553
Corporate bonds	21,415	—	11,155	10,260
Mortgage-backed securities	11,088	442	—	11,530

Total debt securities	96,336	673	14,159	82,850

Equity securities	322	122	16	428

Total available-for-sale securities	$96,658	$795	$14,175	$83,278

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$1,147	$33	$—	$1,180

Available-for-sale securities:
U.S. government agencies and corporations	$35,406	$101	$263	$35,244
Obligations of states and political subdivisions	12,127	63	57	12,133
Corporate bonds	17,532	—	1,197	16,335
Mortgage-backed securities	57,930	70	380	57,620

Total debt securities	122,995	234	1,897	121,332

Equity securities	329	183	7	505

Total available-for-sale securities	$123,324	$417	$1,904	$121,837

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

The amortized cost and fair value of debt securities at December 31, 2008 by contractual maturity are shown below (in thousands):

	Amortized cost	Fair value

Held-to-maturity securities:
Mortgage-backed securities	$909	$940

Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	10,649	10,706
Due after ten years	74,599	60,614

Total debt securities	85,248	71,320

Mortgage-backed securities	11,088	11,530

Total available-for-sale debt securities	$96,336	$82,850

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

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position at December 31, 2008 and 2007 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2008:

U.S. government agencies and corporations	$12,506	$1,878	$5,145	$573	$17,651	$2,451
Obligations of states and political subdivisions	8,154	496	1,455	57	9,609	553
Mortgage-backed securities	17	—	—	—	17	—
Corporate bonds	2,235	2,352	8,025	8,803	10,260	11,155

Subtotal, debt securities	22,912	4,726	14,625	9,433	37,537	14,159

Equity securities	—	—	60	16	60	16

Total temporarily impaired securities	$22,912	$4,726	$14,685	$9,449	$37,597	$14,175
Number of securities	20		22		42

December 31, 2007:

U.S. government agencies and corporations	$5,311	$126	$11,827	$137	$17,138	$263
Obligations of states and political subdivisions	5,177	55	204	2	5,381	57
Mortgage-backed securities	12,809	16	26,603	364	39,412	380
Corporate bonds	14,076	954	2,260	243	16,336	1,197

Subtotal, debt securities	37,373	1,151	40,894	746	78,267	1,897

Equity securities	69	7	—	—	69	7

Total temporarily impaired securities	$37,442	$1,158	$40,894	$746	$78,336	$1,904
Number of securities	33		22		55

As of December 31, 2008 the debt securities with unrealized losses have depreciated 27.4% compared to 2.4% at December 31, 2007.   Management believes that the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to recent debt market illiquid conditions and is not directly related to credit quality, which is consistent with its past experience.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Management performs a review of the investment portfolio quarterly to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment, if any, is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

During 2008, uncertainty in the financial markets increased the volatility in fair value estimates for the securities in our investment portfolio.  Compared to year-end 2007, the fair values of securities have declined.  Management believes these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

At December 31, 2008, the securities with the most significant reductions in fair value and associated estimated unrealized losses were in the Company’s corporate bond portfolio consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred term securities (preferred term securities) issued by banks, thrifts and insurance companies.

Except for preferred term securities, market values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the trust preferred term securities portfolio, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined that the market for these securities is currently inactive.

The Company owns 13 issues of preferred term securities.  The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which preferred term securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new preferred term securities have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.  Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•                  The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008,

•                  An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

•                  Our preferred term securities will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.  Our preferred term securities valuations were prepared by an independent third party.  Their approach to determining fair value involved the following:

•                  Data about the issue structure as defined in the indenture and the underlying collateral were collected.

•                  The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels and stressed to reflect the current environment),

•                  The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks),

•                  The loss given default was assumed to be 95%,

•                  The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities,

•                  The expected cash flows were discounted to calculate the present value of the security,

•                  The effective discount rates on an overall basis range from 5.04% to 14.19% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions,

•                  The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of December 31, 2008, the fair value of one preferred term security had declined $430,000 below its amortized cost and has deemed this security to be other-than-temporarily impaired.  Accordingly, this amount has been recorded as an impairment charge and is included as a component of other income in the consolidated income statements for the year ended December 31, 2008.  The market value of the Company’s investment in preferred term securities has declined by $9,958,000 since December 31, 2007.  The Company closely monitors the preferred term securities market and performs collateral sufficiency and cash flow analyses on at least a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and therefore require additional write-downs and corresponding other-than-temporary charges to current earnings.  In addition to the impairment charge on the preferred term securities portfolio, the Company had an equity position in FNMA common stock whose fair value declined below its cost basis by $6,000 and has also been deemed to be other-than-temporarily impaired and written down as of December 31, 2008.  There were no other-than-temporary impairment write-downs recorded in 2007 or 2006.

For a further discussion on the fair value of the Company’s financial instruments, see Note 12, “Fair value of financial instruments and derivatives.”

As of December 31, 2008, the AFS debt securities portfolio was carried at a net unrealized loss of $13,486,000 compared to a net unrealized loss of $1,663,000 at December 31, 2007.  Management believes the cause of the unrealized losses is related to changes in interest rates or the limited trading activity due to recent debt market illiquid conditions and is not directly related to credit quality, which is consistent with its past experience.  In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2008	2007	2006

Gross realized gain	$113,070	$18,853	$71,201
Gross realized loss	87,642	18,774	70,001
Net gain	$25,428	$79	$1,200

4.             LOANS AND LEASES

The major classifications of loans and leases at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Commercial and CRE	$245,479,992	$216,057,882
Residential real estate	98,510,562	116,978,378
Consumer	85,091,205	81,998,093
Real estate construction	11,426,978	10,703,249
Direct financing leases	443,957	511,178

Total	440,952,694	426,248,780

Less:
Allowance for loan losses	4,745,234	4,824,401

Loans and leases, net	$436,207,460	$421,424,379

Net deferred loan costs of $629,000 and $722,000 have been added to the carrying values of loans at December 31, 2008 and 2007, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheet.  The approximate amount of mortgages serviced amounted to $95,856,000 as of December 31, 2008 and $61,023,000 as of  December 31, 2007.

Information related to impaired and past due loans as of December 31 is as follows:

	2008	2007
At December 31:
Non-accrual loans	$3,493,169	$3,811,205
Other impaired loans	186,774	2,283,501
Total impaired loans	$3,679,943	$6,094,706

Amount of impaired loans that have a specific allowance	$2,571,851	$5,038,972
Amount of impaired loans with no specific allowance	1,108,092	1,055,734
Allowance for impaired loans	630,093	1,143,203

Accruing loans that are contractually past due as to principal or interest:
Past due 90 days or more	604,140	25,470
Past due 30-89 days	1,858,481	4,697,953

During the year ended December 31:
Average investment in impaired loans	4,372,742	5,214,365
Interest income recognized on impaired loans	327,063	109,889
Interest income recognized on impaired loans (cash basis)	310,899	93,426

Information related to the changes in the allowance for loan losses as of December 31 is as follows:

	2008	2007	2006

Balance, beginning	$4,824,401	$5,444,303	$5,984,649
Recoveries	109,703	161,861	189,668
Provision (credit) for loan losses	940,000	(60,000)	325,000
Losses charged to allowance	(1,128,870)	(721,763)	(1,055,014)

Balance, ending	$4,745,234	$4,824,401	$5,444,303

5.              BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Land	$2,072,048	$2,072,048
Bank premises	9,683,614	7,171,328
Furniture, fixtures and equipment	10,096,550	8,603,310
Leasehold improvements	4,820,202	5,102,308

Total	26,672,414	22,948,994

Less accumulated depreciation and amortization	10,616,052	9,984,062

Bank premises and equipment, net	$16,056,362	$12,964,932

Depreciation expense, which includes amortization of leasehold improvements, was $1,362,000, $1,297,000 and $1,191,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leases its Green Ridge, Scranton, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  Rental expense was $392,000 in 2008, $435,000 in 2007 and $428,000 in 2006.  In 2008, the Company closed its Pittston branch.  The future minimum rental payments at December 31, 2008 under these leases are as follows:

Year ending December 31	Amount

2009	$368,143
2010	331,927
2011	333,594
2012	339,665
2013	342,402
2014 and thereafter	3,844,309

Total	$5,560,040

6.              DEPOSITS

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

2009	$138,895,533	80.0%
2010	26,519,078	15.3
2011	3,024,673	1.7
2012	1,386,305	0.8
2013	3,047,070	1.8
2014 and thereafter	808,255	0.4

	$173,680,914	100.0%

Certificate of deposit accounts of $100,000 or more aggregated $74,250,000 and $80,857,000 at December 31, 2008 and 2007, respectively.  Certificate of deposit accounts of $250,000 or more aggregated $35,108,000 at December 31, 2008.

Investment securities with a fair value of $51,388,000 and letters of credit with a notional amount of $4,350,000 as of December 31, 2008 were pledged as collateral to secure public deposits and trust funds.

7.              SHORT-TERM BORROWINGS

Short-term borrowings are as follows at December 31, 2008, 2007 and 2006:

	2008	2007	2006

Overnight borrowings	$25,668,000	$18,950,000	$10,395,000
Securities sold under repurchase agreements	11,411,939	20,504,408	22,224,445
Demand note, U.S. Treasury	1,049,765	201,946	1,036,705
Total	$38,129,704	$39,656,354	$33,656,150

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Maximum outstanding at any month end	Average outstanding	Weighted- average rate during the year	Rate at year end

2008

Overnight borrowings	$29,960,000	$12,314,584	2.13%	0.62%
Repurchase agreements	17,210,316	12,074,345	0.85%	0.33%
Demand note, U.S. Treasury	1,049,765	509,715	1.85%	0.00%

Total	$48,220,081	$24,898,644

2007

Overnight borrowings	$30,795,000	$8,781,767	5.17%	4.24%
Repurchase agreements	21,678,303	19,579,632	2.38%	1.94%
Demand note, U.S. Treasury	1,057,677	523,018	6.19%	3.60%

Total	$53,530,980	$28,884,417

2006

Overnight borrowings	$13,308,000	$6,110,115	5.21%	5.36%
Repurchase agreements	24,917,518	23,390,881	2.67%	2.80%
Demand note, U.S. Treasury	1,081,822	500,907	6.11%	5.06%

Total	$39,307,340	$30,001,903

Overnight borrowings may include both Fed funds purchased with correspondent banks and open repurchase agreements with the FHLB.  Securities sold under agreements to repurchase (repurchase agreements) are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $11,866,000, $22,000,000 and $25,000,000 at December 31, 2008, 2007 and 2006, respectively.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2008, the Company had approximately $117,348,000 available to borrow from the FHLB, $19,700,000 from correspondent banks and approximately $2,250,000 that it could borrow at the Discount Window from the Federal Reserve Bank of Philadelphia.  There were no borrowings from the Federal Reserve Bank Discount Window at December 31, 2008, 2007 or 2006.

8.              LONG-TERM DEBT

Long-term debt consists of advances from the FHLB with interest rates ranging from 3.61% to 6.14% at December 31, 2008.  These advances are secured by unencumbered U.S. government agency securities, mortgage-backed securities, certain residential mortgages and other real estate collateralized loans with a combined fair value of $170,000,000 as of September 30, 2008 that was in effect as of December 31, 2008.

At December 31, 2008, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2009	$10,000,000	5.32%
2010	21,000,000	5.84
2013	5,000,000	3.61
2016	16,000,000	5.26

Total	$52,000,000	5.35%

Rates on $42,000,000 of convertible select FHLB advances are fixed but may adjust quarterly, should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties attached to the borrowings is a deterrent from paying off the high cost advances.  However, in the event underlying market rates rise above the rates currently paid on these borrowings, the FHLB rate will convert to floating and the Bank has the option at that time, to repay or to renegotiate the converted advance.  As of December 31, 2008 the weighted-average interest rate on these convertible select advances was 5.35% with maturity dates ranging from 2010 to 2016.

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

The Company has two stock-based compensation plans (the stock option plans).  The stock option plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees.  The Company believes that these stock option plans better align the interest of its directors, key officers and employees with the interest of its shareholders.  The Company further believes that the granting of share-based awards under the provisions of the stock option plans is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and employees.

The Company established the 2000 Independent Directors Stock Option Plan (the Directors Plan) and reserved 55,000 shares of its un-issued capital stock for issuance.  In the Directors Plan, no stock options were awarded during 2008 or 2006 and 17,500 options were awarded in 2007.  As of December 31, 2008, there were 30,150 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan (the Incentive Plan) and reserved 55,000 shares of its un-issued capital stock for issuance.  In 2007, the Incentive Plan was amended to provide that no qualified incentive stock options will be granted after the amendment date.  In the Incentive Plan as amended, key officers and certain other employees are eligible to be awarded non-qualified stock options to purchase the Company’s common stock at the fair market value on the date of grant.  During 2008, 2007 and 2006, 2,000 and 5,000 non-qualified options and 2,200 qualified options, respectively, were granted.  As of December 31, 2008, there were 12,830 unexercised stock options outstanding under this plan.

A summary of the status of the Company’s stock option plans as of December 31, 2008, December 31, 2007 and December 31, 2006 and changes during the periods is presented in the following table:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (yrs)

Outstanding and exercisable, December 31, 2005	20,130	$32.25	4.7
Granted	2,200	36.59
Exercised	—	—
Forfeited	(1,650)	33.07

Outstanding and exercisable, December 31, 2006	20,680	32.64	4.3
Granted	22,500	28.90
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable, December 31, 2007	43,180	30.69	6.8
Granted	2,000	26.90
Exercised	—	—
Forfeited	(2,200)	31.85

Outstanding, December 31, 2008	42,980	$30.46	6.1
Exercisable, December 31, 2008	42,980	$30.46

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $36.59.  Also in the above table, options that are fully vested are included in the amounts that are exercisable as of December 31, 2008.

As of December 31, 2008, 2007 and 2006, the intrinsic value (stock options with fair values that exceeded their exercise or strike price) aggregated $0 and $1,200 and $28,000, respectively.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges.  As such, the estimated fair value of options awarded under its stock option plans is determined, on the date of grant, using the Black-Scholes Option Pricing Valuation Model (the model).  For the options granted in 2008, 2007 and 2006, the model incorporated the following assumptions:

	2008		2007		2006
Expected volatility	26.31%		25.36%		16.00%
Expected dividend	3.72%		3.46%		2.41%
Risk-free interest rate	2.77%		3.57%		4.35%
Expected term	5.25	years	5.25	years	5.25	years

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

The following tables illustrate stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 and the unrecognized stock-based compensation expense as of December 31 of the same years.

Stock-based compensation expense is a component of salaries and employee benefits in the consolidated income statements.

	2008	2007	2006
Stock-based compensation expense:
Director’s Plan	$90,550	$6,925	$—
Incentive Plan	35,562	1,978	13,662
Total	$126,112	$8,903	$13,662

	2008	2007	2006
Unrecognized stock-based compensation expense:
Director’s Plan	$—	$90,550	$—
Incentive Plan	—	25,872	—
Total	$—	$116,422	$—

The following table summarizes the per share weighted-average fair value of options granted:

	2008		2007		2006
	Options granted	Weighted- average grant date fair value	Options granted	Weighted- average grant date fair value	Options granted	Weighted- average grant date fair value
Director’s Plan	—	$—	17,500	$5.57	—	$—
Incentive Plan	2,000	4.85	5,000	5.57	2,200	6.21
Total	2,000	$4.85	22,500	$5.57	2,200	$6.21

As of December 31, 2008, there were no unvested options compared to 22,500 unvested options with a grant-date weighted-average fair value of $5.57 per share as of December 31, 2007.

In addition to the two stock option plans, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees have automatic payroll withholding purchase the Company’s capital stock at a discounted price based at the fair market value of the capital stock on either the commencement date or termination date.  At December 31, 2008, 10,570 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of SFAS 123R.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the year ended December 31, 2008, 2007 and 2006, compensation expense related to the ESPP approximated $3,000, $7,000 and $15,000, respectively and is included as a component of salaries and employee benefits in the consolidated income statements.  For the year ended December 31, 2009, the Company expects to issue approximately 1,700 shares and recognize compensation expense of $5,000.

The Company also established the dividend reinvestment plan (DRP) for its shareholders.  The plan is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received are used to purchase shares either directly from the Company, from shares that become available in the open market or from the Company’s previously acquired treasury stock.  The Company has reserved 110,000 shares of its un-issued capital stock for issuance under the DRP.  Reserved shares under the DRP are issued at fair value as of the dividend payment date.  As of  December 31, 2008, there are 29,330 shares are available for future issuance.

10.       INCOME TAXES

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) during the first quarter of 2007 and has evaluated its material tax positions as of December 31, 2008 and 2007.  The adoption of FIN 48 had no effect on its consolidated financial statements.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2008, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2008, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, as of December 31, 2008, there were no penalties and interest recognized in the consolidated statements of income as a result of the adoption of FIN 48, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the Internal Revenue Service are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2005, 2006 or 2007.  The Company has not yet filed its income tax return for the year ended December 31, 2008.

The following temporary differences gave rise to the deferred tax asset (liability) at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,613,380	$1,640,296
Unrealized losses on available-for-sale securities	4,549,165	505,861
Deferred interest from non-accrual loans	269,278	297,482
Other-than-temporary impairment on available-for-sale securities	148,126	—
Stock-based compensation	45,905	3,027
Deferred compensation	—	24,479
Retirement settlement reserve	32,365	39,714
Other	121,013	108,201

Total	6,779,232	2,619,060

Deferred tax liabilities:
Depreciation	(272,108)	(251,475)
Loan fees and costs	(510,858)	(469,892)
Other	(160,496)	(108,168)

Total	(943,462)	(829,535)

Deferred tax asset, net	$5,835,770	$1,789,525

The provision for income taxes for the years ended December 31 are as follows:

	2008	2007	2006

Current	$1,071,912	$1,557,327	$1,437,083
Deferred	(2,941)	78,838	(75,003)

Total provision	$1,068,971	$1,636,165	$1,362,080

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2008	2007	2006

Expected provision at the statutory rate	$1,599,672	$2,124,231	$1,865,703
Tax-exempt income	(371,360)	(348,903)	(376,906)
Nondeductible interest expense	41,542	47,385	54,670
Bank owned life insurance	(108,501)	(105,639)	(97,261)
Nondeductible other expenses and other, net	25,319	36,792	33,575
Low income housing tax credits	(117,701)	(117,701)	(117,701)

Actual provision for income taxes	$1,068,971	$1,636,165	$1,362,080

11.       RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan were approximately $351,000 in 2008, $292,000 in 2007 and $242,000 in 2006.

12.       FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of December 31 (in thousands):

	2008		2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets:
Cash and cash equivalents	$12,771	$12,771	$10,409	$10,409
Held-to-maturity securities	910	940	1,147	1,180
Available-for-sale securities	83,278	83,278	121,837	121,837
FHLB Stock	4,781	4,781	3,303	3,303
Loans and leases	436,207	438,838	421,424	423,219
Loans available-for-sale	84	85	827	843
Accrued interest	2,443	2,443	2,501	2,501

Financial liabilities:
Deposit liabilities	433,312	436,011	425,708	426,357
Short-term borrowings	38,130	38,130	39,656	39,656
Long-term debt	52,000	57,230	62,709	65,514
Accrued interest	1,390	1,390	1,736	1,736

On-balance sheet derivative instrument:
Cash flow hedge	636	636	441	441

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on our own assumptions to measure assets and liabilities at fair value.  Level 3 pricing for securities may also include unobservable inputs based upon broker-traded transactions.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The adoption of this statement had no effect on the Company’s financial condition, results of operations and cash flows.

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

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels (in thousands):

	Fair value measurement at December 31, 2008
	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

Available-for-sale securities	$83,278	$428	$72,590	$10,260
Loans available-for-sale	84	—	84	—
Derivative instrument	636	—	636	—

Total	$83,998	$428	$73,310	$10,260

Equity securities in the available-for-sale securities portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, all other debt securities in the available-for-sale securities portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The Company’s investment grade preferred term securities, classified under corporate bonds, include both observable and unobservable inputs to determine fair value as described above and, therefore, are considered Level 3 inputs.  Once the market activity, including new issues, begins to occur, and the unobservable subjective inputs are replaced by market activity, these securities may be transferred out of Level 3 into a Level 2 classification by management.  For a further discussion on the fair value determination of the Company’s preferred term securities, see Note 3, “Investment Securities.”  Loans available-for-sale are measured at fair value from quotes received through secondary market sources, i.e., FNMA or FHLB, who provide pricing for similar assets with similar terms in actively traded markets.  The derivative instrument, included in other assets, is measured at fair value from pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the year ended December 31, 2008 (in thousands):

Balance at beginning of period	$16,335

Realized / unrealized gains losses:
In earnings	(430)
In comprehensive income	(9,958)
Purchases, sales, issuances and settlements, amortization and accretion, net	4,313

Transfers into (out of) Level 3	—
Balance at end of period	$10,260

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (in thousands):

	Fair value measurement at December 31, 2008
	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

Impaired loans	$1,942	$12	$1,136	$794

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs.  In cases where valuation techniques included inputs that are unobservable or are based on estimates and assumptions developed by management, with significant adjustments from the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to interest rate risk.  Interest rate risk includes the possibility that the Company’s net interest income will be adversely affected as a result of changes in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate floors.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

As of December 31, 2008 and 2007, the notional amount and estimated fair values of the Company’s financial instruments with off-balance sheet risk were as follows (in thousands):

	2008		2007
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance sheet financial instruments:
Commitments to extend credit	$93,992	$93,992	$83,379	$83,379
Standby letters of credit	3,968	3,968	5,950	5,950
Cash flow hedge	20,000	636	20,000	441

In the above table, the estimated fair value of the cash flow hedge is an on-balance sheet item included as a component of other assets in the consolidated balance sheets.

Commitments to Extend Credit and Standby Letters of Credit

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The following table summarizes outstanding financial letters of credit as of December 31, 2008 (in thousands):

	Less than	One to five	Over five
	one year	years	years	Total
Secured by:
Collateral	$1,938	$1,000	$725	$3,663
Bank lines of credit	44	95	—	139

	1,982	1,095	725	3,802

Unsecured	71	95	—	166

Total	$2,053	$1,190	$725	$3,968

The Company has not incurred any losses on its commitments in 2008, 2007 or 2006.

Interest Rate Floors, Caps and Swaps

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately $221,000 in 2008, $385,000 in 2007 and $900 in 2006 is recorded as a component of OCI in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $25,000, $169,000 and $22,000 for the years ended December 31, 2008, 2007 and 2006 respectively, is recorded in the consolidated income statements as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of December 31, 2008, 2007 and 2006.  As of December 31, 2008, the Company does not expect to reclassify any amount from OCI to earnings over the next twelve months and no hedge has been discontinued.  As of December 31, 2008 and 2007, the fair value of the derivative contract approximated $636,000 and $441,000, respectively, and is recorded as a component of other assets in the consolidated balance sheets.

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

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Basic EPS:

Net income available to common shareholders	$3,635,948	$4,611,572	$4,125,283

Weighted-average common shares outstanding	2,068,851	2,066,683	2,047,975

Basic EPS	$1.76	$2.23	$2.01

Diluted EPS:

Net income available to common shareholders	$3,635,948	$4,611,572	$4,125,283

Weighted-average common shares outstanding	2,068,851	2,066,683	2,047,975
Diluted potential common shares	20	386	1,172
Weighted-average common shares and dilutive potential shares outstanding	2,068,871	2,067,069	2,049,147

Diluted EPS	$1.76	$2.23	$2.01

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2008 or 2007.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$61,929,662	13.6%	≥$36,323,088	≥8.0%	N/A	N/A
Bank	$61,552,250	13.6%	≥$36,313,495	≥8.0%	≥$45,391,868	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$57,136,680	12.6%	≥$18,161,544	≥4.0%	N/A	N/A
Bank	$56,806,892	12.5%	≥$18,156,747	≥4.0%	≥$27,235,121	≥6.0%

Tier I capital (to average assets)
Consolidated	$57,136,680	10.0%	≥$22,934,915	≥4.0%	N/A	N/A
Bank	$56,806,892	9.9%	≥$22,918,851	≥4.0%	≥$28,648,563	≥5.0%

As of December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated	$60,657,888	13.6%	≥$35,593,844	≥8.0%	N/A	N/A
Bank	$60,313,618	13.6%	≥$35,587,244	≥8.0%	≥$44,484,055	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$55,754,463	12.5%	≥$17,796,922	≥4.0%	N/A	N/A
Bank	$55,485,085	12.5%	≥$17,793,622	≥4.0%	≥$26,690,433	≥6.0%

Tier I capital (to average assets)
Consolidated	$55,754,463	9.5%	≥$23,573,565	≥4.0%	N/A	N/A
Bank	$55,485,085	9.4%	≥$23,557,576	≥4.0%	≥$29,446,969	≥5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $48,057,000 at December 31, 2008.  However, such dividends are limited due to the capital requirements discussed above.

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

	2008	2007	2006

Balance, beginning	$7,665,710	$9,028,873	$9,165,554
Adjustments for loans to individuals no longer officers, directors, associates or greater than 5% shareholders	—	(1,254,485)	—
Additions	1,696,194	1,261,950	1,600,137
Collections	(1,308,300)	(1,370,628)	(1,736,818)

Balance, ending	$8,053,604	$7,665,710	$9,028,873

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2007	2006	2005

Number of persons	2	2	2

Balance, beginning	$7,196,079	$7,349,167	$7,446,933
Additions	1,090,044	793,049	2,312,295
Collections	(707,961)	(946,137)	(1,203,870)
Prior loan balances no longer exceeding threshold	—	—	(1,206,191)

Balance, ending	$7,578,162	$7,196,079	$7,349,167

As of December 31, 2008, 2007 and 2006, deposits from executive officers, directors and associates of such persons approximated $9,000,000, $8,100,000 and $7,876,000, respectively.

16.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

2008	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$8,745	$8,613	$8,419	$8,184	$33,961
Interest expense	(4,198)	(3,670)	(3,540)	(3,276)	(14,684)

Net interest income	4,547	4,943	4,879	4,908	19,277
Provision for loan losses	—	(125)	(130)	(685)	(940)
Gain on sale of investment securities	1	7	17	—	25
Other-than-temporary impairment	—	—	(403)	(33)	(436)
Other income	1,295	1,259	1,231	1,204	4,989
Other expenses	(4,393)	(4,445)	(4,673)	(4,699)	(18,210)

Income before income taxes	1,450	1,639	921	695	4,705
Provision for income taxes	(361)	(435)	(180)	(93)	(1,069)

Net income	$1,089	$1,204	$741	$602	$3,636

Net income per share	$0.52	$0.59	$0.35	$0.30	$1.76

2007	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$8,632	$8,684	$8,892	$9,071	$35,279
Interest expense	(4,328)	(4,362)	(4,470)	(4,500)	(17,660)

Net interest income	4,304	4,322	4,422	4,571	17,619
Credit for loan losses	—	—	60	—	60
Other income	1,214	1,329	1,309	1,354	5,206
Other expenses	(4,113)	(4,087)	(4,189)	(4,248)	(16,637)

Income before income taxes	1,405	1,564	1,602	1,677	6,248
Provision for income taxes	(361)	(405)	(424)	(446)	(1,636)

Net income	$1,044	$1,159	$1,178	$1,231	$4,612

Net income per share	$0.51	$0.56	$0.57	$0.59	$2.23

2006	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Interest income	$7,893	$8,371	$8,595	$8,671	$33,530
Interest expense	(3,663)	(4,106)	(4,281)	(4,311)	(16,361)

Net interest income	4,230	4,265	4,314	4,360	17,169
Provision for loan losses	(75)	(175)	(75)	—	(325)
Gain on sale of investment securities	—	—	—	1	1
Other income	1,129	1,084	1,136	1,172	4,521
Other expenses	(3,923)	(3,948)	(3,996)	(4,012)	(15,879)

Income before income taxes	1,361	1,226	1,379	1,521	5,487
Provision for income taxes	(329)	(288)	(349)	(396)	(1,362)

Net income	$1,032	$938	$1,030	$1,125	$4,125

Net income per share	$0.51	$0.45	$0.51	$0.54	$2.01

17.       CONTINGENCIES

The nature of the Company’s business generates litigation involving matters arising in the ordinary course of business.  However, in the opinion of management of the Company after consulting with the Company’s legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s shareholders’ equity or results of operations.  No legal proceedings are pending other than ordinary routine litigation incident to the business of the Company and the Bank.  In addition, to management’s knowledge, no government authorities have initiated or contemplated any material legal actions against the Company or the Bank.

18.        RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities, (FSP EITF 03-6-1).  The FASB determined in FSP EITF 03-6-1, that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities and shall be included in the computation of earning per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt FSP EITF 03-6-1 at the beginning of 2009 as required, with no expected impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB 157, (FSP 157-2) which delays the effective date of FAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP 157-2 are effective for the Company on January 1, 2009.  The Company is currently evaluating the impact that the adoption of FAS 157, as it pertains to nonfinancial assets and nonfinancial liabilities, will have on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies how management’s internal assumptions and observable market information should be considered when measuring fair value in an inactive market and how market quotes should be considered when assessing the relevance of observable available data in measuring fair value.  The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1).  While FSP EITF 99-20-1 retains fair value as the measurement attribute for those other-than-temporarily impaired beneficial interests, the Company is not permitted to use market participant assumptions regarding future cash flows to assess other-than-temporary impairment.  FSP EITF 99-20-1 requires the Company to update our interest income recognition any time it is probable that there is a favorable change in the estimated cash flows or an adverse change in estimated cash flows resulting in an other-than-temporary impairment.  FSP EITF 99-20-1 would be applied prospectively to interim and annual reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 will not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-6, Equity Method Investment Accounting Considerations (Issue 08-6).  Under Issue 08-6, an entity shall measure its equity method investment initially at cost in accordance with Financial Accounting Standard (FAS) 141(R), Business Combinations.  Any other-than-temporary impairment of an equity method investment should be recognized in accordance with Accounting Principal Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock.  An equity method investor shall not separately test an investee’s underlying assets for impairment.  Share issuance by an investee shall be accounted for as if the equity method investor had sold a proportionate share of its investment, with gain or loss recognized in earnings.  Issue 08-6 is effective for the Company  on January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

19.       PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (in thousands):

Condensed Balance Sheets

	December 31,
	2008	2007

Assets:
Cash	$2	$2
Investment in subsidiary	48,561	54,812
Securities available-for-sale	428	489
Other assets	10	—

Total	$49,001	$55,303

Liabilities and shareholders’ equity:
Liabilities	$40	$112
Shareholders’ equity	48,961	55,191

Total	$49,001	$55,303

Condensed Income Statements

	Years ended December 31,
	2008	2007	2006

Income:
Equity in undistributed earnings of subsidiary	$1,337	$3,163	$2,972
Dividends from subsidiary	2,580	1,613	1,253
Other income	16	13	14

Total income	3,933	4,789	4,239

Operating expenses	446	267	163

Income before income taxes	3,487	4,522	4,076

Credit for income taxes	149	90	49

Net income	$3,636	$4,612	$4,125

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$3,636	$4,612	$4,125
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(3,917)	(4,777)	(4,225)
Stock-based compensation expense	129	16	29
Deferred income tax benefit	(17)	(3)	—
Changes in other assets and liabilities, net	(43)	(10)	19

Net cash used in operating activities	(212)	(162)	(52)

Cash flows provided by investing activities:
Dividends received from subsidiary	2,580	1,613	1,253
Purchases of securities available for sale	—	(50)	—

Net cash provided by investing activities	2,580	1,563	1,253

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,995)	(1,484)	(1,240)
Purchase of treasury stock	(430)	—	—
Withholdings to purchase capital stock	57	68	48

Net cash used in financing activities	(2,368)	(1,416)	(1,192)

Net (decrease) increase in cash	—	(15)	9

Cash, beginning	2	17	8

Cash, ending	$2	$2	$17

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T):   CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  In addition, the SEC has extended the deadline for non-accelerated filers, such as the Company, for an auditor attestation on internal control over financial reporting to fiscal years ending after December 15, 2009.  Furthermore, the Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B:                   OTHER INFORMATION

None.

PART III

Item 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Items 401 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC.

Code of Ethics

The Company adopted a written code of ethics that applies to our directors, officers and employees, including our chief executive officer and chief financial officer, which is available on our website at http://www.bankatfidelity.com through the Investor Relations link and then under the heading “Governance Documents.”  In addition, copies of our code of ethics will be provided to shareholders upon written request to Fidelity D & D Bancorp, Inc., Blakely and Drinker Streets, Dunmore, PA 18512 at no charge.

Item 11:  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders to be filed with the SEC.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders to be filed with the SEC.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Footnote No. 15 “Related Part Transactions,” of

Part II, Item 8 “Financial Statements and Supplementary Data,” and is also incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders to be filed with the SEC.

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

*10.3 Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001, by Post-Effective Amendment No. 2 on July 7, 2005 and by Registration Statement No.  333-152806 on Form S-3 filed on August 6, 2008.

*10.4 Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.6 Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.8 Registrant’s 2002 Employee Stock Purchase Plan.  Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.

*10.9 Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

*10.10 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

*10.11 Change of Control Agreements with  Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*10.12 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*10.13 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*10.14 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

11 Statement regarding computation of earnings per share.  Included herein in Note 13 “Earnings per Share,” contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2008 Annual Report to Shareholders filed with the SEC on Form ARS.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 6, 2009	By:	/s/ STEVEN C. ACKMANN
Steven C. Ackmann,
President and Chief Executive Officer

Date: March 6, 2009	By:	/s/ SALVATORE R. DEFRANCESCO, JR.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ STEVEN C. ACKMANN	March 6, 2009
Steven C. Ackmann, President and
Chief Executive Officer

By:	/s/ SALVATORE R. DEFRANCESCO, JR.	March 6, 2009
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ SAMUEL C. CALI	March 6, 2009
Samuel C. Cali, Chairman Emeritus
and Director

By:	/s/ PATRICK J. DEMPSEY	March 6, 2009
Patrick J. Dempsey, Chairman
of the Board of Directors and Director

By:	/s/ JOHN T. COGNETTI	March 6, 2009
John T. Cognetti, Secretary and Director

By:	/s/ MICHAEL J. MCDONALD	March 6, 2009
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ DAVID L. TRESSLER	March 6, 2009
David L. Tressler, Director

By:	/s/ MARY E. MCDONALD	March 6, 2009
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ BRIAN J. CALI	March 6, 2009
Brian J. Cali, Director

Exhibit Index	Page

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

*

10.3 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001, by Post-Effective Amendment No. 2 on July 7, 2005 and by Registration Statement No.  333-152806 on Form S-3 filed on August 6, 2008.

*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.	*

10.9 Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated July 30, 2004. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2004.

*

10.10 Amendment to the Complete Settlement Agreement and General Release between Michael F. Marranca, Registrant and The Fidelity Deposit and Discount Bank, dated November 4, 2005. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2005.

*

10.11 Change of Control Agreements with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*

10.12 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*

10.13 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*

10.14 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	74

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	15

13 Annual Report to Shareholders. Incorporated by reference to the 2008 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	89

23 Consent of Independent Registered Public Accounting Firm.	90

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	91

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	92

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	93

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94

*Incorporated by Reference