Form 10-Q
period 2009-03-31
FIDELITY D & D BANCORP INC
filed 2009-05-11
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:	IRS EMPLOYER IDENTIFICATION NO:
PENNSYLVANIA	23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at April 30, 2009, the latest practicable date, was 2,072,085 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2009

PART I — Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Assets:
Cash and due from banks	$9,467,907	$12,335,905
Federal funds sold	11,268,000	—
Interest-bearing deposits with financial institutions	64,825	435,242

Total cash and cash equivalents	20,800,732	12,771,147

Available-for-sale securities	78,067,789	83,278,132
Held-to-maturity securities	881,714	909,447
Federal Home Loan Bank Stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of $5,097,641 in 2009; $4,745,234 in 2008)	420,497,135	436,207,460
Loans available-for-sale (fair value $681,416 in 2009; $85,312 in 2008)	675,205	84,000
Bank premises and equipment, net	15,871,074	16,056,362
Cash surrender value of bank owned life insurance	8,886,844	8,807,784
Other assets	12,708,615	8,929,917
Accrued interest receivable	2,378,649	2,443,141
Foreclosed assets held-for-sale	1,236,716	1,450,507

Total assets	$566,785,573	$575,718,997

Liabilities:
Deposits:
Interest-bearing	$394,857,294	$361,869,281
Non-interest-bearing	69,296,833	71,442,651

Total deposits	464,154,127	433,311,932

Accrued interest payable and other liabilities	4,427,884	3,316,710
Short-term borrowings	10,741,814	38,129,704
Long-term debt	42,000,000	52,000,000

Total liabilities	521,323,825	526,758,346

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding, respectively; 2,076,883 and 2,072,085 in 2009; 2,075,182 and 2,062,927 shares in 2008)	19,455,383	19,410,306
Treasury stock, at cost (4,798 shares in 2009; 12,255 shares in 2008)	(132,728)	(351,665)
Retained earnings	38,362,084	38,126,250
Accumulated other comprehensive loss	(12,222,991)	(8,224,240)

Total shareholders’ equity	45,461,748	48,960,651

Total liabilities and shareholders’ equity	$566,785,573	$575,718,997

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest income:
Loans and leases:
Taxable	$6,560,748	$6,809,134
Nontaxable	114,774	78,076
Interest-bearing deposits with financial institutions	111	1,106
Investment securities:
U.S. government agency and corporations	767,371	1,253,181
States and political subdivisions (nontaxable)	198,575	144,130
Other securities	185,050	375,036
Federal funds sold	784	84,169

Total interest income	7,827,413	8,744,832

Interest expense:
Deposits	2,191,772	3,233,736
Securities sold under repurchase agreements	8,474	67,153
Other short-term borrowings and other	26,140	64,822
Long-term debt	776,207	832,285

Total interest expense	3,002,593	4,197,996

Net interest income	4,824,820	4,546,836

Provision for loan losses	425,000	—

Net interest income after provision for loan losses	4,399,820	4,546,836

Other income:
Service charges on deposit accounts	632,420	763,269
Gain (loss) on sale or disposal of:
Loans	490,541	91,606
Investment securities	—	1,134
Premises and equipment	(2,246)	—
Foreclosed assets held-for-sale	10,996	8,704
Other-than-temporary impairment on securities	(325,525)	—
Fees and other service charges	507,176	430,829

Total other income	1,313,362	1,295,542

Other expenses:
Salaries and employee benefits	2,569,693	2,417,546
Premises and equipment	906,422	790,640
Advertising	142,401	168,356
Other	1,043,426	1,016,207

Total other expenses	4,661,942	4,392,749

Income before provision for income taxes	1,051,240	1,449,629

Provision for income taxes	226,182	360,682

Net income	$825,058	$1,088,947

Per share data:
Net income - basic	$0.40	$0.52
Net income - diluted	$0.40	$0.52
Dividends	$0.25	$0.25

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2009 and 2008

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2007	2,072,929	$19,223,363	—	$—	$36,564,157	$(596,226)	$55,191,294
Total comprehensive income:
Net income					1,088,947		1,088,947
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(59,310)	(59,310)
Change in cash flow hedge intrinsic value						365,136	365,136
Comprehensive income							1,394,773
Issuance of common stock through Employee Stock
Purchase Plan	2,253	57,891					57,891
Stock-based compensation expense		67,791					67,791
Cash dividends declared					(518,795)		(518,795)

Balance, March 31, 2008 (unaudited)	2,075,182	$19,349,045	—	$—	$37,134,309	$(290,400)	$56,192,954

Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Total comprehensive income:
Net income					825,058		825,058
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(3,841,964)	(3,841,964)
Change in cash flow hedge intrinsic value						(156,787)	(156,787)
Comprehensive loss							(3,173,693)
Issuance of common stock through Employee Stock
Purchase Plan	1,701	40,569					40,569
Dividends reinvested through Dividend
Reinvestment Plan			9,957	275,442	(73,067)		202,375
Stock-based compensation expense		4,508					4,508
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Cash dividends declared					(516,157)		(516,157)

Balance, March 31, 2009 (unaudited)	2,076,883	$19,455,383	(4,798)	$(132,728)	$38,362,084	$(12,222,991)	$45,461,748

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$825,058	$1,088,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	206,043	143,933
Provision for loan losses	425,000	—
Deferred income tax (benefit) expense	(38,076)	159,737
Stock-based compensation expense	4,508	67,791
Loss from investment in limited partnership	20,100	20,100
Proceeds from sale of loans available-for-sale	38,786,069	33,446,667
Originations of loans available-for-sale	(27,746,937)	(4,096,160)
Increase in cash surrender value of life insurance	(79,060)	(76,287)
Net gain on sale of loans	(490,541)	(91,606)
Net gain on sale of investment securities	—	(1,134)
Net gain on sale of foreclosed assets held for sale	(10,996)	(8,704)
Loss on disposal of equipment	2,246	—
Other-than-temporary impairment on securities	325,525	—
Change in:
Accrued interest receivable	34,581	(290,004)
Other assets	(960,450)	(950,950)
Accrued interest payable and other liabilities	41,925	56,470

Net cash provided by operating activities	11,344,995	29,468,800

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	27,693	39,133
Available-for-sale securities:
Proceeds from sales	—	12,881,733
Proceeds from maturities, calls and principal pay-downs	6,283,129	15,104,801
Purchases	(6,908,445)	(41,209,106)
Net decrease in FHLB stock	—	(84,900)
Net decrease (increase) in loans and leases	4,013,373	(2,324,907)
Acquisition of bank premises and equipment	(212,285)	(651,129)
Proceeds from sale of foreclosed assets held-for-sale	356,538	62,090

Net cash provided by (used) in investing activities	3,560,003	(16,182,285)

Cash flows from financing activities:
Net increase in deposits	30,842,195	30,135,115
Net decrease in short-term borrowings	(27,387,890)	(29,776,817)
Repayments of long-term debt	(10,000,000)	(213,771)
Purchase of treasury stock	(56,505)	—
Proceeds from employee stock purchase plan	40,569	57,891
Dividends paid, net of dividends reinvested	(313,782)	(518,795)

Net cash used in financing activities	(6,875,413)	(316,377)

Net increase in cash and cash equivalents	8,029,585	12,970,138

Cash and cash equivalents, beginning	12,771,147	10,408,816

Cash and cash equivalents, ending	$20,800,732	$23,378,954

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.   Nature of operations and critical accounting policies

Nature of operations

The Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (the Company or collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from its main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related consolidated statements of income for the three months ended March 31, 2009 and 2008 and changes in shareholders’ equity and cash flows for the three months ended March 31, 2009 and 2008 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2009 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the trust preferred term securities, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined that the market for these securities continues to be inactive.  In order to determine the fair  value of the preferred term securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes from more than one source may be obtained.  A large majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.  As of March 31, 2009 and December 31, 2008, loans classified as AFS consisted of residential mortgages.

2.  Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.  There were no potentially dilutive shares outstanding at March 31, 2009 or 2008.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Three months ended March 31,	2009	2008

Net income available to common shareholders	$825,058	$1,088,947
Weighted-average common shares outstanding	2,065,715	2,075,033
Basic EPS	$0.40	$0.52

Diluted EPS:
Net income available to common shareholders	$825,058	$1,088,947
Weighted-average common shares outstanding	2,065,715	2,075,033
Potentially dilutive common shares	—	—
Weighted-average common shares and dilutive potential shares	2,065,715	2,075,033
Diluted EPS	$0.40	$0.52

3.  Stock plans

The Company has two stock-based compensation plans (the stock option plans) and applies the fair value method of accounting for stock-based compensation provided under Statement of Financial Accounting Standard (SFAS) No. 123R, Share Based Payment.  SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock on the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Stock-based compensation expense is recognized over the six-month vesting period.  Generally, all shares that are granted become fully vested.  Stock-based compensation is recorded in the consolidated income statement as a component of salaries and employee benefits.

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the three months ended March 31, 2009 and 2008.  As of March 31, 2009, there were 27,400 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the three months ended March 31, 2009.  During the three months ended March 31, 2008, 2,000 stock options were issued under this plan at a weighted-average grant-date fair value of $4.85 per share.  The Company uses the Black-Scholes Option Pricing Valuation Model to determine the fair value of awarded options on the date of grant.  The model considers expected volatility, expected dividends, risk-free interest rate and the expected term.  As of March 31, 2009, there were 12,390 unexercised stock options outstanding under this plan.

The following tables illustrate stock-based compensation expense recognized during the three months ended March 31, 2009 and 2008 and the unrecognized stock-based compensation expense as of March 31, 2009 and 2008.  There was no unrecognized stock-based compensation expense as of December 31, 2008:

	Three months ended
	March 31,
	2009	2008
Stock-based compensation expense:
Director’s Plan	$—	$48,471
Incentive Plan	—	16,380

Total stock-based compensation expense	$—	$64,851

	As of:
	March 31, 2009	March 31, 2008
Unrecognized stock-based compensation expense:
Director’s Plan	$—	$42,079
Incentive Plan	—	19,182

Unrecognized stock-based compensation expense	$—	$61,261

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may elect to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At March 31, 2009, 12,271 shares have been issued under the ESPP.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2009 and 2008, compensation expense related to the ESPP approximated $5,000 and $3,000, respectively, and is included as components of salaries and employee benefits in the consolidated statements of income.

4.  Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately ($157,000) and $365,000 for the three months ended March 31, 2009 and 2008, respectively, is recorded as a component of other comprehensive income (loss) (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $1,000 and $23,000 for the three months ended March 31, 2009 and 2008, respectively, is recorded in the consolidated statements of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of March 31, 2009.  As of March 31, 2009, the Company does not expect to reclassify any amount from OCI to earnings over the next three quarters and no hedge has been discontinued.  Also, as of March 31, 2009 and December 31, 2008, the fair value of the derivative contract approximated $478,000 and $636,000, respectively, and is recorded as a component of other assets in the consolidated balance sheet.  The following table illustrates the present value, intrinsic value and time value components of the Company’s derivative contract and the financial statement impact of the change in the fair value for the periods indicated:

	Three months ended or as of March 31,
	Present	Intrinsic	Time
	value	value	value
	Balance	Balance	Income
	sheet	sheet	statement
	Other assets	OCI	Interest income
2009
Beginning Balance	$635,839	$606,492

Change in fair value	(158,200)	(156,787)	(1,413)

Balance March 31, 2009	$477,639	$449,705

2008
Beginning Balance	$440,593	$385,741

Change in fair value	341,573	365,136	(23,563)

Balance March 31, 2008	$782,166	$750,877

As a result of the low national prime rate relative to the contract’s strike rate, the Company earned $225,000 and $77,000 for the three months ended March 31, 2009 and 2008, respectively, and is included as a component of interest income from loans in the consolidated income statements.  The contract is scheduled to expire in the fourth quarter of 2009.

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

5.  Fair value measurements

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

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels (dollars in thousands):

		Fair value measurements at March 31, 2009:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$78,068	$387	$73,769	$3,912
Loans available-for-sale	675	—	675	—
Derivative instrument	478	—	478	—
Total	$79,221	$387	$74,922	$3,912

Equity securities in the available-for-sale securities portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, all other debt securities in the available-for-sale securities portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The Company’s preferred term securities, classified under corporate bonds, include both observable and unobservable inputs to determine fair value as described above and, therefore, are considered Level 3 inputs.  Once the market activity, including new issues, begins to occur, and the unobservable subjective inputs are replaced by market activity, management may transfer these securities out of Level 3 into a Level 2 classification.  For a further discussion on the fair value determination of the Company’s preferred term securities, see the discussion in “Investments” under the caption “Comparison of financial condition at March 31, 2009 and December 31, 2008” of Item 2,   Management’s Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein.

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

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	three months ended	three months ended
	March 31, 2009	March 31, 2008
Assets:
Balance at beginning of period	$10,260	$16,335
Realized / unrealized gains (losses):
in earnings	(326)	—
in comprehensive income	(6,040)	(1,341)
Purchases, sales, issuances and settlements, amortization and accretion, net	18	4,549
Transfers into (out of) Level 3	—	—
Balance at end of period	$3,912	$19,543

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (dollars in thousands):

Fair value measurements at March 31, 2009 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,974	$11	$1,108	$855

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers for similar assets classified as Level 2 inputs.  In cases where valuation techniques included inputs that are unobservable or are based on estimates and assumptions developed by management, with significant adjustments from the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

6.  New Accounting Pronouncements

On April 9, 2009 the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards as follows:

FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The Company is currently evaluating the impact of the adoption of FSP 157-4 will have on its consolidated financial statements;

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (FSP 115-2 and 124-2).  FSP 115-2 and 124-2 amends the other-than-temporary-impairment (OTTI) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to OTTI impairments of equity securities. The Company is currently evaluating the impact that the adoption of  FSP 115-2 and 124-2 will have on its consolidated financial statements;

FSP No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments, (FSP 107-1 and APB 28-1).  FSP 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 is not expected to have a material effect on the Company’s consolidated financial statements.

The above three FSPs shall be effective for interim and annual reporting periods ending after June 15, 2009.  Earlier adoption is permitted for periods ending after March 15, 2009.  If an entity early adopts any of these FSPs, it must also early adopt the others.  The Company has not early adopted any one of these FSPs.

On January 1, 2009, the Company adopted FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and is immaterial as it relates to the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2009 compared to December 31, 2008 and the results of operations for the three months ended March 31, 2009 and 2008.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2008 Annual Report filed on Form 10-K.

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

•                  volatilities in the securities market;

•                  deteriorating economic conditions;

•                  effects of deterioration of economic conditions on customers, specifically the effect on loan customers ability to repay their loans;

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

•                  acts of war or terrorism; and

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of loans and securities AFS, sales of other real estate (ORE) properties and from Other-than-temporary-impairment (OTTI) charges on investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

Comparison of the results of operations

Three months ended March 31, 2009 and 2008

Overview

Net income for the first quarter of 2009 was $825,000 compared to $1,089,000 recorded in the same quarter of 2008.  Diluted earnings per share were $0.40 and $0.52 for each of the respective quarters.  The decrease in net income was principally the result of a $425,000 provision for loan loss recorded in the current year’s quarter compared to none during the first quarter of 2008, a non-cash OTTI charge of $325,000 related to the Company’s investment portfolio that did not occur in the first quarter of 2008 and a $269,000 increase in non-interest operating expenses during the first three months of 2009 compared to the first three months of 2008.  These items were partially offset by an increase in net interest income of $278,000, or a 6% improvement and increased other non-interest income of $343,000 from mortgage banking activities.  For the three months ended March 31, 2009 net income, excluding the OTTI charge would have been $1,040,000, or $0.50 per share.  The following table reconciles net income as reported to pro forma net operating income for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Amount	Per share	Amount	Per share

Net income, as reported	$825,058	$0.40	$1,088,947	$0.52
Other-than-temporary impairment	325,525	0.15	—	—
Tax effect	(110,679)	(0.05)	—	—
Net operating earnings	$1,039,904	$0.50	$1,088,947	$0.52

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.58% and 7.02%, respectively, for the three months ended March 31, 2009 compared to 0.74% and 7.80% for the same period in 2008.  The lower net income in the current year quarter was the primary cause of the decline in both ROA and ROE.

Net interest income and interest sensitive assets / liabilities

For the three months ended March 31, 2009, net interest income increased $278,000, or 6%, to $4,825,000 compared to $4,547,000 recorded during the three months ended March 31, 2008.  The tax-equivalent net interest margin improved to 3.73% for the three months ended March 31, 2009 from 3.37% for the three months ended March 31, 2008.  The net interest rate spread increased to 3.28% for the three months ended March 31, 2009 from 2.76% for the three months ended March 31, 2008.  The principal cause of the improvements in net interest income, margin and spread stems from lower rates paid on lower average balances of interest-bearing liabilities partially offset by lower yields earned on interest-earning assets.

Interest income declined $917,000, or 10%, to $7,827,000 for the three months ended March 31, 2009, from $8,744,000 for the three months ended March 31, 2008 primarily due to a 42 basis point decrease in the average yield on interest-earning assets to 5.97% for the three months ended March 31, 2009 from 6.39% for the three months ended March 31, 2008.  The decrease in the average yield on interest-earning assets was from the sustaining effect of operating in the lower interest rate environment which had the most significant impact in the loan and investment portfolios whose yields declined 56 basis points and 57 basis points, respectively in the current year’s quarter compared to the same quarter of 2008.  The net decline in average balances of interest-earning assets had a relatively minor impact compared to the effect the interest rate environment had on the Company’s overall interest income performance.

Interest expense decreased $1,195,000, or 28%, to $3,003,000 for the three months ended March 31, 2009 from $4,198,000 for the three months ended March 31, 2008 largely from a 52 basis point decrease in the average cost of interest-bearing liabilities to 2.76% from 3.28% for the comparative periods.  The rates paid on the Company’s interest-bearing deposits declined by more than 100 basis points and was the primary cause of the $1,042,000 decrease.  The decrease in the average-balances of total borrowings also contributed to the $153,000 decline in interest expense.

The current interest rate environment has not changed drastically since year-end 2008 however it is much different than a year ago.  The interest rate environment was considerably lower during the first quarter of 2009 compared to 2008, albeit the treasury yield curve is somewhat steeper today.  The lower rates have caused assets to price and re-price at significantly lower levels thereby pressuring earning-yields downward.  Increased prepayment activity in asset portfolios, thereby shortening the duration of interest-earning assets as well as loan refinancing all contribute to lower portfolio yields.  However, the steepness of the curve has enabled the Company to help mitigate the lower yields earned from its asset portfolios.  To manage the interest rate margin to acceptable levels, the Company’s Asset Liability Management (ALM) team meets regularly to discuss interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements and also uses lower costing wholesale funding sources.  The actions of the ALM team have helped minimize the effect rate changes have had on interest income so that net interest income is not disproportionately impacted during this lower yield environment.  During the first quarter of 2009, the Company also sold $10.8 million of lower yielding mortgage loans and used the proceeds to pay off a Federal Home Loan (FHLB) advance that was scheduled to mature in June of this year.  The Company’s proactive attention to interest rate risk should continue to help contain the Company’s net interest income at acceptable levels.

The following table sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	March 31, 2009			March 31, 2008
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$438,804	$6,735	6.22%	$411,093	$6,928	6.78%
Investments	102,485	1,258	4.98	134,492	1,856	5.55
Federal funds sold	1,446	1	0.22	12,175	84	2.78
Interest-bearing deposits	119	—	0.38	152	1	2.93
Total interest-earning assets	542,854	7,994	5.97	557,912	8,869	6.39
Non-interest-earning assets	29,442			34,170
Total Assets	$572,296			$592,082

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Other interest-bearing deposits	$207,234	569	1.11%	$191,295	1,094	2.30%
Certificates of deposit	173,274	1,623	3.80	189,601	2,140	4.54
Borrowed funds	62,305	803	5.22	68,697	897	5.25
Repurchase agreements	10,362	8	0.33	15,372	67	1.76
Total interest-bearing liabilities	453,175	3,003	2.69	464,965	4,198	3.63
Non-interest-bearing deposits	68,083			66,504
Other non-interest-bearing liabilities	3,367			4,457
Shareholders’ equity	47,671			56,156
Total liabilities and shareholders’ equity	$572,296			$592,082
Net interest income / interest rate spread		$4,991	3.28%		$4,671	2.76%
Net interest margin			3.73%			3.37%

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

•                  national and local economic trends and conditions; and

•                  changes in credit concentrations.

Provisions for loan losses of $425,000 were recorded during the quarter ended March 31, 2009.  No provisions for loan losses were necessary during the first quarter of 2008.  During the first quarter of 2009, the provision was recorded to fund growth in commercial and commercial real estate loans and the down grading of some internally classified loans.  These two factors contributed to a higher calculated allowance for loan loss requirement.  The allowance for loan losses was $5,097,000 at March 31, 2009 compared to $4,745,000 at December 31, 2008.  For a further discussion the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at March 31, 2009 and December 31, 2008”, below.

Other income

In the first quarter of 2009, other (non-interest) income increased modestly, $18,000 or 1%, to $1,313,000 from $1,295,000 recorded in the first quarter of 2008.  During the current year quarter, the Company sold $38,296,000 of residential mortgage loans at a gain of $491,000.  Included in these sales were $10,838,000 of loans transferred from the loan and lease portfolio to loans AFS and simultaneously sold.  Partially offsetting this gain was a non-cash OTTI charge of $325,000 from the investment portfolio.  The OTTI charge is related to the Company’s investment in a pooled preferred term security.  The carrying value of this security was further written down to its fair market value as of March 31, 2009 as management has deemed the additional impairment to be other-than-temporary.  There was no similar OTTI charge during the first quarter of 2008.  Service charges from deposit accounts declined $131,000, or 17%, due to a lower volume of overdraft transactions.  The improvement in all other non-interest income was from increases in loan fees and financial services revenue.

Other operating expenses

For the quarter ended March 31, 2009, other (non-interest) expenses increased $269,000, or 6%, compared to the quarter ended March 31, 2008.  Salary and benefits increased due to: a full quarter of operations of the Company’s new West Scranton branch that was not operational during the first quarter of 2008; a Company’s executive officer was re-employed in the middle of the 2008 quarter compared to a full quarter impact in the current year; higher commissions earned on production by our mortgage lenders and financial services staff; increased health care and partially offset by lower stock-based compensation.  The increase in premises and equipment is from added depreciation expense for the new West Scranton branch expansion projected and increased equipment maintenance in information technology.  The increase in the other category of non-interest expense includes a $62,000 increase in FDIC insurance premiums in the current year compared to the three months ended March 31, 2008; increased ORE expenses related to the payment of delinquent taxes; partially offset by lower branch related costs.

In late February 2009, the FDIC voted to impose a special assessment of 20 basis points on all FDIC-insured banks, on June 30, 2009, to be collected on September 30, 2009.  The Company anticipates that the special assessment will range from 6 to 20 basis points and could adversely affect earnings by as much as $900,000 based on our current federally-insured deposit amounts.  Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter.  At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our 2009 earnings.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2009 was lower compared to the same periods in 2008 primarily from lower pretax income.

Comparison of financial condition at

March 31, 2009 and December 31, 2008

Overview

Consolidated assets declined $8,933,000, or 2%, during the three months ended March 31, 2009.  The decline was caused by a $37,388,000, or 41%, reduction in total borrowings, a decline of $3,499,000 or 7%, in shareholders’ equity, partially offset by a $30,842,000, or 7%, increase in total deposits.  The decline in shareholders’ equity was caused by increased levels of unrealized losses in the securities AFS portfolio.  The reduction in borrowings was from implementing a de-leveraging strategy that used the proceeds from the sale of residential mortgage loans to reduce a FHLB advance that was scheduled to mature during the second quarter of 2009.  The increase in deposits was used to reduce overnight funding and fund commercial loan growth.

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

As of March 31, 2009, the carrying value of investment securities totaled $78,950,000, or 14% of total assets, compared to $84,188,000, or 15% of total assets, at December 31, 2008.  At March 31, 2009, approximately 15% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, municipal and corporate bonds comprised 54%, 26% and 5%, respectively, of the investment portfolio at March 31, 2009.

During the three months ended March 31, 2009, total investments decreased $5,238,000, net of a $5,821,000 decline in the market value of AFS investments.  The amortized cost and fair market value of investment securities is comprised of HTM and AFS securities with carrying values of $882,000 and $78,068,000, respectively.  As of March 31, 2009, the AFS debt securities were recorded with a net unrealized loss in the amount of $19,266,000 and equity securities were recorded with an unrealized gain of $65,000.

A comparison of investment securities at March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
U.S. government agencies	$42,213	53.5	$43,507	51.6
Mortgage-backed securities	11,789	14.9	12,439	14.8
State & municipal subdivisions	20,649	26.1	17,553	20.9
Preferred term securities	3,912	5.0	10,260	12.2
Equity securities	387	0.5	428	0.5
Total investments	$78,950	100.0	$84,187	100.0

The amortized cost and fair value of investments at March 31, 2009 are as follows (dollars in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$882	$51	$—	$933

Available-for-sale securities:
U.S. government agencies and corporations	$44,244	$77	$2,108	$42,213
Obligations of states and political subdivisions	21,207	99	657	20,649
Corporate bonds	21,107	—	17,195	3,912
Mortgage-backed securities	10,389	518	—	10,907

Total debt securities	96,947	694	19,960	77,681

Equity securities	322	90	25	387

Total available-for-sale	$97,269	$784	$19,985	$78,068

The amortized cost and fair value of debt securities at March 31, 2009 by contractual maturity are as follows (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$882	$933

Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	8,133	8,201
Due after ten years	78,425	58,573
Total debt securities	86,558	66,774

Mortgage-backed securities	10,389	10,907

Total available-for-sale debt securities	$96,947	$77,681

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

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment, if any, is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

During 2008 and today, uncertainty in the financial markets increased the volatility in fair value estimates for the securities in our investment portfolio.  Compared to year-end 2008, the fair values of securities have declined.  Management believes these changes were due mainly to liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

At March 31, 2009 and December 31, 2008, the securities with the most significant reductions in fair value and associated estimated unrealized losses were in the Company’s corporate bond portfolio consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred term securities (preferred term securities) issued by banks, thrifts and insurance companies.

Except for preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the trust preferred term securities portfolio, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined that the market for these securities is continues to be inactive.

The Company owns 13 issues of preferred term securities.  The market for these securities at March 31, 2009 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which preferred term securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new preferred term securities have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.  Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•                  The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at March 31, 2009,

•                  An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

•                  Our preferred term securities will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.  Our preferred term securities valuations were prepared by an independent third party.  Their approach to determining fair value involved the following:

•                  Data about the issue structure as defined in the indenture and the underlying collateral were collected.

•                  The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels and stressed to reflect the current environment),

•                  The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks),

•                  The loss given default was assumed to be 100%,

•                  The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities,

•                  The expected cash flows were discounted to calculate the present value of the security,

•                  The effective discount rates on an overall basis range from 6.81% to 88.01% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions, and

•                  The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of March 31, 2009, the fair value of one preferred term security had declined $326,000 below its amortized cost and has deemed this security to be other-than-temporarily impaired.  Accordingly, this amount has been recorded as an impairment charge and is included as a component of other income in the consolidated income statements for the three months ended March 31, 2009.  Excluding, the impairment, the market value of the Company’s investment in preferred term securities has declined by $6,040,000 since December 31, 2008.  The Company closely monitors the preferred term securities market and performs collateral sufficiency and cash flow analyses on at least a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and therefore require additional write-downs and corresponding other-than-temporary charges to current earnings.  There was no other-than-temporary impairment charges recorded during the first three months of 2008.

At March 31, 2009, the AFS debt securities portfolio was carried at a net unrealized loss of $19,266,000 compared to a net unrealized loss of $13,486,000 at December 31, 2008.  Management believes the cause of the unrealized losses is related to changes in interest rates or the limited trading activity due to recent debt market illiquid conditions and is not directly or fully related to credit quality, which is consistent with its past experience.  In addition, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.

Loans available-for-sale (AFS)

Generally, upon origination, certain residential mortgages are classified as AFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Company would be exposed to prepayment risk and, as rates decrease, interest income could be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as AFS.  The carrying value of loans AFS is at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans AFS at March 31, 2009 amounted to $675,000 with a corresponding fair value of $681,000, compared to $84,000 and $85,000, respectively, at December 31, 2008.  During the three months ended March 31, 2009, residential mortgage loans with principal balances of $38,296,000 were sold into the secondary market with net gains of approximately $491,000 recognized.  Included in the sale was $10,838,000 of residential loans transferred from the loan and lease portfolio.

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

The composition of the loan portfolio at March 31, 2009 and December 31, 2008, is summarized as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial and CRE	$252,936	59.4	$245,480	55.7
Residential real estate	80,119	18.8	98,510	22.3
Consumer	82,860	19.5	85,091	19.3
Real estate construction	9,253	2.2	11,427	2.6
Direct financing leases	427	0.1	444	0.1
Gross loans	425,595	100.0	440,952	100.0
Allowance for loan losses	(5,098)		(4,745)
Net loans	$420,497		$436,207

Gross loans decreased from $440,952,000, as of December 31, 2008 to $425,595,000 at March 31, 2009.  The decline was predominately from the transfer from the loan and lease portfolio, to the AFS portfolio, and simultaneous sale of $10,838,000 of residential mortgage loans during the first quarter of 2009.  The balance of the decline is mostly from net pay-downs during the first quarter as borrowers’ sentiment, during this low-rate environment is to re-finance their existing mortgage and home equity debt into new mortgage loans.  Most of the loans that were refinanced with the Company were sold on a servicing-retained basis.  Commercial and CRE loans continue to build due to the efforts and resulting success of the Company’s commercial lending department’s endeavor to generate new business.

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

Net charge-offs for the quarter ended March 31, 2009, were $73,000, compared to $445,000 in the first quarter of 2008.  Consumer loan charge-offs declined to $60,000 at March 31, 2009 versus $94,000 at March 31, 2008.  Commercial loan net charge-offs were $10,000 for the quarter end March 31, 2009 compared to $320,000 in the same quarter of 2008.  Mortgage loans showed net charge-offs of $3,000 in the March 31, 2009 quarter compared to $32,000 in the like quarter of 2008.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

Management believes that the current balance in the allowance for loan losses of $5,098,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but are inherent to the portfolio.  At March 31, 2009, management was unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.20% at March 31, 2009 compared to 1.10% at March 31, 2008.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	three months ended	twelve months ended	three months ended
	March 31, 2009	December 31, 2008	March 31, 2008

Balance at beginning of period	$4,745,234	$4,824,401	$4,824,401

Provision charged to operations	425,000	940,000	—

Charge-offs:
Commercial	17,118	733,214	378,107
Real estate	3,157	44,800	31,871
Consumer	63,728	350,856	109,127
Total	84,003	1,128,870	519,105

Recoveries:
Commercial	7,587	79,253	58,463
Real estate	—	97	30
Consumer	3,823	30,353	15,135
Total	11,410	109,703	73,628

Net charge-offs	72,593	1,019,167	445,477

Balance at end of period	$5,097,641	$4,745,234	$4,378,924

Total loans, end of period	$426,269,981	$441,036,694	$399,582,768

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
	March 31, 2009		December 31, 2008		March 31, 2008
Net charge-offs to:
Loans, end of period	0.02%		0.23%		0.11%
Allowance for loan losses	1.42%		21.48%		10.17%
Provision for loan losses	0.17	x	1.08	x	—

Allowance for loan losses to:
Total loans	1.20%		1.08%		1.10%
Non-accrual loans	0.70	x	1.36	x	0.97	x
Non-performing loans	0.67	x	1.16	x	0.91	x
Net charge-offs	70.22	x	4.66	x	9.83	x

Loans 30-89 days past due and still accruing	$3,911,373		$1,858,481		$3,582,873
Loans 90 days past due and accruing	$341,404		$604,140		$336,627
Non-accrual loans	$7,236,780		$3,493,169		$4,498,424
Allowance for loan losses to loans 90 days or more past due and accruing	14.93	x	7.85	x	13.01	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of March 31, 2009, non-performing assets represented 1.56% of total assets compared to 0.84% at March 31, 2008.  The increase was driven by the higher level of non-accruing loans and ORE at March 31, 2009.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of the non-performing assets for the period are attributed to non-accruing commercial business loans, non-accruing real estate loans and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  At March 31, 2009 non-performing loans were $7,578,000 compared to $4,097,000 at December 31, 2008.  During the quarter ended March 31, 2009, the Company was notified by a customer of a significant adverse business event causing management to place the customer’s $3,300,000 loan relationship on non-accrual status.  Management does not expect this will have a material impact on income going forward.  Specific action plans for the resolution of each of the Company’s non-performing loans have been developed and are periodically updated as needed.  There were no restructured loans or repossessed assets at March 31, 2009 or at December 31, 2008.  ORE at March 31, 2009 consisted of five properties of which one had an agreement to sell pending.  At March 31, 2009, the non-accrual loans aggregated $7,237,000 as compared to $3,493,000 at December 31, 2008.  During the quarter loans totaling approximately $4,269,000 were placed in non-accrual status.  These were partially offset by reductions or payoffs of $258,000, charge-offs of $66,000, $132,000 of transfers to ORE and $69,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $341,000 at March 31, 2009 and were $604,000, at December 31, 2008.  The percentage of non-performing assets to total assets was 1.56% at March 31, 2009, an increase from 0.96% at December 31, 2008, primarily due to the aforementioned non-accrual loans increase.  Non-performing loans to net loans were 1.80% at March 31, 2009, and 0.94% at December 31, 2008.  The 30-89 day past due loans at March 31, 2009 were $3,911,000 and $1,858,000 at December 31, 2008.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2009	December 31, 2008	March 31, 2008

Loans past due 90 days or more and accruing	$341,404	$604,140	$336,627
Non-accrual loans	7,236,780	3,493,169	4,498,424
Total non-performing loans	7,578,184	4,097,309	4,835,051

Other real estate owned	1,236,716	1,450,507	167,036
Total non-performin1g assets	$8,814,900	$5,547,816	$5,002,087

Net loans including AFS	$421,172,340	$436,291,460	$395,203,844
Total assets	$566,785,573	$575,718,997	$593,876,533
Non-accrual loans to net loans	1.72%	0.80%	1.14%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.09%	1.27%	1.27%
Non-performing assets to total assets	1.56%	0.96%	0.84%
Non-performing loans to net loans	1.80%	0.94%	1.22%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $1,237,000 at March 31, 2009 consisting of five properties, one of which was under an agreement to be sold.  The remaining four properties are listed for sale with a realtor.

At March 31, 2009, foreclosed assets held-for-sale was comprised of two ORE properties amounting to $1,429,000, which have been listed for sale with a local realtor.

Other assets

An increase in the Company’s deferred tax asset, due to further decline in the fair value its securities portfolio, and pending securities purchases caused other assets to increase $3,779,000, or 42%, during the first three months of 2009.

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

During the first quarter of 2009, the Company began to use the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance protection for customers who have large deposits that at times exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits are sold at varying terms and interest rates, are originated in our own market place and are placed with other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits we place with network institutions, we can receive from network institutions deposits that are approximately equal in amount of what was placed for our customers.  Deposits that we receive, or reciprocal deposits, from other institutions are considered brokered deposits.  As of March 31, 2009, CDARS represented $5,826,000, or 1%, of total deposits.

Compared to December 31, 2008 total deposits grew $30,842,000, or 7%, during the three months of March 31, 2009.  The growth in total deposits was due to increases in NOW, money market and savings accounts $20,751,000, or 41%, $10,202,000, or 11%,  and $2,446,000, or 6%, respectively, partially offset by lower CD balances.  The opening of the West Scranton branch during the third quarter of 2008, related bank-wide money market promotions and seasonal activity with municipal customers all contributed to growth in deposits during the first quarter of 2009.

The following table represents the components of deposits as of the date indicated (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Money market	$106,939,788	23.0	$96,738,006	22.3
NOW	70,875,172	15.3	50,123,744	11.6
Savings and club	43,772,986	9.4	41,326,616	9.5
Certificates of deposit	167,443,473	36.1	173,680,915	40.1
CDARS	5,825,875	1.3	—	—
Total interest-bearing	394,857,294	85.1	361,869,281	83.5
Non-interest-bearing	69,296,833	14.9	71,442,651	16.5
Total deposits	$464,154,127	100.0	$433,311,932	100.0

Certificates of deposit of $100,000 or more aggregated $66,565,000 and $74,250,000 at March 31, 2009 and December 31, 2008, respectively.  Certificates of deposit of $250,000 or more aggregated $25,122,000 and $35,108,000 at March 31, 2009 and December 31, 2008.

Approximately 63% of total CDs are scheduled to mature in 2009.  Renewing CDs may re-price to market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  To help reduce the financial impact of the unpredictable and highly volatile interest rate environment, management will deploy prudent strategies that will diversify the deposit mix across the entire spectrum of products offered.  Although we continue to experience intense competition for deposits, we have not adjusted rates above market levels as we consider cost effective strategies as well as relationship retention and development when setting interest rates on deposit accounts.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.  Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered in both sweep and fixed-term products.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require to fund daily liquidity needs.  Overnight balances and repurchase agreements are components of short-term borrowings and FHLB advances are components of long-term debt on the consolidated balance sheets.

The following table represents the components of borrowings as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Overnight borrowings	$—	—	$25,668	28.5
Repurchase agreements	10,131	19.2	11,412	12.6
Demand note, U.S. Treasury	611	1.2	1,050	1.2
FHLB advances	42,000	79.6	52,000	57.7
Total borrowings	$52,742	100.0	$90,130	100.0

Borrowings have decreased $37,388,000, or 41%, during the three months ended March 31, 2009.  Overnight borrowings and FHLB advances have declined as a result of the Company’s balance sheet de-leveraging and deposit generation.  The reduction in repurchase agreements was caused by a combination of pricing and the volatile nature of the sweep product.

Accrued interest payable and other liabilities

The $1,111,000, or 34% increase is from securities purchase commitments that settled in April 2009.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2009 the Bank maintained a one-year cumulative gap of positive $30.5 million, or 5.4%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2009 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$11,350	$—	$—	$9,451	$20,801
Investment securities (1)(2)	59,338	7,973	8,324	8,096	83,731
Loans (2)	114,868	68,114	107,571	130,619	421,172
Fixed and other assets	—	8,887	—	32,195	41,082
Total assets	$185,556	$84,974	$115,895	$180,361	$566,786
Total cumulative assets	$185,556	$270,530	$386,425	$566,786

Non-interest bearing transaction deposits (3)	$—	$6,929	$19,057	$43,311	$69,297
Interest-bearing transaction deposits (3)	78,703	—	54,316	88,568	221,587
Time deposits	25,223	118,468	22,724	6,855	173,270
Repurchase agreements	10,131	—	—	—	10,131
Short-term borrowings	611	—	—	—	611
Long-term debt	—	—	21,000	21,000	42,000
Other liabilities	—	—	—	4,428	4,428
Total liabilities	$114,668	$125,397	$117,097	$164,162	$521,324
Total cumulative liabilities	$114,668	$240,065	$357,162	$521,324

Interest sensitivity gap	$70,888	$(40,423)	$(1,202)	$16,199

Cumulative gap	$70,888	$30,465	$29,263	$45,462

Cumulative gap to total assets	12.51%	5.38%	5.16%	8.02%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at March 31, 2009 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2009 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	2.4%	3.8%
Net income	12.9	17.8

Economic value at risk:
Percent change in:
Economic value of equity	(27.8)	(4.5)
Economic value of equity asa percent of book assets	(2.2)	(0.4)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2009, the Company’s risk-based capital ratio was 11.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2009 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$19,515	$458	2.4%
+100 basis points	19,439	382	2.0
Flat rate	19,057	—	—
-100 basis points	19,500	443	2.3
-200 basis points	19,777	720	3.8

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet loan and investment commitments, deposit withdrawals and maturities and normal operating requirements of the Bank.  Current sources of liquidity are cash and cash equivalents, asset maturities, calls and principal repayments, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases in other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are dependable sources of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.  During declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in a period of rising interest rates, prepayment from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and mortgage-backed securities portfolio to decrease.  Deposit inflow may accelerate and be invested at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

For the three months ended March 31, 2009, the Company generated approximately $8.0 million of cash.  During this period, the Company’s operations provided approximately $11.3 million primarily from the sales of mortgages AFS net of originations and the investing activities provided approximately $3.6 million from pay-downs of loans and from the sale of foreclosed properties held-for-sale.  Partially offsetting these cash generators was a use of $6.9 million in financing activities, mostly from the pay-down of total borrowings net of deposit growth.  As of March 31, 2009, the Company maintained $20,801,000 in cash and cash equivalents, $78,068,000 of investments AFS and $675,000 of loans AFS.  In addition, as of March 31, 2009 the Company had approximately $170,259,000 available to borrow from the FHLB and $30,000,000 available from other correspondent banks.  This combined total of $299,803,000 represented 53% of total assets at March 31, 2009.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

Capital

During the three months ended March 31, 2009, shareholders’ equity decreased $3,499,000, or 7%, due principally from increased unrealized net losses in the securities AFS portfolio and the declaration of cash dividends.  Conversely, shareholders’ equity was enhanced by current year earnings and by stock issued from the Company’s Employee Stock Purchase and Dividend Reinvestment Plans.

At March 31, 2009, the Company reported a net unrealized loss of $12,673,000, net of tax effect, from the securities AFS portfolio compared to a net unrealized loss of $8,831,000 as of December 31, 2008.  The increase in the unrealized loss during the first quarter of 2009 was caused by the prolonged economic downturn which has created uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios.  Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.  For a further discussion on the fair value determination of the Company’s investment portfolio, see “Investments” under the caption “Comparison of financial condition at March 31, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and Note 5, “Fair Value Measurements,” contained within the notes to the consolidated financial statements, and incorporated by reference in Part I, Item 1.

During the second quarter of 2008, the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment (DRP) plans and for general corporate purposes.  The repurchases will be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934.  Management has temporarily suspended repurchase plan activity as a prudent means, in light of the current economic pressures on banking, to preserve and grow the Company’s capital base.  Currently, since the program’s inception, the Company has reacquired 4,798 shares, net of reissued shares to participants in the Company’s DRP, at a weighted-average cost of $27.66 per share.  For a further discussion on this program, see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, “Other Information,” below.

In October 2008, the U.S. Department of Treasury (Treasury), the Board of Governors of the Federal Reserve System (FRB) and the FDIC issued a joint statement announcing a voluntary capital purchase program where the Treasury will purchase senior preferred stock of certain financial institutions.  The Treasury had allocated $250 billion under the Troubled Asset Relief Program (TARP) created under the Economic Stabilization Act of 2008 (ESSA) to purchase senior preferred stock in banks through the Capital Purchase Program.  The Company received preliminary approval from the U.S. Treasury Department to participate in the TARP; however because of the Company’s strong capital position as of December 31, 2008, the Company has decided not to participate as the effect of accepting the program was determined to not be in the best interest of the Company’s shareholders.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the risk-weighting of securities that were recently rated below investment grade, thus significantly inflating the total risk-weighted assets.  Compared to the previous quarter, the total capital and Tier I capital ratios were reduced by the increase in risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of March 31, 2009, the Company and the Bank met all capital adequacy requirements to which it was subject.

The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2009:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$62,749,208	11.6%	>	$43,364,576	>	8.0%		N/A		N/A
Bank	$62,328,705	11.5%	>	$43,355,088	>	8.0%	>	$54,193,860	>	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$57,610,480	10.6%	>	$21,682,288	>	4.0%		N/A		N/A
Bank	$57,230,944	10.6%	>	$21,677,544	>	4.0%	>	$32,516,316	>	6.0%
Tier I capital
(to average assets)
Consolidated	$57,610,480	10.1%	>	$22,885,472	>	4.0%		N/A		N/A
Bank	$57,230,944	10.0%	>	$22,869,891	>	4.0%	>	$28,587,364	>	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2009.

PART II - Other Information

Item 1.  Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company, after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes in risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)   The following table summarizes the activity in the Company’s stock repurchase program during the first quarter of 2009:

	(a)	(b)	(c)	(d)
			Total number of
			shares (or units)	Maximum number of
	Total Number		purchased as part as	shares (or units) that may
	of shares (or units)	Average price paid	publicly announced plans	yet be purchased under the
Period	purchased	per share (or unit)	or programs	plans or programs
January 1, 2009 to January 31, 2009	—	$—	—	35,000
February 1, 2009 to February 28, 2009	2,500	22.60	2,500	32,500
March 1, 2009 to March 31, 2009	—	—	—	32,500
Total	2,500	$22.60	2,500	32,500

In the second quarter of 2008 the Company’s Board of Directors approved and publicly announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares, or approximately 2.4% of its outstanding capital stock as of May 31, 2008.  The Company has not made any purchases of its shares of capital that has not been publicly announced.  Neither an expiration date nor a maximum dollar amount has been fixed to the program.  The repurchases will be made from time-to-time in open-market transactions, subject to availability.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment plans and for general corporate purposes.  No repurchase program has expired or has been subject to a determination to terminate during the period covered by the above table.  During the first quarter of 2009, 9,957 shares were reissued to participants in the Company’s dividend reinvestment plan at a re-issue price of $20.32 per share.

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

FIDELITY D & D BANCORP, INC.

Date: May 5, 2009	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: May 5, 2009	/s/ Salvatore R. DeFrancesco, Jr.
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

*

11 Statement regarding computation of earnings per share.	8

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	38

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	39

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

* Incorporated by Reference