Form 10-Q
period 2009-06-30
FIDELITY D & D BANCORP INC
filed 2009-08-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:  IRS EMPLOYER IDENTIFICATION NO:

PENNSYLVANIA                                     23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at July 31, 2009, the latest practicable date, was 2,082,657 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2009

PART I — Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Assets:
Cash and due from banks	$10,959,880	$12,335,905
Federal funds sold	4,538,000	—
Interest-bearing deposits with financial institutions	71,693	435,242

Total cash and cash equivalents	15,569,573	12,771,147

Available-for-sale securities	76,476,415	83,278,132
Held-to-maturity securities	842,679	909,447
Federal Home Loan Bank Stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of $5,215,736 in 2009; $4,745,234 in 2008)	419,928,399	436,207,460
Loans available-for-sale (fair value $2,307,950 in 2009; $85,312 in 2008)	2,287,993	84,000
Bank premises and equipment, net	15,544,799	16,056,362
Cash surrender value of bank owned life insurance	8,962,081	8,807,784
Other assets	12,613,873	8,929,917
Accrued interest receivable	2,248,236	2,443,141
Foreclosed assets held-for-sale	1,199,060	1,450,507

Total assets	$560,454,208	$575,718,997

Liabilities:
Deposits:
Interest-bearing	$384,370,177	$361,869,281
Non-interest-bearing	69,503,187	71,442,651

Total deposits	453,873,364	433,311,932

Accrued interest payable and other liabilities	6,577,952	3,316,710
Short-term borrowings	8,880,343	38,129,704
Long-term debt	42,000,000	52,000,000

Total liabilities	511,331,659	526,758,346

Shareholders’ equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	—	—
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,082,657 in 2009; and 2,075,182 shares issued and 2,062,927 shares outstanding in 2008)	19,567,860	19,410,306
Treasury stock, at cost (no shares in 2009; 12,255 shares in 2008)	—	(351,665)
Retained earnings	39,067,674	38,126,250
Accumulated other comprehensive loss	(9,512,985)	(8,224,240)

Total shareholders’ equity	49,122,549	48,960,651

Total liabilities and shareholders’ equity	$560,454,208	$575,718,997

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest income:
Loans and leases:
Taxable	$6,356,864	$6,775,180	$12,917,612	$13,584,314
Nontaxable	113,488	85,330	228,262	163,406
Interest-bearing deposits with financial institutions	337	696	448	1,802
Investment securities:
U.S. government agency and corporations	550,457	1,284,136	1,317,828	2,537,317
States and political subdivisions (nontaxable)	270,334	155,102	468,909	299,232
Other securities	157,458	305,658	342,508	680,694
Federal funds sold	6,575	6,964	7,359	91,133

Total interest income	7,455,513	8,613,066	15,282,926	17,357,898

Interest expense:
Deposits	2,138,133	2,831,400	4,329,905	6,065,136
Securities sold under repurchase agreements	8,081	13,443	16,555	80,596
Other short-term borrowings and other	405	48,849	26,545	113,671
Long-term debt	568,325	776,210	1,344,532	1,608,495

Total interest expense	2,714,944	3,669,902	5,717,537	7,867,898

Net interest income	4,740,569	4,943,164	9,565,389	9,490,000

Provision for loan losses	300,000	125,000	725,000	125,000

Net interest income after provision for loan losses	4,440,569	4,818,164	8,840,389	9,365,000

Other income:
Service charges on deposit accounts	648,228	737,330	1,280,648	1,500,599
Fees and other service charges	472,313	461,809	979,489	892,638
Gain (loss) on sale or disposal of:
Loans	327,785	59,590	818,326	151,196
Investment securities	—	7,519	—	8,653
Premises and equipment	(4,378)	(984)	(6,624)	(984)
Foreclosed assets held-for-sale	14,891	405	25,887	9,109
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(570)	—	(326,095)	—
Non-credit related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	—	—	—	—
Net impairment losses on investment securities recognized in earnings	(570)	—	(326,095)	—
Total other income	1,458,269	1,265,669	2,771,631	2,561,211

Other expenses:
Salaries and employee benefits	2,422,656	2,472,302	4,992,349	4,889,848
Premises and equipment	904,893	781,469	1,811,315	1,572,109
Advertising	135,992	168,348	278,393	336,704
Other	1,275,293	1,022,421	2,318,719	2,038,628

Total other expenses	4,738,834	4,444,540	9,400,776	8,837,289

Income before provision for income taxes	1,160,004	1,639,293	2,211,244	3,088,922

Provision for income taxes	247,851	435,347	474,033	796,029

Net income	$912,153	$1,203,946	$1,737,211	$2,292,893

Per share data:
Net income - basic	$0.44	$0.59	$0.84	$1.11
Net income - diluted	$0.44	$0.59	$0.84	$1.11
Dividends	$0.25	$0.25	$0.50	$0.50

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2009 and 2008

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2007	2,072,929	$19,223,363	—	$—	$36,564,157	$(596,226)	$55,191,294
Total comprehensive income:
Net income					2,292,893		2,292,893
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(3,531,356)	(3,531,356)
Change in cash flow hedge intrinsic value						97,818	97,818
Comprehensive income							(1,140,645)
Issuance of common stock through Employee Stock
Purchase Plan	2,253	57,891					57,891
Stock-based compensation expense		126,738					126,738
Purchase of treasury stock			(5,000)	(145,605)			(145,605)
Cash dividends declared					(1,037,590)		(1,037,590)

Balance, June 30, 2008 (unaudited)	2,075,182	$19,407,992	(5,000)	$(145,605)	$37,819,460	$(4,029,764)	$53,052,083

Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2					350,720	(350,720)	—
Total comprehensive income:
Net income					1,737,211		1,737,211
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and tax effects						(603,309)	(603,309)
Change in cash flow hedge intrinsic value						(334,716)	(334,716)
Comprehensive income							799,186
Issuance of common stock through Employee Stock
Purchase Plan	1,701	40,569					40,569
Dividends reinvested through Dividend
Reinvestment Plan	5,774	112,477	14,755	408,170	(112,329)		408,318
Stock-based compensation expense		4,508					4,508
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Cash dividends declared					(1,034,178)		(1,034,178)

Balance, June 30, 2009 (unaudited)	2,082,657	$19,567,860	—	$—	$39,067,674	$(9,512,985)	$49,122,549

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,737,211	$2,292,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	609,143	296,817
Provision for loan losses	725,000	125,000
Deferred income tax expense	133,518	240,736
Stock-based compensation expense	4,508	126,738
Loss from investment in limited partnership	40,200	40,200
Proceeds from sale of loans available-for-sale	74,147,662	37,691,085
Originations of loans available-for-sale	(64,393,533)	(6,626,744)
Increase in cash surrender value of life insurance	(154,297)	(156,934)
Net gain on sale of loans	(818,326)	(151,196)
Net gain on sale of investment securities	—	(8,653)
Net gain on sale of foreclosed assets held for sale	(25,887)	(9,109)
Loss on disposal of equipment	6,624	984
Other-than-temporary impairment on securities	326,095	—
Change in:
Accrued interest receivable	74,687	(174,221)
Other assets	(1,339,119)	(1,881,674)
Accrued interest payable and other liabilities	629,634	1,170,971

Net cash provided by operating activities	11,703,120	32,976,893

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	66,727	87,104
Available-for-sale securities:
Proceeds from sales	—	12,889,251
Proceeds from maturities, calls and principal pay-downs	29,835,486	26,121,600
Purchases	(23,752,046)	(50,247,929)
Net decrease in FHLB stock	—	(1,055,400)
Net decrease (increase) in loans and leases	4,282,109	(24,092,055)
Acquisition of bank premises and equipment	(415,925)	(2,104,991)
Proceeds from sale of foreclosed assets held-for-sale	408,680	62,090

Net cash provided by (used in) investing activities	10,425,031	(38,340,330)

Cash flows from financing activities:
Net increase in deposits	20,561,432	22,525,504
Net decrease in short-term borrowings	(29,249,361)	(9,982,018)
Repayments of long-term debt	(10,000,000)	(423,095)
Purchase of treasury stock	(56,505)	(145,605)
Proceeds from employee stock purchase plan	40,569	57,891
Dividends paid, net of dividends reinvested	(625,860)	(1,037,590)

Net cash (used in) provided by financing activities	(19,329,725)	10,995,087

Net increase in cash and cash equivalents	2,798,426	5,631,650

Cash and cash equivalents, beginning	12,771,147	10,408,816

Cash and cash equivalents, ending	$15,569,573	$16,040,466

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.   Nature of operations and critical accounting policies

Nature of operations

The Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (the Company or collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches throughout Lackawanna and Luzerne counties.

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

In the opinion of management, the consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related consolidated statements of income for the three- and six-month periods ended June 30, 2009 and 2008 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2009 and 2008 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2009 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions and / or collateral values may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined that the market for these securities continues to be inactive.  In order to determine the fair value of the preferred term securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.  As of June 30, 2009 and December 31, 2008, loans classified as AFS consisted of residential mortgages.

2.  New Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and is immaterial as it relates to the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of SFAS No. 165 had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140.  SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  The provisions of SFAS No. 166 are effective for interim and annual reporting periods that begin after November 15, 2009.  The adoption of the provisions of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The provisions of SFAS No. 167 are effective for interim and annual reporting periods that begin after November 15, 2009.  The adoption of the provisions of SFAS No. 167 is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS168).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related accounting literature.  SFAS 168 reorganizes GAAP pronouncements and displays them using a consistent structure.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Additional accounting pronouncements recently adopted are discussed where applicable in the notes to the consolidated financial statements.

3. Investment securities

The amortized cost and fair value of investment securities at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$843	$57	$—	$900

Available-for-sale securities:
U.S. government agencies and corporations	$32,146	$17	$1,531	$30,632
Obligations of states and political subdivisions	27,721	172	535	27,358
Corporate bonds:
Pooled trust preferred securities	21,729	—	13,466	8,263
Mortgage-backed securities	9,382	379	—	9,761

Total debt securities	90,978	568	15,532	76,014

Equity securities	322	147	7	462

Total available-for-sale	$91,300	$715	$15,539	$76,476

	December 31, 2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$909	$31	$—	$940

Available-for-sale securities:
U.S. government agencies and corporations	$45,824	$134	$2,451	$43,507
Obligations of states and political subdivisions	18,009	97	553	17,553
Corporate bonds:
Pooled trust preferred securities	21,415	—	11,155	10,260
Mortgage-backed securities	11,088	442	—	11,530

Total debt securities	96,336	673	14,159	82,850

Equity securities	322	122	16	428

Total available-for-sale	$96,658	$795	$14,175	$83,278

The amortized cost and fair value of debt securities at June 30, 2009 and December 31, 2008 by contractual maturity are summarized below (in thousands):

	June 30, 2009		December 31, 2008
	Amortized	Market	Amortized	Market
	cost	value	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$843	$900	$909	$940

Available-for-sale securities:
Debt securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,274	4,289	10,649	10,706
Due after ten years	77,322	61,964	74,599	60,614
Total debt securities	81,596	66,253	85,248	71,320

Mortgage-backed securities	9,382	9,761	11,088	11,530

Total available-for-sale debt securities	$90,978	$76,014	$96,336	$82,850

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agencies and corporations	$18,278	$214	$4,337	$1,317	$22,615	$1,531
Obligations of states and political subdivisions	12,492	309	6,181	226	18,673	535
Corporate bonds:
Pooled trust preferred securities	—	—	8,263	13,466	8,263	13,466
Mortgage-backed securities	—	—	—	—	—	—
Total debt securities	30,770	523	18,781	15,009	49,551	15,532
Equity securities	—	—	69	7	69	7
Total securities	$30,770	$523	$18,850	$15,016	$49,620	$15,539
Number of securities	34		26		60

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agencies and corporations	$12,506	$1,878	$5,145	$573	$17,651	$2,451
Obligations of states and political subdivisions	8,154	496	1,455	57	9,609	553
Corporate bonds:
Pooled trust preferred securities	2,235	2,352	8,025	8,803	10,260	11,155
Mortgage-backed securities	17	—	—	—	17	—
Total debt securities	22,912	4,726	14,625	9,433	37,537	14,159
Equity securities	—	—	60	16	60	16
Total securities	$22,912	$4,726	$14,685	$9,449	$37,597	$14,175
Number of securities	20		22		42

In the table above, the unrealized losses on mortgage-backed securities were less than $1,000 in 2008.

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary-impairment (OTTI).  During the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, issued by the FASB on April 9, 2009.  The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date.  Under these circumstances as required by the new FSP, OTTI is considered to have occurred if (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

The FSP requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI).  Non-credit-related OTTI is based on other factors effecting market conditions, including illiquidity.  Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI.  Non-credit-related OTTI recognized in earnings previous to April 1, 2009 has been reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

The Company’s OTTI evaluation process also follows the guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and FSP No.  EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.  This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in securities portfolios.  FSP EITF 99-20-1 was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008.  This FSP amends EITF 99-20 by eliminating the requirement that a holder’s best estimate of cash flows is based upon those that a market participant would use.  Instead, the FSP requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in SFAS 115.

For all security types discussed below where no OTTI is considered necessary at June 30, 2009, the Company applied the criteria of FSP FAS 115-2 and 124-2.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  There was no non-credit related OTTI on securities not expected to be sold recognized in OCI during the three months ended June 30, 2009.

U.S. government agencies and corporations

The agency securities consist of medium and long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).  These securities are fixed rate issues, have varying mid- to long-term maturity dates and have contractual cash flows guaranteed by agencies of the U.S. government.  In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness.

Agency guaranteed mortgage-backed securities

The agency mortgage-backed securities are comprised largely of fixed rate residential mortgage-backed securities issued by FNMA or FHLMC.  They have mid- to long-term maturity dates and have contractual cash flows guaranteed by agencies of the U.S. Government.  In the latter half of 2008, the U.S. government provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness.

Obligations of states and political subdivisions

The municipal securities are rated as investment grade by various credit rating agencies and are at fixed rates with mid- to long-term maturities.  Fair values of these securities are highly driven by interest rates.  Management performs ongoing credit quality reviews on these issues.

In the above three securities types, the decline in fair value is attributable to changes in interest rates and not credit quality.  As such, no OTTI is considered necessary for these securities at June 30, 2009.

Pooled trust preferred securities

A Pooled Trust Preferred Collateralized Deal Obligation (CDO) is a type of investment security collateralized by trust preferred securities (TPS) issued by banks, insurance companies and REITS.  The primary collateral type is a TPS issued by a bank.  A TPS is a hybrid security with both debt and equity characteristics such as the ability to voluntarily defer interest payments for up to 20 consecutive quarters.  A TPS is a junior security in the capital structure of the issuer.

There are various tranches or classes issued by the CDO with the most senior tranche having the lowest yield but the most protection from credit losses (versus other tranches that are subordinate).  Losses are generally allocated from the lowest tranche with the equity piece holding the most risk and then subordinate tranches in reverse order up to the senior tranche.  The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads; and (3) illiquidity in the market.  Our review of these securities, in accordance with the previous discussion, determined that an OTTI credit loss be recorded on one of our holdings of these securities.

The following table summarizes the amount of credit-related OTTI recognized in earnings for the periods indicated.  There was no OTTI for the first six months of 2008 (in thousands):

	Three months ended			Six months ended
	June 30, 2009			June 30, 2009
	HTM	AFS	Total	HTM	AFS	Total
Pooled trust preferred securities:
PreTSL VII, Mezzanine	$—	$1	$1	$—	$326	$326

The following table is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings (in thousands):

	Three months ended			Six months ended
	June 30, 2009			June 30, 2009
	HTM	AFS	Total	HTM	AFS	Total
Beginning balance of credit-related OTTI	$—	$(755)	$(755)	$—	$(429)	$(429)
Reduction - cumulative effect of accounting change	—	531	531	—	531	531
Additions for credit-related OTTI not previously recognized	—	—	—	—	—	—
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	—	—	—		(326)	(326)
Ending balance of credit-related OTTI	$—	$(224)	$(224)	$—	$(224)	$(224)

To determine the ending balance of credit-related OTTI, the Company used discounted present value cash flow analysis and compared the results with the bond’s face value.  The analysis considered the following assumptions: the discount rate of 3.03% which approximated the bond’s yield for the three months ended June 30, 2009; historical average default rates obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991 increased by a factor of three to create a very onerous 30% rate of default; the default rate was reduced by the actual deferrals / defaults experienced in all Preferred Term Securities for the full year 2008 and the first quarter of 2009; the remaining 18% estimated default rate was then stratified with higher default rates occurring in the beginning regressing to normal in 2011 with an estimated 15% recovery by way of a two year lag ; and no prepayments with receipt of principal at maturity.  The present value of PreTSL VII as modeled resulted in cash flow of $777,000 as of April 1, 2009, or approximately $224,000 below the bond’s face value of $1,001,000.  Upon adoption of this FSP, in the second quarter of 2009, and as a result of the credit-related OTTI determination as explained, the $531,000 non-credit related portion of OTTI that existed prior to April 1, 2009, or $351,000 after tax, was reclassified from retained earnings to OCI as a cumulative effect adjustment.

As of June 30, 2009, the book value of the Company’s pooled trust preferred securities amounted to $21,729,000 with an estimated fair value of $8,263,000.

All of the Company’s holdings are mezzanine tranches.  As of June 30, 2009, none of the pooled trust preferred securities were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any pooled trust preferred security consisted of a security issued by any one bank and 4% for insurance companies.  As of June 30, 2009, management estimates the subordination in the Company’s tranches ranging from 0% to 23.5% of the current performing collateral.  The following table provides additional information with respect to the Company’s pooled trust preferred securities:

						Current		Actual		Excess	Effective
						number		deferrals		subordination*	subordination**
						of	Actual	and defaults		as a % of	as a % of
					Moody’s /	banks /	deferrals	as a % of	Excess	current	current
		Book	Fair	Unrealized	Fitch	insurance	and defaults	current	subordination	performing	performing
Deal	Class	value	value	loss	ratings	companies	$(000)	collateral	$(000)	collateral	collateral
Pre TSL IV	Mezzanine	$609,971	$569,834	$(40,137)	Ca / B	6 / -	18,000	27.1	9,677	18.9	36.1
Pre TSL V	Mezzanine	275,503	259,110	(16,393)	Ba3 / A	4 / -	8,950	20.4	8,540	23.5	24.8
Pre TSL VII	Mezzanine	777,386	405,647	(371,739)	Ca / CC	20 / -	113,000	46.9	None	N/A	N/A
Pre TSL IX	B-1,B-3	3,500,000	1,783,600	(1,716,400)	Ca / CC	49 / -	85,980	19.1	None	N/A	10.2
Pre TSL XI	B-3	2,408,743	1,601,885	(806,858)	Ca / CC	65 / -	86,750	14.4	None	N/A	15.7
Pre TSL XV	B-1	1,505,400	540,300	(965,100)	Ca / CC	63 / 9	103,700	17.3	None	N/A	9.6
Pre TSL XVI	C	2,551,253	585,394	(1,965,859)	Ca / CC	50 / 8	111,910	18.5	None	N/A	11.6
Pre TSL XVII	C	992,588	279,046	(713,542)	Ca / CC	51 / 8	84,700	16.9	None	N/A	14.3
Pre TSL XVIII	C	994,686	134,186	(860,500)	Ca / CCC	66 / 14	111,938	16.5	None	N/A	12.0
Pre TSL XIX	C	2,516,026	404,187	(2,111,839)	Ca / CC	60 / 14	96,000	13.7	None	N/A	15.7
Pre TSL XXIV	B-1	2,206,028	503,225	(1,702,803)	B2 / BB	80 / 13	216,300	20.6	15,373	1.8	26.2
Pre TSL XXV	C-1	1,009,639	139,560	(870,079)	Ca / C	64 / 9	178,100	20.3	None	N/A	12.6
Pre TSL XXVII	B	2,381,886	1,056,898	(1,324,988)	B3 / BB	42 / 7	45,300	13.9	33,046	11.7	31.8
		$21,729,109	$8,262,872	$(13,466,237)

* Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.

** Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default at the next payment in order to trigger a loss of principal or interest.  This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at June 30, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; below.

4.  Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.  There were no potentially dilutive shares outstanding at June 30, 2009 and 5 potentially dilutive shares outstanding at June 30, 2008.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  For a further discussion on the Company’s stock option plans, see note 5, “Stock plans,” below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Six months ended June 30,	2009	2008

Net income available to common shareholders	$1,737,211	$2,292,893
Weighted-average common shares outstanding	2,070,144	2,074,558
Basic EPS	$0.84	$1.11

Diluted EPS:
Net income available to common shareholders	$1,737,211	$2,292,893
Weighted-average common shares outstanding	2,070,144	2,074,558
Potentially dilutive common shares	—	5
Weighted-average common shares and dilutive potential shares	2,070,144	2,074,563
Diluted EPS	$0.84	$1.11

5.  Stock plans

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the six months ended June 30, 2009 and 2008.  As of June 30, 2009, there were 27,400 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the six months ended June 30, 2009.  During the six months ended June 30, 2008, 2,000 stock options were issued under this plan at a weighted-average grant-date fair value of $4.85 per share.  The Company uses the Black-Scholes Option Pricing Valuation Model to determine the fair value of awarded options on the date of grant.  The model considers expected volatility, expected dividends, risk-free interest rate and the expected term.  As of June 30, 2009, there were 10,190 unexercised stock options outstanding under this plan.

The following tables illustrate stock-based compensation expense recognized during the three and six months ended June 30, 2009 and 2008 and the unrecognized stock-based compensation expense as of June 30, 2009 and 2008.  There was no unrecognized stock-based compensation expense as of December 31, 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock-based compensation expense:
Director’s Plan	$—	$42,079	$—	$90,550
Incentive Plan	—	16,868	—	33,248

Total stock-based compensation expense	$—	$58,947	$—	$123,798

	As of:
	June 30, 2009	June 30, 2008
Unrecognized stock-based compensation expense:
Director’s Plan	$—	$—
Incentive Plan	—	2,314

Unrecognized stock-based compensation expense	$—	$2,314

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may elect to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At June 30, 2009, 12,271 shares have been issued under the ESPP.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2009 and 2008, compensation expense related to the ESPP approximated $5,000 and $3,000, respectively, and is included as components of salaries and employee benefits in the consolidated statements of income.

6.  Derivative instruments

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately ($335,000) and $98,000 for the six months ended June 30, 2009 and 2008, respectively, is recorded as a component of other comprehensive income (loss) (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $2,000 and $12,000 for the six months ended June 30, 2009 and 2008, respectively, is recorded in the consolidated statements of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of June 30, 2009.  As of June 30, 2009, the Company does not expect to reclassify any amount from OCI to earnings over the next two quarters and no hedge has been discontinued.  Also, as of June 30, 2009 and December 31, 2008, the fair value of the derivative contract approximated $300,000 and $636,000, respectively, and is recorded as a component of other assets in the consolidated balance sheet.  The following table illustrates the present value, intrinsic value and time value components of the Company’s derivative contract and the financial statement impact of the change in the fair value for the periods indicated:

	Six months ended or as of June 30,
	Present	Intrinsic	Time
	value	value	value
	Balance	Balance	Income
	sheet	sheet	statement
	Other assets	OCI	Interest income
2009
Beginning Balance	$635,839	$606,492

Change in fair value	(336,256)	(334,716)	(1,540)

Balance June 30, 2009	$299,583	$271,776

2008
Beginning Balance	$440,593	$385,741

Change in fair value	85,360	97,819	(12,459)

Balance June 30, 2008	$525,953	$483,560

As a result of the low national prime rate relative to the contract’s strike rate, the Company earned $453,000 and $212,000 for the six months ended June 30, 2009 and 2008, respectively and $228,000 and $135,000 for the three months ended June 30, 2009 and 2008, respectively and is included as a component of interest income from loans in the consolidated income statements.  The contract is scheduled to expire in the fourth quarter of 2009.

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

7.  Fair value measurements

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The Company adopted both of these FSPs in the second quarter of 2009.

FSP FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  FSP FAS 157-4 also requires additional disclosures on fair value measurements and provides additional guidance on circumstances that may indicate that a transaction is not orderly.  This FSP supersedes FAS 157-3 (issued in October 2008), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument;

Level 3 inputs are unobservable inputs based on our own assumptions to measure assets and liabilities at fair value.  Level 3 pricing for securities may also include unobservable inputs based upon broker-traded transactions.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

In February 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of FSP 157-2 did not have an impact on the Company’s financial statements.

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting.  This is done primarily for AFS securities, loans available for sale and derivatives.  Fair value is used on a nonrecurring basis to measure certain assets when adjusting carrying values, such as impaired loans.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels (dollars in thousands):

		Fair value measurements at June 30, 2009:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government agencies and corporations	$30,632	$—	$30,632	$—
Obligations of states and political subdivisions	27,358		27,358
Corporate bonds:
Pooled trust preferred securities	8,263			8,263
Mortgage-backed securities	9,761		9,761
Equity securities	462	462	—	—
Total available-for-sale securities:	76,476	462	67,751	8,263
Loans available-for-sale	2,288	—	2,288	—
Derivative instrument	300	—	300	—
Total	$79,064	$462	$70,339	$8,263

Equity securities in the available-for-sale securities portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the available-for-sale securities portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value as described above and, therefore, are considered Level 3 inputs.  For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at June 30, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.

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

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	six months ended	six months ended
	June 30, 2009	June 30, 2008
Assets:
Balance at beginning of period	$10,260	$16,335
Realized / unrealized gains (losses):
in earnings	(326)	—
in comprehensive income	(2,311)	(3,867)
Purchases, sales, issuances and settlements, amortization and accretion, net	640	4,398
Balance at end of period	$8,263	$16,866

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (dollars in thousands):

Fair value measurements at June 30, 2009 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,280	$13	$1,345	$922

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

FSP FAS 107-1 and APB 28-1 extends the annual fair value disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements.

As required by SFAS 107, the following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$15,570	$15,570	$12,771	$12,771
Held-to-maturity securities	843	900	910	940
Available-for-sale securities	76,476	76,476	83,278	83,278
FHLB stock	4,781	4,781	4,781	4,781
Loans and leases	419,928	418,408	436,207	438,838
Loans available-for-sale	2,288	2,308	84	85
Accrued interest	2,248	2,248	2,443	2,443

Financial liabilities:
Deposit liabilities	453,873	455,992	433,312	436,011
Short-term borrowings	8,880	8,880	38,130	38,130
Long-term debt	42,000	45,633	52,000	57,230
Accrued interest	1,484	1,484	1,390	1,390

On-balance sheet derivative instrument
Cash flow hedge	300	300	636	636

The following summarized the methodology used to determine estimated fair values in the above table:

The carrying value of short-term financial instruments, as listed below, approximates their fair value.  These instruments generally have limited credit exposure, no stated or short-term maturities and carry interest rates that approximate market.

•                  Cash and cash equivalents

•                  Non-interest bearing deposit accounts

•                  Savings, NOW and money market accounts

•                  Short-term borrowings

•                  Accrued interest

Securities:  With the exception of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The fair values of preferred term securities is determined based on a present value technique (income valuation) as described under the caption “Investment securities” of the comparison of financial condition at June 30, 2009 and December 31, 2008 in Part I, Item II, below.

Federal Home Loan Bank stock, restricted regulatory equity, is carried at cost, which approximates fair value.

Loans and leases:  The fair value of all loans is estimated by the net present value of the future expected cash flows discounted at the current offering rates.

Loans available-for-sale:  For loans available-for-sale, the fair value is estimated using rates currently offered for similar loans and are obtained from the FNMA or the FHLB.

Certificates of deposit:  The fair values of certificate of deposit accounts are based on discounted cash flows using rates which approximate the rates we offer for deposits of similar maturities.

Long-term debt:  The fair value is estimated using the rates currently offered for similar borrowings.

Cash flow hedge:  The carrying amount of interest rate contracts are based on pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

8.  Subsequent Events

Pursuant to the requirements of SFAS 165, subsequent events have been evaluated through August 12, 2009, which is the date the financial statements were available to be issued.  Through that date, there were no events requiring disclosure.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2009 compared to December 31, 2008 and the results of operations for the three- and six month periods ended June 30, 2009 and 2008.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2008 Annual Report filed on Form 10-K.

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

Comparison of the results of operations

Three and six months ended June 30, 2009 and 2008

Overview

Net income for the second quarter of 2009 was $912,000 compared to $1,204,000 recorded in the same quarter of 2008.  Diluted earnings per share were $0.44 and $0.59 for each of the respective quarters.  For the six months ended June 30, 2009, net income was $1,737,000, or $0.84 per share compared to $2,293,000, or $1.11 per share for the six months ended June 30, 2008.  The decrease in net income, in the quarterly comparison, was due to a reduction of net interest income and increases in the provision for loan losses and non-interest expenses, partially offset by an increase in non-interest income.  The decline in net income in the first half of 2009 compared to the first half of 2008 was caused by an increase in the provision for loans losses, an increase in non-interest expenses and a non-cash OTTI charge of $326,000 related to the Company’s investment portfolio that did not occur during the first half of 2008.  These items were partially offset by higher gains from the sales of mortgage loans in the three- and six- month periods ended June 30, 2009 compared to the same period of 2008.  For the six months ended June 30, 2009, net income excluding the OTTI charge would have been $1,952,000, or $0.94 per share.  The following table reconciles net income as reported to pro forma net operating income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Amount	Per share	Amount	Per share	Amount	Per share	Amount	Per share

Net income, as reported	$912,153	$0.44	$1,203,946	$0.59	$1,737,211	$0.84	$2,292,893	$1.11
Other-than-temporary impairment	570	0.00	—	—	326,095	0.15	—	—
Tax effect	(194)	(0.00)	—	—	(110,872)	(0.05)	—	—
Net operating earnings	$912,529	$0.44	$1,203,946	$0.59	$1,952,434	$0.94	$2,292,893	$1.11

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.65% and 7.63%, respectively, for the three months ended June 30, 2009 compared to 0.83% and 8.73%, respectively, for the same period in 2008.  For the six months ended June 30, 2009, ROA and ROE were 0.62% and 7.33%, respectively, compared to 0.78% and 8.26% for the same period in 2008.  The decrease in both ROA and ROE is attributable to lower net income.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $202,000, or 4%, to $4,741,000 for the second quarter of 2009, from $4,943,000 recorded in the same period of 2008.  The decline in net interest income was principally due to a combination of: a 70 basis point decline in yields from earning-assets, mostly in the commercial loan and investment portfolios partially offset by a decrease in rates paid on deposits and lower balances of interest-bearing liabilities mostly from a reduction of $10,000,000 in long-term Federal Home Loan Banks (FHLB) advances and short-term borrowings.  The decline in FHLB advances were supplanted by growth in average deposits which were used to help reduce dependence on short-term borrowings.

During the second quarter of 2009, the Company’s tax-equivalent margin and spread were 3.70% and 3.28%, respectively, compared to 3.71% and 3.18% during the second quarter of 2008.  The improvement in spread was caused by a greater reduction in rates paid on interest-bearing liabilities than the lower yields earned on interest-earning assets.  Rates paid on interest-bearing liabilities declined 75 basis points compared to a decline in yield of 65 basis points.

For the six months ended June 30, 2009, net interest income improved 1%, or, $75,000 compared to the six months ended June 30, 2008.  The Company’s tax-equivalent margin and spread improved to 3.71% and 3.27%, respectively, from 3.54% and 2.97% during the same period of 2008.  The improvements were largely from lower balances of interest-bearing liabilities — most notably from lower long-and short-term borrowings.  Rates paid on deposits declined 94 basis points compared to lower yields from earning-assets of 58 basis points.

The current interest rate environment has not materially changed since year-end 2008; however, it is much different than a year ago.  The interest rate environment was considerably lower during the first half of 2009 compared to 2008, albeit the treasury yield curve is somewhat steeper today.  The lower rates have caused assets to price and re-price at significantly lower levels thereby pressuring earning-yields downward.  Increased prepayment activity in asset portfolios, thereby shortening the duration of interest-earning assets as well as increased activity in loan refinancing all contribute to lower portfolio yields.  However, the steepness of the curve has enabled the Company to help mitigate the lower yields earned from its asset portfolios.  To manage the interest rate margin to acceptable levels, the Company’s Asset Liability Management (ALM) team meets regularly to discuss interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements and when necessary uses lower costing wholesale funding sources.  The actions of the ALM team have helped minimize the effect rate changes have had on interest income so that net interest income is not materially and disproportionately impacted during this lower yield environment.  During the first quarter of 2009, the Company sold $10.8 million of lower yielding mortgage loans and used the proceeds to pay off the aforementioned FHLB advance that was scheduled to mature in the second quarter of 2009.  The Company’s proactive attention to interest rate risk should continue to help contain the Company’s net interest income at acceptable levels.

The following table sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	June 30, 2009			June 30, 2008
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$428,079	$6,529	6.12%	$407,208	$6,904	6.82%
Investments	94,535	1,113	4.72	141,728	1,834	5.20
Federal funds sold	10,793	7	0.24	1,268	7	2.21
Interest-bearing deposits	1,419	—	0.10	118	1	2.37
Total interest-earning assets	534,826	7,649	5.74	550,322	8,746	6.39
Non-interest-earning assets	28,615			35,317
Total assets	$563,441			$585,639

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Other interest-bearing deposits	$217,249	$550	1.02%	$197,552	$852	1.73%
Certificates of deposit	172,573	1,588	3.69	180,925	1,980	4.40
Borrowed funds	42,578	569	5.36	70,896	825	4.68
Repurchase agreements	9,837	8	0.33	10,234	13	0.53
Total interest-bearing liabilities	442,237	2,715	2.46	459,607	3,670	3.21
Non-interest-bearing deposits	68,909			65,591
Other non-interest-bearing liabilities	4,373			5,005
Shareholders’ equity	47,922			55,436
Total liabilities and shareholders’ equity	$563,441			$585,639
Net interest income / interest rate spread		$4,934	3.28%		$5,076	3.18%
Net interest margin			3.70%			3.71%

	Six months ended:
	June 30, 2009			June 30, 2008
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$433,412	$13,263	6.17%	$409,151	$13,832	6.80%
Investments	98,488	2,372	4.86	138,110	3,690	5.37
Federal funds sold	6,145	7	0.24	6,721	91	2.73
Interest-bearing deposits	773	—	0.12	135	2	2.69
Total interest-earning assets	538,818	15,642	5.85	554,117	17,615	6.39
Non-interest-earning assets	29,027			34,743
Total assets	$567,845			$588,860

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Other interest-bearing deposits	$212,270	$1,119	1.06%	$194,424	$1,946	2.01%
Certificates of deposit	172,922	3,210	3.74	185,263	4,119	4.47
Borrowed funds	52,387	1,371	5.28	69,796	1,722	4.96
Repurchase agreements	10,098	17	0.33	12,803	81	1.27
Total interest-bearing liabilities	447,677	5,717	2.58	462,286	7,868	3.42
Non-interest-bearing deposits	68,498			66,048
Other non-interest-bearing liabilities	3,873			4,730
Shareholders’ equity	47,797			55,796
Total liabilities and shareholders’ equity	$567,845			$588,860
Net interest income / interest rate spread		$9,925	3.27%		$9,747	2.97%
Net interest margin			3.71%			3.54%

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

•                  national and local economic trends and conditions; and

•                  changes in credit concentrations.

The provision for loan loss was $300,000 for the second quarter of 2009 and $725,000 for the six month period ending June 30, 2009, as compared to $125,000 for the same 2008 quarter and six month periods.  A provision for loan loss was required due to internally classified credit downgrades, weakening economic conditions, plus commercial loan growth during the second quarter of 2009.

The allowance for loan losses was $5,216,000 at June 30, 2009 compared to $4,189,000 at June 30, 2008.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at June 30, 2009 and December 31, 2008”, below.

Other income

In the second quarter of 2009, other (non-interest) income increased $193,000, or 15%, to $1,458,000 from $1,265,000 recorded in second quarter of 2008.  The increase was the result of higher volumes of mortgage origination / refinance activity that has been prevalent throughout 2009.  Most fixed-rate mortgage loan originations are sold into the secondary market with gains of $328,000 recognized during the current year quarter compared to $60,000 recognized during the same 2008 quarter.  A decrease in the volume of deposit overdraft transactions has resulted in an $89,000 decline in service charges on deposit accounts for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

For the six months ended June 30, 2009, other income improved by $210,000, or 8%, compared to the six months ended June 30, 2008.  In the first half of 2009, the Company sold $74,148,000 of residential mortgage loans and recognized gains of $818,000.  Included in these sales were $10,838,000 of loans transferred from the loan and lease portfolio to loans AFS during the first quarter of the current year and simultaneously sold.  Partially offsetting this gain was a non-cash OTTI charge of $326,000 from the investment portfolio.  The OTTI charge is related to the Company’s investment in a pooled trust preferred security.  The carrying value of this security was further written down to its fair market value during the first half of 2009 as management has deemed the additional impairment to be other-than-temporary.  There was no similar OTTI charge during the first half of 2008.  Service charges from deposit accounts declined $220,000, or 15%, due to lower volumes of overdraft transactions.

Other operating expenses

For the quarter ended June 30, 2009, other (non-interest) expenses increased $294,000, or 7%, compared to the quarter ended June 30, 2008.  In the second quarter of 2009, the Company’s FDIC insurance premium was $321,000 greater than the premium incurred in the 2008 quarter.  The increase was caused by the $255,000, 5 basis points on total assets less tier I capital, special assessment imposed by the FDIC to all member-insured banks on June 30, 2009.  The increase in premises and equipment is from added depreciation expense for the new West Scranton branch expansion project that opened in the third quarter of 2008, property insurance and increased equipment maintenance in information technology.

For the six months ended June 30, 2009, non-interest related expenses increased $563,000, or 6%, compared to the six months ended June 30, 2008.  The previously mentioned FDIC special assessment and increased premiums contributed to $383,000 of the increase.  The 2% increase in salary and benefits was due to a full six month of operations of the Company’s

West Scranton branch that was not operational until the third quarter of 2008, a Company’s executive officer was re-employed during the middle of the first quarter of 2008 compared to a full six-month impact in the current year, higher commissions earned on production by our financial services staff, increased health care and partially offset by lower stock-based compensation.  The increase in premises and equipment is from depreciation expense for the new West Scranton branch.  An increase in the level of ORE, as a result of our efforts to resolve non-performing assets, resulted in a $126,000 increase in the costs associated with foreclosure and the resultant operating costs of property ownership.

Provision for income taxes

The provision for income taxes for the three- and six- months ended June 30, 2009 was lower compared to the same periods in 2008 primarily from lower pretax income.

Comparison of financial condition at

June 30, 2009 and December 31, 2008

Overview

Consolidated assets declined $15,265,000, or 3%, during the six months ended June 30, 2009.  The decline was caused by a $39,249,000, or 43%, reduction in total borrowings, partially offset by a $20,561,000, or 4%, increase in total deposits.  The reduction in borrowings was from implementing a de-leveraging strategy, during the first quarter that used the proceeds from the sale of residential mortgage loans to reduce a FHLB advance that was scheduled to mature during the second quarter of 2009.  The increase in deposits was used to reduce overnight borrowings and fund commercial loan growth.

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, AFS or held-to- maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of June 30, 2009, the carrying value of investment securities totaled $77,319,000, or 14% of total assets, compared to $84,187,000, or 15% of total assets, at December 31, 2008.  At June 30, 2009, approximately 14% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, municipal and corporate bonds comprised 40%, 35% and 11%, respectively, of the investment portfolio at June 30, 2009.

During the six months ended June 30, 2009, total investments decreased $6,868,000, net of a $1,444,000 decline in the market value of AFS investments.  The investment securities are comprised of HTM and AFS securities with carrying values of $843,000 and $76,014,000, respectively.  As of June 30, 2009, the AFS debt securities were recorded with a net unrealized loss in the amount of $14,964,000 and equity securities were recorded with an unrealized net gain of $140,000.

A comparison of investment securities at June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
U.S. government agencies	$30,632	39.6	$43,507	51.6
Mortgage-backed securities	10,604	13.7	12,439	14.8
State & municipal subdivisions	27,358	35.4	17,553	20.9
Pooled trust preferred securities	8,263	10.7	10,260	12.2
Equity securities	462	0.6	428	0.5
Total investments	$77,319	100.0	$84,187	100.0

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment, if any, is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

During 2008 and today, uncertainty in the financial markets increased the volatility in fair value estimates for the securities in our investment portfolio.  Compared to year-end 2008, the fair values of securities have declined.  Management believes these changes were due mainly to interest rate changes and liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

At June 30, 2009 and December 31, 2008, the securities with the most significant reductions in fair value and associated estimated unrealized losses were in the Company’s corporate bond portfolio consisting of pooled trust preferred securities issued by banks, thrifts and insurance companies.

Except for the pooled trust preferred securities, fair values of the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities portfolio, management was unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined that the market for these securities is inactive.

The Company owns 13 tranches of pooled trust preferred securities.  The market for these securities at June 30, 2009 is inactive and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007.  There are currently very few market participants who are willing and / or able to transact for these securities.  Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•                  The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at June 30, 2009,

•                  An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•                  The pooled preferred trust securities are classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  Our pooled preferred trust securities valuations were prepared by an independent third party.  Their approach to determine fair value involved the following:

•                  Data about the issue structure as defined in the indenture and the underlying collateral were collected,

•                  The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels and stressed to reflect the current environment),

•                  The default probabilities also considered the potential for 50% correlation among issuers within the same industry (e.g. banks with other banks) and 30% correlation between industries (e.g. banks vs. insurance),

•                  The loss given default was assumed to be 100%,

•                  The cash flows were forecast at no prepayments and zero recovery for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities,

•                  The expected cash flows were discounted at 300 basis points over Libor to calculate the present value of the security,

•                  The effective discount rates on an overall basis range from 3.28% to 16.73% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions, and

•                  The calculations were modeled in ten thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of June 30, 2009, the fair value of one pooled trust preferred security, PreTSL VII, had declined $326,000 below its amortized cost basis and since the present value of the security’s expected cash flows was insufficient to recover the entire amortized cost basis, the security is deemed to have experienced credit related other-than-temporarily impairment and the full amount was charged to current earnings as a component of other income in the consolidated income statement for the six months ended June 30, 2009.  Excluding the impairment, the market value of the Company’s investment in pooled trust preferred securities has declined by $6,040,000 since December 31, 2008.  The Company closely monitors the pooled trust preferred securities market and performs collateral sufficiency and cash flow analyses on at least a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and therefore require additional write-downs and corresponding other-than-temporary charges to current earnings.  There were no OTTI charges recorded during the first six months of 2008.

On July 15, 2009, an issuer in several of the pooled trust preferred securities that the Company owns announced its intent to defer future payment of interest on its pooled trust preferred securities.  After performing initial analysis of the impact of this deferral on cash flow projections, management believes that it is possible for this event to negatively impact the cash flow projections on two of the pooled trust preferred securities owned by the Company.  As of June 30, 2009, the Company’s investment in these two securities, PreTSL V and PreTSL VII, amounted to $276,000 and $777,000 with corresponding fair values of $259,000 and $406,000, respectively.  It appears that these securities’ credit enhanced subordinate collateral will not be sufficient to cover the interest due and therefore it is possible that the Company may be required to charge additional credit related OTTI to current earnings during the third quarter of 2009.  Management is in the process of evaluating the impact of this event.

At June 30, 2009, the AFS debt securities portfolio was carried with a net unrealized loss of $14,964,000 compared to a net unrealized loss of $13,486,000 at December 31, 2008.  Management believes the cause of the unrealized losses is related to changes in interest rates or the limited trading activity due to recent debt market illiquid conditions and is not directly or fully related to credit quality, which is consistent with its past experience.  In addition, the Company has no intent to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost basis.  As of June 30, 2009, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.  For a further discussion on the investment securities portfolio, see note 3, “Investment securities” of the notes to the consolidated financial statements in Part I, Item I, herein.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  Excess stock is typically repurchased from the Company at par if the borrowings decline to a predetermined level.  Throughout most of 2008, the Company earned a return or dividend on the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year-ended December 31, 2008 and the first quarter of 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be the primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Company will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

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

Loans AFS at June 30, 2009 amounted to $2,288,000 with a corresponding fair value of $2,308,000, compared to $84,000 and $85,000, respectively, at December 31, 2008.  During the six months ended June 30, 2009, residential mortgage loans with principal balances of $73,329,000 were sold into the secondary market with net gains of approximately $818,000 recognized.  Included in the sale was $10,838,000 of residential loans transferred from the loan and lease portfolio during the first quarter of 2009.

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

The composition of the loan portfolio at June 30, 2009 and December 31, 2008, is summarized as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%	Variance	%
Real estate:
Commercial	$181,990	42.8	$164,772	37.4	$17,218	10.4
Residential	72,059	17.0	98,510	22.3	(26,451)	(26.9)
Contruction	8,568	2.0	11,427	2.6	(2,859)	(25.0)
Commercial and industrial	79,002	18.5	80,708	18.3	(1,706)	(2.1)
Consumer	83,122	19.6	85,091	19.3	(1,969)	(2.3)
Direct financing leases	403	0.1	444	0.1	(41)	(9.2)
Gross loans	425,144	100.0	440,952	100.0	$(15,808)	(3.6)
Allowance for loan losses	(5,216)		(4,745)
Net loans	$419,928		$436,207

Gross loans decreased from $440,952,000, as of December 31, 2008 to $425,144,000 at June 30, 2009.  The decline was predominately from the transfer from the loan and lease portfolio, to the AFS portfolio, and simultaneous sale of $10,838,000 of residential mortgage loans during the first quarter of 2009.  The balance of the decline is mostly from net pay-downs during the first half of 2009 as borrowers’ sentiment, during this low-rate environment, is to re-finance their existing mortgage and home equity debt into new mortgage loans.  Most of the mortgage loans that were originated in the first half of 2009 were sold on a servicing-retained basis.  New commercial business and relationship emphasis has resulted in an increase in commercial real estate loans of $17,218,000, or 10%.

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

•                  application of historical loss percentages (five-year average) to pools to determine the allowance allocation; and

•                  application of qualitative factor adjustment percentages for trends or estimated future changes in the loan portfolio.

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

Total charge-offs net of recoveries for the six months ending June 30, 2009, were $254,000, compared to $761,000 in the first half of 2008.  The higher level of charge-offs recorded in the previous year resulted primarily from the resolution of an impaired commercial real estate loan and the partial charge-off of a commercial real estate loan for which specific reserves had been allocated.  Commercial real estate loan net charge-offs of $9,000 were recorded during the six months ending June 30, 2009 versus $535,000 at June 30, 2008.  Commercial and industrial loan net charge-offs were $116,000 for the six months ending June 30, 2009 compared to net recoveries of $25,000 in the same period of 2008.  Residential real estate loan net charge-offs totaled $3,000 for the six months ending June 30, 2009 compared to $32,000 in the like period of 2008.  Consumer loan net charge-offs of $126,000 were recorded during the six months ending June 30, 2009 versus $218,000 at June 30, 2008.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

Management believes that the current balance in the allowance for loan losses of $5,216,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but are inherent to the portfolio.  At June 30, 2009, management was unaware of any potential problem loans that have not been reviewed.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more.  However, there could be certain instances which become identified over the upcoming year that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.22% at June 30, 2009 compared to 1.00% at June 30, 2008.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	six months ended	twelve months ended	six months ended
	June 30, 2009	December 31, 2008	June 30, 2008

Balance at beginning of period	$4,745,234	$4,824,401	$4,824,401

Provision charged to operations	725,000	940,000	125,000

Charge-offs:
Real estate:
Commercial	24,932	565,193	553,193
Residential	3,158	44,800	31,870
Commercial and industrial	118,520	168,021	33,836
Consumer	133,617	350,856	236,797
Total	280,227	1,128,870	855,696

Recoveries:
Real estate:
Commercial	15,808	18,020	18,020
Residential	—	97	50
Commercial and industrial	2,075	61,233	58,462
Consumer	7,846	30,353	18,334
Total	25,729	109,703	94,866

Net charge-offs	254,498	1,019,167	760,830

Balance at end of period	$5,215,736	$4,745,234	$4,188,571

Total loans, end of period	$427,432,128	$441,036,694	$418,650,319

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
	June 30, 2009		December 31, 2008		June 30, 2008
Net charge-offs to:
Loans, end of period	0.06%		0.23%		0.18%
Allowance for loan losses	4.88%		21.48%		18.16%
Provision for loan losses	0.35	x	1.08	x	6.09	x

Allowance for loan losses to:
Total loans	1.22%		1.08%		1.00%
Non-accrual loans	0.70	x	1.36	x	1.14	x
Non-performing loans	0.69	x	1.16	x	1.09	x
Net charge-offs	20.49	x	4.66	x	5.51	x

Loans 30-89 days past due and still accruing	$2,360,786		$1,858,481		$2,199,056
Loans 90 days past due and accruing	$180,800		$604,140		$177,431
Non-accrual loans	$7,398,505		$3,493,169		$3,667,929
Allowance for loan losses to loans 90 days or more past due and accruing	28.85	x	7.85	x	23.61	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of June 30, 2009, non-performing assets represented 1.57% of total assets compared to 0.79% at June 30, 2008.  The increase was driven by the higher level of non-accrual loans and ORE at June 30, 2009.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.

The majority of the non-performing assets for the period are attributed to non-accruing commercial real estate loans, non-accruing residential real estate loans and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  At June 30, 2009 non-performing loans were $7,579,000 compared to $4,097,000 at December 31, 2008.  During the first quarter of this year, the Company was notified by a customer of a significant adverse business event causing management to place the customer’s $3,300,000 loan relationship on non-accrual status.  Management does not expect this will have a material impact on income going forward.  Action plans for the resolution of each of the Company’s non-performing loans have been developed and are periodically updated as needed.  There were no restructured loans or repossessed assets at June 30, 2009 or at December 31, 2008.  ORE at June 30, 2009 was $1,199,000 and consisted of four properties of which two had an agreement to sell.  At June 30, 2009, the non-accrual loans aggregated $7,399,000 as compared to $3,493,000 at December 31, 2008.  Additions to the non-accrual component of the non-performing assets totaling $5,009,000 were made during the first six months of the year.  These were partially offset by reductions or payoffs of $681,000, charge-offs of $213,000, $132,000 of transfers to ORE and $77,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing declined to $181,000 at June 30, 2009, from $604,000, at December 31, 2008.  Non-performing loans to net loans were 1.80% at June 30, 2009, and 0.94% at December 31, 2008.  The percentage of non-performing assets to total assets was 1.57% at June 30, 2009, an increase from 0.96% at December 31, 2008, primarily due to the aforementioned increase in the non-accrual loans component.

The 30-89 day past due loans at June 30, 2009 were $2,361,000 and $1,858,000 at December 31, 2008.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2009	December 31, 2008	June 30, 2008

Loans past due 90 days or more and accruing	$180,800	$604,140	$177,431
Non-accrual loans	7,398,505	3,493,169	3,667,929
Total non-performing loans	7,579,305	4,097,309	3,845,360

Other real estate owned	1,199,060	1,450,507	897,036
Total non-performing assets	$8,778,365	$5,547,816	$4,742,396

Net loans including AFS	$422,216,392	$436,291,460	$414,461,748
Total assets	$560,454,208	$575,718,997	$598,563,896
Non-accrual loans to net loans	1.75%	0.80%	0.88%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.07%	1.27%	1.14%
Non-performing assets to total assets	1.57%	0.96%	0.79%
Non-performing loans to net loans	1.80%	0.94%	0.93%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $1,199,000 at June 30, 2009 comprised of four properties, two of which were under an agreement to be sold.  The remaining two properties are listed for sale with a realtor.

Other assets

Pending receivable of securities purchases of $2,632,000 was the primary cause of other assets to increase $3,684,000, or 41%, during the first half of 2009.  The purchases, which included agency and municipal obligations, settled in July 2009.  Further contributing to the increase in other assets, the Company’s deferred tax asset increased $358,000 on further declines in the investment portfolio and mortgage servicing rights increased $436,000 due to high volume of mortgage real estate sales that the Company normally sells into the secondary market on a serving-retained basis.

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

Compared to December 31, 2008 total deposits grew $20,561,000, or 5%, during the six month period ending June 30, 2009.  The growth in total deposits was due to increases in money market, NOW and savings accounts of $17,115,000, or 18%, $6,919,000, or 14%, and $3,159,000, or 8%, respectively, partially offset by lower DDA and CD balances.  The opening of the West Scranton branch during the third quarter of 2008 and bank-wide money market promotions that the Company attempts to customize to personal and non-personal needs of our customers contributed to growth in deposits during the first half of 2009.  On July 20, 2009, the Company closed its Wyoming Avenue, Scranton branch and consolidated with the Financial Center branch located on North Washington Avenue, Scranton.  The consolidation is not expected to have a material effect on the Company’s deposits.

The following table represents the components of deposits as of the date indicated:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Money market	$113,852,919	25.1	$96,738,006	22.3
NOW	57,042,434	12.5	50,123,744	11.6
Savings and club	44,485,585	9.8	41,326,616	9.5
Certificates of deposit	162,400,639	35.8	173,680,915	40.1
CDARS	6,588,600	1.5	—	—
Total interest-bearing	384,370,177	84.7	361,869,281	83.5
Non-interest-bearing	69,503,187	15.3	71,442,651	16.5
Total deposits	$453,873,364	100.0	$433,311,932	100.0

Certificates of deposit of $100,000 or more aggregated $62,800,000 and $74,250,000 at June 30, 2009 and December 31, 2008, respectively.  Certificates of deposit of $250,000 or more aggregated $22,334,000 and $35,108,000 at June 30, 2009 and December 31, 2008.

During the first quarter of 2009, the Company began to use the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance protection for customers who have large deposits that at times exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits are sold at varying terms and interest rates, are originated in our own market place and are placed with other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits we place with network institutions, we can receive from network institutions deposits that are approximately equal in amount of what was placed for our customers.  Deposits that we receive, or reciprocal deposits, from other institutions are considered brokered deposits.  As of June 30, 2009, CDARS represented $6,589,000, or 2%, of total deposits.

Approximately 51% of total CDs are scheduled to mature in 2009.  Renewing CDs may re-price to market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  To help reduce the financial impact of the unpredictable and highly volatile interest rate environment, management will deploy prudent strategies that will diversify the deposit mix across the entire spectrum of products offered.  Although we continue to experience intense competition for deposits, we have not adjusted rates above market levels as we consider cost effective strategies as well as relationship retention and development when setting interest rates on deposit accounts.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.  Repurchase agreements are non-insured interest-bearing liabilities that have a security interest in qualified investment securities of the Bank and are offered through a sweep product.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require to fund daily liquidity needs.  Overnight balances and repurchase agreements are components of short-term borrowings and FHLB advances are components of long-term debt on the consolidated balance sheets.

The following table represents the components of borrowings as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Overnight borrowings	$—	—	$25,668	28.5
Repurchase agreements	7,895	15.5	11,412	12.6
Demand note, U.S. Treasury	985	1.9	1,050	1.2
FHLB advances	42,000	82.6	52,000	57.7
Total borrowings	$50,880	100.0	$90,130	100.0

Borrowings have decreased $39,250,000, or 44%, during the six months ended June 30, 2009.  Overnight borrowings and FHLB advances have declined as a result of the Company’s balance sheet de-leveraging and deposit generation.  The reduction in repurchase agreements was caused by a combination of pricing and the volatile nature of the sweep product.

Accrued interest payable and other liabilities

The $3,261,000 increase in accrued expenses and other liabilities stems from the securities purchase commitments that settled in July 2009.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2009 the Bank maintained a one-year cumulative gap of positive $16.5 million, or 2.95%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2009 (dollars in thousands):

	Interest sensitivity gap at June 30, 2009
	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$4,634	$—	$—	$10,936	$15,570
Investment securities (1)(2)	24,499	4,509	15,373	37,720	82,101
Loans (2)	119,890	64,396	99,761	138,169	422,216
Fixed and other assets	—	8,962	—	31,605	40,567
Total assets	$149,023	$77,867	$115,134	$218,430	$560,454
Total cumulative assets	$149,023	$226,890	$342,024	$560,454

Non-interest bearing transaction deposits (3)	$—	$6,950	$19,113	$43,440	$69,503
Interest-bearing transaction deposits (3)	62,771	—	58,018	94,592	215,381
Time deposits	55,402	76,365	29,190	8,032	168,989
Repurchase agreements	7,895	—	—	—	7,895
Short-term borrowings	986	—	—	(1)	985
Long-term debt	—	—	21,000	21,000	42,000
Other liabilities	—	—	—	6,578	6,578
Total liabilities	$127,054	$83,315	$127,321	$173,641	$511,331
Total cumulative liabilities	$127,054	$210,369	$337,690	$511,331

Interest sensitivity gap	$21,969	$(5,448)	$(12,187)	$44,789

Cumulative gap	$21,969	$16,521	$4,334	$49,123

Cumulative gap to total assets	3.92%	2.95%	0.77%	8.76%

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at June 30, 2009 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2009 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	0.7%	4.5%
Net income	3.7	17.0

Economic value at risk:
Percent change in:
Economic value of equity	(31.6)	0.2
Economic value of equity as a percent of book assets	(2.7)	0.0

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2009, the Company’s risk-based capital ratio was 11.7%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2009 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$19,793	$141	0.7%
+100 basis points	19,574	(78)	(0.4)
Flat rate	19,652	—	—
-100 basis points	20,189	537	2.7
-200 basis points	20,540	888	4.5

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

Derivative Financial Instruments.  As part of the Bank’s overall interest rate risk strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  In October 2006, the Bank entered into an interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The purpose of the hedge is to help protect the Bank’s interest income in the event interest rates decline below a pre-determined contractual interest rate.  The strategy is reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.  For a further discussion on the Bank’s derivative contract, see note 4, “Derivative instruments,” contained within the notes to consolidated financial statements in Part I, Item 1.

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

For the six months ended June 30, 2009, the Company generated approximately $2.8 million of cash.  During this period, the Company’s operations provided approximately $11.7 million primarily from the sales of mortgages AFS net of originations and the investing activities provided approximately $10.4 million from pay-downs of loans and bonds and from the sale of foreclosed properties held-for-sale.  Partially offsetting these cash generators was a use of $19.3 million in financing activities, mostly from the pay-down of total borrowings net of deposit growth.  As of June 30, 2009, the Company maintained $15.6 million of cash and cash equivalents, $76.5 million of investments AFS and $2.3 million of loans AFS.  In addition, as of June 30, 2009 the Company had approximately $168.0 million available to borrow from the FHLB and $30.0 million available from other correspondent banks.  This combined total of $292.4 million represented 52% of total assets at June 30, 2009.  Management believes this level of liquidity to be strong and adequate to support current operations.

Management identified over $20 million in large municipal and corporate deposits that may depart over the next six months and if so, will be replaced with borrowings.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system.  Among other things, this new program provides full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions regardless of the dollar amount.  To protect its depositors, the Company is participating in the TLGP.  Under the TLGP, all depositors who hold funds in non-interest bearing accounts, or interest-bearing accounts with an interest rate of 0.50% or less, including the Lawyers Trust Accounts, will have a temporary unlimited guarantee from the FDIC until December 31, 2009.  TLGP may be extended into 2010 with a higher premium — as much as 50 basis points.  Management has not assessed if the Company will elect the extension and take on the much higher costs.  The coverage of the TLGP is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insures accounts up to $250,000 until the end of 2013 unless extended.

Capital

During the six months ended June 30, 2009, shareholders’ equity increased modestly, or $162,000, due principally from net income generated during the period and issuance of common stock via the Company’s Employee Stock Purchase and Dividend Reinvestment Plans partially offset by increased unrealized net losses in the securities AFS portfolio, the declaration of cash dividends and a decline in the intrinsic value of the Company’s cash flow hedge.

As of June 30, 2009, the Company reported a net unrealized loss of $9,785,000, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $8,831,000 as of December 31, 2008.  The increase in the unrealized loss during the first half of 2009 was caused by the prolonged economic downturn which has created uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios.  Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.  For a further discussion on the fair value determination of the Company’s investment portfolio, see “Investment securities” under the caption “Comparison of financial condition at June 30, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and notes 3 and 5, “Investment securities” and “Fair value measurement” in the notes to the consolidated financial statements, incorporated by reference in Part I, Item 1.

During the second quarter of 2008, the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment (DRP) plans and for general corporate purposes.  The repurchases may be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934.  Management has temporarily suspended repurchase plan activity as a prudent means, in light of the current economic pressures on banking, to preserve and grow the Company’s capital base.  Since the program’s inception, the Company has reacquired (at $27.83 per share) and reissued (at $21.11 per share) 17,500 shares to participants in the Company’s DRP.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the risk-weighting of securities that were recently rated below investment grade, thus significantly inflating the total risk-weighted assets.  Compared to December 31, 2008, the total capital and Tier I capital ratios were reduced by the increase in risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2009, the Company and the Bank met all capital adequacy requirements to which it was subject.

The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2009:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$63,822,538	11.7%	>	$43,735,644	>	8.0%		N/A		N/A
Bank	$63,408,547	11.6%	>	$43,725,036	>	8.0%	>	$54,656,295	>	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$58,543,758	10.7%	>	$21,867,822	>	4.0%		N/A		N/A
Bank	$58,192,706	10.7%	>	$21,862,518	>	4.0%	>	$32,793,777	>	6.0%
Tier I capital
(to average assets)
Consolidated	$58,543,758	10.4%	>	$22,504,276	>	4.0%		N/A		N/A
Bank	$58,192,706	10.4%	>	$22,488,506	>	4.0%	>	$28,110,633	>	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2009.

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 5, 2009, the judges of election made the report concerning the results of balloting.  Holders of 1,642,856 shares of common stock, representing 79% of the total number of shares outstanding, were represented in person or by proxy at the 2009 annual meeting of shareholders.  The following votes were cast:

Election of Class A Directors to serve for a three-year term:

	For	Withhold authority	Abstain
John T. Cognetti	1,632,218	10,638	—
Michael J. McDonald	1,632,523	10,333	—

In addition to the above elected Class A Directors, at the conclusion of its annual meeting, the Company’s Board of Directors consisted of: Steven C. Ackmann, Brian J. Cali and Patrick J. Dempsey as Class C Directors whose term expires in 2010; and Samuel C. Cali, Mary E. McDonald and David L. Tressler, Sr. as Class B directors whose term expires in 2011.  Mr. Samuel C. Cali passed away on May 21, 2009.

Ratification of independent certified public accountants:

	For	Against	Abstain
Parente Randolph, LLC	1,631,841	10,212	803

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

*10.8 Registrant’s 2002 Employee Stock Purchase Plan.  Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.

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

11 Statement regarding computation of earnings per share.  Included herein in Note No. 4, “Earnings per share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

FIDELITY D & D BANCORP, INC.

Date: August 12, 2009	/s/ Steven C. Ackmann
Steven C. Ackmann,
President and Chief Executive Officer

Date: August 12, 2009	/s/ Salvatore R. DeFrancesco, Jr.
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

*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-113339 on Form S-8 filed with the SEC on March 5, 2004.	*

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

*

10.14 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount

Bank and Daniel J. Santaniello, dated February 28, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.	*

11 Statement regarding computation of earnings per share.	14

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	43

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	44

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	45

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	46

* Incorporated by Reference