Form 10-Q
period 2009-09-30
FIDELITY D & D BANCORP INC
filed 2009-11-12
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________________

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

☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. at October 30, 2009, the latest practicable date, was 2,093,313 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2009

Index

PART I – Financial Information
Item 1: Financial Statements
FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Assets:
Cash and due from banks	$11,725,108	$12,335,905
Federal funds sold	5,563,000	-
Interest-bearing deposits with financial institutions	344,073	435,242

Total cash and cash equivalents	17,632,181	12,771,147

Available-for-sale securities	82,401,730	83,278,132
Held-to-maturity securities	740,387	909,447
Federal Home Loan Bank Stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of $6,724,857 in 2009; $4,745,234 in 2008)	420,833,765	436,207,460
Loans available-for-sale (fair value $893,873 in 2009; $85,312 in 2008)	881,109	84,000
Bank premises and equipment, net	15,514,474	16,056,362
Cash surrender value of bank owned life insurance	9,038,561	8,807,784
Other assets	10,268,397	8,929,917
Accrued interest receivable	2,543,333	2,443,141
Foreclosed assets held-for-sale	1,364,397	1,450,507

Total assets	$565,999,434	$575,718,997

Liabilities:
Deposits:
Interest-bearing	$403,268,503	$361,869,281
Non-interest-bearing	73,990,068	71,442,651

Total deposits	477,258,571	433,311,932

Accrued interest payable and other liabilities	3,338,059	3,316,710
Short-term borrowings	5,238,457	38,129,704
Long-term debt	32,000,000	52,000,000

Total liabilities	517,835,087	526,758,346

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,093,313 in 2009; and 2,075,182 shares issued and 2,062,927 shares outstanding in 2008)	19,775,652	19,410,306
Treasury stock, at cost (no shares in 2009; 12,255 shares in 2008)	-	(351,665)
Retained earnings	35,336,330	38,126,250
Accumulated other comprehensive loss	(6,947,635)	(8,224,240)

Total shareholders' equity	48,164,347	48,960,651

Total liabilities and shareholders' equity	$565,999,434	$575,718,997

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest income:
Loans and leases:
Taxable	$6,435,487	$6,811,968	$19,353,099	$20,396,282
Nontaxable	110,566	93,454	338,828	256,860
Interest-bearing deposits with financial institutions	89	606	537	2,408
Investment securities:
U.S. government agency and corporations	534,629	1,047,561	1,852,457	3,584,878
States and political subdivisions (nontaxable)	318,299	170,098	787,208	469,330
Other securities	50,994	295,753	393,502	976,447
Federal funds sold	3,422	-	10,781	91,133

Total interest income	7,453,486	8,419,440	22,736,412	25,777,338

Interest expense:
Deposits	1,949,402	2,598,805	6,279,307	8,663,941
Securities sold under repurchase agreements	5,872	11,545	22,427	92,141
Other short-term borrowings and other	1,446	142,954	27,991	256,625
Long-term debt	1,075,934	786,989	2,420,466	2,395,484

Total interest expense	3,032,654	3,540,293	8,750,191	11,408,191

Net interest income	4,420,832	4,879,147	13,986,221	14,369,147

Provision for loan losses	3,125,000	130,000	3,850,000	255,000

Net interest income after provision for loan losses	1,295,832	4,749,147	10,136,221	14,114,147

Other income (loss):
Service charges on deposit accounts	676,107	715,528	1,956,755	2,216,127
Fees and other service charges	428,049	451,382	1,407,538	1,344,020
Gain (loss) on sale or disposal of:
Loans	139,451	64,778	957,777	215,974
Investment securities	-	16,775	-	25,428
Premises and equipment	(34,617)	(34,674)	(41,241)	(35,658)
Foreclosed assets held-for-sale	7,780	33,685	33,667	42,794
Write-down of foreclosed assets held-for-sale	(77,560)	-	(77,560)	-
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(6,468,236)	(403,031)	(6,794,331)	(403,031)
Non-credit related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	4,036,470	-	4,036,470	-
Net impairment losses on investment securities recognized in earnings	(2,431,766)	(403,031)	(2,757,861)	(403,031)
Total other (loss) income	(1,292,556)	844,443	1,479,075	3,405,654

Other expenses:
Salaries and employee benefits	2,502,818	2,474,969	7,495,167	7,364,817
Premises and equipment	874,028	813,380	2,685,343	2,385,489
Advertising	117,897	242,937	396,290	579,641
Other	1,614,552	1,141,368	3,933,271	3,179,996

Total other expenses	5,109,295	4,672,654	14,510,071	13,509,943

(Loss) income before income taxes	(5,106,019)	920,936	(2,894,775)	4,009,858

(Credit) provision for income taxes	(1,895,339)	179,821	(1,421,306)	975,850

Net (loss) income	$(3,210,680)	$741,115	$(1,473,469)	$3,034,008

Per share data:
Net (loss) income - basic	$(1.55)	$0.35	$(0.71)	$1.46
Net (loss) income – diluted	$(1.55)	$0.35	$(0.71)	$1.46
Dividends	$0.25	$0.25	$0.75	$0.75

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2009 and 2008

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2007	2,072,929	$19,223,363	-	$-	$36,564,157	$(596,226)	$55,191,294
Total comprehensive income (loss):
Net income					3,034,008		3,034,008
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and tax effects						(5,957,194)	(5,957,194)
Change in cash flow hedge intrinsic value						96,383	96,383
Comprehensive loss							(2,826,803)
Issuance of common stock through Employee Stock Purchase Plan	2,253	57,891					57,891
Stock-based compensation expense		129,052					129,052
Purchase of treasury stock			(13,000)	(379,810)			(379,810)
Cash dividends declared					(1,553,635)		(1,553,635)

Balance, September 30, 2008 (unaudited)	2,075,182	$19,410,306	(13,000)	$(379,810)	$38,044,530	$(6,457,037)	$50,617,989

Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Cumulative effect of change in accounting
principle, adoption of FASB ASC 320-10					350,720	(350,720)	-
Total comprehensive income:
Net loss					(1,473,469)		(1,473,469)
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and tax effects						4,852,351	4,852,351
Non-credit related impairment losses on
investment securities not expected to be sold,
net of tax						(2,664,070)	(2,664,070)
Change in cash flow hedge intrinsic value						(560,956)	(560,956)
Comprehensive income							153,856
Issuance of common stock through Employee Stock
Purchase Plan	1,701	40,569					40,569
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Dividends reinvested through Dividend
Reinvestment Plan	16,430	320,269	14,755	408,170	(112,329)		616,110
Stock-based compensation expense		4,508					4,508
Cash dividends declared					(1,554,842)		(1,554,842)

Balance, September 30, 2009 (unaudited)	2,093,313	$19,775,652	-	$-	$35,336,330	$(6,947,635)	$48,164,347

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(1,473,469)	$3,034,008
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,130,120	442,338
Provision for loan losses	3,850,000	255,000
Deferred income tax expense	(1,211,999)	158,834
Stock-based compensation expense	4,508	129,052
Loss from investment in limited partnership	40,961	60,300
Proceeds from sale of loans available-for-sale	90,195,545	42,687,143
Originations of loans available-for-sale	(79,702,670)	(11,163,004)
Write-down of foreclosed assets held-for-sale	77,560	-
Increase in cash surrender value of life insurance	(230,777)	(239,905)
Net gain on sale of loans	(957,777)	(215,974)
Net gain on sale of investment securities	-	(25,428)
Net gain on sale of foreclosed assets held for sale	(33,667)	(42,794)
Loss on disposal of equipment	41,241	35,658
Other-than-temporary impairment on securities	2,757,861	403,031
Change in:
Accrued interest receivable	(285,893)	(35,235)
Other assets	(1,262,594)	(1,625,694)
Accrued interest payable and other liabilities	22,564	130,552

Net cash provided by operating activities	12,961,514	33,987,882

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	169,017	201,209
Available-for-sale securities:
Proceeds from sales	-	48,402,449
Proceeds from maturities, calls and principal pay-downs	30,396,495	30,445,671
Purchases	(28,383,313)	(51,961,087)
Net decrease in FHLB stock	-	(1,467,800)
Net increase in loans and leases	(85,653)	(37,941,827)
Acquisition of bank premises and equipment	(808,304)	(3,662,291)
Proceeds from sale of bank premises and equipment	-	600
Proceeds from sale of foreclosed assets held-for-sale	510,554	262,406

Net cash provided by (used in) investing activities	1,798,796	(15,720,670)

Cash flows from financing activities:
Net increase in deposits	43,946,639	9,723,176
Net decrease in short-term borrowings	(32,891,247)	(22,570,040)
Repayments of long-term debt	(20,000,000)	(637,016)
Purchase of treasury stock	(56,505)	(321,105)
Proceeds from employee stock purchase plan	40,569	57,891
Dividends paid, net of dividends reinvested	(938,732)	(1,553,635)

Net cash used in financing activities	(9,899,276)	(15,300,729)

Net increase in cash and cash equivalents	4,861,034	2,966,483

Cash and cash equivalents, beginning	12,771,147	10,408,816

Cash and cash equivalents, ending	$17,632,181	$13,375,299

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

In the opinion of management, the consolidated balance sheets as of September 30, 2009 and December 31, 2008 and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2009 and 2008 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2009 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, management was unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined the market for these securities to be inactive.  In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.  As of September 30, 2009 and December 31, 2008, loans classified as AFS consisted of residential mortgages.

2.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 (FASB ASC 105-10), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168) (FASB ASC 105-10).  SFAS 168 (FASB ASC 105-10) establishes the FASB Accounting Standards Codification (codification) as the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related accounting literature.  The codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph.  The paragraph level is the only level that contains substantive content.  Citing particular content in the codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  SFAS 168, (FASB ASC 105-10) is effective for interim and annual periods ending after September 15, 2009 and has impacted the Company’s financial statements only to the extent that references to authoritative accounting literature are now referenced in accordance with FASB ASC 105-10.  Accordingly, where deemed necessary, the balance of this report will reference the Accounting Standards Codification (ASC).

On January 1, 2009, the Company adopted FASB ASC 350-30-35, Determination of the Useful Life of Intangible Assets, which provides guidance on the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10, Goodwill and Other Intangible Assets.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  FASB ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008, and is immaterial as it relates to the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities that provides guidance on the disclosure requirements of derivative instruments and hedging activities.  The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of FASB ASC 815-10-50 had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued.  The requirements of the subsequent events standard are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FASB ASC 855-10 had no impact on the Company’s consolidated financial statements.

Prior to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, in June 2009, the FASB issued SFAS No. 166 (Not yet reflected in FASB ASC), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (FASB ASC 860-10).  SFAS No. 166 makes several significant amendments to SFAS No. 140 (FASB ASC 860-10), including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140 (FASB ASC 860-10).  SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  The provisions of SFAS No. 166 are effective for interim and annual reporting periods that begin after November 15, 2009.  The adoption of the provisions of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial statements.

Prior to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, in June 2009, the FASB issued SFAS No. 167 (Not yet reflected in FASB ASC), Amendments to FASB Interpretation No. 46(R) (FASB ASC 810-10).  SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (VIE) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The provisions of SFAS No. 167 are effective for interim and annual reporting periods that begin after November 15, 2009.  The adoption of the provisions of SFAS No. 167 is not expected to have an impact on the Company’s consolidated financial statements.

Additional accounting pronouncements recently adopted are discussed where applicable in the notes to the consolidated financial statements.

3. Investment securities

The amortized cost and fair value of investment securities at September 30, 2009 and December 31, 2008 are summarized as follows (dollars in thousands):

	September 30, 2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$740	$56	$-	$796

Available-for-sale securities:
U.S. government agencies and corporations	$36,175	$177	$1,356	$34,996
Obligations of states and political subdivisions	28,365	1,409	10	29,764
Corporate bonds:
Pooled trust preferred securities	19,300	-	11,461	7,839
Mortgage-backed securities	8,836	521	-	9,357

Total debt securities	92,676	2,107	12,827	81,956

Equity securities	322	143	19	446

Total available-for-sale	$92,998	$2,250	$12,846	$82,402

	December 31, 2008
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
Mortgage-backed securities	$909	$31	$-	$940

Available-for-sale securities:
U.S. government agencies and corporations	$45,824	$134	$2,451	$43,507
Obligations of states and political subdivisions	18,009	97	553	17,553
Corporate bonds:
Pooled trust preferred securities	21,415	-	11,155	10,260
Mortgage-backed securities	11,088	442	-	11,530

Total debt securities	96,336	673	14,159	82,850

Equity securities	322	122	16	428

Total available-for-sale	$96,658	$795	$14,175	$83,278

The amortized cost and fair value of debt securities at September 30, 2009 and December 31, 2008 by contractual maturity are summarized below (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amortized	Market	Amortized	Market
	cost	value	cost	value
Held-to-maturity securities:
Mortgage-backed securities	$740	$796	$909	$940

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	-	-
Due after five years through ten years	6,273	6,331	10,649	10,706
Due after ten years	77,567	66,268	74,599	60,614
Total debt securities	83,840	72,599	85,248	71,320

Mortgage-backed securities	8,836	9,357	11,088	11,530

Total available-for-sale debt securities	$92,676	$81,956	$96,336	$82,850

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agencies and corporations	$7,019	$73	$4,454	$1,283	$11,473	$1,356
Obligations of states and political subdivisions	-	-	2,615	10	2,615	10
Corporate bonds:
Pooled trust preferred securities	-	-	7,839	11,461	7,839	11,461
Total debt securities	7,019	73	14,908	12,754	21,927	12,827
Equity securities	112	12	70	7	182	19
Total securities	$7,131	$85	$14,978	$12,761	$22,109	$12,846
Number of securities	8		19		27

	December 31, 2008
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agencies and corporations	$12,506	$1,878	$5,145	$573	$17,651	$2,451
Obligations of states and political subdivisions	8,154	496	1,455	57	9,609	553
Corporate bonds:
Pooled trust preferred securities	2,235	2,352	8,025	8,803	10,260	11,155
Mortgage-backed securities	17	-	-	-	17	-
Total debt securities	22,912	4,726	14,625	9,433	37,537	14,159
Equity securities	-	-	60	16	60	16
Total securities	$22,912	$4,726	$14,685	$9,449	$37,597	$14,175
Number of securities	20		22		42

In the table above, the unrealized losses on mortgage-backed securities were less than $1,000 in 2008.

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary-impairment (OTTI).  During the second quarter of 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date.  Under these circumstances as required by the guidance, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit-related OTTI is based on other factors effecting market conditions, including illiquidity.  Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of non-credit related OTTI recognized in OCI.  Non-credit-related OTTI recognized in earnings prior to April 1, 2009 has been reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

The Company’s OTTI evaluation process also follows the guidance of FASB ASC 320-10, Investments - Debt and Equity Securities and FASB ASC 325-40, Investments – Other - Beneficial Interests in Securitized Financial Assets.  This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in securities portfolios.  The requirements of this guidance are effective for reporting periods ending after December 15, 2008.  This guidance also eliminates the requirement that a holder’s best estimate of cash flows is based upon those that a market participant would use.  Instead, the guidance requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types discussed below where no OTTI is considered necessary at September 30, 2009, the Company applied the criteria provided in the recognition and presentation of OTTI guidance.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.

U.S. government agencies and corporations
The agency securities consist of medium and long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).  These securities are fixed-rate issues, have varying mid- to long-term maturity dates and have contractual cash flows guaranteed by agencies of the U.S. government.  In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness.

Agency guaranteed mortgage-backed securities
The agency mortgage-backed securities are comprised largely of fixed-rate residential mortgage-backed securities issued by FNMA or FHLMC.  They have mid- to long-term maturity dates and have contractual cash flows guaranteed by agencies of the U.S. Government.  In the latter half of 2008, the U.S. government provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness.

Obligations of states and political subdivisions
The municipal securities are rated as investment grade by various credit rating agencies and are at fixed rates with mid- to long-term maturities.  Fair values of these securities are highly driven by interest rates.  Management performs ongoing credit quality reviews on these issues.

In the above three securities types, the decline in fair value is attributable to changes in interest rates and not credit quality.  As such, no OTTI is considered necessary for these securities at September 30, 2009.

Pooled trust preferred securities
A Pooled Trust Preferred Collateralized Debt Obligation (CDO) is a type of investment security collateralized by trust preferred securities (TPS) issued by banks, insurance companies and REITs.  The primary collateral type is a TPS issued by a bank.  A TPS is a hybrid security with both debt and equity characteristics such as the ability to voluntarily defer interest payments for up to 20 consecutive quarters.  A TPS is a junior security in the capital structure of the issuer.

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

Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads; and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in 2009 credit-related OTTI be recorded on five holdings of these securities all of which are in the AFS securities portfolio.  The following table summarizes the amount of credit-related OTTI recognized in earnings under the new guidance for 2009 and the amount of credit- and non-credit related OTTI recognized in earnings under the former guidance for 2008 by security during the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Pooled trust preferred securities:
PreTSL VII, Mezzanine	$325	$397	$651	$397
PreTSL IX, B1, B3	690	-	690	-
PreTSL XV, B1	154	-	154	-
PreTSL XVI, C	756	-	756	-
PreTSL XXV, C1	507	-	507	-
Equity securities	-	6	-	6
Total	$2,432	$403	$2,758	$403

The following table is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Three months ended			Nine months ended
	September 30, 2009			September 30, 2009
	HTM	AFS	Total	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(224)	$(224)	$-	$(429)	$(429)
Reduction - cumulative effect of accounting change	-	-	-	-	531	531
Additions for credit-related OTTI not previously recognized	-	(2,107)	(2,107)	-	(2,107)	(2,107)
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(325)	(325)		(651)	(651)
Ending balance of credit-related OTTI	$-	$(2,656)	$(2,656)	$-	$(2,656)	$(2,656)

To determine the ending balance of credit-related OTTI, the Company used discounted present value cash flow analysis and compared the results with the bond’s face value.  The analysis considered the following assumptions: the discount rate which equated to the discount margin for each tranche (credit spread) at the time of purchase which was then added to the appropriate three-month libor forward rate obtained from the forward libor curve; historical average default rates obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991 increased by a factor of three and rolled forward to project a rate of default of approximately one-third; the default rate was reduced by the actual deferrals / defaults experienced in all preferred term securities for the full year 2008 and the first half of 2009; the remaining 10% estimated default rate was then stratified with higher default rates occurring in the beginning regressing to normal in 2011 with an estimated 15% recovery by way of a two year lag; and no prepayments with receipt of principal at maturity.  The present value of PreTSL VII as modeled resulted in cash flow of $777,000 as of April 1, 2009, or approximately $224,000 below the bond’s face value of $1,001,000.  Upon adoption, the recognition and presentation of OTTI guidance in the second quarter of 2009, and as a result of the credit-related OTTI determination as explained, the $531,000 non-credit related portion of OTTI that existed prior to April 1, 2009, or $351,000 after tax, was reclassified from retained earnings to OCI as a cumulative effect adjustment.

As of September 30, 2009, the book value of the Company’s pooled trust preferred securities amounted to $19,300,000 with an estimated fair value of $7,839,000 compared to $21,415,000 and $10,260,000, respectively as of December 31, 2008.

Two of the Company’s initial mezzanine holdings (PreTSLs IV and V) are now senior tranches and the remainders are mezzanine tranches.  As of September 30, 2009, none of the pooled trust preferred securities were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any pooled trust preferred security consisted of a security issued by any one bank and 4% for insurance companies.  As of September 30, 2009, management estimates the subordination in the Company’s tranches ranging from 0% to 18.9% of the current performing collateral.  The following table provides additional information with respect to the Company’s pooled trust preferred securities:

						Current		Actual		Excess	Effective
						number		deferrals		subordination *	subordination **
						of	Actual	and defaults		as a % of	as a % of
					Moody's /	banks /	deferrals	as a % of	Excess	current	current
		Book	Fair	Unrealized	Fitch	insurance	and defaults	current	subordination	performing	performing
Deal	Class	value	value	loss	ratings	companies	$(000)	collateral	$(000)	collateral	collateral
Pre TSL IV	Mezzanine	$609,971	$458,454	$(151,517)	Ca / B	6 / -	18,000	27.1	9,718	18.9	33.1
Pre TSL V	Mezzanine	275,503	194,477	(81,026)	Ba3 / A	4 / -	18,950	43.1	None	N/A	N/A
Pre TSL VII	Mezzanine	453,186	275,952	(177,234)	Ca / CC	20 / -	138,000	60.8	None	N/A	N/A
Pre TSL IX	B-1,B-3	2,810,338	1,517,600	(1,292,738)	Ca / CC	49 / -	118,480	26.3	None	N/A	0.4
Pre TSL XI	B-3	2,390,079	1,203,750	(1,186,329)	Ca / CC	65 / -	107,250	17.8	None	N/A	12.0
Pre TSL XV	B-1	1,359,562	506,421	(853,141)	Ca / CC	63 / 9	131,550	22.0	None	N/A	3.9
Pre TSL XVI	C	1,808,881	523,756	(1,285,125)	Ca / CC	50 / 8	157,150	25.9	None	N/A	2.9
Pre TSL XVII	C	997,495	262,918	(734,577)	Ca / CC	51 / 8	81,960	17.0	None	N/A	10.7
Pre TSL XVIII	C	999,718	293,417	(706,301)	Ca / CCC	69 / 14	134,031	19.8	None	N/A	8.8
Pre TSL XIX	C	2,527,613	798,130	(1,729,483)	Ca / CC	60 / 14	103,000	14.7	None	N/A	14.1
Pre TSL XXIV	B-1	2,190,737	681,711	(1,509,026)	Caa3 / BB	80 / 13	299,300	28.5	None	N/A	17.6
Pre TSL XXV	C-1	506,673	78,441	(428,232)	Ca / C	64 / 9	264,100	30.1	None	N/A	0.8
Pre TSL XXVII	B	2,369,969	1,043,561	(1,326,408)	B3 / BB	42 / 7	65,300	20.0	14,001	5.4	26.9
		$19,299,725	$7,838,588	$(11,461,137)

* Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.

**Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default at the next payment in order to trigger a loss of principal or interest.  This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at September 30, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; below.

4.  Earnings (loss) per share

Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common stock outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings (loss) of the Company.  The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.  There were no potentially dilutive shares outstanding at September 30, 2009 and 85 potentially dilutive shares outstanding at September 30, 2008.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  There were no potentially dilutive shares outstanding as of September 30, 2009 because the average share price of the Company’s common stock during the nine months ended September 30, 2009 was below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see note 5, “Stock plans,” below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Nine months ended September 30,	2009	2008

Net income (loss) available to common shareholders	$(1,473,469)	$3,034,008
Weighted-average common shares outstanding	2,075,181	2,071,242
Basic EPS	$(0.71)	$1.46

Diluted EPS:
Net income (loss) available to common shareholders	$(1,473,469)	$3,034,008
Weighted-average common shares outstanding	2,075,181	2,071,242
Potentially dilutive common shares	-	85
Weighted-average common shares and dilutive potential shares	2,075,181	2,071,327
Diluted EPS	$(0.71)	$1.46

5.  Stock plans

The Company has two stock-based compensation plans (the stock option plans) and applies the fair value method of accounting for stock-based compensation provided under the guidelines of FASB ASC 718-10, Share Based Payment.  The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the nine months ended September 30, 2009 and 2008.  As of September 30, 2009, there were 27,400 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, 2,000 stock options were issued under this plan at a weighted-average grant-date fair value of $4.85 per share.  The Company uses the Black-Scholes Option Pricing Valuation Model to determine the fair value of awarded options on the date of grant.  The model considers expected volatility, expected dividends, risk-free interest rate and the expected term.  As of September 30, 2009, there were 10,190 unexercised stock options outstanding under this plan.

The following tables illustrate stock-based compensation expense recognized during the three- and nine months ended September 30, 2009 and 2008.  There was no unrecognized stock-based compensation expense as of September 30, 2009,   September 30, 2008 and December 31, 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation expense:
Director's Plan	$-	$-	$-	$90,550
Incentive Plan	-	2,314	-	35,562

Total stock-based compensation expense	$-	$2,314	$-	$126,112

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees may elect to purchase the Company’s capital stock at a discounted price based on the fair market value of the Company’s capital stock on either the commencement date or termination date.  At September 30, 2009, 12,271 shares have been issued under the ESPP.  Under the guidelines required by share based payments, the Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the nine months ended September 30, 2009 and 2008, compensation expense related to the ESPP approximated $5,000 and $3,000, respectively, and is included as components of salaries and employee benefits in the consolidated statements of income.

6.  Derivative instruments

As part of its overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge at the time of purchase.  The Company has designated this agreement as a cash flow hedge pursuant to the implementation of FASB ASC 815-20, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately ($561,000) and $96,000 for the nine months ended September 30, 2009 and 2008, respectively, is recorded as a component of other comprehensive income (loss) (OCI) in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $2,000 and $12,000 for the nine months ended September 30, 2009 and 2008, respectively, is recorded in the consolidated statements of income as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of September 30, 2009.  Also, as of September 30, 2009 and December 31, 2008, the fair value of the derivative contract approximated $73,000 and $636,000, respectively, and is recorded as a component of other assets in the consolidated balance sheets.  As of September 30, 2009, the Company expects to close out the residual net value of the derivative, or approximately $29,000, from other assets and OCI to earnings during the fourth quarter in concert with the contract’s expiration date.  The following table illustrates the present value, intrinsic value and time value components of the Company’s derivative contract and the financial statement impact of the change in the fair value for the periods indicated:

	Nine months ended or as of September 30,
	Present	Intrinsic	Time
	value	value	value
	Balance	Balance	Income
	sheet	sheet	statement
	Other assets	OCI	Interest income
2009
Beginning Balance	$635,839	$606,492

Change in fair value	(562,499)	(560,956)	(1,543)

Balance September 30, 2009	$73,340	$45,536

2008
Beginning Balance	$440,593	$385,741

Change in fair value	84,402	96,383	(11,981)

Balance September 30, 2008	$524,995	$482,124

As a result of the low national prime rate relative to the contract’s strike rate, the Company earned $683,000 and $353,000 for the nine months ended September 30, 2009 and 2008, respectively and $230,000 and $141,000 for the three months ended September 30, 2009 and 2008, respectively, and is included as a component of interest income from loans in the consolidated income statements.  The contract expired early in the fourth quarter of 2009.

The use of derivative instruments exposes the Company to credit risk in the event of non-performance by the agreement’s counterparty to the derivative instrument.  In the event of default by the counterparty, the Company would have been subject to an economic loss that corresponded to the cost to replace the agreement.  The Company controlled the credit risk associated with the derivative instrument by engaging counterparties with high credit ratings, establishing counterparty exposure limits and monitoring procedures.

7.  Fair value measurements

On April 9, 2009, the FASB issued ASC 820-10-35, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments.  The Company adopted the guidance under these topics in the second quarter of 2009.

This topic provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  The requirements of fair value measurement also call for additional disclosures on fair value measurements and provide additional guidance on circumstances that may indicate that a transaction is not orderly.

On January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The guidelines of fair value reporting establishes a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

Adoption of the requirements of the fair value measurement under generally accepted account principles did not have an impact on the Company’s financial statements.

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting.  This is done for AFS securities, loans AFS and derivatives.  Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as impaired loans.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of September 30, 2009 and December 31, 2008 (dollars in thousands):

		Fair value measurements at September 30, 2009:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government agencies and corporations	$34,996	$-	$34,996	$-
Obligations of states and political subdivisions	29,764	-	29,764	-
Corporate bonds:
Pooled trust preferred securities	7,839	-	-	7,839
Mortgage-backed securities	9,357	-	9,357	-
Equity securities	446	446	-	-
Total available-for-sale securities:	82,402	446	74,117	7,839
Loans available-for-sale	881	-	881	-
Derivative instrument	73	-	73	-
Total	$83,356	$446	$75,071	$7,839

		Fair value measurements at December 31, 2008:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government agencies
and corporations	$43,507	$-	$43,507	$-
Obligations of states and
political subdivisions	17,553	-	17,553	-
Corporate bonds:
Pooled trust preferred securities	10,260	-	-	10,260
Mortgage-backed securities	11,530	-	11,530	-
Equity securities	428	428	-	-
Total available-for-sale securities:	83,278	428	72,590	10,260
Loans available-for-sale	84	-	84	-
Derivative instrument	636	-	636	-
Total	$83,998	$428	$73,310	$10,260

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are considered Level 3 inputs.  For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at September 30, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Loans AFS are measured for fair value from quotes received through secondary market sources, i.e., FNMA or FHLB, who provide pricing for similar assets with similar terms in actively traded markets.  In the above table, loans AFS reflect the carrying value which is the lower of cost or market value.  The derivative instrument, included in other assets, is measured at fair value from pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	nine months ended	twelve months ended
	September 30, 2009	December 31, 2008
Assets:
Balance at beginning of period	$10,260	$16,335
Realized / unrealized gains (losses):
in earnings	(2,758)	(430)
in comprehensive income (loss)	(306)	(9,958)
Purchases, sales, issuances and settlements,
amortization and accretion, net	643	4,313
Balance at end of period	$7,839	$10,260

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of September 30, 2009 and December 31, 2008 (dollars in thousands):

Fair value measurements at September 30, 2009 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,147	$13	$2,280	$854

Fair value measurements at December 31, 2008 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,942	$12	$1,136	$794

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

Fair value measurement disclosures are now required for interim periods in addition to the annual disclosures.  Accordingly, a summary of the carrying values and estimated fair values of certain financial instruments as required by the guidelines follows as of the periods indicated (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$17,632	$17,632	$12,771	$12,771
Held-to-maturity securities	740	796	910	940
Available-for-sale securities	82,402	82,402	83,278	83,278
FHLB stock	4,781	4,781	4,781	4,781
Loans and leases	420,834	420,839	436,207	438,838
Loans available-for-sale	881	894	84	85
Accrued interest	2,543	2,543	2,443	2,443

Financial liabilities:
Deposit liabilities	477,258	474,357	433,312	436,011
Short-term borrowings	5,238	5,238	38,130	38,130
Long-term debt	32,000	35,427	52,000	57,230
Accrued interest	1,000	1,000	1,390	1,390

On-balance sheet derivative instrument
Cash flow hedge	73	73	636	636

The following summarizes the methodology used to determine estimated fair values in the above table:

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

Securities:  With the exception of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The fair values of pooled trust preferred securities is determined based on a present value technique (income valuation) as described under the caption “Investment securities” of the comparison of financial condition at September 30, 2009 and December 31, 2008 in Part I, Item II, below.

FHLB stock, or restricted regulatory equity, is carried at cost, which approximates fair value.

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

8.  Subsequent Events

Pursuant to the requirements for disclosing events after September 30, 2009, reportable events have been evaluated through November 12, 2009, which is the date the financial statements were available to be issued.  Through that date, there were no events requiring disclosure.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2009 compared to December 31, 2008 and the results of operations for the three- and nine month periods ended September 30, 2009 and 2008.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2008 Annual Report filed on Form 10-K.

Forward-looking statements

Certain of the matters discussed in this Interim Report on Form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
▪
the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

▪
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;

▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	deteriorating economic conditions
▪	acts of war or terrorism; and
▪	disruption of credit and equity markets.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of loans and securities AFS, net gains or losses from sales of foreclosed properties held-for-sale, write-down to market value of foreclosed properties held-for-sale and from other-than-temporary-impairment (OTTI) charges on investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

Comparison of the results of operations
Three and nine months ended September 30, 2009 and 2008

Overview

The Company recorded a net loss of $3,211,000 for the third quarter of 2009 compared to net income of $741,000 recorded in the same quarter of 2008.  Diluted (loss) earnings per share were ($1.55) and $0.35 for each of the respective quarters.  For the nine months ended September 30, 2009, net loss was $1,473,000, or ($0.71) per share, compared to net income of $3,034,000, or $1.46 per share, for the nine months ended September 30, 2008.  The decrease in earnings was due to an increase in the provision for loan losses of $2,995,000 and $3,595,000, during the quarter and year-to-date periods, respectively, and a decrease in non-interest income from higher levels of non-cash credit-related OTTI charges from the pooled trust preferred securities portfolio of $2,029,000 and $2,355,000, respectively, recorded during the comparative periods.  Net interest income declined in both the third quarter and for the nine months ended September 30, 2009 compared to the same periods of 2008.  During the third quarter of 2009, the Company paid off two of its $5.0 million FHLB advances and incurred a $0.5 million interest penalty.  Non-interest expense increased 9% and 7%, respectively.  These items were partially offset by higher gains recognized from mortgage banking services in the form of sales of mortgage loans in the three- and nine- month periods ended September 30, 2009 compared to the same periods of 2008.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were -2.25% and -25.75%, respectively, for the three months ended September 30, 2009 compared to 0.50% and 5.63%, respectively, for the same period in 2008.  For the nine months ended September 30, 2009, ROA and ROE were -0.35% and -4.07%, respectively, compared to 0.69% and 7.42% for the same periods in 2008.  The decrease in both ROA and ROE is attributable to lower earnings.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $458,000, or 9%, to $4,421,000 for the third quarter of 2009, from $4,879,000 recorded in the same period of 2008.  During the current quarter, the Company paid off $10.0 million of long-term Federal Home Loan Bank (FHLB) advances that were scheduled to mature during the third quarter of 2010 and by doing so incurred approximately $0.5 million of prepayment interest penalties that are included in interest expense.  The paid-off advances carried a weighted-average rate of 6.12% and the deleveraging strategy is immediately accretive to income.  Compared to 2008, the Company reduced its average balance of FHLB advances by $20.4 million and short-term overnight borrowings by approximately $23.7 million.  The FHLB advances were supplanted by growth in average deposits which were also used to help reduce the Company’s dependence on short-term borrowings.  In this low interest-rate environment, the Company may explore and execute other deleveraging opportunities that management deems prudent for earnings and capital enhancement.  Further contributing to the decline in net interest income was a combination of: a 50 basis point decline in yields from earning-assets, mostly in the commercial loan and investment portfolios partially offset by a 35 basis point decline on interest-bearing liabilities primarily from a decrease in rates paid on deposits.

During the third quarter of 2009, the Company’s tax-equivalent margin and spread were 3.43% and 2.95%, respectively, compared to 3.62% and 3.10% during the third quarter of 2008.  The reduction in spread was caused by lower yields earned on interest-earning assets as well as the early pay-off of the FHLB advances.  The decrease in margin was predominately from lower net interest income.

For the nine months ended September 30, 2009, net interest income declined 3%, or, $383,000 compared to the nine months ended September 30, 2008.  Excluding the aforementioned early-pay off of the $10.0 million FHLB advances, there would have been a minor improvement in net interest income.  Despite the lower net interest income, the Company’s tax-equivalent margin and spread improved to 3.62% and 3.17%, respectively, from 3.57% and 3.01% during the same period of 2008.  The improvements were largely from lower balances of interest-bearing liabilities – most notably from lower long- and short-term borrowings and lower rates paid on deposits.  In addition, the lower balance of interest-earning assets, due to the sale of lower yielding residential mortgage loans during the first quarter of 2009, contributed to the improvement in margin.  Rates paid on deposits declined 93 basis points compared to lower yields from earning-assets of 53 basis points.

The current interest rate environment has remained essentially unchanged throughout 2009; however, it is much different than a year ago.  The interest rate environment was considerably lower during the first nine months of 2009 compared to 2008.  The lower rates have caused assets to price and re-price at significantly lower levels thereby pressuring earning-yields downward.  Increased prepayment activity in asset portfolios, thereby shortening the duration of interest-earning assets as well as increased activity in loan refinancing all contribute to lower portfolio yields.  However, the steepness of the curve has enabled the Company to help mitigate the lower yields earned from its asset portfolios.  To manage the interest rate margin to acceptable levels, the Company’s Asset Liability Management (ALM) team meets regularly to discuss interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements and when necessary uses lower costing wholesale funding sources.  The actions of the ALM team have helped minimize the effect rate changes have had on interest income so that net interest income is not materially and disproportionately impacted during this lower yield environment.  During the first quarter of 2009, the Company sold $10.8 million of lower yielding mortgage loans and used the proceeds to pay off one $10.0 million FHLB advance that was scheduled to mature in the second quarter of 2009.  Similarly, during the third quarter, the Company paid down an additional $10.0 million in FHLB advances with funds from deposit growth.  The third quarter transaction required the payment of penalty interest of approximately $0.5 million, however the weighted-average rate on the advances was 6.12% and this strategy will be immediately accretive to future earnings.  The Company’s proactive attention to interest rate risk should continue to help contain the Company’s net interest margin at acceptable levels.

The table that follows sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	September 30, 2009			September 30, 2008
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$431,024	$6,603	6.08%	$426,002	$6,953	6.49%
Investments	99,922	1,065	4.23	125,901	1,611	5.09
Federal funds sold	5,335	3	0.25	-	-	-
Interest-bearing deposits	622	-	0.06	104	1	2.33
Total interest-earning assets	536,903	7,671	5.67	552,007	8,565	6.17
Non-interest-earning assets	29,089			32,023
Total assets	$565,992			$584,030

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$228,308	$579	1.01%	$191,697	$799	1.66%
Certificates of deposit	163,683	1,370	3.32	168,730	1,800	4.24
Borrowed funds	42,746	1,077	10.00	86,778	930	4.26
Repurchase agreements	7,266	6	0.32	10,907	11	0.42
Total interest-bearing liabilities	442,003	3,032	2.72	458,112	3,540	3.07
Non-interest-bearing deposits	70,412			69,069
Other non-interest-bearing liabilities	4,102			4,466
Shareholders' equity	49,475			52,383
Total liabilities and shareholders' equity	$565,992			$584,030
Net interest income / interest rate spread		$4,639	2.95%		$5,025	3.10%
Net interest margin			3.43%			3.62%

	Nine months ended:
	September 30, 2009			September 30, 2008
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$432,607	$19,866	6.14%	$414,809	$20,785	6.69%
Investments	98,971	3,436	4.64	134,010	5,301	5.28
Federal funds sold	5,872	11	0.25	4,465	91	2.73
Interest-bearing deposits	722	-	0.10	124	2	2.59
Total interest-earning assets	538,172	23,313	5.79	553,408	26,179	6.32
Non-interest-earning assets	29,048			33,830
Total assets	$567,220			$587,238

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$217,674	$1,698	1.04%	$193,508	$2,746	1.90%
Certificates of deposit	169,808	4,581	3.61	179,712	5,918	4.40
Borrowed funds	49,138	2,448	6.66	75,498	2,652	4.69
Repurchase agreements	9,144	22	0.33	12,166	92	1.01
Total interest-bearing liabilities	445,764	8,749	2.62	460,884	11,408	3.31
Non-interest-bearing deposits	69,143			67,062
Other non-interest-bearing liabilities	3,950			4,642
Shareholders' equity	48,363			54,650
Total liabilities and shareholders' equity	$567,220			$587,238
Net interest income / interest rate spread		$14,564	3.17%		$14,771	3.01%
Net interest margin			3.62%			3.57%

In the preceding table, interest income was adjusted to a tax-equivalent basis to recognize the income from the various tax-exempt assets as if the interest was fully taxable.  This treatment allows a uniform comparison among the yields on interest-earning assets.  The calculations were computed on a fully tax-equivalent basis using the corporate federal tax rate of 34%.  Net interest spread represents the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities.  Net interest margin represents the ratio of net interest income to total average interest-earning assets.

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.  The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Company’s Special Assets Committee meets periodically to review problem loans and leases.  The committee is comprised of management, including the senior loan officer, the chief risk officer, loan officers, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

The provision for loan losses was $3,125,000 for the third quarter and $3,850,000 for the nine month period ending September 30, 2009, as compared to $130,000 of requirements for the same 2008 quarter and $255,000 for the same 2008 nine month period.  The sizeable provision increase was due to internally classified credit downgrades stemming from a proactive internal review of large commercial credits, sustained weakening economic conditions and declining real estate values.  In reviewing the loans for specific performance, delinquency and collateral sufficiency, management concluded that there were several loans in the commercial loan portfolio that lacked, or may in the near-term lack, the ability to pay in accordance with contractual terms.  As such, the risk ratings of those loans were downgraded.   Approximately 46% of the provision for the current quarter was attributable to the credit downgrades of five loan relationships aggregating $13,125,000 in outstanding loans.  These five loan relationships are unrelated to one another and are in diverse industries.  The Company has taken measures to aggressively manage these credits including the setting of specific action plans and benchmarks to resolve these downgraded credits as well as the non-performing loans.  For a further discussion on non-performing loans, see “Non-performing assets” under the caption “Comparison of financial condition at September 30, 2009 and December 31, 2008”, below.

The allowance for loan losses was $6,725,000 at September 30, 2009 compared to $4,206,000 at September 30, 2008.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at September 30, 2009 and December 31, 2008”, below.

Other (loss) income

In the third quarter of 2009, the Company recorded a net non-interest loss of $1,293,000 compared to net non-interest income of $844,000 recorded in the third quarter of 2008.  The decline in non-interest earnings was from a non-cash OTTI charge of $2,432,000 recorded in the third quarter of 2009 compared to a $403,000 OTTI charge recorded in the third quarter of 2008.  The charges are related to credit-related OTTI from the Company’s investment in pooled trust preferred securities.  See note 3, “Investment securities” for a further discussion on the Company’s portfolio of pooled trust preferred securities.  Adding to the decline in non-interest earnings, the Company wrote down, to fair value, the carrying amount of its investment in two foreclosed assets held-for-sale by a total of $78,000.  There were no similar write-downs in 2008.  The assets represent two commercial real estate properties acquired in foreclosure during 2008.  The current year subsequent write-downs were based on sales indications received by the Company that were less than the carrying value of the properties.  Fee income from deposits and loans declined from lower service charges on deposit accounts and higher mortgage loan servicing rights amortization.  The decline in deposit fees was mostly from lower volume of overdraft charges.  Partially offsetting these declines in non-interest earnings was increased gains from mortgage banking services which increased by $75,000 in the quarter-to-quarter comparison.

For the nine months ended September 30, 2009, other income declined $1,927,000, or 57%, compared to the nine months ended September 30, 2008.  The decline was from the $2,758,000 OTTI charge from the pooled trust preferred securities portfolio, as explained above, recorded in the first nine months of the current year compared to OTTI charges of $403,000 recorded in the same period of 2008.  Service charges from deposit accounts declined $259,000, or 12%, due to lower volumes of overdraft transactions.  In the first nine months of 2009, the Company sold $90,045,000 of residential mortgage loans and recognized gains of $958,000, an increase of $742,000, compared to gains of $216,000 recognized during the first nine months of 2008.  Included in these sales for the current year were $10,838,000 of loans transferred from the loan and lease portfolio to loans AFS during the first quarter of the current year and simultaneously sold compared to $28,102,000 in the previous year.

Other operating expenses

For the quarter ended September 30, 2009, other (non-interest) expenses increased $437,000, or 9%, compared to the quarter ended September 30, 2008.  The other category of non-interest expenses increased by $473,000, or 41%.  In the third quarter of 2009, the Company’s FDIC insurance premium was $142,000 greater than the premium incurred in the 2008 quarter.  The current quarter includes the recognition of $162,000 in consulting costs for services of the Company’s former chief executive officer.  In addition, collection expense increased $159,000 due to more legal and other costs associated with non-accrual, delinquent, repossessions and other problem-loans.  The increase in premises and equipment was mostly from added depreciation expense and property insurance for the new West Scranton branch expansion project that opened during the third quarter of 2008 and increased equipment maintenance mostly in information technology.  The decrease in advertising expense of $125,000, or 51%, was due to the new branch grand opening celebration in 2008 which did not recur in 2009.

For the nine months ended September 30, 2009, non-interest related expenses increased $1.0 million, or 7%, compared to the nine months ended September 30, 2008.  For the first nine months of 2009, the Company’s FDIC insurance premium was $525,000 greater than the premium incurred in the same 2008 period.  The increase was caused by higher premiums and a $255,000 special assessment imposed by the FDIC to all member-insured banks on June 30, 2009.  The current year includes the recognition of $162,000 in consulting costs for services of the Company’s former chief executive officer.  The 2% increase in salary and benefits was due to a full nine months of operations of the Company’s West Scranton branch that was not operational until the third quarter of 2008, a Company’s executive officer was re-employed during the middle of the first quarter of 2008 compared to a full nine-month impact in the current year, increased health care costs, higher commissions earned on production by our asset management staff and partially offset by lower stock-based compensation.  The $300,000, or 13%, increase in premises and equipment is from depreciation and other ancillary occupancy expenses for the new West Scranton branch and higher equipment maintenance and depreciation, mostly for information technology.  An increase in the level of problem loans and ORE activity, as a result of our continued efforts to resolve non-performing assets, resulted in a $114,000 increase in the costs associated with foreclosure, the operating costs of property ownership as well as an increase in collection expense of $113,000 in the current year nine month period compared to the same period in 2008.  The 32% decrease in advertising stems from activity related to opening a new branch in 2008 that did not occur in 2009.

(Credit) provision for income taxes

The pre-tax accounting loss for both the third quarter and year-to-date periods ended September 30, 2009 resulted in a tax benefit compared to a tax provision in 2008.

Comparison of financial condition at
September 30, 2009 and December 31, 2008

Overview

Consolidated assets declined $9,720,000, or 2%, during the nine months ended September 30, 2009.  The decline was caused by a $52,891,000, or 59%, reduction in total borrowings, partially offset by a $43,947,000, or 10%, increase in total deposits.  The reduction in borrowings was from implementing a de-leveraging strategy during the year that used the proceeds from the sale of residential mortgage loans and deposit growth to reduce overnight borrowings and FHLB advances.

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

As of September 30, 2009, the carrying value of investment securities totaled $83,142,000, or 15% of total assets, compared to $84,187,000, or 15% of total assets, at December 31, 2008.  At September 30, 2009, approximately 12% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.  Agency, municipal and corporate bonds comprised 42%, 36% and 10%, respectively, of the investment portfolio at September 30, 2009.

During the nine months ended September 30, 2009, total investments decreased $1,045,000.  Investment securities are comprised of HTM and AFS securities with carrying values of $740,000 and $82,402,000, respectively.  As of September 30, 2009, the AFS debt securities were recorded with a net unrealized loss in the amount of $10,720,000 and equity securities were recorded with an unrealized net gain of $124,000.

A comparison of investment securities at September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
U.S. government agencies	$34,996	42.1	$43,507	51.6
Mortgage-backed securities	10,097	12.1	12,439	14.8
State & municipal subdivisions	29,764	35.8	17,553	20.9
Pooled trust preferred securities	7,839	9.5	10,260	12.2
Equity securities	446	0.5	428	0.5
Total investments	$83,142	100.0	$84,187	100.0

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

Uncertainty continues to prevail in the financial markets which have increased the volatility in fair value estimates for the securities in the Company’s investment portfolio.  Though improved since year-end 2008, the fair values of securities continue to be pressured by this uncertainty.  Management believes fair value changes, other than for pooled trust preferred securities, are due mainly to interest rate changes and liquidity problems in the financial markets, not deterioration in the creditworthiness of the issuers.

At September 30, 2009 and December 31, 2008, the securities with the most significant reductions in fair value and associated estimated unrealized losses were in the Company’s corporate bond portfolio consisting of pooled trust preferred securities issued by banks, thrifts and insurance companies.

Except for the pooled trust preferred securities, fair values of the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities portfolio, management is unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined that the market for these securities is inactive.

The Company owns 13 tranches of pooled trust preferred securities.  The market for these securities at September 30, 2009 is inactive and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new-issue market is also inactive as no new pooled trust preferred securities have been issued since 2007.  There are currently very few market participants who are willing and / or able to transact for these securities.  Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at September 30, 2009,

•
An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique, and

•
The pooled trust preferred securities are classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  The valuations of the Company’s pooled trust preferred securities were prepared by an independent third party.  Their approach to determine fair value involved the following:

o	Data about the issue structure as defined in the indenture and the underlying collateral were collected,

o	The credit quality of the collateral is estimated using issuer-specific probability of default values,

o
The default probabilities also considered the potential for 50% correlation among issuers within the same industry (e.g. banks with other banks) and 30% correlation between industries (e.g. banks vs. insurance),

o
The loss given default, or amount of cash lost to the investor when a debt asset defaults, was assumed to be 100% (no recovery) based upon Moody’s research.  This replicates the historically high default loss levels on trust preferred instruments,

o
The cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities.  This ascertains which investors are paid and who takes a loss.  Thus, these cash flow projections capture the credit risk,

o
The expected cash flows utilize no prepayments and were discounted utilizing three-month LIBOR as the risk-free rate for the base case and then added a 300bp liquidity premium as the discount rate to calculate the present value of the security,

o
The effective discount rates on an overall basis range from 8.90% to 63.52% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions, and

o	The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of September 30, 2009, the fair values of five pooled trust preferred securities, PreTSLs VII, IX, XV, XVI and XXV had declined $6,794,000, in total below their amortized cost basis and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost basis, the securities are deemed to have experienced credit related other-than-temporary impairment of $2,758,000 which was charged to current earnings as a component of other income in the consolidated income statement for the nine months ended September 30, 2009.  The Company closely monitors the pooled trust preferred securities market and performs collateral sufficiency and cash flow analyses on at least a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and therefore require additional write-downs and corresponding other-than-temporary charges to current earnings.  The OTTI charges recorded during the first nine months of 2008 amounted to $403,000.

At September 30, 2009, the AFS debt securities portfolio was carried with a net unrealized loss of $10,720,000 compared to a net unrealized loss of $13,486,000 at December 31, 2008.  Management believes the cause of the unrealized losses is related to changes in interest rates or the limited trading activity due to recent debt market illiquid conditions and is not directly or fully related to credit quality, which is consistent with its past experience.  In addition, the Company has no intent to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost basis.  As of September 30, 2009, the Company has the ability and intent to hold its investments for a period of time sufficient for the fair value of the securities to recover, which may be at maturity.  For a further discussion on the investment securities portfolio, see note 3, “Investment securities” of the notes to the consolidated financial statements in Part I, Item I, herein.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  Excess stock is typically repurchased from the Company at par if the borrowings decline to a predetermined level.  Throughout most of 2008, the Company earned a return or dividend on the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on the FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year-ended December 31, 2008 and for the six months ended June 30, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Company will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

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

Loans AFS at September 30, 2009 amounted to $881,000 with a corresponding fair value of $894,000, compared to $84,000 and $85,000, respectively, at December 31, 2008.  During the nine months ended September 30, 2009, residential mortgage loans with principal balances of $90,045,000 were sold into the secondary market with net gains of approximately $958,000 recognized.  Included in the sale was $10,838,000 of residential loans transferred from the loan and lease portfolio during the first quarter of 2009.

Loans and leases

The Company originates commercial and industrial (commercial) and commercial real estate (CRE) loans, residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  As part of the overall strategy to serve the business community in which we operate, the Company is focused on developing and implementing products and services to the small business community.  Not only will this serve to provide credit support to our customers and prospects, but it will continue to diversify our loan portfolio, thereby reducing risks associated with the larger million dollar or more credits.  The broad spectrum of products provides diversification that helps manage, to an extent, interest rate and credit concentration risk.  Credit risk is further managed through underwriting policies and procedures and loan monitoring practices.  Interest rate risk is managed using various asset/liability modeling techniques and analyses.  The interest rates on most commercial loans are adjustable with reset intervals of five years or less.

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

The composition of the loan portfolio at September 30, 2009 and December 31, 2008, is summarized as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%	Variance	%
Real estate:
Commercial	$183,141	42.8	$164,772	37.4	$18,369	11.1
Residential	71,222	16.7	98,510	22.3	(27,288)	(27.7)
Construction	9,746	2.3	11,427	2.6	(1,681)	(14.7)
Commercial and industrial	79,014	18.4	80,708	18.3	(1,694)	(2.1)
Consumer	84,051	19.7	85,091	19.3	(1,040)	(1.2)
Direct financing leases	385	0.1	444	0.1	(59)	(13.3)
Gross loans	427,559	100.0	440,952	100.0	$(13,393)	(3.0)
Allowance for loan losses	(6,725)		(4,745)
Net loans	$420,834		$436,207

Gross loans decreased from $440,952,000, as of December 31, 2008 to $427,559,000 at September 30, 2009.  The decline was predominately from the transfer from the loan and lease portfolio, to the AFS portfolio, and simultaneous sale of $10,838,000 of residential mortgage loans during the first quarter of 2009.  The balance of the residential real estate mortgage decline is mostly from net pay-downs during the first three quarters of 2009 as borrowers’ desire, during this low-rate environment, is to re-finance their existing mortgage and home equity debt into new lower rate mortgage loans.  Most of the mortgage loans that were originated in 2009 were sold on a servicing-retained basis.  New commercial business and relationship emphasis has resulted in an increase in commercial real estate loans of $18,369,000, or 11%.

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;
•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
•	determination of homogenous pools by loan category and eliminating the impaired loans;
•	application of historical loss percentages (five-year average) to pools to determine the allowance allocation; and
•	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, and /or current economic conditions.

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan and lease portfolios.

Each quarter, management performs an assessment of the allowance and the provision for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based ASC 310 “Receivables” as it relates to loans that are identified for evaluation or that are individually considered impaired.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the specific reserve amounts determined in accordance with the guidance are reasonable.  The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Special Assets Committee have assigned a criticized or classified risk rating.

Total charge-offs net of recoveries for the nine months ending September 30, 2009, were $1,870,000, compared to $874,000 in the first nine months of 2008.  The higher level of charge-offs recorded in the year primarily resulted from a personal, as well as business bankruptcy filing by one customer and the write-down of a separate impaired loan to current fair value.  Commercial real estate loan net charge-offs of $841,000 were recorded during the nine months ending September 30, 2009 versus $539,000 at September 30, 2008.  Commercial and industrial loan net charge-offs were $730,000 for the nine months ending September 30, 2009 compared to net charge-offs of $49,000 in the same period of 2008.  Residential real estate loan net charge-offs totaled $9,000 for the nine months ending September 30, 2009 compared to $32,000 in the like period of 2008.  Consumer loan net charge-offs of $289,000 were recorded during the nine months ending September 30, 2009 versus $255,000 at September 30, 2008.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $6,725,000 at September 30, 2009, an increase of $1,980,000 from December 31, 2008.  The increase in the allowance was primarily driven by a migration of commercial loan risk ratings from pass to classified status.

Management believes that the current balance in the allowance for loan losses of $6,725,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio as of this time.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.57% at September 30, 2009 compared to 0.98% at September 30, 2008.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	nine months ended	twelve months ended	nine months ended
	September 30, 2009	December 31, 2008	September 30, 2008

Balance at beginning of period	$4,745,234	$4,824,401	$4,824,401

Provision charged to operations	3,850,000	940,000	255,000

Charge-offs:
Real estate:
Commercial	843,526	565,193	556,789
Residential	9,158	44,800	31,870
Commercial and industrial	746,093	168,021	109,799
Consumer	299,041	350,856	283,783
Total	1,897,818	1,128,870	982,241

Recoveries:
Real estate:
Commercial	2,075	18,020	18,020
Residential	-	97	80
Commercial and industrial	16,018	61,233	61,233
Consumer	9,348	30,353	29,073
Total	27,441	109,703	108,406

Net charge-offs	1,870,377	1,019,167	873,835

Balance at end of period	$6,724,857	$4,745,234	$4,205,566

Total loans, end of period	$428,439,731	$441,036,694	$431,293,559

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
	September 30, 2009		December 31, 2008		September 30, 2008
Net charge-offs to:
Loans, end of period	0.44%		0.23%		0.20%
Allowance for loan losses	27.81%		21.48%		20.78%
Provision for loan losses	0.49	x	1.08	x	3.43	x

Allowance for loan losses to:
Total loans	1.57%		1.08%		0.98%
Non-accrual loans	0.85	x	1.36	x	1.35	x
Non-performing loans	0.76	x	1.16	x	1.13	x
Net charge-offs	3.60	x	4.66	x	4.81	x

Loans 30-89 days past due and still accruing	$3,077,722		$1,858,481		$1,251,282
Loans 90 days past due and accruing	$1,002,720		$604,140		$581,824
Non-accrual loans	$7,900,547		$3,493,169		$3,125,997
Allowance for loan losses to loans 90 days or more past due and accruing	6.71	x	7.85	x	7.23	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE) and repossessed assets.  As of September 30, 2009, non-performing assets represented 1.81% of total assets compared to 0.90% at September 30, 2008.  The increase was driven by the higher level of non-performing loans at September 30, 2009.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  The commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by real estate are placed on non-accrual status at 120 days past due as to principal and interest, and, unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest.  Uncollected interest income accrued on all non-accrual loans is reversed and charged to interest income.

The majority of the non-performing assets for the period are attributed to non-accruing commercial business loans, non-accruing real estate loans and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  At September 30, 2009 non-performing loans were $8,903,000 compared to $4,097,000 at December 31, 2008.  The increase was primarily driven by one commercial loan relationship of approximately $3 million and two jumbo residential real estate mortgages aggregating about $1.2 million which defaulted in their loan payments and were moved to non-performing status.  Action plans for the resolution of each of the Company’s non-performing loans have been developed and are periodically updated as needed.  There were no restructured loans or repossessed assets at September 30, 2009 or at December 31, 2008.  ORE at September 30, 2009 was $1,364,000 and consisted of five properties.  At September 30, 2009, the non-accrual loans aggregated $7,901,000 as compared to $3,493,000 at December 31, 2008.  Additions to the non-accrual component of the non-performing assets totaling $7,515,000 were made during the first nine months of the year.   These were partially offset by reductions or payoffs of $916,000, charge-offs of $1,646,000, $469,000 of transfers to ORE and $77,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing were $1,003,000 at September 30, 2009 and $604,000, at December 31, 2008.  The rise is mainly attributed to one commercial loan on which payment was expected by September 30th; however, it was not received until after quarter-end.  Non-performing loans to net loans were 2.11% at September 30, 2009, and 0.94% at December 31, 2008.  The percentage of non-performing assets to total assets was 1.81% at September 30, 2009, an increase from 0.96% at December 31, 2008, primarily driven by the aforementioned increase in the non-accrual loans component.

The 30-89 day past due loans at September 30, 2009 were $3,077,000 and $1,858,000 at December 31, 2008.  The rise in these past due loans was driven by increased commercial and mortgage loan delinquencies as current economic conditions take their toll on borrowers.  Approximately, $500,000 of these past due loans were paid to current status shortly after the quarter-end.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2009	December 31, 2008	September 30, 2008

Loans past due 90 days or more and accruing	$1,002,720	$604,140	$581,824
Non-accrual loans	7,900,547	3,493,169	3,125,997
Total non-performing loans	8,903,267	4,097,309	3,707,821

Other real estate owned	1,364,397	1,450,507	1,428,507
Total non-performing assets	$10,267,664	$5,547,816	$5,136,328

Net loans including AFS	$421,714,874	$436,291,460	$427,087,993
Total assets	$565,999,434	$575,718,997	$569,543,412
Non-accrual loans to net loans	1.87%	0.80%	0.73%
Non-performing assets to net loans, foreclosed real estate and repossessed assets	2.43%	1.27%	1.20%
Non-performing assets to total assets	1.81%	0.96%	0.90%
Non-performing loans to net loans	2.11%	0.94%	0.87%

The composition of non-performing loans as of September 30, 2009 is as follows (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans
Real estate:
Commercial	$183,141	$905	$3,399	$4,304	2.35%
Residential	71,222	38	3,306	3,344	4.70%
Construction	9,746	-	-	-	-
Commercial and industrial	79,014	-	840	840	1.06%
Consumer	84,051	60	355	415	0.49%
Direct financing leases	385	-	-	-	-
Total	$427,559	$1,003	$7,900	$8,903	2.08%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $1,364,000 at September 30, 2009 comprised of five properties.  One property has been sold, a second has a signed sales agreement for its sale and the remainder are listed for sale with realtors.

Other assets

The increase in other assets of $1,338,000, or 15%, from December 31, 2008 to September 30, 2009 was caused mostly from a net increase in the Company’s deferred tax asset related to further declines in the market value of the investment portfolio and an increase in mortgage servicing rights of $462,000 due to high volume of mortgage real estate sales that the Company normally sells into the secondary market on a servicing-retained basis.  Contributing to the net increase was $212,000 of prepaid expense replenishments.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit accounts with varying ranges of interest rates and terms.  Deposit products include savings accounts, interest-bearing checking (NOW), money market, non-interest-bearing checking (DDAs) and certificates of deposit accounts.  Certificates of deposit accounts, or CDs, are deposits with stated maturities ranging from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  Most of the Company’s deposits are obtained from the communities surrounding its 11 branch offices and are insured by the FDIC up to the full extent permitted by law.  The Bank attempts to attract and retain deposit customers via sales and marketing efforts, new products, quality service, competitive rates and maintaining long-standing customer relationships.  To determine deposit product interest rates, the Company considers local competition, market yields and the rates charged for alternative sources of funding such as borrowings.  Though we continue to experience intense competition for deposits, our rate-setting strategy includes consideration of liquidity needs, balance sheet structure, cost effective strategies that are mindful of the current interest rate environment and customer needs.

Compared to December 31, 2008 total deposits grew $43,947,000, or 10%, during the nine month period ended September 30, 2009.  The growth in total deposits was due to increases in DDAs, savings, NOW and money market accounts of $2,547,000, or 4%, $34,636,000, or 84%, $16,963,000, or 34%, and $9,648,000, or 10%, respectively, partially offset by lower CD balances.  The opening of the West Scranton branch during the third quarter of 2008 and bank-wide money market and savings promotions that the Company attempts to tailor to individual customers’ needs contributed to growth in deposits during the nine months of 2009.  On July 20, 2009, the Company closed its Wyoming Avenue, Scranton branch which then consolidated with the Financial Center branch located on North Washington Avenue, Scranton.  The consolidation did not have a material effect on the Company’s deposits.

The following table represents the components of deposits as of the date indicated:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Money market	$106,385,512	22.3	$96,738,006	22.3
NOW	67,086,761	14.1	50,123,744	11.6
Savings and club	75,962,710	15.9	41,326,616	9.5
Certificates of deposit	147,144,939	30.8	173,680,915	40.1
CDARS	6,688,581	1.4	-	-
Total interest-bearing	403,268,503	84.5	361,869,281	83.5
Non-interest-bearing	73,990,068	15.5	71,442,651	16.5
Total deposits	$477,258,571	100.0	$433,311,932	100.0

Certificates of deposit of $100,000 or more aggregated $56,863,000 and $74,250,000 at September 30, 2009 and December 31, 2008, respectively.  Certificates of deposit of $250,000 or more aggregated $21,441,000 and $35,108,000 at September 30, 2009 and December 31, 2008.

During the first quarter of 2009, the Company began to use the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance protection for customers who have large deposits that at times exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits are sold at varying terms and interest rates, are originated in our own market place and are placed with other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits we place with network institutions, we can receive from network institutions deposits that are approximately equal in amount of what was placed for our customers.  Deposits we receive, or reciprocal deposits, from other institutions are considered brokered deposits.  As of September 30, 2009, CDARS represented $6,689,000, or 1%, of total deposits.

Including CDARS, approximately 25% of total CDs are scheduled to mature in 2009.  Renewing CDs may re-price to market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  To help reduce the financial impact of the unpredictable and highly volatile interest rate environment, management will deploy prudent strategies that will diversify the deposit mix across the entire spectrum of products offered.  Although we continue to experience intense competition for deposits, we have not adjusted rates above market levels as we consider cost effective strategies, liquidity as well as relationship retention and development when setting interest rates on deposit accounts.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.  Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Bank.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Holders of existing contracts that did not conform to the amended requirements were considered unsecured creditors of the Company.  In effect, the Company had to enter into new agreements with all repurchase agreement participants.  At September 30, 2009, $3.0 million of the reported $5.2 million in repurchase agreements were held by participants who had not renegotiated their contracts.  The situation is expected to be resolved during the fourth quarter.  The repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that, on a daily basis, an attached DDA is adequately funded and excess DDA funds are transferred, or swept, into an overnight interest-bearing repurchase agreement account.  The balance in customer repurchase agreement accounts can fluctuate daily because the daily sweep product is dependent on the level of available funds in depositor accounts.  In addition, short-term borrowings may include overnight balances which the Bank may require to fund daily liquidity needs.  Overnight balances and repurchase agreements are components of short-term borrowings and FHLB advances are components of long-term debt on the consolidated balance sheets.

The following table represents the components of borrowings as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Overnight borrowings	$-	-	$25,668	28.5
Repurchase agreements	5,176	13.9	11,412	12.6
Demand note, U.S. Treasury	62	0.2	1,050	1.2
FHLB advances	32,000	85.9	52,000	57.7
Total borrowings	$37,238	100.0	$90,130	100.0

Borrowings have decreased $52,892,000, or 59%, during the nine months ended September 30, 2009.  Overnight borrowings and FHLB advances have declined as a result of the Company’s balance sheet de-leveraging and deposit growth.  The reduction in repurchase agreements was caused by a combination of pricing, movement of customers to insured products and the volatile nature of the sweep product.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2009 the Bank maintained a one-year cumulative gap of positive $37.4 million, or 6.60%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2009 (dollars in thousands):

	Interest sensitivity gap at September 30, 2009

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$5,921	$-	$-	$11,711	$17,632
Investment securities (1)(2)	33,936	5,943	15,704	32,340	87,923
Loans (2)	126,192	64,028	104,960	126,535	421,715
Fixed and other assets	-	9,039	-	29,690	38,729
Total assets	$166,049	$79,010	$120,664	$200,276	$565,999
Total cumulative assets	$166,049	$245,059	$365,723	$565,999

Non-interest bearing transaction deposits (3)	$-	$7,400	$20,348	$46,242	$73,990
Interest-bearing transaction deposits (3)	62,385	30,909	56,086	100,055	249,435
Time deposits	38,297	63,462	41,436	10,639	153,834
Repurchase agreements	5,176	-	-	-	5,176
Short-term borrowings	62	-	-	-	62
Long-term debt	-	-	11,000	21,000	32,000
Other liabilities	-	-	-	3,338	3,338
Total liabilities	$105,920	$101,771	$128,870	$181,274	$517,835
Total cumulative liabilities	$105,920	$207,691	$336,561	$517,835

Interest sensitivity gap	$60,129	$(22,761)	$(8,206)	$19,002

Cumulative gap	$60,129	$37,368	$29,162	$48,164

Cumulative gap to total assets	10.62%	6.60%	5.15%	8.51%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at September 30, 2009 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2009 levels:

Earnings at risk:	Rates +200	Rates -200
Percent change in:
Net interest income	3.4%	0.5%
Net income	11.0	0.9

Economic value at risk:
Percent change in:
Economic value of equity	(43.1)	(1.5)
Economic value of equity as a percent of book assets	(3.6)	(0.1)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2009, the Company’s risk-based capital ratio was 11.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2009 under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$21,323	$700	3.4%
+100 basis points	20,813	190	0.9
Flat rate	20,623	-	-
-100 basis points	20,777	154	0.7
-200 basis points	20,722	99	0.5

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

For the nine months ended September 30, 2009, the Company generated approximately $4.9 million of cash.  During this period, the Company’s operations provided approximately $13.0 million primarily from the sales of mortgages AFS net of originations and the investing activities provided approximately $1.8 million from pay-downs of loans and bonds and from the sale of foreclosed properties held-for-sale, partially offset by the acquisition of premises and equipment.  Partially offsetting these cash generators was a use of $9.9 million in financing activities, mostly from the pay-down of total borrowings net of deposit growth and the payment of cash dividends to shareholders.  As of September 30, 2009, the Company maintained $17.6 million of cash and cash equivalents, $82.4 million of investments AFS and $0.9 million of loans AFS.  In addition, as of September 30, 2009 the Company had approximately $101.3 million available to borrow from the FHLB, $10.0 million available from other correspondent banks, $2.3 million from the Federal Reserve Bank Discount Window and $57.5 million from CDARS.  This combined total of $272.0 million represented 48% of total assets at September 30, 2009.  The Company is in the process of renewing its relationship with a former correspondent bank, a provider of up to $20.0 million in overnight funds availability, if needed.  The renewal should be completed in the fourth quarter.  Management believes the level of current and available liquidity to be strong and adequate to support current operations.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system.  Among other things, this new program provides full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions regardless of the dollar amount.  To protect its depositors, the Company has participated in the Transaction Account Guarantee (TAG) component of the TLGP.  Under the TAG, all depositors who hold funds in non-interest bearing accounts, or interest-bearing accounts with an interest rate of 0.50% or less, including the Lawyers Trust Accounts, will have a temporary unlimited guarantee from the FDIC which was scheduled to expire on December 31, 2009.  To assure an orderly phase out of the TAG component of the TLGP, the FDIC has extended the program, on a voluntary basis to June 30, 2010.  Participation in the extended program will require the assessment of a higher premium – from 15 to 25 basis points depending on pre-determined risk factors assigned to financial institutions.  To protect the deposit base, the Company has opted to extend its participation in the TAG program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts will continue to be fully guaranteed by the FDIC for the entire account balance.  The Company, rated with the lowest tier 1 risk factor, will be assessed 15 basis points and as a result anticipates to incur an estimated $42,000 of additional FDIC premiums to voluntarily participate in the TAG extension program.  Coverage under the TAG program is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insures accounts up to $250,000 until the end of 2013, unless extended.

Capital

During the nine months ended September 30, 2009, shareholders' equity declined $796,000, or 2%, due principally from the net loss generated during the nine months ended September 30, 2009, non-credit related OTTI recorded during the third quarter, the declaration of cash dividends and a decline in the intrinsic value of the Company’s cash flow hedge.  These items were partially offset by a decline in the unrealized losses in the securities AFS portfolio and issuance of common stock via the Company’s Employee Stock Purchase and Dividend Reinvestment Plans.

As of September 30, 2009, the Company reported a net unrealized loss of $6,993,000, net of tax, from the securities AFS portfolio including $3,015,000 of non-credit related OTTI recorded in 2009 from the securities AFS portfolio compared to a net unrealized loss of $8,831,000 as of December 31, 2008.  While the unrealized loss position has improved, the prolonged economic downturn has created uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios.  Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.  For a further discussion on the fair value determination of the Company’s investment portfolio, see “Investment securities” under the caption “Comparison of financial condition at September 30, 2009 and December 31, 2008” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and notes 3 and 5, “Investment securities” and “Fair value measurement” in the notes to the consolidated financial statements, incorporated by reference in Part I, Item 1.

During the second quarter of 2008, the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment (DRP) plans and for general corporate purposes.  The repurchases may be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934.  Management has suspended repurchase-plan activity as a prudent means, in light of the current economic pressures on banking, to preserve and grow the Company’s capital base.  Since the program’s inception, the Company has reacquired (at $27.83 per share) and reissued (at $21.11 per share) 17,500 shares to participants in the Company’s DRP.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the risk-weighting of securities that were recently rated below investment grade, thus significantly inflating the total risk-weighted assets.  Compared to December 31, 2008, the total capital and Tier I capital ratios were reduced by the increase in risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of September 30, 2009, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2009:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$61,798,162	11.3%	≥	$43,786,753	≥	8.0%		N/A		N/A
Bank	$61,395,511	11.2%	≥	$43,776,532	≥	8.0%	≥	$54,720,665	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$55,017,563	10.1%	≥	$21,893,377	≥	4.0%		N/A		N/A
Bank	$54,670,373	10.0%	≥	$21,888,266	≥	4.0%	≥	$32,832,399	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$55,017,563	9.6%	≥	$23,010,518	≥	4.0%		N/A		N/A
Bank	$54,670,373	9.5%	≥	$22,996,223	≥	4.0%	≥	$28,745,278	≥	5.0%

Other matters – FDIC rulemaking

On September 29, 2009, the Board of Directors of the FDIC adopted a notice of proposed rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.  Each institution would record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount would be returned to the depository institution.

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Interim President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2009.

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

Item 1A.  Risk Factors

The following are additional risk factors that should be read in conjunctions with Item 1A, “Risk Factors” that were disclosed in the Company’s December 31, 2008 Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.

The Company may need or be compelled to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require the Company and Bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by the Company’s management and board of directors based on capital levels that they believe are necessary to support the Company’s business operations.  The Company is evaluating its present and future capital requirements and needs, is developing a comprehensive capital plan and is analyzing capital raising alternatives, methods and options.  Even if the Company succeeds in meeting the current regulatory capital requirements, the Company may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

Further, the Company’s regulators may require it to increase its capital levels. If the Company raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per-share book value and earnings per share of its common stock.  Furthermore, it may have an adverse impact on the Company’s stock price.  New investors may also have rights, preferences and privileges senior to the Company’s current shareholders, which may adversely impact its current shareholders.  The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance.  Accordingly, the Company cannot assure you of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all.  If the Company cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired.  Additionally, the inability to raise capital in sufficient amounts may adversely affect the Company’s operations, financial condition and results of operations.

If we conclude that the decline in value of any of our investment securities is other than temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.  As of September 30, 2009, the book value of the Company’s pooled trust preferred securities was $19,300,000 with an estimated fair value of $7,839,000.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings for the portion of the impairment that is deemed to be-credit-related.  Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

 *10.15 Release Agreement between Steven C. Ackmann, Registrant and The Fidelity Deposit and Discount Bank, dated August 31, 2009.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.

*10.16 Consulting Agreement between Steven C. Ackmann, former President and Chief Executive Officer of the Registrant and The Fidelity Deposit and Discount Bank, and The Fidelity Deposit and Discount Bank, dated September 1, 2009.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.

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
                  ________________________________________________

              *   Management contract or compensatory plan or arrangement.

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

Date: November 12, 2009	/s/ Patrick J. Dempsey
Patrick J. Dempsey
Interim President and Chief Executive Officer

Date: November 12, 2009	/s/ Salvatore R. DeFrancesco, Jr.
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
*

*10.15 Release Agreement between Steven C. Ackmann, Registrant and The Fidelity Deposit and Discount Bank, dated August 31, 2009.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.
*

*10.16 Consulting Agreement between Steven C. Ackmann, former President and Chief Executive Officer of the Registrant and The Fidelity Deposit and Discount Bank, and The Fidelity Deposit and Discount Bank, dated September 1, 2009.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.
*

11 Statement regarding computation of earnings per share.	14

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	45

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	46

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	47

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48

* Incorporated by Reference