Form 10-K
period 2009-12-31
FIDELITY D & D BANCORP INC
filed 2010-03-08
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $32,019,171 as of June 30, 2009, based on the closing price of $18.60.  The number of shares of common stock outstanding as of February 28, 2010, was 2,110,614.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s 2009 Annual Report to Shareholders are incorporated herein by reference in response to Part I.  Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part II and Part III.

Fidelity D & D Bancorp, Inc.
2009 Annual Report on Form 10-K
Table of Contents

FIDELITY D & D BANCORP, INC.

PART I

Forward-Looking Statements

Certain of the matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this document.  The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Readers should review the risk factors described in this document and other documents that we file or furnish, from time to time, with the Securities and Exchange Commission, including quarterly reports filed on Form 10-Q and any current reports filed or furnished on Form 8-K.

ITEM 1:	BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company).  The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2009 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.

The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area.  Competition includes, among other sources, the following:

▪	local community banks	▪	insurance companies

▪	savings banks	▪	money market funds

▪	regional banks	▪	mutual funds

▪	credit unions	▪	small loan companies

▪	savings & loans	▪	other financial service companies

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

The Company had 185 full-time equivalent employees on December 31, 2009, which includes exempt officers, exempt, non-exempt and part-time employees.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the FDIC).  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.  Applicable regulations relate to, among other things:

▪	operations	▪	consolidation

▪	securities	▪	reserves

▪	risk management	▪	dividends

▪	consumer compliance	▪	branches

▪	mergers	▪	capital adequacy

Annually, the Bank is examined by the Pennsylvania Department of Banking and/or the FDIC.  The last examination was conducted by the FDIC as of December 31, 2008.

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

Commercial, commercial real estate and real estate construction loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans.   Because these loans generally have larger balances than residential real estate loans and consumer loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.  As of December 31, 2009, the book value of the Company’s pooled trust preferred securities was $18,794,000 with an estimated fair value of $5,242,000.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings for the portion of the impairment that is deemed to be-credit-related.  Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expense and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania and the local region in which it conducts business.

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties in Northeastern Pennsylvania. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

There is no assurance that the Company will be able to successfully compete with others for business.

The Company competes for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. Many competitors have substantially greater resources than the Company does, and operate under less stringent regulatory environments. The differences in resources and regulations may make it more difficult for the Company to compete profitably, reduce the rates that it can earn on loans and on its investments, increase the rates it must offer on deposits and other funds, and adversely affect its overall financial condition and earnings.

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

From time-to-time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

We currently have an Interim Chief Executive Officer while we search for a permanent Chief Executive Officer.

During the third quarter of 2009 our President and Chief Executive Officer resigned.  As a result, the board of directors formed a CEO search committee and is currently conducting a search.  While we expect to recruit a new CEO no later than the end of the second quarter of 2010, we cannot assure you that the process will be concluded by then.  Further, until we find a permanent CEO, we may be unable to successfully manage and grow the business; and, our business, financial condition and profitability may suffer.  We believe each member of our senior management team is important to our success and the unexpected loss of any of these persons could impair our day-to-day operations as well as our strategic direction.

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

The Company’s common stock is listed for trading on the over-the-counter bulletin board and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

Risks Associated with the Company’s Industry

Future governmental regulation and legislation could limit the Company’s future growth.

The Company is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the FDIC. As a result, the Company is subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and eligible business activities for the Company, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Company is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to the Company’s ability to engage in new activities and consummate additional acquisitions.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2009, the Company operated 11 full-service banking offices, of which four were owned and seven were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Sts., Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch (3)	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (4)	x		x

4010 Birney Ave., Moosic, PA	Leased	Moosic Branch	x	x	x

801 Wyoming Ave., West Pittston, PA	Leased	West Pittston Branch	x		x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Leased	Kingston Branch	x	x	x

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	x	x	x

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

The Bank maintains several free-standing 24-hour ATMs located at the following locations in Pennsylvania:

•	139 Wyoming Ave., Scranton (former location of the Bank’s Scranton branch)
•	Marywood University, 2300 Adams Ave., Nazareth and Regina Halls, Scranton
•	Snö Mountain Ski Resort, 1000 Montage Mountain Rd., Moosic
•	Shoppes at Montage, 1035 Shoppes Blvd., Moosic

During 2009, the Company closed its Scranton branch office located at 139 Wyoming Avenue, Scranton.

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

ITEM 4:   RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol “FDBC.”  Shareholders requesting information about the Company’s common stock may contact:

Salvatore R. DeFrancesco, Jr., Treasurer
Fidelity D & D Bancorp, Inc.
Blakely and Drinker Sts.
Dunmore, PA 18512
(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2009 Prices		Dividends	2008 Prices		Dividends
	High	Low	paid	High	Low	paid
1st Quarter	$26.50	$19.50	$0.25	$31.00	$25.20	$0.25
2nd Quarter	$24.00	$18.40	$0.25	$30.00	$27.00	$0.25
3rd Quarter	$22.00	$18.35	$0.25	$33.50	$29.00	$0.25
4th Quarter	$19.00	$14.60	$0.25	$28.75	$21.75	$0.25

Dividends are determined and declared by the Board of Directors of the Company.  The Company expects to continue to pay cash dividends in the future; however, future dividends are dependent upon earnings, financial condition, capital needs and other factors of the Company.  For a further discussion of regulatory capital requirements see Note 14, “Regulatory Matters”, contained within the notes to the consolidated financial statements, incorporated by reference in Part II, Item 8.

The Company has established a dividend reinvestment plan (DRP) for its shareholders.  The plan provides shareholders with a convenient and economical method of investing cash dividends payable upon their common stock and the opportunity to make voluntary optional cash payments to purchase additional shares of the Company’s common stock.  Participants pay no brokerage commissions or service charges when they acquire additional shares of common stock through the plan.  The administrator may purchase shares directly from the Company, in the open market, in negotiated transactions, or using a combination of these methods.

The Company had approximately 1,307 shareholders at December 31, 2009 and 1,287 shareholders as of  February 28, 2010.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2005, and ending December 31, 2009.  As of December 31, 2009, the SNL index consisted of 136 banks.  The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2004, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Fidelity D & D Bancorp, Inc.	100.00	125.47	114.21	100.04	96.48	59.32
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL > $500M OTC-BB and Pink Sheet Banks	100.00	106.42	116.77	107.59	78.07	66.75

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with, the Company’s consolidated financial statements and related footnotes:

	2009	2008	2007	2006	2005
Balance sheet data:
Total assets	$556,017,271	$575,718,997	$587,412,555	$562,317,988	$544,060,698
Total investment securities	76,529,998	84,187,579	122,984,160	100,410,736	97,678,573
Net loans	423,124,054	436,207,460	421,424,379	417,199,048	403,144,095
Loans available-for-sale	1,221,365	84,000	827,250	122,000	428,584
Total deposits	458,994,458	433,311,932	425,708,361	410,334,595	379,498,640
Short-term borrowings	16,533,107	38,129,704	39,656,354	33,656,150	28,772,997
Long-term debt	32,000,000	52,000,000	62,708,677	62,536,210	83,704,188
Total shareholders' equity	45,674,547	48,960,651	55,191,294	51,611,863	48,846,029

Operating data for the year ended:
Total interest income	$29,909,273	$33,961,434	$35,279,357	$33,529,710	$29,020,261
Total interest expense	10,796,854	14,684,133	17,660,075	16,361,109	11,720,986
Net interest income	19,112,419	19,277,301	17,619,282	17,168,601	17,299,275
Provision (credit) for loan losses	5,050,000	940,000	(60,000)	325,000	830,000

Net interest income after provision (credit) for loan losses	14,062,419	18,337,301	17,679,282	16,843,601	16,469,275
Other-than-temporary impairment	(3,300,094)	(435,665)	-	-	-
Other income	5,461,281	5,013,966	5,205,215	4,522,138	4,150,502
Other operating expense	19,241,125	18,210,683	16,636,760	15,878,376	14,561,968

(Loss) income before income taxes	(3,017,519)	4,704,919	6,247,737	5,487,363	6,057,809
(Credit) provision for income taxes	(1,617,314)	1,068,971	1,636,165	1,362,080	1,466,112
Net (loss) income	$(1,400,205)	$3,635,948	$4,611,572	$4,125,283	$4,591,697

Per share data:
Net (loss) income per share, basic	$(0.67)	$1.76	$2.23	$2.01	$2.26
Net (loss) income per share, diluted	$(0.67)	$1.76	$2.23	$2.01	$2.25
Dividends declared	$2,078,171	$2,068,680	$1,921,533	$1,801,361	$1,624,263
Dividends per share	$1.00	$1.00	$0.93	$0.88	$0.80
Book value per share	$21.69	$23.73	$26.62	$25.09	$23.95
Weighted-average shares outstanding *	2,080,507	2,068,851	2,066,683	2,047,975	2,031,211
Shares outstanding *	2,105,860	2,062,927	2,072,929	2,057,433	2,039,639

Ratios:
Return on average assets	-0.25%	0.62%	0.80%	0.73%	0.86%
Return on average equity	-2.91%	6.81%	8.65%	8.31%	9.64%
Net interest margin	3.71%	3.60%	3.34%	3.31%	3.51%
Efficiency ratio	72.51%	72.98%	71.61%	71.67%	65.99%
Expense ratio	2.37%	2.25%	2.01%	2.02%	1.93%
Allowance for loan losses to loans	1.75%	1.08%	1.13%	1.29%	1.46%
Dividend payout ratio	N/M **	56.90%	41.67%	43.67%	35.37%
Equity to assets	8.21%	8.50%	9.40%	9.18%	8.98%
Equity to deposits	9.95%	11.30%	12.96%	12.58%	12.87%

*	The number of shares and the weighted-average number of shares outstanding prior to 2006, have been adjusted to reflect the effect of a 10% stock dividend paid on February 15, 2006.
**	The result of this calculation is not meaningful.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2009 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, management was unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined the market for these securities to be inactive.  In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  As described in Notes 1 and 3 of the consolidated financial statements, the majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity through accumulated other comprehensive income (loss).

The fair value of residential mortgage loans, classified as AFS, is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans AFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of AFS loans, see the section entitled “Loans available-for-sale,” contained within management’s discussion and analysis.  As of December 31, 2009 and 2008, loans classified as AFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2009 and December 31, 2008 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2009
and 2008 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

The national economy by some estimates may be improving, but the state of the housing, real estate markets and capital markets continue to feel the downward pressure of the recession-stricken financial environment that began its downward spiral over a year ago.  Capital constraints and asset quality concerns will restrict asset growth.  The sluggish recovery has suppressed the availability of commercial and consumer credit, continued to contain residential real estate at relatively low values, propelled the rate of home foreclosures and sustained a level of unemployment not seen for decades.  In an effort to stimulate the economy, among other things, the Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate which had remained near zero percent during 2009.  While lower rates certainly do help funding costs, their effect can be unfavorable to floating-rate asset yields and re-financed fixed-rate assets thereby pressuring margins.  The shape of the interest rate yield curve continued to be positively sloped throughout 2009 but the interest rate environment was considerably lower in 2009 compared to 2008.  The shape of the yield curve may present opportunities.  However the local economy is not insulated from the disruptions, volatility and slow recovery that has negatively impacted the national economy and that situation will continue to require the Company, like all banks, to operate in a difficult, financially unstable economic landscape.  The management team and steering committees of the Company are prepared to address the issues at hand and will implement strategies to navigate through these uncertain times.

Consolidated assets decreased $19,702,000, or 3%, during the year ended December 31, 2009 to $556,017,000.  The decline was the result of decreased total borrowings of $41,597,000, or 46%, and a decrease in total shareholders’ equity of $3,286,000, or 7%, partially offset by a 6%, or $25,682,000 increase in deposits.  The decline in borrowings resulted from a combination of deposit growth and balance sheet de-leveraging.  Shareholders' equity declined due to the net loss recorded for the year ended December 31, 2009 and the declaration of cash dividends plus the reduction in intrinsic value from expiration of the cash flow hedge.

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Assets:
Cash and cash equivalents	$8,328	1.5%	$12,771	2.2%	$10,409	1.8%
Investment securities	76,530	13.8	84,188	14.6	122,984	20.9
Federal Home Loan Bank Stock	4,781	0.9	4,781	0.8	3,303	0.6
Loans and leases, net	424,345	76.3	436,291	75.8	422,252	71.9
Bank premises and equipment	15,362	2.8	16,056	2.8	12,965	2.2
Life insurance cash surrender value	9,117	1.6	8,808	1.5	8,489	1.4
Other assets	17,554	3.1	12,824	2.3	7,011	1.2
Total assets	$556,017	100.0%	$575,719	100.0%	$587,413	100.0%

Liabilities:
Total deposits	$458,994	82.6%	$433,312	75.3%	$425,708	72.5%
Short-term borrowings	16,533	3.0	38,130	6.6	39,656	6.7
Long-term debt	32,000	5.8	52,000	9.0	62,709	10.7
Other liabilities	2,815	0.4	3,316	0.6	4,149	0.7
Total liabilities	510,342	91.8	526,758	91.5	532,222	90.6
Shareholders' equity	45,675	8.2	48,961	8.5	55,191	9.4
Total liabilities and shareholders' equity	$556,017	100.0%	$575,719	100.0%	$587,413	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%
2009	$(19,701,726)	(3)	$(26,475,299)	(5)	$25,682,526	6	$(21,596,597)	(57)	$(20,000,000)	(38)
2008	(11,693,558)	(2)	(22,808,541)	(4)	7,603,571	2	(1,526,650)	(4)	(10,708,677)	(17)
2007	25,094,567	4	26,073,807	5	15,373,766	4	6,000,204	18	172,467	-
2006	18,257,290	3	21,202,050	4	30,835,955	8	4,883,153	17	(21,167,978)	(25)
2005	7,385,560	1	2,784,580	1	13,883,305	4	(21,761,049)	(43)	12,585,000	18

* Earning assets exclude: loans and securities placed on non-accrual status.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Deposit products include savings, clubs, interest-bearing checking (NOW), money market, non-interest bearing checking (DDAs) and certificates of deposit accounts.  Certificates of deposit accounts, or CDs, are deposits with stated maturities which can range from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  To determine deposit product interest rates, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as borrowings which include repurchase agreements.  Though the Company tends to experience intense competition for deposits, more so during this prolonged low interest-rate environment, the interest rate setting strategy also includes consideration of the Company’s balance sheet structure and cost effective strategies that are mindful of the current economic landscape.

The following table represents the components of total deposits as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Amount	Percent	Amount	Percent

Money market	$91,488	19.9%	$96,738	22.3%
NOW	62,031	13.5	50,124	11.6
Savings and clubs	86,335	18.8	41,326	9.5
Certificates of deposit	139,502	30.5	173,681	40.1
CDARS	8,748	1.9	-	-
Total interest-bearing	388,104	84.6	361,869	83.5
Non-interest bearing	70,890	15.4	71,443	16.5
Total deposits	$458,994	100.0%	$433,312	100.0%

During the first quarter of 2009, the Company began to use the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and contain similar terms as those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of December 31, 2009, CDARS represented $8,748,000, or 2%, of total deposits.

Total deposits increased $25,682,000, or 6%, during 2009 to $458,994,000.  The increase stems from growth in savings and clubs of $45,009,000 and NOW accounts of $11,907,000, partially offset by declines in CDs including CDARS of $25,431,000, net and money market accounts of $5,250,000.  Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  In an effort to grow and retain core deposits, the Company introduced innovative options to its variety of deposit products.  Most notably, in 2009 the Company created special savings account offerings tailored to the needs of both business and non-business customers.  This creativity resulted in savings account balances that more than doubled by the end of 2009 compared to December 31, 2008.  The Company’s niche is developing, promoting and bringing creative deposit-related ideas to the market during times that are best suited for the customer and for the Company.  This in conjunction with superior customer service contributed to the overall net increase in deposits.

Including CDARS, the maturity distribution of certificates of deposit at December 31, 2009 is as follows (dollars in thousands):

	Three months	Three to six	Six to twelve	Over twelve
	or less	months	months	months	Total
CDs of $100,000 or more	$19,883	$5,197	$7,992	$21,867	$54,939
CDs of less than $100,000	17,817	8,157	17,980	40,609	84,563
CDARS	-	740	4,088	3,920	8,748
Total CDs	$37,700	$14,094	$30,060	$66,396	$148,250

Including CDARS, approximately 55% of the CDs are scheduled to mature within one year.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  To help reduce the negative impact of the unpredictable interest rate environment, management deployed strategies that diversified the deposit mix across the entire continuum of new and existing deposit products.

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

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant flow of funds in to and out of the sweep product, their balances tend to be somewhat volatile, mimicking the likes of a DDA deposit account. Customer liquidity is the typical cause for variances in repurchase agreements, which during 2009 declined $3,665,000 from $11,412,000 at December 31, 2008 to $7,747,000 as of December 31, 2009.

Overnight borrowings and repurchase agreements are included with short-term borrowings on the consolidated balance sheets.  For a further discussion on short-term borrowings, see Note 7, “Short-Term Borrowings”, contained in the notes to consolidated financial statements in Part II, Item 8.

Long-term debt

Long-term debt consists of borrowings from the FHLB.  The weighted-average rate in effect on funds borrowed at December 31, 2009 was 5.11% compared to 5.35% as of December 31, 2008.  The 2009 weighted-average rate was 61 basis points below the tax-equivalent yield of 5.72% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2009.  Rates on the $32,000,000 balances of long-term advances are currently fixed but are structured to adjust quarterly should market interest rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties are attached to the borrowings thereby creating a disincentive from paying off the higher cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the fixed-rate would convert to a floating rate advance and at that time, the Company would have the option to repay or to renegotiate the converted advance rate.  During the third quarter of 2009, $10,000,000 of convertible select advances with a weighted-average interest rate of 6.12%, scheduled to mature in 2010, were paid off.  At the time of pay-off, the Company incurred $505,000 of prepayment interest costs that are included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2009.  This deleveraging allowed the Company access to higher available liquidity and to strengthen regulatory capital ratios.  Due to the relatively high-costing nature of these advances, the strategy was immediately accretive to future earnings.  As of December 31, 2009, the Company had the ability to borrow an additional $138,346,000 from the FHLB.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at their net fair values in the consolidated balance sheets with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  As of December 31, 2009, AFS debt securities were recorded with an unrealized net loss of $14,038,000 while equity securities were recorded with an unrealized net gain of $107,000.  Investment securities designated as HTM represent debt securities that the Company has the ability and intent to hold until maturity and are carried at amortized cost.    As of December 31, 2009 and December 31, 2008, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $56,000 and $31,000, respectively.

As of December 31, 2009, the carrying value of investment securities totaled $76,530,000, or 14% of total assets, compared to $84,187,000, or 15% of total assets at December 31, 2008.  At December 31, 2009, approximately 19% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential) that amortize and provide monthly cash flow.  Agency Government Sponsored Enterprise (Agency – GSE) securities, municipal general obligations and corporate bonds comprised 43%, 30% and 7%, respectively, of the investment portfolio at December 31, 2009.

A comparison of total investment securities as of December 31 follows:

	2009		2008
	Amount	Percent	Amount	Percent

Agency - GSE	$33,132,301	43.3%	$43,507,359	51.7%
MBS - GSE residential	14,456,037	18.9	12,438,721	14.8
State & municipal subdivisions	23,270,289	30.4	17,552,729	20.8
Pooled trust preferred securities	5,241,844	6.8	10,260,196	12.2
Equity securities - financial services	429,527	0.6	428,574	0.5
Total	$76,529,998	100.0%	$84,187,579	100.0%

The distribution of debt securities by stated maturity date at December 31, 2009 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
Agency - GSE	$-	$-	$6,939,700	$26,192,601	$33,132,301
MBS - GSE residential	-	46,579	487,049	13,922,409	14,456,037
State & municipal subdivisions	-	-	592,410	22,677,879	23,270,289
Pooled trust preferred securities	-	-	-	5,241,844	5,241,844
Total debt securities	$-	$46,579	$8,019,159	$68,034,733	$76,100,471

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2009 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total

Agency - GSE	-%	-%	3.32%	5.02%	4.67%
MBS - GSE residential	-	6.00	6.04	4.76	4.81
State & municipal subdivisions	-	-	5.60	6.22	6.21
Pooled trust preferred securities	-	-	-	1.69	1.69
Total debt securities	-%	6.00%	3.65%	4.54%	4.46%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Uncertainty continues to prevail in the financial markets which has increased the volatility in fair value estimates for the securities in the Company’s investment portfolio.  Other than pooled trust preferred securities, fair values of the Company’s investment securities have improved since year-end 2008.  Management believes fair value changes are due mainly to the interest rate environment, instability in the capital markets, limited trading activity and illiquid conditions in the financial markets, not deterioration in the creditworthiness of the issuers.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.  As of December 31, 2009, the debt securities with unrealized losses have depreciated 25.9% compared to 27.4% at December 31, 2008.   The most significant component of the $14.0 million net unrealized loss in the AFS debt securities portfolio was $13.6 million from the Company’s investments in corporate bonds consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred securities issued by banks, thrifts and insurance companies.

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  The market for these securities and other issues of PreTSLs at December 31, 2009 was not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has made the following observations and has  determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at December 31, 2009,

•
An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique, and

•
The PreTSLs securities are classified within “Level 3” (as defined in current accounting guidance and explained in Note 12, “Fair Value of Financial Instruments and Derivatives” of the consolidated financial statements) of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  The valuations of the Company’s PreTSLs were prepared by an independent third party and corroborated by management.  The approach to determine fair value involved the following:

o	Data about the issue structure as defined in the indenture and the underlying collateral were collected,

o	The credit quality of the collateral is estimated using issuer-specific probability of default values,

o
The default probabilities also considered the potential for 50% correlation among issuers within the same industry (e.g. banks with other banks) and 30% correlation between industries (e.g. banks vs. insurance),

o
The loss given default, or amount of cash lost to the investor when a debt asset defaults, was assumed to be 100% (no recovery) based upon Moody’s research.  This replicates the historically high default loss levels on trust preferred instruments,

o
The cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities.  This ascertains which investors are paid and which investors incur losses.  Thus, these cash flow projections capture the credit risk,

o
The expected cash flows utilize no prepayments and were discounted utilizing three-month LIBOR as the risk-free rate for the base case and then added a 300bp liquidity premium as the discount rate to calculate the present value of the security,

o
The effective discount rates on an overall basis range from 9.84% to 341.92% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche within the capital structure of the security and the prepayment assumptions, and

o	The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of December 31, 2009, the fair value of five PreTSL securities: VII, IX, XV, XVI and XXV had declined $8,014,000 in total below their amortized cost basis and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost basis, the securities are deemed to have experienced credit related other-than-temporary impairment in the amount of $3,300,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the year ended December 31, 2009.  This compares to $436,000 of impairment charges recorded for the year ended December 31, 2008.  There were no other-than-temporary impairment charges recorded in 2007.  The Company closely monitors the pooled trust preferred securities market and performs collateral sufficiency and cash flow analyses on a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding other-than-temporary charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  Excess stock is typically repurchased from the Company at par if the level of borrowings declines to a predetermined level.  In addition, the Company normally earns a return or dividend on the amount invested.  In order to preserve its capital level, in December 2008 the FHLB announced that it had suspended the payment of dividends and excess capital stock repurchasing.  That decision was based on the FHLB’s analysis and consideration of certain negative market trends and the impact those trends will have on their financial condition.  Based on the financial results of the FHLB for the year-ended December 31, 2009 and 2008, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.  The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

Loans and leases

The Company originates commercial and industrial (commercial) and commercial real estate (CRE) loans, residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  As part of the overall strategy to serve the business community in which it operates, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in our marketplace.  The Company’s goals center on building relationships by providing credit and non-credit products and services, continuing to diversify its loan portfolio and utilizing participations to reduce risk in larger credit transactions.  Especially in today’s economy, the Company, in providing credit to existing and new customers, has implemented policies and procedures to reduce the associated risk.  The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates and exploring programs where we can match our cost of funds.

Gross loans and leases decreased $10,255,000, or 2%, from $440,953,000 at December 31, 2008, to $430,698,000 at December 31, 2009.  Gross loans represented 77% of total assets at December 31, 2009 and December 31, 2008, respectively.

In 2009, the Company originated $32,686,000 of commercial and CRE loans, $13,809,000 of residential mortgage loans and $20,602,000 of consumer loans.  This compares to $47,864,000, $23,111,000 and $21,354,000, respectively, in 2008.  Included in mortgage loans is $8,307,000 of real estate construction lines in 2009 and $9,476,000 in 2008.  In addition for 2009, the Company originated lines of credit in the amounts of $35,296,000 for commercial borrowers and $13,260,000 in home equity and other consumer lines of credit.

The Company’s origination, for portfolio, activity declined 27% in 2009 compared to 2008. Because of the low interest rate environment, borrowers’ sentiment was to procure and refinance to low, fixed-rate mortgage loans; an activity that dominated housing lending throughout 2009.  To manage interest rate risk, the Company sells these loans into the secondary market rather than for portfolio retention.  The decline in the commercial and CRE originations was due to weak economic conditions and the related strict underwriting practices that the Company employs to help ensure against possible future losses.

Commercial and commercial real estate loans:

For 2009 the Company further implemented the concept of reinforcing and building relationships.  Commercial lenders have become relationship managers and have the knowledge to deal with loans, deposits and referrals to other areas of the bank such as trust and asset management.  The commercial and CRE loan portfolio increased to $263,514,000 from $245,480,000, or 7%, during 2009.  Deposits associated with lending, whether they are retail or commercial, have benefited from the emphasis on relationships and not just loans.

Residential real estate loans:

Residential real estate loans declined $27,509,000, or 28%, to $71,001,000 in 2009.  During the first quarter of 2009, the Company transferred $10,838,000 of residential mortgage loans to the AFS portfolio, which were simultaneously sold.  From time-to-time, management will evaluate the composition of the residential loan portfolio and based upon liquidity needs, interest rate risk and other considerations may transfer loans to the AFS portfolio, at the lower of cost or market value.  The balance of the residential real estate mortgage decline is mostly from net pay-downs during 2009 as borrowers’ desire, during this low-rate environment, is to re-finance their existing mortgage and home equity debt into new lower rate mortgage loans.  Operating in a lower interest rate environment throughout 2009 that continues into 2010, the Company expects continued prepayment and refinance activity from its mortgage banking services, albeit on a much smaller scale.

Consumer loans:

Despite reduced origination, compared to December 31, 2008,  the consumer loan portfolio remained relatively unchanged as of December 31, 2009.  The Company’s success in the development and implementation of promotional campaigns for prime-based home equity lines of credit, which customers find to be attractive in low interest rate environments, resulted in more lines, more line usage and lower installment balances.  This in addition to a new relationship with an automobile dealership during the latter part of 2008 helped stabilize the size of the consumer loan portfolio.

Real estate construction loans:

Real estate construction loans decreased $1,302,000, or 11%, at December 31, 2009 compared to December 31, 2008.  These loans fund residential and commercial construction projects and then convert to a residential mortgage or to a commercial real estate loan usually within one year from the origination date.  Generally, the converted loans will bear similar terms as the terms during the construction period.

Direct financing leases:

The balance represents tax-free leasing arrangements provided to municipal customers.  The Company has not originated new direct finance leasing and for the past several years, the activity represented scheduled run-off.

A comparison of domestic loans at December 31, for the five previous periods is as follows:

	2009	2008	2007	2006	2005

Real estate:
Commercial	$186,726,196	$164,772,236	$143,596,397	$158,446,052	$158,566,841
Residential	71,001,298	98,510,562	116,978,378	112,742,692	103,920,613
Construction	10,125,354	11,426,978	10,703,249	13,369,712	14,198,858
Commercial and industrial	76,787,809	80,707,756	72,461,485	59,767,164	57,721,756
Consumer	85,689,831	85,091,205	81,998,093	77,729,520	74,070,328
Direct financing leases	367,169	443,957	511,178	588,211	650,348
Gross loans	430,697,657	440,952,694	426,248,780	422,643,351	409,128,744
Less:
Allowance for loan losses	7,573,603	4,745,234	4,824,401	5,444,303	5,984,649
Net loans	$423,124,054	$436,207,460	$421,424,379	$417,199,048	$403,144,095

Loans available-for-sale	$1,221,365	$84,000	$827,250	$122,000	$428,584

A comparison of gross loans by percent at year-end for the five previous periods is as follows:

	2009	2008	2007	2006	2005

Real estate:
Commercial	43.3%	37.4%	33.7%	37.5%	38.8%
Residential	16.5	22.3	27.5	26.7	25.4
Construction	2.4	2.6	2.5	3.2	3.5
Commercial and industrial	17.8	18.3	17.0	14.1	14.1
Consumer	19.9	19.3	19.2	18.4	18.1
Direct financing leases	0.1	0.1	0.1	0.1	0.1
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2009.  Excluded from the table are residential real estate loans, consumer loans and direct financing leases (dollars in thousands):

	One year	One to five	More than
	or less	years	five years	Total
Commercial and CRE	$27,130	$50,854	$185,530	$263,514
Real estate construction	10,125	-	-	10,125
Total	$37,255	$50,854	$185,530	$273,639

Real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the greater than one year sensitivity changes in interest rates for performing commercial and CRE loans at December 31, 2009 (dollars in thousands):

	One to five	More than
	years	five years	Total

Fixed interest rate	$33,564	$37,822	$71,386
Variable interest rate	81,718	53,186	134,904
Total	$115,282	$91,008	$206,290

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

Loans AFS as of December 31, 2009 were $1,221,000 with a corresponding fair value of $1,233,000 compared to $84,000 and $85,000, respectively, at December 31, 2008.  During 2009, the Company originated $87,896,000 of residential mortgages AFS, compared to $14,754,000 in 2008.  The higher volume in 2009 was a function of the low interest rate environment which spawned refinance activity of existing home debt.  During 2009, residential mortgage loans with principal balances of $98,213,000 were sold into the secondary market and recognized net gains of approximately $1,060,000, compared to $46,969,000 and $261,000, respectively during 2008.  Included in the 2009 sale was $10,838,000 of residential mortgage loans transferred from the loan and lease portfolio during the first quarter of 2009 compared to $28,103,000 in the early part of 2008.  The Company does not expect residential mortgage loan origination activity to continue at the 2009 pace.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can continue the personal relationships it has established with its customers.  At December 31, 2009 and 2008, the servicing portfolio balance of sold residential mortgage loans was $157,516,000 and $95,856,000, respectively.

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	specific loans that could have potential loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of homogenous pools by loan category and eliminating the impaired loans;
▪	application of historical loss percentages (three-year average) to pools to determine the allowance allocation; and
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio. Qualitative factor adjustments include:
o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies, procedures and practices;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what we believe to be best practices and common industry standards.    Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan and lease portfolios.

Each quarter, management performs an assessment of the allowance and the provision for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidelines.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable.  The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Total charge-offs net of recoveries for the twelve months ending December 31, 2009, were $2,221,000, compared to $1,019,000 in the twelve months of 2008.  The higher level of charge-offs recorded in the year primarily resulted from the write-down of impaired loans to current fair value.  Commercial real estate loan net charge-offs of $842,000 were recorded during the twelve months ending December 31, 2009 versus $547,000 at December 31, 2008.  Commercial and industrial loan net charge-offs were $948,000 for the twelve months ending December 31, 2009 compared to net charge-offs of $107,000 in the same period of 2008.  Residential real estate loan net charge-offs totaled $9,000 for the twelve months ending December 31, 2009 compared to $45,000 in the like period of 2008.  Consumer loan net charge-offs of $422,000 were recorded during the twelve months ending December 31, 2009 versus $320,000 at December 31, 2008.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7,574,000 at December 31, 2009, an increase of $2,829,000 from December 31, 2008.  The increase in the allowance was primarily driven by a migration of commercial loan credit risk ratings from pass to classified status, higher loan charge-offs, and a generally weaker economic outlook.

Management believes that the current balance in the allowance for loan losses of $7,574,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.  At December 31, 2009 the ratio of the allowance for loans losses was increased to 1.75% of  loans compared to 1.08% at December 31, 2008.  The 30-89 day past due loans at December 31, 2009 were $5,173,000 compared to $1,858,000 at December 31, 2008.  The increase in the 30-89 day past due loans can be attributed to a general decline in economic conditions, along with rising unemployment and diminishing real estate values, each having an impact on borrowers’ ability to make their payments in a timely fashion.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2009		2008		2007		2006		2005

Balance at beginning of period	$4,745		$4,824		$5,444		$5,985		$5,988

Charge-offs:
Real estate:
Commercial	844		565		-		31		463
Residential	9		45		90		109		21
Commercial and industrial	983		168		376		630		614
Consumer	433		351		256		285		288
Lease financing	-		-		-		-		8
Total	2,269		1,129		722		1,055		1,394

Recoveries:
Real estate:
Commercial	2		18		2		27		275
Residential	-		-		125		1		11
Commercial and industrial	35		61		16		37		120
Consumer	11		31		19		124		155
Total	48		110		162		189		561
Net charge-offs	2,221		1,019		560		866		833
Provision (credit) for loan losses	5,050		940		(60)		325		830
Balance at end of period	$7,574		$4,745		$4,824		$5,444		$5,985

Net charge-offs to average net loans outstanding	0.51%		0.24%		0.13%		0.21%		0.22%
Allowance for loan losses to net charge-offs	3.41	x	4.66	x	8.62	x	6.29	x	7.18	x
Allowance for loan losses to total loans	1.75%		1.08%		1.13%		1.29%		1.46%
Loans 30 - 89 days past due and accruing	$5,173		$1,858		$4,698		$2,571		$1,609
Loans 90 days or more past due and accruing	$555		$604		$26		$81		$197
Non-accruing loans	$12,329		$3,493		$3,811		$3,358		$9,453
Allowance for loan losses to loans 90 days or more past due and accruing	13.65	x	7.85	x	189.41	x	67.54	x	30.39	x
Allowance for loan losses to non-accruing loans	0.61	x	1.36	x	1.27	x	1.62	x	0.63	x
Allowance for loan losses to non-performing loans	0.59	x	1.16	x	1.26	x	1.58	x	0.62	x
Average net loans	$432,642		$416,438		$419,586		$412,523		$385,800

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

	2009	%	2008	%	2007	%	2006	%	2005	%
Category
Real estate:
Commercial	$4,045,046	53.3%	$1,930,511	40.7%	$1,989,267	41.2%	$2,586,967	47.5%	$2,969,168	49.6%
Residential	880,401	11.6	710,981	15.0	636,899	13.2	578,117	10.6	595,092	9.9
Construction	72,105	1.0	67,141	1.4	52,634	1.1	59,617	1.1	59,953	1.0
Commercial and industrial	1,639,872	21.7	929,548	19.6	990,105	20.5	962,903	17.7	1,066,782	17.8
Consumer	840,660	11.1	973,356	20.5	960,505	19.9	1,157,091	21.2	1,180,175	19.7
Direct financing leases	-	-	6,837	0.1	9,355	0.2	14,058	0.3	14,828	0.3
Unallocated	95,519	1.3	126,860	2.7	185,636	3.9	85,550	1.6	98,651	1.7
Total	$7,573,603	100.0%	$4,745,234	100.0%	$4,824,401	100.0%	$5,444,303	100.0%	$5,984,649	100.0%

The allocation of the allowance for the commercial loan portfolio which is comprised of commercial real estate loans and commercial and industrial loans, accounted for approximately 75%, or $5,685,000 of the total allowance for loan losses at December 31, 2009.  Collateral values were prudently calculated to provide a conservative and realistic value supporting these loans.  The allocations to the other categories of loans are adequate compared to the actual three-year historical net charge-offs. Approximately $793,000, or 11%, of the allowance is specifically allocated to individual impaired loans.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of December 31, 2009, non-performing assets represented 2.58% of total assets compared to 0.96% at December 31, 2008.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Net loans, including loans available-for-sale	$424,345	$436,291	$422,252	$417,321	$403,573

Loans past due 90 days or more and accruing	$555	$604	$26	$81	$197
Non-accrual loans	12,329	3,493	3,811	3,358	9,453
Total non-performing loans	12,884	4,097	3,837	3,439	9,650
Restructured loans	-	-	-	-	-
Other real estate owned	887	1,451	107	197	-
Non-accrual securities	583	-	-	-	-
Repossessed assets	-	-	-	-	19
Total non-performing assets	$14,354	$5,548	$3,944	$3,636	$9,669

Non-accrual loans to net loans	2.91%	0.80%	0.90%	0.80%	2.34%
Non-performing loans to net loans	3.04%	0.94%	0.91%	0.82%	2.39%
Non-performing assets to total assets	2.58%	0.96%	0.67%	0.65%	1.78%

The composition of non-performing loans as of December 31, 2009 is as follows (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans
Real estate:
Commercial	$186,726	$103	$7,382	$7,485	4.01%
Residential	71,001	387	3,865	4,253	5.99%
Construction	10,125	-	-	-	-
Commercial and industrial	76,788	12	726	738	0.96%
Consumer	85,690	52	355	408	0.48%
Direct financing leases	367	-	-	-	-
Total	$430,698	$555	$12,329	$12,884	2.99%

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  The commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest, and, unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest.  Securities are placed on non-accrual status when principal has been impaired and the receipt of cash interest has ceased.  Uncollected accrued interest is reversed and charged against interest income when loans and securities are placed on non-accrual status.

The majority of the increase non-performing assets for the period is attributed to non-accruing commercial business loans, non-accruing real estate loans in the process of foreclosure and non-accruing investment securities. During the period $583,000 of corporate bonds consisting of pooled trust preferred securities were moved to non-accrual status. There were no non-accrual securities prior to 2009.  For a further discussion the Company’s securities portfolio, see Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, contained within management’s discussion and analysis.  Most of the non-accruing loans are collateralized, thereby mitigating the Company’s potential for loss.  In 2008, non-performing loans were $4,097,000 and $12,884,000 at year-end 2009.  The increase occurred mainly in the commercial loan portfolio as several local borrowers were unable to meet their contractual repayment obligations as a result of the weakened economic conditions.  Action plans for the resolution of each of the Company’s non-performing loans have been developed, monitored and are periodically updated as needed.  There were no repossessed assets at December 31, 2009 or 2008.  ORE at December 31, 2009 consisted of three properties which are listed for sale with realtors.  ORE at year-end 2008, consisted of four properties.   The non-accrual loans aggregated $12,329,000 at December 31, 2009 and were $3,493,000 at December 31, 2008.  During 2009, approximately $12,492,000 of loans were placed in non-accrual status.  These were partially offset by reductions or payoffs of $1,131,000, charge-offs of $1,979,000, $469,000 of transfers to ORE and $77,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $555,000 at December 31, 2009 compared to $604,000, at December 31, 2008.   The percentage of non-performing assets to total assets was 2.58% at December 31, 2009, an increase from 0.96% at December 31, 2008, primarily due to the transfer of loans and investments to non-performing status.  Non-performing loans to net loans were 3.04% at December 31, 2009, and 0.94% at December 31, 2008.

Repossessed assets consist of previously financed vehicles held-for-sale.  Subsequent to the loan or lease maturity, the borrower or lessee defaulted on their contract and the Company repossessed the unit.  Repossessed assets are sold through either a private or public sale and any deficiency balance from the sale of the asset is charged to the allowance for loan losses.  There were no repossessed assets or troubled debt restructured loans at December 31, 2009 or December 31, 2008.

Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  During 2009, the Company collected approximately $31,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2009 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $365,000 for the year ended December 31, 2009.

Bank premises and equipment, net

Net of accumulated depreciation and disposals, premises and equipment decreased $695,000. The Company purchased premises and equipment or transferred assets from construction in process, a component of other assets in the consolidated balance sheet, of approximately $908,000 in total during 2009 compared to $4,489,000 in 2008. The 2008 amount includes construction and completion of the Company’s West Scranton branch expansion project.  There were no expansion projects in 2009.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $887,000 at December 31, 2009 consisting of three properties, all of which were listed for sale with realtors. At December 31, 2008 ORE consisted of four properties at an aggregate value of $1,451,000.

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

Other assets

Other assets increased 61% to $14,416,000 as of December 31, 2009 from $8,930,000 at December 31, 2008. The increase was caused predominately by the recent federal mandate that banks pre-fund their three-year estimated FDIC insurance premium. The prepaid FDIC insurance premium will be released as a charge to earnings over the next three years. Contributing to the increase in other assets was additional deferred tax assets from current year impairment losses in the securities AFS portfolio. Partially offsetting these increases was a reduction in the carrying amount of the Company’s derivative contract which expired in the fourth quarter of 2009.  For a further discussion on the Company’s derivative contract, see Note 12, “Fair Value of Financial Instruments and Derivatives” of the consolidated financial statements, in Part II, Item 8.

Results of Operations

Earnings Summary

The Company’s results of operations depend primarily on net interest income.  Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields on interest-earning assets, which consist principally of loans and investment securities.  Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings.  Net interest income is determined by the Company’s interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  The interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in our marketplace.

The Company’s profitability is also affected by the level of non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s deposit and loan products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from the sales of loans, securities and foreclosed properties held-for-sale, write-down to market value of foreclosed properties held-for-sale and from credit related other-than-temporary impairment charges from investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

Overview

For the year ended 2009, the Company incurred a net loss of $1,400,000, or $0.67 per diluted share, compared to net income of $3,636,000, or $1.76 per share, for the year ended December 31, 2008.  For the year ended December 31, 2009, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were -0.25% and -2.91% compared to 0.62% and 6.81%, respectively, for the year ended December 31, 2008.  The current year included a non-operating, non-cash, after-tax charge of $2,178,000 related to other-than-temporary impairment in the Company’s security AFS portfolio compared to $288,000 for the year ended December 31, 2008.  In addition, during 2009, the Company recorded a provision for loan losses in the amount of $5,050,000 compared to $940,000 in 2008.  The provision for loan losses in 2009 was recorded to reinforce and fund the allowance for loan losses for heightened credit risks from a weakened economy and declining real estate values as well as an increase in the commercial real estate loan portfolio.  Further contributing to the lower net income was lower net interest income of $165,000 and $1,030,000, or 6%, of higher non-interest expenses.  During 2009, the Company paid off long-term debt and incurred $505,000 of prepayment interest costs which are included as a component of interest expense in the consolidated income statement for the year ended December 31, 2009.  Higher FDIC insurance premiums contributed to the increase in non-interest expense in 2009 compared to 2008.  The decline in ROA and ROE was caused by the decrease in net income.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2009, 2008 and 2007 (dollars in thousands):

	2009			2008			2007
	Average		Yield /	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets

Interest earning assets
Interest-bearing deposits	$562	$1	0.10%	$233	$3	1.36%	$184	$9	4.81%

Investments:
Agency - GSE	36,842	1,769	4.80	49,034	2,576	5.25	34,682	1,724	4.97
MBS - GSE residential	11,072	618	5.58	35,294	1,833	5.19	51,781	2,540	4.91
State and municipal	24,278	1,610	6.63	15,813	1,014	6.41	12,267	780	6.36
Other	25,988	475	1.83	25,967	1,252	4.82	17,487	1,175	6.72
Total investments	98,180	4,472	4.56	126,108	6,675	5.29	116,217	6,219	5.35

Loans:
Commercial and CRE	261,842	15,829	6.05	231,721	15,869	6.85	220,968	16,458	7.45
Consumer	65,916	4,559	6.92	71,089	4,872	6.85	68,395	4,625	6.76
Residential real estate	104,481	5,787	5.54	117,547	6,985	5.94	134,869	8,360	6.20
Direct financing leases	403	25	6.12	477	29	6.15	549	34	6.16
Total loans	432,642	26,200	6.06	420,834	27,755	6.60	424,781	29,477	6.94

Federal funds sold	4,603	11	0.25	3,342	91	2.73	1,948	103	5.28

Total interest-earning assets	535,987	30,684	5.72%	550,517	34,524	6.27%	543,130	35,808	6.59%

Non-interest earning assets	29,289			33,301			32,328

Total Assets	$565,276			$583,818			$575,458

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$53,690	$404	0.75%	$38,425	$331	0.86%	$41,055	$511	1.24%
NOW	62,090	197	0.32	59,130	616	1.04	67,489	1,837	2.72
MMDA	106,115	1,624	1.53	93,465	2,460	2.63	84,000	3,658	4.35
CDs < $100,000	101,286	3,217	3.18	98,410	4,052	4.12	94,420	4,173	4.42
CDs > $100,000	63,436	2,435	3.84	80,389	3,638	4.53	66,998	3,168	4.73
Clubs	1,687	19	1.14	1,764	21	1.19	1,908	23	1.21
Total interest-bearing deposits	388,304	7,896	2.03	371,583	11,118	2.99	355,870	13,370	3.76

Repurchase agreements	8,743	28	0.32	12,074	103	0.85	19,580	465	2.38

Borrowed funds	45,979	2,873	6.25	74,530	3,463	4.65	71,573	3,825	5.34

Total interest-bearing liabilities	443,026	10,797	2.44%	458,187	14,684	3.20%	447,023	17,660	3.95%

Non-interest bearing deposits	70,285			67,717			70,606

Non-interest bearing liabilities	3,828			4,503			4,499

Total liabilities	517,139			530,407			522,128

Shareholders' equity	48,137			53,411			53,330

Total liabilities and shareholders' equity	$565,276			$583,818			$575,458
Net interest income		$19,887			$19,840			$18,148

Net interest spread			3.28%			3.07%			2.64%

Net interest margin			3.71%			3.60%			3.34%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans AFS and non-accrual loans but exclude the allowance for loan losses.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

	Years ended December 31,
	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Residential real estate	$(744)	$(454)	$(1,198)	$(1,040)	$(336)	$(1,376)
Commercial and CRE	1,912	(1,992)	(80)	766	(1,305)	(539)
Consumer	(362)	45	(317)	178	66	244
Total loans and leases	806	(2,401)	(1,595)	(96)	(1,575)	(1,671)
Investment securities, interest-bearing deposits and Federal funds sold	(1,159)	(1,298)	(2,457)	564	(211)	353
Total interest income	(353)	(3,699)	(4,052)	468	(1,786)	(1,318)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(700)	(503)	(1,203)	611	(141)	470
Other	790	(2,809)	(2,019)	81	(2,803)	(2,722)
Total deposits	90	(3,312)	(3,222)	692	(2,944)	(2,252)
Other interest-bearing liabilities	(1,525)	860	(665)	(206)	(518)	(724)
Total interest expense	(1,435)	(2,452)	(3,887)	486	(3,462)	(2,976)
Net interest income	$1,082	$(1,247)	$(165)	$(18)	$1,676	$1,658

The interest rate yield curve remained positively sloped in 2009, but at unprecedented low levels. The FOMC has not adjusted the short-term federal funds rate which has remained near zero percent during 2009.  Similarly, at 3.25%, the national prime interest rate remained constant throughout 2009.  National prime is a benchmark rate banks use to set rates on various lending and other interest-sensitive products.  Operating in a very low interest rate environment will continue to present challenges in the coming year for all banks.  In today’s markets, funding longer-termed assets with shorter-termed liabilities solely for higher spread is not a prudent means of managing interest rate risk as this strategy is detrimental to future earnings when rates begin to rise and asset duration lengthens.  Therefore, operating in this low interest rate environment will continue to suppress significant asset growth.

While national prime has remained at 3.25% throughout 2009, the weighted-average national prime rate decreased 184 basis points, from 5.09%, in 2008.  The effect of this decrease has been to exert extreme downward pressure on yields of the Company’s interest-earning assets.  With rate-cutting beginning in January 2008, this pressure existed with increasing momentum throughout 2009.  The Company was able to more than offset this pressure by periodically adjusting rates on its interest-bearing deposits.  In response to the swift downward shift in rates, the Company’s asset /  liability committee assessed, among other things, the impact the interest rate movements have had on its earning assets.  Where necessary, rate adjustments to interest-bearing deposits and repurchase agreements were implemented and high-costing long-term wholesale funding sources were paid off, all of which helped minimize the effect rate changes have had on net interest income.  The committee meets frequently and has successfully implemented rate setting strategies to help mitigate the interest rate risk inherent in the balance sheet and has been able to preserve its net interest margin to acceptable levels.

As market rates fell along with national prime, loan originations, renewing commercial and residential loans and lines of credit continued to price below the average 2009 portfolio yields.  In addition, the decrease in the Treasury yields and other capital market rates, which largely began during the second half of 2008, has had and could continue to have an unfavorable impact on the Company’s total 2009 and 2010 investment portfolio yield.  The relative and predominantly lower interest rate environment of 2008 and 2009 had a negative impact on the Company’s interest-earning assets.  Total interest income declined 12%, or $4,052,000 from $33,961,000 in 2008 to $29,909,000 in 2009 and further caused the tax-equivalent yield on earning assets to decrease 55 basis points.  The Company should continue to experience a period of sliding yields on its interest-earning assets during 2010, in what has become a sustained low interest rate environment.

Interest expense decreased $3,887,000, or 26%, from $14,684,000 in 2008 to $10,797,000 in 2009.  The lower interest rate environment that has dominated the economy over the last two years required the Company to periodically reduce offering rates on both its deposit and repurchase agreement products.  Though the Company recorded a net increase in average interest-bearing deposits, interest expense on deposits declined by $3,223,000 in 2009 compared to 2008 caused by a 96 basis point decline on rates paid.  The effect of the $16,721,000 net increase in average interest-bearing deposits was an additional $90,000 in interest expense.  In an effort to maintain reasonable interest rate spreads to its earning-assets, the Company’s asset / liability committee reduced rates paid on CDs as well as rates paid on transactional deposits.  In today’s environment, rates on CD’s should naturally price lower as they mature.  Whether or not the Company can continue to reduce rates on deposits that are currently priced at unprecedented low levels, to maintain its interest rate spread will be predicated on the interest rate environment, liquidity position and competition.  Interest expense on borrowings, including repurchase agreements, declined $665,000 during 2009, mostly from the $31,882,000 decline in average balances.  During 2009, the Company paid off $10,000,000 of high-costing long-term debt and incurred $505,000 of prepayment interest costs that are included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2009.

The resulting performance that the mix of the Company’s interest-sensitive assets and liabilities and the varying effects the severity of the yield curve slope has had during 2009, combined with the early pay off of high-costing long-term debt, caused net interest income to decrease $165,000, or 1%, from $19,277,000 in 2008 to $19,112,000 in 2009.  On a tax-equivalent basis, the net interest rate spread increased 21 basis points from 3.07% to 3.28% and the tax-equivalent margin improved 11 basis points, from 3.60% in 2008 to 3.71% in 2009, respectively.

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Management continuously reviews the risks inherent in the loan and lease portfolio.  Loans and leases determined to be uncollectible are charged-off against the allowance for loan losses.  The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Company’s Special Asset Committee meets periodically to review problem loans and leases.  The committee is comprised of management, including the chief risk officer, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

Provisions for loan losses of $5,050,000 were made for the year ended December 31, 2009.  In 2008, provisions of $940,000 were made.  The $5,050,000 provision for loan losses was recorded due to credit quality deterioration ensuing from the declines in economic conditions during 2009.  This increase in the provision compared to 2008 was due to the increased levels of credit downgrades, net charge-offs, and an increase in the level of non-performing loans. A portion was also allocated to safeguard against possible future losses due to weaker economic conditions.

Other income

For the year ended December 31, 2009, total other income was $2,417,000, or 53%, less than the  $4,578,000 recorded during the year ended December 31, 2008.  In 2009, a non-cash other-than-temporary impairment (OTTI) charge of $3,300,000 was recorded compared to $436,000 recorded for the year ended December 31, 2008.  For both years, the OTTI charges were related to the Company’s investment in pooled trust preferred securities.  The carrying values of these securities were written down to their fair values as management has deemed the impairment to be other-than-temporary.  For a further discussion on the Company’s investment in pooled trust preferred securities see Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, contained within management’s discussion and analysis.  Service charges on deposit related accounts declined $271,000, or 9%, in 2009 compared to 2008.  This decline was the result of lower volumes of overdraft transactions.  Further contributing to the decline in other income in 2009, the Company wrote down to fair value, the carrying amount of its investment in two foreclosed assets held-for-sale by a total of $178,000.  There were no similar write-downs in 2008.  The assets represent two commercial real estate properties acquired in foreclosure during 2008.  The current year subsequent write-downs were based on sales indications received by the Company that were less than the carrying value of the properties.  Partially offsetting these declines in other income were increased gains from mortgage banking services which increased by $799,000 in the year-over-year comparison and higher levels of loan and financial services fee income.

Other expenses

For the year ended December 31, 2009, other operating expenses grew $1,030,000, or 6%, from $18,211,000 for the year ended December 31, 2008 to $19,241,000 for the 2009 year.  The higher operating expenses include a $1,046,000 increase in FDIC insurance premiums, or nearly nine times the 2008 assessment.  With the requirement for the FDIC to shore up the insurance reserve, the Company expects to continue to incur relatively high FDIC insurance premiums over the next several years.  In conjunction with the Company’s branch expansion project in 2008, depreciation on premises and equipment increased $305,000, or 6%, from a full year of expense.  Partially offsetting the increased FDIC premiums and branch expansion related expenses were lower employee salary and benefit costs and less expenses from advertising.  The reduced salary and benefits is from fewer full-time equivalent employees in 2009 compared to 2008.  The decline in advertising was due to expansion projects and the related promotion costs consummated in 2008 that did not recur in 2009.  Other expenses also increased by higher collection and ORE expenses associated with more legal, maintenance and other costs associated with the property foreclosure process.

The ratios of non-interest expense less non-interest income to average assets (expense ratio) at December 31, 2009 and 2008 were 2.37% and 2.25%, respectively.  The overhead expense ratio, which excludes OTTI and gains from securities sales, drifted upward due mostly to lower average assets and to a lesser extent, higher net non-interest expenses.

As the Company enters 2010, management expects certain expenses to rise above or remain at above-normal, inflationary-only prone increases.  In 2009, the Company’s FDIC costs, grew nearly nine times the 2008 level.  In 2010, the Company will continue to experience high premiums and does not expect these coverage costs to recede in the near future.  In addition, the deterioration of real estate values, a lackluster environment for commercial business expansion and the potential for contraction of existing businesses and those whose operations have been negatively affected by the current economic climate, could result in additional legal costs associated with collection efforts as well as higher maintenance costs for existing and potentially more properties acquired in foreclosure.  The management team of the Company is poised to minimize losses and expenses associated with these activities, however there is no assurance that such activity will not occur.

Provision for income taxes

The Company’s pre tax loss in 2009 compared to pretax income in 2008 was the cause of a credit for income taxes in 2009 compared to a provision for income taxes in 2008.

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

Deposits

Total deposits increased $7,604,000, or 2%, during 2008 to $433,312,000.  The growth in deposits was mostly from increases in money markets of $8,846,000 and DDAs of $6,647,000, or 10% each, partially offset by declines in NOW and certificates of deposit accounts of $4,571,000 and $4,519,000, respectively.  The majority of the increase in DDAs was from a temporary deposit from a corporate trust account which had since been withdrawn.  The West Scranton branch office, that had opened during the third quarter of 2008 and the related bank-wide promotions, superior customer service, increased deposit business from our existing and new commercial customers all contributed to the net increase in deposits.  The continued increases in money market accounts that the Company had experienced were from success in our deposit-gathering strategies in conjunction with promotional interest rates tailored to depositors’ needs.  We attributed the decline in certificate of deposit accounts to the lower and highly volatile interest rate environment that existed at December 31, 2008 when compared to the prior year.

Short-term borrowings

During 2008, repurchase agreements declined to $9,092,000 from $20,504,000 at December 31, 2007.  At December 31, 2008 and 2007, sweep accounts represented 93% and 62%, respectively, of total repurchase agreements.  The low interest rate environment had caused our customers to seek higher rates in alternative products and as such the balances in the term-repurchase agreements declined by about 91%.

Long-term debt

The weighted-average rate in effect on funds borrowed at December 31, 2008, was 5.35% compared to 5.26% as of December 31, 2007.  The 2008 weighted-average rate was 92 basis points below the tax-equivalent yield of 6.27% on the Company’s portfolio of average interest-earning assets for the year ended December 31, 2008.  Rates on $42,000,000 of the total long-term advances were fixed but would adjust quarterly had market rates increased beyond the issues’ original or strike rates.  Significant prepayment penalties are attached to the borrowings which thereby created a significant disincentive from paying off the relatively high cost advances.  However, in the event that the underlying market rates drifted above the rates that were paid on these borrowings, the FHLB rate would have converted to a floating rate and the Company would have had the option, at that time, to repay or to renegotiate the converted advance rate.  During December 2008, a $10,000,000 capped floating-rate long-term advance was paid off early.

Investments

As of December 31, 2008 and December 31, 2007, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $31,000 and $33,000, respectively.  Total investments decreased $38,797,000 in 2008, including an $11,893,000 decline in the market value of AFS investments.  During 2008, the Company sold approximately $48.4 million of MBS – GSE residential and Agency – GSE securities, the proceeds of which were used to pay-down long-term debt, fund loan growth and fund the expansion of the Company’s branch network.  The carrying value of investment securities, at December 31, 2008, was $84,188,000, or 15% of total assets compared to $122,984,000, or 21%, as of December 31, 2007.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2008, was as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
Agency - GSE	-%	-%	5.07%	5.87%	5.74%
MBS - GSE residential	-	-	6.01	5.44	5.45
State & municipal subdivisions	-	-	5.47	5.90	5.83
Pooled trust preferred securities	-	-	-	4.00	4.00
Total debt securities	-%	-%	5.21%	5.35%	5.34%

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

The Company’s origination activity increased 9% in 2008 over 2007 despite operating in a very difficult economy.  Only the residential real estate portfolio recorded a decline compared to 2007 which was more than offset by growth in commercial lending.  A new senior lender was hired which enabled the Company to grow its commercial and CRE portfolio.

Commercial and Commercial Real Estate Loans:

Originations in commercial and commercial real estate were relatively strong, as they fully exceeded scheduled principal curtailments and pre-payments, which thereby resulted in a commercial loan increase of $29,422,000 to $245,480,000 from $216,058,000, or 14% during 2008.  During most of 2008, the Company bolstered the origination activities in the commercial loan business.  Commercial lending successfully restructured its team of commercial loan officers led by the experienced newly hired senior lender.  This team had effectively penetrated our markets and successfully developed new business relationships and re-kindled relationships with our existing commercial customer base.

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

Consumer Loans:

Though consumer loan originations were lower in 2008 compared to 2007, this sector increased $3,093,000, or 4%, during the year.  The increase was mainly from lower principal pay-downs and increased draw activity from customers who accessed their home equity available credit.  During 2008, the Company established a new relationship with a local automobile dealership which provided increased origination activity in consumer lending.

Real Estate Construction Loans:

Real estate construction loans increased $724,000, or 7%, at December 31, 2008 compared to December 31, 2007.  The increase in 2008 was caused by more commercial construction projects that had not yet converted to permanent financing.

Loans available-for-sale

Loans AFS at December 31, 2008 were $84,000 with a corresponding fair value of $85,000 compared to $827,000 and $843,000, respectively, at December 31, 2007.  During 2008, residential mortgages with principal balances of $46,969,000 were sold into the secondary market and recognized net gains of approximately $261,000.  Included in the sale were $28,103,000 of residential loans transferred from the loan and lease portfolio.

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

Non-performing assets

The majority of non-performing assets for the period were attributed to non-accruing commercial business loans and non-accruing real estate loans in the process of foreclosure.  Most of these loans were collateralized, thereby mitigating the Company’s potential for loss.  In 2007, non-performing loans were $3,837,000 compared to $4,097,000 at year-end 2008.  There were no repossessed assets at December 31, 2008 or 2007.  ORE at December 31, 2008 consisted of four properties of which one had an agreement to sell pending at that time.  ORE at year-end 2007 consisted of one property which was subsequently sold.  The Special Assets Committee had developed specific action plans for each of the Company’s non-performing loans.  During 2008, several of those plans were brought to a conclusion resulting in repayments of non-performing loans.  The non-accrual loans aggregated $3,493,000 at December 31, 2008, a reduction of $318,000 from year-end 2007.  During 2008, approximately $4,946,000 of loans were placed in non-accrual status.  These were partially offset by reductions or payoffs of $2,426,000, charge-offs of $916,000, $1,562,000 of transfers to ORE and $360,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $604,000 at December 31, 2008 compared to $26,000, at December 31, 2007.  The majority of the increase was attributable to one residential mortgage migrating to the over 90 day category.  Non-accrual loans were reduced by 8% to $3,493,000.  The ORE balance rose from $107,000 to $1,450,000.  This sizeable increase was a result of the collections process as the collateral securing non-accruing loans was taken in the foreclosure process.  These three items comprise the non-performing assets of $5,548,000 at December 31, 2008.  The percentage of non-performing assets to total assets was 0.96% at December 31, 2008, an increase from 0.67% at December 31, 2007, primarily due to the aforementioned ORE increase.  Non-performing loans to net loans were 0.94% at December 31, 2008, and 0.91% at December 31, 2007.  The 30-89 day past due loans at December 31, 2008 were $1,858,000 reduced from $4,698,000 at December 31, 2007.  Contributing to the reduction was the repayment of previously delinquent loans and others which had been brought current.

During 2008, the Company collected approximately $311,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2008 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $250,000 for the year ended December 31, 2008.

Bank premises and equipment, net

Net of accumulated depreciation and disposals, premises and equipment increased $3,091,000.  During 2008, the Company purchased or transferred from construction in process approximately $4,489,000 compared to $3,293,000 in 2007.  The increase was principally from the construction and completion of the Company’s West Scranton branch expansion project.

Foreclosed assets held-for-sale

Other real estate owned

ORE was $1,451,000 at December 31, 2008 consisting of four properties, one of which was under an agreement to be sold.  The three remaining properties were listed for sale with a realtor.  The one residential property which was owned at year end 2007 was sold.

Other assets

Other assets more than doubled in 2008 to $8,930,000 compared to 2007.  The increase was caused predominately by the increase in the net deferred tax asset of  $4,046,000 as a result of additional unrealized losses in the securities AFS portfolio.  Also contributing to the increase in other assets was an increase in the fair value of the Company’s derivative contract.

Results of Operations

Earnings Summary

Net income for the year ended December 31, 2008 was $3,636,000, compared to $4,612,000 for the year ended December 31, 2007.  During the same periods, diluted earnings per common share was $1.76 and $2.23, respectively.  For the year ended December 31, 2008, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.62% and 6.81% compared to 0.80% and 8.65%, respectively, for the year ended December 31, 2007.  2008 included a non-operating, non-cash, after-tax charge of $288,000 related to an other-than-temporary impairment (OTTI) in the Company’s security AFS portfolio that did not occur in 2007.  In addition, during 2008, the Company recorded a provision for loan losses in the amount of $940,000 compared to a credit for loan losses of $60,000 in 2007.  The provision for loan losses in 2008 was recorded in anticipation of credit quality deterioration ensuing from accelerated declines in economic conditions during the fourth quarter of 2008, in addition to growth in the commercial loan portfolio.  Further contributing to the lower net income were lower non-interest interest income and higher non-interest expenses.  These items were partially offset by an improvement in net interest income of $1,658,000, or  9%, to $19,277,000 in 2008 compared to $17,619,000 in 2007.  The decline in ROA and ROE was caused by the decrease in net income.

Net interest income

The slope of the yield curve returned to a more normal, positive slope in 2008 compared to 2007, but at unprecedented low levels.  In several efforts to stimulate a recessing economy, the FOMC reduced short-term interest rates seven times during 2008, in intervals ranging from 25 to 75 basis points, sometimes occurring twice in a single month.  In response to these actions, the national prime rate also decreased during 2008.  National prime, the benchmark rate banks use to set rates on various lending and other interest sensitive products, decreased seven times for a total decrease of 400 basis points from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.

While national prime decreased 400 basis points, the weighted-average national prime rate decreased to 5.09% in 2008 compared to 8.05% in 2007.  The effect of this average decrease was to exert extreme downward pressure on yields of the Company’s interest-earning assets.  With rate cutting beginning in January 2008, this pressure existed with increasing momentum throughout all of 2008.  The Company was able to more than offset this pressure by periodically adjusting rates on its interest-bearing deposits.  Where necessary, rate adjustments to interest-bearing deposit and repurchase agreements were implemented and wholesale funding sources were utilized, all of which helped minimize the effect rate changes had on net interest income.  The Company’s ALM committee met frequently and successfully implemented rate setting strategies to mitigate the interest rate risk inherent in the balance sheet and was able to preserve its net interest margin while always mindful of our customers’ needs.

As expected the relative and predominantly lower interest rate environment of 2008 continued to have a negative impact on the Company’s interest-earning assets.  Total interest income declined 4%, or $1,318,000 from $35,279,000 in 2007 to $33,961,000 in 2008 and further caused the tax-equivalent yield on earning assets to decrease 32 basis points.  Interest expense decreased $2,976,000, or 17%, from $17,660,000 in 2007 to $14,684,000 in 2008.  Though the Company recorded a net increase in average interest-bearing liabilities, due to deposit growth, interest expense on deposits declined by almost $3,000,000 in 2008 compared to 2007 caused by a 77 basis point decline on rates paid.  The effect of the $15,713,000 increase in average interest-bearing deposits was an additional $692,000 in interest expense.  In an effort to maintain reasonable interest rate spreads to its earning-assets, throughout 2008 the Company’s asset / liability committee has reduced rates paid on CDs as well as rates paid on transactional deposits.  Interest expense on borrowings, including repurchase agreements, declined $724,000 during 2008, mostly from lower rates.

As a result of the mix of the Company’s interest-sensitive assets and liabilities and the varying effects the severity of the yield curve slope had during 2008, net interest income increased $1,658,000, or 9%, from $17,619,000 in 2007 to $19,277,000 in 2008.  On a tax-equivalent basis, the net interest rate spread increased 43 basis points from 2.64% to 3.07% and the tax-equivalent margin improved 26 basis points, from 3.34% in 2007 to 3.60% in 2008, respectively.  The improvement in spread and margin were due largely to lower rates paid on interest-bearing liabilities and more net interest income.

Provision for loan losses

Provisions for loan losses of $940,000 were made for the year ended December 31, 2008.  In 2007, the Company did not need to make provisions and reduced the allowance for loan losses due to a reduced level of internally criticized and classified loans.  The $940,000 provision for loan losses was recorded for anticipated credit quality deterioration, ensuing from accelerated declines in economic conditions during the fourth quarter of 2008, together with providing for over $30 million of commercial loan growth throughout 2008.  The provision increase occurred to reinforce and fund the allowance for loan losses balance as of December 31, 2008 to safeguard against possible future losses.  The allowance for loan losses was $4,745,000 at December 31, 2008, and was $4,824,000 at December 31, 2007.

Other income

For the year ended December 31, 2008, total other income was $4,578,000, $627,000, or 12% less than the $5,205,000 recorded during the year ended December 31, 2007.  In 2008, a non-cash OTTI charge of $436,000 was recorded.  There was no similar charge in 2007.  The OTTI charge was related to the Company’s investment in a pooled preferred term security and a common stock equity position in FNMA.  The carrying values of these securities were written down to their fair values during the third and fourth quarters of 2008 as management had deemed the impairment to be other-than-temporary.  Service charges on deposit related accounts declined $106,000, or 4%, in 2008 compared to 2007.  Most of this decline was the result of lower volumes of overdraft transactions.  During 2008, the Company recorded net losses from the disposal of premises and equipment of $36,000 compared to net gains of $98,000 recorded in 2007, or an adverse impact of approximately $134,000.  The loss in 2008 was from the disposal of unused, obsolete capital equipment while in 2007 gains included the sales of two commercial facilities previously leased to non-related third parties.  Further contributing to the non-interest income decline in 2008 were the gains recorded from the sale of foreclosed properties in 2007 of $144,000 compared to $43,000 in 2008.  Partially offsetting these adverse changes in non-interest income were: $101,000 more gains from the sales of residential mortgages into the secondary market; fees earned from the Company’s trust services business and an increase in the cash surrender value of BOLI.

Other expense

For the year ended December 31, 2008, other operating expenses grew $1,574,000, or 9%, from $16,637,000 for the year ended December 31, 2007.  Merit and performance-based incentive increases, branch expansion and the related employee benefits, health care, and wider participation in the Company’s 401(k) plan caused salaries and employee benefit costs to rise $1,164,000, or 13%, for the twelve months ended December 31, 2008 compared to the same period in 2007.  Occupancy related expenses, a component of premises and equipment, increased $95,000, or 3%, due to a full year of depreciation and amortization on the Green Ridge branch relocation and the 2008 opening of the West Scranton branch.  Branch expansion activities also included more advertising and marketing, up $33,000, or 5%, and other increased overhead including: office supplies, postage, data processing and FDIC premiums.  Other expenses were also increased by higher collection and ORE expenses associated with more legal and foreclosure costs.

The ratios of non-interest expense less non-interest income to average assets (expense ratio) at December 31, 2008 and 2007 were 2.25% and 2.01%, respectively.  The overhead expense ratio of the Company drifted upward due to higher non-interest expenses.

Provision for income taxes

Income before provision for income taxes in 2008 decreased $1,543,000 from 2007.  The effective federal income tax rate was 22.7% and 26.2% for the years ending December 31, 2008 and 2007, respectively.  The decrease in the effective tax rate is attributable to the decrease in pre-tax income.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with the overall interest rate management strategy.  These instruments involve, to a varying degree, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts.  Such instruments primarily include lending commitments, lease obligations and derivative instruments.  For a further discussion on the Company’s derivative instrument, see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, and Note 12, “Fair Value of Financial Instruments and Derivatives”, contained within the notes to consolidated financial statements in Part II, Item 8.

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

The following table presents, as of December 31, 2009, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest (dollars in thousands):

		Over one	Over three
	One year	year through	years through	Over
	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit *	$81,854	$54,794	$10,015	$1,587	$148,250
Long-term debt	11,000	5,000	-	16,000	32,000
Repurchase agreements	7,747	-	-	-	7,747
Operating leases	357	695	670	3,493	5,215

Significant commitments:
Letters of credit	2,169	6,105	-	772	9,046
Loan commitments **	17,652	-	-	-	17,652

Total	$120,779	$66,594	$10,685	$21,852	$219,910

*	Includes certificates in the CDARS program.
**
Available credit to borrowers in the amount of $61,713 is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

Related Party Transactions

Information with respect to related parties is contained in Note 15, “Related Party Transactions”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

Impact of Accounting Standards and Interpretations

Information with respect to the impact of accounting standards is contained in Note 18, “Recent Accounting Pronouncements”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk weightings.  The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the weights applied to securities that are rated below investment grade, thereby inflating the total risk-weighted assets.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  Additional information with respect to capital requirements is contained in Note 14, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the second quarter of 2008, the Company’s Board of Directors announced its intent to initiate a capital stock repurchase program covering up to 50,000 shares of its outstanding capital stock.  The repurchased shares would become treasury stock and could be available for issuance under the Company’s various stock-based compensation, employee stock purchase and dividend reinvestment (DRP) plans and for general corporate purposes.  The repurchases may be made from time-to-time in open-market transactions, subject to availability, pursuant to safe harbor rule 10b-18 under the Securities Exchange Act of 1934.  Management has suspended repurchase-plan activity as a prudent means, in light of the current economic pressures on banking, to preserve and grow the Company’s capital base.  Since the program’s inception, the Company has reacquired at $27.83 per share and reissued at $21.11 per share 17,500 shares to participants in the Company’s DRP.

In January 2010, the DRP was amended to authorize and issue not more than 300,000 shares of common stock of the Company.  The DRP provides shareholders with a convenient and economical method of investing cash dividends payable upon the common stock and the opportunity to make voluntary optional cash payments to purchase additional shares of the Company’s common stock.  Participants pay no brokerage commissions or service charges when they acquire additional shares of common stock through the DRP.  In addition, until further notice and action of the Company’s Board of Directors, shareholders who participate in the DRP may use their cash dividends and optional cash payments to purchase additional shares of stock directly from the Company at 90% of the fair market value of the common stock on the investment date.  To the extent that additional shares are purchased directly from the Company under the DRP, the Company will receive additional funds for its general corporate purposes.  Post-Effective Amendment No. 1 to Form S-3, Registration Statement No. 333-152806 was filed with the SEC on January 25, 2010.

During the year-ended December 31, 2009, total shareholders' equity decreased $3,240,000, or 9%, due principally from the recorded net loss, the declaration of cash dividends and the expiration of the Company’s cash flow hedge and the related adjustment for its remaining intrinsic value.  Conversely, shareholders’ equity was enhanced by stock issued from the Company’s Employee Stock Purchase and Dividend Reinvestment Plans.  The Company’s primary source (use) of capital during the previous five years has been from the retention of equity in undistributed earnings of the Bank, as reflected below:

	Net	Cash dividends	Earnings
	(loss) income	declared	retained

2009	$(1,400,205)	$2,078,171	$(3,478,376)
2008	3,635,948	2,068,680	1,567,268
2007	4,611,572	1,921,533	2,690,039
2006	4,125,283	1,801,361	2,323,922
2005	4,591,697	1,624,263	2,967,434

As of December 31, 2009, the Company reported a net unrealized loss of $9,194,000, net of tax, from the securities AFS portfolio including $6,126,000 of non-credit related OTTI recorded in 2009 compared to a net unrealized loss of $8,831,000 as of December 31, 2008.  Other than the Company’s investment in corporate bonds consisting of pooled trust preferred securities, the unrealized loss position has improved from December 31, 2008.  However, the prolonged economic slump has created uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios.  Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.  Nonetheless, there is no assurance that future unrealized losses will not be recognized on the Company’s portfolio of investment securities.  Additional information with respect to the investment portfolio and a discussion on the related decline in fair value, is contained in Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, in management’s discussion and analysis.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During a declining interest rate environment, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in a period of rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and the MBS – GSE residential securities portfolio to decrease.  Rising interest rates may also cause deposit inflow to accelerate and be invested at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

During the year ended December 31, 2009, the Company used approximately $4.4 million of cash.  During this period, the Company’s operations provided approximately $11.8 million, primarily from the sales of mortgages AFS net of originations.  Included in the sales were approximately $10.8 million of residential mortgage loans that were transferred to the loan AFS portfolio.  Cash provided by investing activities was generated from the sales of securities and ORE properties.  The combined $12.7 million generated from operations and financing along with deposit growth from financing activities was used to pay cash dividends, reduce overnight borrowings and de-leverage the balance sheet by the pay down and non-renewal of long-term debt.

As of December 31, 2009, the Company maintained $8,328,000 in cash and cash equivalents and $77,043,000 of investments and loans AFS.  In addition, as of December 31, 2009, the Company had approximately $138,346,000 available to borrow from the FHLB,  $30,000,000 available from other correspondent banks and $960,000 from the Discount Window of the Federal Reserve Bank.  This combined total of $254,677,000 represented 46% of total assets at December 31, 2009.  Management believes this level of liquidity to be strong and adequate to support current operations.  Included in the $30,000,000 availability from correspondent banks is $20,000,000 from one bank whose credit facility expired on January 1, 2010.  The correspondent bank provides liquidity to the Company in the form of short-term overnight borrowings.  In February 2010, the Company renewed the relationship for $15,000,000.  The $5,000,000 reduction of available funds from this relationship will not have a significant effect on the Company’s liquidity position.  For a discussion on the Company’s significant determinable contractual obligations and significant commitments, see “Off-Balance Sheet Arrangements and Contractual Obligations,” above.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system.  Among other things, this new program provides full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions regardless of the dollar amount.  To protect its depositors, the Company decided to participate the Transaction Account Guarantee (TAG) component of the TLGP.  Under the TAG, all depositors who hold funds in non-interest bearing accounts, or interest-bearing accounts with an interest rate of 0.50% or less, including the Lawyers Trust Accounts, have a temporary unlimited guarantee from the FDIC which was originally scheduled to expire on December 31, 2009.  To assure an orderly phase out of the TAG component of the TLGP, the FDIC has extended the program, on a voluntary basis to June 30, 2010.  Participation in the extended program required the assessment of a higher premium – from 15 to 25 basis points depending on pre-determined risk factors assigned to financial institutions.  To protect the deposit base, the Company opted to extend its participation in the TAG program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts will continue to be fully guaranteed by the FDIC for the entire account balance.  The Company, rated with the lowest tier 1 risk factor, was assessed 15 basis points and as a result will incur $42,000 of additional FDIC premiums to voluntarily participate in the TAG extension program.  Coverage under the TAG program is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insures accounts up to $250,000 until the end of 2013, unless extended.

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

Interest Rate Risk Measurement.  Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings at risk simulation and economic value at risk simulation.  While each of the interest rate risk measurements has limitations, collectively, they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company and the distribution of risk along the yield curve, the level of risk through time and the amount of exposure to changes in certain interest rate relationships.

Static Gap.  The ratio between assets and liabilities re-pricing in specific time intervals is referred to as an interest rate sensitivity gap.  Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2009 the Company maintained a one-year cumulative gap of positive $35.1 million, or 6.3%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2009 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total

Cash and cash equivalents	$117	$-	$-	$8,211	$8,328
Investment securities (1)(2)	16,665	2,005	24,022	38,619	81,311
Loans (2)	133,949	53,600	105,175	131,621	424,345
Fixed and other assets	-	9,117	-	32,916	42,033
Total assets	$150,731	$64,722	$129,197	$211,367	$556,017
Total cumulative assets	$150,731	$215,453	$344,650	$556,017

Non-interest-bearing transaction deposits (3)	$-	$7,090	$19,495	$44,306	$70,891
Interest-bearing transaction deposits	63,917	-	66,621	109,315	239,853
Certificates of deposit	38,439	43,415	54,814	11,583	148,251
Repurchase agreements	7,747	-	-	-	7,747
Short-term borrowings	8,786	-	-	-	8,786
Long-term debt	-	11,000	-	21,000	32,000
Other liabilities	-	-	-	2,815	2,815
Total liabilities	$118,889	$61,505	$140,930	$189,019	$510,343
Total cumulative liabilities	$118,889	$180,394	$321,324	$510,343

Interest sensitivity gap	$31,842	$3,217	$(11,733)	$22,348
Cumulative gap	$31,842	$35,059	$23,326	$45,674

Cumulative gap to total assets	5.7%	6.3%	4.2%	8.2%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

(2)
Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.  In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization.  For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2009 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2009 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	3.9%	0.4%
Net income	14.3	1.0

Economic value at risk:
Percent change in:
Economic value of equity	(42.0)	(2.0)
Economic value of equity as a percent of total assets	(3.5)	(0.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2009, the Company’s risk-based capital ratio was 11.4%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2010, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
	income	variance	variance

Change in interest rates

+200 basis points	$21,637	$803	1.3%
+100 basis points	21,015	181	1.6
Flat rate	20,834	-	-
-100 basis points	21,086	252	3.1
-200 basis points	20,912	78	5.1

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  MBS – GSE residential securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Company uses a third-party service to provide cash flow estimates in the various rate environments.  Savings, money market and interest-bearing checking accounts do not have stated maturities or re-pricing terms and can be withdrawn or re-price at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates provided by management.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Derivative Financial Instruments.  As part of the Company’s overall interest rate risk strategy, the Company has adopted a policy whereby the Company may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps that when utilized would be reflected in the scenarios for earnings and economic value at risk and the net interest income in the two immediately preceding tables.  For a further discussion on the Company’s derivative contract, see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, and Note 12, “Fair Value of Financial Instruments and Derivatives”, contained within the notes to consolidated financial statements in Part II, Item 8.

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

Recent Legislation and Rulemaking

Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009. In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (the “Treasury”) created the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program but is considering continuing a similar program for banks under $10 billion in assets under a different program.

The EESA, as amended, also included a provision for a temporary increase in FDIC insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, Congress extended the increased coverage until December 31, 2013. After that time, the per depositor coverage will return to $100,000.

FDIC Rulemaking. On November 26, 2008, the FDIC issued the final rule regarding the Temporary Liquidity Guarantee Program enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies under the Debt Guarantee Program as well as deposits in non-interest bearing transaction deposit accounts under the Transaction Account Guarantee Program. Coverage under the Debt Guarantee Program and the Transaction Account Guarantee Program was available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Institutions may continue to participate in the Transaction Account Guarantee Program until June 30, 2010.

On November 12, 2009, the Board of Directors of the FDIC adopted rulemaking that requires insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution records an accrued expense payable each quarter for the assessment payment, which will be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the depository institution. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.

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

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) was signed into law in October 2001.  The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism.  The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including banks: (1) establish an anti-money laundering program that includes training and audit components; (2) comply with regulations regarding the verification of the identity of any person seeking to open an account; (3) take additional required precautions with regard to non-U.S. owned accounts; and (4) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA PATRIOT Act also expanded the conditions under which funds in a U.S. inter-bank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.  Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.  The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

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

Future Federal and State Legislation and Rulemaking

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

Future Outlook

Based upon the uncertain economic outlook that has affected the financial and capital markets, the uncertainty in the housing and real estate arena, deterioration in asset and collateral values, tightened credit, high rate of foreclosures, high unemployment and the inability to predict when and by how much interest rates will change and whether rates will continue to fall or begin to rise, the Company recognizes that there are challenges ahead.  The Company is prepared to meet these challenges and feels future earnings will be significantly impacted by its ability to react to changes in the interest rates.

The Company will continue to monitor interest rate sensitivity of its interest-earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings.  The Company’s commitment to remain a community based organization is very strong.  Our intention is to cautiously grow while increasing our base of core deposits and maintain risk-based regulatory capital ratios above “well capitalized” limits.  Review and implementation of policies and procedures along with adding innovative products and services will continue.  These steps are designed to provide our customers with confidence that the Company is doing everything possible to maximize their banking experience which in turn will increase shareholder value.

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

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Wilkes-Barre, Pennsylvania
March 5, 2010

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008

Assets:
Cash and due from banks	$8,173,199	$12,335,905
Interest-bearing deposits with financial institutions	154,755	435,242

Total cash and cash equivalents	8,327,954	12,771,147

Available-for-sale securities	75,821,292	83,278,132
Held-to-maturity securities	708,706	909,447
Federal Home Loan Bank stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of
$7,573,603 in 2009; $4,745,234 in 2008)	423,124,054	436,207,460
Loans available-for-sale (fair value $1,233,345 in
2009; $85,312 in 2008)	1,221,365	84,000
Bank premises and equipment, net	15,361,810	16,056,362
Cash surrender value of bank owned life insurance	9,117,156	8,807,784
Other assets	14,415,582	8,929,917
Accrued interest receivable	2,250,855	2,443,141
Foreclosed assets held-for-sale	887,397	1,450,507

Total assets	$556,017,271	$575,718,997

Liabilities:
Deposits:
Interest-bearing	$388,103,880	$361,869,281
Non-interest-bearing	70,890,578	71,442,651

Total deposits	458,994,458	433,311,932

Accrued interest payable and other liabilities	2,815,159	3,316,710
Short-term borrowings	16,533,107	38,129,704
Long-term debt	32,000,000	52,000,000

Total liabilities	510,342,724	526,758,346

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,105,860 in 2009; and
2,075,182 shares issued and 2,062,927 shares outstanding
in 2008)	19,982,677	19,410,306
Treasury stock, at cost (no shares in 2009; 12,255 shares in 2008)	-	(351,665)
Retained earnings	34,886,265	38,126,250
Accumulated other comprehensive loss	(9,194,395)	(8,224,240)

Total shareholders' equity	45,674,547	48,960,651

Total liabilities and shareholders' equity	$556,017,271	$575,718,997

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Interest income:
Loans and leases:
Taxable	$25,521,742	$27,194,191	$28,765,640
Nontaxable	447,802	370,097	469,389
Interest-bearing deposits with financial institutions	589	3,173	8,865
Investment securities:
U.S. government agency and corporations	2,387,192	4,408,437	4,264,152
States and political subdivisions (nontaxable)	1,072,027	648,000	498,335
Other securities	468,604	1,246,403	1,170,063
Federal funds sold	11,317	91,133	102,913

Total interest income	29,909,273	33,961,434	35,279,357

Interest expense:
Deposits	7,895,576	11,118,194	13,369,992
Securities sold under repurchase agreements	27,959	102,577	465,391
Other short-term borrowings and other	34,602	276,407	504,972
Long-term debt	2,838,717	3,186,955	3,319,720

Total interest expense	10,796,854	14,684,133	17,660,075

Net interest income	19,112,419	19,277,301	17,619,282

Provision for loan losses	5,050,000	940,000	(60,000)

Net interest income after provision for loan losses	14,062,419	18,337,301	17,679,282

Other income:
Service charges on deposit accounts	2,630,190	2,901,156	3,007,365
Fees and other service charges	1,940,912	1,818,901	1,797,253
Gain (loss) on sale or disposal of:
Loans	1,059,876	260,940	159,441
Investment securities	10,695	25,428	79
Premises and equipment	(43,027)	(35,658)	97,518
Foreclosed assets held-for-sale	40,195	43,199	143,559
Write-down of foreclosed assets held-for-sale	(177,560)	-	-
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(12,050,257)	(435,665)	-
Non-credit related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	8,750,163	-	-
Net impairment losses on investment securities recognized in earnings	(3,300,094)	(435,665)	-
Total other income	2,161,187	4,578,301	5,205,215

Other expenses:
Salaries and employee benefits	9,763,430	9,869,866	8,705,698
Premises and equipment	3,556,862	3,251,453	3,156,372
Advertising	524,868	717,685	684,732
Other	5,395,965	4,371,679	4,089,958

Total other expenses	19,241,125	18,210,683	16,636,760

(Loss) income before income taxes	(3,017,519)	4,704,919	6,247,737

(Credit) provision for income taxes	(1,617,314)	1,068,971	1,636,165

Net (loss) income	$(1,400,205)	$3,635,948	$4,611,572

Per share data:
Net (loss) income - basic	$(0.67)	$1.76	$2.23
Net (loss) income - diluted	$(0.67)	$1.76	$2.23
Dividends	$1.00	$1.00	$0.93

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 30, 2009, 2008 and 2007

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2006	2,057,433	$18,702,537	-	$-	$33,874,118	$(964,792)	$51,611,863
Total comprehensive income:
Net income					4,611,572		4,611,572
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and tax effects						(16,258)	(16,258)
Change in cash flow hedge intrinsic value						384,824	384,824
Comprehensive income							4,980,138
Issuance of common stock through Employee Stock
Purchase Plan	2,266	67,820					67,820
Dividends reinvested through Dividend
Reinvestment Plan	13,230	437,145					437,145
Stock-based compensation expense		15,861					15,861
Cash dividends declared					(1,921,533)		(1,921,533)

Balance, December 31, 2007	2,072,929	$19,223,363	-	$-	$36,564,157	$(596,226)	$55,191,294
Total comprehensive loss:
Net income					3,635,948		3,635,948
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and tax effects						(7,848,766)	(7,848,766)
Change in cash flow hedge intrinsic value						220,752	220,752
Comprehensive loss							(3,992,066)
Issuance of common stock through Employee
Stock Purchase Plan	2,253	57,891					57,891
Dividends reinvested through Dividend
Reinvestment Plan			2,745	78,770	(5,175)		73,595
Stock-based compensation expense		129,052					129,052
Purchase of treasury stock			(15,000)	(430,435)			(430,435)
Cash dividends declared					(2,068,680)		(2,068,680)

Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Cumulative effect of change in accounting principle					350,720	(350,720)	-
Total comprehensive loss:
Net loss					(1,400,205)		(1,400,205)
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and tax effects						5,762,165	5,762,165
Non-credit related impairment losses on
investment securities not expected to
be sold, net of tax effects						(5,775,107)	(5,775,107)
Change in cash flow hedge intrinsic value						(606,493)	(606,493)
Comprehensive loss							(2,019,640)
Issuance of common stock through Employee Stock
Purchase Plan	1,701	40,569					40,569
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Dividends reinvested through Dividend
Reinvestment Plan	28,977	527,294	14,755	408,170	(112,329)		823,135
Stock-based compensation expense		4,508					4,508
Cash dividends declared					(2,078,171)		(2,078,171)
Balance, December 30, 2009	2,105,860	$19,982,677	-	$-	$34,886,265	$(9,194,395)	$45,674,547

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,400,205)	$3,635,948	$4,611,572
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,603,459	611,429	1,130,274
Provision (credit) for loan losses	5,050,000	940,000	(60,000)
Deferred income tax (benefit) expense	(1,776,033)	(2,941)	78,838
Stock-based compensation expense	4,508	129,052	15,861
Loss from investment in limited partnership	40,961	80,400	80,400
Proceeds from sale of loans available-for-sale	98,391,716	47,230,437	16,399,530
Originations of loans available-for-sale	(87,896,403)	(14,754,219)	(16,945,339)
Write-down of foreclosed assets held-for-sale	177,560	-	-
Increase in cash surrender value of life insurance	(309,372)	(319,121)	(310,702)
Net gain on sale of loans	(1,059,876)	(260,940)	(159,441)
Net gain on sale of investment securities	(10,695)	(25,428)	(79)
Net gain on sale of foreclosed assets held for sale	(40,195)	(43,199)	(143,559)
Loss (gain) on disposal of equipment	43,027	35,658	(97,518)
Other-than-temporary impairment on securities	3,300,094	435,665	-
Change in:
Accrued interest receivable	(26,435)	48,394	1,880
Other assets	(3,797,337)	(1,122,487)	(8,933)
Accrued interest payable and other liabilities	(499,931)	(829,539)	(29,680)

Net cash provided by operating activities	11,794,843	35,789,109	4,563,104

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	200,697	237,303	421,096
Available-for-sale securities:
Proceeds from sale	5,075,325	48,402,457	3,818,914
Proceeds from maturities, calls and principal pay-downs	39,348,330	31,969,469	12,001,895
Purchases	(39,614,223)	(53,111,087)	(38,399,150)
Net (increase) decrease in FHLB stock	-	(1,478,200)	492,200
Net increase in loans and leases	(3,890,584)	(48,759,407)	(4,517,367)
Acquisition of bank premises and equipment	(1,068,538)	(3,950,934)	(2,939,866)
Proceeds from sale of bank premises and equipment	2,323	600	453,186
Proceeds from sale of foreclosed assets held-for-sale	893,677	262,406	584,088

Net cash provided by (used in) investing activities	947,007	(26,427,393)	(28,085,004)

Cash flows from financing activities:
Net increase in deposits	25,682,526	7,603,571	15,373,765
Net (decrease) increase in short-term borrowings	(21,596,597)	(1,526,650)	6,000,204
Proceeds from issuance of long-term debt advances	-	-	20,000,000
Repayments of long-term debt	(20,000,000)	(10,708,677)	(19,827,533)
Purchase of treasury stock	(56,505)	(430,435)	-
Proceeds from employee stock purchase plan	40,569	57,891	67,820
Dividends paid, net of dividends reinvested	(1,255,036)	(1,995,085)	(1,484,388)

Net cash (used in) provided by financing activities	(17,185,043)	(6,999,385)	20,129,868

Net (decrease) increase in cash and cash equivalents	(4,443,193)	2,362,331	(3,392,032)

Cash and cash equivalents, beginning	12,771,147	10,408,816	13,800,848

Cash and cash equivalents, ending	$8,327,954	$12,771,147	$10,408,816

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

NATURE OF OPERATIONS

The Company provides a full range of basic financial services to individuals, small businesses and corporate customers.  Its primary market area is Lackawanna and Luzerne Counties, Pennsylvania. The Company's primary deposit products are demand deposits and interest-bearing time and savings accounts. It offers a full array of loan products to meet the needs of retail and commercial customers. The Company is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the determination of and the amount of impairment in the securities portfolios and the related realization of the deferred tax assets on the allowance for loan losses and valuations of investment securities.

In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The Company’s investment securities are comprised of a variety of financial instruments. The fair values of these securities are subject to various risks including changes in the interest rate environment and general economic conditions including illiquid conditions in the capital markets. Due to the increased level of these risks and their potential impact on the fair values of the securities, it is possible that the amounts reported in the accompanying financial statements could materially change in the near term including changes caused by other-than-temporary impairment, the recovery of which may not occur until maturity. Credit-related impairment is included as a component of non-interest income in the consolidated income statements while non-credit related impairment is charged to other comprehensive income, net of tax.

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

The Company originates commercial, consumer, and mortgage loans to customers primarily located in Lackawanna and Luzerne Counties of Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic sector in which the Company operates. The loan portfolio does not have any significant concentrations from one industry or customer.

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost. Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2009, 2008 or 2007.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security as an adjustment to yield using the interest method. Unrealized holding gains and losses, including non-credit related other-than-temporary impairment (OTTI), on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized. The net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income. Gains and losses from sales of securities AFS are determined using the specific identification method. Credit related OTTI is recorded as a reduction of the amortized cost of the impaired security. Net gains and losses from sales of securities and credit related OTTI are recorded as a component of other income in the consolidated statements of income.

FEDERAL HOME LOAN BANK STOCK

The Company, is a member of the Federal Home Loan Bank system, and as such is required to maintain an investment in capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB). The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, in order to preserve capital, the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Based on the financial results of the FHLB for the year-ended December 31, 2009 and 2008, management believes that the suspension of both the dividend payments and excess capital stock redemptions is temporary in nature.

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

Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current earnings. Any payments received on non-accrual loans are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

LOANS AVAILABLE-FOR-SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Unrealized gains are recognized but only to the extent of previous write-downs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans and leases that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment. Management applies two primary components during the loan review process to determine proper allowance levels; a specific loan loss allocation for loans that are deemed impaired; and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio. Delinquencies, changes in lending polices, local economic conditions are some of the items used for the qualitative factor adjustments. Loans considered uncollectible are charged against the allowance. Recoveries on loans previously charged off are added to the allowance.

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

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

BANK OWNED LIFE INSURANCE

The Company is the owner and sole beneficiary of bank owned life insurance (BOLI) policies on certain employees. The earnings from the BOLI are recognized as a component of other income in the consolidated statements of income. The BOLI is an asset that can be liquidated, if necessary, with tax cost consequences. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in the cash surrender value.

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

STOCK OPTIONS

The Company has two stock-based compensation plans, which are described more fully in Note 9, “Stock Plans”. The Company accounts for these plans under the recognition and measurement accounting principles, which requires the cost of share-based payment transactions be recognized in the financial statements. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses the Black-Sholes model to estimate the fair value of stock options.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments, as listed below, approximates their fair value. These instruments generally have limited credit exposure, no stated or short-term maturities and carry interest rates that approximate market:

•	Cash and cash equivalents;

•	Non-interest bearing deposit accounts;

•	Savings, NOW and money market accounts;

•	Short-term borrowings and

•	Accrued interest

Securities: With the exception of pooled trust preferred securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. The fair values of pooled trust preferred securities is determined based on a present value technique (income valuation) as described in Note 3, “Investment Securities”.

Loans and leases: The fair value of loans and leases are estimated by the net present value of the future expected cash flows discounted at the current offering rates.

Loans available-for-sale: For loans available-for-sale, the fair value is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan of Pittsburgh (FHLB).

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

DERIVATIVE INSTRUMENTS

As part of its asset/liability management program, from time-to-time the Company will utilize interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. These are derivative instruments which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income (OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

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

For the years ended December 31, 2009, 2008, and 2007, the Company paid interest of $11,522,000, $15,030,000 and $18,306,000, respectively. For the years ended December 31, 2009, 2008, and 2007, the Company paid income taxes of $675,000, $1,250,000 and $1,500,000, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $470,000, $1,564,000 and $352,000 in 2009, 2008, and 2007, respectively. Transfers from loans to loans available-for-sale amounted to $11,454,000 and $31,472,000 in 2009 and 2008, respectively. There were no transfers from loans to loans available-for-sale in 2007. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:

	2009	2008	2007

Unrealized holding gains (losses) on available-for-sale securities	$8,741,249	$(11,866,642)	$(24,554)

Loan reclassification adjustment for gains realized in income	(10,695)	(25,428)	(79)

Non-credit related impairment losses on investment securities	(8,750,163)	-	-

Net unrealized losses	(19,609)	(11,892,070)	(24,633)

Tax effect	6,667	4,043,304	8,375

Net of tax amount	(12,942)	(7,848,766)	(16,258)

Change in cash flow hedge intrinsic value	(606,493)	220,752	384,824

Total	$(619,435)	$(7,628,014)	$368,566

The components of accumulated other comprehensive loss consisted of:

	2009	2008	2007

Unrealized holding losses on available-for-sale securities	$(3,068,568)	$(8,830,733)	$(981,967)

Non-credit related impairment losses on investment securities	(6,125,827)	-	-

Cash flow hedge intrinsic value	-	606,493	385,741

Accumulated other comprehensive loss	$(9,194,395)	$(8,224,240)	$(596,226)

2.	CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2009 and 2008 were $600,000 and  $594,000, respectively.

Deposits with any one financial institution are insured up to $250,000.  From time-to-time, the Company may maintain cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.	INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$709	$56	$-	$765

Available-for-sale securities:
Agency - GSE	$34,205	$4	$1,077	$33,132
Obligations of states and
political subdivisions	23,013	394	137	23,270
Corporate bonds:
Pooled trust preferred securities	18,794	-	13,552	5,242
MBS - GSE residential	13,418	401	71	13,748

Total debt securities	89,430	799	14,837	75,392

Equity securities - financial services	322	121	14	429

Total available-for-sale securities	$89,752	$920	$14,851	$75,821

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$909	$31	$-	$940

Available-for-sale securities:
Agency - GSE	$45,824	$134	$2,451	$43,507
Obligations of states and
political subdivisions	18,009	97	553	17,553
Corporate bonds:
Pooled trust preferred securities	21,415	-	11,155	10,260
MBS - GSE residential	11,088	442	-	11,530

Total debt securities	96,336	673	14,159	82,850

Equity securities - financial services	322	122	16	428

Total available-for-sale	$96,658	$795	$14,175	$83,278

Most of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.  Agency – GSE securities pledged on repurchase agreements are under the Company’s control.

The amortized cost and fair value of debt securities at December 31, 2009 by contractual maturity are shown below (dollars in thousands):

	Amortized	Fair
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$709	$765

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	7,590	7,532
Due after ten years	68,422	54,112

Total debt securities	76,012	61,644

MBS - GSE residential	13,418	13,748

Total available-for-sale debt securities	$89,430	$75,392

Expected maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty.  Agency – GSE and municipal securities are included based on their original stated maturity.  MBS – GSE residential, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position at December 31, 2009 and 2008 (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

December 31, 2009:

Agency - GSE	$21,090	$291	$5,038	$786	$26,128	$1,077
Obligations of states and political subdivisions	3,534	115	2,600	22	6,134	137
Corporate bonds:
Pooled trust preferred securities	-	-	5,242	13,552	5,242	13,552
MBS – GSE residential	5,055	71	-	-	5,055	71
Subtotal, debt securities	29,679	477	12,880	14,360	42,559	14,837

Equity securities - financial services	114	10	46	4	160	14

Total temporarily impaired securities	$29,793	$487	$12,926	$14,364	$42,719	$14,851
Number of securities	23		17		40

December 31, 2008:

Agency - GSE	$12,506	$1,878	$5,145	$573	$17,651	$2,451
Obligations of states and political subdivisions	8,154	496	1,455	57	9,609	553
Corporate bonds:
Pooled trust preferred securities	2,235	2,352	8,025	8,803	10,260	11,155
MBS - GSE residential	17	-	-	-	17	-

Subtotal, debt securities	22,912	4,726	14,625	9,433	37,537	14,159

Equity securities - financial services	-	-	60	16	60	16

Total securities Total temporarily impaired securities	$22,912	$4,726	$14,685	$9,449	$37,597	$14,175
Number of securities	20		22		42

As of December 31, 2009 the debt securities with unrealized losses have depreciated 25.9% compared to 27.4% at December 31, 2008.   Management believes that the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid debt market conditions and is not directly related to credit quality, which is consistent with its past experience.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary-impairment (OTTI).  The accounting guidance related to OTTI, adopted in 2009, requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost at the balance sheet date.  Under these circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The newly adopted guidance requires that credit-related OTTI be recognized in earnings while non-credit related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit related OTTI is based on other factors effecting market conditions, including illiquidity.  Presentation of OTTI is made in the consolidated statements of income on a gross basis with an offset for the amount of non-credit related OTTI recognized in OCI.  Non-credit related OTTI recognized in earnings prior to April 1, 2009 has been reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt and equity securities.  The guidance set forth in these pronouncements require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI.  This guidance also eliminates the requirement that a holder’s best estimate of cash flows is based upon those that a market participant would use.  Instead, the guidance requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types discussed below where no OTTI is considered necessary at December 31, 2009, the Company applied the criteria provided in the recognition and presentation of OTTI guidance.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.

Agency - GSE and MBS - GSE residential
Agency – GSE and MBS – GSE residential securities consist of medium and long-term notes issued by  Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are largely fixed-rate issues, have varying mid- to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.  In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness.

Obligations of states and political subdivisions
The municipal securities are bank qualified, general obligation bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities.  Fair values of these securities are highly driven by interest rates.  Management performs ongoing credit quality reviews on these issues.

In all of the above security types, the decline in fair value is attributable to changes in interest rates and not credit quality.  As such, no OTTI is considered necessary for these securities as of December 31, 2009.

Pooled trust preferred securities
A Pooled Trust Preferred Collateralized Debt Obligation (CDO) is a type of investment security collateralized by trust preferred securities (TPS) issued by banks, insurance companies and real estate investment trusts (REITs).  The primary collateral type is a TPS issued by a bank.  A TPS is a hybrid security with both debt and equity characteristics such as the ability to voluntarily defer interest payments for up to 20 consecutive quarters.  A TPS is considered a junior security in the capital structure of the issuer.

There are various tranches or investment classes issued by the CDO with the most senior tranche having the lowest yield but the most protection from credit losses compared to other tranches that are subordinate.  Losses are generally allocated from the lowest tranche with the equity component holding the most risk and then subordinate tranches in reverse order up to the senior tranche.  The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in 2009 credit-related OTTI be recorded on five holdings of these securities all of which are in the AFS securities portfolio.

The following table summarizes the amount of credit-related OTTI recognized in earnings under the new guidance for 2009 and the amount of credit- and non-credit related OTTI recognized in earnings under the former guidance for 2008 by security during the periods indicated (dollars in thousands):

	Twelve months ended
	December 31,
	2009	2008
Pooled trust preferred securities:
PreTSL VII, Mezzanine	$674	$430
PreTSL IX, B1, B3	690	-
PreTSL XV, B1	154	-
PreTSL XVI, C	1,275	-
PreTSL XXV, C1	507	-
Equity securities	-	6
Total	$3,300	$436

The following table is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Twelve months ended
	December 31, 2009
	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(429)	$(429)
Reduction - cumulative effect of accounting change	-	531	531
Additions for credit-related OTTI
not previously recognized	-	(2,626)	(2,626)
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	(674)	(674)
Ending balance of credit-related OTTI	$-	$(3,198)	$(3,198)

To determine the ending balance of credit-related OTTI, the Company used discounted present value cash flow analysis and compared the results with the bond’s face value.  The analysis considered the following assumptions: the discount rate which equated to the discount margin for each tranche (credit spread) at the time of purchase which was then added to the appropriate three-month libor forward rate obtained from the forward libor curve; historical average default rates obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991 increased by a factor of three and rolled forward to project a rate of default of approximately one-third; the default rate was reduced by the actual deferrals / defaults experienced in all preferred term securities for the full year 2008 and the first nine months of 2009; the remaining 10% estimated default rate was then stratified with higher default rates occurring in the beginning regressing to normal in 2011 with an estimated 15% recovery by way of a two year lag; and no prepayments with receipt of principal at maturity.  The present value of PreTSL VII as modeled resulted in cash flow of $777,000 as of April 1, 2009, or approximately $224,000 below the bond’s face value of $1,001,000.  Upon adoption, the recognition and presentation of OTTI guidance in the second quarter of 2009, and as a result of the credit-related OTTI determination, the $531,000 non-credit related portion of OTTI that existed prior to April 1, 2009, or $351,000 after tax, was reclassified from retained earnings to OCI as a cumulative effect adjustment.

Two of the Company’s initial mezzanine holdings (PreTSLs IV and V) are now senior tranches and the remaining holdings are mezzanine tranches.  As of December 31, 2009, none of the pooled trust preferred securities were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any pooled trust preferred security consisted of a security issued by any one bank and 4% for insurance companies.  As of December 31, 2009, management estimates the subordination in the Company’s tranches ranging from 0% to 19.0% of the current performing collateral.  During the fourth quarter of 2009, PreTSLs VII, XV, XVI and XXV with a combined book value of $3.6 million and corresponding fair value of $0.6 million were placed on non-accrual status.  Each of these securities have impairment of principal and interest was “paid-in-kind”.  Each of the other issues will be evaluated quarterly for the presence of these two conditions and placed on non-accrual status if necessary.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of December 31, 2009:

						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of	Actual	and defaults		as a % of	as a % of
					Moody's /	banks /	deferrals	as a % of	Excess	current	current
		Book	Fair	Unrealized	Fitch	insurance	and defaults	current	subordination	performing	performing
Deal	Class	value	value	loss	ratings (1)	companies	$(000)	collateral	$(000)	collateral	collateral
Pre TSL IV	Mezzanine	$609,971	$440,643	$(169,328)	Ca / CCC	6 / -	18,000	27.1	9,760	19.0	33.1
Pre TSL V	Mezzanine	276,694	167,566	(109,128)	Ba3 / C	4 / -	18,950	43.1	None	N/A	N/A
Pre TSL VII	Mezzanine	431,869	219,403	(212,466)	Ca / C	19 / -	142,000	62.6	None	N/A	N/A
Pre TSL IX	B-1,B-3	2,810,338	1,101,100	(1,709,238)	Ca / C	49 / -	126,510	28.1	None	N/A	N/A
Pre TSL XI	B-3	2,391,182	965,000	(1,426,182)	Ca / C	65 / -	114,250	19.0	None	N/A	9.4
Pre TSL XV	B-1	1,359,562	296,737	(1,062,825)	Ca / C	63 / 9	141,050	23.6	None	N/A	1.6
Pre TSL XVI	C	1,289,741	65,122	(1,224,619)	Ca / C	49 / 7	182,270	31.7	None	N/A	N/A
Pre TSL XVII	C	1,001,574	91,012	(910,562)	Ca / C	50 / 7	95,840	19.9	None	N/A	7.7
Pre TSL XVIII	C	1,003,885	123,578	(880,307)	Ca / C	66 / 14	134,640	19.9	None	N/A	7.6
Pre TSL XIX	C	2,537,026	477,461	(2,059,565)	Ca / C	60 / 14	115,000	16.4	None	N/A	11.6
Pre TSL XXIV	B-1	2,198,696	499,473	(1,699,223)	Caa3 / CC	80 / 13	309,300	29.4	None	N/A	15.7
Pre TSL XXV	C-1	506,673	2,128	(504,545)	Ca / C	64 / 9	271,600	31.0	None	N/A	N/A
Pre TSL XXVII	B	2,376,455	792,621	(1,583,834)	Caa3 / B	42 / 7	69,300	21.0	10,833	4.2	25.4
		$18,793,666	$5,241,844	$(13,551,822)

(1)   All ratings have been updated through February 12, 2010.
(2)   Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.
(3)   Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default  at the next payment in order to trigger a loss of principal or interest.  This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion on the fair value of the Company’s financial instruments, see Note 12, “Fair Value of Financial Instruments and Derivatives”.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2009	2008	2007

Gross realized gain	$84,989	$113,070	$18,853
Gross realized loss	74,294	87,642	18,774
Net gain	$10,695	$25,428	$79

4.	LOANS AND LEASES

The classifications of loans and leases at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Real estate:
Commercial	$186,726,196	$164,772,236
Residential	71,001,298	98,510,562
Construction	10,125,354	11,426,978
Commercial and industrial	76,787,809	80,707,756
Consumer	85,689,831	85,091,205
Direct financing leases	367,169	443,957

Total	430,697,657	440,952,694

Less:
Allowance for loan losses	7,573,603	4,745,234

Loans and leases, net	$423,124,054	$436,207,460

Net deferred loan costs of $495,000 and $629,000 have been added to the carrying values of loans at December 31, 2009 and 2008, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $157,516,000 as of December 31, 2009 and $95,856,000 as of  December 31, 2008.

Information related to impaired and past due loans as of December 31 is as follows:

	2009	2008
At December 31:
Non-accrual loans	$12,329,337	$3,493,169
Other impaired loans	20,312	186,774
Total impaired loans	$12,349,649	$3,679,943

Amount of impaired loans that have a specific allowance	$5,635,548	$2,571,851
Amount of impaired loans with no specific allowance	6,714,101	1,108,092
Allowance for impaired loans	793,267	630,093

Accruing loans that are contractually past due as to principal or interest:
Past due 90 days or more	554,806	604,140
Past due 30-89 days	5,173,394	1,858,481

During the year ended December 31:
Average investment in impaired loans	7,951,402	4,372,742
Interest income recognized on impaired loans	41,645	327,063
Interest income recognized on impaired loans (cash basis)	31,495	310,899

Information related to the changes in the allowance for loan losses as of December 31 is as follows:

	2009	2008	2007

Balance, beginning	$4,745,234	$4,824,401	$5,444,303
Recoveries	47,495	109,703	161,861
Provision (credit) for loan losses	5,050,000	940,000	(60,000)
Losses charged to allowance	(2,269,126)	(1,128,870)	(721,763)

Balance, ending	$7,573,603	$4,745,234	$4,824,401

5.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Land	$2,072,048	$2,072,048
Bank premises	9,686,913	9,683,614
Furniture, fixtures and equipment	10,228,790	10,096,550
Leasehold improvements	4,836,002	4,820,202

Total	26,823,753	26,672,414

Less accumulated depreciation and amortization	11,461,943	10,616,052

Bank premises and equipment, net	$15,361,810	$16,056,362

Depreciation expense, which includes amortization of leasehold improvements, was $1,557,000, $1,362,000 and $1,297,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases its Green Ridge, Scranton, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  Rental expense was $401,000 in 2009, $392,000 in 2008 and $435,000 in 2007.  In 2009, the Company closed its Wyoming Ave., Scranton branch but continues to pay monthly lease payments under an operating lease agreement that expires in 2024.  The Company is searching for a tenant to fill the vacant space to help offset the rental cost.  In 2008, the Company closed its Pittston branch.  The future minimum rental payments at December 31, 2009 under these leases are as follows:

Year ending December 31	Amount

2010	$357,415
2011	359,717
2012	335,018
2013	334,950
2014	334,950
2015 and thereafter	3,492,839

Total	$5,214,889

6.	DEPOSITS

At December 31, 2009, the scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program are as follows:

2010	$81,854,344	55.2%
2011	30,453,680	20.6
2012	24,339,350	16.4
2013	3,461,321	2.3
2014	6,553,909	4.4
2015 and thereafter	1,587,304	1.1

	$148,249,908	100.0%

Excluding the $8,748,000 through CDARS, certificate of deposit accounts of $100,000 or more aggregated $54,941,000 and $74,250,000 at December 31, 2009 and 2008, respectively.  Certificate of deposit accounts of $250,000 or more aggregated $20,641,000 and $35,108,000 at December 31, 2009 and 2008, respectively.

Investment securities with a fair value of $35,253,000 and letters of credit with a notional amount of  $255,000 as of December 31, 2009 were pledged as collateral to secure public deposits and trust funds.

7.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Overnight borrowings	$8,573,000	$25,668,000	$18,950,000
Securities sold under repurchase agreements	7,746,597	11,411,939	20,504,408
Demand note, U.S. Treasury	213,510	1,049,765	201,946
Total	$16,533,107	$38,129,704	$39,656,354

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
	month end	outstanding	the year	year-end

2009

Overnight borrowings	$29,133,000	$4,896,685	0.66%	0.65%
Repurchase agreements	10,130,515	8,743,015	0.32%	0.30%
Demand note, U.S. Treasury	985,663	525,807	0.00%	0.00%

Total	$40,249,178	$14,165,507

2008

Overnight borrowings	$29,960,000	$12,314,584	2.13%	0.62%
Repurchase agreements	17,210,316	12,074,345	0.85%	0.33%
Demand note, U.S. Treasury	1,049,765	509,715	1.85%	0.00%

Total	$48,220,081	$24,898,644

2007

Overnight borrowings	$30,795,000	$8,781,767	5.17%	4.24%
Repurchase agreements	21,678,303	19,579,632	2.38%	1.94%
Demand note, U.S. Treasury	1,057,677	523,018	6.19%	3.60%

Total	$53,530,980	$28,884,417

Overnight borrowings may include Fed funds purchased from correspondent banks and open repurchase agreements with the FHLB.  Securities sold under agreements to repurchase (repurchase agreements) are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $10,151,000, $11,866,000 and $22,000,000 at December 31, 2009, 2008 and 2007, respectively.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2009, the Company had approximately $138,346,000 available to borrow from the FHLB, $30,000,000 from correspondent banks and approximately $960,000 that it could borrow at the Discount Window from the Federal Reserve Bank of Philadelphia.  There were no outstanding borrowings from the Federal Reserve Bank Discount Window at December 31, 2009, 2008 or 2007.

8.	LONG-TERM DEBT

Long-term debt consists of outstanding advances from the FHLB of $32,000,000 and $52,000,000 as of December 31, 2009 and 2008, respectively.  These advances are secured by blanket liens on all real estate and commercial and industrial loans with a combined weighted valuation, for collateral purposes, of $179,174,000 as of September 30, 2009 that was in effect as of December 31, 2009.

At December 31, 2009, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2010	$11,000,000	5.59%
2013	5,000,000	3.61
2016	16,000,000	5.26

Total	$32,000,000	5.11%

All of the long-term debt outstanding as of December 31, 2009 consisted of convertible select FHLB advances that have fixed interest rates but may adjust quarterly should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties attached to the borrowings is a deterrent from paying off the high cost advances.  However, in the event underlying market rates rise above the rates currently paid on these borrowings, the FHLB rate will convert to a floating rate and the Company has the option at that time to repay or to renegotiate the converted advance.  During 2009, the Company paid off $20,000,000 of FHLB advances; $10,000,000 of which was scheduled to mature in 2010.

9.	STOCK PLANS

The Company has two stock-based compensation plans (the stock option plans).  The stock option plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees.  The Company believes that these stock option plans better align the interest of its directors, key officers and employees with the interest of its shareholders.  The Company further believes that the granting of share-based awards under the provisions of the stock option plans is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and employees.  In the stock option plans, directors, key officers and certain other employees are eligible to be awarded stock options to purchase the Company’s common stock at the fair market value on the date of grant.

The Company established the 2000 Independent Directors Stock Option Plan (the Directors Plan) and reserved 55,000 shares of its un-issued capital stock for issuance to its directors.  In the Directors Plan, no stock options were awarded during 2009 or 2008 and 17,500 options were awarded in 2007.  As of December 31, 2009, there were 27,400 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan (the Incentive Plan) and reserved 55,000 shares of its un-issued capital stock for issuance to key officers and certain other employees.  In the Incentive Plan, no stock options were awarded during 2009, and 2,000 and 5,000 stock options were granted in 2008 and 2007, respectively.  As of December 31, 2009, there were 10,190 unexercised stock options outstanding under this plan.

A summary of the status of the Company’s stock option plans as of December 31, 2009, December 31, 2008 and December 31, 2007 and changes during the periods are presented in the following table:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual
	Options	price	term (yrs)

Outstanding and exercisable, December 31, 2006	20,680	$32.64	4.3
Granted	22,500	28.90
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable, December 31, 2007	43,180	30.69	6.8
Granted	2,000	26.90
Exercised	-	-
Forfeited	(2,200)	31.85

Outstanding and exercisable, December 31, 2008	42,980	30.46	6.1
Granted	-	-
Exercised	-	-
Forfeited	(5,390)	31.61

Outstanding, December 31, 2009	37,590	$30.29	5.6
Exercisable, December 31, 2009	37,590	$30.29

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $36.59.  Also in the above table, options that are fully vested are included in the amounts that are exercisable as of December 31, 2009.

As of December 31, 2009 and 2008, no intrinsic value (stock options with fair values that exceeded their exercise or strike price) existed.  The intrinsic value as of December 31, 2007 was $1,200.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges.  As such, the estimated fair value of options awarded under its stock option plans is determined, on the date of grant, using the Black-Scholes Option Pricing Valuation Model (the model).  There were no options granted in 2009.  For the options granted in 2008 and 2007, the model incorporated the following assumptions:

	2008	2007
Expected volatility	26.31%	25.36%
Expected dividend	3.72%	3.46%
Risk-free interest rate	2.77%	3.57%
Expected term	5.25 years	5.25 years

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

The following tables illustrate stock-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 and the unrecognized stock-based compensation expense as of December 31 of the corresponding year-end dates. Stock-based compensation expense is a component of salaries and employee benefits in the consolidated income statements:

	2009	2008	2007
Stock-based compensation expense:

Director's Plan	$-	$90,550	$6,925
Incentive Plan	-	35,562	1,978

Total	$-	$126,112	$8,903

	2009	2008	2007
Unrecognized stock-based compensation expense:

Director's Plan	$-	$-	$90,550
Incentive Plan	-	-	25,872

Total	$-	$-	$116,422

The following table summarizes the per share weighted-average fair value of options granted:

	2008		2007
		Weighted-		Weighted-
	Options	average grant	Options	average grant
	granted	date fair value	granted	date fair value

Director's Plan	-	$-	17,500	$5.57
Incentive Plan	2,000	4.85	5,000	5.57

Total	2,000	$4.85	22,500	$5.57

There were no options granted in 2009 and as of December 31, 2009 there were no unvested options.

In addition to the two stock option plans, the Company has established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The plan was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock on either the commencement date or termination date.  At December 31, 2009, 12,271 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the years ended December 31, 2009, 2008 and 2007, compensation expense related to the ESPP approximated $5,000, $3,000 and $7,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.  For the year ended December 31, 2010, the Company expects to issue approximately 4,754 shares and recognize compensation expense of $7,000.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The plan is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received are used to purchase shares either directly from the Company, from shares that become available in the open market or from the Company’s previously acquired treasury stock.  The Company has reserved 300,000 shares of its un-issued capital stock for issuance under the DRP.  Until further notice and action of the Company’s Board of Directors, additional shares of stock purchased directly from the Company through the DRP are issued at 90% of fair value as of the investment date.  As of December 31, 2009, there were 200,353 shares available for future issuance.

10.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2009 and 2008.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2009, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2009, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, as of December 31, 2009, there were no penalties and interest recognized in the consolidated statements of income as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the Internal Revenue Service are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2006, 2007 or 2008.  The Company has not yet filed its income tax return for the year ended December 31, 2009.

The following temporary differences gave rise to the deferred tax asset (liability) at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,575,024	$1,613,380
Unrealized losses on available-for-sale securities	4,736,506	4,549,165
Deferred interest from non-accrual assets	463,780	269,278
Other-than-temporary impairment on available-for-sale securities	1,089,484	148,126
Stock-based compensation	45,905	45,905
Retirement settlement reserve	57,861	32,365
Other	208,537	121,013

Total	9,177,097	6,779,232

Deferred tax liabilities:
Depreciation	(466,933)	(272,108)
Loan fees and costs	(603,736)	(510,858)
Other	(307,284)	(160,496)

Total	(1,377,953)	(943,462)

Deferred tax asset, net	$7,799,144	$5,835,770

The (credit) provision for income taxes for the years ended December 31 are as follows:

	2009	2008	2007

Current	$158,719	$1,071,912	$1,557,327
Deferred	(1,776,033)	(2,941)	78,838

Total (credit) provision for income taxes	$(1,617,314)	$1,068,971	$1,636,165

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	2009	2008	2007

Expected provision at the statutory rate	$(1,025,956)	$1,599,672	$2,124,231
Tax-exempt income	(511,488)	(371,360)	(348,903)
Nondeductible interest expense	45,713	41,542	47,385
Bank owned life insurance	(105,186)	(108,501)	(105,639)
Nondeductible other expenses and other, net	25,409	25,319	36,792
Low income housing credits	(45,806)	(117,701)	(117,701)

Actual (credit) provision for income taxes	$(1,617,314)	$1,068,971	$1,636,165

11.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $357,000 in 2009, $351,000 in 2008 and $292,000 in 2007.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of December 31 (dollars in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$8,328	$8,328	$12,771	$12,771
Held-to-maturity securities	709	765	910	940
Available-for-sale securities	75,821	75,821	83,278	83,278
FHLB Stock	4,781	4,781	4,781	4,781
Loans and leases	423,124	420,908	436,207	438,838
Loans available-for-sale	1,221	1,233	84	85
Accrued interest	2,251	2,251	2,443	2,443

Financial liabilities:
Deposit liabilities	458,994	453,264	433,312	436,011
Short-term borrowings	16,533	16,533	38,130	38,130
Long-term debt	32,000	35,017	52,000	57,230
Accrued interest	665	665	1,390	1,390

On-balance sheet derivative instrument:
Cash flow hedge	-	-	636	636

The expanded accounting guidelines for fair value measurements was adopted by the Company in 2008.  The guidelines establish a framework for measuring fair value and enhance disclosures about fair value measurements.  The guidelines of fair value reporting instituted a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of December 31, 2009 and December 31, 2008 (dollars in thousands):

		Fair value measurements at December 31, 2009:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$33,132	$-	$33,132	$-
Obligations of states and political subdivisions	23,270	-	23,270	-
Corporate bonds:
Pooled trust preferred securities	5,242	-	-	5,242
MBS - GSE residential	13,748	-	13,748	-
Equity securities - financial services	429	429	-	-
Total available-for-sale securities	75,821	429	70,150	5,242
Loans available-for-sale	1,221	-	1,221	-
Total	$77,042	$429	$71,371	$5,242

		Fair value measurements at December 31, 2008:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$43,507	$-	$43,507	$-
Obligations of states and political subdivisions	17,553	-	17,553	-
Corporate bonds:
Pooled trust preferred securities	10,260	-	-	10,260
MBS - GSE residential	11,530	-	11,530	-
Equity securities - financial services	428	428	-	-
Total available-for-sale securities	83,278	428	72,590	10,260
Loans available-for-sale	84	-	84	-
Derivative instrument	636	-	636	-
Total	$83,998	$428	$73,310	$10,260

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are considered Level 3 inputs.  In 2009, the accounting guidance related to fair value measurement was further expanded and provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity such as is the case with the Company’s investment in pooled trust preferred securities.  The requirements of fair value measurement also call for additional disclosures on fair value measurements and provide additional guidance on circumstances that may indicate that a transaction is not orderly.

For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see Note 3, “Investment Securities”.

Loans AFS are measured for fair value from quotes received through secondary market sources, i.e., FNMA or FHLB, who provide pricing for similar assets with similar terms in actively traded markets.  In the above table, loans AFS reflect the carrying value which is the lower of cost or market value.  Derivative instruments, included in other assets, are measured at fair value from pricing provided by a third party who considers observable interest rates, forward yield curves at commonly quoted intervals and volatility.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2009 and December 31, 2008 (dollars in thousands):

	As of and for the	As of and for the
	twelve months ended	twelve months ended
	December 31, 2009	December 31, 2008
Assets:
Balance at beginning of period	$10,260	$16,335
Realized / unrealized losses:
in earnings	(3,300)	(430)
in comprehensive income loss	(2,397)	(9,958)
Purchases, sales, issuances and settlements, amortization and accretion, net	679	4,313
Balance at end of period	$5,242	$10,260

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels (dollars in thousands):

Fair value measurement at December 31, 2009
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,842	$15	$4,447	$380

Fair value measurement at December 31, 2008
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,942	$12	$1,136	$794

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs.  In cases where valuation techniques included inputs that are unobservable or are based on estimates and assumptions developed by management, with significant adjustments from the best information available under each circumstance, the asset valuations are classified as Level 3 inputs.

 Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.  Because of the nature of these instruments, the fair value of these off-balance sheet items are not material.

As of December 31, 2009 and 2008, the notional amount of the Company’s financial instruments with off-balance sheet risk were as follows (dollars in thousands):

	2009	2008
Off-balance sheet financial instruments:
Commitments to extend credit	$79,365	$93,992
Standby letters of credit	9,046	3,968

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

The following table summarizes outstanding financial letters of credit as of December 31, 2009 (dollars in thousands):

	Less than	One to five	Over five
	one year	years	years	Total
Secured by:
Collateral	$1,696	$6,020	$772	$8,488
Bank lines of credit	386	80	-	466

	2,082	6,100	772	8,954

Unsecured	87	5	-	92

Total	$2,169	$6,105	$772	$9,046

The Company has not incurred losses on its commitments in 2009, 2008 or 2007.

Interest Rate Floors, Caps and Swaps

As part of the Company’s overall interest rate risk management strategy, the Company has adopted a policy whereby it may periodically use derivative instruments to minimize significant fluctuations in earnings caused by interest rate volatility.  This interest rate risk management strategy entails the use of interest rate floors, caps and swaps.  During the fourth quarter of 2006, the Company entered into a three-year interest rate floor derivative agreement on $20,000,000 notional value of its prime-based loan portfolio.  The transaction required the payment of a premium by the Company to the seller for the right to receive payments in the event national prime drops below a pre-determined level (strike rate), essentially converting floating rate loans to fixed rate loans when prime drops below the contractual strike rate.  When purchased, the Company recorded an asset representing the fair value of the hedge.  The Company has designated this agreement as a cash flow hedge pursuant to the current accounting principles.   Accordingly, the change in the fair value of the instrument related to the hedge’s intrinsic value, or approximately ($606,000) in 2009, $221,000 in 2008 and $385,000 in 2007 is recorded as a component of OCI in the consolidated statement of changes in shareholders’ equity and the portion of the change in fair value related to the time value expiration, or approximately $29,000, $25,000 and $169,000 for the years ended December 31, 2009, 2008 and 2007 respectively, is recorded in the consolidated income statements as a reduction of interest income.  No gain or loss has been recognized in earnings due to hedge ineffectiveness as of December 31, 2009, 2008 and 2007.  The contract expired in the fourth quarter of 2009 and the Company was not required to reclassify any amount from OCI to earnings.  As of December 31, 2008, the fair value of the derivative contract approximated $635,000 and was recorded as a component of other assets in the consolidated balance sheet.

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

Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.  There were no potentially dilutive shares outstanding as of December 31, 2009 and 20 and 386 potentially dilutive shares outstanding as of December 31, 2008 and 2007, respectively.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under this method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  Pursuant to the accounting guidance for earnings per share, proceeds include: proceeds from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized; and any “windfall” tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity).  For a further discussion on the Company’s stock plans, see Note 9, “Stock Plans”, above.

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Basic EPS:

Net (loss) income available to common shareholders	$(1,400,205)	$3,635,948	$4,611,572

Weighted-average common shares outstanding	2,080,507	2,068,851	2,066,683

Basic EPS	$(0.67)	$1.76	$2.23

Diluted EPS:

Net (loss) income available to common shareholders	$(1,400,205)	$3,635,948	$4,611,572

Weighted-average common shares outstanding	2,080,507	2,068,851	2,066,683
Diluted potential common shares	-	20	386
Weighted-average common shares and dilutive potential shares outstanding	2,080,507	2,068,871	2,067,069

Diluted EPS	$(0.67)	$1.76	$2.23

14.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  For the Company in 2009, the appropriate risk-weighting pursuant to regulatory guidelines, required a gross-up in the risk-weighting of securities that were rated below investment grade, thus significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in 2009 compared to 2008.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which it was subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2009 or 2008.

						To be well capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2009:

Total capital (to risk-weighted assets)
Consolidated	$61,568,720	11.4%	$	≥43,085,677	≥8.0%		N/A	N/A
Bank	$61,170,729	11.4%	$	≥43,075,958	≥8.0%	$	≥53,844,947	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$54,778,019	10.2%	$	≥21,542,839	≥4.0%		N/A	N/A
Bank	$54,429,494	10.1%	$	≥21,537,979	≥4.0%	$	≥32,306,968	≥6.0%

Tier I capital (to average assets)
Consolidated	$54,778,019	9.8%	$	≥22,380,403	≥4.0%		N/A	N/A
Bank	$54,429,494	9.7%	$	≥22,363,361	≥4.0%	$	≥27,954,202	≥5.0%

As of December 31, 2008:

Total capital (to risk-weighted assets)
Consolidated	$61,929,662	13.6%	$	≥36,323,088	≥8.0%		N/A	N/A
Bank	$61,552,250	13.6%	$	≥36,313,495	≥8.0%	$	≥45,391,868	≥10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$57,136,680	12.6%	$	≥18,161,544	≥4.0%		N/A	N/A
Bank	$56,806,892	12.5%	$	≥18,156,747	≥4.0%	$	≥27,235,121	≥6.0%

Tier I capital (to average assets)
Consolidated	$57,136,680	10.0%	$	≥22,934,915	≥4.0%		N/A	N/A
Bank	$56,806,892	9.9%	$	≥22,918,851	≥4.0%	$	≥28,648,563	≥5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $45,722,000 at December 31, 2009.  However, such dividends are limited due to the capital requirements discussed above.

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

	2009	2008	2007

Balance, beginning	$8,053,604	$7,665,710	$9,028,873
Adjustments for loans to individuals no longer
officers, directors, associates, or greater than
5% shareholders	-	-	(1,254,485)
Additions	531,239	1,696,194	1,261,950
Collections	(1,755,988)	(1,308,300)	(1,370,628)

Balance, ending	$6,828,855	$8,053,604	$7,665,710

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2009	2008	2007

Number of persons	2	2	2

Balance, beginning	$7,578,162	$7,196,079	$7,349,167
Additions	106,044	1,090,044	793,049
Collections	(1,079,090)	(707,961)	(946,137)

Balance, ending	$6,605,116	$7,578,162	$7,196,079

As of December 31, 2009, 2008 and 2007, deposits from executive officers, directors and associates of such persons approximated $6,919,000, $9,000,000 and $8,100,000, respectively.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total

2009

Interest income	$7,827	$7,456	$7,454	$7,173	$29,910
Interest expense	(3,002)	(2,715)	(3,033)	(2,047)	(10,797)

Net interest income	4,825	4,741	4,421	5,126	19,113
Provision for loan losses	(425)	(300)	(3,125)	(1,200)	(5,050)
Gain on sale of investment securities	-	-	-	11	11
Other-than-temporary impairment	(326)	(1)	(2,432)	(542)	(3,301)
Other income	1,639	1,459	1,139	1,213	5,450
Other expenses	(4,662)	(4,739)	(5,109)	(4,731)	(19,241)

Income (loss) before taxes	1,051	1,160	(5,106)	(123)	(3,018)
(Provision) credit for income taxes	(226)	(248)	1,895	197	1,618

Net income (loss)	$825	$912	$(3,211)	$74	$(1,400)

Net income (loss) per share	$0.40	$0.44	$(1.55)	$0.04	$(0.67)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
2008

Interest income	$8,745	$8,613	$8,419	$8,184	$33,961
Interest expense	(4,198)	(3,670)	(3,540)	(3,276)	(14,684)

Net interest income	4,547	4,943	4,879	4,908	19,277
Provision for loan losses	-	(125)	(130)	(685)	(940)
Gain on sale of investment securities	1	7	17	-	25
Other-than-temporary impairment	-	-	(403)	(33)	(436)
Other income	1,295	1,259	1,231	1,204	4,989
Other expenses	(4,393)	(4,445)	(4,673)	(4,699)	(18,210)

Income before taxes	1,450	1,639	921	695	4,705
Provision for income taxes	(361)	(435)	(180)	(93)	(1,069)

Net income	$1,089	$1,204	$741	$602	$3,636

Net income per share	$0.52	$0.59	$0.35	$0.30	$1.76

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total

2007

Interest income	$8,632	$8,684	$8,892	$9,071	$35,279
Interest expense	(4,328)	(4,362)	(4,470)	(4,500)	(17,660)

Net interest income	4,304	4,322	4,422	4,571	17,619
Credit for loan losses	-	-	60	-	60
Other income	1,214	1,329	1,309	1,354	5,206
Other expenses	(4,113)	(4,087)	(4,189)	(4,248)	(16,637)

Income before taxes	1,405	1,564	1,602	1,677	6,248
Provision for income taxes	(361)	(405)	(424)	(446)	(1,636)

Net income	$1,044	$1,159	$1,178	$1,231	$4,612

Net income per share	$0.51	$0.56	$0.57	$0.59	$2.23

17.	CONTINGENCIES

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

On July 1, 2009, the Company adopted new accounting guidance related to U.S. GAAP.  This guidance establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), or FASB ASC, as the source of authoritative U.S GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update the FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to the FASB ASC.  The FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.  Contents in each topic are organized first by subtopic, then section and finally paragraph.  The paragraph level is the only level that contains substantive content. FASB suggests that all citations begin with “FASB ASC.”  This guidance is effective for interim periods ending after September 15, 2009.

In 2009, the Company adopted the new accounting guidance related to fair value measurements.  The topic of fair value measurement was expanded to provide guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  The requirements of fair value measurement also call for additional disclosures on fair value measurements and provide additional guidance on circumstances that may indicate that a transaction is not orderly.  The recent accounting guidance requires disclosure of qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period.  These disclosures were previously only required annually.  The adoption of this guidance had no effect on how the Company accounts for these instruments.

In 2009, the Company adopted the new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.  See Note 3, “Investment Securities” for the impact this guidance had on the Company’s consolidated financial statements.

In 2009, the Company adopted the new accounting guidance related to disclosures about derivative instruments.  The recent accounting guidance provides requirements on the disclosures of derivative instruments and hedging activities.  The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new accounting guidance did not have an impact on the Company’s consolidated financial statements.

In 2009, the Company adopted the new accounting guidance related to the determination of the useful life of intangible assets.  The new accounting guidance provides factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations.  The adoption of this new guidance is immaterial as it relates to the Company’s consolidated financial statements.

 In 2009, the Company adopted the new accounting guidance related to reporting on subsequent events.  The new accounting guidance establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued.  The adoption of the new accounting guidance had no impact on the Company’s consolidated financial statements.

In 2010, the Company will adopt the new accounting guidance related to transfers and servicing and the accounting for transfers of financial assets.  The standard will eliminate the concept of qualifying special purpose entities, will provide guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  The adoption of the new accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In 2010, the Company will adopt the amended accounting guidance related to fair value measurements which will require new disclosures and clarify some existing disclosure requirements about fair value measurement as set forth in previous guidance.  The objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, an entity will be required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  The amended guidance will also clarify the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (dollars in thousands):

Condensed Balance Sheets

	December 31,
	2009	2008
Assets:
Cash	$47	$2
Investment in subsidiary	45,256	48,561
Securities available-for-sale	429	428
Other assets	10	10

Total	$45,742	$49,001

Liabilities and shareholders' equity:
Liabilities	$67	$40
Shareholders' equity	45,675	48,961

Total	$45,742	$49,001

Condensed Income Statements

	Years ended December 31,
	2009	2008	2007
Income:
Equity in undistributed earnings of subsidiary	$(2,684)	$1,337	$3,163
Dividends from subsidiary	1,439	2,580	1,613
Other income	19	16	13

Total (loss) income	(1,226)	3,933	4,789

Operating expenses	258	446	267

(Loss) income before taxes	$(1,484)	$3,487	$4,522

Credit for income taxes	84	149	90

Net (loss) income	$(1,400)	$3,636	$4,612

Condensed Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,400)	$3,636	$4,612
Adjustments to reconcile net (loss) income to net cash used in operations:
Equity in earnings of subsidiary	1,245	(3,917)	(4,777)
Stock-based compensation expense	5	129	16
Deferred income tax benefit	-	(43)	(3)
Changes in other assets and liabilities, net	27	(17)	(10)

Net cash used in operating activities	(123)	(212)	(162)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,439	2,580	1,613
Purchases of securities available-for-sale	-	-	(50)

Net cash provided by investing activities	1,439	2,580	1,563

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,255)	(1,995)	(1,484)
Purchase of treasury stock	(57)	(430)	-
Withholdings to purchase capital stock	41	57	68

Net cash used in financing activities	(1,271)	(2,368)	(1,416)

Net increase (decrease) in cash	45	-	(15)

Cash, beginning	2	2	17

Cash, ending	$47	$2	$2

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T): CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Interim President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Interim President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The SEC has extended the deadline for non-accelerated filers, such as the Company, for an auditor attestation on internal control over financial reporting to fiscal years ending after June 15, 2010.  Furthermore, the Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Interim President and Chief Executive Officer and the Chief Financial Officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

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

Item 9B:     OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Items 401 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders to be filed with the SEC.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders to be filed with the SEC.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth above in Footnote No. 15 “Related Party Transactions”, of  Part II, Item 8 “Financial Statements and Supplementary Data”, and is also incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders to be filed with the SEC.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements - The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

*10.3 Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001, by Post-Effective Amendment No. 2 on July 7, 2005, by Registration Statement No. 333-152806 on Form S-3 filed on August 6, 2008 and by Post-Effective Amendment No. 1 on January 25, 2010.

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

*10.9 Change of Control Agreements with  Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*10.10 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.

*10.11 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

*10.12 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

*10.13 Release Agreement between Steven C. Ackmann, Registrant and The Fidelity Deposit and Discount Bank, dated August 31, 2009.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.

*10.14 Consulting Agreement between Steven C. Ackmann, former President and Chief Executive Officer of the Registrant and The Fidelity Deposit and Discount Bank, and The Fidelity Deposit and Discount Bank, dated September 1, 2009.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.

11 Statement regarding computation of earnings per share.  Included herein in Note 13 “Earnings per Share”, contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2009 Annual Report to Shareholders filed with the SEC on Form ARS.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 5, 2010	By:	/s/ Patrick J. Dempsey
Patrick J. Dempsey,
Interim President and Chief Executive Officer

Date: March 5, 2010	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Patrick J. Dempsey	March 5, 2010
Patrick J. Dempsey, Interim President and Chief
Executive Officer and Chairman of the Board of Directors

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 5, 2010
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ John T. Cognetti	March 5, 2010
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 5, 2010
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ David L. Tressler	March 5, 2010
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 5, 2010
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 5, 2010
Brian J. Cali, Director

Exhibit Index	Page

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
*

10.3 Registrant’s 2000 Dividend Reinvestment Plan.  Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement No. 333-45668 on Form S-1, filed with the SEC on September 12, 2000 and as amended by Pre-Effective Amendment No. 1 on October 11, 2000, by Post-Effective Amendment No. 1 on May 30, 2001, by Post-Effective Amendment No. 2 on July 7, 2005 and by Registration Statement No. 333-152806 on Form S-3 filed on August 6, 2008 and by Post-Effective Amendment No. 1 on January 25, 2010 .
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

10.9 Change of Control Agreements with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.
*

10.10 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Steven C. Ackmann, dated July 11, 2007. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.
*

10.11 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.
*

10.12 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
*

*10.13 Release Agreement between Steven C. Ackmann, Registrant and The Fidelity Deposit and Discount Bank, dated August 31, 2009.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.
*

*10.14 Consulting Agreement between Steven C. Ackmann, former President and Chief Executive Officer of the Registrant and The Fidelity Deposit and Discount Bank, and The Fidelity Deposit and Discount Bank, dated September 1, 2009.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.
*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	76

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	14

13 Annual Report to Shareholders. Incorporated by reference to the 2009 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	91

23 Consent of Independent Registered Public Accounting Firm.	92

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	93

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	94

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	95

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	96

*Incorporated by Reference