Form 10-Q
period 2010-03-31
FIDELITY D & D BANCORP INC
filed 2010-05-11
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2010, the latest practicable date, was 2,128,312 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2010

Index

PART I – Financial Information
Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009

Assets:
Cash and due from banks	$10,929,676	$8,173,199
Federal funds sold	10,900,000	-
Interest-bearing deposits with financial institutions	18,352,978	154,755

Total cash and cash equivalents	40,182,654	8,327,954

Available-for-sale securities	80,761,669	75,821,292
Held-to-maturity securities	671,934	708,706
Federal Home Loan Bank Stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of
$7,751,589 in 2010; $7,573,603 in 2009)	426,157,278	423,124,054
Loans available-for-sale (fair value $349,289 in
2010; $1,233,345 in 2009)	349,000	1,221,365
Bank premises and equipment, net	15,245,122	15,361,810
Cash surrender value of bank owned life insurance	9,192,627	9,117,156
Accrued interest receivable	2,189,529	2,250,855
Foreclosed assets held-for-sale	337,397	887,397
Other assets	15,420,265	14,415,582

Total assets	$595,288,575	$556,017,271

Liabilities:
Deposits:
Interest-bearing	$413,491,335	$388,103,880
Non-interest-bearing	73,065,849	70,890,578

Total deposits	486,557,184	458,994,458

Accrued interest payable and other liabilities	3,995,312	2,815,159
Short-term borrowings	26,370,222	16,533,107
Long-term debt	32,000,000	32,000,000

Total liabilities	548,922,718	510,342,724

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,128,312 in 2010; and
2,105,860 in 2009)	20,311,982	19,982,677
Retained earnings	34,914,492	34,886,265
Accumulated other comprehensive loss	(8,860,617)	(9,194,395)

Total shareholders' equity	46,365,857	45,674,547

Total liabilities and shareholders' equity	$595,288,575	$556,017,271

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009

Interest income:
Loans and leases:
Taxable	$6,080,017	$6,560,748
Nontaxable	146,296	114,774
Interest-bearing deposits with financial institutions	8,428	111
Investment securities:
U.S. government agency and corporations	480,319	767,371
States and political subdivisions (non-taxable)	253,327	198,575
Other securities	65,911	185,050
Federal funds sold	6,993	784

Total interest income	7,041,291	7,827,413

Interest expense:
Deposits	1,414,061	2,191,772
Securities sold under repurchase agreements	44,892	8,474
Other short-term borrowings and other	631	26,140
Long-term debt	422,773	776,207

Total interest expense	1,882,357	3,002,593

Net interest income	5,158,934	4,824,820

Provision for loan losses	575,000	425,000

Net interest income after provision for loan losses	4,583,934	4,399,820

Other income:
Service charges on deposit accounts	617,024	632,420
Fees and other service charges	503,459	507,176
Gain (loss) on sale or disposal of:
Loans	99,330	490,541
Premises and equipment	(16,171)	(2,246)
Foreclosed assets held-for-sale	21,010	10,996
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(1,436,636)	(325,525)
Non-credit related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	1,357,586	-
Net impairment losses on investment securities recognized in earnings	(79,050)	(325,525)
Total other income	1,145,602	1,313,362

Other expenses:
Salaries and employee benefits	2,769,090	2,569,693
Premises and equipment	894,819	906,422
Advertising	125,332	142,401
Other	1,315,208	1,043,426

Total other expenses	5,104,449	4,661,942

Income before income taxes	625,087	1,051,240

Provision for income taxes	69,207	226,182

Net income	$555,880	$825,058

Per share data:
Net income - basic	$0.26	$0.40
Net income - diluted	$0.26	$0.40
Dividends	$0.25	$0.25

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2010 and 2009
(Unaudited)

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Total comprehensive loss:
Net income					825,058		825,058
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and net of						(3,841,964)	(3,841,964)
tax adjustments of $1,979,194
Change in cash flow hedge intrinsic value						(156,787)	(156,787)
Comprehensive loss							(3,173,693)
Issuance of common stock through Employee Stock
Purchase Plan	1,701	40,569					40,569
Dividends reinvested through Dividend
Reinvestment Plan			9,957	275,442	(73,067)		202,375
Stock-based compensation expense		4,508					4,508
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Cash dividends declared					(516,157)		(516,157)

Balance, March 31, 2009	2,076,883	$19,455,383	(4,798)	$(132,728)	$38,362,084	$(12,222,991)	$45,461,748

Balance, December 31, 2009	2,105,860	$19,982,677	-	$-	$34,886,265	$(9,194,395)	$45,674,547
Total comprehensive income:
Net income					555,880		555,880
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and net of						1,229,785	1,229,785
tax adjustments of $633,526
Non-credit related impairment losses on
investment securities not expected to be sold,
net of tax adjustments of $461,579						(896,007)	(896,007)
Comprehensive income							889,658
Issuance of common stock through Employee Stock
Purchase Plan	4,754	67,367					67,367
Dividends reinvested through Dividend
Reinvestment Plan	17,698	254,453					254,453
Stock-based compensation expense		7,485					7,485
Cash dividends declared					(527,653)		(527,653)

Balance, March 31, 2010	2,128,312	$20,311,982	-	$-	$34,914,492	$(8,860,617)	$46,365,857

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$555,880	$825,058
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	448,246	206,043
Provision for loan losses	575,000	425,000
Deferred income tax benefit	(204,941)	(38,076)
Stock-based compensation expense	7,485	4,508
Loss from investment in limited partnership	-	20,100
Proceeds from sale of loans available-for-sale	7,991,498	38,786,069
Originations of loans available-for-sale	(6,684,054)	(27,746,937)
Increase in cash surrender value of life insurance	(75,471)	(79,060)
Net gain on sale of loans	(99,330)	(490,541)
Net gain on sale of foreclosed assets held-for-sale	(21,010)	(10,996)
Loss on disposal of equipment	16,171	2,246
Other-than-temporary impairment on securities	79,050	325,525
Change in:
Accrued interest receivable	33,544	34,581
Other assets	(89,807)	(960,450)
Accrued interest payable and other liabilities	180,558	41,925

Net cash provided by operating activities	2,712,819	11,344,995

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	36,771	27,693
Available-for-sale securities:
Proceeds from maturities, calls and principal pay-downs	12,290,737	6,283,129
Purchases	(16,726,036)	(6,908,445)
Net (increase) decrease in loans and leases	(4,014,606)	4,013,373
Acquisition of bank premises and equipment	(209,848)	(212,285)
Proceeds from sale of bank premises and equipment	250	-
Proceeds from sale of foreclosed assets held-for-sale	570,605	356,538

Net cash (used in) provided by investing activities	(8,052,127)	3,560,003

Cash flows from financing activities:
Net increase in deposits	27,562,726	30,842,195
Net increase (decrease) in short-term borrowings	9,837,115	(27,387,890)
Repayments of long-term debt	-	(10,000,000)
Purchase of treasury stock	-	(56,505)
Proceeds from employee stock purchase plan	67,367	40,569
Dividends paid, net of dividends reinvested	(273,200)	(313,782)

Net cash provided by (used in) financing activities	37,194,008	(6,875,413)

Net increase in cash and cash equivalents	31,854,700	8,029,585

Cash and cash equivalents, beginning	8,327,954	12,771,147

Cash and cash equivalents, ending	$40,182,654	$20,800,732

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.   Nature of operations and critical accounting policies

Nature of operations

Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered in the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (the Company or collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna and Luzerne counties.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the related consolidated statements of income for the three-month periods ended March 31, 2010 and 2009 and changes in shareholders’ equity and cash flows for the three months ended March 31, 2010 and 2009 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2010 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values of the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, management is unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined the market for these securities to be inactive.  In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

2.  New Accounting Pronouncements

During the first quarter of 2010, the Company adopted the new accounting guidance related to the transfers and servicing of financial assets.  The standard eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset should be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of 2010, the Company adopted the amended accounting guidance related to fair value measurements which entails new disclosures and clarifies disclosure requirements about fair value measurement as set forth in previous guidance.  The objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, an entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  The amended guidance also clarifies the requirements of the following disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures will become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

3. Investment securities

The amortized cost and fair value of investment securities at March 31, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	March 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$672	$61	$-	$733

Available-for-sale securities:
Agency - GSE	$29,238	$133	$817	$28,554
Obligations of states and
political subdivisions	22,728	367	188	22,907
Corporate bonds:
Pooled trust preferred securities	18,754	-	13,347	5,407
MBS - GSE residential	23,145	397	68	23,474

Total debt securities	93,865	897	14,420	80,342

Equity securities - financial services	322	106	8	420

Total available-for-sale securities	$94,187	$1,003	$14,428	$80,762

	December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$709	$56	$-	$765

Available-for-sale securities:
Agency - GSE	$34,205	$4	$1,077	$33,132
Obligations of states and
political subdivisions	23,013	394	137	23,270
Corporate bonds:
Pooled trust preferred securities	18,794	-	13,552	5,242
MBS - GSE residential	13,418	401	71	13,748

Total debt securities	89,430	799	14,837	75,392

Equity securities - financial services	322	121	14	429

Total available-for-sale securities	$89,752	$920	$14,851	$75,821

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity are summarized below (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$672	$733

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	11,589	11,574
Due after ten years	59,131	45,294
Total debt securities	70,720	56,868

MBS - GSE residential	23,145	23,474

Total available-for-sale debt securities	$93,865	$80,342

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$9,018	$55	$5,147	$762	$14,165	$817
Obligations of states and
political subdivisions	4,137	155	2,586	33	6,723	188
Corporate bonds:
Pooled trust preferred securities	-	-	5,407	13,347	5,407	13,347
MBS - GSE residential	15,517	68	-	-	15,517	68
Total debt securities	28,672	278	13,140	14,142	41,812	14,420
Equity securities - financial services	-	-	166	8	166	8
Total temporarily impaired securities	$28,672	$278	$13,306	$14,150	$41,978	$14,428
Number of securities	21		18		39

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$21,090	$291	$5,038	$786	$26,128	$1,077
Obligations of states and
political subdivisions	3,534	115	2,600	22	6,134	137
Corporate bonds:
Pooled trust preferred securities	-	-	5,242	13,552	5,242	13,552
MBS - GSE residential	5,055	71	-	-	5,055	71
Total debt securities	29,679	477	12,880	14,360	42,559	14,837
Equity securities - financial services	114	10	46	4	160	14
Total temporarily impaired securities	$29,793	$487	$12,926	$14,364	$42,719	$14,851
Number of securities	23		17		40

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI).  The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date.  Under these circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit related OTTI is based on other factors effecting market conditions, including illiquidity.  The presentation of OTTI is made in the consolidated statements of income on a gross basis with an offset for the amount of non-credit related OTTI recognized in OCI.

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

For all security types discussed below, at March 31, 2010 the Company applied the criteria provided in the recognition and presentation of OTTI guidance.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

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

In all of the above security types, the decline in fair value is attributable to changes in interest rates and not credit quality.  Consequently, no OTTI is considered necessary for these securities at March 31, 2010.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in 2010, credit-related OTTI be recorded on two holdings of these securities both of which are in the AFS securities portfolio.

The following table summarizes the amount of credit-related OTTI recognized in earnings for 2010 and the amount of credit- and non-credit related OTTI recognized in earnings for 2009, by security during the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Pooled trust preferred securities:
PreTSL VII, Mezzanine	$19	$326
PreTSL XI, B3	60	-
Total	$79	$326

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Inception to
	March 31, 2010
	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(3,198)	$(3,198)
Additions for credit-related OTTI not previously recognized	-	(60)	(60)
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(19)	(19)
Ending balance of credit-related OTTI	$-	$(3,277)	$(3,277)

To determine the ending balance of credit-related OTTI, the Company uses discounted present value cash flow analysis and compares the results with the bond’s face value.  The analysis considered the following assumptions: the discount rate which equated to the discount margin for each tranche (credit spread) at the time of purchase which was then added to the appropriate three-month Libor forward rate obtained from the forward Libor curve; historical average default rates obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991 increased by a factor of three and rolled forward to project a rate of default of approximately one-third; the default rate was reduced by the actual deferrals / defaults experienced in all preferred term securities from 2008 through 2009; the remaining estimated default rate was then stratified with higher default rates occurring in the beginning of 2010 regressing to normal in 2011, with an estimated 15% recovery by way of a two year lag; and no prepayments of principal.

Two of the Company’s initial mezzanine holdings (PreTSLs IV and V) are now senior tranches and the remaining holdings are mezzanine tranches.  As of March 31, 2010, none of the pooled trust preferred securities were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any pooled trust preferred security consisted of a security issued by any one bank and 4% for insurance companies.  As of March 31, 2010, management estimates the subordination in the Company’s tranches ranging from 0% to 19.1% of the current performing collateral.  During the first quarter of 2010, PreTSL IX with a book value of $2.8 million and corresponding fair value of $1.2 million was placed on non-accrual status.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated (dollars in thousands):

		March 31, 2010		December 31, 2009
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL VII	Mezzanine	410	199	432	219
Pre TSL IX	B-1,B-3	2,810	1,230	-	-
Pre TSL XV	B-1	1,359	321	1,359	297
Pre TSL XVI	C	1,290	130	1,290	65
Pre TSL XXV	C-1	507	30	507	2
		$6,376	$1,910	$3,588	$583

The securities included in the above table, have experienced impairment of principal and interest was “paid-in-kind”.  On a quarterly basis, each of the other issues will be evaluated for the presence of these two conditions and placed on non-accrual status if necessary.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of March 31, 2010:

						Current		Actual		Excess	Effective
						number		deferrals		subordination *	subordination **
						of	Actual	and defaults		as a % of	as a % of
					Moody's /	banks /	deferrals	as a % of	Excess	current	current
		Book	Fair	Unrealized	Fitch	insurance	and defaults	current	subordination	performing	performing
Deal	Class	value	value	loss	ratings	companies	$(000)	collateral	$(000)	collateral	collateral
Pre TSL IV	Mezzanine	$609,970	$449,304	$(160,666)	Ca / CCC	6 / -	18,000	27.1	9,802	19.1	33.1
Pre TSL V	Mezzanine	275,153	172,769	(102,384)	Ba3 / C	4 / -	18,950	43.1	None	N/A	N/A
Pre TSL VII	Mezzanine	409,595	198,649	(210,946)	Ca / C	19 / -	147,000	64.8	None	N/A	N/A
Pre TSL IX	B-1,B-3	2,810,338	1,230,250	(1,580,088)	Ca / C	49 / -	131,510	29.2	None	N/A	N/A
Pre TSL XI	B-3	2,337,836	980,250	(1,357,586)	Ca / C	65 / -	147,750	24.6	None	N/A	2.9
Pre TSL XV	B-1	1,359,562	320,853	(1,038,709)	Ca / C	63 / 9	156,050	26.1	None	N/A	N/A
Pre TSL XVI	C	1,289,742	129,915	(1,159,827)	Ca / C	49 / 7	182,270	31.7	None	N/A	N/A
Pre TSL XVII	C	1,005,528	130,384	(875,144)	Ca / C	51 / 6	116,240	24.5	None	N/A	7.0
Pre TSL XVIII	C	1,007,909	139,092	(868,817)	Ca / C	66 / 14	147,140	21.7	None	N/A	5.5
Pre TSL XIX	C	2,546,087	309,665	(2,236,422)	Ca / C	60 / 14	155,000	22.1	None	N/A	4.7
Pre TSL XXIV	B-1	2,213,392	467,829	(1,745,563)	Caa3 / CC	80 / 13	329,800	31.4	None	N/A	13.5
Pre TSL XXV	C-1	506,673	30,576	(476,097)	Ca / C	64 / 9	271,600	31.0	None	N/A	N/A
Pre TSL XXVII	B	2,382,621	847,495	(1,535,126)	Caa3 / B	42 / 7	81,800	25.1	None	N/A	21.4
		$18,754,406	$5,407,031	$(13,347,375)

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

For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at March 31, 2010 and December 31, 2009” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; below.

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

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  There were no potentially dilutive shares outstanding in either period because the average share price of the Company’s common stock during the three months ended March 31, 2010 and 2009 was below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see note 5, “Stock plans,” below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

Three months ended March 31,	2010	2009

Net income available to common shareholders	$555,880	$825,058
Weighted-average common shares outstanding	2,113,672	2,065,715
Basic EPS	$0.26	$0.40

Diluted EPS:
Net income available to common shareholders	$555,880	$825,058
Weighted-average common shares outstanding	2,113,672	2,065,715
Potentially dilutive common shares	-	-
Weighted-average common shares and dilutive potential shares	2,113,672	2,065,715
Diluted EPS	$0.26	$0.40

5.  Stock plans

The Company has two stock-based compensation plans (the stock option plans) and applies the fair value method of accounting for stock-based compensation provided under the current accounting guidance.  The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  The stock option plans were shareholder-approved and permit the grant of share-based compensation awards to its directors, key officers and certain other employees.  The Company believes that the stock option plans better align the interest of its directors, key officers and employees with the interest of its shareholders.  The Company further believes that the granting of share-based awards is necessary to retain the knowledge base, continuity and expertise of its directors, key officers and employees.  In the stock option plans, directors, key officers and certain other employees are eligible to be awarded stock options to purchase the Company’s common stock at the fair market value on the date of grant.

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the three months ended March 31, 2010 and 2009.  As of March 31, 2010, there were 24,650 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the three months ended March 31, 2010 and 2009.  As of March 31, 2010, there were 9,310 unexercised stock options outstanding under this plan.

Since no awards were vested in either of the stock option plans during the three months ended March 31, 2010 and 2009, there was no stock-based compensation expense recognized related to either of the stock option plans.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance.  The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date.  As of March 31, 2010, 17,025 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2010 and 2009, compensation expense related to the ESPP approximated $7,000 and $5,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

6.  Fair value measurements

The accounting guidelines established a framework for measuring fair value and enhancing disclosures about fair value measurements.  The guidelines of fair value reporting instituted a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting.  Thus, the Company uses fair value for AFS securities and loans AFS.  Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as impaired loans.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		Fair value measurements at March 31, 2010:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$28,554	$-	$28,554	$-
Obligations of states and political subdivisions	22,907	-	22,907	-
Corporate bonds:
Pooled trust preferred securities	5,407	-	-	5,407
MBS - GSE residential	23,474	-	23,474	-
Equity securities - financial services	420	420	-	-
Total available-for-sale securities	80,762	420	74,935	5,407
Loans available-for-sale	349	-	349	-
Total	$81,111	$420	$75,284	$5,407

		Fair value measurements at December 31, 2009:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$33,132	$-	$33,132	$-
Obligations of states and political subdivisions	23,270	-	23,270	-
Corporate bonds:
Pooled trust preferred securities	5,242	-	-	5,242
MBS - GSE residential	13,748	-	13,748	-
Equity securities - financial services	429	429	-	-
Total available-for-sale securities	75,821	429	70,150	5,242
Loans available-for-sale	1,221	-	1,221	-
Total	$77,042	$429	$71,371	$5,242

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  Loans AFS are measured for fair value from quotes received through secondary market sources, i.e., FNMA or FHLB, who provide pricing for similar assets with similar terms in actively traded markets.  In the above table, loans AFS reflect the carrying value which is the lower of cost or market value.  These loans are typically originated, forward-committed and sold shortly thereafter. The spread between cost and market value in loans AFS is normally minor.  For the three months ended March 31, 2010, there were no significant transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are classified as Level 3 inputs.  For a discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of Financial Condition at March 31, 2010 and December 31, 2009” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	three months ended	three months ended
	March 31, 2010	March 31, 2009
Assets:
Balance at beginning of period	$5,242	$10,260
Realized / unrealized (losses) gains:
in earnings	(79)	(326)
in comprehensive income (loss)	205	(6,040)
Purchases, sales, issuances and settlements, amortization and accretion, net	39	18
Balance at end of period	$5,407	$3,912

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of March 31, 2010 and December 31, 2009 (dollars in thousands):

Fair value measurements at March 31, 2010 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,384	$-	$3,028	$356

Fair value measurements at December 31, 2009 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,842	$15	$4,447	$380

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers for similar assets are utilized and then discounted by 25% to 30% and classified as Level 2 inputs.  In cases where valuation techniques included inputs that are unobservable, the valuations are based on commonly used and generally accepted industry liquidation advance rates or estimates and assumptions developed by management, with significant adjustments applied to the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.  A net reduction or transfer out of the impaired loans with Level 2 inputs occurred during the quarter ended March 31, 2010 based upon updated valuations and payments received.  As the resulting loan balance loan balance is now below the fair value of the collateral, a specific reserve is not required and the loan was removed from the table.  There were no significant transfers during the quarter in the Level 1 and Level 3 impaired loans.

A summary of the carrying amounts and estimated fair values of certain financial instruments follows as of the periods indicated (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$40,183	$40,183	$8,328	$8,328
Held-to-maturity securities	672	733	709	765
Available-for-sale securities	80,762	80,762	75,821	75,821
FHLB stock	4,781	4,781	4,781	4,781
Loans and leases	426,157	424,354	423,124	420,908
Loans available-for-sale	349	349	1,221	1,233
Accrued interest	2,190	2,190	2,251	2,251

Financial liabilities:
Deposit liabilities	486,557	481,789	458,994	453,264
Short-term borrowings	26,370	26,370	16,533	16,533
Long-term debt	32,000	34,953	32,000	35,017
Accrued interest	625	625	665	665

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

Securities:  Except for corporate bonds consisting of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The fair values of pooled trust preferred securities is determined based on a present value technique (income valuation) as described under the caption “Investment securities” of the comparison of financial condition at March 31, 2010 and December 31, 2009, below.

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

Certificates of deposit:  The fair values of certificate of deposit accounts are based on discounted cash flows using rates which approximate the offering rates of deposits with similar maturities.

Long-term debt:  The fair value is estimated using the rates currently offered for similar borrowings.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2010 compared to December 31, 2009 and a comparison of the results of operations for the three-months ended March 31, 2010 and 2009.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2009 Annual Report filed on Form 10-K.

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

▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	deteriorating economic conditions;
▪	acts of war or terrorism; and
▪	disruption of credit and equity markets.

Management of the Company cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this document.  We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of loans, securities and foreclosed properties held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges on investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

Comparison of the results of operations
Three months ended March 31, 2010 and 2009

Overview

The Company recorded net income of $556,000 for the first quarter of 2010 compared to $825,000 recorded in the same quarter of 2009, or a 33% decline.  Diluted earnings per share were $0.26 and $0.40 for each of the respective quarters.  The factors contributing to the earnings decline consisted of $398,000 in early retirement and severance costs from management’s reorganization of the Company, an increase in the provision for loan losses of $150,000, a decline in mortgage banking gains of $391,000, $121,000 of additional FDIC insurance premiums and higher operating overhead of $148,000.  Partially offsetting these negative variance factors included an increase in net interest income of $334,000, or 7%, lower OTTI charges of $246,000, salary and benefit savings of $198,000 and a decline in the provision of income taxes of $157,000.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.38% and 4.85%, respectively, for the three months ended March 31, 2010 compared to 0.58% and 7.02%, respectively, for the same period in 2009.  The decreases in ROA and ROE are attributable to lower net income.

Net interest income and interest sensitive assets / liabilities

Net interest income improved by $334,000, or 7%, from $4,825,000, recorded in the first quarter of 2009 to $5,159,000 recorded during the first quarter of 2010.  During the third quarter of 2009, the Company paid off $10,000,000 million of long-term Federal Home Loan Bank (FHLB) advances that were scheduled to mature during the third quarter of 2010.  In addition, a $10,000,000 million FHLB advance matured in the first quarter of 2009 that was not renewed.  These advances carried a combined weighted-average interest rate of 5.72% and their elimination had the effect of reducing interest expense by approximately $367,000 for the first three months of 2010.  The FHLB advances were largely supplanted by growth in lower costing deposits and repurchase agreements.  Though average balances of interest-bearing deposits increased $23,000,000, mostly from a $50,000,000 increase in average balances of savings deposits, interest expense from total deposits declined by $778,000 due to a 92 basis point reduction in average rates paid thereon.  Certificates of deposit accounts declined $27,000,000, on average, in the first quarter of 2010 compared to the same quarter in 2009.  In a low rate environment, depositor sentiment is to hold deposits in non-time sensitive products such as savings, NOW and money market accounts until such time as rates begin to rise.  Thus, reduction in rates paid on deposits and borrowings was the principal cause of a $1,120,000, or 37%, decline in interest expense.  The lower rates from the interest-sensitive liabilities helped mitigate the impact of lower yields earned on interest-earning assets.  Despite an increase in average balances, interest income declined $786,000, or 10%, due mostly to a 72 basis point drop in yield.  Average balances of highly liquid, low yielding short-term cash investments of federal funds sold and interest-bearing deposits have increased by approximately $24,800,000 so that funds are available when normal seasonal, yet volatile deposits from the Company’s public fund customers are withdrawn.

For the three months ended March 31, 2010, the Company’s tax-equivalent margin and spread were 3.91% and 3.63%, respectively, compared to 3.73% and 3.28% during the three months ended March 31, 2009.  The improvements were due to higher net interest income and the impact of rates on interest-bearing liabilities declining more rapidly than the yields on interest-earning assets.

The low interest rate environment continued into the current year’s first quarter.  As we operate in this low rate environment, earning assets will continue to price and re-price at lower levels thereby pressuring earning-yields downward.  The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements in order to maintain acceptable interest rate margins.  The actions of the ALM team have helped minimize the effect rate changes have had on interest income so that net interest income is not materially impacted and the committee will continue to address ALM issues in this difficult financial landscape.

The table that follows sets forth a comparison of average balance sheet amounts and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	March 31, 2010			March 31, 2009
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$437,200	$6,302	5.85%	$438,804	$6,735	6.22%
Investments	92,932	924	4.03	102,485	1,258	4.98
Federal funds sold	12,884	7	0.22	1,446	1	0.22
Interest-bearing deposits	13,458	8	0.25	119	-	0.38
Total interest-earning assets	556,474	7,241	5.28	542,854	7,994	5.97
Non-interest-earning assets	31,888			29,442
Total assets	$588,362			$572,296

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$257,210	$506	0.78%	$207,234	$569	1.11%
Certificates of deposit	146,384	908	2.46	173,274	1,623	3.80
Borrowed funds	42,042	423	4.08	62,305	803	5.22
Repurchase agreements	18,012	45	1.01	10,362	8	0.33
Total interest-bearing liabilities	463,648	1,882	1.65	453,175	3,003	2.69
Non-interest-bearing deposits	74,808			68,083
Other non-interest-bearing liabilities	3,380			3,367
Shareholders' equity	46,526			47,671
Total liabilities and shareholders' equity	$588,362			$572,296
Net interest income / interest rate spread		$5,359	3.63%		$4,991	3.28%
Net interest margin			3.91%			3.73%

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

The provision for loan losses was $575,000 for the first quarter ending March 31, 2010 and $425,000 for the three month period ending March 31, 2009. The provision for the current quarter was recorded to provide for internally classified downgrades resulting from local weakened economic conditions and to reserve for a decline in real estate values.  For a further discussion on non-performing loans, see “Non-performing assets” under the caption “Comparison of financial condition at March 31, 2010 and December 31, 2009”, below.

The allowance for loan losses was $7,752,000 at March 31, 2010 compared to $7,574,000 at December 31, 2009.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at March 31, 2010 and December 31, 2009” below.

Other income

In the first quarter of 2010, the Company recorded non-interest income of $1,146,000 compared to $1,313,000 recorded in the first quarter of 2009 or a decrease of $168,000, or 13%.  The decline in non-interest earnings was from the expected decline in gains from mortgage banking services.  During the 2009 quarter, the Company sold $38,296,000 of residential mortgage loans at gains of $491,000.  Included in those sales were $10,838,000 of loans transferred from the loan and lease portfolio to loans AFS.  In the current year quarter, the Company sold $7,964,000 of mortgage loans and recognized gains of $99,000.  The lower volume of sold loans can be attributed to a significant slowing of residential mortgage re-financing which in 2009 predominantly comprised fixed-rate loans that the Company typically sells into the secondary market.  The Company considers the high volume of residential mortgage origination and related sales activity that occurred in 2009 an aberration due to the unprecedented low interest rate environment.  Partially offsetting the decline in mortgage loan gains, the Company’s recorded a non-cash OTTI charge of $79,000 compared to $326,000 recorded in the first quarter of 2009.  The charges are related to impairment from the Company’s investment in pooled trust preferred securities.  See Note 3, “Investment securities” for a further discussion on the Company’s portfolio of pooled trust preferred securities.

Other operating expenses

Other (non-interest) expenses for the first three months of 2010 were $5,105,000, or $443,000, higher than the $4,662,000 recorded during the first three months of 2009.  Salaries and employee benefits increased $199,000, or 8%, due to nearly $400,000 of severance and voluntary termination payout caused by planned, structured reorganization of the Company.  This was offset by lower expenses related to employee group insurance, commission, bonus, overtime and costs related to Company contributions to the employee retirement plan.  The other category of non-interest expenses increased by $272,000, or 26% in the current year’s first quarter, compared to the same quarter in 2009.  The increase stems from anticipated, higher FDIC insurance premiums of $121,000 and additional professional and legal costs of approximately $77,000.  Operating expenses have also increased due to the effect of less deferral of mortgage origination costs on a lower volume of mortgage originations during the first quarter of 2010 compared to the first quarter of 2009.

Comparison of financial condition at
March 31, 2010 and December 31, 2009

Overview

Consolidated assets increased to $595,289,000 or 7%, as of March 31, 2010 from $556,017,000 at December 31, 2009.  The increase was primarily from $27,563,000 growth in deposits, $9,500,000 in a low-cost, match-funded, short-term FHLB advance and a $691,000 increase in shareholders’ equity.

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

As of March 31, 2010, the carrying value of investment securities amounted to $81,434,000, or 14% of total assets, compared to $76,530,000, or 14% of total assets, at December 31, 2009.  At March 31, 2010, approximately 30% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.

Investment securities are comprised of HTM and AFS securities with carrying values of $672,000 and $80,762,000, respectively.  As of March 31, 2010, the AFS debt securities were recorded with a net unrealized loss in the amount of $13,523,000 and equity securities were recorded with an unrealized net gain of $98,000.  During the three months ended March 31, 2010, total investments increased $4,904,000, or 6%.

A comparison of investment securities at March 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Agency - GSE	$28,554	35.0	$33,132	43.3
MBS - GSE residential	24,146	29.7	14,457	18.9
State & municipal subdivisions	22,907	28.1	23,270	30.4
Pooled trust preferred securities	5,407	6.7	5,242	6.8
Equity securities - financial services	420	0.5	429	0.6
Total investments	$81,434	100.0	$76,530	100.0

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  The inputs provided are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment is temporary or other-than-temporary.  Consideration such as the Company’s intent to sell the security, more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

Under these circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The uncertainty in the financial markets continues to foster volatility in fair value estimates for the securities in the Company’s investment portfolio.  Fair values of the Company’s investment securities have improved since year-end 2009, but remain well below their amortized cost - $13.4 million, or 14% as of March 31, 2010 and $13.9 million, or 16% as of December 31, 2009.  Management believes fair values and their changes are due mainly to a combination of the interest rate environment, instability in the capital markets, limited trading activity and illiquid conditions in the financial markets, not deterioration in the creditworthiness of the issuers.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.  The most significant component of the $13.4 million net unrealized loss in the AFS debt securities portfolio, as of March 31, 2010, was $13.3 million from the Company’s investments in corporate bonds consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred securities issued by banks, thrifts and insurance companies.

Management is unable to obtain readily attainable and realistic pricing from market traders for the pooled trust preferred securities portfolio because there continues to be a lack of active market participants who deal in these securities.

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  Management has determined the market for these securities and other issues of PreTSLs at March 31, 2010 remains inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has made the following observations and has determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at March 31, 2010,

•
An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique, and

•
The PreTSLs securities are classified within “Level 3” in the fair value hierarchy (as defined in current accounting guidance and explained in Note 6, “Fair Value Measurements” of the consolidated financial statements) because significant adjustments are required to determine fair value at the measurement date.  The valuations of the Company’s PreTSLs were prepared by an independent third party and corroborated by management.  The approach to determine fair value involved the following:

o	Data about the issue structure as defined in the indenture and the underlying collateral were collected,

o	The credit quality of the collateral is estimated using issuer-specific probability of default values,

o
The default probabilities also considered the potential for 50% correlation among issuers within the same industry (e.g. banks with other banks) and 30% correlation between industries (e.g. banks vs. insurance),

o
The loss given default, or amount of cash lost to the investor when a debt asset defaults, was assumed to be 100% (no recovery).  This replicates the historically high default loss levels on trust preferred instruments,

o
The cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities.  This ascertains which investors are paid and which investors incur losses.  Thus, these cash flow projections capture the credit risk,

o
The expected cash flows utilize no prepayments and were discounted utilizing three-month LIBOR as the risk-free rate for the base case and then added a 300bp liquidity premium as the discount rate to calculate the present value of the security,

o
The effective discount rates on an overall basis range from 9.70% to 177.98% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche within the capital structure of the security and the prepayment assumptions, and

o	The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of March 31, 2010, the fair value of two PreTSL securities: VII and XI had declined $1,648,000 in total below their amortized cost basis and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost basis, the securities are deemed to have experienced credit related other-than-temporary impairment in the amount of $79,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the three months ended March 31, 2010. This compares to $326,000 of impairment charges recorded for the first quarter of 2009. The Company closely monitors the pooled trust preferred securities market and performs collateral sufficiency and cash flow analyses on a quarterly basis. Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding other-than-temporary impairment charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Excess stock is typically repurchased from the Company at par if the level of borrowings declines to a predetermined level. In addition, the Company normally earns a return or dividend on the amount invested. In order to preserve its capital level, in December 2008 the FHLB announced that it had suspended the payment of dividends and excess capital stock repurchasing and as of March 31, 2010, that position has not changed. That decision was based on the FHLB’s analysis and consideration of certain negative market trends and the impact those trends will have on their financial condition. Based on the financial results of the FHLB for the three months ended March 31, 2010 and for the year-ended December 31, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

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

Loans AFS at March 31, 2010 amounted to $349,000 with a corresponding fair value of approximately the same, compared to $1,221,000 and $1,233,000, respectively, at December 31, 2009.  During the three months ended March 31, 2010, residential mortgage loans with principal balances of $7,964,000 were sold into the secondary market with net gains of approximately $99,000 recognized, compared to $38,296,000 and $491,000, respectively, during the three months ended March 31, 2009.  The Company expects loan originations and the related sales to diminish in 2010 as the refinance activity in 2009, caused by low interest rates, has ebbed with originations returning to normal volumes.

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

The majority of the Company’s loan portfolio is collateralized, at least in part, by real estate in Lackawanna and Luzerne Counties of Pennsylvania. Commercial lending activities involve a greater degree of credit risk than consumer lending because typically they have larger balances and are more affected by adverse conditions in the economy. Because payments on commercial loans depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations. As such, commercial loans require more ongoing evaluation and monitoring which occurs with the Bank’s credit administration and outsourced loan review functions.

The composition of the loan portfolio at March 31, 2010 and December 31, 2009, is summarized as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%	Variance	%
Real estate:
Commercial	$180,708	41.7	$186,727	43.3	$(6,019)	(3.3)
Residential	69,547	16.0	71,001	16.5	(1,454)	(2.1)
Construction	10,956	2.5	10,125	2.4	831	8.2
Commercial and industrial	88,049	20.3	76,788	17.8	11,261	14.7
Consumer	84,300	19.4	85,690	19.9	(1,390)	(1.6)
Direct financing leases	349	0.1	367	0.1	(18)	(4.9)
Gross loans	433,909	100.0	430,698	100.0	$3,211	0.8
Allowance for loan losses	(7,752)		(7,574)
Net loans	$426,157		$423,124

The $3,211,000 increase in gross loans during the first quarter of 2010 is mostly from growth in commercial and industrial (C&I).  During the quarter, the Company originated a new short-term, match funded loan with a municipal customer.  This loan matures during the fourth quarter of 2010.  The decline in commercial real estate (CRE) loans stems from the pay off of some multi-million loans that the Company aggressively sought for final settlement.

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

Total charge-offs net of recoveries for the three months ending March 31, 2010, were $397,000, compared to $73,000 in the first three months of 2009.  The higher level of charge-offs recorded in the first quarter of the current year primarily resulted from the write-down of an impaired commercial real estate loan to its current fair value and the charge-off of five other commercial and industrial loans to unrelated borrowers.  Commercial real estate loan net charge-offs of $200,000 were recorded during the three months ending March 31, 2010 versus $11,000 at March 31, 2009.  Commercial and industrial loan net charge-offs were $142,000 for the three months ending March 31, 2010 compared to net recoveries of $1,000 in the same period of 2009.  There were no residential real estate loan charge-offs or recoveries in the three month period ending March 31, 2010.  Consumer loan net charge-offs of $55,000 were recorded during the three months ending March 31, 2010 versus $60,000 at the March 31, 2009 three months quarter end.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7,752,000 at March 31, 2010, an increase of $178,000 from $7,574.000 at December 31, 2009.  The increase in the allowance was primarily driven by a migration of commercial loan risk ratings from pass to criticized or classified status.

Management believes that the current balance in the allowance for loan losses of $7,752,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio as of this time. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.79% at March 31, 2010 compared to 1.20% at March 31, 2009.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	three months ended	twelve months ended	three months ended
	March 31, 2010	December 31, 2009	March 31, 2009

Balance at beginning of period	$7,573,603	$4,745,234	$4,745,234

Provision charged to operations	575,000	5,050,000	425,000

Charge-offs:
Real estate:
Commercial	200,000	843,527	11,361
Residential	-	9,158	3,157
Commercial and industrial	144,690	983,490	5,757
Consumer	76,483	432,951	63,728
Total	421,173	2,269,126	84,003

Recoveries:
Real estate:
Commercial	-	2,075	769
Residential	-	-	-
Commercial and industrial	2,849	34,735	6,818
Consumer	21,310	10,685	3,823
Total	24,159	47,495	11,410

Net charge-offs	397,014	2,221,631	72,593

Balance at end of period	$7,751,589	$7,573,603	$5,097,641

Total loans, end of period	$434,257,867	$431,919,023	$426,269,981

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
	March 31, 2010		December 31, 2009		March 31, 2009
Net charge-offs to:
Average loans	0.09%		0.51%		0.02%
Allowance for loan losses	5.12%		29.33%		1.42%
Provision for loan losses	0.69	x	0.44	x	0.17	x

Allowance for loan losses to:
Total loans	1.79%		1.75%		1.20%
Non-accrual loans	0.70	x	0.61	x	0.70	x
Non-performing loans	0.68	x	0.59	x	0.67	x
Net charge-offs	19.52	x	3.41	x	70.22	x

Loans 30-89 days past due and still accruing	$6,770,142		$5,173,394		$3,911,373
Loans 90 days past due and accruing	$255,290		$554,806		$341,404
Non-accrual loans	$11,099,264		$12,329,338		$7,236,780
Allowance for loan losses to loans 90 days or more past due and accruing	30.36	x	13.65	x	14.93	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE), non-accrual securities and repossessed assets.  As of March 31, 2010, non-performing assets represented 2.28% of total assets compared to 1.56% at March 31, 2009.  The increase was driven by the higher level of non-accrual loans and investment securities at March 31, 2010.

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

The majority of the non-performing assets for the period were comprised of non-accruing commercial business loans, non-accruing real estate loans, non-accrual securities and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  During the first three months of 2010, $1,327,000 of corporate bonds consisting of pooled trust preferred securities were moved to non-accrual status.  There were no non-accrual securities prior to 2009.  For a further discussion on the Company’s securities portfolio, see Note 3, “Investments Securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.  At March 31, 2010 non-performing loans were $11,355,000 reduced from $12,884,000 at December 31, 2009.  The reduction was primarily a result of one non-accrual commercial loan relationship which repaid the loan in full during the quarter.  There were no restructured loans or repossessed assets at March 31, 2010 or at December 31, 2009.  ORE at March 31, 2010 was $337,000 and consisted of two properties.  At March 31, 2010, the non-accrual loans aggregated $11,099,000 as compared to $12,329,000 at December 31, 2009.  Additions to the non-accrual loan component of the non-performing assets totaling $3,168,000 were made during the first three months of the year.   These were partially offset by reductions or payoffs of $3,844,000, charge-offs of $405,000, and $149,000 of loans that returned to performing status.  On June 1, 2010 real property which is collateral for loans aggregating approximately $2,595,000 is scheduled for a foreclosure sale.  Should the foreclosure sale result in the bank taking ownership of one or more of these properties, it will result in a reduction of  the non-accrual loan balance and  recording of the ownership of the property as ORE at fair value.  Loans past due 90 days or more and accruing were $255,000 at March 31, 2010 and $555,000, at December 31, 2009.  Non-accrual securities were $1,910,000 at March 31, 2010 and $583,000 at December 31, 2009.

Non-performing loans to total loans were 2.61% at March 31, 2010, down from 2.98% at December 31, 2009.  The percentage of non-performing assets to total assets was 2.28% at March 31, 2010, also down from 2.58% at December 31, 2009, primarily driven by the aforementioned decline in the non-accrual loans component.

The 30-89 day past due loans at March 31, 2010 were $6,770,000 and $5,173,000 at December 31, 2009.  The rise in these past due loans was driven by increased commercial and commercial real estate loan delinquencies as current economic conditions are impacting our borrowers who continue to have difficulty servicing their debt.  Approximately, $1,000,000 of these past due loans were paid to fully current status shortly after the quarter-end.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2010	December 31, 2009	March 31, 2009

Loans past due 90 days or more and accruing	$255,290	$554,806	$341,404
Non-accrual loans	11,099,264	12,329,338	7,236,780
Total non-performing loans	11,354,554	12,884,144	7,578,184

Other real estate owned	337,397	887,397	1,236,716
Non-accrual securities	1,910,243	583,390	-
Total non-performing assets	$13,602,194	$14,354,931	$8,814,900

Total loans including AFS	$434,257,867	$431,919,023	$426,269,981
Total assets	$595,288,575	$556,270,727	$566,785,573
Non-accrual loans to total loans	2.56%	2.85%	1.70%
Non-performing loans to total loans	2.61%	2.98%	1.78%
Non-performing assets to total assets	2.28%	2.58%	1.56%

The composition of gross loans and non-performing loans as of March 31, 2010 (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans
Real estate:
Commercial	$180,708	$103	$5,598	$5,701	3.15%
Residential	69,896	32	3,979	4,011	5.74%
Construction	10,956	-	-	-	-
Commercial and industrial	88,049	-	828	828	0.94%
Consumer	84,300	120	695	815	0.97%
Direct financing leases	349	-	-	-	-
Total	$434,258	$255	$11,100	$11,355	2.61%

Bank premises and equipment, net

A leased branch building with leasehold improvements with a net book value of approximately $625,000, as of March 31, 2010 is in the process of foreclosure by the Company, the lien holder.  The property is scheduled for sheriff’s sale on June 1, 2010.  If the property in question is not sold and the Company takes ownership of the property as ORE, the leasehold improvements may have to be written down to the property’s fair market value with a corresponding charge to current earnings.

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $337,000 at March 31, 2010 comprised of two properties which are listed for sale with local realtors.  The $550,000 decline in ORE from December 31, 2009 was from the sale of one property.

Other assets and accrued interest payable and other liabilities

Pending receivable and obligation to purchase an agency security of $1,000,000 was the principal cause of other assets to increase by $1,005,000, or 7%, and accrued interest payable and other liabilities to increase $1,180,000, or 42%, from December 31, 2009 to March 31, 2010.  The purchase obligation settled in April 2010.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Deposit products include savings, clubs, interest-bearing checking (NOW), money market, non-interest-bearing checking (DDAs) and certificates of deposit accounts. Certificates of deposit accounts, or CDs, are deposits with stated maturities which can range from seven days to ten years. The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition. To determine deposit product interest rates, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as borrowings which include repurchase agreements. Though the Company tends to experience intense competition for deposits, the interest rate setting strategy also includes consideration of the Company’s balance sheet structure and cost effective strategies that are mindful of the current economic landscape.

Compared to December 31, 2009 total deposits grew $27,563,000, or 6%, during the first three months of 2010.  The growth in total deposits was due to increases in DDA, NOW and savings accounts of $2,176,000, or 3%, $21,978,000, or 35% and $11,582,000, or 13%, respectively, partially offset by lower CD balances.  Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  In an effort to grow and retain core deposits, the Company introduces innovative options to its variety of deposit products.  The multi-tiered interest rate savings account developed in 2009 continues to grow while NOW account balances have prospered from the seasonal influx of local municipal tax deposits.  The Company will continue to provide superb customer service and bring innovative ideas to the market in order to continue to grow and retain deposits.

The following table represents the components of deposits as of the date indicated:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Money market	$88,611	18.2	$91,488	19.9
NOW	84,009	17.3	62,031	13.5
Savings and club	97,917	20.1	86,335	18.8
Certificates of deposit	133,200	27.4	139,502	30.5
CDARS	9,754	2.0	8,748	1.9
Total interest-bearing	413,491	85.0	388,104	84.6
Non-interest-bearing	73,066	15.0	70,890	15.4
Total deposits	$486,557	100.0	$458,994	100.0

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and contain similar terms as those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $51,744,000 and $54,941,000 at March 31, 2010 and December 31, 2009, respectively.  Certificates of deposit of $250,000 or more amounted to $18,811,000 and $20,641,000 as of March 31, 2010 and December 31, 2009.

Including CDARS, approximately 34% of the CDs are scheduled to mature in 2010.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  In this current low interest rate environment, CDs continue to experience non-renewal as depositor’s preference is to hold funds from maturing certificates in readily available deposit products such as savings accounts. To help reduce the negative impact of the unpredictable interest rate environment, management deploys strategies that diversify the deposit mix across the entire gamut of deposit products.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant flow of funds in to and out of the sweep product, their balances tend to be somewhat volatile, mimicking the likes of a DDA deposit account. Customer liquidity is the typical cause for variances in repurchase agreements, which for the first three months of 2010 increased $8,977,000, or more than doubled from December 31, 2009, due to a single commercial customer.

The components of borrowings as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Overnight borrowings	$-	-	$8,573	17.7
Repurchase agreements	16,724	28.7	7,747	16.0
Demand note, U.S. Treasury	146	0.2	213	0.4
FHLB advances:
Short-term	9,500	16.3	-	-
Long-term	32,000	54.8	32,000	65.9
Total borrowings	$58,370	100.0	$48,533	100.0

Total borrowings have increased $9,837,000 or 20%, during three months ended March 31, 2010.  Growth in both deposits and repurchase agreements has reduced the Company’s reliance on overnight funding needs.  The short-term FHLB advance was to accommodate a short-term, match funded commercial loan with a municipal customer.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2010, the Bank maintained a one-year cumulative gap of positive $28.5 million, or 4.78%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2010 (dollars in thousands):

	Interest sensitivity gap at March 31, 2010
	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$10,990	$-	$-	$29,193	$40,183
Investment securities (1)(2)	19,503	3,689	27,197	31,045	81,434
Loans (2)	126,751	66,838	108,863	124,054	426,506
Fixed and other assets	-	9,193	-	37,973	47,166
Total assets	$157,244	$79,720	$136,060	$222,265	$595,289
Total cumulative assets	$157,244	$236,964	$373,024	$595,289

Non-interest bearing transaction deposits (3)	$-	$7,306	$20,094	$45,666	$73,066
Interest-bearing transaction deposits (3)	90,201	-	67,966	112,369	270,536
Time deposits	14,801	58,831	56,256	13,067	142,955
Repurchase agreements	16,724	-	-	-	16,724
Short-term borrowings	146	9,500	-	-	9,646
Long-term debt	-	11,000	-	21,000	32,000
Other liabilities	-	-	-	3,996	3,996
Total liabilities	$121,872	$86,637	$144,316	$196,098	$548,923
Total cumulative liabilities	$121,872	$208,509	$352,825	$548,923

Interest sensitivity gap	$35,372	$(6,917)	$(8,256)	$26,167

Cumulative gap	$35,372	$28,455	$20,199	$46,366

Cumulative gap to total assets	5.94%	4.78%	3.39%	7.79%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at March 31, 2010 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2010 levels:

Earnings at risk:	Rates +200	Rates -200
Percent change in:
Net interest income	4.7%	0.4%
Net income	18.3	0.8

Economic value at risk:
Percent change in:
Economic value of equity	(39.0)	1.1
Economic value of equity as a percent of book assets	(3.0)	0.1

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  As of March 31, 2010, the Company’s risk-based capital ratio was 11.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2010, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$21,502	$970	4.7%
+100 basis points	20,849	317	1.5
Flat rate	20,532	-	-
-100 basis points	20,899	367	1.8
-200 basis points	20,617	85	0.4

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company. Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock. Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment. During a declining interest rate environment, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates. Conversely, in a period of rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and the MBS–GSE residential securities portfolio to decrease. Rising interest rates may also cause deposit inflow to accelerate and be invested at higher market interest rates. The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

For the three months ended March 31, 2010, the Company generated approximately $31.9 million of cash. During the quarter, the Company’s financing activities provided $37.2 million, primarily from deposit growth of $27.8 million and a match-funded, short-term borrowing of $9.5 million to finance a loan to one of the Company’s municipal customers. Also, during this period, the Company’s operations provided approximately $2.7 million primarily from the sales of mortgages AFS net of originations and from increased net income.  $20.7 million of the proceeds from financing, operations and security pay offs were used to fund growth in the loan portfolio, purchase new securities and facility improvements.

As of March 31, 2010, the Company maintained $40.2 million in cash and cash equivalents and $81.1 million of investments and loans AFS.  In addition, as of March 31, 2010, the Company had approximately $124.6 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $24.6 million from the Discount Window of the Federal Reserve Bank and $29.8 million with CDARS.  This combined total of $321.3 million represented 54% of total assets at March 31, 2010.  Management believes this level of liquidity to be strong and adequate to support current operations.

During April 2010, the FHLB informed the Company of a 50% collateral maintenance requirement on outstanding obligations and restrictions on utilization above 35% of the amount available to borrow.  The Company is formulating strategies to improve its position and have the requirements lifted.  The requirements only impose more stringent collateral delivery requirements and utilization subject to prior credit committee decision-making and does not minimize or reduce the amount the Company may borrow.  Management does not consider this action to significantly effect the liquidity position of the Company.

Capital

During the first quarter of 2010, total shareholders' equity increased $691,000, or 2%.  The increase was primarily caused by first quarter net income of $556,000, $67,000 in proceeds from employees enrolled in the Company’s Employee Stock Purchase Plan, a $334,000 net of tax, improvement in the market value of the AFS securities portfolio, net of $896,000 in non-credit related OTTI, partially offset by $273,000 of dividends paid to shareholders, net of dividends reinvested and optional cash payments received from participants in the Company’s Dividend Reinvestment Plan.

As of March 31, 2010, the Company reported a net unrealized loss of $8,861,000, net of tax, from the securities AFS compared to a net unrealized loss of $9,194,000 as of December 31, 2009.  While the unrealized loss position has improved, the prolonged economic downturn continues to assert uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates on the securities in banks’ investment portfolios.  Management maintains these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the risk-weighting of securities that were recently rated below investment grade, thus significantly inflating the total risk-weighted assets. The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of March 31, 2010, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2010:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$61,896,123	11.6%	≥	$42,872,207	≥	8.0%		N/A		N/A
Bank	$61,497,188	11.5%	≥	$42,861,974	≥	8.0%	≥	$53,577,467	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$55,140,364	10.3%	≥	$21,436,104	≥	4.0%		N/A		N/A
Bank	$54,786,798	10.2%	≥	$21,430,987	≥	4.0%	≥	$32,146,480	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$55,140,364	9.4%	≥	$23,527,877	≥	4.0%		N/A		N/A
Bank	$54,786,798	9.3%	≥	$23,511,174	≥	4.0%	≥	$29,388,967	≥	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Interim President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2010.

PART II - Other Information

Item 1.  Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes in risk factors that were disclosed in the 2009 Form 10-K filed with the Securities and Exchange Commission on March 8, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                         None

Item 3.  Default Upon Senior Securities

 None

Item 4.  (Removed and Reserved)

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

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY D & D BANCORP, INC.

Date: May 10, 2010	/s/ Patrick J. Dempsey
Patrick J. Dempsey,
Interim President and Chief Executive Officer

Date: May 10, 2010	/s/ Salvatore R. DeFrancesco, Jr.
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
*

10.13 Release Agreement between Steven C. Ackmann, Registrant and The Fidelity Deposit and Discount Bank, dated August 31, 2009.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.
*

10.14 Consulting Agreement between Steven C. Ackmann, former President and Chief Executive Officer of the Registrant and The Fidelity Deposit and Discount Bank, and The Fidelity Deposit and Discount Bank, dated September 1, 2009.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2009.
*

11 Statement regarding computation of earnings per share.	13

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	41

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	42

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44

* Incorporated by Reference