Form 10-Q
period 2010-06-30
FIDELITY D & D BANCORP INC
filed 2010-08-10
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 30, 2010, the latest practicable date, was 2,148,408 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2010

Index
		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets as of June 30, 2010
	and December 31, 2009	3
	Consolidated Statements of Income for the three and six months
	ended June 30, 2010 and 2009	4
	Consolidated Statements of Changes in Shareholders’ Equity
	for the six months ended June 30, 2010 and 2009	5
	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	31

Item 4T.	Controls and Procedures	36

Part II. Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	(Removed and Reserved)	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		39

Exhibit index		40

PART I – Financial Information
Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009

Assets:
Cash and due from banks	$13,734,046	$8,173,199
Interest-bearing deposits with financial institutions	22,994,829	154,755

Total cash and cash equivalents	36,728,875	8,327,954

Available-for-sale securities	75,370,473	75,821,292
Held-to-maturity securities (fair value $636,015 in 2010; $765,195 in 2009)	577,591	708,706
Federal Home Loan Bank Stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of $7,523,250 in 2010; $7,573,603 in 2009)	420,215,504	423,124,054
Loans available-for-sale (fair value $388,709 in 2010; $1,233,345 in 2009)	384,000	1,221,365
Bank premises and equipment, net	14,936,387	15,361,810
Cash surrender value of bank owned life insurance	9,269,973	9,117,156
Accrued interest receivable	2,149,434	2,250,855
Foreclosed assets held-for-sale	1,084,007	887,397
Other assets	13,772,939	14,415,582

Total assets	$579,270,283	$556,017,271

Liabilities:
Deposits:
Interest-bearing	$403,090,854	$388,103,880
Non-interest-bearing	77,836,050	70,890,578

Total deposits	480,926,904	458,994,458

Accrued interest payable and other liabilities	2,922,545	2,815,159
Short-term borrowings	15,577,694	16,533,107
Long-term debt	32,000,000	32,000,000

Total liabilities	531,427,143	510,342,724

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,148,408 in 2010; and 2,105,860 in 2009)	20,553,888	19,982,677
Retained earnings	35,101,386	34,886,265
Accumulated other comprehensive loss	(7,812,134)	(9,194,395)

Total shareholders' equity	47,843,140	45,674,547

Total liabilities and shareholders' equity	$579,270,283	$556,017,271

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest income:
Loans and leases:
Taxable	$6,004,167	$6,356,864	$12,084,184	$12,917,612
Nontaxable	153,855	113,488	300,151	228,262
Interest-bearing deposits with financial institutions	7,890	337	16,318	448
Investment securities:
U.S. government agency and corporations	478,691	550,457	959,010	1,317,828
States and political subdivisions (non-taxable)	256,083	270,334	509,410	468,909
Other securities	63,060	157,458	128,971	342,508
Federal funds sold	6,447	6,575	13,440	7,359

Total interest income	6,970,193	7,455,513	14,011,484	15,282,926

Interest expense:
Deposits	1,299,716	2,138,133	2,713,777	4,329,905
Securities sold under repurchase agreements	25,298	8,081	70,190	16,555
Other short-term borrowings and other	2	405	633	26,545
Long-term debt	427,896	568,325	850,669	1,344,532

Total interest expense	1,752,912	2,714,944	3,635,269	5,717,537

Net interest income	5,217,281	4,740,569	10,376,215	9,565,389

Provision for loan losses	300,000	300,000	875,000	725,000

Net interest income after provision for loan losses	4,917,281	4,440,569	9,501,215	8,840,389

Other income:
Service charges on deposit accounts	671,890	648,228	1,288,914	1,280,648
Fees and other service charges	514,550	472,313	1,018,009	979,489
Gain (loss) on sale or disposal of:
Loans	129,386	327,785	228,716	818,326
Premises and equipment	-	(4,378)	(16,171)	(6,624)
Foreclosed assets held-for-sale	405	14,891	21,415	25,887
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(828,601)	(570)	(2,265,237)	(326,095)
Non-credit related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	152,729	-	1,510,315	-
Net impairment losses on investment securities recognized in earnings	(675,872)	(570)	(754,922)	(326,095)
Total other income	640,359	1,458,269	1,785,961	2,771,631

Other expenses:
Salaries and employee benefits	2,232,842	2,422,656	5,001,932	4,992,349
Premises and equipment	846,443	904,893	1,741,262	1,811,315
Advertising	182,471	135,992	307,803	278,393
Other	1,432,399	1,275,293	2,747,607	2,318,719

Total other expenses	4,694,155	4,738,834	9,798,604	9,400,776

Income before income taxes	863,485	1,160,004	1,488,572	2,211,244

Provision for income taxes	144,513	247,851	213,720	474,033

Net income	$718,972	$912,153	$1,274,852	$1,737,211

Per share data:
Net income - basic	$0.34	$0.44	$0.60	$0.84
Net income - diluted	$0.34	$0.44	$0.60	$0.84
Dividends	$0.25	$0.25	$0.50	$0.50

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2010 and 2009
(Unaudited)

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Cumulative effect of change in accounting principle					350,720	(350,720)	-
Total comprehensive income:
Net income					1,737,211		1,737,211
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $310,796						(603,309)	(603,309)
Change in cash flow hedge intrinsic value						(334,716)	(334,716)
Comprehensive income							799,186
Issuance of common stock through Employee Stock Purchase Plan	1,701	40,569					40,569
Dividends reinvested through Dividend
Reinvestment Plan	5,774	112,477	14,755	408,170	(112,329)		408,318
Stock-based compensation expense		4,508					4,508
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Cash dividends declared					(1,034,178)		(1,034,178)

Balance, June 30, 2009	2,082,657	$19,567,860	-	$-	$39,067,674	$(9,512,985)	$49,122,549

Balance, December 31, 2009	2,105,860	$19,982,677	-	$-	$34,886,265	$(9,194,395)	$45,674,547
Total comprehensive income:
Net income					1,274,852		1,274,852
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $1,225,581						2,379,069	2,379,069
Non-credit related impairment losses on investment securities not expected to be sold, net of tax adjustments of $513,507						(996,808)	(996,808)
Comprehensive income							2,657,113
Issuance of common stock through Employee Stock Purchase Plan	4,754	67,367					67,367
Issuance of common stock through Dividend Reinvestment Plan	37,794	496,359					496,359
Stock-based compensation expense		7,485					7,485
Cash dividends declared					(1,059,731)		(1,059,731)

Balance, June 30, 2010	2,148,408	$20,553,888	-	$-	$35,101,386	$(7,812,134)	$47,843,140

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,274,852	$1,737,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	929,446	609,143
Provision for loan losses	875,000	725,000
Deferred income tax (benefit) expense	(432,600)	133,518
Stock-based compensation expense	7,485	4,508
Loss from investment in limited partnership	-	40,200
Proceeds from sale of loans available-for-sale	18,964,669	74,147,662
Originations of loans available-for-sale	(15,970,697)	(64,393,533)
Increase in cash surrender value of life insurance	(152,817)	(154,297)
Net gain on sale of loans	(228,716)	(818,326)
Net gain on sale of foreclosed assets held-for-sale	(21,415)	(25,887)
Loss on disposal of equipment	16,171	6,624
Other-than-temporary impairment on securities	754,922	326,095
Change in:
Accrued interest receivable	44,988	74,687
Other assets	357,217	(1,339,119)
Accrued interest payable and other liabilities	108,196	629,634

Net cash provided by operating activities	6,526,701	11,703,120

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	131,113	66,727
Available-for-sale securities:
Proceeds from maturities, calls and principal pay-downs	20,636,090	29,835,486
Purchases	(18,726,036)	(23,752,046)
Net (increase) decrease in loans and leases	(805,707)	4,282,109
Acquisition of bank premises and equipment	(412,873)	(415,925)
Proceeds from sale of foreclosed assets held-for-sale	570,605	408,680

Net cash provided by investing activities	1,393,192	10,425,031

Cash flows from financing activities:
Net increase in deposits	21,932,446	20,561,432
Net decrease in short-term borrowings	(955,413)	(29,249,361)
Repayments of long-term debt	-	(10,000,000)
Purchase of treasury stock	-	(56,505)
Proceeds from Employee Stock Purchase Plan participants	67,367	40,569
Dividends paid, net of dividends reinvested	(702,600)	(625,860)
Proceeds from Dividend Reinvestment Plan participants	139,228	-

Net cash provided by (used in) financing activities	20,481,028	(19,329,725)

Net increase in cash and cash equivalents	28,400,921	2,798,426

Cash and cash equivalents, beginning	8,327,954	12,771,147

Cash and cash equivalents, ending	$36,728,875	$15,569,573

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

In the opinion of management, the consolidated balance sheets as of June 30, 2010 and December 31, 2009 and the related consolidated statements of income for the three- and six-month periods ended June 30, 2010 and 2009 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2010 and 2009 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2010 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values of the other investment securities are determined by prices provided by a third-party vendor who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, management is unable to obtain readily attainable and realistic pricing from market traders due to lack of active market participants and therefore management has determined the market for these securities to be inactive.  In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the six months ended June 30, 2010 and 2009, the Company paid interest of $3,674,000 and $5,623,000, respectively.  The Company paid income taxes during the first six months of 2010 of $375,000, and $400,000 for the six months ended June 30, 2009.  Transfers from loans to foreclosed assets held-for-sale amounted to $747,000 and $132,000 during the first six months of 2010 and 2009, respectively.  Transfers from loans to loans available-for-sale amounted to $2,093,000 and $11,140,000 during the first six months of 2010 and 2009, respectively.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

 In July 2010, the FASB issued new guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosure guidance will significantly expand the existing requirements for greater transparency into a company's exposure to credit losses from lending type arrangements.  The objectives of the expanded disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company's financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period.  The new guidance applies to all companies.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies.  Specific items regarding activity that occurred before the issuance of the new guidance, such as the allowance roll forward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies.

3. Investment securities

The amortized cost and fair value of investment securities at June 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	June 30, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$578	$58	$-	$636

Available-for-sale securities:
Agency - GSE	$24,273	$243	$206	$24,310
Obligations of states and
political subdivisions	22,743	531	114	23,160
Corporate bonds:
Pooled trust preferred securities	18,109	-	13,189	4,920
MBS - GSE residential	21,759	806	-	22,565

Total debt securities	86,884	1,580	13,509	74,955

Equity securities - financial services	322	104	11	415

Total available-for-sale securities	$87,206	$1,684	$13,520	$75,370

	December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$709	$56	$-	$765

Available-for-sale securities:
Agency - GSE	$34,205	$4	$1,077	$33,132
Obligations of states and
political subdivisions	23,013	394	137	23,270
Corporate bonds:
Pooled trust preferred securities	18,794	-	13,552	5,242
MBS - GSE residential	13,418	401	71	13,748

Total debt securities	89,430	799	14,837	75,392

Equity securities - financial services	322	121	14	429

Total available-for-sale securities	$89,752	$920	$14,851	$75,821

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity are summarized below (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$578	$636

Available-for-sale securities:
Debt securities:

Due in one year or less	$-	$-
Due after one year through five years	1,000	1,005
Due after five years through ten years	10,153	10,259
Due after ten years	53,972	41,126
Total debt securities	65,125	52,390

MBS - GSE residential	21,759	22,565

Total available-for-sale debt securities	$86,884	$74,955

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$-	$-	$5,790	$206	$5,790	$206
Obligations of states and
political subdivisions	3,575	102	2,605	12	6,180	114
Corporate bonds:
Pooled trust preferred securities	-	-	4,920	13,189	4,920	13,189
MBS - GSE residential	-	-	-	-	-	-
Total debt securities	3,575	102	13,315	13,407	16,890	13,509
Equity securities - financial services	49	1	114	10	163	11
Total temporarily impaired securities	$3,624	$103	$13,429	$13,417	$17,053	$13,520
Number of securities	8		18		26

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$21,090	$291	$5,038	$786	$26,128	$1,077
Obligations of states and
political subdivisions	3,534	115	2,600	22	6,134	137
Corporate bonds:
Pooled trust preferred securities	-	-	5,242	13,552	5,242	13,552
MBS - GSE residential	5,055	71	-	-	5,055	71
Total debt securities	29,679	477	12,880	14,360	42,559	14,837
Equity securities - financial services	114	10	46	4	160	14
Total temporarily impaired securities	$29,793	$487	$12,926	$14,364	$42,719	$14,851
Number of securities	23		17		40

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

The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit-related OTTI is based on other factors effecting market conditions, including illiquidity.  The presentation of OTTI is made in the consolidated statements of income on a gross basis with an offset for the amount of non-credit-related OTTI recognized in OCI.

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt and equity securities.  The guidance set forth in these pronouncements requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI.  This guidance also eliminates the requirement that a holder’s best estimate of cash flows is based upon those that a market participant would use.  Instead, the guidance requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types discussed below, at June 30, 2010 the Company applied the criteria provided in the recognition and presentation of OTTI guidance.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

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

In all of the above security types, the decline in fair value is attributable to changes in interest rates and not credit quality.  Consequently, no OTTI is considered necessary for these securities at June 30, 2010.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in 2010, credit-related OTTI be recorded on three holdings of these securities all of which are in the AFS securities portfolio.

The following table summarizes the amount of credit-related OTTI recognized in earnings for 2010 and the amount of credit- and non-credit-related OTTI recognized in earnings for 2009, by security during the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Pooled trust preferred securities:
PreTSL VII, Mezzanine	$67	$1	$86	$326
PreTSL XI, B3	-	-	60	-
PreTSL XVI, C	609	-	609	-
Total	$676	$1	$755	$326

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Inception to
	June 30, 2010
	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(3,198)	$(3,198)
Additions for credit-related OTTI
not previously recognized	-	(669)	(669)
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	(86)	(86)
Ending balance of credit-related OTTI	$-	$(3,953)	$(3,953)

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

Two of the Company’s initial mezzanine holdings (PreTSLs IV and V) are now senior tranches and the remaining holdings are mezzanine tranches.  As of June 30, 2010, none of the pooled trust preferred securities were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any pooled trust preferred security consisted of a security issued by any one bank and 4% for insurance companies.  As of June 30, 2010, management estimates the subordination in the Company’s tranches ranging from 0% to 19.1% of the current performing collateral.  During the first six months of 2010, PreTSL IX with a book value of $2.8 million and corresponding fair value of $1.2 million was placed on non-accrual status.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated (dollars in thousands):

		June 30, 2010		December 31, 2009
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
PreTSL VII	Mezzanine	$340	$163	$432	$219
PreTSL IX	B-1,B-3	2,804	1,207	-	-
PreTSL XV	B-1	1,359	265	1,359	297
PreTSL XVI	C	681	51	1,290	65
PreTSL XXV	C-1	507	20	507	2
		$5,691	$1,706	$3,588	$583

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”.  On a quarterly basis, each of the other issues will be evaluated for the presence of these two conditions and placed on non-accrual status if necessary.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of June 30, 2010:

						Current		Actual		Excess	Effective
						number		deferrals		subordination *	subordination **
						of	Actual	and defaults		as a % of	as a % of
					Moody's /	banks /	deferrals	as a % of	Excess	current	current
		Book	Fair	Unrealized	Fitch	insurance	and defaults	current	subordination	performing	performing
Deal	Class	value	value	loss	ratings	companies	$(000)	collateral	$(000)	collateral	collateral
PreTSL IV	Mezzanine	$609,971	$450,280	$(159,691)	Ca / CCC	6 / -	18,000	27.1	9,846	19.1	34.0
PreTSL V	Mezzanine	275,162	188,771	(86,391)	Ba3 / C	4 / -	18,950	43.1	None	N/A	N/A
PreTSL VII	Mezzanine	339,758	162,639	(177,119)	Ca / C	19 / -	160,000	70.5	None	N/A	N/A
PreTSL IX	B-1,B-3	2,804,129	1,206,389	(1,597,740)	Ca / C	49 / -	131,510	29.2	None	N/A	N/A
PreTSL XI	B-3	2,339,462	912,500	(1,426,962)	Ca / C	65 / -	142,780	23.7	None	N/A	5.0
PreTSL XV	B-1	1,359,562	265,285	(1,094,277)	Ca / C	63 / 9	159,050	26.6	None	N/A	N/A
PreTSL XVI	C	680,552	51,182	(629,370)	Ca / C	49 / 7	212,890	37.0	None	N/A	N/A
PreTSL XVII	C	1,009,600	41,354	(968,246)	Ca / C	51 / 6	113,720	24.0	None	N/A	3.4
PreTSL XVIII	C	1,012,049	108,997	(903,052)	Ca / C	66 / 14	150,140	22.2	None	N/A	5.5
PreTSL XIX	C	2,555,406	280,042	(2,275,364)	Ca / C	60 / 14	162,400	23.2	None	N/A	4.5
PreTSL XXIV	B-1	2,228,209	379,065	(1,849,144)	Caa3 / CC	80 / 13	349,800	33.3	None	N/A	11.5
PreTSL XXV	C-1	506,673	20,442	(486,231)	C / C	64 / 9	271,600	31.0	None	N/A	0.2
PreTSL XXVII	B	2,388,930	853,095	(1,535,835)	Caa3 / B	42 / 7	90,800	27.8	None	N/A	19.9
		$18,109,463	$4,920,041	$(13,189,422)

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

For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at June 30, 2010 and December 31, 2009” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; below.

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

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  There were no potentially dilutive shares outstanding in either period because the average share price of the Company’s common stock during the six months ended June 30, 2010 and 2009 was below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see note 5, “Stock plans,” below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	2010	2009
Six months ended June 30,

Net income available to common shareholders	$1,274,852	$1,737,211
Weighted-average common shares outstanding	2,123,364	2,070,144
Basic EPS	$0.60	$0.84

Diluted EPS:
Net income available to common shareholders	$1,274,852	$1,737,211
Weighted-average common shares outstanding	2,123,364	2,070,144
Potentially dilutive common shares	-	-
Weighted-average common shares and dilutive potential shares	2,123,364	2,070,144
Diluted EPS	$0.60	$0.84

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the six months ended June 30, 2010 and 2009.  As of June 30, 2010, there were 21,050 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the six months ended June 30, 2010 and 2009.  As of June 30, 2010, there were 6,810 unexercised stock options outstanding under this plan.

Since no awards were vested in either of the stock option plans during the six months ended June 30, 2010 and 2009, there was no stock-based compensation expense recognized related to either of the stock option plans.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance.  The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date.  As of June 30, 2010, 17,025 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2010 and 2009, compensation expense related to the ESPP approximated $7,000 and $5,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting.  Thus, the Company uses fair value for AFS securities.  Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as impaired loans.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		Fair value measurements at June 30, 2010:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$24,310	$-	$24,310	$-
Obligations of states and
political subdivisions	23,160	-	23,160	-
Corporate bonds:
Pooled trust preferred securities	4,920	-	-	4,920
MBS - GSE residential	22,565	-	22,565	-
Equity securities - financial services	415	415	-	-
Total available-for-sale securities	$75,370	$415	$70,035	$4,920

		Fair value measurements at December 31, 2009:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$33,132	$-	$33,132	$-
Obligations of states and
political subdivisions	23,270	-	23,270	-
Corporate bonds:
Pooled trust preferred securities	5,242	-	-	5,242
MBS - GSE residential	13,748	-	13,748	-
Equity securities - financial services	429	429	-	-
Total available-for-sale securities	$75,821	$429	$70,150	$5,242

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the six months ended June 30, 2010, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are classified as Level 3 inputs. For a discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of Financial Condition at June 30, 2010 and December 31, 2009” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	six months ended	six months ended
	June 30, 2010	June 30, 2009
Assets:
Balance at beginning of period	$5,242	$10,260
Realized / unrealized (losses) gains:
in earnings	(755)	(326)
in comprehensive income (loss)	363	(2,311)
Purchases, sales, issuances and settlements,
amortization and accretion, net	70	640
Balance at end of period	$4,920	$8,263

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of June 30, 2010 and December 31, 2009 (dollars in thousands):

Fair value measurements at June 30, 2010 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,741	$-	$2,360	$381

Fair value measurements at December 31, 2009 using:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$4,842	$15	$4,447	$380

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; for Level 2, observable inputs, employed by certified appraisers for similar assets are utilized if the loan is collateral dependent and then discounted based upon the type and/or age of the appraisal, the costs to sell and maintain the underlying collateral. If the loan is not considered to be collateral dependent, any impairment may be determined based upon the present value of the reported cash flows discounted at the loan’s effective interest rate. In cases where valuation techniques included inputs that are unobservable, the valuations are based on commonly used and generally accepted industry liquidation advance rates or estimates and assumptions developed by management, with significant adjustments applied to the best information available under each circumstance. These asset valuations are classified as Level 3 inputs. A net reduction or transfer out of the impaired loans with Level 2 inputs occurred during the six month period ended June 30, 2010 based upon payments received. There were no significant transfers during the quarter in the Level 1 and Level 3 impaired loans.

A summary of the carrying amounts and estimated fair values of certain financial instruments follows as of the periods indicated (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$36,729	$36,729	$8,328	$8,328
Held-to-maturity securities	578	636	709	765
Available-for-sale securities	75,370	75,370	75,821	75,821
FHLB stock	4,781	4,781	4,781	4,781
Loans and leases	420,216	416,717	423,124	420,908
Loans available-for-sale	384	389	1,221	1,233
Accrued interest	2,149	2,149	2,251	2,251

Financial liabilities:
Deposit liabilities	480,927	479,690	458,994	453,264
Short-term borrowings	15,578	15,578	16,533	16,533
Long-term debt	32,000	35,444	32,000	35,017
Accrued interest	625	625	665	665

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

Securities: Except for corporate bonds consisting of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. The fair values of pooled trust preferred securities is determined based on a present value technique (income valuation) as described under the caption “Investment securities” of the comparison of financial condition at June 30, 2010 and December 31, 2009, below.

FHLB stock, or restricted regulatory equity, is carried at cost, which approximates fair value.

Loans and leases: The fair value of all loans is estimated by the net present value of the future expected cash flows discounted at current market rates.

Loans available-for-sale: For loans available-for-sale, the fair value is estimated using rates currently offered for similar loans and are obtained from the FNMA or the FHLB.

Certificates of deposit: The fair values of certificate of deposit accounts are based on discounted cash flows using rates which approximate market rates of deposits with similar maturities.

Long-term debt: The fair value is estimated using market rates currently offered for similar borrowings.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2010 compared to December 31, 2009 and a comparison of the results of operations for the three- and six-months ended June 30, 2010 and 2009. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2009 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes, in particular the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

Comparison of the results of operations
Three and six months ended June 30, 2010 and 2009

Overview

Net income for the second quarter of 2010 was $719,000, or $0.34 per diluted share, compared to $912,000, or $0.44, recorded in the same quarter of 2009. For the six months ended June 30, 2010, net income was $1,275,000, or $0.60 per diluted share, compared to $1,737,000, or $0.84 recorded for the six months ended June 30, 2009. The decrease in net income in the quarter and year-to-date comparisons was due to: a decline in non-interest income, largely from higher non-cash, other-than-temporary impairment (OTTI) charges related to the Company’s investment portfolio and lower levels of gains from the sales of mortgage loans; and in the year-to-date comparison, higher operating overhead and an increase in the provision for loan losses. These items were partially offset by higher net interest income and in the quarter-to-quarter comparison, lower salary and employee benefits.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.49% and 6.10%, respectively, for the three months ended June 30, 2010 compared to 0.65% and 7.63%, respectively, for the three months ended June 30, 2009. For the six months ended June 30, 2010, ROA and ROE were 0.44% and 5.48%, respectively, compared to 0.62% and 7.33% for the same period in 2009. The decreases in both ROA and ROE are attributable to lower net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $477,000, or 10%, to $5,217,000 in the second quarter of 2010, from $4,740,000 recorded in the same quarter of 2009. The improvement was principally from lower interest expense of $962,000 due to a 93 basis point reduction in rates paid on interest-bearing liabilities, where a 92 basis point reduction in deposit rates more than offset the effect of a $17,300,000 increase in average balances. Conversely, though average interest-earning assets increased $19,800,000, interest income was negatively impacted by a 55 basis point decline in yields earned resulting in a net decline in interest income of $485,000 in the second quarter of 2010 compared to the second quarter of 2009.

During the second quarter of 2010, the Company’s tax-equivalent margin and spread were 3.92% and 3.66%, compared to 3.70% and 3.28%, respectively, during the second quarter of 2009. The improvement in spread was caused by a greater reduction in rates paid on interest-bearing liabilities than the reduction in yields earned on interest-earning assets. The improvement in margin was from higher net interest income.

For the six months ended June 30, 2010, net interest income improved 8%, or $811,000, compared to the six months ended June 30, 2009. Similar to the second quarter comparison, the improvement was principally from lower interest expense of $2,082,000 due to a 99 basis point reduction in rates paid on interest-bearing liabilities including a 92 basis point reduction in rates paid on deposits. The decrease in interest income of $1,271,000 was from lower yields on earning assets.

The Company’s tax-equivalent margin and spread improved to 3.91% and 3.64%, respectively, in the first half of 2010 from 3.71% and 3.27% during the same period of 2009. The improvements stem from deposit rates declining more rapidly than yields from earning from assets and higher net interest income.

The prolonged low interest rate environment continued into the first half of 2010. As the Company continues to operate in this environment, earning assets will continue to price and re-price to lower levels thereby causing downward pressure on yields. The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements in order to maintain acceptable interest rate margins. However, the Company’s deposit offering rates are at historical lows and whether the Company can retain and grow its deposit base will largely depend on customers’ sentiment to maintain low-earning deposits. Nonetheless, the Company’s ALM team will continue to address interest rate issues in this difficult financial environment and is poised to create and offer products that are fair for its customers and equitable for the Company.

The table that follows sets forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	June 30, 2010			June 30, 2009
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$432,214	$6,237	5.79%	$428,079	$6,529	6.12%
Investments	99,663	925	3.72	94,535	1,113	4.72
Federal funds sold	10,210	6	0.25	10,793	7	0.24
Interest-bearing deposits	12,482	8	0.25	1,419	-	0.10
Total interest-earning assets	554,569	7,176	5.19	534,826	7,649	5.74
Non-interest-earning assets	30,880			28,615
Total assets	$585,449			$563,441

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$263,717	$473	0.72%	$217,249	$550	1.02%
Certificates of deposit	143,416	827	2.31	172,573	1,588	3.69
Borrowed funds	42,014	428	4.09	42,578	569	5.36
Repurchase agreements	11,309	25	0.90	9,837	8	0.33
Total interest-bearing liabilities	460,456	1,753	1.53	442,237	2,715	2.46
Non-interest-bearing deposits	74,101			68,909
Other non-interest-bearing liabilities	3,618			4,373
Shareholders' equity	47,274			47,922
Total liabilities and shareholders' equity	$585,449			$563,441
Net interest income / interest rate spread		$5,423	3.66%		$4,934	3.28%
Net interest margin			3.92%			3.70%

	Six months ended:
	June 30, 2010			June 30, 2009
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$434,693	$12,540	5.82%	$433,412	$13,263	6.17%
Investments	96,316	1,848	3.87	98,488	2,372	4.86
Federal funds sold	11,540	13	0.23	6,145	7	0.24
Interest-bearing deposits	12,942	16	0.25	773	-	0.12
Total interest-earning assets	555,491	14,417	5.23	538,818	15,642	5.85
Non-interest-earning assets	31,406			29,027
Total assets	$586,897			$567,845

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$260,481	$979	0.76%	$212,270	$1,119	1.06%
Certificates of deposit	144,892	1,735	2.41	172,922	3,210	3.74
Borrowed funds	42,028	851	4.08	52,387	1,371	5.28
Repurchase agreements	14,642	70	0.97	10,098	17	0.33
Total interest-bearing liabilities	462,043	3,635	1.59	447,677	5,717	2.58
Non-interest-bearing deposits	74,452			68,498
Other non-interest-bearing liabilities	3,499			3,873
Shareholders' equity	46,903			47,797
Total liabilities and shareholders' equity	$586,897			$567,845
Net interest income / interest rate spread		$10,782	3.64%		$9,925	3.27%
Net interest margin			3.91%			3.71%

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

The provision for loan losses was $300,000 for the three months ending June 30, 2010 and also $300,000 for the three month period ending June 30, 2009. Total provisions for the six months ended June 30, 2010 were $875,000 and $725,000 for the same six months of 2009. The $300,000 provision for the current quarter was recorded to provide for increased allocations for residential mortgages and consumer loans resulting from locally weakened economic conditions and to reserve for a decline in real estate values. For a further discussion on non-performing loans, see “Non-performing assets” under the caption “Comparison of financial condition at June 30, 2010 and December 31, 2009”, below.

The allowance for loan losses was $7,523,000 at June 30, 2010 compared to $7,574,000 at December 31, 2009. For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at June 30, 2010 and December 31, 2009” below.

Other income

In the second quarter of 2010, other (non-interest) income decreased $818,000, or 56%, to $640,000 from $1,458,000 recorded in second quarter of 2009. The decline was primarily from non-cash OTTI charges of $676,000 recorded in the current year quarter. The OTTI is related to credit impairment in the Company’s investments in pooled trust preferred securities that is discussed more fully in Note 3, “Investment securities”. Contributing further to the decline in non-interest income in the current year quarter was a $198,000, or 61%, decline in gains from mortgage banking services. These declines stem from the expected slow-down in mortgage refinance and origination activity and therefore lower volumes of sales of fixed-rate mortgage loans into the secondary market. The historical low interest rate environment caused a surge and peak in mortgage origination activity in 2009 and currently the Company does not expect that level of activity to recur.

For the six months ended June 30, 2010, other income declined $986,000, or 36%, compared to the six months ended June 30, 2009. In the current year, the Company recognized $229,000 in gains from mortgage banking services compared to $818,000 recognized during the first half of 2009. The 2009 gain included sales of $10,838,000 of loans transferred from the loan and lease portfolio to loans AFS and simultaneously sold. Further negatively impacting the non-interest income during the first half of 2010 was an increase of $429,000 in OTTI credit charges related to the pooled trust preferred securities, noted above.

Other operating expenses

For the quarter ended June 30, 2010, other (non-interest) expenses declined $45,000, or 1%, compared to the quarter ended June 30, 2009. Salary and employee benefits decreased $190,000, or 8%, due to employee downsizing in conjunction with the planned reorganization of the Company during the latter half of 2009 and first quarter of 2010. The number of full-time equivalent (FTE) employees was 163 at June 30, 2010 compared to 196 at June 30, 2009. The $58,000, or 6%, savings in premises and equipment is from lower property insurance. The $46,000 increase in advertising expenses was due to costs for the development of a new Company website and an integrated marketing campaign that includes the usage of multi-media advertising. The other category of other operating expense increased by $157,000, or 12%, from higher credit collection expense recognized in our efforts to resolve problematic loans and the effect of less deferral of mortgage origination costs on lower volume of mortgage originations during the current year second quarter compared to the second quarter of 2009. In addition, the Company established a contingent liability of $64,000 associated with potential off-balance sheet loan commitments. These items were partially offset by savings from less sold loan charges due to lower loan sales volume, less ORE expense, travel related costs, PA shares tax and greater efficiencies in branch operations.

For the six months ended June 30, 2010, non-interest related expenses increased $398,000, or 4%, compared to the six months ended June 30, 2009. Salary and employee benefits increased $10,000 but included approximately $400,000 of severance and voluntary termination payout from the aforementioned planned, structured reorganization of the Company. This event was offset by lower expenses related to employee group insurance, commission, bonus, overtime and costs related to Company contributions to the employee retirement plan. Savings in property insurance and facility maintenance resulted in a decrease of $70,000, or 4%, in premises and equipment costs. Advertising expenses increased $29,000, or 11%, due to the website re-construction project, usage of multi-media advertising and sundry promotional campaigns. The other category of non-interest expenses increased by $429,000, or 18% in the current year’s first half, compared to the first half of 2009. The increase stems from higher legal and professional services including consulting for company-wide training, higher collection expense, less deferral of mortgage origination costs and the establishment of the loss contingency reserve for off-balance sheet loan commitments. Partially offsetting these items were lower: ORE costs, travel related expenses and sold loan charges on lower origination and sales volume.

Provision for income taxes

The Company’s effective tax rates for the six months ended June 30, 2010 and 2009 were 14.4% and 21.4%, respectively, and for the quarters ended June 30, 2010 and 2009 were 16.7% and 21.4%, respectively. The decrease in the effective tax rates in the 2010 periods compared to the same periods in 2009 reflects a combination of lower pre-tax income and an increase in non-taxable items (permanent differences), net that had the effect of lowering taxable income.

Comparison of financial condition at
June 30, 2010 and December 31, 2009

Overview

Consolidated assets increased to $579,270,000 or 4%, as of June 30, 2010 from $556,017,000 at December 31, 2009. The increase was primarily from $21,932,000 growth in deposits and a $2,169,000 increase in shareholders’ equity.

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

As of June 30, 2010, the carrying value of investment securities amounted to $75,948,000, or 13% of total assets, compared to $76,530,000, or 14% of total assets, at December 31, 2009. At June 30, 2010, approximately 30% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.

Investment securities are comprised of HTM and AFS securities with carrying values of $578,000 and $75,370,000, respectively. As of June 30, 2010, the AFS debt securities were recorded with a net unrealized loss in the amount of $11,929,000 and equity securities were recorded with an unrealized net gain of $93,000. During the six months ended June 30, 2010, carrying value of total investments declined modestly; approximately $600,000. However, the decline is net of $2,100,000 in net market value appreciation in the AFS portfolio.

A comparison of investment securities at June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Agency - GSE	$24,310	32.0	$33,132	43.3
MBS - GSE residential	23,143	30.5	14,457	18.9
State & municipal subdivisions	23,160	30.5	23,270	30.4
Pooled trust preferred securities	4,920	6.5	5,242	6.8
Equity securities - financial services	415	0.5	429	0.6
Total investments	$75,948	100.0	$76,530	100.0

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. The inputs provided are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment is temporary or other-than-temporary. Considerations such as the Company’s intent to sell the security, more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized. If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

Under these circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The uncertainty in the financial markets continues to foster volatility in fair value estimates for the securities in the Company’s investment portfolio. Fair values of the Company’s investment securities have improved since year-end 2009, but remain well below their amortized cost - $11.8 million, or 14% as of June 30, 2010 and $13.9 million, or 16% as of December 31, 2009. Management believes fair values and their changes are due mainly to a combination of the interest rate environment, instability in the capital markets, limited trading activity and illiquid conditions in the financial markets, not deterioration in the creditworthiness of the issuers. Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. The most significant component of the $11.8 million net unrealized loss in the AFS securities portfolio, as of June 30, 2010, was $13.2 million from the Company’s investments in corporate bonds consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred securities issued by banks, thrifts and insurance companies.

Management is unable to obtain readily attainable and realistic pricing from market traders for the pooled trust preferred securities portfolio because there continues to be a lack of active market participants who deal in these securities.

As of June 30, 2010, the Company owned 13 tranches of pooled trust preferred securities (PreTSLs). Management has determined the market for these securities and other issues of PreTSLs at June 30, 2010 is inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has made the following observations and has determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at June 30, 2010,

•
An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique, and

•
The PreTSL securities are classified within “Level 3” in the fair value hierarchy (as defined in current accounting guidance and explained in Note 6, “Fair Value Measurements” of the consolidated financial statements) because significant adjustments are required to determine fair value at the measurement date. The valuations of the Company’s PreTSLs were prepared by an independent third party and corroborated by management. The approach to determine fair value involved the following:

o	Data about the issue structure as defined in the indenture and the underlying collateral were collected,

o	The credit quality of the collateral is estimated using issuer-specific probability of default values,

o
The default probabilities also considered the potential for 50% correlation among issuers within the same industry (e.g. banks with other banks) and 30% correlation between industries (e.g. banks vs. insurance),

o
The loss given default, or amount of cash lost to the investor when a debt asset defaults, was assumed to be 100% (no recovery). This replicates the historically high default loss levels on trust preferred instruments,

o
The cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities. This ascertains which investors are paid and which investors incur losses. Thus, these cash flow projections capture the credit risk,

o
The expected cash flows utilize no prepayments and were discounted utilizing three-month LIBOR as the risk-free rate for the base case and then added a 300bp liquidity premium as the discount rate to calculate the present value of the security,

o
The effective discount rates on an overall basis range from 8.9% to 343.9% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche within the capital structure of the security and the prepayment assumptions, and

o	The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of June 30, 2010, the fair value of three PreTSL securities: VII, XI and XVI had declined $2,988,000 in total below their amortized cost basis and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost basis, the securities are deemed to have experienced credit related other-than-temporary impairment in the amount of $755,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the six months ended June 30, 2010. This compares to $326,000 of impairment charges recorded for the first half of 2009. The Company closely monitors the pooled trust preferred securities market and performs collateral sufficiency and cash flow analyses on a quarterly basis. Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding other-than-temporary impairment charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Excess stock is typically repurchased from the Company at par if the level of borrowings declines to a predetermined level. In addition, the Company normally earns a return or dividend on the amount invested. In order to preserve its capital level, in December 2008 the FHLB announced that it had suspended the payment of dividends and excess capital stock repurchasing and as of June 30, 2010, that position has not changed. That decision was based on the FHLB’s analysis and consideration of certain negative market trends and the impact those trends will have on their financial condition. Based on the financial results of the FHLB for the six months ended June 30, 2010 and for the year-ended December 31, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

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

Loans AFS at June 30, 2010 amounted to $384,000 with a corresponding fair value of approximately $389,000, compared to $1,221,000 and $1,233,000, respectively, at December 31, 2009. During the six months ended June 30, 2010, residential mortgage loans with principal balances of $18,902,000 were sold into the secondary market with net gains of approximately $229,000 recognized, compared to $73,329,000 and $818,000, respectively, during the six months ended June 30, 2009. Included in the 2009 sales was $10,838,000 of residential mortgage loans transferred from the loan and lease portfolio during the first quarter of 2009. The Company expects loan originations and the related sales to diminish in 2010 as the refinance activity in 2009, caused by low interest rates, has ebbed with originations returning to normal volumes.

Loans and leases

The Company originates commercial and industrial (commercial) and commercial real estate (CRE) loans, residential mortgages, consumer, home equity and construction loans. The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest rate levels. As part of the overall strategy to serve the business community in which it operates, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in our marketplace. The Company’s goals center on building relationships by providing credit and non-credit products and services, continuing to diversify its loan portfolio and utilizing participations to reduce risk in larger credit transactions. Especially in the current economic climate, the Company, in providing credit to existing and new customers, has implemented policies and procedures to reduce the associated risk. The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates and exploring programs where we can match our cost of funds.

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

The composition of the loan portfolio at June 30, 2010 and December 31, 2009, is summarized as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Real estate:
Commercial	$174,437	40.8	$186,727	43.3
Residential	68,586	16.0	71,001	16.5
Construction	11,017	2.6	10,125	2.4
Commercial and industrial	87,332	20.4	76,788	17.8
Consumer	86,036	20.1	85,690	19.9
Direct financing leases	331	0.1	367	0.1
Gross loans	427,739	100.0	430,698	100.0
Allowance for loan losses	(7,523)		(7,574)
Net loans	$420,216		$423,124

The $3.0 million net decline in gross loans during the first half of 2010 was predominantly from the payoff of some sizeable commercial real estate (CRE) credits that the Company aggressively sought for settlement. The growth in commercial and industrial (C&I) is attributable to a short-term, match funded loan with a municipal customer. This loan matures during the fourth quarter of 2010.

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

Total charge-offs net of recoveries for the six months ending June 30, 2010, were $925,000, compared to $254,000 in the first six months of 2009. The higher level of charge-offs recorded in the current year primarily resulted from the write-down of impaired commercial real estate loans to current fair value as well as the charge-off of both consumer and commercial and industrial loans. Commercial real estate loan net charge-offs of $454,000 were recorded during the six month period ending June 30, 2010 versus $9,000 at June 30, 2009. Residential real estate loan net charge-offs totaled $63,000 for the six month period ending June 30, 2010, and were $3,000 in the like period of 2009. Commercial and industrial loan net charge-offs were $262,000 for the six months ending June 30, 2010 compared to net charge-offs of $116,000 in the same period of 2009. Consumer loan net charge-offs of $146,000 were recorded during the six months ending June 30, 2010 versus $126,000 at the June 30, 2009 like period end. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7,523,000 at June 30, 2010 and $7,574,000 at December 31, 2009. Management believes that the current balance in the allowance for loan losses of $7,523,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio as of this time. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance. The ratio of allowance for loan losses to total loans was 1.76% at June 30, 2010 compared to 1.22% at June 30, 2009.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	six months ended	twelve months ended	six months ended
	June 30, 2010	December 31, 2009	June 30, 2009

Balance at beginning of period	$7,573,603	$4,745,234	$4,745,234

Provision charged to operations	875,000	5,050,000	725,000

Charge-offs:
Real estate:
Commercial	455,755	843,527	24,932
Residential	63,214	9,158	3,158
Commercial and industrial	265,154	983,490	118,520
Consumer	169,776	432,951	133,617
Total	953,899	2,269,126	280,227

Recoveries:
Real estate:
Commercial	1,449	2,075	15,808
Residential	-	-	-
Commercial and industrial	2,949	34,735	2,075
Consumer	24,148	10,685	7,846
Total	28,546	47,495	25,729

Net charge-offs	925,353	2,221,631	254,498

Balance at end of period	$7,523,250	$7,573,603	$5,215,736

Total loans, end of period	$428,122,754	$431,919,023	$427,432,128

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
	June 30, 2010		December 31, 2009		June 30, 2009
Net charge-offs to (annualized):
Average loans	0.43%		0.51%		0.12%
Allowance for loan losses	24.60%		29.33%		9.76%
Provision for loan losses	1.06	x	0.44	x	0.35	x

Allowance for loan losses to:
Total loans	1.76%		1.75%		1.22%
Non-accrual loans	0.84	x	0.61	x	0.70	x
Non-performing loans	0.81	x	0.59	x	0.69	x
Net charge-offs (annualized)	4.07	x	3.41	x	10.25	x

Loans 30-89 days past due and still accruing	$3,295,675		$5,173,394		$2,360,786
Loans 90 days past due and accruing	$319,828		$554,806		$180,800
Non-accrual loans	$8,918,932		$12,329,338		$7,398,505
Allowance for loan losses to loans 90
days or more past due and accruing	23.52	x	13.65	x	28.85	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE), non-accrual securities and repossessed assets. As of June 30, 2010, non-performing assets represented 2.21% of total assets compared to 2.58% at December 31, 2009. The decline at June 30, 2010 was driven by reductions in both the loans past due more than 90 days as well as the reduced non-accrual levels.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans or leases on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. The commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by real estate are placed on non-accrual status at 120 days past due as to principal and interest, and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. Uncollected interest income accrued on all non-accrual loans is reversed and charged to interest income.

The majority of the non-performing assets for the period were comprised of non-accruing commercial business loans, non-accruing real estate loans, non-accrual securities and ORE. Most of the loans are collateralized, thereby mitigating the Company’s potential for loss. During the first six months of 2010, $1,706,000 of corporate bonds consisting of pooled trust preferred securities were on non-accrual status. There were no non-accrual securities prior to 2009. For a further discussion on the Company’s securities portfolio, see Note 3, “Investments Securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans were reduced from $12,884,000 on December 31, 2009 to $9,239,000 on June 30, 2010. At December 31, 2009, the over 90 day past due portion was comprised of nine loans ranging from $1,000 to $294,000, and the non-accrual loan portion numbered 58 loans ranging from $2,600 to $2,800,000. At June 30, 2010, there were nine loans ranging from $3,000 to $107,000 in the over 90 days past due category, and 64 loans ranging from $1,600 to $754,000 in the non-accrual category. The reduction of $3,645,000 in non-performing loans from December 31, 2009 to June 30, 2010 resulted mainly from non-accrual commercial loan repayments and the transfer of $747,000 from non-accrual to ORE. Restructured loans were $791,000 at June 30, 2010. There were no restructured loans at December 31, 2009. ORE at June 30, 2010 was $1,084,000 and consisted of three properties. At June 30, 2010, the non-accrual loans aggregated $8,919,000 as compared to $12,329,000 at December 31, 2009. The net reduction in the level of non-accrual loans at June 30, 2010 occurred as follows: Additions to the non-accrual loan component of the non-performing assets totaling $4,850,000 were made during the first six months of the year. These were partially offset by reductions or payoffs of $6,597,000, charge-offs of $685,000, transfers to ORE of $747,000 and $231,000 of loans that returned to performing status. Loans past due 90 days or more and accruing were $320,000 at June 30, 2010 and $555,000, at December 31, 2009. Non-accrual securities were $1,706,000 at June 30, 2010 and $583,000 at December 31, 2009.

Non-performing loans to total loans were 2.16% at June 30, 2010, down from 2.98% at December 31, 2009. The percentage of non-performing assets to total assets was 2.21% at June 30, 2010, also down from 2.58% at December 31, 2009, primarily driven by the aforementioned decline in the non-accrual loans component.

The 30-89 day past due loans at June 30, 2010 were $3,296,000 and $5,173,000 at December 31, 2009. The reduced level occurred as a result of the transfer of some loans to non-accrual, payments collected on others and the conversion / transfer of a loan to ORE status.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2010	December 31, 2009	June 30, 2009

Loans past due 90 days or more and accruing	$319,828	$554,806	$180,800
Non-accrual loans	8,918,931	12,329,338	7,398,505
Total non-performing loans	9,238,759	12,884,144	7,579,305

Restructured loans	791,168	-	-
Other real estate owned	1,084,007	887,397	1,199,060
Non-accrual securities	1,705,937	583,390	-
Total non-performing assets	$12,819,871	$14,354,931	$8,778,365

Total loans including AFS	$428,122,754	$431,919,023	$427,432,128
Total assets	$579,270,283	$556,017,271	$560,454,208
Non-accrual loans to total loans	2.08%	2.85%	1.73%
Non-performing loans to total loans	2.16%	2.98%	1.77%
Non-performing assets to total assets	2.21%	2.58%	1.57%

The composition of gross loans and non-performing loans as of June 30, 2010 (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans
Real estate:
Commercial	$174,437	$3	$3,629	$3,632	2.08%
Residential (1-4 family)	68,970	278	4,114	4,392	6.37%
Construction	11,017	-	-	-	-
Commercial and industrial	87,332	33	520	553	0.63%
Consumer	86,036	6	656	662	0.77%
Direct financing leases	331	-	-	-	-
Total	$428,123	$320	$8,919	$9,239	2.16%

Bank premises and equipment, net

A leased branch building that contains leasehold improvements with a net book value of approximately $618,000, as of June 30, 2010 was in the process of foreclosure by the Company, the lien holder, and was originally scheduled for sheriff’s sale in June 2010. The sale was delayed to July and the Company was the successful bidder. The Company has not taken title the property and expects to assign the bid to a third party for a financial commitment. The Company further expects to continue to operate the branch, uninterrupted, under a lease agreement with terms consistent with the prior lease. The Company does not expect the event to have a material impact on its results of operation or financial condition.

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $1,084,000 at June 30, 2010 comprised of three properties which are listed for sale with local realtors. The $197,000 rise in ORE from December 31, 2009 occurred from the sale of one commercial property with a book balance of $550,000 and the transfer into ORE of a commercial property for its fair value of $747,000.

Other assets

Other assets at June 30, 2010 declined $643,000, or 4%, from December 31, 2010. A lower deferred tax asset from appreciation in fair values, from December 31, 2009, in the securities portfolio and the period recognition and associated reduction of the prepaid FDIC insurance premium were the primary causes of the decrease.

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

Compared to December 31, 2009 total deposits grew $21,900,000, or 5%, during the first half of 2010. The growth in total deposits was due to increases in DDA, NOW and savings accounts of $6,946,000, or 10%, $11,991,000, or 19% and $20,400,000, or 24%, respectively, partially offset by lower CD balances. Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. In an effort to grow and retain core deposits, the Company introduces innovative options to its variety of deposit products. The multi-tiered interest rate savings account developed in 2009 continues to grow while NOW account balances have prospered from the seasonal influx of local municipal tax deposits and growth in the non-personal, business sector. The Company will continue to provide superb customer service and bring innovative ideas to the market in order to continue to grow and retain deposits.

The following table represents the components of deposits as of the date indicated:

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Money market	$78,184	16.3	$91,488	19.9
NOW	74,022	15.4	62,031	13.5
Savings and club	106,735	22.2	86,335	18.8
Certificates of deposit	132,352	27.5	139,502	30.5
CDARS	11,798	2.4	8,748	1.9
Total interest-bearing	403,091	83.8	388,104	84.6
Non-interest-bearing	77,836	16.2	70,890	15.4
Total deposits	$480,927	100.0	$458,994	100.0

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

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $51,089,000 and $54,941,000 at June 30, 2010 and December 31, 2009, respectively. Certificates of deposit of $250,000 or more amounted to $18,327,000 and $20,641,000 as of June 30, 2010 and December 31, 2009.

Including CDARS, approximately 25% of the CDs are scheduled to mature in 2010. Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products. In this current low interest rate environment, customers with maturing CDs prefer to hold their deposits in readily available transaction products such as savings accounts.

In July 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant flow of funds in to and out of the sweep product, their balances tend to be somewhat volatile mimicking the likes of a DDA deposit account. Customer liquidity is the typical cause for variances in repurchase agreements, which for the first six months of 2010 declined $1,945,000 from December 31, 2009.

The components of borrowings as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Overnight borrowings	$-	-	$8,573	17.7
Repurchase agreements	5,802	12.2	7,747	16.0
Demand note, U.S. Treasury	276	0.5	213	0.4
FHLB advances:
Short-term	9,500	20.0	-	-
Long-term	32,000	67.3	32,000	65.9
Total borrowings	$47,578	100.0	$48,533	100.0

Total borrowings have decreased $955,000 or 2%, during the six months ended June 30, 2010.  Growth in deposits has reduced the Company’s frequency for overnight funding needs.  The short-term FHLB advance was to accommodate a short-term, match funded commercial loan with a municipal customer.

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.   On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage.  These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

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

Asset/Liability Management.  One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income.  The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (ALCO), which is comprised of senior management and members of the board of directors.  ALCO meets quarterly to monitor the relationship of interest-sensitive assets to interest- sensitive liabilities.  The process to review interest rate risk is a regular part of managing the Company.  Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect.  In addition, there is an annual process to review the interest rate risk policy with the board of directors which includes limits on the impact to earnings from shifts in interest rates.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  As of June 30, 2010, the Bank maintained a one-year cumulative gap of positive $45.6 million, or 7.87%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2010 (dollars in thousands):

	Three months	Three to	One to	Over
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$79	$-	$-	$36,650	$36,729
Investment securities (1)(2)	11,521	19,089	18,643	26,695	75,948
Loans (2)	129,785	68,368	114,075	108,372	420,600
Fixed and other assets	-	9,270	-	36,723	45,993
Total assets	$141,385	$96,727	$132,718	$208,440	$579,270
Total cumulative assets	$141,385	$238,112	$370,830	$579,270

Non-interest bearing transaction deposits (3)	$-	$7,784	$21,405	$48,647	$77,836
Interest-bearing transaction deposits (3)	80,358	-	67,536	111,047	258,941
Time deposits	16,473	61,320	52,165	14,192	144,150
Repurchase agreements	5,802	-	-	-	5,802
Short-term borrowings	276	9,500	-	-	9,776
Long-term debt	-	11,000	-	21,000	32,000
Other liabilities	-	-	-	2,922	2,922
Total liabilities	$102,909	$89,604	$141,106	$197,808	$531,427
Total cumulative liabilities	$102,909	$192,513	$333,619	$531,427

Interest sensitivity gap	$38,476	$7,123	$(8,388)	$10,632

Cumulative gap	$38,476	$45,599	$37,211	$47,843

Cumulative gap to total assets	6.64%	7.87%	6.42%	8.26%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.
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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at June 30, 2010 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2010 levels:

Earnings at risk:	Rates +200	Rates -200
Percent change in:
Net interest income	1.8%	1.5%
Net income	7.1	4.4

Economic value at risk:
Percent change in:
Economic value of equity	(30.7)	(0.3)
Economic value of equity as a percent of book assets	(2.2)	(0.0)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  As of June 30, 2010, the Company’s risk-based capital ratio was 12.0%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2010, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$20,859	$367	1.8%
+100 basis points	20,501	9	0.0
Flat rate	20,492	-	-
-100 basis points	20,817	325	1.6
-200 basis points	20,803	311	1.5

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  MBS – GSE residential securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments.  Savings, money market and NOW accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time.  This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

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

For the six months ended June 30, 2010, the Company generated approximately $28.4 million of cash.  During the first half of 2010, the Company’s financing activities provided $20.5 million, primarily from $21.9 million of deposit growth.  During the same period, the Company’s operations provided approximately $6.5 million primarily from the sales of mortgages AFS net of originations and from increased net income.  $21.0 million of the proceeds from financing, operations and security pay-offs were used to fund growth in the loan portfolio, purchase new securities and facility improvements.

As of June 30, 2010, the Company maintained $36.7 million in cash and cash equivalents and $75.8 million of investments and loans AFS and also had approximately $128.7 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $23.8 million from the Discount Window of the Federal Reserve Bank and $29.7 million with CDARS.  This combined total of $315.7 million represented 54% of total assets at June 30, 2010.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

Capital

During the six months ended June 30, 2010, total shareholders' equity increased $2,169,000, or 5%.  The increase was generated by: first half net income of $1,275,000; $67,000 in proceeds from employees enrolled in the Company’s Employee Stock Purchase Plan; a $1,382,000 (net of $997,000 in non-credit-related OTTI) after tax improvement in the market value of the AFS securities portfolio; partially offset by $563,000 of dividends paid to shareholders, net of dividends reinvested and optional cash payments received from participants in the Company’s Dividend Reinvestment Plan.

As of June 30, 2010, the Company reported a net unrealized loss of $7,812,000, net of tax, from the securities AFS compared to a net unrealized loss of $9,194,000 as of December 31, 2009.  While the unrealized loss position has improved, the prolonged economic downturn continues to assert uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates on the securities in banks’ investment portfolios.  Management maintains these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, requires an increase in the risk-weighting of securities that are rated below investment grade, thus significantly inflating the total risk-weighted assets.  The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2010, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2010:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	Amount	Ratio		Amount	Ratio			Amount	Ratio
Total capital
(to risk-weighted assets)
Consolidated	$62,117,449	12.0%	≥	$41,542,460	≥	8.0%		N/A		N/A
Bank	$61,734,704	11.9%	≥	$41,537,582	≥	8.0%	≥	$51,921,978	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$55,571,145	10.7%	≥	$20,771,230	≥	4.0%		N/A		N/A
Bank	$55,231,641	10.6%	≥	$20,768,791	≥	4.0%	≥	$31,153,187	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$55,571,145	9.5%	≥	$23,408,532	≥	4.0%		N/A		N/A
Bank	$55,231,641	9.5%	≥	$23,386,064	≥	4.0%	≥	$29,232,579	≥	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Interim President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2010.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which in part, provides smaller companies and debt-only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements.  Without this exemption, these companies would have been required to comply with the internal control audit requirements for fiscal years ended on or after June 15, 2010.  The permanent exemption applies to entities that are commonly referred to as non-accelerated filers and smaller reporting companies, such as the Company.  Generally speaking, a non-accelerated filer and a smaller reporting company have public float, or market capitalization of less than $75.0 million.  The permanent exemption applies only to the Sarbanes-Oxley internal control audit requirements.  Non-accelerated filers and smaller reporting companies are still required to disclose management's assessment of the effectiveness of internal control over financial reporting.

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

FIDELITY D & D BANCORP, INC.

Date: August 10, 2010	/s/ Patrick J. Dempsey
Patrick J. Dempsey,
Interim President and Chief Executive Officer

Date: August 10, 2010	/s/ Salvatore R. DeFrancesco, Jr.
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
*

11 Statement regarding computation of earnings per share.	13

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	42

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	43

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	45

* Incorporated by Reference