Form 10-Q
period 2010-09-30
FIDELITY D & D BANCORP INC
filed 2010-11-09
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2010, the latest practicable date, was 2,162,063 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2010

PART I – Financial Information
Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
Assets:
Cash and due from banks	$10,489,922	$8,173,199
Interest-bearing deposits with financial institutions	37,081,253	154,755
Total cash and cash equivalents	47,571,175	8,327,954
Available-for-sale securities	86,720,420	75,821,292
Held-to-maturity securities (fair value $585,337 in 2010; $765,195 in 2009)	535,261	708,706
Federal Home Loan Bank Stock	4,781,100	4,781,100
Loans and leases, net (allowance for loan losses of $7,484,253 in 2010; $7,573,603 in 2009)	414,185,347	423,124,054
Loans held-for-sale (fair value $1,037,337 in 2010; $1,233,345 in 2009)	1,019,000	1,221,365
Bank premises and equipment, net	14,649,763	15,361,810
Cash surrender value of bank owned life insurance	9,347,707	9,117,156
Accrued interest receivable	2,233,322	2,250,855
Foreclosed assets held-for-sale	1,350,692	887,397
Other assets	14,204,811	14,415,582
Total assets	$596,598,598	$556,017,271
Liabilities:
Deposits:
Interest-bearing	$409,063,486	$388,103,880
Non-interest-bearing	81,819,441	70,890,578
Total deposits	490,882,927	458,994,458
Accrued interest payable and other liabilities	3,235,939	2,815,159
Short-term borrowings	21,804,259	16,533,107
Long-term debt	32,000,000	32,000,000
Total liabilities	547,923,125	510,342,724
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,163,618 in 2010; and 2,105,860 in 2009)	20,793,445	19,982,677
Retained earnings	34,919,228	34,886,265
Accumulated other comprehensive loss	(7,037,200)	(9,194,395)

Total shareholders' equity	48,675,473	45,674,547
Total liabilities and shareholders' equity	$596,598,598	$556,017,271

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest income:
Loans and leases:
Taxable	$6,056,924	$6,435,487	$18,141,108	$19,353,099
Nontaxable	157,015	110,566	457,166	338,828
Interest-bearing deposits with financial institutions	21,970	89	38,288	537
Investment securities:
U.S. government agency and corporations	401,070	534,629	1,360,080	1,852,457
States and political subdivisions (non-taxable)	261,005	318,299	770,415	787,208
Other securities	55,607	50,994	184,578	393,502
Federal funds sold	109	3,422	13,549	10,781

Total interest income	6,953,700	7,453,486	20,965,184	22,736,412

Interest expense:
Deposits	1,244,438	1,949,402	3,958,215	6,279,307
Securities sold under repurchase agreements	6,464	5,872	76,654	22,427
Other short-term borrowings and other	130	1,446	763	27,991
Long-term debt	429,896	1,075,934	1,280,565	2,420,466

Total interest expense	1,680,928	3,032,654	5,316,197	8,750,191

Net interest income	5,272,772	4,420,832	15,648,987	13,986,221

Provision for loan losses	375,000	3,125,000	1,250,000	3,850,000

Net interest income after provision for loan losses	4,897,772	1,295,832	14,398,987	10,136,221

Other (loss) income:
Service charges on deposit accounts	675,598	676,107	1,964,512	1,956,755
Fees and other service charges	602,570	428,049	1,620,579	1,407,538
Gain (loss) on sale or disposal of:
Loans	211,019	139,451	439,735	957,777
Premises and equipment	(7,359)	(34,617)	(23,530)	(41,241)
Foreclosed assets held-for-sale	36,135	7,780	57,550	33,667
Write-down of foreclosed assets held-for-sale	(39,700)	(77,560)	(39,700)	(77,560)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(2,166,122)	(6,468,236)	(4,431,359)	(6,794,331)
Non-credit related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	417,448	4,036,470	1,927,763	4,036,470
Net impairment losses on investment securities recognized in earnings	(1,748,674)	(2,431,766)	(2,503,596)	(2,757,861)
Total other (loss) income	(270,411)	(1,292,556)	1,515,550	1,479,075

Other expenses:
Salaries and employee benefits	2,167,403	2,502,818	7,169,335	7,495,167
Premises and equipment	808,204	874,028	2,549,466	2,685,343
Advertising	110,292	117,897	418,095	396,290
Other	1,231,712	1,614,552	3,979,319	3,933,271

Total other expenses	4,317,611	5,109,295	14,116,215	14,510,071

Income (loss) before income taxes	309,750	(5,106,019)	1,798,322	(2,894,775)

(Credit) provision for income taxes	(45,193)	(1,895,339)	168,527	(1,421,306)

Net income (loss)	$354,943	$(3,210,680)	$1,629,795	$(1,473,469)

Per share data:
Net income (loss) - basic	$(0.44)	$(1.55)	$0.16	$(0.71)
Net income (loss) - diluted	$(0.44)	$(1.55)	$0.16	$(0.71)
Dividends	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2010 and 2009
(Unaudited)

						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	loss	Total
Balance, December 31, 2008	2,075,182	$19,410,306	(12,255)	$(351,665)	$38,126,250	$(8,224,240)	$48,960,651
Cumulative effect of change in accounting principle					350,720	(350,720)	-
Total comprehensive income:
Net loss					(1,473,469)		(1,473,469)
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $2,499,696						4,852,351	4,852,351
Non-credit related impairment losses on investment securities not expected to be sold, net of tax adjustments of $1,372,400						(2,664,070)	(2,664,070)
Change in cash flow hedge intrinsic value						(560,956)	(560,956)
Comprehensive income							153,856
Issuance of common stock through Employee Stock
Purchase Plan	1,701	40,569					40,569
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Issuance of common stock through Dividend
Reinvestment Plan	16,430	320,269	14,755	408,170	(112,329)		616,110
Stock-based compensation expense		4,508					4,508
Cash dividends declared					(1,554,842)		(1,554,842)

Balance, September 30, 2009	2,093,313	$19,775,652	-	$-	$35,336,330	$(6,947,635)	$48,164,347

Balance, December 31, 2009	2,105,860	$19,982,677	-	$-	$34,886,265	$(9,194,395)	$45,674,547
Total comprehensive income:
Net income					1,629,795		1,629,795
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $1,766,721						3,429,518	3,429,518
Non-credit related impairment losses on investment securities not expected to be sold, net of tax adjustments of $655,440						(1,272,323)	(1,272,323)
Comprehensive income							3,786,990
Issuance of common stock through Employee Stock
Purchase Plan	4,754	67,367					67,367
Issuance of common stock through Dividend
Reinvestment Plan	53,004	735,916					735,916
Stock-based compensation expense		7,485					7,485
Cash dividends declared					(1,596,832)		(1,596,832)

Balance, September 30, 2010	2,163,618	$20,793,445	-	$-	$34,919,228	$(7,037,200)	$48,675,473

See notes to unaudited consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,629,795	$(1,473,469)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, amortization and accretion	1,484,101	1,130,120
Provision for loan losses	1,250,000	3,850,000
Deferred income tax benefit	(703,673)	(1,211,999)
Stock-based compensation expense	7,485	4,508
Loss from investment in limited partnership	-	40,961
Proceeds from sale of loans held-for-sale	37,806,323	90,195,545
Originations of loans held-for-sale	(33,780,457)	(79,702,670)
Write-down of foreclosed assets held-for-sale	39,700	77,560
Increase in cash surrender value of life insurance	(230,551)	(230,777)
Net gain from sales of loans	(439,735)	(957,777)
Net gain from sales of foreclosed assets held-for-sale	(57,550)	(33,667)
Loss from disposal of equipment	23,530	41,241
Other-than-temporary impairment on securities	2,503,596	2,757,861
Change in:
Accrued interest receivable	(74,406)	(285,893)
Other assets	(67,783)	(1,262,594)
Accrued interest payable and other liabilities	457,725	22,564

Net cash provided by operating activities	9,848,100	12,961,514

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	173,443	169,017
Available-for-sale securities:
Proceeds from maturities, calls and principal pay-downs	29,266,139	30,396,495
Purchases	(39,288,074)	(28,383,313)
Net decrease (increase) in loans and leases	2,930,070	(85,653)
Acquisition of bank premises and equipment	(623,134)	(808,304)
Proceeds from sale of foreclosed assets held-for-sale	570,605	510,554

Net cash (used in) provided by investing activities	(6,970,951)	1,798,796

Cash flows from financing activities:
Net increase in deposits	31,888,469	43,946,639
Net increase (decrease) in short-term borrowings	5,271,152	(32,891,247)
Repayments of long-term debt	-	(20,000,000)
Purchase of treasury stock	-	(56,505)
Proceeds from Employee Stock Purchase Plan participants	67,367	40,569
Dividends paid, net of dividends reinvested	(1,067,807)	(938,732)
Proceeds from Dividend Reinvestment Plan participants	206,891	-

Net cash provided by (used in) financing activities	36,366,072	(9,899,276)

Net increase in cash and cash equivalents	39,243,221	4,861,034

Cash and cash equivalents, beginning	8,327,954	12,771,147

Cash and cash equivalents, ending	$47,571,175	$17,632,181

See notes to unaudited consolidated financial statements

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

Principles of consolidation

The accompanying unaudited consolidated financial statements of the Company and the Bank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to this Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

In the opinion of management, the consolidated balance sheets as of September 30, 2010 and December 31, 2009 and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2010 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan and lease portfolio to loans HFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of loans HFS, see the section entitled “Loans held-for-sale,” contained within management’s discussion and analysis.

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the nine months ended September 30, 2010 and 2009, the Company paid interest of $5,365,000 and $9,140,000, respectively.  The Company paid income taxes during the first nine months of 2010 of $575,000, and $675,000 for the nine months ended September 30, 2009.  Transfers from loans to foreclosed assets held-for-sale amounted to $1,053,000 and $470,000 during the first nine months of 2010 and 2009, respectively.  Transfers from loans to loans HFS amounted to $3,706,000 and $11,140,000 during the nine months ended 2010 and 2009, respectively.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

3. Investment securities

The amortized cost and fair value of investment securities at September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	September 30, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$535	$50	$-	$585

Available-for-sale securities:
Agency - GSE	$17,311	$193	$81	$17,423
Obligations of states and
political subdivisions	23,248	1,167	-	24,415
Corporate bonds:
Pooled trust preferred securities	16,360	-	12,634	3,726
MBS - GSE residential	40,142	680	105	40,717

Total debt securities	97,061	2,040	12,820	86,281

Equity securities - financial services	322	117	-	439

Total available-for-sale securities	$97,383	$2,157	$12,820	$86,720

	December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$709	$56	$-	$765

Available-for-sale securities:
Agency - GSE	$34,205	$4	$1,077	$33,132
Obligations of states and
political subdivisions	23,013	394	137	23,270
Corporate bonds:
Pooled trust preferred securities	18,794	-	13,552	5,242
MBS - GSE residential	13,418	401	71	13,748

Total debt securities	89,430	799	14,837	75,392

Equity securities - financial services	322	121	14	429

Total available-for-sale securities	$89,752	$920	$14,851	$75,821

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity are summarized below (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$535	$585

Available-for-sale securities:
Debt securities:
Due in one year or less	$6,239	$6,156
Due after one year through five years	1,000	1,001
Due after five years through ten years	4,151	4,228
Due after ten years	45,529	34,179
Total debt securities	56,919	45,564

MBS - GSE residential	40,142	40,717

Total available-for-sale debt securities	$97,061	$86,281

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$-	$-	$6,006	$81	$6,006	$81
Corporate bonds:
Pooled trust preferred securities	-	-	3,726	12,634	3,726	12,634
MBS - GSE residential	19,884	105	-	-	19,884	105
Total temporarily impaired securities	$19,884	$105	$9,732	$12,715	$29,616	$12,820
Number of securities	9		14		23

	December 31, 2009
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$21,090	$291	$5,038	$786	$26,128	$1,077
Obligations of states and
political subdivisions	3,534	115	2,600	22	6,134	137
Corporate bonds:
Pooled trust preferred securities	-	-	5,242	13,552	5,242	13,552
MBS - GSE residential	5,055	71	-	-	5,055	71
Total debt securities	29,679	477	12,880	14,360	42,559	14,837
Equity securities - financial services	114	10	46	4	160	14
Total temporarily impaired securities	$29,793	$487	$12,926	$14,364	$42,719	$14,851
Number of securities	23		17		40

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

For all security types discussed below, at September 30, 2010 the Company applied the criteria provided in the recognition and presentation of OTTI guidance.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

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

In all of the above security types, the decline in fair value is attributable to changes in interest rates and not credit quality.  Consequently, no OTTI is considered necessary for these securities at September 30, 2010.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in 2010, credit-related OTTI be recorded on six holdings of these securities all of which are in the AFS securities portfolio.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Pooled trust preferred securities:
PreTSL V, Mezzanine	$122	$-	$122	$-
PreTSL VII, Mezzanine	-	325	86	651
PreTSL IX, B1, B3	-	690	-	690
PreTSL XI, B3	-	-	60	-
PreTSL XV, B1	285	154	285	154
PreTSL XVI, C	681	756	1,290	756
PreTSL XVII, C	661	-	661	-
PreTSL XXV, C1	-	507	-	507
Total	$1,749	$2,432	$2,504	$2,758

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Inception to
	September 30, 2010
	HTM	AFS	Total
Balance of credit-related OTTI - December 31, 2009	$-	$(3,198)	$(3,198)
Additions for credit-related OTTI
not previously recognized	-	(843)	(843)
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	(1,661)	(1,661)
Ending balance of credit-related OTTI	$-	$(5,702)	$(5,702)

To determine the ending balance of credit-related OTTI, the Company uses discounted present value cash flow analysis and compares the results with the bond’s face value.  The analysis considered the following assumptions: the discount rate which equated to the discount margin for each tranche (credit spread) at the time of purchase which was then added to the appropriate three-month Libor forward rate obtained from the forward Libor curve; historical average default rates obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991 increased by a factor of three and rolled forward to project a rate of default of approximately one-third; the default rate was reduced by the actual deferrals/defaults experienced in all preferred term securities from 2008 through 2009; the remaining estimated default rate was then stratified with higher default rates occurring in the beginning of 2010 regressing to normal in 2011, with an estimated 15% recovery by way of a two year lag; and no prepayments of principal.

Two of the Company’s initial mezzanine holdings (PreTSLs IV and V) are now senior tranches and the remaining holdings are mezzanine tranches.  As of September 30, 2010, none of the pooled trust preferred securities were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.9% of the total principal amount of the respective securities and no more than 5% of any pooled trust preferred security consisted of a security issued by any one bank and 4% for insurance companies.  As of September 30, 2010, management estimates the subordination in the Company’s tranches ranging from 0% to 19.2% of the current performing collateral.  During the nine months of 2010, PreTSL IX with a book value of $2.8 million and corresponding fair value of $1.1 million, and PreTSL XVII with a book value of $353,000 and no corresponding fair value were placed on non-accrual status.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated (dollars in thousands):

		September 30, 2010		December 31, 2009
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
PreTSL VII	Mezzanine	$332	$154	$432	$219
PreTSL IX	B-1,B-3	2,765	1,119	-	-
PreTSL XV	B-1	1,075	125	1,359	297
PreTSL XVI	C	-	-	1,290	65
PreTSL XVII	C	353	-	-	-
PreTSL XXV	C-1	507	-	507	2
		$5,032	$1,398	$3,588	$583

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”.  On a quarterly basis, each of the other issues will be evaluated for the presence of these two conditions and placed on non-accrual status if necessary.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of September 30, 2010 (dollars in thousands):

Deal	Class	Book value	Fair value	Unrealized loss	Moody's / Fitch ratings	Current number of banks / insurance companies	Actual Actual deferrals and defaults	Actual deferrals and defaults as a % of current collateral	Excess subordination	Excess subordination* as a % of current performing collateral	Effective subordination** as a % of current performing collateral
PreTSL IV	Mezzanine	$610	$421	$(189)	Ca / CCC	6 / -	18,000	27.1	9,889	19.2	35.0
PreTSL V	Mezzanine	151	151	-	Ba3 / D	3 / -	28,950	100.0	None	N/A	N/A
PreTSL VII	Mezzanine	332	154	(178)	Ca / C	19 / -	160,000	70.5	None	N/A	N/A
PreTSL IX	B-1,B-3	2,766	1,118	(1,648)	Ca / C	49 / -	131,510	29.2	None	N/A	N/A
PreTSL XI	B-3	2,341	769	(1,572)	Ca / C	65 / -	142,780	23.7	None	N/A	6.9
PreTSL XV	B-1	1,075	125	(950)	Ca / C	63 / 9	209,450	35.0	None	N/A	N/A
PreTSL XVI	C	-	-	-	Ca / C	49 / 7	251,190	43.6	None	N/A	N/A
PreTSL XVII	C	353	-	(353)	Ca / C	51 / 6	187,670	39.6	None	N/A	N/A
PreTSL XVIII	C	1,017	64	(953)	Ca / C	66 / 14	158,140	23.4	None	N/A	4.8
PreTSL XIX	C	2,566	180	(2,386)	C / C	60 / 14	172,400	24.6	None	N/A	5.1
PreTSL XXIV	B-1	2,245	194	(2,051)	Caa3 / CC	80 / 13	374,800	35.7	None	N/A	10.0
PreTSL XXV	C-1	507	-	(507)	C / C	64 / 9	285,600	32.6	None	N/A	0.3
PreTSL XXVII	B	2,397	550	(1,847)	Ca / CC	42 / 7	95,800	29.4	None	N/A	19.9
		$16,360	$3,726	$(12,634)

*	Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.

**
Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default at the next payment in order to trigger a loss of principal or interest.  This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of financial condition at September 30, 2010 and December 31, 2009” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; below.

4.  Earnings (loss) per share

Basic earnings (loss) per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potential dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options.  Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise, are assumed to be used to purchase treasury stock.  There were no potentially dilutive shares outstanding in either period because the average share market price of the Company’s common stock during the nine months ended September 30, 2010 and 2009 was below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see Note 5, “Stock plans,” below.

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic EPS:
Net income (loss) available to common shareholders	$354,943	$(3,210,680)	$1,629,795	$(1,473,469)
Weighted-average common shares outstanding	2,151,880	2,085,089	2,132,974	2,075,181
Basic EPS	$0.16	$(1.55)	$0.76	$(0.71)

Diluted EPS:
Net income (loss) available to common shareholders	$354,943	$(3,210,680)	$1,629,795	$(1,473,469)
Weighted-average common shares outstanding	2,151,880	2,085,089	2,132,974	2,075,181
Potentially dilutive common shares	-	-	-	-
Weighted-average common shares and dilutive potential shares	2,151,880	2,085,089	2,132,974	2,075,181
Diluted EPS	$0.16	$(1.55)	$0.76	$(0.71)

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the nine months ended September 30, 2010 and 2009.  As of September 30, 2010, there were 21,050 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the nine months ended September 30, 2010 and 2009.  As of September 30, 2010, there were 6,810 unexercised stock options outstanding under this plan.

Since no awards were vested in either of the stock option plans during the nine months ended September 30, 2010 and 2009, there was no stock-based compensation expense recognized related to either of the stock option plans.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance.  The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date.  As of September 30, 2010, 17,025 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the nine months ended September 30, 2010 and 2009, compensation expense related to the ESPP approximated $7,000 and $5,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		Fair value measurements at September 30, 2010:
Assets:	Total carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
Agency - GSE	$17,423	$-	$17,423	$-
Obligations of states and
political subdivisions	24,415	-	24,415	-
Corporate bonds:
Pooled trust preferred securities	3,726	-	-	3,726
MBS - GSE residential	40,717	-	40,717	-
Equity securities - financial services	439	439	-	-
Total available-for-sale securities	$86,720	$439	$82,555	$3,726

		Fair value measurements at December 31, 2009:
Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
Agency - GSE	$33,132	$-	$33,132	$-
Obligations of states and
political subdivisions	23,270	-	23,270	-
Corporate bonds:
Pooled trust preferred securities	5,242	-	-	5,242
MBS - GSE residential	13,748	-	13,748	-
Equity securities - financial services	429	429	-	-
Total available-for-sale securities	$75,821	$429	$70,150	$5,242

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the nine months ended September 30, 2010, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are classified as Level 3 inputs.  For a discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of Financial Condition at September 30, 2010 and December 31, 2009” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the nine months ended September 30, 2010	As of and for the nine months ended September 30, 2009
Assets:
Balance at beginning of period	$5,242	$10,260
Realized / unrealized (losses) gains:
in earnings	(2,504)	(2,758)
in comprehensive income (loss)	988	(306)
Purchases, sales, issuances and settlements,
amortization and accretion, net	-	643
Balance at end of period	$3,726	$7,839

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		Fair value measurements at September 30, 2010 using:
Assets:	Total carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$4,141	$-	$4,039	$102

		Fair value measurements at December 31, 2009 using:
Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$4,842	$15	$4,447	$380

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; for Level 2, observable inputs, employed by certified appraisers for similar assets are utilized if the loan is collateral dependent and then discounted based upon the type and/or age of the appraisal, the costs to sell and maintain the underlying collateral.  If the loan is not considered to be collateral dependent, any impairment may be determined based upon the present value of the reported cash flows discounted at the loan’s effective interest rate.  In cases where valuation techniques included inputs that are unobservable, the valuations are based on commonly used and generally accepted industry liquidation advance rates or estimates and assumptions developed by management, with significant adjustments applied to the best information available under each circumstance.  These asset valuations are classified as Level 3 inputs.  A net reduction or transfer out of the impaired loans with Level 2 inputs occurred during the nine month period ended September 30, 2010 based upon payments received.   There were no significant transfers during the quarter in the Level 1 and Level 3 impaired loans.

A summary of the carrying amounts and estimated fair values of certain financial instruments follows as of the periods indicated (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$47,571	$47,571	$8,328	$8,328
Held-to-maturity securities	535	585	709	765
Available-for-sale securities	86,720	86,720	75,821	75,821
FHLB stock	4,781	4,781	4,781	4,781
Loans and leases	414,185	412,054	423,124	420,908
Loans held-for-sale	1,019	1,037	1,221	1,233
Accrued interest	2,233	2,233	2,251	2,251

Financial liabilities:
Deposit liabilities	490,883	491,438	458,994	453,264
Short-term borrowings	21,804	21,804	16,533	16,533
Long-term debt	32,000	35,774	32,000	35,017
Accrued interest	616	616	665	665

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

Securities:  Except for corporate bonds consisting of preferred term securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The fair values of pooled trust preferred securities is determined based on a present value technique (income valuation) as described under the caption “Investment securities” of the comparison of financial condition at September 30, 2010 and December 31, 2009, below.

FHLB stock, or restricted regulatory equity, is carried at cost, which approximates fair value.

Loans and leases:  The fair value of all loans is estimated by the net present value of the future expected cash flows discounted at current market rates.

Loans held-for-sale (HFS):  For loans HFS, the fair value is estimated using rates currently offered for similar loans and are obtained from the FNMA or the FHLB.

Certificates of deposit:  The fair values of certificate of deposit accounts are based on discounted cash flows using rates which approximate market rates of deposits with similar maturities.

Long-term debt:  The fair value is estimated using market rates currently offered for similar borrowings.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2010 compared to December 31, 2009 and a comparison of the results of operations for the three- and nine-months ended September 30, 2010 and 2009. Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2009 Annual Report filed on Form 10-K.

Forward-looking statements

Certain of the matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, in particular the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•
the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•
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

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	volatilities in the securities markets;

•	deteriorating economic conditions;

•	acts of war or terrorism; and

•	disruption of credit and equity markets.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses, provision for loan losses and provision for income taxes.  Non-interest income consists of service charges on the Bank’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance (BOLI), net gains or losses from sales of loans, securities and foreclosed assets held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges on investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, professional fees, insurance and other operating overhead.

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

Comparison of the results of operations
Three and nine months ended September 30, 2010 and 2009

Overview

Net income for the third quarter of 2010 was $355,000, or $0.16 per diluted share, compared to a net loss of $3,211,000, or $1.55, recorded in the same quarter of 2009.  For the nine months ended September 30, 2010, net income was $1,630,000, or $0.76 per diluted share, compared to a net loss $1,473,000, or $0.71, recorded for the nine months ended September 30, 2009.  The improvement in net earnings in the quarter and year-to-date comparisons was due to: a decline in non-cash, other-than-temporary impairment (OTTI) charges related to the Company’s investment portfolio, lower provisions for loan losses, higher levels of net interest income, more collected fees and service charges and lower operating expenses.  In addition, gains from mortgage banking services improved by $72,000 in the quarter-to-quarter comparison and declined $518,000 in the year-to-date comparative periods.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.24% and 2.87%, respectively, for the three months ended September 30, 2010 compared to -2.25% and -25.75%, respectively, for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, ROA and ROE were 0.37% and 4.58%, respectively, compared to -0.35% and -4.07% for the same period in 2009.  The improvements in both ROA and ROE are attributable to net earnings recorded in both the current quarter and year.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $852,000, or 19%, to $5,273,000 in the third quarter of 2010, from $4,421,000 recorded in the same quarter of 2009.  The improvement was principally from lower interest expense of $1,352,000 due to a 126 basis point reduction in rates paid on interest-bearing liabilities, where a 76 basis point reduction in deposit rates more than offset the effect of a $14,636,000 increase in average balances.  Conversely, though average interest-earning assets increased $16,200,000, interest income was negatively impacted by a 52 basis point decline in yields earned resulting in a net decline in interest income of $500,000 in the third quarter of 2010 compared to the third quarter of 2009.

During the third quarter of 2010, the Company’s tax-equivalent margin and spread were 3.93% and 3.68%, compared to 3.43% and 2.95%, respectively, during the third quarter of 2009.  The improvement in spread was caused by a greater reduction in rates paid on interest-bearing liabilities than the lower yields earned on interest-earning assets.  The improvement in margin was from higher net interest income.

For the nine months ended September 30, 2010, net interest income improved 12%, or $1,663,000, compared to the nine months ended September 30, 2009.  Similar to the third quarter comparison, the improvement was principally from lower interest expense of $3,434,000 due to a 108 basis point reduction in rates paid on interest-bearing liabilities including an 87 basis point reduction in rates paid on deposits.  The decrease in interest income of $1,771,000 was from lower yields on earning assets.

The Company’s tax-equivalent margin and spread improved to 3.92% and 3.66%, respectively, for the nine months ended September 30, 2010 from 3.62% and 3.17% during the same period of 2009.  The improvements stem from deposit rates declining more rapidly than yields from earning assets resulting in higher net interest income.

The low interest rate environment has dominated the economy for several quarters and the probability of a near-term change is unlikely.  As the Company continues to operate in this environment, earning assets will continue to re-price to lower levels causing additional downward pressure on yields.  However, the Company’s Asset Liability Management (ALM) team will, if and when deemed necessary, adjust interest rates on deposits and repurchase agreements in order to maintain acceptable interest rate margins.  At this time, the Company’s deposit offering rates are at historical low levels and whether the Company can grow and retain its deposit base will largely depend on customers’ desire to maintain relatively low-earning deposits.  Nonetheless, the Company’s ALM team will continue to proactively address interest rate issues in this difficult financial environment and is poised to create and offer products that are fair for its customers yet equitable for the Company.

The table that follows sets forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	September 30, 2010			September 30, 2009
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$424,053	$6,295	5.89%	$431,024	$6,603	6.08%
Investments	94,448	845	3.55	99,922	1,065	4.23
Federal funds sold	169	-	0.26	5,335	3	0.25
Interest-bearing deposits	34,424	22	0.25	622	-	0.06
Total interest-earning assets	553,094	7,162	5.14	536,903	7,671	5.67
Non-interest-earning assets	32,848			29,089
Total assets	$585,942			$565,992

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$259,678	$407	0.63%	$228,308	$579	1.01%
Certificates of deposit	146,952	838	2.29	163,683	1,370	3.32
Borrowed funds	42,274	430	4.04	42,746	1,077	10.00
Repurchase agreements	8,685	6	0.30	7,266	6	0.32
Total interest-bearing liabilities	457,589	1,681	1.46	442,003	3,032	2.72
Non-interest-bearing deposits	75,831			70,412
Other non-interest-bearing liabilities	3,509			4,102
Shareholders' equity	49,013			49,475
Total liabilities and shareholders' equity	$585,942			$565,992
Net interest income / interest rate spread		$5,481	3.68%		$4,639	2.95%
Net interest margin			3.93%			3.43%

	Nine months ended:
	September 30, 2010			September 30, 2009
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$431,108	$18,834	5.84%	$432,607	$19,866	6.14%
Investments	95,686	2,693	3.76	98,971	3,436	4.64
Federal funds sold	7,708	14	0.24	5,872	11	0.25
Interest-bearing deposits	20,181	38	0.25	722	-	0.10
Total interest-earning assets	554,683	21,579	5.20	538,172	23,313	5.79
Non-interest-earning assets	31,892			29,048
Total assets	$586,575			$567,220

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$260,211	$1,386	1.07%	$217,674	$1,698	1.04%
Certificates of deposit	145,586	2,572	3.56	169,808	4,581	3.61
Borrowed funds	42,111	1,281	4.07	49,138	2,448	6.66
Repurchase agreements	12,634	77	0.81	9,144	22	0.33
Total interest-bearing liabilities	460,542	5,316	1.54	445,764	8,749	2.62
Non-interest-bearing deposits	74,917			69,143
Other non-interest-bearing liabilities	3,502			3,950
Shareholders' equity	47,614			48,363
Total liabilities and shareholders' equity	$586,575			$567,220
Net interest income / interest rate spread		$16,263	3.66%		$14,564	3.17%
Net interest margin			3.92%			3.62%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

The provision for loan losses was $375,000 for the three months ending September 30, 2010 and was $3,125,000 for the three month period ending September 30, 2009.  Total provisions for the nine months ended September 30, 2010 were $1,250,000 and $3,850,000 for the same nine months of 2009.  The $375,000 provision for the current quarter was recorded to provide increased allocations for commercial loans, residential mortgages and consumer loans resulting from the continued locally weakened economic conditions and to reserve for a decline in real estate values.  For a further discussion on non-performing loans, see “Non-performing assets” under the caption “Comparison of financial condition at September 30, 2010 and December 31, 2009”, below.

The allowance for loan losses was $7,484,000 at September 30, 2010 compared to $7,574,000 at December 31, 2009.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at September 30, 2010 and December 31, 2009” below.

Other income (loss)

In the third quarter of 2010, other (non-interest) income/loss improved $1,022,000, or 79%, from a net loss of 1,292,000 recorded in the third quarter of 2009 to a net loss of $270,000 recorded in the third quarter of 2010.  The improvement was primarily from $683,000 lower non-cash OTTI charges recorded in the current year quarter.  The OTTI is related to credit impairment in the Company’s investments in pooled trust preferred securities that is discussed more fully in Note 3, “Investment securities”.  Non-interest income was bolstered by a $175,000, or 41%, increase in fees and other service charges emanating mostly from lending activities.  In addition, the prolonged low interest rate environment has again spiked mortgage loan origination and refinancing activities.  As such, mortgage banking services recognized $72,000 in additional gains in the current year third quarter compared to the third quarter of 2009.

For the nine months ended September 30, 2010, other income improved $36,000 compared to the nine months ended September 30, 2009.  In the current year, the Company recognized OTTI credit-related charges of $2,504,000 compared to $2,758,000 in 2009, an improvement of approximately $254,000.  In addition, other fees and service charges improved $213,000 on the strength of lending and trust services activities.  Partially offsetting these positive factors for the nine months ended September 30, 2010, the Company recorded $440,000 in gains from mortgage banking services compared to $958,000 recognized during the first nine months of 2009, or a decline of $518,000.  The 2009 gain included sales of $10,838,000 of loans transferred from the loan and lease portfolio to loans HFS and simultaneously sold.

Other operating expenses

For the quarter ended September 30, 2010, other (non-interest) expenses declined $792,000, or 15%, compared to the quarter ended September 30, 2009.  Salary and employee benefits decreased $335,000, or 13%, due to employee downsizing in conjunction with the planned reorganization of the Company during the latter part of 2009 and first quarter of 2010.  The number of full-time equivalent employees (FTE) amounted to 159 at September 30, 2010 compared to 185 at September 30, 2009.  The $66,000, or 8%, savings in premises and equipment is principally from lower rental expense.  The Company recently entered into a new lease agreement with a new owner-landlord of the Company’s Eynon branch.  As a result, the company was required to reverse previously accrued and unpaid future rental obligations expensed in accordance with current accounting guidance.  In conjunction with the new ownership, the previous lease agreement with the previous owner-landlord terminated.  The other category of other operating expense declined $383,000, or 24%.  Professional services declined $226,000, or 32%, due in part to the one-time $162,000 consulting agreement expense paid to the Company’s former chief executive officer in the third quarter of 2009 and to a lesser degree, the permanent exemption of smaller reporting companies from the Sarbanes-Oxley internal control audit requirement as a result of the signing into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This enactment eliminated the need to accrue expenses for this effort.  Finally, in the 2010 third quarter, credit-collection related costs were approximately half of the amount recognized in the third quarter of 2009 due to the recovery of some previously recognized expenses incurred on larger problem credits.

For the nine months ended September 30, 2010, non-interest related expenses decreased $394,000, or 3%, from $14,510,000 recorded in 2009 compared to $14,116,000 in 2010.  Salary and employee benefits decreased $326,000, or 4%, despite approximately $400,000 of one-time severance and voluntary termination payouts from the previously mentioned planned, structured reorganization of the Company.  Savings in property insurance, facility maintenance and the aforementioned termination of the old and simultaneous signing of the new branch lease agreement helped reduce premises and equipment expenses by $136,000, or 5%.  Advertising expenses increased $22,000, or 6%, due to costs for the development of a new Company website, the implementation of a Company branding campaign and the expenses associated with customer notification of federal regulatory changes.  The other category of non-interest expenses increased by $46,000, or 1% in 2010, compared to 2009, due to a sundry of offsetting components consisting of: higher collection expense caused by higher levels of non-performing loans; less deferral of mortgage-related origination costs on less origination activity; the establishment of a loss contingency reserve associated with potential off-balance sheet loan commitment losses and an increase in promotion related expenses for sales campaigns designed to bolster services for deposit customers.  Partially offsetting these items were lower: professional services from the non-recurrence of the consulting payments, ORE costs, travel related expenses and sold loan charges on lower origination and sales volumes.

(Credit) provision for income taxes

For the nine months ended September 30, 2010 and 2009 the Company recorded a provision for income taxes of $169,000 and an income tax benefit of $1,421,000, respectively.  This is a result of the Company incurring pre-tax losses during the first nine months of 2009 as compared to generating pre-tax income for the first nine months of 2010.  Though the Company generated pre-tax income during the third quarter of 2010, the tax benefit was caused by a higher level net non-taxable permanent differences recognized during the same period.

Comparison of financial condition at
September 30, 2010 and December 31, 2009

Overview

Consolidated assets increased $40,581,000 to $596,598,000 or 7%, as of September 30, 2010 from $556,017,000 at December 31, 2009.  The increase was primarily from $31,888,000 growth in deposits, an increase in short-term borrowings of $5,271,000 and a $3,001,000 increase in shareholders’ equity.

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

As of September 30, 2010, the carrying value of investment securities amounted to $87,255,000, or 15% of total assets, compared to $76,530,000, or 14% of total assets, at December 31, 2009.  At September 30, 2010, approximately 47% of the carrying value of the investment portfolio was comprised of mortgage-backed securities that amortize and provide monthly cash flow.

As of September 30, 2010, investment securities were comprised of HTM and AFS securities with carrying values of $535,000 and $86,720,000, respectively.  The AFS debt securities were recorded with a net unrealized loss in the amount of $10,780,000 and equity securities were recorded with an unrealized net gain of $117,000.  During the nine months ended September 30, 2010, the carrying value of total investments increased $10,725,000.  The increase includes $3,268,000 in net market value appreciation in the AFS portfolio.  The Company used cash flow generated from mortgage-backed securities, bond calls and pay downs as well as excess cash reserves to diversify the securities portfolio weighted heavier in mortgage-backed securities with relatively short durations and which provide a regular source of cash flow.

A comparison of investment securities at September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Agency - GSE	$17,423	20.0	$33,132	43.3
MBS - GSE residential	41,252	47.3	14,457	18.9
State & municipal subdivisions	24,415	28.0	23,270	30.4
Pooled trust preferred securities	3,726	4.2	5,242	6.8
Equity securities - financial services	439	0.5	429	0.6
Total investments	$87,255	100.0	$76,530	100.0

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  The inputs provided are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent to sell the security, whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, receipts of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

Under these circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The uncertainty in the financial markets continues to promote volatility in fair value estimates for the securities in the Company’s investment portfolio.  Fair values of the Company’s AFS investment securities have improved since year-end 2009, but remain well below their amortized cost - $10.7 million, or 11% as of September 30, 2010 and $13.9 million, or 16% as of December 31, 2009.  Management believes fair values and their changes are due mainly to a combination of the interest rate environment, instability in the capital markets, limited trading activity and illiquid conditions in certain financial markets, not deterioration in the creditworthiness of the issuers.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.  The most significant component of the $10.7 million net unrealized loss in the AFS securities portfolio, as of September 30, 2010, was $12.6 million from the Company’s investments in corporate bonds consisting of collateralized debt obligation (CDO) securities that are backed by pooled trust preferred securities issued by banks, thrifts and insurance companies.

Management has been unable to obtain readily attainable and realistic pricing from market traders for the pooled trust preferred securities portfolio because there continues to be a lack of active market participants who deal in these securities.

As of September 30, 2010, the Company owned 13 tranches of pooled trust preferred securities (PreTSLs).  Management has determined the market for these securities and other issues of PreTSLs at September 30, 2010 is inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has made the following observations and has determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at September 30, 2010,

•
An income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than the market approach valuation technique, and

•
The PreTSL securities are classified within “Level 3” in the fair value hierarchy (as defined in current accounting guidance and explained in Note 6, “Fair Value Measurements” of the consolidated financial statements) because significant adjustments are required to determine fair value at the measurement date.  The valuations of the Company’s PreTSLs were prepared by an independent third party and corroborated by management.  The approach to determine fair value involved the following:

•	Data about the issue structure as defined in the indenture and the underlying collateral were collected,

•	The credit quality of the collateral is estimated using issuer-specific probability of default values,

•
The default probabilities also considered the potential for 50% correlation among issuers within the same industry (e.g. banks with other banks) and 30% correlation between industries (e.g. banks vs. insurance),

•
The loss given default, or amount of cash lost to the investor when a debt asset defaults, was assumed to be 100% (no recovery).  This replicates the historically high default loss levels on trust preferred instruments,

•
The cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities.  This ascertains which investors are paid and which investors incur losses.  Thus, these cash flow projections capture the credit risk,

•
The expected cash flows utilize no prepayments and were discounted utilizing three-month LIBOR as the risk-free rate for the base case and then added a 300bp liquidity premium as the discount rate to calculate the present value of the security,

•
The effective discount rates on an overall basis range from 8.9% to 76.4% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche within the capital structure of the security and the prepayment assumptions, and

•	The calculations were modeled in several thousand scenarios using a Monte Carlo engine to establish a distribution of intrinsic values and the average was used for valuation purposes.

Based on the technique described, the Company determined that as of September 30, 2010, the fair value of eight PreTSL securities: V, VII, IX, XI, XV, XVI, XVII and XXV had declined $7,710,000 in total below their amortized cost basis and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost basis, the securities are deemed to have experienced credit-related other-than-temporary impairment in the amount of $2,504,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the nine months ended September 30, 2010.  This compares to $2,758,000 of credit-related impairment charges recorded during the nine months ended September 30, 2009.  The Company closely monitors the pooled trust preferred securities market and performs collateral sufficiency and cash flow analyses on a quarterly basis.  Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding other-than-temporary impairment charges to current earnings.

Federal Home Loan Bank Stock

In order to gain access to the low-cost products and services offered by the FHLB, investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  Excess stock is typically repurchased from the Company at par if the level of borrowings declines to a predetermined level.  In addition, the Company normally earns a return or dividend on the amount invested.  In order to preserve its capital level, in December 2008 the FHLB announced that it had suspended the payment of dividends and excess capital stock repurchasing and as of September 30, 2010, that position has not changed.  That decision was based on the FHLB’s analysis and consideration of certain negative market trends and the impact those trends will have on their financial condition.  Based on the financial results of the FHLB for the nine months ended September 30, 2010 and for the year-ended December 31, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.  The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

Loans held-for-sale (HFS)

Generally, upon origination, certain residential mortgages are classified as HFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Company would be exposed to prepayment risk and, as rates decrease, interest income could be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans HFS at September 30, 2010 amounted to $1,019,000 with a corresponding fair value of approximately $1,037,000, compared to $1,221,000 and $1,233,000, respectively, at December 31, 2009.  During the nine months ended September 30, 2010, residential mortgage loans with principal balances of $37,690,000 were sold into the secondary market with net gains of approximately $440,000 recognized, compared to $90,045,000 and $958,000, respectively, during the nine months ended September 30, 2009.  Included in the 2009 sales was $10,838,000 of residential mortgage loans transferred from the loan and lease portfolio during the first quarter of 2009.  The Company expects loan originations and the related sales to decline in 2010, though volumes have increased somewhat during the third quarter of 2010.

Loans and leases

The Company originates commercial and industrial (C&I) and commercial real estate (CRE) loans, collectively, commercial loans, residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest rate levels.  As part of the overall strategy to serve the business community in which it operates, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in our marketplace.  The Company’s goals center on building relationships by providing credit and non-credit products and services, continuing to diversify its loan portfolio and utilizing participations to reduce risk in larger credit transactions.  Especially in the current economic climate, the Company, in providing credit to existing and new customers, has implemented policies and procedures to reduce the associated risk.  The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates and exploring programs where we can match our cost of funds.

The majority of the Company’s loan portfolio is collateralized, at least in part, by real estate primarily located in Lackawanna and Luzerne Counties of Pennsylvania.  Commercial lending activities may involve a greater degree of risk than consumer lending because typically they have larger balances and are likely more affected by adverse conditions in the economy.  Because payments on commercial loans depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control.  Such factors may include adverse conditions in the real estate market, the economy, the industry or changes in government regulations.  As such, commercial loans require more ongoing evaluation and monitoring which occurs with the Bank’s credit administration and outsourced loan review functions.

The composition of the loan portfolio at September 30, 2010 and December 31, 2009, is summarized as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Real estate:
Commercial	$173,754	41.1	$186,727	43.3
Residential	65,554	15.6	71,001	16.5
Construction	10,754	2.6	10,125	2.4
Commercial and industrial	84,287	20.0	76,788	17.8
Consumer	87,015	20.6	85,690	19.9
Direct financing leases	305	0.1	367	0.1
Gross loans	421,669	100.0	430,698	100.0
Allowance for loan losses	(7,484)		(7,574)
Net loans	$414,185		$423,124

The $9.0 million net decline in gross loans during the first half of 2010 was predominantly from the payoff of some sizeable CRE credits that the Company aggressively sought for settlement.  The growth in C&I is attributable to a short-term, match funded loan with a municipal customer.  This loan matures during the fourth quarter of 2010.

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;

•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

•	determination of homogenous pools by loan category and eliminating the impaired loans;

•	application of historical loss percentages (two-/three-year average) to pools to determine the allowance allocation;

•	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, and /or current economic conditions.

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

Total charge-offs net of recoveries for the nine months ending September 30, 2010, were $1,339,000, compared to $1,870,000 in the first nine months of 2009.  The reduced level of charge-offs recorded in the current year is primarily attributable to lower charge-offs incurred on commercial and industrial as well as consumer loans.  The  commercial and industrial loan net charge-offs were $320,000 for the nine months ending September 30, 2010 compared to net charge-offs of $730,000 in the same period of 2009.  Consumer loan net charge-offs of $166,000 were recorded during the nine months ending September 30, 2010 versus $289,000 at the September 30, 2009 like period end.   On an aggregate basis the commercial and residential real estate net charge-offs were relatively level, totaling $853,000 at September 30, 2010 and $850,000 at September 30, 2009.   Commercial real estate loan net charge-offs were $531,000 during the nine month period ending September 30, 2010 versus $841,000 at September 30, 2009.  Residential real estate loan net charge-offs totaled $322,000 for the nine month period ending September 30, 2010, and were $9,000 in the like period of 2009  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7,484,000 at September 30, 2010 and $7,574,000 at December 31, 2009.  Management believes that the current balance in the allowance for loan losses of $7,484,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio as of this time.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status or past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.77% at September 30, 2010 compared to 1.75% at December 31, 2009.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the nine months ended September 30, 2010	As of and for the twelve months ended December 31, 2009	As of and for the nine months ended September 30, 2009

Balance at beginning of period	$7,573,603	$4,745,234	$4,745,234

Provision charged to operations	1,250,000	5,050,000	3,850,000

Charge-offs:
Real estate:
Commercial	534,260	843,527	843,526
Residential	322,433	9,158	9,158
Commercial and industrial	323,077	983,490	746,093
Consumer	195,096	432,951	299,041
Total	1,374,866	2,269,126	1,897,818

Recoveries:
Real estate:
Commercial	3,236	2,075	2,075
Residential	-	-	-
Commercial and industrial	3,149	34,735	16,018
Consumer	29,131	10,685	9,348
Total	35,516	47,495	27,441

Net charge-offs	1,339,350	2,221,631	1,870,377

Balance at end of period	$7,484,253	$7,573,603	$6,724,857

Total loans, end of period	$422,688,600	$431,919,023	$428,439,731

	As of and for the nine months ended September 30, 2010		As of and for the twelve months ended December 31, 2009		As of and for the nine months ended September 30, 2009
Net charge-offs to (annualized):
Average loans	0.41%		0.51%		0.58%
Allowance for loan losses	23.86%		29.33%		37.08%
Provision for loan losses	1.07	x	0.44	x	0.49	x

Allowance for loan losses to:
Total loans	1.77%		1.75%		1.57%
Non-accrual loans	0.78	x	0.61	x	0.85	x
Non-performing loans	0.77	x	0.59	x	0.76	x
Net charge-offs (annualized)	4.19	x	3.41	x	2.70	x

Loans 30-89 days past due and still accruing	$2,869,909		$5,173,394		$3,077,722
Loans 90 days past due and accruing	$119,566		$554,806		$1,002,720
Non-accrual loans	$9,581,793		$12,329,338		$7,900,547
Allowance for loan losses to loans 90
days or more past due and accruing	62.60	x	13.65	x	6.71	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE), non-accrual securities and repossessed assets.  As of September 30, 2010, non-performing assets represented 2.22% of total assets compared to 2.58% at December 31, 2009.  The decline at September 30, 2010 was driven by reductions in both the loans past due more than 90 days as well as the reduced non-accrual levels.

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

The majority of the non-performing assets for the period were comprised of non-accruing commercial business loans, non-accruing real estate loans, non-accrual securities and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  During the first nine months of 2010, $1,398,000 of corporate bonds consisting of pooled trust preferred securities were on non-accrual status.  There were no non-accrual securities prior to 2009.  For a further discussion on the Company’s securities portfolio, see Note 3, “Investments Securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans were reduced from $12,884,000 on December 31, 2009 to $9,701,000 on September 30, 2010.   At December 31, 2009, the over 90 day past due portion was comprised of nine loans ranging from $1,000 to $294,000, and the non-accrual loan portion numbered 58 loans ranging from $2,600 to $2,800,000.  At September 30, 2010, there were five loans ranging from $2,000 to $94,000 in the over 90 days past due category, and 59 loans ranging from $2,600 to $1,300,000 in the non-accrual category.  The reduction of $3,183,000 in non-performing loans from December 31, 2009 to September 30, 2010 resulted mainly from non-accrual commercial loan repayments and the transfer of $1,053,000 from non-accrual to ORE.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructuring (TDR).  TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise make in order to maximize the Company’s recovery.  TDR loans were $786,000 at September 30, 2010 and consisted of $601,000 of accruing commercial real estate loans and $185,000 of accruing commercial and industrial loans.  If applicable, a TDR loan classified as non-accrual would require a minimum of six months of payments before consideration for a return to accrual status.  Concessions made to borrowers typically involve an extension of the loan’s maturity date or a change in the loan’s amortization period.  The Company believes its concessions have been successful as the borrowers are generally current with respect to the restructured terms. The Company has not reduced interest rates, forgiven principal or entered into any forbearance or other actions with respect to these loans.  If loans characterized as a TDR perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate of interest.  There were no TDR loans at December 31, 2009.

ORE at September 30, 2010 was $1,351,000 and consisted of five properties.  At September 30, 2010, the non-accrual loans aggregated $9,582,000 as compared to $12,329,000 at December 31, 2009.  The net reduction in the level of non-accrual loans at September 30, 2010 occurred as follows: Additions to the non-accrual loan component of the non-performing assets totaling $7,118,000 were made during the first nine months of the year.   These were partially offset by reductions or payoffs of $7,333,000, charge-offs of $1,071,000, transfers to ORE of $1,053,000 and $408,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing were $120,000 at September 30, 2010 and $555,000, at December 31, 2009.  Non-accrual securities were $1,398,000 at September 30, 2010 and $583,000 at December 31, 2009.

Non-performing loans to total loans were 2.30% at September 30, 2010, down from 2.98% at December 31, 2009.  The percentage of non-performing assets to total assets was 2.22% at September 30, 2010, also down from 2.58% at December 31, 2009, primarily driven by the aforementioned decline in the non-accrual loans component.

The 30-89 day past due loans at September 30, 2010 were $2,870,000 reduced from $5,173,000 at December 31, 2009.  The reduced level occurred as a result of the transfer of some loans to non-accrual, payments collected on others and the conversion / transfer of a loan to ORE status.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2010	December 31, 2009	September 30, 2009

Loans past due 90 days or more
and accruing	$119,566	$554,806	$1,002,720
Non-accrual loans	9,581,793	12,329,338	7,900,547
Total non-performing loans	9,701,359	12,884,144	8,903,267

Troubled debt restructurings	786,000	-	-
Other real estate owned	1,350,692	887,397	1,364,397
Non-accrual securities	1,397,514	583,390	-
Total non-performing assets	$13,235,565	$14,354,931	$10,267,664

Total loans including HFS	$422,688,600	$431,919,023	$415,204,347
Total assets	$596,598,598	$556,017,271	$565,999,434
Non-accrual loans to total loans	2.27%	2.85%	1.90%
Non-performing loans to total loans	2.30%	2.98%	2.14%
Non-performing assets to total assets	2.22%	2.58%	1.81%

The composition of gross loans and non-performing loans as of September 30, 2010 (dollars in thousands):

	Gross loan balances	Past due 90 days or more and still accruing	Non- accrual loans	Total non- performing loans	% of gross loans
Real estate:
Commercial	$173,754	$3	$2,878	$2,881	1.66%
Residential (1-4 family)	66,573	95	3,993	4,088	6.14%
Construction	10,754	-	-	-	-
Commercial and industrial	84,287	20	2,150	2,170	2.57%
Consumer	87,015	2	561	563	0.65%
Direct financing leases	305	-	-	-	-
Total	$422,688	$120	$9,582	$9,702	2.30%

Bank premises and equipment, net

The Company entered into a new lease agreement with a new owner-landlord of its Eynon branch.  Under the terms of the new operating lease, as defined in the accounting guidance, the terms contain an initial ten year period supplemented with four renewal options of five years each.  The terms and minimum lease payments under the new lease agreement are not materially different than the terms and minimum rental payments of the original, terminated lease.

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $1,351,000 at September 30, 2010 comprised of five properties which are listed for sale with local realtors.  The $464,000 rise in ORE from the December 31, 2009 balance of $887,000 occurred from the sale of one commercial property with a book balance of $550,000, an ORE fair value write-down of $39,000 and the transfer into ORE of three properties at an aggregate fair value of $1,053,000.

Other assets

Other assets at September 30, 2010 declined $211,000, or 1%, from December 31, 2010.  A lower net deferred tax asset from the net appreciation in fair values in the securities portfolio partially offset increased credit-related OTTI charges in the Company’s portfolio of pooled trust preferred securities.  In addition, the period recognition and associated reduction of the pre-funded FDIC insurance premiums caused a $341,000 reduction in prepaid expenses.  These decreases were partially offset by an increase in construction in process associated with leasehold improvements of the Peckville branch office and higher levels of other prepaid expenses.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Deposit products include savings, clubs, interest-bearing checking (NOW), money market, non-interest-bearing checking (DDAs) and certificates of deposit accounts.  Certificates of deposit accounts, or CDs, are deposits with stated maturities which can range from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  To determine deposit product interest rates, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as borrowings which include repurchase agreements.  Though the Company tends to experience intense competition for deposits, the interest rate setting strategy also includes consideration of the Company’s balance sheet structure and cost effective strategies that are mindful of the current economic climate.

Compared to December 31, 2009 total deposits grew $31,889,000, or 7%, during the nine months ended September 30, 2010.  The growth in total deposits was due to increases in DDA, NOW and savings accounts of $10,929,000, or 15%, $19,130,000, or 31% and $16,336,000, or 19%, respectively, partially offset by lower CD and money market balances.  Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  In an effort to grow and retain core deposits, the Company introduces innovative options to its variety of deposit products.  The multi-tiered interest rate savings account developed in 2009 continued to grow, while NOW account balances have prospered from the seasonal influx of local municipal tax deposits and growth in the non-personal, business sector.  The Company will continue to provide superb customer service and bring innovative ideas to the market in order to continue to grow and retain deposits.

The following table represents the components of deposits as of the date indicated:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Money market	$77,594	15.8	$91,488	19.9
NOW	81,161	16.5	62,031	13.5
Savings and club	102,671	20.9	86,335	18.8
Certificates of deposit	135,828	27.7	139,502	30.5
CDARS	11,810	2.4	8,748	1.9
Total interest-bearing	409,064	83.3	388,104	84.6
Non-interest-bearing	81,819	16.7	70,890	15.4
Total deposits	$490,883	100.0	$458,994	100.0

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

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $53,143,000 and $54,941,000 at September 30, 2010 and December 31, 2009, respectively.  Certificates of deposit of $250,000 or more amounted to $20,300,000 and $20,641,000 as of September 30, 2010 and December 31, 2009.

Including CDARS, approximately 13% and 46% of the CDs are scheduled to mature in 2010 and 2011, respectively.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction products such as savings accounts.  When interest rates begin to rise, the Company expects CDs to grow to more normal levels.

In July 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000.  The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013.  In addition, non-interest bearing transaction accounts will be fully insured, for a two year extension period beginning January 1, 2011.  The FDIC insurance coverage and limits apply per depositor, per insured depository institution for each account ownership category.  Low interest-bearing consumer checking accounts and Interest on Lawyer Trust Accounts (IOLTA) will be ineligible for the unlimited guarantee during the extension period.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant flow of funds in to and out of the sweep product, their balances tend to be somewhat volatile mimicking the likes of a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which for the first nine months of 2010 increased $4,021,000 from December 31, 2009.

The components of borrowings as of September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Overnight borrowings	$-	-	$8,573	17.7
Repurchase agreements	11,767	21.8	7,747	16.0
Demand note, U.S. Treasury	537	1.0	213	0.4
FHLB advances:
Short-term	9,500	17.7	-	-
Long-term	32,000	59.5	32,000	65.9
Total borrowings	$53,804	100.0	$48,533	100.0

Total borrowings have increased $5,271,000 or 11%, during the nine months ended September 30, 2010.  While growth in deposits has reduced the Company’s frequency for overnight funding needs, the increase in total borrowings is from growth in repurchase agreements and the use of a short-term FHLB advance.  The advance is a low-cost means to accommodate a short-term, match funded commercial loan with a municipal customer.  The advance matures in the fourth quarter of 2010.

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

However, the Act contains numerous other provisions that likely will directly impact the Company.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new mortgage lending provisions, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  As of September 30, 2010, the Bank maintained a one-year cumulative gap of positive $50.4 million, or 8.44%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2010 (dollars in thousands):

	Three months or less	Three to twelve months	One to three years	Over three years	Total
Cash and cash equivalents	$89	$-	$-	$47,482	$47,571
Investment securities (1)(2)	19,695	11,834	22,219	33,508	87,256
Loans (2)	135,184	73,005	120,095	86,920	415,204
Fixed and other assets	-	9,348	-	37,220	46,568
Total assets	$154,968	$94,187	$142,314	$205,130	$596,599
Total cumulative assets	$154,968	$249,155	$391,469	$596,599

Non-interest bearing transaction deposits (3)	$-	$8,182	$22,500	$51,137	$81,819
Interest-bearing transaction deposits (3)	80,775	-	68,842	111,809	261,426
Time deposits	19,477	57,554	56,327	14,280	147,638
Repurchase agreements	11,767	-	-	-	11,767
Short-term borrowings	10,037	-	-	-	10,037
Long-term debt	11,000	-	-	21,000	32,000
Other liabilities	-	-	-	3,236	3,236
Total liabilities	$133,056	$65,736	$147,669	$201,462	$547,923
Total cumulative liabilities	$133,056	$198,792	$346,461	$547,923

Interest sensitivity gap	$21,912	$28,451	$(5,355)	$3,668

Cumulative gap	$21,912	$50,363	$45,008	$48,676

Cumulative gap to total assets	3.67%	8.44%	7.54%	8.16%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at September 30, 2010 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2010 levels:

Earnings at risk:	Rates +200	Rates -200
Percent change in:
Net interest income	2.4%	(0.6	) %
Net income	8.2	(2.3)

Economic value at risk:
Percent change in:
Economic value of equity	(23.3)	2.9
Economic value of equity
as a percent of book assets	(1.6)	0.2

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  As of September 30, 2010, the Company’s risk-based capital ratio was 12.2%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2010, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$21,381	$499	2.4%
+100 basis points	21,064	182	0.9
Flat rate	20,882	-	-
-100 basis points	20,864	(18)	(0.1)
-200 basis points	20,759	(123)	(0.6)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, during periods of high and rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and the MBS–GSE residential securities portfolio to decrease.  Rising interest rates may also cause deposit inflow to accelerate at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

In 2010, the Company implemented a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of September 30, 2010, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the nine months ended September 30, 2010, the Company generated approximately $39.2 million of cash.  During 2010, the Company’s financing activities provided $36.4 million, primarily from $37.2 million in growth of deposits and repurchase agreements.  During the same period, the Company’s operations provided approximately $9.8 million principally from the sales of mortgages HFS, net of originations, and from increased pre-tax, pre-credit loss earnings.  A portion of the cash generated from operations and financing activities was used to purchase investment securities and to fund capital investments.

As of September 30, 2010, the Company maintained $47.6 million in cash and cash equivalents and $87.7 million of investments AFS and loans HFS and also had approximately $125.8 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $22.9 million from the Discount Window of the Federal Reserve Bank and $28.9 million with CDARS.  This combined total of $333.9 million represented 56% of total assets at September 30, 2010.  Management believes this level of liquidity to be strong and adequate to support current operations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with the overall interest rate management strategy.  These instruments involve, to a varying degree, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending commitments and lease obligations.

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments, certificates of deposit, FHLB advances and repurchase agreements.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and other bank purposes.  The Company’s position with respect to lending commitments and significant contractual obligations, both on a short- and long-term basis has increased to $232.8 million in total at September 30, 2010 compared to $219.9 million as of December 31, 2010.  The $12.9 million increase was caused by a short-term $9.5 million FHLB advance to match-fund a commercial loan, the proceeds of which are scheduled to be re-paid by 2010 year-end.  The balance of the increase is from normal business activity, mostly from growth in repurchase agreements.  The Company does not consider this increase to have a material effect on the Company’s ability to fund its obligations.

During April 2010, the FHLB informed the Company of a 50% collateral maintenance requirement on outstanding obligations and restrictions on utilization above 35% of the amount available to borrow.  During October 2010, the FHLB informed the Company that it has reduced the restrictions on utilization to above 50% of the amount available to borrow.  The Company is formulating strategies to continue to improve its position and have the requirements eventually lifted.  The requirements only impose more stringent collateral delivery requirements and utilization subject to prior credit committee decision-making and does not minimize or reduce the amount the Company may borrow.  Management does not consider this action to significantly effect the liquidity position of the Company.

Capital

During the nine months ended September 30, 2010, total shareholders' equity increased $3,001,000, or 7%.  The improvement was caused by: net income of $1,630,000; a $2,157,000 (net of $1,272,000 in non-credit-related OTTI) after tax improvement in the market value of the AFS securities portfolio; $67,000 in proceeds from employees enrolled in the Company’s Employee Stock Purchase Plan; partially offset by $861,000 of dividends paid to shareholders, net of dividends reinvested and optional cash payments received from participants in the Company’s Dividend Reinvestment Plan.

As of September 30, 2010, the Company reported a net unrealized loss of $7,037,000, net of tax, from the securities AFS compared to a net unrealized loss of $9,194,000 as of December 31, 2009.  While the unrealized loss position has improved, the prolonged economic downturn continues to assert uncertainty and in certain circumstances illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates on the securities in banks’ investment portfolios.  Management maintains these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, requires an increase in the risk-weighting of securities that are rated below investment grade, thereby significantly inflating the total risk-weighted assets.  The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of September 30, 2010, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2010:

	Actual			For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$62,052,881	12.2%	≥	$40,696,324	≥	8.0%		N/A		N/A
Bank	$61,681,557	12.1%	≥	$40,686,528	≥	8.0%	≥	$50,858,160	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$55,626,693	10.9%	≥	$$20,348,162	≥	4.0%		N/A		N/A
Bank	$55,309,537	10.9%	≥	$$20,343,264	≥	4.0%	≥	$30,514,896	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$55,626,693	9.5%	≥	$$23,432,653	≥	4.0%		N/A		N/A
Bank	$55,309,537	9.5%	≥	$$23,415,435	≥	4.0%	≥	$29,269,294	≥	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the Interim President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.  The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2010.

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

Item 1A.  Risk Factors

The following is an additional risk factor that should be read in conjunction with Item 1A, “Risk Factors” that were disclosed in the Company’s December 31, 2009 Form 10-K filed with the Securities and Exchange Commission on March 8, 2010:

The Company has an Interim Chief Executive Officer while it searches for a permanent Chief Executive Officer.

During the third quarter of 2009, our President and Chief Executive Officer (CEO) resigned.  As a result, the board of directors formed a CEO search committee and is currently conducting a search.  The process has taken longer than we initially expected.  While we expect to recruit a new CEO by year-end, we cannot assure you that the process will be concluded by then.  Further, until we find a permanent CEO, we may be unable to successfully manage and grow the business; and, our business, financial condition and profitability may suffer.  We believe each member of our senior management team is important to our success and the unexpected loss of any of theses persons could impair our day-to-day operations as well as our strategic direction.

Management of the Company does not believe there have been any other material changes in risk factors that were disclosed in the 2009 Form 10-K filed with the Securities and Exchange Commission on March 8, 2010.

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

11 Statement regarding computation of earnings per share.  Included herein in Note No. 4, “Earnings (loss) per share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

FIDELITY D & D BANCORP, INC.

Date: November 9, 2010	/s/ Patrick J. Dempsey
Patrick J. Dempsey,
Interim President and Chief Executive Officer

Date: November 9, 2010	/s/ Salvatore R. DeFrancesco, Jr.
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