Form 10-K
period 2010-12-31
FIDELITY D & D BANCORP INC
filed 2011-03-29
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $24,818,987 as of June 30, 2010, based on the closing price of $14.00.  The number of shares of common stock outstanding as of February 28, 2011, was 2,182,829.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s 2010 Annual Report to Shareholders are incorporated herein by reference in response to Part I.  Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part II and Part III.

Fidelity D & D Bancorp, Inc.
2010 Annual Report on Form 10-K

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under.
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	deteriorating economic conditions
▪	acts of war or terrorism; and
▪	disruption of credit and equity markets.

The Company cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this document.  The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Readers should review the risk factors described in this document and other documents that we file or furnish, from time- to-time, with the Securities and Exchange Commission, including quarterly reports filed on Form 10-Q and any current reports filed or furnished on Form 8-K.

ITEM 1:      BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company).  The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2010 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.

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

There are no concentrations of loans that, if lost, would have a materially adverse effect on the continued business of the Company.  There are no material concentrations within a single industry or group of related industries that are vulnerable to the risk of a near-term severe impact.  However, the Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially Lackawanna and Luzerne counties which the Company defines as its primary market area.  The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control.  An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s primary market area could cause an increase in the level of the Company’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital.  We cannot assure you that adverse changes in the local economy would not have a material effect on the Company’s future consolidated financial condition, results of operations and cash flows.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

The Company had 159 full-time equivalent employees on December 31, 2010, which includes exempt officers, exempt, non-exempt and part-time employees.

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

Annually, the Bank is examined by the Pennsylvania Department of Banking and/or the FDIC.  The last examination was conducted by the Pennsylvania Department of Banking as of March 31, 2010.

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

ITEM 1A:RISK FACTORS

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

If we conclude that the decline in value of any of our investment securities is other-than-temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary.  If we conclude that the decline is other-than-temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.  As of December 31, 2010, the book value of the Company’s pooled trust preferred securities was $6,873,000 with an estimated fair value of $1,453,000.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other-than-temporary, which would require a charge to earnings for the portion of the impairment that is deemed to be credit-related.  Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

Readers should review the risk factors described in other documents that we file or furnish, from time-to-time, with the Securities and Exchange Commission, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K and other current reports filed or furnished on Form 8-K.

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

ITEM 1B:UNRESOLVED STAFF COMMENTS

None

ITEM 2:PROPERTIES

As of December 31, 2010, the Company operated 11 full-service banking offices, of which four were owned and seven were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

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

*All of the owned properties are free of encumbrances

(1) Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch.

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

The Bank maintains several free-standing 24-hour ATMs located at the following locations in Pennsylvania:

•	139 Wyoming Ave., Scranton (former location of the Company’s Scranton branch. This ATM was removed in February 2011.)
•	Marywood University, 2300 Adams Ave., Nazareth and Regina Halls, Scranton
•	Snö Mountain Ski Resort, 1000 Montage Mountain Rd., Moosic
•	Shoppes at Montage, 1035 Shoppes Blvd., Moosic

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

ITEM 4:   REMOVED AND RESERVED

PART II

ITEM 5:MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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
Blakely and Drinker Sts.
Dunmore, PA 18512
(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2010 Prices		Dividends	2009 Prices		Dividends
	High	Low	paid	High	Low	paid
1st Quarter	$16.00	$14.75	$0.25	$26.50	$19.50	$0.25
2nd Quarter	$15.10	$12.05	$0.25	$24.00	$18.40	$0.25
3rd Quarter	$19.00	$12.75	$0.25	$22.00	$18.35	$0.25
4th Quarter	$20.00	$16.80	$0.25	$19.00	$14.60	$0.25

Dividends are determined and declared by the Board of Directors of the Company.  The Company expects to continue to pay cash dividends in the future; however, future dividends are dependent upon earnings, financial condition, capital strength and other factors of the Company.  For a further discussion of regulatory capital requirements see Note 14, “Regulatory Matters,” contained within the notes to the consolidated financial statements, incorporated by reference in Part II, Item 8.

The Company has established a dividend reinvestment plan (DRP) for its shareholders.  The plan provides shareholders with a convenient and economical method of investing cash dividends payable on their common stock and the opportunity to make voluntary optional cash payments to purchase additional shares of the Company’s common stock.  Participants pay no brokerage commissions or service charges when they acquire additional shares of common stock through the plan.  The administrator may purchase shares directly from the Company, in the open market, in negotiated transactions, or using a combination of these methods.

The Company had approximately 1,293 shareholders at December 31, 2010 and 1,290 shareholders as of February 28, 2011.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The information required under this section is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2006, and ending December 31, 2010.  As of December 31, 2010, the SNL index consisted of 81 banks.  The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2005, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Fidelity D & D Bancorp, Inc.	100.00	91.03	79.73	76.90	47.28	65.81
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL > $500M OTC-BB and Pink Sheet Banks	100.00	109.72	101.10	73.36	62.72	66.25

ITEM 6:SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

	2010	2009	2008	2007	2006
Balance sheet data:
Total assets	$561,673,152	$556,017,271	$575,718,997	$587,412,555	$562,317,988
Total investment securities	83,431,371	76,529,998	84,187,579	122,984,160	100,410,736
Net loans	407,903,329	423,124,054	436,207,460	421,424,379	417,199,048
Loans held-for-sale	213,000	1,221,365	84,000	827,250	122,000
Total deposits	482,447,692	458,994,458	433,311,932	425,708,361	410,334,595
Short-term borrowings	8,548,400	16,533,107	38,129,704	39,656,354	33,656,150
Long-term debt	21,000,000	32,000,000	52,000,000	62,708,677	62,536,210
Total shareholders' equity	46,774,015	45,674,547	48,960,651	55,191,294	51,611,863

Operating data for the year ended:
Total interest income	$27,579,974	$29,909,273	$33,961,434	$35,279,357	$33,529,710
Total interest expense	6,827,015	10,796,854	14,684,133	17,660,075	16,361,109
Net interest income	20,752,959	19,112,419	19,277,301	17,619,282	17,168,601
Provision (credit) for loan losses	2,085,000	5,050,000	940,000	(60,000)	325,000

Net interest income after provision
(credit) for loan losses	18,667,959	14,062,419	18,337,301	17,679,282	16,843,601
Other-than-temporary impairment	(11,835,918)	(3,300,094)	(435,665)	-	-
Other income	5,423,920	5,461,281	5,013,966	5,205,215	4,522,138
Other operating expense	18,016,724	19,241,125	18,210,683	16,636,760	15,878,376

(Loss) income before income taxes	(5,760,763)	(3,017,519)	4,704,919	6,247,737	5,487,363
(Credit) provision for income taxes	(2,556,369)	(1,617,314)	1,068,971	1,636,165	1,362,080
Net (loss) income	$(3,204,394)	$(1,400,205)	$3,635,948	$4,611,572	$4,125,283

Per share data:
Net (loss) income per share, basic	$(1.50)	$(0.67)	$1.76	$2.23	$2.01
Net (loss) income per share, diluted	$(1.50)	$(0.67)	$1.76	$2.23	$2.01
Dividends declared	$2,137,349	$2,078,171	$2,068,680	$1,921,533	$1,801,361
Dividends per share	$1.00	$1.00	$1.00	$0.93	$0.88
Book value per share	$21.48	$21.69	$23.73	$26.62	$25.09
Weighted-average shares outstanding	2,141,323	2,080,507	2,068,851	2,066,683	2,047,975
Shares outstanding	2,178,028	2,105,860	2,062,927	2,072,929	2,057,433

Ratios:
Return on average assets	-0.55%	-0.25%	0.62%	0.80%	0.73%
Return on average equity	-6.69%	-2.91%	6.81%	8.65%	8.31%
Net interest margin	3.89%	3.71%	3.60%	3.34%	3.31%
Efficiency ratio	65.38%	72.51%	72.98%	71.61%	71.67%
Expense ratio	2.07%	2.37%	2.25%	2.01%	2.02%
Allowance for loan losses to loans	1.90%	1.75%	1.08%	1.13%	1.29%
Dividend payout ratio	N/M *	N/M *	56.90%	41.67%	43.67%
Equity to assets	8.33%	8.21%	8.50%	9.40%	9.18%
Equity to deposits	9.70%	9.95%	11.30%	12.96%	12.58%

* The result of this calculation is not meaningful.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2010 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  As described in Notes 1 and 3 of the consolidated financial statements, incorporated by reference in Part II, Item 8, the majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (OCI).

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of HFS loans, see the section entitled “Loans held-for-sale,” contained within management’s discussion and analysis.  As of December 31, 2010 and 2009, loans classified as HFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2010 and December 31, 2009 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2010
and 2009 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

The national economy shows signs of improvement as evidenced by, among other things, a decrease in the unemployment rate from December 2009 and moderate job growth.  However, softness in the housing and real estate markets persist and unemployment levels remain elevated with a national unemployment rate of 9.4% for December 2010.  Although we remain cautiously optimistic with respect to the outlook for credit quality and expect credit costs to decline in 2011, resulting in improved core financial performance, the uncertainty in the financial markets related to the Company’s investments in pooled trust preferred securities, could continue to negatively impact the overall operating results.  We anticipate maintaining a relatively stable net interest margin which, when coupled with lower credit costs and other cost containment measures should mitigate the earnings impact of any further write-downs of pooled trust preferred securities.  Thus, capital improvement from sound financial performance and improved asset quality will be the tone for the upcoming year.  In an effort to stimulate economic growth, the Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate which has remained near zero percent over the past two years.  Lower interest rates are expected to be the catalyst that will stimulate jobs creation.  Though low interest rates help lower funding costs, at the same time their effect can be unfavorable to resetting floating-rate asset yields and re-financed fixed-rate assets thereby pressuring margins.  The shape of the interest rate yield curve continued to be positively sloped throughout 2010 but the overall interest rate environment remained historically low.  The management team of the Company is prepared to address these issues and will implement strategies to continue the journey through these uncertain times that will maximize financial performance and continue to strengthen the financial condition of the Company.

Consolidated assets increased $5,656,000, or 1%, during the year ended December 31, 2010 to $561,673,000.  The increase was the result of increased deposits of $23,453,000, or 5%, and increased shareholders’ equity of $1,099,000, or 2%.  The cash inflow from deposits enabled the Company to reduce total borrowings by $18,985,000, or 39%.  The increase in shareholders' equity was predominantly from $1.0 million of common stock issued via the Company’s dividend reinvestment and employee stock purchase plans.

The following table is a comparison of condensed balance sheet accounts and percentage to total assets at December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Assets:
Cash and cash equivalents	$22,967	4.1%	$8,328	1.5%	$12,771	2.2%
Investment securities	83,431	14.9	76,530	13.8	84,188	14.6
Federal Home Loan Bank Stock	4,542	0.8	4,781	0.9	4,781	0.8
Loans and leases, net	408,116	72.7	424,345	76.3	436,291	75.8
Bank premises and equipment	14,764	2.6	15,362	2.8	16,056	2.8
Life insurance cash surrender value	9,425	1.7	9,117	1.6	8,808	1.5
Other assets	18,428	3.2	17,554	3.1	12,824	2.3
Total assets	$561,673	100.0%	$556,017	100.0%	$575,719	100.0%

Liabilities:
Total deposits	$482,448	85.9%	$458,994	82.6%	$433,312	75.3%
Short-term borrowings	8,548	1.5	16,533	3.0	38,130	6.6
Long-term debt	21,000	3.7	32,000	5.8	52,000	9.0
Other liabilities	2,903	0.6	2,815	0.4	3,316	0.6
Total liabilities	514,899	91.7	510,342	91.8	526,758	91.5
Shareholders' equity	46,774	8.3	45,675	8.2	48,961	8.5
Total liabilities and shareholders' equity	$561,673	100.0%	$556,017	100.0%	$575,719	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows (dollars in thousands):

			Earning				Short-term		Other
	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%

2010	$5,656	1	$7,352	1	$23,453	5	$(7,985)	(48)	$(11,000)	(34)
2009	(19,702)	(3)	(26,475)	(5)	25,683	6	(21,597)	(57)	(20,000)	(38)
2008	(11,694)	(2)	(22,809)	(4)	7,604	2	(1,527)	(4)	(10,709)	(17)
2007	25,095	4	26,074	5	15,374	4	6,000	18	172	-
2006	18,257	3	21,202	4	30,836	8	4,883	17	(21,168)	(25)

* Earning assets exclude: loans and securities placed on non-accrual status.

Deposits

The Bank is a community based commercial financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Deposit products include savings, clubs, interest-bearing checking (NOW), money market, non-interest bearing checking (DDA) and certificates of deposit.  Certificates of deposit, or CDs, are deposits with stated maturities which can range from seven days to ten years.  The flow of deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as borrowings and FHLB advances.  Though the Company competes for deposits, the interest rate setting strategy also considers the Company’s balance sheet structure and cost effective strategies that are mindful of the current economic backdrop.

The following table represents the components of total deposits as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	%	Amount	%

Money market	$79,610	16.5%	$91,488	19.9%
NOW	67,572	14.0	62,031	13.5
Savings and clubs	105,835	21.9	86,335	18.8
Certificates of deposit	143,651	29.8	148,250	32.4
Total interest-bearing	396,668	82.2	388,104	84.6
Non-interest bearing	85,780	17.8	70,890	15.4
Total deposits	$482,448	100.0%	$458,994	100.0%

In 2009, the Company began to use the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and contain similar terms as those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of December 31, 2010, CDARS represented $11,876,000, or 2%, of total deposits, compared to $8,748,000, or 2%, of total deposits at December 31, 2009.

Total deposits increased $23,453,000, or 5%, during 2010 to $482,448,000.  The increase stems from growth in savings and clubs of $19,500,000, NOW accounts of $5,541,000 and non-interest bearing DDAs of $14,890,000, partially offset by a $4,599,000 decline in CDs and money market accounts of $11,878,000.  Deposits are obtained mostly from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  The Company’s forte has been to develop some highly innovative deposit-gathering techniques.  The savings product campaigns have bolstered deposit levels and possibly have provided a foundation on which to grow, retain and maintain core deposits to a new, higher plateau.  Most notable was the introduction of the tiered interest rate savings account which has increased savings deposit balances back to all-time highs.  This increase in conjunction with higher non-interest bearing DDAs and the Company’s dedication to exemplary customer service will strengthen the low-cost funding base of the Company.  The prolonged low interest rate environment has resulted in a wide-spread preference for customers not to renew maturing CDs.  When market rates begin to rise, the Company will vigilantly develop and promote a CD gathering strategy that will capture new time deposits without significantly eroding its low-costing core deposit foundation.

The maturity distribution of certificates of deposit at December 31, 2010 is as follows (dollars in thousands):

		More than	More than	More
	Three months	three months	six months to	than twelve
	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$16,012	$3,505	$9,302	$22,521	$51,340
CDs of less than $100,000	12,492	12,491	20,383	35,069	80,435
CDARS	-	1,064	2,871	7,941	11,876
Total CDs	$28,504	$17,060	$32,556	$65,531	$143,651

Including CDARS, approximately 54% of the CDs are scheduled to mature within one year.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.

Short-term borrowings

In addition to deposits, other funding sources available to the Company are short-term borrowings consisting of overnight funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB), fed funds purchased from correspondent banks, short-term advances from the FHLB and repurchase agreements with businesses and public entities.  The Company uses overnight and short-term funding for asset growth, deposit run-off and short-term liquidity needs.  Because of the success in deposit growth, during 2010 the Company’s usage of overnight borrowings was minimal and allowed the reduction of overnight funding entirely, or by $8.6 million from 2009.  During 2010 the Company borrowed and repaid a $9.5 million advance with the FHLB.  The advance was a low-cost, short-term means to accommodate a match funded commercial loan with a municipal customer.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or “swept”, into an interest-bearing overnight repurchase agreement account.  Due to the constant flow of funds into and out of the sweep product, their balances tend to be somewhat volatile, mimicking the likes of a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during 2010 declined $199,000 from $7,747,000 at December 31, 2009 to $7,548,000 as of December 31, 2010.

Overnight borrowings and repurchase agreements are included with short-term borrowings on the consolidated balance sheets.  For a further discussion on short-term borrowings, see Note 7, “Short-Term Borrowings”, contained in the notes to consolidated financial statements in Part II, Item 8.

Long-term debt

Long-term debt consists of borrowings from the FHLB.  The weighted-average rate in effect on funds borrowed at December 31, 2010 was 4.87% compared to 5.11% as of December 31, 2009.  The 2010 weighted-average rate was 25 basis points below the tax-equivalent yield of 5.12% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2010.  Interest rates on the $21,000,000 balances of two long-term advances are currently fixed until 2013 and 2016, but are structured to adjust quarterly should market interest rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties are attached to the borrowings thereby creating a disincentive from paying off the higher cost advances.  However, in the event underlying market rates drift above the rates currently paid on these borrowings, the fixed-rate would convert to a floating rate advance and at that time, the Company would have the option to repay or to renegotiate the converted advance rate.  As of December 31, 2010, the Company had the ability to borrow an additional $163,585,000 from the FHLB.

Investments

The Company’s investment policy is designed to complement its lending activities, provide monthly cash flow, manage interest rate sensitivity, generate a favorable return above cash holdings, without incurring undue interest rate and credit risk and manage liquidity at acceptable levels.  In establishing investment strategies, the Company considers its business, growth or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities held, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations.  The policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters.  Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies.  Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings.  The Company generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at their net fair values in the consolidated balance sheets with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  As of December 31, 2010, AFS debt securities were recorded with an unrealized net loss of $5,937,000 while equity securities were recorded with an unrealized gain of $154,000.  Investment securities designated as HTM represent debt securities that the Company has the ability and intent to hold until maturity and are carried at amortized cost.    As of December 31, 2010 and December 31, 2009, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $48,000 and $56,000, respectively.

As of December 31, 2010, the carrying value of investment securities totaled $83,431,000, or 15% of total assets, compared to $76,530,000, or 14% of total assets at December 31, 2009.  At December 31, 2010, approximately 49% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential) that amortize and provide monthly cash flow.  Municipal general obligations, Agency Government Sponsored Enterprise (Agency – GSE) securities and pooled trust preferred securities comprised 29%, 20% and 2%, respectively, of the investment portfolio at December 31, 2010.

A comparison of total investment securities as of December 31 follows:

	2010		2009
	Amount	%	Amount	%

MBS - GSE residential	$41,043,828	49.2%	$14,456,037	43.3%
State & municipal subdivisions	24,171,094	29.0	23,270,289	18.9
Agency - GSE	16,287,953	19.5	33,132,301	30.4
Pooled trust preferred securities	1,452,795	1.7	5,241,844	6.8
Equity securities - financial services	475,701	0.6	429,527	0.6
Total	$83,431,371	100.0%	$76,529,998	100.0%

 The distribution of debt securities by stated maturity date at December 31, 2010 is as follows:

		More than	More than
	One year	one year to	five years to	More than
	or less	five years	ten years	ten years	Total

MBS - GSE residential	$-	$24,030	$6,165,809	$34,853,989	$41,043,828
State & municipal subdivisions	-	-	1,511,963	22,659,131	24,171,094
Agency - GSE	-	982,500	8,032,933	7,272,520	16,287,953
Pooled trust preferred securities	-	-	-	1,452,795	1,452,795
Total debt securities	$-	$1,006,530	$15,710,705	$66,238,435	$82,955,670

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2010 is as follows:

		More than	More than
	One year	one year to	five years to	More than
	or less	five years	ten years	ten years	Total

MBS - GSE residential	-%	6.08%	2.65%	4.40%	3.10%
State & municipal subdivisions	-	-	5.87	6.19	6.18
Agency - GSE	-	1.01	2.62	5.35	3.73
Pooled trust preferred securities	-	-	-	1.67	1.67
Total debt securities	-%	1.13%	2.94%	3.94%	3.75%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Though stabilizing, uncertainty continues to reign in the financial markets which has increased the volatility in fair value estimates for the securities in the Company’s investment portfolio.  Though market values still remain below amortized cost, net of credit-related OTTI in the Company’s portfolio of pooled trust preferred securities, fair values of the Company’s investment securities have improved since year-end 2009.  Management believes fair value changes are due mainly to the interest rate environment, and the unrealized losses are the result of what is perceived as instability in the capital markets, limited trading activity and illiquid conditions, not deterioration in the creditworthiness of the issuers.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.  As of December 31, 2010, the debt securities with unrealized losses have 14.7% depreciation; an improvement compared to 25.9% at December 31, 2009.   The most significant component of the $5.9 million net unrealized loss position in the AFS debt securities portfolio was $5.4 million from the Company’s investments in pooled trust preferred securities.

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  The market for these securities and other issues of PreTSLs at December 31, 2010 remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets and in the absence of observable transactions in the secondary and a new-issue market, management has made the following observations and has determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at December 31, 2010;

•
An income valuation approach (present value technique) that maximizes the use of relevant observable market inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique; and

•
The thirteen PreTSLs are classified within “Level 3” (as defined in current accounting guidance and explained in Note 12, “Fair Value of Financial Instruments” of the consolidated financial statements, incorporated by reference in Part II, Item 8) of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  For December 31, 2010 the Company engaged a new independent third party, that is a structured products specialist firm, to analyze the PreTSL portfolio.  The approach and results were reviewed and corroborated by management.  The approach to determine OTTI involves the following:

o	Data about the transaction structure, as defined in the offering documents and the underlying collateral, were collected;

o	The credit worthiness of each collateral is determined by reviewing the obligor and estimating the credit risk existing or inherent for such obligor;

o	Using the credit risk estimates and making assumptions about default correlation, simulate 10,000 Monte Carlo scenarios with respect to default timing for each security;

o
Project tranche cash flows over 10,000 Monte Carlo scenarios;  Determine the percentage of the total scenarios that result in a loss to the tranche. If the number of scenarios resulting in a loss exceeded 50%, OTTI is presumed to exist;

o
Utilize several high-level financial factors to construct an appropriate discount rate for each tranche within each transaction. Factors include the portfolio’s weighted average credit rating, the average life of the collateral pool, the Bloomberg US Bank Benchmark discount rate, an appropriate spread differential to account for the rating assumed by the Bloomberg US Bank Benchmark and the actual average rating of the collateral pool. Lastly, credit loss already assumed under Monte Carlo simulation is subtracted from the discount rate construction in the previous step to avoid double-counting of credit risk;

o	With an appropriate discount rate for each tranche, an appropriate book price is determined;

o
With a projected discount rate, an estimated cash flow test was performed on each issue to compare the present value of the currently estimated cash flows as of December 31, 2010 to the amount projected as of the last measurement date, September 30, 2010;

o	If the results of the cash flow tests resulted in a significant adverse change in projected cash flows, credit-related OTTI is present.

Based on the technique described, the Company determined that as of December 31, 2010, the amortized cost of 12 PreTSLs: IV, V, VII, IX, XI, XV, XVI, XVII, XVIII, XIX, XXIV and  XXV had declined $11,947,000 in total during 2010 and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost, the securities are deemed to have experienced credit-related OTTI in the amount of $11,836,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the year ended December 31, 2010.  Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding OTTI charges to current earnings.

Prior to December 31, 2010, the valuation process used by the Company was different than the process currently used.  The inputs used in the past also consisted of a mix of both observable and unobservable, however they were more global applications and not as security-specific as those currently used.  For example, prior to December 31, 2010, to project a default rate, universal adjustments were applied to the historical average default rates.  The historical average default rates were obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991.  This rate was tripled, and then adjusted downward for actual deferrals/defaults in all PreTSLs for the years 2008 and 2009.  The results were then stratified beginning with a higher rate of default and then regressing to normal, with projected global recoveries and prepayment speeds.  The resulting rate was then applied to all of the PreTSLs in the Company’s portfolio to determine period-end valuations and the existence of OTTI.  Management of the Company has determined that a security-specific analysis is more representative of the performance and credit-worthiness of the collateral within each of the securities.  Accordingly, the Company’s intent is to use the new analysis in future OTTI determinations.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  The Company was not required to purchase FHLB stock during 2010 and 2009.  Excess stock is typically repurchased from the Company at par if the level of borrowings decline to a predetermined level.  In addition, the Company normally earns a return or dividend on the amount invested.  In December 2008, in order to preserve capital, the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both.  During the fourth quarter of 2010, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension.  As a result, the Company was able to redeem $239,000 of its FHLB stock.  The FHLB also announced that the dividend suspension remains in effect.  Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB.   Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.  The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.  Based on the financial results of the FHLB for the years December 31, 2010 and 2009, management had concluded that the suspension of both the dividend payments and excess capital stock redemptions is temporary in nature.

Loans

The Company originates commercial and industrial (commercial), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  As part of the overall strategy to serve the business community in which it operates, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in its marketplace.  The Company’s goals center on building relationships by providing credit and cash management products and services, continuing to diversify its loan portfolio and utilizing loan participations to reduce risk in larger credit transactions.  A loan participation is a tool that allows a community bank to meet the needs of its local customer base.  Certain customers, from time-to-time, may require funding that is out of the ability of a local community bank.  In such circumstances, it allows a bank to originate the loan, and subsequently sell a portion, or portions, of that loan to other financial institutions, thereby mitigating the risk the Company will take on with one loan.  These sold portions of the loan are referred to as loan participations.  During 2010, the Company originated and participated over $13,000,000 in commercial and commercial real estate loans.  As of December 31, 2010, the Company has approximately $41,000,000 in sold loan participations outstanding.  The policies, procedures and credit risk of the Company are reflective of the current economy.  The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates and exploring programs where we can match our cost of funds.  As a result of the continued low interest rate environment throughout 2010, long-term fixed-rate residential mortgage demand remained high.  To manage interest rate risk, the Company originated $55,928,000 for sale into the secondary market rather than for portfolio retention.

As a part of the risk management practices of the Company, gross loans were strategically reduced $14,897,000, or 3%, from $430,698,000 at December 31, 2009 to $415,801,000 as of December 31, 2010.  Gross loans represented 74% of total assets at December 31, 2010, compared to 77% of total assets as of December 31, 2009.

Net of loan participations, in 2010 the Company originated $26,041,000 of commercial and industrial loans and $12,022,000 of commercial real estate loans compared to $22,959,000 and $9,726,000, respectively in 2009.  Also, during 2010, the Company originated $13,725,000 of residential real estate loans for portfolio retention and $15,986,000 of consumer loans, compared to $13,809,000 and $20,602,000, respectively, in 2009.  Included in mortgage loans are $4,727,000 of residential real estate construction lines in 2010 and $8,307,000 in 2009.  In addition for 2010, the Company had net originations of lines of credit in the amounts of $20,154,000 for commercial borrowers and $16,758,000 in home equity and other consumer lines of credit.

As previously stated, in keeping with the risk management strategy of the Company, net origination activity declined 1% in 2010 compared to 2009.  The decline in the commercial and CRE originations was due to weak economic conditions and the related strict underwriting practices that the Company employs to help ensure against possible future losses, as well as selling participations in commercial and industrial and commercial real estate loans.

Commercial and industrial

Commercial and industrial lending increased $8,059,000, or 10%, to $85,129,000 during 2010.  While the majority of this portfolio remained unchanged, with originations replacing scheduled run-off, the Company saw an increase in municipal tax anticipation loans.  Tax anticipation loan activity provides the Company an opportunity to establish deposit and trust relationships in addition to provide for the funding needs of the local municipal and school district communities.

Commercial real estate

Commercial real estate lending saw a decrease of $20,294,000, or 11%, from $189,488,000 at December 31, 2009 to $169,194,000 as of December 31, 2010.  There were several factors contributing to this overall decrease, including the selling of participations, the Company’s decision to maintain its pricing standards and the resolution of several large commercial credits that were not renewed due to the strict underwriting standards of the Company, which are reflective of the current economic conditions.

Residential real estate

Residential real estate saw a decline of $4,190,000, or 5%, to $74,304,000 during 2010.  The majority of this decrease was due to refinance activity associated with the low interest rate environment.  Loans within the Company’s residential real estate portfolio were refinanced, to long-term, fixed-rate loans, and subsequently sold into the secondary market, consistent with the risk management practices of the Company.

Consumer loans

Consumer loans saw a modest increase of $1,529,000, or 2%, from $85,645,000 at December 31, 2009 to $87,174,000 at December 31, 2010.  While the consumer portfolio remained relatively stable during 2010, there was a flux in a few of the classes within this segment.  Home equity installment loans saw a decrease of $8,088,000, which was almost entirely offset by a $7,334,000 increase in home equity lines of credit.  The Company credits this fluctuation within the portfolio to home equity installment loan pay-offs from mortgage loan refinancing partially offset by promotions run during 2010 featuring home equity lines of credit with a floating rate that was tied to the national prime rate.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods as is as follows:

	2010	%	2009	%

Commercial and industrial	$85,129,274	20.5%	$77,070,743	17.9%
Commercial real estate:
Non-owner occupied	69,337,940	16.7	79,012,903	18.3
Owner occupied	87,355,325	21.0	99,396,996	23.1
Construction	12,500,834	3.0	11,078,435	2.6
Consumer:
Home equity installment	40,089,001	9.6	48,176,530	11.2
Home equity line of credit	29,185,099	7.0	21,851,428	5.1
Auto	10,734,367	2.6	9,857,017	2.3
Other	7,165,328	1.7	5,759,825	1.3
Residential:
Real estate	68,159,514	16.4	70,958,261	16.5
Construction	6,144,469	1.5	7,535,519	1.7

Gross loans	415,801,151	100.0%	430,697,657	100.0%

Less:
Allowance for loan losses	7,897,822		7,573,603
Net loans	$407,903,329		$423,124,054

Loans held-for-sale	$213,000		$1,221,365

	2008	%	2007	%	2006	%

Real estate:
Commercial	$164,772,236	37.4%	$143,596,397	33.7%	$158,446,052	37.5%
Residential	98,510,562	22.3	116,978,378	27.5	112,742,692	26.7
Construction	11,426,978	2.6	10,703,249	2.5	13,369,712	3.2
Commercial and industrial	80,707,756	18.3	72,461,485	17.0	59,767,164	14.1
Consumer	85,091,205	19.3	81,998,093	19.2	77,729,520	18.4
Direct financing leases	443,957	0.1	511,178	0.1	588,211	0.1
Gross loans	440,952,694	100.0%	426,248,780	100.0%	422,643,351	100.0%
Less:
Allowance for loan losses	4,745,234		4,824,401		5,444,303
Net loans	$436,207,460		$421,424,379		$417,199,048

Loans held-for-sale	$84,000		$827,250		$122,000

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2010.  Excluded from the table are residential real estate loans and consumer loans (dollars in thousands):

		More than
	One year	one year to	More than
	or less	five years	five years	Total
Commercial and industrial	$30,116	$26,158	$28,855	$85,129
Commercial real estate	34,539	75,268	46,887	156,694
Commercial real estate construction	12,501	-	-	12,501
Residential real estate construction	6,144	-	-	6,144
Total	$83,300	$101,426	$75,742	$260,468

Both residential and commercial real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the greater than one-year sensitivity changes in interest rates for performing commercial and CRE loans at December 31, 2010 (dollars in thousands):

	One to five	More than
	years	five years	Total

Fixed interest rate	$26,192	$36,509	$62,701
Variable interest rate	69,578	41,514	111,092
Total	$95,770	$78,023	$173,793

Non-refundable fees and costs associated with all loan originations are deferred.  Using the principal reduction method, the deferral is released as charges or credits to loan interest income over the life of the loan.

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

Loans held-for-sale

Upon origination, certain residential mortgages are classified as held-for-sale (HFS).  In the event market rates increase, fixed-rate loans and adjustable-rate loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a declining interest rate environment, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage interest rate and prepayment risk, loans meeting these conditions may be classified as HFS.  The carrying value of loans HFS is at the lower of cost or estimated fair value.  If the fair values of loans HFS fall below their original cost, the difference is written down and charged to current earnings.  Any subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans HFS as of December 31, 2010 were $213,000 with a corresponding fair value of $217,000 compared to $1,221,000 and $1,233,000, respectively, at December 31, 2009.  During 2010, the Company originated $55,928,000 of residential mortgages HFS, compared to $87,896,000 in 2009.  The higher volume in 2009 was a function of the low interest rate environment which produced a spike in the refinance of existing home debt.  During 2010, residential mortgage loans with principal balances of $61,320,000 were sold into the secondary market and the Company recognized net gains of approximately $798,000, compared to $98,213,000 and $1,060,000, respectively during 2009.  The Company expects residential mortgage loan origination activity to continue to recede during 2011.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At December 31, 2010 and 2009, the servicing portfolio balance of sold residential mortgage loans was $188,627,000 and $157,516,000, respectively.

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	specific loans that could have potential loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of homogenous pools by loan category and eliminating the impaired loans;
▪	application of historical loss percentages (two-year average) to pools to determine the allowance allocation; and
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what we believe to be best practices and common industry standards.    Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Total charge-offs, net of recoveries, for the twelve months ending December 31, 2010, were $1,761,000, compared to $2,221,000 in the twelve months of 2009.  The $460,000 decrease resulted primarily from fewer charge-offs of impaired loans in the current year.  Commercial real estate loan net charge-offs of $889,000 were recorded during the twelve months ending December 31, 2010 versus $842,000 at December 31, 2009.  Commercial and industrial loan net charge-offs were $448,000 for the twelve months ending December 31, 2010 compared to net charge-offs of $948,000 in the same period of 2009.  There were no residential real estate loan net charge-offs for the twelve months ended December 31, 2010 compared to $9,000 in the like period of 2009.  Consumer loan net charge-offs of $424,000 were recorded during the twelve months ending December 31, 2010 versus $422,000 at December 31, 2009.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7,898,000 at December 31, 2010, an increase of $324,000 from December 31, 2009.  The increase in the allowance was primarily driven by increased historical loss percentages applied to the loan pools in the allowance calculation.

Management believes that the current balance in the allowance for loan losses of $7,898,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances, which become identified in future periods that may require additional charge-offs and/or increases to the allowance.  At December 31, 2010 the ratio of the allowance for loans losses was increased to 1.90% of total loans compared to 1.75% at December 31, 2009.  While the allowance to non-performing loans is below a 1:1 coverage in 2009 and 2010, the level of the allowance is deemed adequate as a substantial amount of the non-accrual loans are collateralized by real estate at sufficient values.  The 30-89 day past due loans at December 31, 2010 were $2,611,000 compared to $5,173,000 at December 31, 2009.  The decrease in the 30-89 day past due loans can be attributed to a general improvement in economic conditions, along with increasing employment and stabilizing real estate values, each having an impact on borrowers’ ability to make their payments in a timely fashion.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated (dollars in thousands):

	2010		2009		2008		2007		2006

Balance at beginning of period	$7,574		$4,745		$4,824		$5,444		$5,985

Charge-offs:
Commercial and industrial	452		983		168		376		630
Commercial real estate	892		844		565		-		31
Consumer	463		433		351		256		285
Residential	2		9		45		90		109
Total	1,809		2,269		1,129		722		1,055

Recoveries:
Commercial and industrial	4		35		61		16		37
Commercial real estate	3		2		18		2		27
Consumer	39		11		31		19		124
Residential	2		-		-		125		1
Total	48		48		110		162		189
Net charge-offs	1,761		2,221		1,019		560		866
Provision (credit) for loan losses	2,085		5,050		940		(60)		325
Balance at end of period	$7,898		$7,574		$4,745		$4,824		$5,444

Net charge-offs to average total loans outstanding	0.41%		0.51%		0.24%		0.13%		0.21%
Allowance for loan losses to net charge-offs	4.48	x	3.41	x	4.66	x	8.62	x	6.29	x
Allowance for loan losses to total loans	1.90%		1.75%		1.08%		1.13%		1.29%
Loans 30 - 89 days past due and accruing	$2,611		$5,173		$1,858		$4,698		$2,571
Loans 90 days or more past due and accruing	$288		$555		$604		$26		$81
Non-accrual loans	$9,969		$12,329		$3,493		$3,811		$3,358
Allowance for loan losses to loans 90 days or more past due and accruing	27.36	x	13.65	x	7.85	x	189.41	x	67.54	x
Allowance for loan losses to non-accrual loans	0.79	x	0.61	x	1.36	x	1.27	x	1.62	x
Allowance for loan losses to non-performing loans	0.77	x	0.59	x	1.16	x	1.26	x	1.58	x
Average total loans	$427,464		$432,642		$420,834		$424,781		$418,389

The allowance for loan losses can generally absorb losses throughout the loan portfolio.  However, in some instances an allocation is made for specific loans or groups of loans.  Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Company, as previously explained.  The changes in the allocations from year-to-year are based upon year-end reviews of the loan portfolio.

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

	2010	%	2009	%
Category
Commercial real estate	$4,238,272	53.7%	$4,313,897	56.9%
Commercial and industrial	1,367,531	17.3	1,406,102	18.6
Consumer	1,249,306	15.8	1,252,826	16.5
Residential real estate	862,654	10.9	505,259	6.7
Unallocated	180,059	2.3	95,519	1.3

Total	$7,897,822	100.0%	$7,573,603	100.0%

	2008	%	2007	%	2006	%
Category
Real estate:
Commercial	$1,930,511	40.7%	$1,989,267	41.2%	$2,586,967	47.5%
Residential	710,981	15.0	636,899	13.2	578,117	10.6
Construction	67,141	1.4	52,634	1.1	59,617	1.1
Commercial and industrial	929,548	19.6	990,105	20.5	962,903	17.7
Consumer	973,356	20.5	960,505	19.9	1,157,091	21.2
Direct financing leases	6,837	0.1	9,355	0.2	14,058	0.3
Unallocated	126,860	2.7	185,636	3.9	85,550	1.6
Total	$4,745,234	100.0%	$4,824,401	100.0%	$5,444,303	100.0%

The allocation of the allowance for the commercial loan portfolio which is comprised of commercial real estate loans and commercial and industrial loans, accounted for approximately 71%, or $5,606,000 of the total allowance for loan losses at December 31, 2010.  Collateral values were prudently calculated to provide a conservative and realistic value supporting these loans.  The Company uses information from its ongoing review process as well as appraisals from independent third parties and other current market information to support the valuations.  The allocations to the other categories of loans are adequate compared to the actual two-year historical net charge-offs. Approximately $1,008,000, or 13%, of the allowance is allocated to specifically identified impaired loans.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of December 31, 2010, non-performing assets represented 2.38% of total assets compared to 2.58% at December 31, 2009.

The following table sets forth non-performing assets at December 31 (dollars in thousands):

	2010	2009	2008	2007	2006

Total loans, including loans held-for-sale	$416,014	$431,919	$441,037	$427,076	$422,765

Loans past due 90 days or more and accruing	$288	$555	$604	$26	$81
Non-accrual loans	9,969	12,329	3,493	3,811	3,358
Total non-performing loans	10,257	12,884	4,097	3,837	3,439
Restructured loans	783	-	-	-	-
Other real estate owned	1,261	887	1,451	107	197
Non-accrual securities	1,091	583	-	-	-
Total non-performing assets	$13,392	$14,354	$5,548	$3,944	$3,636

Non-accrual loans to total loans	2.40%	2.85%	0.79%	0.89%	0.79%
Non-performing loans to total loans	2.47%	2.98%	0.93%	0.90%	0.81%
Non-performing assets to total assets	2.38%	2.58%	0.96%	0.67%	0.65%

The composition of non-performing loans as of December 31, 2010 is as follows (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans
Commercial and industrial	$85,129	$98	$165	$263	0.31%

Commercial real estate:

Owner occupied	87,355	15	2,768	2,783	3.19%
Non-owner occupied	69,338	-	2,000	2,000	2.88%
Construction	12,501	-	-	-	0.00%

Consumer:

Home equity installment	40,089	111	601	712	1.78%
Home equity line of credit	29,185	-	508	508	1.74%
Auto	10,734	2	14	16	0.15%
Other	7,165	-	13	13	0.19%

Residential:
Real estate	68,160	62	3,806	3,868	5.67%
Construction	6,145	-	94	94	1.54%

Total	$415,801	$288	$9,969	$10,257	2.47%

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans on a non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  The commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest, and, unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest.  Securities are placed on non-accrual status when principal has been impaired and the receipt of cash interest has ceased.  Uncollected accrued interest is reversed and charged against interest income when loans and securities are placed on non-accrual status.

The majority of the decrease in non-performing assets for the period is mainly attributed to a reduction of the non-accrual loans.  However, during the period $1,091,000 of corporate bonds consisting of pooled trust preferred securities were on non-accrual status, compared to $583,000 in 2009. There were no non-accrual securities prior to 2009.  For a further discussion on the Company’s securities portfolio, see Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, contained within management’s discussion and analysis.  Most of the non-accrual loans are collateralized, thereby mitigating the Company’s potential for loss.  In 2009, non-performing loans were $12,884,000 and $10,257,000 at year-end 2010.  The decrease occurred mainly in the commercial loan portfolio as several borrowers were able to meet their contractual repayment obligations as a result of the improved economic conditions.  Action plans for the resolutions of each of the Company’s non-performing loans have been developed, monitored and are periodically updated as needed.  There were no repossessed assets at December 31, 2010 or 2009.  ORE at December 31, 2010 consisted of five properties which are listed for sale with realtors.  ORE at year-end 2009 consisted of three properties.   The non-accrual loans aggregated $9,969,000 at December 31, 2010 and were $12,329,000 at December 31, 2009.  During 2010, approximately $8,338,000 of loans were placed on non-accrual status.  These were partially offset by reductions or payoffs of $7,948,000, charge-offs of $1,289,000, $1,053,000 of transfers to ORE and $409,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $288,000 at December 31, 2010 compared to $555,000, at December 31, 2009.   The percentage of non-performing assets to total assets was 2.38% at December 31, 2010, a decrease from 2.58% at December 31, 2009.  Non-performing loans to total loans were 2.47% at December 31, 2010, and 2.98% at December 31, 2009.

There were two troubled debt restructured loans (TDRs) at December 31, 2010. The TDRs are accruing and performing loans on which the Company has granted certain concessions to provide payment relief to the borrower.  These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments.

Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  During 2010, the Company collected approximately $38,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2010 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $221,000 for the year ended December 31, 2010.

Bank premises and equipment, net

Net of accumulated depreciation, premises and equipment decreased $598,000, or 4%, during 2010.  The Company purchased premises and equipment or transferred assets from construction in process, a component of other assets in the consolidated balance sheet, of approximately $958,000 in total during 2010 compared to $908,000 in 2009.  During 2010, the Company entered into a new lease agreement with a new owner-landlord of its Eynon branch.  Under the terms of the new operating lease, as defined in the accounting guidance, the terms contain an initial ten-year period supplemented with four renewal options of five years each.  The terms under the new lease agreement are not materially different than the terms of the original, terminated lease, however the minimum lease payments have been reduced due to the initial period being only ten years.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $1,261,000 at December 31, 2010 consisting of five properties, all of which were listed for sale with realtors.  Two of the properties were in the ORE account during 2009 at a fair value $337,000.  These two properties were written down by $129,000 during 2010 to the current fair value of $208,000 based upon updated appraisals and market conditions.  As of December 31, 2009 ORE consisted of three properties at an aggregate value of $887,000.

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

Other assets

Other assets increased 4% to $14,938,000 as of December 31, 2010 from $14,416,000 at December 31, 2009.  The increase was caused by a $1.2 million increase in the net deferred tax asset from the current year impairment charges recognized partially offset by the tax effect of the decrease in the net unrealized loss position in the AFS securities portfolio.  The net increase in the net deferred tax asset was partially offset by $738,000 in amortization, or a decrease of the prepaid FDIC insurance premium that was established in 2009.  The $2,025,000 prepaid FDIC insurance premium will be released as a charge to earnings over the next two years.

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

The Company’s profitability is also affected by the level of non-interest income and expense, provision for loan losses and provision for income taxes.  Non-interest income consists mostly of service charges on the Bank’s deposit and loan products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from the sales of loans, securities and foreclosed properties held-for-sale, write-down to market value of foreclosed properties held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges from investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance, professional fees, supplies and other operating overhead.

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

Overview

For the year ended 2010, the Company incurred a net loss of $3,204,000, or $1.50 per diluted share, compared to a net loss of $1,400,000, or $0.67 per diluted share, for the year ended December 31, 2009.  For the year ended December 31, 2010, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were -0.55% and -6.69% compared to -0.25% and -2.91%, respectively, for the year ended December 31, 2009.  The current year included a non-operating, non-cash, after-tax charge of $7,812,000 related to OTTI in the Company’s AFS securities portfolio, compared to $2,178,000 for the year ended December 31, 2009.  Partially offsetting the OTTI charges in 2010 were increased net interest income of $1,641,000, or 9%, a lower provision for loan losses of $2,965,000 and 6% lower operating expenses of $1,224,000.  The increase in the net loss in 2010 caused a more negative ROA and ROE.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for 2010, 2009 and 2008 (dollars in thousands):

	2010			2009			2008
	Average		Yield /	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets

Interest-earning assets
Interest-bearing deposits	$25,701	$65	0.25%	$562	$1	0.10%	$233	$3	1.36%

Investments:
Agency - GSE	23,872	856	3.58	36,842	1,769	4.80	49,034	2,576	5.25
MBS - GSE residential	26,216	786	3.00	11,072	618	5.58	35,294	1,833	5.19
State and municipal	23,100	1,543	6.68	24,278	1,610	6.63	15,813	1,014	6.41
Other	22,984	218	0.95	25,988	475	1.83	25,967	1,252	4.82
Total investments	96,172	3,403	3.54	98,180	4,472	4.56	126,108	6,675	5.29

Loans:
Commercial and CRE	265,193	15,200	5.73	261,842	15,829	6.05	231,721	15,869	6.85
Consumer	61,050	4,329	7.09	65,916	4,559	6.92	71,089	4,872	6.85
Residential real estate	100,894	5,375	5.33	104,481	5,787	5.54	117,547	6,985	5.94
Direct financing leases	327	20	6.10	403	25	6.12	477	29	6.15
Total loans	427,464	24,924	5.83	432,642	26,200	6.06	420,834	27,755	6.60

Federal funds sold	5,812	14	0.24	4,603	11	0.25	3,342	91	2.73

Total interest-earning assets	555,149	28,406	5.12%	535,987	30,684	5.72%	550,517	34,524	6.27%

Non-interest earning assets	32,405			29,289			33,301

Total Assets	$587,554			$565,276			$583,818

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$99,638	$854	0.86%	$53,690	$404	0.75%	$38,425	$331	0.86%
NOW	76,178	190	0.25	62,090	197	0.32	59,130	616	1.04
MMDA	82,676	640	0.77	106,115	1,624	1.53	93,465	2,460	2.63
CDs < $100,000	92,734	1,777	1.92	101,286	3,217	3.18	98,410	4,052	4.12
CDs > $100,000	52,691	1,610	3.05	63,436	2,435	3.84	80,389	3,638	4.53
Clubs	1,602	8	0.51	1,687	19	1.14	1,764	21	1.19
Total interest-bearing deposits	405,519	5,079	1.25	388,304	7,896	2.03	371,583	11,118	2.99

Repurchase agreements	12,692	89	0.70	8,743	28	0.32	12,074	103	0.85

Borrowed funds	41,131	1,660	4.03	45,979	2,873	6.25	74,530	3,463	4.65

Total interest-bearing liabilities	459,342	6,828	1.49%	443,026	10,797	2.44%	458,187	14,684	3.20%

Non-interest bearing deposits	76,707			70,285			67,717

Non-interest bearing liabilities	3,627			3,828			4,503

Total liabilities	539,676			517,139			530,407

Shareholders' equity	47,878			48,137			53,411

Total liabilities and shareholders' equity	$587,554			$565,276			$583,818
Net interest income		$21,578			$19,887			$19,840

Net interest spread			3.63%			3.28%			3.07%

Net interest margin			3.89%			3.71%			3.60%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income by total average interest-earning assets .

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

	Years ended December 31,
	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Residential real estate	$(195)	$(217)	$(412)	$(744)	$(454)	$(1,198)
Commercial and CRE	198	(913)	(715)	1,912	(1,992)	(80)
Consumer	(348)	114	(234)	(362)	45	(317)
Total loans and leases	(345)	(1,016)	(1,361)	806	(2,401)	(1,595)
Investment securities, interest-bearing deposits and
Federal funds sold	792	(1,760)	(968)	(1,159)	(1,298)	(2,457)
Total interest income	447	(2,776)	(2,329)	(353)	(3,699)	(4,052)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(374)	(452)	(826)	(700)	(503)	(1,203)
Other	436	(2,428)	(1,992)	790	(2,809)	(2,019)
Total deposits	62	(2,880)	(2,818)	90	(3,312)	(3,222)
Other interest-bearing liabilities	(47)	(1,105)	(1,152)	(1,525)	860	(665)
Total interest expense	15	(3,985)	(3,970)	(1,435)	(2,452)	(3,887)
Net interest income	$432	$1,209	$1,641	$1,082	$(1,247)	$(165)

Like 2009, the interest rate yield curve remained positively sloped in 2010, but at uniquely low levels. The FOMC has not adjusted the short-term federal funds rate which has remained near zero percent during 2009 and 2010.  Similarly, at 3.25%, the national prime interest rate remained constant throughout 2010 as it did during all of 2009.  National prime is a benchmark rate banks use to set rates on various lending and other interest-earning products.  Operating in a very low interest rate environment has and will continue to challenge financial institutions in the coming year.  The challenge facing banks in today’s markets is to be able to effectively fund longer-termed interest producing assets with shorter-termed interest-bearing liabilities, not solely for higher current spreads but to prudently position the institution by managing interest rate risk when rates begin to rise and asset duration lengthens.  Therefore, similar to 2009 and 2010, operating in this low interest rate environment will continue to suppress significant asset growth in the near-term.

The effect of this low interest rate level has been to continue to exert downward pressure on the yields of the Company’s interest-earning assets.  With rate-cutting beginning three years ago, this pressure existed with increasing momentum through today.  The Company has been able to more than offset this pressure by periodically adjusting rates on its interest-bearing deposits.  In response to the swift downward shift in rates, the Company’s asset/liability committee assessed, among other things, the impact the interest rate movements have had on its earning assets.  Where necessary, rate adjustments to interest-bearing deposits and repurchase agreements were implemented and high-costing long-term wholesale funding sources were paid off and not renewed, all of which helped minimize the effect rate changes have had on net interest income.  The committee meets frequently and has successfully implemented rate setting strategies to help mitigate the interest rate risk inherent in the balance sheet and has been able to preserve its net interest margin to acceptable levels.  The Company’s overall cost of funds, which includes the effect of non-interest bearing DDA balances as a no-cost funding source has declined 83 basis points, from 2.10% to 1.27% for the years ended December 31, 2009 and 2010, respectively.

As market rates along with national prime remain at current levels, loan originations, renewing commercial and residential loans and lines of credit continued to price below the average 2009 and 2010 portfolio yields.  In addition, the decrease in the Treasury yields and other capital market rates, which began in 2008, has had and could continue to have an unfavorable impact on the Company’s total 2010 and 2011 investment portfolio yield.  The prevalent low interest rate environment of late has had a negative impact on the Company’s interest-earning assets.  Total interest income declined 8%, or $2,329,000, from $29,909,000 in 2009 to $27,580,000 in 2010 and caused the tax-equivalent yield on earning assets to continue to slide – decreasing 60 basis points compared to 2009.  Management expects yields to continue to experience a period of descent on its interest-earning assets during 2011.

Interest expense decreased $3,970,000, or 37%, from $10,797,000 in 2009 to $6,827,000 in 2010.  The lower interest rate environment that has dominated the economy over the past three years required the Company to periodically reduce offering rates on both its deposit and repurchase agreement products.  Though the Company recorded a $17,215,000 net increase in average interest-bearing deposits, interest expense on deposits declined $2,818,000 in 2010 compared to 2009 caused by a 78 basis point decline on rates paid.  The effect of the increase in average interest-bearing deposits was an additional $62,000 in interest expense.  Interest expense on borrowed funds declined $1,152,000 during 2010, mostly from the 205 basis point reduction in rates paid.  The lower interest from borrowings was from the $11,000,000 reduction in long-term debt during the latter part of 2010 and the reduction of $20,000,000 in long-term debt in 2009.  The 2010 advance with the FHLB carried an interest rate of 5.59%.  The 2009 paid-off advances carried a weighted-average rate of 5.72% including a $10,000,000, 6.12% piece that was scheduled to mature in 2010.  The early pay-down required a $505,000 prepayment of interest that is included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2009.

In an effort to maintain reasonable interest rate spreads to its earning-assets, the Company’s asset/liability committee reduced rates paid on CDs as well as rates paid on transactional deposits.  In today’s environment, rates on CDs should naturally price lower as they mature.  Whether or not the Company can continue to reduce rates on deposits that are currently priced at unprecedented low levels will be predicated on the interest rate environment, liquidity position, the re-pricing characteristics of interest-earning assets and competition.

The resulting performance that the mix of the Company’s interest-sensitive assets and liabilities and the impact the yield curve slope has had during 2010, combined with non-renewal and early pay-off of high-costing long-term debt, caused net interest income to increase $1,641,000, or 9%, from $19,112,000 in 2009 to $20,753,000 in 2010.  On a tax-equivalent basis, the net interest rate spread increased 35 basis points from 3.28% to 3.63% and the tax-equivalent margin improved 18 basis points, from 3.71% in 2009 to 3.89% in 2010, respectively.

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Management continuously reviews the risks inherent in the loan portfolio.  Loans determined to be uncollectible are charged-off against the allowance for loan losses.  The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Company’s Special Asset Committee meets periodically to review problem loans.  The committee is comprised of management, including the chief risk officer, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

Provisions for loan losses of $2,085,000 were made for the year December 31, 2010 as compared to $5,050,000 for the December 31, 2009 year.  Improvement in overall asset quality primarily resulting from the successful resolution of several large commercial credits allowed for a lower provision for loan losses.

Other income (loss)

For the year ended December 31, 2010, the Company recorded a net other (non-interest) loss of $6,412,000 compared to non-interest income of $2,161,000 recorded during the year ended December 31, 2009.  In 2010, a non-cash other-than-temporary impairment (OTTI) charge of $11,836,000 was recognized compared to $3,300,000 recognized for the year ended December 31, 2009.  The OTTI charges were related to the Company’s investment in pooled trust preferred securities.  The carrying values of these securities were written down to their fair values as management has deemed the impairment to be other-than-temporary.  For a further discussion on the Company’s investment in pooled trust preferred securities see Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, contained within this management’s discussion and analysis.  Excluding the OTTI charges in 2010 and 2009, other non-interest income was essentially unchanged, with the $262,000 decline in gains recognized from mortgage banking services offset by transactions related to foreclosed properties held-for-sale and increased fees and service charges from loans and deposits.

Other expenses

For the year ended December 31, 2010, other operating expenses decreased $1,224,000, or 6%, from $19,241,000 for the year ended December 31, 2009 to $18,017,000 for the 2010 year.  Despite a one-time $400,000 severance and voluntary termination payout, from a planned organization restructuring and annual merit increases, salary and employee benefits declined $763,000, or 8%, in 2010 compared to 2009.  The average full-time equivalent (FTE) number of employees was 165 in 2010 compared to 192 FTEs in 2009.  Expenses related to premises and equipment declined $130,000, or 4%, in 2010 compared to 2009 including a decline in rental expense of $91,000.  Savings from property insurance and facility maintenance also contributed to the reduction in premises and equipment.  Advertising and marketing expense increased $150,000, or 15% in the current year.  Costs associated with the development of the Company’s new website, the implementation of a Company branding campaign, expenses for disseminating customer notifications of federal regulatory changes and promotional related expenses for sales campaigns designed to strengthen services for deposit customers contributed to the increase.  Professional services declined $106,000, or 8%, due in part to the one-time, $162,000 consulting agreement expense paid to the Company’s former chief executive officer in 2009 partially offset by higher fees for audit and tax services.  FDIC deposit insurance premiums declined $318,000, or 27% in 2010 compared to 2009.  The 2009 amount includes special assessments intended to shore up the FDIC’s insurance reserve.  Special assessments were not required in 2010.

The ratios of non-interest expense less non-interest income to average assets, known as the industry’s expense ratio, at December 31, 2010 and 2009 were 2.07% and 2.37%, respectively.  The expense ratio, which excludes OTTI and other securities transactions, declined due to the lower expense base most notable in employee salary and benefit costs and lower professional services expenses.

Provision for income taxes

The Company’s larger pre-tax loss in 2010 compared to 2009 was the cause of a larger credit for income taxes in 2010 compared 2009.

Comparison of Financial Condition as of December 31, 2009
and 2008 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Consolidated assets decreased $19,702,000, or 3%, during the year ended December 31, 2009 to $556,017,000.  The decline was the result of decreased total borrowings of $41,597,000, or 46%, and a decrease in total shareholders’ equity of $3,286,000, or 7%, partially offset by a 6%, or $25,682,000 increase in deposits.  The decline in borrowings resulted from a combination of deposit growth and balance sheet de-leveraging.  Shareholders’ equity declined due to the net loss recorded for the year ended December 31, 2009 and the declaration of cash dividends plus the reduction in intrinsic value from the expiration of the cash flow hedge.

Deposits

Total deposits increased $25,682,000, or 6%, during 2009 to $458,994,000.  The increase stemmed from growth in savings and clubs of $45,009,000 and NOW accounts of $11,907,000, partially offset by declines in CDs including CDARS of $25,431,000, net and money market accounts of $5,250,000.  In an effort to grow and retain core deposits, the Company introduced innovative options to its variety of deposit products.  Most notably, in 2009 the Company created special savings account offerings tailored to the needs of both business and non-business customers.  This creativity resulted in savings account balances that more than doubled by the end of 2009 compared to December 31, 2008.

Short-term borrowings

Due to the constant flow of funds in to and out of the sweep product, their balances tend to be somewhat volatile, mimicking the likes of a DDA deposit account. Customer liquidity is the typical cause for variances in repurchase agreements, which during 2009 declined $3,665,000 from $11,412,000 at December 31, 2008 to $7,747,000 as of December 31, 2009.

Long-term debt

The weighted-average rate that was in effect on funds borrowed at December 31, 2009 was 5.11% compared to 5.35% as of December 31, 2008.  The 2009 weighted-average rate was 61 basis points below the tax-equivalent yield of 5.72% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2009.  Rates on the $32,000,000 balances of long-term advances were fixed, but structured to adjust quarterly in the event that market interest rates had risen beyond the issues’ original or strike rates.  During the third quarter of 2009, $10,000,000 of convertible select advances with a weighted-average interest rate of 6.12%, scheduled to mature in 2010, were paid off.  At the time of pay-off, the Company incurred $505,000 of prepayment interest costs that were included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2009.  This deleveraging allowed the Company access to higher available liquidity and to strengthen regulatory capital ratios.

Investments

As of December 31, 2009 and December 31, 2008, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $56,000 and $31,000, respectively.  Total investments decreased $7,657,000 during 2009.  The carrying value of investment securities, at December 31, 2009, was $76,530,000, or 14% of total assets compared to $84,187,000, or 15%, as of December 31, 2008.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2009, was as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
Agency - GSE	-%	-%	3.32%	5.02%	4.67%
MBS - GSE residential	-	6.00	6.04	4.76	4.81
State & municipal subdivisions	-	-	5.60	6.22	6.21
Pooled trust preferred securities	-	-	-	1.69	1.69
Total debt securities	-%	-%	3.65%	4.54%	4.46%

Loans

Gross loans decreased $10,255,000, or 2%, from $440,953,000 at December 31, 2008, to $430,698,000 at December 31, 2009.  Gross loans represented 77% of total assets at both December 31, 2009 and December 31, 2008.

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

The Company’s origination, for portfolio, activity declined 27% in 2009 compared to 2008.  Because of the low interest rate environment, borrowers’ sentiment was to procure and refinance to low, fixed-rate mortgage loans.  The decline in the commercial and CRE originations was due to weak economic conditions and the related strict underwriting practices that the Company employed to help ensure against possible future losses.

Commercial and Commercial Real Estate Loans:

During 2009 the Company further implemented the concept of reinforcing and building relationships.  Commercial lenders became relationship managers and had the knowledge to deal with loans, deposits and referrals to other areas of the bank such as the trust and asset management departments.  The commercial and CRE portfolio increased to $263,514,000 from $245,480,000, or 7%, during 2009.  Deposits associated with lending, whether they were retail or commercial, benefited from the emphasis on relationships and not just loans.

Residential Real Estate Loans:

Residential real estate loans declined $27,509,000, or 28%, to $71,001,000 in 2009.  During the first quarter of 2009, the Company transferred $10,838,000 of residential mortgage loans to the HFS portfolio, which were simultaneously sold.  The balance of the residential real estate mortgage decline was mostly from net pay-downs during 2009.

Consumer Loans:

Despite reduced origination, compared to December 31, 2008, the consumer loan portfolio remained relatively unchanged as of December 31, 2009.  During the latter part of 2008 the Company began a new relationship with an automobile dealership which, along with increased prime-based home equity lines of credit, offset lower installment loan balances and helped to stabilize the size of the consumer loan portfolio.

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

Loans held-for-sale

Loans HFS at December 31, 2009 were $1,221,000 with a corresponding fair value of $1,233,000 compared to $84,000 and $85,000, respectively, at December 31, 2008.  During 2009, the Company originated $87,896,000 of residential mortgages HFS, compared to $14,754,000 in 2008.  The higher volume in 2009 was a function of the low interest rate environment which spawned refinance activity of existing home debt.  During 2009, residential mortgage loans with principal balances of $98,213,000 were sold into the secondary market and net gains of approximately $1,060,000 were recognized, compared to $46,969,000 and $261,000, respectively, during 2008.  Included in the 2009 sale were $10,838,000 of residential mortgage loans transferred from the loan portfolio during the first quarter of 2009 compared to $28,103,000 in the early part of 2008.  The Company did not expect residential mortgage loan activity to continue at the 2009 pace.

At December 31, 2009 and 2008, the servicing portfolio balances of sold residential mortgage loans were $157,516,000 and $95,856,000, respectively.

Allowance for loan losses

The allowance for loan losses was $7,574,000 at December 31, 2009, an increase of $2,829,000 from December 31, 2008.  The increased allowance was primarily driven by a migration of commercial loan credit risk ratings from pass to classified status, higher loan charge-offs, and a generally weaker economic outlook  Total charge-offs, net of recoveries, for the year ended December 31, 2009, were $2,221,000, compared to $1,019,000 in 2008.  The higher level of charge-offs recorded in 2009 primarily resulted from the write-down of impaired loans to current fair value.  The majority of the increase occurred in the commercial portfolio and was attributed to non-performing loan dispositions and write-downs before transfers to ORE.

Non-performing assets

The majority of the increase in non-performing assets during 2009 was attributed to non-accruing commercial business loans, non-accruing real estate loans in the process of foreclosure and non-accruing investment securities. During 2009, $583,000 of corporate bonds consisting of pooled trust preferred securities were moved to non-accrual status. There were no non-accrual securities prior to 2009.  Most of the non-accruing loans are collateralized, thereby mitigating the Company’s potential for loss.  In 2008, non-performing loans were $4,097,000 and $12,884,000 at year-end 2009.  The increase occurred mainly in the commercial loan portfolio as several local borrowers were unable to meet their contractual repayment obligations as a result of the weakened economic conditions.  Action plans for the resolution of each of the Company’s non-performing loans were developed, monitored and periodically updated as needed.  There were no repossessed assets at December 31, 2009 or 2008.  ORE at December 31, 2009 consisted of three properties which were listed for sale with realtors.  ORE at year-end 2008 consisted of four properties.   The non-accrual loans aggregated $12,329,000 at December 31, 2009 and were $3,493,000 at December 31, 2008.  During 2009, approximately $12,492,000 of loans were placed in non-accrual status.  These were partially offset by reductions or payoffs of $1,131,000, charge-offs of $1,979,000, $469,000 of transfers to ORE and $77,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing totaled $555,000 at December 31, 2009 compared to $604,000, at December 31, 2008.   The percentage of non-performing assets to total assets was 2.58% at December 31, 2009, an increase from 0.96% at December 31, 2008, primarily due to the transfer of loans and investments to non-performing status.  Non-performing loans to net loans were 3.04% at December 31, 2009, and 0.94% at December 31, 2008.

During 2009, the Company collected approximately $31,000 of interest income recognized on the cash basis.  If the non-accrual loans that were outstanding as of December 31, 2009 were performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $365,000 for the year ended December 31, 2009.

Bank premises and equipment, net

Net of accumulated depreciation and disposals, premises and equipment decreased $695,000.  During 2009, the Company purchased or transferred from construction in process approximately $908,000 compared to $4,489,000 in 2008.  The 2008 amount included construction and the completion of the Company’s West Scranton branch expansion project.  There were no such projects during 2009.

Foreclosed assets held-for-sale

Other real estate owned

ORE was $887,000 at December 31, 2009 consisting of three properties, all of which were listed for sale with a realtor.  At December 31, 2008 ORE consisted of four properties with an aggregate value of $1,451,000.

Other assets

Other assets increased 61% to $14,416,000 as of December 31, 2009 from $8,930,000 at December 31, 2008.  The increase was caused predominately by the 2009 federal mandate that banks pre-fund their three-year estimated FDIC insurance premium.  The prepaid insurance premium will be released as a charge to earnings through 2012.  Also contributing to the increase were additional deferred tax assets that resulted from impairment losses in the securities AFS portfolio recognized during 2009.  These increases were partially offset by the reduction in carrying value and subsequent expiration of the Company’s derivative contract during 2009.

Results of Operations

Earnings Summary

For the year ended December 31, 2009, the Company incurred a net loss of $1,400,000, compared to net income of $3,636,000 for the year ended December 31, 2008.  For the year ended December 31, 2009 diluted loss per common share was $0.67, compared to earnings per share of $1.76 for the same period of 2008.  For the year ended December 31, 2009, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were -0.25% and -2.91% compared to 0.62% and 6.81%, respectively, for the year ended December 31, 2008.  2009 included a non-operating, non-cash, after-tax charge of $2,178,000 related to an other-than-temporary impairment (OTTI) in the Company’s security AFS portfolio, compared to $288,000 in 2008.  In addition, during 2009, the Company recorded a provision for loan losses in the amount of $5,050,000 compared to $940,000 in 2008.  The provision for loan losses in 2009 was recorded to reinforce and fund the allowance for loan losses for heightened credit risks from a weakened economy and declining real estate values, as well as an increase in the commercial real estate portfolio.  Further contributing to the lower net income were lower interest income of $165,000 and higher non-interest expenses of $1,030,000, or 6%.  During 2009, the company also paid off long-term debt and incurred $505,000 of prepayment interest costs which were included as a component of interest expense in the consolidated income statement for the year ended December 31, 2009.  Higher FDIC insurance premiums contributed to the increase in non-interest expense in 2009 compared to 2008.  The declines in ROA and ROE were caused by the decrease in net income.

Net interest income

The interest rate yield curve remained positively sloped during 2009, but at unprecedented low levels. The FOMC had not adjusted the short-term federal funds rate, which remained near zero percent during 2009.  Similarly, at 3.25%, the national prime interest rate remained constant throughout 2009.  National prime is a benchmark rate banks use to set rates on various lending and other interest-sensitive products.  Operating in a low interest rate environment during 2009 continued to suppress significant asset growth.

While national prime remained at 3.25% throughout 2009, the weighted-average national prime rate decreased 184 basis points, from 5.09%, in 2008.  The effect of this decrease had been to exert extreme downward pressure on the yields of the Company’s interest-earning assets.  With rate-cutting beginning in January 2008, this pressure existed with increasing momentum throughout 2009.  The Company was able to more than offset this pressure by periodically adjusting rates on its interest-bearing deposits.  In response to the swift downward shift in rates, the Company’s asset/liability committee assessed, among other things, the impact the interest rate movements had on its earning assets.  Where necessary, rate adjustments to interest-bearing deposits and repurchase agreements were implemented and high-costing long-term wholesale funding sources were paid off, all of which helped minimize the effect rate changes had on net interest income.  The committee met frequently and successfully implemented rate setting strategies that helped mitigate the interest rate risk inherent in the balance sheet and was able to preserve its net interest margin at acceptable levels.

As market rates fell along with national prime, loan originations, renewing commercial and residential loans and lines of credit continued to price below the average 2009 portfolio yields.  Total interest income declined 12%, or $4,052,000, from $33,961,000 in 2008 to $29,909,000 in 2009 and further caused the tax-equivalent yield on earning assets to decrease 55 basis points.

Interest expense decreased $3,887,000, or 26%, from $14,684,000 in 2008 to $10,797,000 in 2009.  The lower interest rate environment that dominated the economy over the last two years required the Company to periodically reduce offering rates on both its deposit and repurchase agreement products.  Though the Company recorded a net increase in average interest-bearing deposits, interest expense on deposits declined by $3,223,000 in 2009 compared to 2008 caused by a 96 basis point decline on rates paid.  The effect of the $16,721,000 net increase in average interest-bearing deposits was an additional $90,000 in interest expense.  In an effort to maintain reasonable interest rate spreads to its earning-assets, the Company’s asset/liability committee reduced rates paid on CDs as well as rates paid on transactional deposits.  Interest expense on borrowings, including repurchase agreements, declined $665,000 during 2009, mostly from the $31,882,000 decline in average balances.  During 2009, the Company paid off $10,000,000 of high-costing long-term debt and incurred $505,000 of prepayment interest costs that were included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2009.

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

Provision for loan losses

Provisions for loan losses of $5,050,000 were made for the year ended December 31, 2009.  In 2008, provisions of $940,000 were made.  The $5,050,000 provision for loan losses was recorded due to credit quality deterioration ensuing from declines in economic conditions during 2009.  This increase in the provision compared to 2008 was due to the increased levels of credit downgrades, net charge-offs, and an increase in the level of non-performing loans.  A portion was also allocated to safeguard against possible future losses due to weaker economic conditions.

Other income

For the year ended December 31, 2009, total other income was $2,417,000, or 53%, less than the 4,578,000 recorded during the year ended December 31, 2008.  In 2009, a non-cash other-than-temporary impairment (OTTI) charge of $3,300,000 was recorded compared to $436,000 recorded for the year ended December 31, 2008.  For both years, the OTTI charges were related to the Company’s investment in pooled trust preferred securities, for which the carrying values were written down to their fair values as management deemed the impairment to be other-than-temporary.  Service charges on deposit related accounts declined $271,000, or 9%, in 2009 compared to 2008.  This decline was attributed to lower volumes of overdraft transactions.  Further contributing to the decline in other income in 2009, the Company wrote down, to fair value, the carrying amount of its investment in two foreclosed assets held-for-sale by a total of $178,000.  There were no similar write-downs during 2008.  These assets represent two commercial real estate properties that were acquired in foreclosure during 2008.  The 2009 write-downs were based on sales indications received by the Company that were less than the carrying value of the properties.  Partially offsetting these declines in other income were increased gains from mortgage banking services, which increased by $799,000 in the year-over-year comparison and higher levels of loan and financial services fee income.

Other expense

For the year ended December 31, 2009, other operating expenses grew $1,030,000, or 6%, from $18,211,000 for the year ended December 31, 2008.  The higher operating expenses included a $1,046,000 increase in FDIC insurance premiums.  In conjunction with the Company’s branch expansion project during 2008, depreciation on premises and equipment increased $305,000, or 6%, from a full year of expense.  Partially offsetting these increases were lower employee salary and benefit costs and less advertising expenses.  The reduced salary and benefits expense was from fewer full-time equivalent employees in 2009 compared to 2008.  The decline in advertising and marketing was related to the completion of the branch expansion project during 2008 and the related reduction in the associated promotion that did not recur during 2009.  The increase in collection and ORE expenses were associated with more legal, maintenance and other costs associated with the property foreclosure and ownership.  Other expenses declined $422,000, or 24%, due to higher deferral of costs associated with mortgage originations and improved efficiencies of branch operations resulting in lower deposit charge-offs.

The ratios of non-interest expense less non-interest income to average assets (expense ratio) at December 31, 2009 and 2008 were 2.37% and 2.25%, respectively.  The overhead expense ratio, which excludes OTTI and gains from securities sales, drifted upward due mostly to lower average assets and to a lesser extent, higher net non-interest expense.

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

The following table presents, as of December 31, 2010, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest (dollars in thousands):

		Over one	Over three
	One year	year through	years through	Over
	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit *	$78,120	$50,776	$12,972	$1,783	$143,651
Long-term debt	-	5,000	-	16,000	21,000
Repurchase agreements	7,548	-	-	-	7,548
Operating leases	357	699	672	2,889	4,617

Significant commitments:
Letters of credit	2,783	5,240	-	720	8,743
Loan commitments **	22,907	-	-	-	22,907

Total	$111,715	$61,715	$13,644	$21,392	$208,466

*	Includes certificates in the CDARS program.
**
Available credit to borrowers in the amount of $55,858 is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of the Company’s financial condition and results of operations in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial businesses, most all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation as interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk-weightings.  The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the weights applied to securities that are rated below investment grade, thereby inflating the total risk-weighted assets.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  Additional information with respect to capital requirements is contained in Note 14, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

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

During the year-ended December 31, 2010, total shareholders' equity increased $1.1 million, or 2%, due principally from the $5.4 million, after-tax decline in the net unrealized loss position in the Company’s investment portfolio.  Capital was further enhanced by $1,056,000 from investments in the Company’s common stock via the Employee Stock Purchase and Dividend Reinvestment Plans.  These items partially offset the $3.2 million net loss generated in 2010 as well as the $2.1 million of dividends declared.  The Company’s primary source (use) of capital during the previous five years has been from the (use) retention of equity in undistributed earnings (losses), as reflected below:

	Net	Cash dividends	Earnings
	(loss) income	declared	(used) retained

2010	$(3,204,394)	$2,137,349	$(5,341,743)
2009	(1,400,205)	2,078,171	(3,478,376)
2008	3,635,948	2,068,680	1,567,268
2007	4,611,572	1,921,533	2,690,039
2006	4,125,283	1,801,361	2,323,922

As of December 31, 2010, the Company reported a net unrealized loss position of $3,817,000, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $9,194,000 as of December 31, 2009.  Net of principal write-downs of the Company’s investments in pooled trust preferred securities, the Company’s unrealized loss position has improved from December 31, 2009.  The prolonged economic slump has created uncertainty and illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios in the past several years.  Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.  Also, when U.S. Treasury rates begin to rise, investment securities’ pricing will decline.  Bond prices move inversely to the movement of interest rates.  Nonetheless, there is no assurance that future realized and unrealized losses will not be recognized on the Company’s portfolio of investment securities.  Additional information with respect to the investment portfolio and a discussion on the related decline in fair value is contained in Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, in management’s discussion and analysis.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans and investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are a dependable source of daily funds, the sales of both loans and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During a declining interest rate environment, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, periods of rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and the MBS – GSE residential securities portfolio to decrease.  Rising interest rates may also cause deposit inflow to accelerate and invested at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

In 2010, the Company implemented a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of December 31, 2010 the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2010, the Company generated approximately $14.6 million of cash.  During this period, the Company’s operations provided approximately $14.4 million, primarily from the sales of mortgages HFS net of originations.  The Company’s investing activities used $3.1 million in cash during 2010 mostly from net growth in the investments portfolio and investment in premises and equipment, partially offset by net loan pay-downs.  The $23.5 million growth in deposits were partially used to pay down short-and long-term debt thereby providing net funds generated from financing activities of $3.4 million.

As of December 31, 2010, the Company maintained $22,967,000 in cash and cash equivalents and $83,154,000 of investments AFS and loans HFS.  In addition, as of December 31, 2010, the Company had approximately $163,585,000 available to borrow from the FHLB, $21,000,000 available from other correspondent banks and $24,322,000 (including the Borrower-in-Custody (BIC) program) from the Discount Window of the Federal Reserve Bank (FRB).  The purpose of the BIC arrangement is to provide flexibility to banks so they may increase their pool of pledged collateral while avoiding the inconvenience and cost of transporting collateral and supporting documentation to the FRB.  The combined total of $315,028,000 represented 56% of total assets at December 31, 2010.  Management believes this level of liquidity to be strong and adequate to support current operations.

During April 2010, the FHLB informed the Company of a 50% collateral maintenance requirement on outstanding obligations and restrictions on utilization above 35% of the amount available to borrow.  During October 2010, the FHLB informed the Company that it has reduced the restrictions on utilization to above 50% of the amount available to borrow.  During first quarter of 2011, the Company was informed that the methodology by which restrictions are determined was amended.  As a result, the 50% restrictions on utilization and collateral were lifted and the Company is now able to utilize 100% of the amount available to borrow with collateral delivery requirements if usage exceeds 75%.  The Company neither considers the 75% collateral requirement to be overly-restrictive nor effect the liquidity position of the Company.

For a discussion on the Company’s significant determinable contractual obligations and significant commitments, see “Off-Balance Sheet Arrangements and Contractual Obligations,” above.

Management of interest rate risk and market risk analysis

In January 2010, the Federal Financial Institutions Examination Council (FFIEC) released an Advisory on Interest Rate Risk Management (IRR Advisory) to remind institutions of the supervisory expectations regarding sound practices for managing interest rate risk.  While some degree of interest rate risk is inherent in the business of banking, the FFIEC expects financial institutions to have sound risk management practices in place to measure monitor and control interest rate risk exposures, and interest rate risk management should be an integral component of an institution’s risk management infrastructure. The FFIEC expects all institutions to manage their interest rate risk exposures using processes and systems commensurate with the balance sheet complexity, business model, risk profile, scope of operations, earnings and capital levels.  The IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the interest rate risk exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure interest rate risk exposure including: gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates and simulation modeling to measure interest rate risk exposure. The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of interest rate risk management. Institutions should regularly assess interest rate risk exposures beyond typical industry conventions and towards the given economic climate including changes in rates of a magnitude that is greater than the general practice of up and down 200 basis points and different scenarios to reflect changes in slopes of the yield curve.

The adequacy and effectiveness of an institution’s interest rate risk management process and the level of its exposures are critical factors in the regulatory evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.  Management believes the Company’s interest rate risk measurement framework is sound and provides an effective means to measure, monitor, analyze, indentify and control interest rate risk in the balance sheet.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2010 the Company maintained a one-year cumulative gap of positive $80.8 million, or 14.4%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2010 (dollars in thousands):

		More than	More than
	Three months	three months to	one year	More than
	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$14,909	$-	$-	$8,058	$22,967
Investment securities (1)(2)	7,783	12,617	21,130	46,443	87,973
Loans (2)	139,812	57,780	103,484	107,040	408,116
Fixed and other assets	-	9,425	-	33,192	42,617
Total assets	$162,504	$79,822	$124,614	$194,733	$561,673
Total cumulative assets	$162,504	$242,326	$366,940	$561,673

Non-interest-bearing transaction deposits (3)	$-	$8,578	$23,590	$53,612	$85,780
Interest-bearing transaction deposits	66,246	-	70,955	115,816	253,017
Certificates of deposit	28,503	49,630	50,776	14,742	143,651
Repurchase agreements	7,548	-	-	-	7,548
Short-term borrowings	1,000	-	-	-	1,000
Long-term debt	-	-	5,000	16,000	21,000
Other liabilities	-	-	-	2,903	2,903
Total liabilities	$103,297	$58,208	$150,321	$203,073	$514,899
Total cumulative liabilities	$103,297	$161,505	$311,826	$514,899

Interest sensitivity gap	$59,207	$21,614	$(25,707)	$(8,340)
Cumulative gap	$59,207	$80,821	$55,114	$46,774

Cumulative gap to total assets	10.5%	14.4%	9.8%	8.3%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2010 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2010 levels:

	Rates +200	Rates -200

Earnings at risk:
Percent change in:
Net interest income	3.7%	(3.3	) %
Net income	11.3	(10.1)

Economic value at risk:
Percent change in:
Economic value of equity	(29.7)	(16.3)
Economic value of equity as a percent of total assets	(2.2)	(1.2)

Economic value of equity, in the “rates +200” scenario, was marginally outside of the Company’s policy guideline and will be monitored quarterly. Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2010, the Company’s risk-based capital ratio was 11.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2011, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
	income	variance	variance

Change in interest rates

+200 basis points	$21,887	$772	3.7%
+100 basis points	21,329	214	1.0
Flat rate	21,115	-	-
-100 basis points	21,104	(11)	(0.1)
-200 basis points	20,409	(706)	(3.3)

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

Recent Legislation and Rulemaking

Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws.  Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect.  It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.  Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements. Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions.   Under these standards, pooled trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. Dodd-Frank requires publicly traded companies to give shareholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The SEC has finalized the rules implementing these requirements.  According to the final rule, smaller reporting companies are exempt for the advisory votes on executive compensation for two years.  Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded.  Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, Dodd-Frank prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching. Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers.  Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition – the acquisition of a bank outside its home state – unless the bank holding company is both well capitalized and well managed.  Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees. Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau.  Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Small Business Jobs Act

The Small Business Jobs Act was signed into law on September 27, 2010, which creates a $30 billion Small Business Lending Fund (the Fund) to provide community banks with capital to increase small business lending.  Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the Fund in an amount equal to 3-5% of its risk-weighted assets.

The capital investment will take the form of preferred stock carrying a 5% dividend which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years.  If the participant does not increase its small business lending at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%.  After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending.  The deadline to apply to receive capital under the fund is March 31, 2011. Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain.

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

Future Outlook

Based upon the uncertain economic outlook that has affected the financial and capital markets, and for the Company the impact on its portfolio of pooled trust preferred securities, the uncertainty in the housing and real estate arena, high unemployment and the inability to predict when and by how much interest rates will change and whether rates will continue to fall or begin to rise, the Company recognizes that there are challenges ahead.  The Company is prepared to meet these challenges and feels future earnings will be significantly impacted by its ability to respond to changes in interest rates and by its ability to react to market conditions that adversely impact the Company’s performance and condition.

The Company will continue to monitor interest rate sensitivity of its interest-earning assets and interest-bearing liabilities to minimize any adverse effects on future financial performance.  The Company’s commitment to remain a community based organization is very strong.  Our intention is to cautiously grow by increasing our base of core deposits and maintain risk-based regulatory capital ratios above “well capitalized” limits.  Review and implementation of policies and procedures along with adding innovative products and services will continue.  These steps are designed to provide our customers with confidence that the Company is doing everything possible to maximize their banking experience which in turn will increase shareholder value.

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

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Wilkes-Barre, Pennsylvania
March 29, 2011

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009

Assets:
Cash and due from banks	$8,071,151	$8,173,199
Interest-bearing deposits with financial institutions	14,896,194	154,755

Total cash and cash equivalents	22,967,345	8,327,954

Available-for-sale securities	82,940,996	75,821,292
Held-to-maturity securities	490,375	708,706
Federal Home Loan Bank stock	4,542,000	4,781,100
Loans, net (allowance for loan losses of $7,897,822 in 2010; $7,573,603 in 2009)	407,903,329	423,124,054
Loans held-for-sale (fair value $216,845 in 2009; $1,233,345 in 2009)	213,000	1,221,365
Foreclosed assets held-for-sale	1,260,895	887,397
Bank premises and equipment, net	14,763,873	15,361,810
Cash surrender value of bank owned life insurance	9,424,926	9,117,156
Accrued interest receivable	2,228,409	2,250,855
Other assets	14,938,004	14,415,582

Total assets	$561,673,152	$556,017,271

Liabilities:
Deposits:
Interest-bearing	$396,667,300	$388,103,880
Non-interest-bearing	85,780,392	70,890,578

Total deposits	482,447,692	458,994,458

Accrued interest payable and other liabilities	2,903,045	2,815,159
Short-term borrowings	8,548,400	16,533,107
Long-term debt	21,000,000	32,000,000

Total liabilities	514,899,137	510,342,724

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,178,028 in 2010; and 2,105,860 in 2009)	21,046,646	19,982,677
Retained earnings	29,544,522	34,886,265
Accumulated other comprehensive loss	(3,817,153)	(9,194,395)

Total shareholders' equity	46,774,015	45,674,547

Total liabilities and shareholders' equity	$561,673,152	$556,017,271

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Interest income:
Loans:
Taxable	$23,997,180	$25,521,742	$27,194,191
Nontaxable	611,549	447,802	370,097
Interest-bearing deposits with financial institutions	65,007	589	3,173
Investment securities:
U.S. government agency and corporations	1,642,123	2,387,192	4,408,437
States and political subdivisions (nontaxable)	1,039,028	1,072,027	648,000
Other securities	211,413	468,604	1,246,403
Federal funds sold	13,674	11,317	91,133

Total interest income	27,579,974	29,909,273	33,961,434

Interest expense:
Deposits	5,078,053	7,895,576	11,118,194
Securities sold under repurchase agreements	89,358	27,959	102,577
Other short-term borrowings and other	1,395	34,602	276,407
Long-term debt	1,658,209	2,838,717	3,186,955

Total interest expense	6,827,015	10,796,854	14,684,133

Net interest income	20,752,959	19,112,419	19,277,301

Provision for loan losses	2,085,000	5,050,000	940,000

Net interest income after provision for loan losses	18,667,959	14,062,419	18,337,301

Other (loss) income:
Service charges on deposit accounts	2,653,317	2,630,190	2,901,156
Service charges on loans	709,615	624,309	445,897
Fees and other service charges	1,356,659	1,316,603	1,373,004
Gain (loss) on sale or disposal of:
Loans	798,093	1,059,876	260,940
Investment securities	1,713	10,695	25,428
Premises and equipment	(23,530)	(43,027)	(35,658)
Foreclosed assets held-for-sale	57,550	40,195	43,199
Write-down of foreclosed assets held-for-sale	(129,497)	(177,560)	-
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(15,374,693)	(8,074,293)	(435,665)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	3,538,775	4,774,199	-
Net impairment losses on investment securities recognized in earnings	(11,835,918)	(3,300,094)	(435,665)
Total other (loss) income	(6,411,998)	2,161,187	4,578,301

Other expenses:
Salaries and employee benefits	9,000,714	9,763,430	9,869,866
Premises and equipment	3,427,168	3,556,862	3,251,453
Advertising and marketing	1,123,818	974,194	1,142,327
Professional services	1,167,795	1,273,618	1,153,463
FDIC assessment	858,845	1,177,074	131,299
Loan collection and other real estate owned	645,009	635,022	402,148
Office supplies and postage	432,723	498,310	475,850
Other	1,360,652	1,362,615	1,784,277

Total other expenses	18,016,724	19,241,125	18,210,683

(Loss) income before income taxes	(5,760,763)	(3,017,519)	4,704,919

(Credit) provision for income taxes	(2,556,369)	(1,617,314)	1,068,971

Net (loss) income	$(3,204,394)	$(1,400,205)	$3,635,948

Per share data:
Net (loss) income - basic	$(1.50)	$(0.67)	$1.76
Net (loss) income - diluted	$(1.50)	$(0.67)	$1.76
Dividends	$1.00	$1.00	$1.00

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2010, 2009 and 2008

						Accumulated other
	Capital stock		Treasury stock		Retained	comprehensive
	Shares	Amount	Shares	Amount	earnings	loss	Total

Balance, December 31, 2007	2,072,929	$19,223,363	-	$-	$36,564,157	$(596,226)	$55,191,294
Total comprehensive loss:
Net income					3,635,948		3,635,948
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of ($4,043,304)						(7,848,766)	(7,848,766)
Change in cash flow hedge intrinsic value						220,752	220,752
Comprehensive loss							(3,992,066)
Issuance of common stock through Employee Stock Purchase Plan	2,253	57,891					57,891
Issuance of common stock through Dividend Reinvestment Plan			2,745	78,770	(5,175)		73,595
Stock-based compensation expense		129,052					129,052
Purchase of treasury stock			(15,000)	(430,435)			(430,435)
Cash dividends declared					(2,068,680)		(2,068,680)

Balance, December 31, 2008	2,075,182	19,410,306	(12,255)	(351,665)	38,126,250	(8,224,240)	48,960,651
Cumulative effect of change in accounting principle					350,720	(350,720)	-
Total comprehensive loss:
Net loss					(1,400,205)		(1,400,205)
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $1,595,988						3,098,095	3,098,095
Net non-credit-related impairment losses on investment securities not expected to be sold, net of tax adjustments of ($1,602,655)						(3,111,037)	(3,111,037)
Change in cash flow hedge intrinsic value						(606,493)	(606,493)
Comprehensive loss							(2,019,640)
Issuance of common stock through Employee Stock Purchase Plan	1,701	40,569					40,569
Purchase of treasury stock			(2,500)	(56,505)			(56,505)
Issuance of common stock through Dividend
Reinvestment Plan	28,977	527,294	14,755	408,170	(112,329)		823,135
Stock-based compensation expense		4,508					4,508
Cash dividends declared					(2,078,171)		(2,078,171)

Balance, December 31, 2009	2,105,860	19,982,677	-	-	34,886,265	(9,194,395)	45,674,547
Total comprehensive income:
Net loss					(3,204,394)		(3,204,394)
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $2,299,257						4,463,263	4,463,263
Net non-credit-related impairment gains on investment securities not expected to be sold, net of tax adjustments of $470,838						913,979	913,979
Comprehensive income							2,172,848
Issuance of common stock through Employee Stock Purchase Plan	4,754	67,367					67,367
Issuance of common stock through Dividend Reinvestment Plan	67,414	989,117					989,117
Stock-based compensation expense		7,485					7,485
Cash dividends declared					(2,137,349)		(2,137,349)
Balance, December 31, 2010	2,178,028	$21,046,646	-	$-	$29,544,522	$(3,817,153)	$46,774,015

See notes to consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities:
Net (loss) income	$(3,204,394)	$(1,400,205)	$3,635,948
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,326,755	1,603,459	611,429
Provision for loan losses	2,085,000	5,050,000	940,000
Deferred income tax benefit	(4,122,790)	(1,776,033)	(2,941)
Stock-based compensation expense	7,485	4,508	129,052
Loss from investment in limited partnership	-	40,961	80,400
Proceeds from sale of loans held-for-sale	61,566,233	98,391,716	47,230,437
Originations of loans held-for-sale	(55,928,170)	(87,896,403)	(14,754,219)
Write-down of foreclosed assets held-for-sale	129,497	177,560	-
Increase in cash surrender value of life insurance	(307,770)	(309,372)	(319,121)
Net gain on sale of loans	(798,093)	(1,059,876)	(260,940)
Net gain on sale of investment securities	(1,713)	(10,695)	(25,428)
Net gain on sale of foreclosed assets held for sale	(57,550)	(40,195)	(43,199)
Loss on disposal of equipment	23,530	43,027	35,658
Other-than-temporary impairment on securities	11,835,918	3,300,094	435,665
Change in:
Accrued interest receivable	(72,882)	(26,435)	48,394
Other assets	783,374	(3,797,337)	(1,122,487)
Accrued interest payable and other liabilities	124,831	(499,931)	(829,539)

Net cash provided by operating activities	14,389,261	11,794,843	35,789,109

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	218,329	200,697	237,303
Available-for-sale securities:
Proceeds from sale	153,281	5,075,325	48,402,457
Proceeds from maturities, calls and principal pay-downs	40,563,144	39,348,330	31,969,469
Purchases	(51,702,777)	(39,614,223)	(53,111,087)
Net decrease (increase) in FHLB stock	239,100	-	(1,478,200)
Net decrease (increase) in loans	7,700,703	(3,890,584)	(48,759,407)
Acquisition of bank premises and equipment	(880,167)	(1,068,538)	(3,950,934)
Proceeds from sale of bank premises and equipment	250	2,323	600
Proceeds from sale of foreclosed assets held-for-sale	570,605	893,677	262,406

Net cash (used in) provided by investing activities	(3,137,532)	947,007	(26,427,393)

Cash flows from financing activities:
Net increase in deposits	23,453,234	25,682,526	7,603,571
Net decrease in short-term borrowings	(7,984,707)	(21,596,597)	(1,526,650)
Repayments of long-term debt	(11,000,000)	(20,000,000)	(10,708,677)
Purchase of treasury stock	-	(56,505)	(430,435)
Proceeds from employee stock purchase plan	67,367	40,569	57,891
Dividends paid, net of dividends reinvested	(1,452,823)	(1,255,036)	(1,995,085)
Cash contributions from dividend reinvestment plan	304,591	-	-

Net provided by (used in) financing activities	3,387,662	(17,185,043)	(6,999,385)

Net increase (decrease) in cash and cash equivalents	14,639,391	(4,443,193)	2,362,331

Cash and cash equivalents, beginning	8,327,954	12,771,147	10,408,816

Cash and cash equivalents, ending	$22,967,345	$8,327,954	$12,771,147

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the determination of and the amount of impairment in the securities portfolios and the related realization of the deferred tax assets related to the allowance for loan losses, other-than-temporary impairment on and valuations of investment securities.

In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.  While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

The Company’s investment securities are comprised of a variety of financial instruments.  The fair values of these securities are subject to various risks including changes in the interest rate environment and general economic conditions including illiquid conditions in the capital markets.  Due to the increased level of these risks and their potential impact on the fair values of the securities, it is possible that the amounts reported in the accompanying financial statements could materially change in the near-term including changes caused by other-than-temporary impairment, the recovery of which may not occur until maturity.  Credit-related impairment is included as a component of non-interest income in the consolidated income statements while non-credit-related impairment is charged to other comprehensive income, net of tax.

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have any investment securities held for trading purposes during 2010, 2009 or 2008.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value.  Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  Unrealized holding gains and losses, including non-credit-related other-than-temporary impairment (OTTI), on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized.  The net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income.  Gains and losses from sales of securities AFS are determined using the specific identification method.  Credit-related OTTI is recorded as a reduction of the amortized cost of the impaired security.  Net gains and losses from sales of securities and credit-related OTTI are recorded as a component of other income in the consolidated statements of income.

FEDERAL HOME LOAN BANK STOCK

The Company, is a member of the Federal Home Loan Bank system, and as such is required to maintain an investment in capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB).  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.   In December 2008, in order to preserve capital, the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends.  Though the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension during the fourth quarter of 2010, management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.  Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB.  Based on the financial results of the FHLB for the year-ended December 31, 2010 and 2009, management believes that the suspension of both the dividend payments and excess capital stock redemptions is temporary in nature.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unamortized loan fees and costs and the allowance for loan losses.  Interest on residential real estate loans is recorded based on principal pay downs on an actual days basis.  Commercial loan interest is accrued on the principal balance on an actual day basis.  Interest on consumer loans is determined using the simple interest method.

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

LOANS HELD-FOR-SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Unrealized gains are recognized but only to the extent of previous write-downs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment. Management applies two primary components during the loan review process to determine proper allowance levels; a specific loan loss allocation for loans that are deemed impaired; and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio. Delinquencies, changes in lending polices and local economic conditions are some of the items used for the qualitative factor adjustments. Loans considered uncollectible are charged against the allowance. Recoveries on loans previously charged off are added to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by- loan basis.

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

BANK OWNED LIFE INSURANCE

The Company is the owner and sole beneficiary of bank owned life insurance (BOLI) policies on certain employees.  The earnings from the BOLI are recognized as a component of other income in the consolidated statements of income.  The BOLI is an asset that can be liquidated, if necessary, with tax consequences.  However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in the cash surrender value.

FORECLOSED ASSETS HELD-FOR-SALE

Foreclosed assets held-for-sale are carried at the lower of cost or fair value less cost to sell.  Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses.  Routine holding costs are included in other operating expenses.  Write-downs for subsequent declines in value are recognized as a component of other income in the consolidated statements of income.  Gains or losses are recorded when the properties are sold.

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

Loans:  The fair value of loans is estimated by the net present value of the future expected cash flows discounted at the current offering rates.

Loans held-for-sale:  The fair value of loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

Certificates of deposit:  The fair values of certificates of deposit are based on discounted cash flows using rates which approximate market rates for deposits of similar maturities.

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

For the years ended December 31, 2010, 2009, and 2008, the Company paid interest of $7,055,000, $11,522,000 and $15,030,000, respectively.  For the years ended December 31, 2010, 2009, and 2008, the Company paid income taxes of $1,025,000, $675,000 and $1,250,000, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $1,053,000, $470,000 and $1,564,000 in 2010, 2009, and 2008, respectively.  Transfers from loans to loans held-for-sale amounted to $4,382,000, $11,454,000 and $31,472,000 in 2010, 2009 and 2008, respectively.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of the changes in other comprehensive income (loss) and related tax effects are as follows:

	2010	2009	2008

Unrealized holding gains (losses) on available-for-sale securities	$6,764,233	$4,704,779	$(11,866,642)

Reclassification adjustment for gains realized in income	(1,713)	(10,695)	(25,428)

Non-credit-related impairment gains (losses) on investment securities	1,384,817	(4,713,693)	-

Net unrealized gain (loss)	8,147,337	(19,609)	(11,892,070)

Tax effect	(2,770,095)	6,667	4,043,304

Net of tax amount	5,377,242	(12,942)	(7,848,766)

Change in cash flow hedge intrinsic value	-	(606,493)	220,752

Total	$5,377,242	$(619,435)	$(7,628,014)

The components of accumulated other comprehensive loss consisted of:

	2010	2009	2008

Unrealized holding losses on available-for-sale securities	$(1,620,095)	$(6,083,358)	$(8,830,733)

Non-credit-related impairment losses on investment securities	(2,197,058)	(3,111,037)	-

Cash flow hedge intrinsic value	-	-	606,493

Accumulated other comprehensive loss	$(3,817,153)	$(9,194,395)	$(8,224,240)

2.	CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2010 and 2009 were $709,000 and $600,000, respectively.

Deposits with any one financial institution are insured up to $250,000.  From time-to-time, the Company may maintain cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.	INVESTMENT SECURITIES

Amortized cost and fair value of investment securities at December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$490	$48	$-	$538

Available-for-sale securities:
Agency - GSE	$16,316	$122	$150	$16,288
Obligations of states and political subdivisions	24,991	135	955	24,171
Corporate bonds:
Pooled trust preferred securities	6,873	90	5,510	1,453
MBS - GSE residential	40,222	524	193	40,553

Total debt securities	88,402	871	6,808	82,465

Equity securities - financial services	322	154	-	476

Total available-for-sale securities	$88,724	$1,025	$6,808	$82,941

	2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$709	$56	$-	$765

Available-for-sale securities:
Agency - GSE	$34,205	$4	$1,077	$33,132
Obligations of states and political subdivisions	23,013	394	137	23,270
Corporate bonds:
Pooled trust preferred securities	18,794	-	13,552	5,242
MBS - GSE residential	13,418	401	71	13,748

Total debt securities	89,430	799	14,837	75,392

Equity securities - financial services	322	121	14	429

Total available-for-sale securities	$89,752	$920	$14,851	$75,821

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.  Agency – GSE securities pledged on repurchase agreements are under the Company’s control.

The amortized cost and fair value of debt securities at December 31, 2010 by contractual maturity are shown below (dollars in thousands):

	Amortized	Fair
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$490	$538

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	999	982
Due after five years through ten years	9,632	9,546
Due after ten years	37,549	31,384

Total debt securities	48,180	41,912

MBS - GSE residential	40,222	40,553

Total available-for-sale debt securities	$88,402	$82,465

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

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position at December 31, 2010 and 2009 (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

December 31, 2010:

Agency – GSE	$6,995	$150	$-	$-	$6,995	$150
Obligations of states and political subdivisions	16,549	955	-	-	16,549	955
Corporate bonds:
Pooled trust preferred securities	-	-	1,364	5,510	1,364	5,510
MBS - GSE residential	14,672	193	-	-	14,672	193
Total temporarily impaired securities	$38,216	$1,298	$1,364	$5,510	$39,580	$6,808
Number of securities	40		7		47

December 31, 2009:

Agency – GSE	$21,090	$291	$5,038	$786	$26,128	$1,077
Obligations of states and political subdivisions	3,534	115	2,600	22	6,134	137
Corporate bonds:
Pooled trust preferred securities	-	-	5,242	13,552	5,242	13,552
MBS - GSE residential	5,055	71	-	-	5,055	71
Subtotal, debt securities	29,679	477	12,880	14,360	42,559	14,837

Equity securities - financial services	114	10	46	4	160	14

Total securities Total temporarily impaired securities	$29,793	$487	$12,926	$14,364	$42,719	$14,851
Number of securities	23		17		40

As of December 31, 2010 the debt securities with unrealized losses have depreciated below their amortized cost by 14.7% compared to 25.9% at December 31, 2009.   Management believes that the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid debt market conditions and is not directly related to credit quality, which is consistent with its past experience.  Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

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

The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (loss) (OCI).  Non-credit-related OTTI is based on other factors affecting market conditions, including illiquidity.  Presentation of OTTI is made in the consolidated statements of income on a gross basis with an offset for the amount of non-credit-related OTTI recognized in OCI.

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt and equity securities.  The guidance set forth in these pronouncements require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be maturity and other factors when evaluating for the existence of OTTI.  The guidance requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types discussed below, as of December 31, 2010 the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

Agency - GSE and MBS - GSE residential
Agency – GSE and MBS – GSE residential securities consist of medium- and long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are largely fixed-rate issues, have varying mid- to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Obligations of states and political subdivisions
The municipal securities are bank qualified, general obligation bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities.  Fair values of these securities are highly driven by interest rates.  Management performs ongoing credit quality reviews on these issues.

In the above security types, the changes in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of December 31, 2010, recognition of OTTI on these securities was unnecessary.

Pooled trust preferred securities
A Pooled Trust Preferred Collateralized Debt Obligation (CDO) is a type of investment security collateralized by trust preferred securities (TPS) issued by banks, insurance companies and real estate investment trusts.  The primary collateral type is a TPS issued by a bank.  A TPS is a hybrid security that consists of both debt and equity characteristics which includes the ability of the issuer to voluntarily defer interest payments for up to 20 consecutive quarters.  A TPS is considered a junior security in the capital structure of the issuer.

There are various investment classes or tranches issued by the CDO.  The most senior tranche has the lowest yield but the most protection from credit losses.  The most junior tranche on the other hand, has the highest yield and the most risk of credit loss.  Junior tranches are subordinate to senior tranches.  Losses are generally allocated from the lowest tranche with the equity component holding the most risk and then subordinate tranches in reverse order up to the most senior tranche.  The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of its portfolio of preferred trust preferred securities, in accordance with the previous discussion, determined that in 2010 credit-related OTTI be recorded on 12 holdings, all of which are in the AFS securities portfolio.

The following table summarizes the amount of credit-related OTTI recognized in earnings during the periods indicated (dollars in thousands):

	Twelve months ended
	December 31,
	2010	2009	2008
Pooled trust preferred securities:
PreTSL IV, Mezzanine	$163	$-	$-
PreTSL V, Mezzanine	122	-	-
PreTSL VII, Mezzanine	409	674	430
PreTSL IX, B1, B3	1,061	690	-
PreTSL XI, B1, B3	1,273	-	-
PreTSL XV, B1	1,359	154	-
PreTSL XVI, C	1,290	1,275	-
PreTSL XVII, C	1,014	-	-
PreTSL XVIII, C	736	-	-
PreTSL XIX, C	2,124	-	-
PreTSL XXIV, B1	1,778	-	-
PreTSL XXV, C1	507	507	-
Equity securities	-	-	6
Total	$11,836	$3,300	$436

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Twelve months ended
	December 31, 2010
	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(3,198)	$(3,198)
Additions for credit-related OTTI not previously recognized	-	(7,210)	(7,210)
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(4,626)	(4,626)
Ending balance of credit-related OTTI	$-	$(15,034)	$(15,034)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s portfolio of pooled trust preferred securities (PreTSLs).  Defaults and cash flows on the underlying collateral were projected on each of the 13 tranches and utilizing the resulting estimated weighted-average lives, 10,000 credit scenarios were simulated to determine the frequency of losses to each tranche.  A loss frequency of greater than 50% constituted OTTI.  Utilizing the portfolio’s default probability rate and weighted-average lives, to determine a benchmark discount rate, and applying a differential to the individual pool’s collateral-rating, an appropriate discount rate is determined and is used to estimate the anticipated cash flow from each tranche within each pool.  The projected estimated cash flow of each tranche was compared to the estimated cash flow of each tranche as of the previous measurement date of September 30, 2010 to determine if there was a significant adverse change.  The results indicated that a significant adverse change in cash flow occurred in 10 tranches signifying additional collateral erosion and further evidence of the Company’s inability to collect the principal balance of each tranche.  Accordingly, an additional $9.3 million of credit-related OTTI was recorded in the fourth quarter of 2010, resulting in $11.8 million of credit-related OTTI for the year ended December 31, 2010.

Prior to December 31, 2010, the valuation process used by the Company was different than the process currently used.  The inputs used in the past also consisted of a mix of both observable and unobservable, however they were more global applications and not as security-specific as those currently used.  For example, prior to December 31, 2010, to project a default rate, universal adjustments were applied to the historical average default rates.  The historical average default rates were obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991.  This rate was tripled, and then adjusted downward for actual deferrals/defaults in all PreTSLs for the years 2008 and 2009.  The results were then stratified beginning with a higher rate of default and then regressing to normal, with projected global recoveries and prepayment speeds.  The resulting rate was then applied to all of the PreTSLs in the Company’s portfolio to determine period-end valuations and the existence of OTTI.  Management of the Company has determined that a security-specific analysis is more representative of the performance and credit-worthiness of the collateral within each of the securities.  Accordingly, the Company’s intent is to use the new analysis in future OTTI determinations.

One of the Company’s initial mezzanine holdings, PreTSL IV, is now a senior tranche and the remaining holdings are mezzanine tranches.  As of December 31, 2010, none of the PreTSLs were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any security consisted of a security issued by any one bank and 4% for insurance companies.  As of December 31, 2010, management estimates the subordination in the Company’s tranches ranging from 0% to 19.3% of the current performing collateral.

The following table is the composition of the Company’s pooled trust preferred securities on non-accrual status as of the period indicated (dollars in thousands):

		December 31, 2010		December 31, 2009
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL VII	Mezzanine	$-	$68	$432	$219
Pre TSL IX	B-1,B-3	1,679	527	-	-
Pre TSL XI	B-3	1,125	407	-	-
Pre TSL XV	B-1	-	21	1,359	297
Pre TSL XVI	C	-	-	1,290	65
Pre TSL XVII	C	-	-	-	-
Pre TSL XVIII	C	285	11	-	-
Pre TSL XIX	C	452	22	-	-
Pre TSL XXIV	B-1	482	35	-	-
Pre TSL XXV	C-1	-	-	507	2
		$4,023	$1,091	$3,588	$583

The securities included in the above table have experienced impairment of principal and interest was “paid-in-kind”.  When these two conditions exist, the security is placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of December 31, 2010:

						Current number of banks / insurance companies		Actual deferrals and defaults as a % of current collateral		Excess subordination (2) as a % of current performing collateral	Effective subordination (3) as a % of current performing collateral

							Actual deferrals and defaults $(000)
					Moody's / Fitch ratings (1)				Excess subordination $(000)
		Book value	Fair value	Unrealized gain (loss)
Deal	Class
Pre TSL IV	Mezzanine	$446,867	$138,768	$(308,099)	Ca / CCC	6 / -	18,000	27.1	9,934	19.3	34.0
Pre TSL V	Mezzanine	$-	-	-	Ba3 / D	3 / -	28,950	100	None	N/A	N/A
Pre TSL VII	Mezzanine	$-	67,820	67,820	Ca / C	19 / -	160,000	70.5	None	N/A	N/A
Pre TSL IX	B-1,B-3	$1,679,393	526,621	(1,152,772)	Ca / C	49 / -	136,510	30.3	None	N/A	N/A
Pre TSL XI	B-3	$1,124,565	407,500	(717,065)	Ca / C	65 / -	174,780	29.7	None	N/A	N/A
Pre TSL XV	B-1	$-	21,401	21,401	C / C	63 / 9	209,450	35.0	None	N/A	N/A
Pre TSL XVI	C	$-	-	-	Ca / C	49 / 7	241,010	41.9	None	N/A	N/A
Pre TSL XVII	C	$-	-	-	Ca / C	51 / 6	167,670	35.3	None	N/A	N/A
Pre TSL XVIII	C	$285,444	10,721	(274,723)	Ca / C	66 / 14	166,250	24.6	None	N/A	2.4
Pre TSL XIX	C	$451,874	22,567	(429,307)	C / C	60 / 14	172,400	24.6	None	N/A	3.3
Pre TSL XXIV	B-1	$481,591	34,681	(446,910)	Caa3 / CC	80 / 13	394,800	37.6	None	N/A	6.3
Pre TSL XXV	C-1	$-	-	-	C / C	64 / 9	314,600	35.9	None	N/A	N/A
Pre TSL XXVII	B	$2,403,546	$222,716	$(2,180,830)	Ca / CC	42 / 7	88,300	27.1	None	N/A	21.2
		$6,873,280	$1,452,795	$(5,420,485)

(1)   All ratings have been updated through December 31, 2010.
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

For a further discussion on the fair value of the Company’s financial instruments, see Note 12, “Fair Value of Financial Instruments”.

Gross realized gains and losses on sales of available-for-sale securities, determined using specific identification of the securities were as follows:

	2010	2009	2008

Gross realized gain	$1,713	$84,989	$113,070
Gross realized loss	-	74,294	87,642
Net gain	$1,713	$10,695	$25,428

4.	LOANS

The classifications of loans at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Commercial and industrial	$85,129,274	$77,070,743
Commercial real estate:
Non-owner occupied	87,355,325	99,396,996
Owner occupied	69,337,940	79,012,903
Construction	12,500,834	11,078,435
Consumer:
Home equity installment	40,089,001	48,176,530
Home equity line of credit	29,185,099	21,851,428
Auto	10,734,367	9,857,017
Other	7,165,328	5,759,825
Residential:
Real estate	68,159,514	70,958,261
Construction	6,144,469	7,535,519

Total	415,801,151	430,697,657
Less:
Allowance for loan losses	7,897,822	7,573,603

Loans, net	$407,903,329	$423,124,054

Net deferred loan costs of $574,000 and $495,000 have been added to the carrying values of loans at December 31, 2010 and 2009, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $188,627,000 as of December 31, 2010 and $157,516,000 as of December 31, 2009.

The Company utilizes an external independent loan review firm that reviews and validates the credit risk program on at least an annual basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

As noted in Footnote 18, “Recent Accounting Pronouncements”, in 2010 the Company adopted the new accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosure guidance significantly expanded the requirements for greater transparency into a company's exposure to credit losses from lending type arrangements.  The objectives of the expanded disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company's financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period.

Non-accrual loans

The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  Commercial and industrial and commercial real estate loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest and unsecured consumer loans are charged off when the loan is 90 days or more past due as to principal and interest.

Non-accrual loans, segregated by class, at December 31, 2010 were as follows:

2010

Commercial and industrial	$164,583

Commercial real estate:

Owner occupied	2,768,036
Non-owner occupied	2,000,333
Construction	-

Consumer:

Home equity installment	600,745
Home equity line of credit	507,660
Auto	14,000
Other	13,467

Residential:

Real estate	3,805,462
Construction	94,389

Total	$9,968,675

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 is as follows:

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		financing	due ≥ 90 days
2010	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$15,407	$270,624	$262,306	$548,337	$84,580,937	$85,129,274	$97,723
Commercial real estate:
Owner occupied	402,868	20,539	2,783,586	3,206,993	66,130,947	69,337,940	15,549
Non-owner occupied	56,093	17,275	2,000,333	2,073,701	85,281,624	87,355,325	-
Construction	-	-	-	-	12,500,834	12,500,834	-
Consumer:
Home equity installment	205,889	103,775	711,915	1,021,579	39,067,422	40,089,001	111,171
Home equity line of credit	6,552	44,634	507,660	558,846	28,626,253	29,185,099	-
Auto	235,193	92,131	15,617	342,941	10,391,426	10,734,367	1,617
Other	21,034	11,578	13,467	46,079	7,119,249	7,165,328	-
Residential:
Real estate	-	1,107,570	3,868,020	4,975,590	63,183,924	68,159,514	62,558
Construction	-	-	94,389	94,389	6,050,080	6,144,469	-

Total	$943,036	$1,668,126	$10,257,293	$12,868,455	$402,932,696	$415,801,151	$288,618
* Includes $9,969,000 of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors.  Other than the non-accrual loans, there we no other impaired loans as of December 31, 2010.  Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, are detailed below, as of December 31, 2010:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
2010
Commercial & industrial	$811,545	$-	$164,583	$164,583	$-	$421,866	$8,402	$2,247
Commercial real estate:
Owner occupied	2,768,036	2,444,999	323,037	2,768,036	522,835	3,018,352	11,351	8,219
Non-owner occupied	2,698,937	24,325	1,976,008	2,000,333	5,670	4,200,877	12,147	8,990
Construction	-	-	-	-	-	-		-
Consumer:
Home equity installment	718,656	286,188	314,557	600,745	29,495	737,973	12,733	8,988
Home equity line of credit	507,660	167,891	339,769	507,660	86,963	515,470	-	-
Auto	14,000	-	14,000	14,000	-	14,000	-	-
Other	13,467	-	13,467	13,467	-	13,467	-	-
Residential:
Real Estate	3,805,462	2,442,732	1,362,730	3,805,462	351,643	3,926,599	16,082	9,240
Construction	94,389	94,389	-	94,389	11,121	94,489	-	-

Total	$11,432,152	$5,460,524	$4,508,151	$9,968,675	$1,007,727	$12,943,093	$60,715	$37,684

Information related to impaired and past due loans as of December 31, 2009 is as follows:

Non-accrual loans	$12,329,337
Other impaired loans	20,312
Total impaired loans	$12,349,649

Amount of impaired loans that have a specific allowance	$5,635,548
Amount of impaired loans with no specific allowance	6,714,101
Allowance for impaired loans	793,267

Accruing loans that are contractually past due as to principal or interest:
Past due 90 days or more	554,806
Past due 30-89 days	5,173,394

During the year ended December 31:
Average investment in impaired loans	7,951,402
Interest income recognized on impaired loans	41,645
Interest income recognized on impaired loans (cash basis)	31,495

Had non-accrual loans been performing in accordance with their original contract terms, the Company would have recognized interest income of approximately $221,000 in 2010 and $365,000 in 2009.

Credit Quality Indicators

Commercial and industrial and commercial real estate

The Company utilizes a loan grading system and assigns a credit risk grade to its loans in the commercial and commercial real estate portfolios.  The grading system provides a means to measure portfolio quality and aids in the monitoring of the credit quality of the overall loan portfolio.  The credit risk grades are arrived at using a risk rating matrix to assign a grade to each of the loans in the commercial and industrial and commercial real estate portfolios.

The following is a description of each risk rating category the Company uses to classify each of its commercial and industrial and commercial real estate loans:

Pass

Loans in this category have an acceptable level of risk and are graded in range of one to five.  Secured loans generally have good collateral coverage.  Current financial statements reflect acceptable balance sheet ratios, sales and earnings trends.  Management is considered to be good, and there is some depth existing.  Payment experience on the loans has been good with minor or no delinquency experience.  Loans with a grade of one are of the highest quality in the range.  Those graded five are of marginally acceptable quality.

Special Mention

Loans in this category are graded a six and may be protected but are potentially weak. They constitute a credit risk to the Company, but have not yet reached the point of adverse classification. Some of the following conditions may exist: little or no collateral coverage; lack of current financial information; delinquency problems; highly leveraged; available financial information reflects poor balance sheet ratios and profit and loss statements reflect uncertain trends;  document exceptions. Loans in this category should not remain on the list for an inordinate period of time (no more than one year) and then the loan should be passed or classified appropriately. Cash flow may not be sufficient to support total debt service requirements.

Substandard

Loans in this category are graded a seven and have a well defined weakness which may jeopardize the ultimate collectability of the debt. The collateral pledged may be lacking in quality or quantity.  Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth. The payment history indicates chronic delinquency problems.  Management is considered to be weak.  There is a distinct possibility that the Company may sustain a loss.  All loans on non-accrual are rated substandard. Loans 90+ days past due unless otherwise fully supported should be classified substandard.  Also, borrowers that are bankrupt are substandard.

Doubtful

Loans in this category are graded an eight and have a better than 50% possibility of the Bank sustaining a loss, but the loss cannot be determined because of specific reasonable factors which may strengthen credit in the near-term.  Many of the weaknesses present in a substandard loan exist.  Liquidation of collateral, if any, is likely.  Any loan graded lower than an eight is considered to be uncollectible and charged-off.

Consumer

For the consumer lending portfolio, the Company utilizes payment activity, history and recency of payment.  Therefore, the consumer loan segment is regarded as a homogeneous loan pool and as such is not risk rated.  Non-performing loans are considered to be loans past due 90 days or more and accruing and non-accrual loans.  All loans not classified as non-performing are considered performing.

Residential

For the residential lending portfolio, the Company utilizes payment activity, history and recency of payment.  Therefore, the residential loan segment is regarded as a homogeneous loan pool and as such is not risk rated.  Non-performing loans are considered to be loans past due 90 days or more and accruing and non-accrual loans.  All loans not classified as non-performing are considered performing.

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2010:

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Commercial	CRE - owner	CRE - non-owner	CRE -
	and industrial	occupied	occupied	construction
	2010	2010	2010	2010

Pass	$82,041,657	$61,219,553	$81,139,543	$9,438,537

Special Mention	2,212,483	514,313	1,973,618	1,849,077

Substandard	875,134	7,604,074	4,242,164	1,213,220

Doubtful	-	-	-	-

Total	$85,129,274	$69,337,940	$87,355,325	$12,500,834

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Home equity	Home equity
	installment	line of credit	Auto	Other
	2010	2010	2010	2010

Performing	$39,377,086	$28,677,439	$10,718,750	$7,151,861

Non-performing	711,915	507,660	15,617	13,467

Total	$40,089,001	$29,185,099	$10,734,367	$7,165,328

Mortgage lending Credit Exposure
Credit Risk Profile Based on Payment Activity

	Residential	Residential
	real estate	construction
	2010	2010

Performing	$64,291,494	$6,050,080

Non-performing	3,868,020	94,389

Total	$68,159,514	$6,144,469

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	specific loans that could have potential loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of homogenous pools by loan category and eliminating the impaired loans;
▪	application of historical loss percentages (two-year average) to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio. Qualitative factor adjustments include:

o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies, procedures and practices;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial and industrial and commercial real estate loans.  Commercial and industrial and commercial real estate loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the commercial and industrial and commercial real estate loan portfolios are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what we believe to be best practices and common industry standards.    Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial and industrial and commercial real estate loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable.  The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

The Company’s policy is to charge off unsecured consumer loans when they become 90 days or more past due as to principal and interest.  In the other portfolio segments, amounts are charged off at the point in time when the Company deems the balance to be uncollectible.

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of December 31, 2010 is as follows:

	Commercial &	Commercial		Residential
	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:

Beginning balance	$1,406,102	$4,313,897	$1,252,826	$505,259	$95,519	$7,573,603

Charge-offs	451,979	892,426	462,815	1,813	-	1,809,033
Recoveries	3,839	2,799	39,904	1,710	-	48,252
Provision	409,569	814,002	419,391	357,498	84,540	2,085,000

Ending balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822

Ending balance: individually evaluated for impairment	$-	$528,505	$116,458	$362,764		$1,007,727

Ending balance: collectively evaluated for impairment	$1,367,531	$3,709,767	$1,132,848	$499,890		$6,710,036

Loans Receivables:

Ending balance	$85,129,274	$169,194,099	$87,173,795	$74,303,983		$415,801,151

Ending balance: individually evaluated for impairment	$164,583	$4,768,369	$1,135,872	$3,899,851		$9,968,675

Ending balance: collectively evaluated for impairment	$84,964,691	$164,425,730	$86,037,923	$70,404,132		$405,832,476

Information related to the changes in the allowance for loan losses as of December 31, 2009 is as follows:

Balance, beginning	$4,745,234
Recoveries	47,495
Provision for loan losses	5,050,000
Losses charged to allowance	(2,269,126)

Balance, ending	$7,573,603

5.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Land	$2,072,048	$2,072,048
Bank premises	9,693,113	9,686,913
Furniture, fixtures and equipment	9,806,148	10,228,790
Leasehold improvements	5,089,959	4,836,002

Total	26,661,268	26,823,753

Less accumulated depreciation and amortization	11,897,395	11,461,943

Bank premises and equipment, net	$14,763,873	$15,361,810

Depreciation expense, which includes amortization of leasehold improvements, was $1,532,000, $1,557,000 and $1,362,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases its Green Ridge, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  Rental expense was $310,000 in 2010, $401,000 in 2009 and $392,000 in 2008.  During 2010 the Company entered into a new lease agreement with a new owner-landlord of its Eynon branch.  Under the terms of the new operating lease, as defined by the accounting guidance, the terms contain an initial ten year period supplemented with four renewal options of five years each.  The terms and rental payments under the new agreement are not materially different than the terms and rental payments under the original, terminated lease.  As a result of the new lease agreement, the Company was required to reverse previously accrued and unpaid future rental obligations expensed in accordance with the current accounting guidance.  The Company is unable to definitively assert whether it will remain in the Eynon branch beyond the initial ten year lease term and therefore, the four renewal options are excluded from the following table of future minimum rental payments at December 31, 2010:

Year ending December 31	Amount

2011	$357,295
2012	360,996
2013	337,755
2014	335,385
2015	336,690
2016 and thereafter	2,889,128

Total	$4,617,249

During 2009, the Company closed its Wyoming Ave., Scranton branch but continues to pay monthly lease payments under an operating lease agreement that expires in 2024.  The Company continues to search for a tenant to fill the vacant space to help offset the rental cost.

6.	DEPOSITS

At December 31, 2010, the scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program are as follows:

2011	$78,120,096	54.4%
2012	39,911,827	27.8
2013	10,864,373	7.6
2014	6,084,927	4.2
2015	6,887,046	4.8
2016 and thereafter	1,782,453	1.2

	$143,650,722	100.0%

Excluding $11,876,000 of CDARS deposits, certificate of deposit accounts of $100,000 or more aggregated $51,340,000 and $54,941,000 at December 31, 2010 and 2009, respectively.  Certificate of deposit accounts of $250,000 or more aggregated $19,120,000 and $20,641,000 at December 31, 2010 and 2009, respectively.

As of December 31, 2010, investment securities with a combined fair value of $81,015,000 and letters of credit with a notional value of $255,000 were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $14,289,000 of the qualifying collateral to secure such deposits at year-end and the balance of $66,726,000 was available for other pledging needs.

7.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2010 and 2009 are as follows:

	2010	2009

Overnight borrowings	$-	$8,573,000
Securities sold under repurchase agreements	7,548,400	7,746,597
Demand note, U.S. Treasury	1,000,000	213,510
Total	$8,548,400	$16,533,107

The maximum and average amounts of short-term borrowings outstanding and related interest rates for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
	month end	outstanding	the year	year-end
2010

Overnight borrowings	$-	$107,745	0.17%	0.00%
Repurchase agreements	20,964,931	12,692,352	0.70	0.28
Demand note, U.S. Treasury	1,089,021	610,386	0.00	0.00
FHLB Advance	9,500,000	9,369,863	0.59	0.00

Total	$31,553,952	$22,780,346

2009

Overnight borrowings	$29,133,000	$4,896,685	0.66%	0.65%
Repurchase agreements	10,130,515	8,743,015	0.32	0.30
Demand note, U.S. Treasury	985,663	525,807	0.00	0.00

Total	$40,249,178	$14,165,507

2008

Overnight borrowings	$29,960,000	$12,314,584	2.13%	0.62%
Repurchase agreements	17,210,316	12,074,345	0.85	0.33
Demand note, U.S. Treasury	1,049,765	509,715	1.85	0.00

Total	$48,220,081	$24,898,644

Overnight borrowings may include Fed funds purchased from correspondent banks and open repurchase agreements with the FHLB. Securities sold under agreements to repurchase (repurchase agreements) are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying qualified investment securities was approximately $22,663,000 and $10,151,000 at December 31, 2010 and 2009, respectively. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2010, the Company had approximately $163,585,000 available to borrow from the FHLB, $21,000,000 from correspondent banks and approximately $24,322,000 that it could borrow at the Discount Window from the Federal Reserve Bank of Philadelphia.  There were no outstanding borrowings from the Federal Reserve Bank Discount Window at December 31, 2010 or 2009.

8.	LONG-TERM DEBT

Long-term debt consists of outstanding advances from the FHLB of $21,000,000 and $32,000,000 as of December 31, 2010 and 2009, respectively.  These advances are secured by blanket liens on all real estate, commercial and industrial loans and mortgage-backed securities representing an interest in, or mortgages guaranteed by GNMA, FHLMC or FNMA with a combined weighted valuation for collateral purposes, of $171,408,000 as of September 30, 2010 that was in effect as of December 31, 2010.

At December 31, 2010, the maturities and weighted-average interest rates of long-term debt are as follows:

Year ending December 31,	Amount	Rate

2013	$5,000,000	3.61%
2016	16,000,000	5.26

Total	$21,000,000	4.87%

All of the long-term debt outstanding as of December 31, 2010 consisted of convertible select FHLB advances that have fixed interest rates but may adjust quarterly should market rates increase beyond the issues’ original or strike rates.  Significant prepayment penalties attached to the borrowings are a deterrent from paying off the high cost advances.  However, in the event underlying market rates rise above the rates currently paid on these borrowings, the FHLB rate will convert to a floating rate and the Company has the option at that time to repay or to renegotiate the converted advance.  During 2010, the Company paid off $11,000,000 of FHLB advances, all of which matured during 2010.

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

The Company established the 2000 Independent Directors Stock Option Plan (the Directors Plan) and reserved 55,000 shares of its un-issued capital stock for issuance to its directors.  In the Directors Plan, no stock options were awarded during 2010, 2009 or 2008.  As of December 31, 2010, there were 21,050 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan (the Incentive Plan) and reserved 55,000 shares of its un-issued capital stock for issuance to key officers and certain other employees.  In the Incentive Plan, no stock options were awarded during 2010 or 2009 and 2,000 options were awarded in 2008.  As of December 31, 2010, there were 5,930 unexercised stock options outstanding under this plan.

A summary of the status of the Company’s stock option plans as of December 31, 2010, December 31, 2009 and December 31, 2008 and changes during the periods are presented in the following table:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual
	Options	price	term (yrs)

Outstanding and exercisable, December 31, 2007	43,180	$30.69	6.8
Granted	2,000	26.90
Exercised	-	-
Forfeited	(2,200)	31.85

Outstanding and exercisable, December 31, 2008	42,980	30.46	6.1
Granted	-	-
Exercised	-	-
Forfeited	(5,390)	31.61

Outstanding and exercisable, December 31, 2009	37,590	30.29	5.6
Granted	-	-
Exercised	-	-
Forfeited	(10,610)	30.82

Outstanding, December 31, 2010	26,980	$30.08	5.2
Exercisable, December 31, 2010	26,980	$30.08

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $36.59.

As of December 31, 2010, 2009 and 2008, no intrinsic value existed because the strike price of all outstanding stock options exceeded the market price of the Company’s stock.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms.  Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges.  As such, the estimated fair value of options awarded under its stock option plans is determined using the Black-Scholes Option Pricing Valuation Model (the model).  There were no options granted in 2010 or 2009.  For the options granted in 2008, the model incorporated the following assumptions:

Expected volatility		26.31%
Expected dividend		3.72%
Risk-free interest rate		2.77%
Expected term	5.25	years

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

Since the Company did not grant stock options in 2010 or 2009, there was no stock-based compensation expense recognized under the stock option plans.  In 2008, the Company recorded stock-based compensation expense of $91,000 under the Director’s Plan and $36,000 under the Incentive Plan.  Most of the stock-based compensation expense recorded in 2008 was from grants awarded at the end of 2007.  Stock-based compensation expense is a component of salaries and employee benefits in the consolidated income statements.  There was no unrecognized stock-based compensation expense as of December 31, 2010 or 2009.  The per share weighted-average fair value of 2000 options granted in 2008 amounted to $4.85.  As of December 31, 2010, there were no unvested options.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and has reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock on either the commencement date or termination date.  At December 31, 2010, 17,025 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the years ended December 31, 2010, 2009 and 2008, compensation expense related to the ESPP approximated $7,000, $5,000 and $3,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received are used to purchase shares either directly from the Company, from shares that become available in the open market or from the Company’s previously acquired treasury stock.  The Company has reserved 300,000 shares of its un-issued capital stock for issuance under the DRP.  Until further notice and action of the Company’s Board of Directors, additional shares of stock purchased directly from the Company through the DRP are issued at 90% of fair value as of the investment date.  As of December 31, 2010, there were 132,939 shares available for future issuance.

10.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2010 and 2009.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2010, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2010, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, as of December 31, 2010, there were no penalties and interest recognized in the consolidated statements of income as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the Internal Revenue Service are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2010, 2009 or 2008.

The following temporary differences gave rise to the deferred tax asset (liability) at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Other-than-temporary impairment on available-for-sale securities	$5,113,696	$1,089,484
Allowance for loan losses	2,685,259	2,575,024
Unrealized losses on available-for-sale securities	1,966,412	4,736,506
Deferred interest from non-accrual assets	531,627	463,780
Stock-based compensation	45,905	45,905
Retirement settlement reserve	15,435	57,861
Other	169,844	208,537

Total	10,528,178	9,177,097

Deferred tax liabilities:
Depreciation	(679,478)	(466,933)
Loan fees and costs	(560,501)	(603,736)
Other	(314,759)	(307,284)

Total	(1,554,738)	(1,377,953)

Deferred tax asset, net	$8,973,440	$7,799,144

The (credit) provision for income taxes for the years ended December 31 are as follows:

	2010	2009	2008

Current	$1,566,421	$158,719	$1,071,912
Deferred	(4,122,790)	(1,776,033)	(2,941)

Total (credit) provision for income taxes	$(2,556,369)	$(1,617,314)	$1,068,971

The reconciliation between the expected statutory income tax and the actual (credit) provision for income taxes is as follows:

	2010	2009	2008

Expected (credit) provision at the statutory rate	$(1,958,660)	$(1,025,956)	$1,599,672
Tax-exempt income	(544,507)	(511,488)	(371,360)
Nondeductible interest expense	30,829	45,713	41,542
Bank owned life insurance	(104,642)	(105,186)	(108,501)
Nondeductible other expenses and other, net	20,611	25,409	25,319
Low income housing credits	-	(45,806)	(117,701)

Actual (credit) provision for income taxes	$(2,556,369)	$(1,617,314)	$1,068,971

11.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $304,000 in 2010, $357,000 in 2009 and $351,000 in 2008.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of December 31 (dollars in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$22,967	$22,967	$8,328	$8,328
Held-to-maturity securities	490	538	709	765
Available-for-sale securities	82,941	82,941	75,821	75,821
FHLB Stock	4,542	4,542	4,781	4,781
Loans and leases	407,903	402,174	423,124	420,908
Loans held-for-sale	213	217	1,221	1,233
Accrued interest	2,228	2,228	2,251	2,251

Financial liabilities:
Deposit liabilities	482,448	478,721	458,994	453,264
Short-term borrowings	8,548	8,548	16,533	16,533
Long-term debt	21,000	23,956	32,000	35,017
Accrued interest	440	440	665	665
The accounting guidelines establish a framework for measuring and disclosing information about fair value measurements.  The guidelines of fair value reporting instituted a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:
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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	Fair value measurements at December 31, 2010
		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
	at December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
Agency - GSE	$16,288	$-	$16,288	$-
Obligations of states and political subdivisions	24,171	-	24,171	-
Corporate bonds:
Pooled trust preferred securities	1,453	-	-	1,453
MBS - GSE residential	40,553	-	40,553	-
Equity securities - financial services	476	476	-	-
Total available-for-sale securities	$82,941	$476	$81,012	$1,453

	Fair value measurements at December 31, 2009
		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
	at December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
Agency - GSE	$33,132	$-	$33,132	$-
Obligations of states and political subdivisions	23,270	-	23,270	-
Corporate bonds:
Pooled trust preferred securities	5,242	-		5,242
MBS - GSE residential	13,748	-	13,748	-
Equity securities - financial services	429	429	-	-
Total available-for-sale securities	$75,821	$429	$70,150	$5,242

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the twelve months ended December 31, 2010, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	As of and for the	As of and for the
	twelve months ended	twelve months ended
	December 31, 2010	December 31, 2009

Balance at beginning of period	$5,242	$10,260

Realized/unrealized gains (losses):
In earnings	(11,836)	(3,300)
In comprehensive income	8,133	(2,397)
Purchases, sales, issuances and settlements, amortization, and accretion, net	(86)	679
Balance at end of period	$1,453	$5,242

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels (dollars in thousands):

	Fair value measurement at December 31, 2010
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,453	$-	$4,387	$66
Other real estate owned	1,261	-	1,053	208
Total	$5,714	$-	$5,440	$274

	Fair value measurement at December 31, 2009
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,842	$15	$4,447	$380
Other real estate owned	887	-	337	550
Total	$5,729	$15	$4,784	$930

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; for Level 2, observable inputs, employed by certified appraisers for similar assets are utilized if the loan is collateral-dependent and then discounted based upon the type and/or age of the appraisal, the costs to sell and maintain the underlying collateral.  If the loan is not considered to be collateral dependent, any impairment may be determined based upon the present value of the reported cash flows discounted at the loan’s effective interest rate.  In cases where valuation techniques included inputs that are unobservable, the valuations are based on commonly used and generally accepted industry liquidation advance rates or estimates and assumptions developed by management, with significant adjustments applied to the best information available under each circumstance.  These asset valuations are classified as Level 3 inputs.  A net reduction or transfer out of the impaired loans with Level 2 inputs occurred during the twelve month period ended December 31, 2010 based upon payments received.  There were no significant transfers during the year in the Level 1 and Level 3 impaired loans.

Other real estate owned (ORE) is carried at its fair value.  The technique used to value the ORE is similar to the valuation of impaired loans, however, Level 1 inputs do not apply to ORE as there is no readily available quoted market price for such assets.   Level 2 observable inputs, employed by certified appraisers for similar assets are utilized; and are then discounted based upon type and/or age of the appraisal, the costs to sell and to maintain the property.  In cases were the valuation techniques after considering the appraisal, included inputs that are unobservable, the valuations are based on estimates and assumptions developed by management, with the additional adjustments applied based upon the best information available in each case.  These asset valuations are classified as Level 3 inputs.

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

As of December 31, 2010 and 2009, the notional amount of the Company’s financial instruments with off-balance sheet risk were as follows (dollars in thousands):

	2010	2009
Off-balance sheet financial instruments:
Commitments to extend credit	$78,765	$79,365
Standby letters of credit	8,743	9,046

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

The following table summarizes outstanding financial letters of credit as of December 31, 2010 (dollars in thousands):

		More than
	Less than	one year to	Over five
	one year	five years	years	Total
Secured by:
Collateral	$1,981	$5,000	$720	$7,701
Bank lines of credit	684	240	-	924

	2,665	5,240	720	8,625

Unsecured	118	-	-	118

Total	$2,783	$5,240	$720	$8,743
The Company has not incurred losses on its commitments in 2010, 2009 or 2008.

13.	EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company.  The Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares.  Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock.  There were no potentially dilutive shares outstanding as of December 31, 2010 and 2009 and there were 20 potentially dilutive shares outstanding as of December 31, 2008.

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

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Basic EPS:

Net (loss) income available to common shareholders	$(3,204,394)	$(1,400,205)	$3,635,948

Weighted-average common shares outstanding	2,141,323	2,080,507	2,068,851

Basic EPS	$(1.50)	$(0.67)	$1.76

Diluted EPS:

Net (loss) income available to common shareholders	$(3,204,394)	$(1,400,205)	$3,635,948

Weighted-average common shares outstanding	2,141,323	2,080,507	2,068,851
Diluted potential common shares	-	-	20
Weighted-average common shares and dilutive potential shares outstanding	2,141,323	2,080,507	2,068,871

Diluted EPS	$(1.50)	$(0.67)	$1.76

14.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  For the Company in 2010 and 2009, the appropriate risk-weighting pursuant to regulatory guidelines, required a gross-up in the risk-weighting of securities that were rated below investment grade, thus significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in both 2010 and 2009.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of December 31, 2010 and 2009, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2010 or 2009.

					To be well capitalized under prompt corrective action provisions
			For capital adequacy purposes
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:

Total capital (to risk-weighted assets)
Consolidated	$54,155,010	11.9%	≥ $ 36,515,705	≥ 8.0%	N/A	N/A
Bank	$53,809,582	11.8%	≥ $ 36,505,618	≥ 8.0%	≥ $ 45,632,022	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$48,350,724	10.6%	≥ $ 18,257,852	≥ 4.0%	N/A	N/A
Bank	$48,077,518	10.5%	≥ $ 18,252,809	≥ 4.0%	≥ $ 27,379,213	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$48,350,724	8.2%	≥ $ 23,601,194	≥ 4.0%	N/A	N/A
Bank	$48,077,518	8.2%	≥ $ 23,584,273	≥ 4.0%	≥ $ 29,480,341	≥ 5.0%

As of December 31, 2009:

Total capital (to risk-weighted assets)
Consolidated	$61,568,720	11.4%	≥ $ 43,085,677	≥ 8.0%	N/A	N/A
Bank	$61,170,729	11.4%	≥ $ 43,075,958	≥ 8.0%	≥ $ 53,844,947	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$54,778,019	10.2%	≥ $ 21,542,839	≥ 4.0%	N/A	N/A
Bank	$54,429,494	10.1%	≥ $ 21,537,979	≥ 4.0%	≥ $ 32,306,968	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$54,778,019	9.8%	≥ $ 22,380,403	≥ 4.0%	N/A	N/A
Bank	$54,429,494	9.7%	≥ $ 22,363,361	≥ 4.0%	≥ $ 27,954,202	≥ 5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $41,476,000 at December 31, 2010.  However, such dividends are limited due to the capital requirements discussed above.

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

	2010	2009	2008

Balance, beginning	$6,828,855	$8,053,604	$7,665,710
Additions	1,029,803	531,239	1,696,194
Collections	(5,716,139)	(1,755,988)	(1,308,300)

Balance, ending	$2,142,519	$6,828,855	$8,053,604

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	2010	2009	2008

Number of persons	1	2	2

Balance, beginning	$6,605,116	$7,578,162	$7,196,079
Additions	705,528	106,044	1,090,044
Collections	(5,445,077)	(1,079,090)	(707,961)

Balance, ending	$1,865,567	$6,605,116	$7,578,162

As of December 31, 2010, 2009 and 2008, deposits from executive officers, directors and associates of such persons approximated $8,471,000, $6,919,000 and $9,000,000, respectively.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total

2010

Interest income	$7,041	$6,970	$6,954	$6,615	$27,580
Interest expense	(1,882)	(1,753)	(1,681)	(1,511)	(6,827)

Net interest income	5,159	5,217	5,273	5,104	20,753
Provision for loan losses	(575)	(300)	(375)	(835)	(2,085)
Gain on sale of investment securities	-	-	-	2	2
Other-than-temporary impairment	(79)	(676)	(1,749)	(9,332)	(11,836)
Other income	1,225	1,316	1,479	1,404	5,424
Other expenses	(5,105)	(4,694)	(4,318)	(3,901)	(18,018)

Income (loss) before taxes	625	863	310	(7,558)	(5,760)
(Provision) credit for income taxes	(69)	(144)	45	2,724	2,556

Net income (loss)	$556	$719	$355	$(4,834)	$(3,204)

Net income (loss) per share	$0.26	$0.34	$0.16	$(2.26)	$(1.50)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
2009

Interest income	$7,827	$7,456	$7,454	$7,173	$29,910
Interest expense	(3,002)	(2,715)	(3,033)	(2,047)	(10,797)

Net interest income	4,825	4,741	4,421	5,126	19,113
Provision for loan losses	(425)	(300)	(3,125)	(1,200)	(5,050)
Gain on sale of investment securities	-	-	-	11	11
Other-than-temporary impairment	(326)	(1)	(2,432)	(542)	(3,301)
Other income	1,639	1,459	1,139	1,213	5,450
Other expenses	(4,662)	(4,739)	(5,109)	(4,731)	(19,241)

Income (loss) before taxes	1,051	1,160	(5,106)	(123)	(3,018)
(Provision) credit for income taxes	(226)	(248)	1,895	197	1,618

Net income (loss)	$825	$912	$(3,211)	$74	$(1,400)

Net income (loss) per share	$0.40	$0.44	$(1.55)	$0.04	$(0.67)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Total
2008

Interest income	$8,745	$8,613	$8,419	$8,184	$33,961
Interest expense	(4,198)	(3,670)	(3,540)	(3,276)	(14,684)

Net interest income	4,547	4,943	4,879	4,908	19,277
Provision for loan losses	-	(125)	(130)	(685)	(940)
Gain on sale of investment securities	1	7	17	-	25
Other-than-temporary impairment	-	-	(403)	(33)	(436)
Other income	1,295	1,259	1,231	1,204	4,989
Other expenses	(4,393)	(4,445)	(4,673)	(4,699)	(18,210)

Income before taxes	1,450	1,639	921	695	4,705
Provision for income taxes	(361)	(435)	(180)	(93)	(1,069)

Net income	$1,089	$1,204	$741	$602	$3,636

Net income per share	$0.52	$0.59	$0.35	$0.30	$1.76

17.	CONTINGENCIES

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

In 2010, the Financial Accounting Standards Board (FASB) issued and the Company adopted the new accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosure guidance significantly expanded the existing requirements for greater transparency into a company's exposure to credit losses from lending type arrangements.  The objectives of the expanded disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company's financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period.  The new guidance applies to all companies.  The extensive new disclosures of information as of the end of a reporting period will become effective for interim and annual reporting periods ending after December 15, 2010 for public companies, such as the Company.  Specific items regarding activity that occurred before the issuance of the new guidance, such as the allowance roll forward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies.  The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In 2010, FASB issued and the Company adopted the new accounting guidance related to the transfers and servicing of financial assets.  The standard eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset should be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In 2010, FASB issued and the Company adopted the amended accounting guidance related to fair value measurements which entails new disclosures and clarifies disclosure requirements about fair value measurement as set forth in previous guidance.  The objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, an entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  The amended guidance also clarifies the requirements of the following disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures will become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In 2011, the Company will adopt the new accounting guidance update related to the disclosures about troubled debt restructurings (TDRs).  The amendments in this update temporarily delay the effective date of the disclosures for public entities. Under the existing effective date in this update, public-entity creditors, such as the Company, would have provided disclosures about TDRs for periods beginning on or after December 15, 2010. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis (dollars in thousands):

Condensed Balance Sheets	December 31,
	2010	2009
Assets:
Cash	$2	$47
Investment in subsidiary	46,356	45,256
Securities available-for-sale	476	429
Other assets	13	10

Total	$46,847	$45,742

Liabilities and shareholders' equity:
Liabilities	$73	$67
Shareholders' equity	46,774	45,675

Total	$46,847	$45,742

Condensed Income Statements	Years ended December 31,
	2010	2009	2008
Income:
Equity in undistributed (loss) earnings of subsidiary	$(4,246)	$(2,684)	$1,337
Dividends from subsidiary	1,206	1,439	2,580
Other income	17	19	16

Total (loss) income	(3,023)	(1,226)	3,933

Operating expenses	268	258	446

(Loss) income before taxes	(3,291)	(1,484)	3,487

Credit for income taxes	87	84	149

Net (loss) income	$(3,204)	$(1,400)	$3,636

Condensed Statements of Cash Flows	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,204)	$(1,400)	$3,636
Adjustments to reconcile net (loss) income to net cash used in operations:
Equity in earnings of subsidiary	3,040	1,245	(3,917)
Stock-based compensation expense	7	5	129
Deferred income tax benefit	-	-	(43)
Changes in other assets and liabilities, net	(14)	27	(17)

Net cash used in operating activities	(171)	(123)	(212)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,207	1,439	2,580

Net cash provided by investing activities	1,207	1,439	2,580

Cash flows from financing activities:
Dividends paid, net of dividend reinvestment	(1,453)	(1,255)	(1,995)
Cash contributions from dividend reinvestment plan	305	-	-
Purchase of treasury stock	-	(57)	(430)
Withholdings to purchase capital stock	67	41	57

Net cash used in financing activities	(1,081)	(1,271)	(2,368)

Net (decrease) increase in cash	(45)	45	-

Cash, beginning	47	2	2

Cash, ending	$2	$47	$2

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T):	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2010.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s President and Chief Executive Officer and the Chief Financial Officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B:	OTHER INFORMATION

None.

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a written code of ethics that applies to our directors, officers and employees, including our chief executive officer and chief financial officer, which is available on our website at http://www.bankatfidelity.com through the Investor Relations link and then under the headings “Other Information”, “Governance Documents.”  In addition, copies of our code of ethics will be provided to shareholders upon written request to Fidelity D & D Bancorp, Inc., Blakely and Drinker Streets, Dunmore, PA 18512 at no charge.

Item 11:	EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders to be filed with the SEC.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders to be filed with the SEC.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 15 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and with Item 407(a) is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders to be filed with the SEC.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders to be filed with the SEC.

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

*10.10 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.

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

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2011 Annual Report to Shareholders filed with the SEC on Form ARS.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 29, 2011	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 29, 2011	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 29, 2011
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 29, 2011
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 29, 2011
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 29, 2011
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 29, 2011
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ David L. Tressler	March 29, 2011
David L. Tressler, Director

By:	/s/ Mary E. Mcdonald	March 29, 2011
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 29, 2011
Brian J. Cali, Director

Exhibit Index	Page

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
*

10.10 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated January 3, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008.
*

10.11 Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated February 28, 2008.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	82

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	14

13 Annual Report to Shareholders. Incorporated by reference to the 2009 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	96

23 Consent of Independent Registered Public Accounting Firm.	97

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	98

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	99

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	100

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	100

*Incorporated by Reference