Form 10-Q
period 2011-03-31
FIDELITY D & D BANCORP INC
filed 2011-05-11
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2011, the latest practicable date, was 2,199,380 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2011

PART I – Financial Information
Item 1: Financial Statements
FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010

Assets:
Cash and due from banks	$9,700,307	$8,071,151
Interest-bearing deposits with financial institutions	37,742,960	14,896,194

Total cash and cash equivalents	47,443,267	22,967,345

Available-for-sale securities	90,414,897	82,940,996
Held-to-maturity securities	466,968	490,375
Federal Home Loan Bank Stock	4,314,900	4,542,000
Loans, net (allowance for loan losses of $8,223,978 in 2011; $7,897,822 in 2010)	411,273,322	407,903,329
Loans held-for-sale (fair value $314,677 in 2011; $216,845 in 2010)	309,600	213,000
Foreclosed assets held-for-sale	1,131,595	1,260,895
Bank premises and equipment, net	14,421,943	14,763,873
Cash surrender value of bank owned life insurance	9,501,732	9,424,926
Accrued interest receivable	2,271,160	2,228,409
Other assets	14,747,128	14,938,004

Total assets	$596,296,512	$561,673,152

Liabilities:
Deposits:
Interest-bearing	$399,916,954	$396,667,300
Non-interest-bearing	113,283,383	85,780,392

Total deposits	513,200,337	482,447,692

Accrued interest payable and other liabilities	2,662,440	2,903,045
Short-term borrowings	11,131,104	8,548,400
Long-term debt	21,000,000	21,000,000

Total liabilities	547,993,881	514,899,137

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,199,380 in 2011; and 2,178,028 in 2010)	21,420,565	21,046,646
Retained earnings	30,225,700	29,544,522
Accumulated other comprehensive loss	(3,343,634)	(3,817,153)

Total shareholders' equity	48,302,631	46,774,015

Total liabilities and shareholders' equity	$596,296,512	$561,673,152

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010

Interest income:
Loans:
Taxable	$5,807,080	$6,080,017
Nontaxable	127,433	146,296
Interest-bearing deposits with financial institutions	17,479	8,428
Investment securities:
U.S. government agency and corporations	299,325	480,319
States and political subdivisions (non-taxable)	287,250	253,327
Other securities	11,755	65,911
Federal funds sold	51	6,993

Total interest income	6,550,373	7,041,291

Interest expense:
Deposits	1,041,877	1,414,061
Securities sold under repurchase agreements	19,048	44,892
Other short-term borrowings and other	259	631
Long-term debt	255,570	422,773

Total interest expense	1,316,754	1,882,357

Net interest income	5,233,619	5,158,934

Provision for loan losses	475,000	575,000

Net interest income after provision for loan losses	4,758,619	4,583,934

Other income:
Service charges on deposit accounts	627,146	617,024
Service charges on loans	119,998	145,468
Fees and other revenue	404,102	357,991
Gain (loss) on sale or disposal of:
Loans	245,591	99,330
Investment securities	887	-
Premises and equipment	42	(16,171)
Foreclosed assets held-for-sale	14,864	21,010
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(214,734)	(1,436,636)
Non-credit related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	140,042	1,357,586
Net impairment losses on investment securities recognized in earnings	(74,692)	(79,050)
Total other income	1,337,938	1,145,602

Other expenses:
Salaries and employee benefits	2,224,615	2,769,090
Premises and equipment	976,111	894,819
Advertising and marketing	150,590	158,943
Professional services	254,767	341,067
FDIC assessment	229,885	195,150
Loan collection and other real estate owned	39,805	152,391
Office supplies	112,423	123,354
Other	501,632	469,635

Total other expenses	4,489,828	5,104,449

Income before income taxes	1,606,729	625,087

Provision for income taxes	379,844	69,207

Net income	$1,226,885	$555,880

Per share data:
Net income - basic	$0.56	$0.26
Net income - diluted	$0.56	$0.26
Dividends	$0.25	$0.25

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2011 and 2010
(Unaudited)

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	loss	Total

Balance, December 31, 2009	2,105,860	$19,982,677	$34,886,265	$(9,194,395)	$45,674,547
Total comprehensive income:
Net income			555,880		555,880
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $549,197				1,066,088	1,066,088
Non-credit related impairment losses on investment securities not expected to be sold, net of tax adjustments of $377,251				(732,310)	(732,310)
Comprehensive income					889,658
Issuance of common stock through Employee Stock Purchase Plan	4,754	67,367			67,367
Issuance of common stock through Dividend Reinvestment Plan	17,698	254,453			254,453
Stock-based compensation expense		7,485			7,485
Cash dividends declared			(527,653)		(527,653)

Balance, March 31, 2010	2,128,312	$20,311,982	$34,914,492	$(8,860,617)	$46,365,857

Balance, December 31, 2010	2,178,028	$21,046,646	$29,544,522	$(3,817,153)	$46,774,015
Total comprehensive income:
Net income			1,226,885		1,226,885
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $242,461				470,662	470,662
Non-credit related impairment gains on investment securities not expected to be sold, net of tax adjustments of $1,472				2,857	2,857
Comprehensive income					1,700,404
Issuance of common stock through Employee Stock Purchase Plan	4,801	67,060			67,060
Issuance of common stock through Dividend Reinvestment Plan	16,551	283,022			283,022
Stock-based compensation expense		23,837			23,837
Cash dividends declared			(545,707)		(545,707)

Balance, March 31, 2011	2,199,380	$21,420,565	$30,225,700	$(3,343,634)	$48,302,631

See notes to unaudited consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,226,885	$555,880
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, amortization and accretion	815,793	448,246
Provision for loan losses	475,000	575,000
Deferred income tax expense (benefit)	62,568	(204,941)
Stock-based compensation expense	23,837	7,485
Proceeds from sale of loans held-for-sale	8,741,898	7,991,498
Originations of loans held-for-sale	(6,555,101)	(6,684,054)
Increase in cash surrender value of life insurance	(76,806)	(75,471)
Net gain from sales of loans	(245,591)	(99,330)
Net gain on sale of investment securities	(887)	-
Net gain from sales of foreclosed assets held-for-sale	(14,864)	(21,010)
(Gain)/loss from disposal of equipment	(42)	16,171
Other-than-temporary impairment on securities	74,692	79,050
Change in:
Accrued interest receivable	(42,751)	33,544
Other assets	(150,828)	(89,807)
Accrued interest payable and other liabilities	(150,139)	180,558

Net cash provided by operating activities	4,183,664	2,712,819

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	23,407	36,771
Available-for-sale securities:
Proceeds from sales	803,686	-
Proceeds from maturities, calls and principal pay-downs	4,113,985	12,290,737
Purchases	(12,049,766)	(16,726,036)
Net decrease in FHLB stock	227,100	-
Net increase in loans	(6,056,662)	(4,014,606)
Acquisition of bank premises and equipment	(53,380)	(209,598)
Proceeds from sale of foreclosed assets held-for-sale	144,164	570,605

Net cash used in investing activities	(12,847,466)	(8,052,127)

Cash flows from financing activities:
Net increase in deposits	30,752,645	27,562,726
Net increase in short-term borrowings	2,582,704	9,837,115
Proceeds from employee stock purchase plan participants	67,060	67,367
Dividends paid, net of dividends reinvested	(366,084)	(344,777)
Proceeds from dividend reinvestment plan participants	103,399	71,577

Net cash provided by financing activities	33,139,724	37,194,008

Net increase in cash and cash equivalents	24,475,922	31,854,700

Cash and cash equivalents, beginning	22,967,345	8,327,954

Cash and cash equivalents, ending	$47,443,267	$40,182,654

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the related consolidated statements of income for the three-month periods ended March 31, 2011 and 2010 and changes in shareholders’ equity and cash flows for the three months ended March 31, 2011 and 2010 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2011 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of HFS loans, see the section entitled “Loans held-for-sale,” contained within management’s discussion and analysis.  As of March 31, 2011 and December 31, 2010, loans classified as HFS consisted of residential mortgages.

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the three months ended March 31, 2011 and 2010, the Company paid interest of $1,340,000 and $1,921,000, respectively.  The Company was required to pay income taxes of $6,000 during the first three months of 2011 and was not required to pay income taxes during the first three months of 2010.  There were no transfers from loans to foreclosed assets held-for-sale during the quarters ended March 31, 2011 and 2010.  Transfers from loans to loans HFS amounted to $2,212,000 and $406,000 during the first three months of 2011 and 2010, respectively.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

2.  New Accounting Pronouncements

In 2010, the Financial Accounting Standards Board (FASB) issued and the Company adopted the first phase of the amended accounting guidance related to fair value measurements which entailed new disclosures and clarified disclosure requirements about fair value measurement as set forth in previous guidance.  In 2011, the Company adopted the second phase of the amended guidance which requires disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new accounting guidance including the portion related to the current fiscal year phase-in did not have an impact on the Company’s consolidated financial statements.

In 2011, FASB issued and the Company will adopt the new accounting update related to a creditor's determination of whether a restructuring is a troubled debt restructuring (TDR).  The update provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR.  The new guidance requires creditors to: evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs;  consider the receivable impaired when calculating the allowance for loan losses and provide additional disclosures about the TDR activities in accordance with the requirements of the recently adopted guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update is effective retrospectively to January 1, 2011 for public companies.  Public companies will begin to disclose this information during the third quarter of 2011. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment securities

The amortized cost and fair value of investment securities at March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	March 31, 2011
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$467	$46	$-	$513

Available-for-sale securities:
Agency - GSE	$21,322	$105	$167	$21,260
Obligations of states and political subdivisions	26,590	281	635	26,236
Corporate bonds:
Pooled trust preferred securities	6,799	90	5,501	1,388
MBS - GSE residential	40,447	691	89	41,049

Total debt securities	95,158	1,167	6,392	89,933

Equity securities - financial services	322	160	-	482

Total available-for-sale securities	$95,480	$1,327	$6,392	$90,415

	December 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$490	$48	$-	$538

Available-for-sale securities:
Agency - GSE	$16,316	$122	$150	$16,288
Obligations of states and political subdivisions	24,991	135	955	24,171
Corporate bonds:
Pooled trust preferred securities	6,873	90	5,510	1,453
MBS - GSE residential	40,222	524	193	40,553

Total debt securities	88,402	871	6,808	82,465

Equity securities - financial services	322	154	-	476

Total available-for-sale securities	$88,724	$1,025	$6,808	$82,941

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity are summarized below (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$467	$513

Available-for-sale securities:
Debt securities:
Due in one year or less	$560	$562
Due after one year through five years	8,034	8,005
Due after five years through ten years	6,793	6,705
Due after ten years	39,324	33,612
Total debt securities	54,711	48,884

MBS - GSE residential	40,447	41,049

Total available-for-sale debt securities	$95,158	$89,933

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$9,985	$167	$-	$-	$9,985	$167
Obligations of states and political subdivisions	12,688	635	-	-	12,688	635
Corporate bonds:
Pooled trust preferred securities	-	-	1,298	5,501	1,298	5,501
MBS - GSE residential	9,240	89	-	-	9,240	89
Total temporarily impaired securities	$31,913	$891	$1,298	$5,501	$33,211	$6,392
Number of securities	33		8		41

	December 31, 2010
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$6,995	$150	$-	$-	$6,995	$150
Obligations of states and political subdivisions	16,549	955	-	-	16,549	955
Corporate bonds:
Pooled trust preferred securities	-	-	1,364	5,510	1,364	5,510
MBS - GSE residential	14,672	193	-	-	14,672	193
Total temporarily impaired securities	$38,216	$1,298	$1,364	$5,510	$39,580	$6,808
Number of securities	40		7		47

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

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt and equity securities.  The guidance set forth in those pronouncements requires the Company to consider current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be maturity and other factors when evaluating for the existence of OTTI.  The guidance requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types discussed below, as of March 31, 2011 the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions

Agency - GSE and MBS - GSE residential
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

In the above security types, the changes in fair value are attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of March 31, 2011, recognition of OTTI on these securities was unnecessary.

Pooled trust preferred securities
A Pooled Trust Preferred Collateralized Debt Obligation (CDO) is a type of investment security collateralized by trust preferred securities (TPS) issued by banks, insurance companies and real estate investment trusts.  The primary collateral type is a TPS issued by a bank.  A TPS is a hybrid security with both debt and equity characteristics which includes the ability of the issuer to voluntarily defer interest payments for up to 20 consecutive quarters.  A TPS is considered a junior security in the capital structure of the issuer.

There are various investment classes or tranches issued by the CDO.  The most senior tranche has the lowest yield but the most protection from credit losses.  Conversely, the most junior tranche has the highest yield and the most risk of credit loss.  Junior tranches are subordinate to senior tranches.  Losses are generally allocated from the lowest tranche with the equity component holding the most risk and then subordinate tranches in reverse order up to the most senior tranche.  The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in the first quarter of 2011, credit-related OTTI be recorded on one PreTSL holding, a component of the AFS securities portfolio.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated (dollars in thousands):
	Three months ended
	March 31,
	2011	2010
Pooled trust preferred securities:
PreTSL VII, Mezzanine	$-	$19
PreTSL XI, B-3	-	60
PreTSL XXIV, B-1	75	-
Total	$75	$79

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):
	Three months ended
	March 31, 2011
	HTM	AFS	Total
Balance of credit-related OTTI	$-	$(15,034)	$(15,034)
Additions for credit-related OTTI not previously recognized	-		-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(75)	(75)
Ending balance of credit-related OTTI	$-	$(15,109)	$(15,109)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s portfolio PreTSLs.  Defaults and cash flows on the underlying collateral were projected on each of the 13 tranches and utilizing the resulting estimated weighted-average lives, 10,000 credit scenarios were simulated to determine the frequency of losses to each tranche.  A loss frequency of greater than 50% constituted OTTI.  Utilizing the portfolio’s default probability rate and weighted-average lives, to determine a benchmark discount rate, and applying a differential to the individual pool’s collateral-rating, an appropriate discount rate is determined and is used to estimate the anticipated cash flow from each tranche within each pool.  The projected estimated cash flow of each tranche was compared to the estimated cash flow of each tranche as of the previous measurement date of December 31, 2010 to determine if there was a significant adverse change.  The results indicated that a significant adverse change in cash flow occurred in one tranche signifying additional collateral erosion and further evidence of the Company’s inability to collect the principal balance of the tranche.  Accordingly, $75,000 of credit-related OTTI was recorded in the first quarter of 2011.

During the first three quarters of 2010, the valuation process used by the Company was different than the process currently used.  The inputs used in the past also consisted of a mix of both observable and unobservable, however they were more global applications and not as security-specific as those currently used.  For example, prior to December 31, 2010, to project a default rate, universal adjustments were applied to the historical average default rates.  The historical average default rates were obtained from the FDIC for U.S. Banks and Thrifts for the period spanning 1988 to 1991.  This rate was tripled, and then adjusted downward for actual deferrals/defaults in all PreTSLs for the years 2008 and 2009.  The results were then stratified beginning with a higher rate of default and then regressing to normal, with projected global recoveries and prepayment speeds.  The resulting rate was then applied to all of the PreTSLs in the Company’s portfolio to determine period-end valuations and the existence of OTTI.

Management of the Company has determined that the currently employed security-specific analysis is more representative of the performance and credit-worthiness of the collateral within each of the securities.  Accordingly, the Company’s intent is to use the new analysis in future OTTI determinations.

One of the Company’s initial mezzanine holdings, PreTSL IV, is now a senior tranche and the remaining holdings are mezzanine tranches.  As of March 31, 2011, none of the PreTSLs were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any security consisted of a security issued by any one bank and 4% for insurance companies.  As of March 31, 2011, management estimates the subordination in the Company’s tranches ranging from 0% to 19.3% of the current performing collateral.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated (dollars in thousands):

		March 31, 2011		December 31, 2010
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
PreTSL VII	Mezzanine	$-	$70	$-	$68
PreTSL IX	B-1,B-3	1,679	488	1,679	527
PreTSL XI	B-3	1,125	313	1,125	407
PreTSL XV	B-1	-	20	-	21
PreTSL XVIII	C	285	7	285	11
PreTSL XIX	C	452	19	452	22
PreTSL XXIV	B-1	407	15	482	35
		$3,948	$932	$4,023	$1,091

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”.  When these two conditions exist, the security is placed on non-accrual status.  Quarterly, each of the other issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of March 31, 2011 (dollars in thousands):
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
PreTSL IV	Mezzanine	$447	$228	$(219)	Ca / CCC	6 / -	$18,000	27.1	$9,978	19.3	33.0
PreTSL V	Mezzanine	-	-	-	Ba3 / D	3 / -	28,950	100.0	None	N/A	N/A
PreTSL VII	Mezzanine	-	70	70	Ca / C	19 / -	154,000	67.8	None	N/A	N/A
PreTSL IX	B-1,B-3	1,679	488	(1,191)	Ca / C	48 / -	136,510	31.0	None	N/A	N/A
PreTSL XI	B-3	1,125	313	(812)	Ca / C	65 / -	180,780	30.7	None	N/A	N/A
PreTSL XV	B-1	-	20	20	C / C	63 / 9	211,700	35.4	None	N/A	N/A
PreTSL XVI	C	-	-	-	Ca / C	49 / 7	270,190	46.9	None	N/A	N/A
PreTSL XVII	C	-	-	-	Ca / C	51 / 6	172,270	36.3	None	N/A	N/A
PreTSL XVIII	C	285	7	(278)	Ca / C	66 / 14	168,340	24.9	None	N/A	1.3
PreTSL XIX	C	452	19	(433)	C / C	60 / 14	170,400	24.3	None	N/A	3.2
PreTSL XXIV	B-1	407	15	(392)	Caa3 / CC	80 / 13	401,800	38.2	None	N/A	4.7
PreTSL XXV	C-1	-	-	-	C / C	64 / 9	326,600	37.2	None	N/A	N/A
PreTSL XXVII	B	2,404	228	(2,176)	Ca / CC	42 / 7	88,300	27.1	None	N/A	20.7
		$6,799	$1,388	$(5,411)

(1)   All ratings have been updated through March 31, 2011.

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

For a further discussion on the fair value determination of the Company’s investment in PreTSLs and other financial instruments, see Note 7, “Fair Value Measurements”, and see also “Investment securities” under the caption “Comparison of financial condition at March 31, 2011 and December 31, 2010” of Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; below.

4.  Loans

The classifications of loans at March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
	Amount	Amount

Commercial and industrial	$90,709	$85,129
Commercial real estate:
Non-owner occupied	85,270	87,355
Owner occupied	69,472	69,338
Construction	13,554	12,501
Consumer:
Home equity installment	38,578	40,089
Home equity line of credit	30,063	29,185
Auto	11,089	10,734
Other	6,413	7,165
Residential:
Real estate	70,252	68,160
Construction	4,097	6,145

Total	419,497	415,801

Allowance for loan losses	8,224	7,898

Loans, net	$411,273	$407,903

Net deferred loan costs of $609,000 and $574,000 have been added to the carrying values of loans at March 31, 2011 and December 31, 2010, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $191,405,000 as of March 31, 2011 and $188,627,000 as of December 31, 2010.

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

Non-accrual loans, segregated by class, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010

Commercial and industrial	$164,583	$164,583

Commercial real estate:

Non-owner occupied	1,970,333	2,000,333
Owner occupied	2,764,497	2,768,036

Consumer:

Home equity installment	705,319	600,745
Home equity line of credit	489,658	507,660
Auto	-	14,000
Other	-	13,467

Residential:

Real estate	3,274,439	3,805,462
Construction	94,389	94,389

Total	$9,463,218	$9,968,675

Had non-accrual loans been performing in accordance with their original contractual terms, the Company would have recognized interest income of approximately $112,000 during the first quarter of 2011.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 are as follows:

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
March 31, 2011	past due	past due	or more *	past due	Current	receivable	and accruing

Commercial and industrial	$336,161	$313,674	$374,583	$1,024,418	$89,684,422	$90,708,840	$210,000
Commercial real estate:
Non-owner occupied	1,755,157	629,716	2,198,593	4,583,466	80,686,550	85,270,016	228,260
Owner occupied	5,661	-	2,764,497	2,770,158	66,701,712	69,471,870	-
Construction	-	-	-	-	13,553,901	13,553,901	-
Consumer:
Home equity installment	252,144	-	814,795	1,066,939	37,510,065	38,577,004	109,475
Home equity line of credit	-	-	489,657	489,657	29,573,439	30,063,096	-
Auto	79,333	37,690	-	117,023	10,971,994	11,089,017	-
Other	102,452	28,585	-	131,037	6,283,531	6,414,568	-
Residential:
Real estate	412,417	-	3,274,439	3,686,856	66,565,223	70,252,079	-
Construction	-	-	94,389	94,389	4,002,520	4,096,909	-

Total	$2,943,325	$1,009,665	$10,010,953	$13,963,943	$405,533,357	$419,497,300	$547,735

* Includes $9,463,218 of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2010	past due	past due	or more *	past due	Current	receivable	and accruing

Commercial and industrial	$15,407	$270,624	$262,306	$548,337	$84,580,937	$85,129,274	$97,723
Commercial real estate:
Non-owner occupied	56,093	17,275	2,000,333	2,073,701	85,281,624	87,355,325	-
Owner occupied	402,868	20,539	2,783,586	3,206,993	66,130,947	69,337,940	15,549
Construction	-	-	-	-	12,500,834	12,500,834	-
Consumer:
Home equity installment	205,889	103,775	711,915	1,021,579	39,067,422	40,089,001	111,171
Home equity line of credit	6,552	44,634	507,660	558,846	28,626,253	29,185,099	-
Auto	235,193	92,131	15,617	342,941	10,391,426	10,734,367	1,617
Other	21,034	11,578	13,467	46,079	7,119,249	7,165,328	-
Residential:
Real estate	-	1,107,570	3,868,020	4,975,590	63,183,924	68,159,514	62,558
Construction	-	-	94,389	94,389	6,050,080	6,144,469	-

Total	$943,036	$1,668,126	$10,257,293	$12,868,455	$402,932,696	$415,801,151	$288,618

* Includes $9,968,675 of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors.  At March 31, 2011, impaired loans consisted of other impaired loans totaling $1,784,000, in addition to the $9,463,000 of non-accrual loans.  Other than the non-accrual loans, there we no other impaired loans as of December 31, 2010.  Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, are detailed below, as of the period indicated:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
	balance	allowance	allowance	investment	allowance
March 31, 2011

Commercial & industrial	$811,545	$115,130	$49,453	$164,583	$22,320
Commercial real estate:
Non-owner occupied	2,654,140	299,700	1,670,633	1,970,333	121,181
Owner occupied	4,548,746	4,187,752	361,004	4,548,756	558,020
Consumer:
Home equity installment	738,649	437,160	268,159	705,319	74,506
Home equity line of credit	489,659	148,357	341,301	489,658	69,429
Residential:
Real Estate	3,295,590	1,984,403	1,290,036	3,274,439	350,282
Construction	94,389	94,389	-	94,389	15,615

Total	$12,632,718	$7,266,891	$3,980,586	$11,247,477	$1,211,353

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
	balance	allowance	allowance	investment	allowance
December 31, 2010

Commercial & industrial	$811,545	$-	$164,583	$164,583	$-
Commercial real estate:
Non-owner occupied	2,698,937	24,325	1,976,008	2,000,333	5,670
Owner occupied	2,768,036	2,444,999	323,037	2,768,036	522,835
Consumer:
Home equity installment	718,656	286,188	314,557	600,745	29,495
Home equity line of credit	507,660	167,891	339,769	507,660	86,963
Auto	14,000	-	14,000	14,000	-
Other	13,467	-	13,467	13,467	-
Residential:
Real Estate	3,805,462	2,442,732	1,362,730	3,805,462	351,643
Construction	94,389	94,389	-	94,389	11,121

Total	$11,432,152	$5,460,524	$4,508,151	$9,968,675	$1,007,727

Average investment in impaired loans, interest income recognized and cash basis interest income recognized from impaired loans, as of the period indicated, is as follows:

	Three months ended March 31, 2011
			Cash basis
	Average	Interest	interest
	recorded	income	income
	investment	recognized	recognized

Commercial & industrial	$164,583	$-	$-
Commercial real estate:
Non-owner occupied	1,985,333	-	-
Owner occupied	3,822,979	26,039	13,987
Consumer:
Home equity installment	653,032	5,727	2,917
Home equity line of credit	498,659	1,729	731
Auto	7,000	-	-
Other	6,734	33	33
Residential:
Real Estate	3,539,951	84,669	14,604
Construction	94,389	-	-

Total	$10,772,660	$118,197	$32,272

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

Doubtful

Loans in this category are graded an eight and have a better than 50% possibility of the Company sustaining a loss, but the loss cannot be determined because of specific reasonable factors which may strengthen credit in the near-term.  Many of the weaknesses present in a substandard loan exist.  Liquidation of collateral, if any, is likely.  Any loan graded lower than an eight is considered to be uncollectible and charged-off.

Consumer and Residential

For these portfolios, the Company utilizes payment activity, history and recency of payment.  Therefore, the consumer and residential loan segments are regarded as homogeneous loan pools and as such are not risk rated.  Non-performing loans are considered to be loans past due 90 days or more and accruing and non-accrual loans.  All loans not classified as non-performing are considered performing.

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2011 and December 31, 2010:

Commercial credit exposure
Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010

Pass	$87,115,137	$82,041,657	$77,296,912	$81,139,543	$62,543,320	$61,219,553	$10,287,260	$9,438,537

Special Mention	1,981,814	2,212,483	1,917,503	1,973,618	-	514,313	1,911,628	1,849,077

Substandard	1,611,889	875,134	6,055,601	4,242,164	6,928,551	7,604,074	1,355,012	1,213,220

Doubtful	-	-	-	-	-	-	-	-

Total	$90,708,840	$85,129,274	$85,270,016	$87,355,325	$69,471,871	$69,337,940	$13,553,900	$12,500,834

Consumer credit exposure
Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010

Performing	$37,763,504	$39,377,086	$29,573,438	$28,677,439	$11,089,017	$10,718,750	$6,413,274	$7,151,861

Non-performing	814,794	711,915	489,657	507,660	-	15,617	-	13,467

Total	$38,578,298	$40,089,001	$30,063,095	$29,185,099	$11,089,017	$10,734,367	$6,413,274	$7,165,328

Mortgage lending credit exposure
Credit risk profile based on payment activity

	Residential real estate		Residential construction
	3/31/2011	12/31/2010	3/31/2011	12/31/2010

Performing	$66,977,810	$64,291,494	$4,002,520	$6,050,080

Non-performing	3,274,269	3,868,020	94,389	94,389

Total Total	$70,252,079	$68,159,514	$4,096,909	$6,144,469

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	specific loans that are not impaired, but have an identified potential for loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of homogenous pools by loan category and eliminating the impaired loans;
▪	application of historical loss percentages (two-year average) to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio. Qualitative factor adjustments include:

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of March 31, 2011 and December 31, 2010 is as follows:

	Commercial &	Commercial		Residential
March 31, 2011	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822

Charge-offs	-	-	67,429	98,835	-	166,264
Recoveries	3,850	246	5,845	7,479	-	17,420
Provision	76,900	226,654	60,710	40,474	70,262	475,000

Ending balance	$1,448,281	$4,465,172	$1,248,432	$811,772	$250,321	$8,223,978

Ending balance: individually evaluated for impairment	$22,320	$679,201	$143,935	$365,897		$1,211,353

Ending balance: collectively evaluated for impairment	$1,425,961	$3,785,971	$1,104,497	$445,875		$6,762,304

Loans receivable:

Ending balance	$90,708,840	$168,295,787	$86,143,685	$74,348,988		$419,497,300

Ending balance: individually evaluated for impairment	$164,583	$6,519,089	$1,194,977	$3,368,828		$11,247,477

Ending balance: collectively evaluated for impairment	$90,544,257	$161,776,698	$84,948,708	$70,980,160		$408,249,823

	Commercial &	Commercial		Residential
December 31, 2010	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,406,102	$4,313,897	$1,252,826	$505,259	$95,519	$7,573,603

Charge-offs	451,979	892,426	462,815	1,813	-	1,809,033
Recoveries	3,839	2,799	39,904	1,710	-	48,252
Provision	409,569	814,002	419,391	357,498	84,540	2,085,000

Ending balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822

Ending balance: individually evaluated for impairment	$-	$528,505	$116,458	$362,764		$1,007,727

Ending balance: collectively evaluated for impairment	$1,367,531	$3,709,767	$1,132,848	$499,890		$6,710,036

Loans receivable:

Ending balance	$85,129,274	$169,194,099	$87,173,795	$74,303,983		$415,801,151

Ending balance: individually evaluated for impairment	$164,583	$4,768,369	$1,135,872	$3,899,851		$9,968,675

Ending balance: collectively evaluated for impairment	$84,964,691	$164,425,730	$86,037,923	$70,404,132		$405,832,476

5.  Earnings per share

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	Three months ended March 31,
	2011	2010
Basic EPS:
Net income available to common shareholders	$1,226,885	$555,880
Weighted-average common shares outstanding	2,185,488	2,113,672
Basic EPS	$0.56	$0.26

Diluted EPS:
Net income available to common shareholders	$1,226,885	$555,880
Weighted-average common shares outstanding	2,185,488	2,113,672
Potentially dilutive common shares	-	-
Weighted-average common shares and dilutive potential shares	2,185,488	2,113,672
Diluted EPS	$0.56	$0.26

There were no potentially dilutive shares outstanding in either period because the average share market price of the Company’s common stock during the three months ended March 31, 2011 and 2010 was below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see Note 6, “Stock plans,” below.

6.  Stock plans

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the months ended March 31, 2011 and 2010.  As of March 31, 2011, there were 18,300 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the three months ended March 31, 2011 and 2010.  As of March 31, 2011, there were 5,490 unexercised stock options outstanding under this plan.

No stock-based compensation expense was recognized, related to either of the stock option plans, since the Company did not grant stock options in 2011 or 2010.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance.  The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date.  As of March 31, 2011, 21,826 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2011 and 2010, compensation expense related to the ESPP approximated $24,000 and $7,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

7.  Fair value measurements

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$47,443	$47,443	$22,967	$22,967
Held-to-maturity securities	467	513	490	538
Available-for-sale securities	90,415	90,415	82,941	82,941
FHLB stock	4,315	4,315	4,542	4,542
Loans	411,273	407,325	407,903	402,174
Loans held-for-sale	310	315	213	217
Accrued interest	2,271	2,271	2,228	2,228

Financial liabilities:
Deposit liabilities	513,200	506,703	482,448	478,721
Short-term borrowings	11,131	11,131	8,548	8,548
Long-term debt	21,000	23,628	21,000	23,956
Accrued interest	417	417	440	440

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

Securities:  With the exception of pooled trust preferred securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The fair values of pooled trust preferred securities are determined based on a present value technique (income valuation) as described in Note 3, “Investment securities”.

Loans:  The fair value of loans is estimated by the net present value of the future expected cash flows discounted at current offering rates.

Loans held-for-sale (HFS):  The fair value of loans HFS is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

Certificates of deposit:  The fair values of certificates of deposit accounts are based on discounted cash flows using rates which approximate market rates of deposits with similar maturities.

Long-term debt:  The fair value of long-term debt is estimated using the rates currently offered for similar borrowings.

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

Level 3 inputs are unobservable inputs based on the Company’s own assumptions to measure assets and liabilities at fair value.  Level 3 pricing for securities may also include unobservable inputs based upon broker-traded transactions.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting.  Thus, the Company uses fair value for AFS securities.  Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as impaired loans and other real estate owned.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		Fair value measurements at March 31, 2011:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$21,260	$-	$21,260	$-
Obligations of states and political subdivisions	26,236	-	26,236	-
Corporate bonds:
Pooled trust preferred securities	1,388	-	-	1,388
MBS - GSE residential	41,049	-	41,049	-
Equity securities - financial services	482	482	-	-
Total available-for-sale securities	$90,415	$482	$88,545	$1,388

		Fair value measurements at December 31, 2010:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$16,288	$-	$16,288	$-
Obligations of states and political subdivisions	24,171	-	24,171	-
Corporate bonds:
Pooled trust preferred securities	1,453	-	-	1,453
MBS - GSE residential	40,553	-	40,553	-
Equity securities - financial services	476	476	-	-
Total available-for-sale securities	$82,941	$476	$81,012	$1,453

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the three months ended March 31, 2011, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are considered Level 3 inputs.  The accounting pronouncement related to fair value measurement provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity such as is the case with the Company’s investment in pooled trust preferred securities.  The requirements of fair value measurement also call for additional disclosures on fair value measurements and provide additional guidance on circumstances that may indicate that a transaction is not orderly.  For a discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of Financial Condition at March 31, 2011 and December 31, 2010” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	three months ended	three months ended
	March 31, 2011	March 31, 2010
Assets:
Balance at beginning of period	$1,453	$5,242
Realized losses in earnings	(75)	(79)
Unrealized gains (losses) in OCI:
Gains	150	428
Losses	(141)	(223)
Purchases, sales, issuances and settlements, amortization, and accretion, net	-	39
Accretion	1	-
Balance at end of period	$1,388	$5,407

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated (dollars in thousands):

		Fair value measurements at March 31, 2011
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,056	$-	$5,868	$188
Other real estate owned	1,132	-	1,053	79
Total	$7,188	$-	$6,921	$267

		Fair value measurements at December 31, 2010
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,453	$-	$4,387	$66
Other real estate owned	1,261	-	1,053	208
Total	$5,714	$-	$5,440	$274

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secures the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; for Level 2, observable inputs, employed by certified appraisers for similar assets are utilized if the loan is collateral dependent and then discounted based upon the type and/or age of the appraisal, the costs to sell and maintain the underlying collateral.  If the loan is not considered to be collateral dependent, any impairment may be determined based upon the present value of the reported cash flows discounted at the loan’s effective interest rate.  In cases where valuation techniques included inputs that are unobservable, the valuations are based on commonly used and generally accepted industry liquidation advance rates or estimates and assumptions developed by management, with significant adjustments applied to the best information available under each circumstance.  These asset valuations are classified as Level 3 inputs.  A loan which was deemed to be impaired during the quarter caused the increase in the impaired loans with Level 2 inputs at the period end March 31, 2011.  There were no significant transfers during the quarter in the Level 1 and Level 3 impaired loans.

Other real estate owned (ORE) is carried at its fair value.  The technique used to value the ORE is similar to the valuation of impaired loans; however, Level 1 inputs do not apply to ORE as there is no readily available quoted market price for such assets.   Level 2 observable inputs, employed by certified appraisers for similar assets are utilized; and are then discounted based upon type and/or age of the appraisal, the costs to sell and to maintain the property.  In cases were the valuation techniques after considering the appraisal, included inputs that are unobservable, the valuations are based on estimates and assumptions developed by management, with the additional adjustments applied based upon the best information available in each case.  These asset valuations are classified as Level 3 inputs.  Sale of an ORE property during the period resulted in a decline in the Level 3 ORE inputs.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2011 compared to December 31, 2010 and a comparison of the results of operations for the three-months ended March 31, 2011 and 2010. Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2010 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;

▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
▪
the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

▪
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;

▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	deteriorating economic conditions;
▪	disruption of credit and equity markets; and
▪	acts of war or terrorism.

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

General

The Company’s results of operations depend primarily on net interest income.  Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields on interest-earning assets, which consist principally of loans and investment securities.  Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings.  Net interest income is determined by the Company’s interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in the marketplace.

The Company’s profitability is also affected by the level of its non-interest income and expenses and by the provisions for loan losses income taxes.  Non-interest income consists mostly of service charges on the Company’s loan and deposit products, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and foreclosed assets held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges on investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance premiums, professional fees, supplies and other operating overhead.

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

Comparison of the results of operations
Three months ended March 31, 2011 and 2010

Overview

Net income for the first quarter of 2011 was $1,227,000, or $0.56 per diluted share, compared to net income of $556,000, or $0.26 per diluted share, recorded in the same quarter of 2010.  The improvement in net income was due to: a $615,000, or 12%, net decrease in operating expenses, a $267,000 combined increase in net interest and non-interest income and a $100,000, or 17%, lower provision for loan losses.  These items were partially offset by a higher provision for income taxes.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.86% and 10.41%, respectively, for the three months ended March 31, 2011 compared to 0.38% and 4.85%, respectively, for the three months ended March 31, 2010.  The improvements in both ROA and ROE are attributable to higher net income recorded in the current year period.

Net interest income and interest sensitive assets / liabilities

Net interest income improved marginally from $5,159,000 in the first quarter of 2010 to $5,234,000 in the first quarter of 2011.  The $75,000 improvement was caused by a larger decline in interest expense than interest income.  Compared to the first quarter of 2010, interest expense declined $566,000, or 30%, in the first quarter of 2011.  The decrease consisted of lower rates paid on interest-bearing deposits and lower balances of borrowings.  The lower rate environment caused deposits to price 34 basis points below the deposit pricing that was in effect in the year-ago quarter.  The lower rates were the primary cause of interest expense on deposits to decline by $372,000, or 26%, in the first quarter of 2011 compared to the first quarter of 2010.  The lower interest expense from borrowings was due principally from the payoff of $20,500,000 in short- and long-term FHLB advances in 2010.  The effect of the lower average balances of borrowings was the principal cause of interest expense on borrowings to decline $193,000, or 41%, in the first quarter of 2011 compared to the first quarter of 2010.

Interest income declined $491,000, or 7%, due primarily to a 95 basis point decrease in yields from the investment portfolio, as well as an $11,900,000 decrease in average balances of interest-earning assets, mostly from the risk management practice to strategically reduce the average balance of the commercial loan portfolio.  The decline in yield in the investment portfolio was caused by the defaults in preferred term securities and their related migration to non-accrual status and lower yields from mortgage-backed and government agency securities.

The Company’s tax-equivalent margin and spread improved to 4.05% and 3.78%, respectively, for the three months ended March 31, 2011 from 3.91% and 3.63% during the same period of 2010.  The improvement in spread is from a more rapid decline in rates paid on interest-costing liabilities compared to the decline in yields from interest-earning assets.  The improved margin is from both the aforementioned improvement in spread, higher net interest income and a reduction in the volume of interest-earning assets.

The Company’s Asset Liability Management (ALM) team will, if and when deemed necessary, adjust interest rates on deposits and repurchase agreements and implement strengthening strategic initiatives to minimize the impact this prolonged low interest rate environment may have on the Company’s interest margin performance.

The table that follows sets forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	March 31, 2011			March 31, 2010
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$419,208	$6,001	5.80%	$437,200	$6,302	5.85%
Investments	97,458	741	3.08	92,932	924	4.03
Federal funds sold	81	0	0.25	12,884	7	0.22
Interest-bearing deposits	27,880	17	0.25	13,458	8	0.25
Total interest-earning assets	544,627	6,759	5.03	556,474	7,241	5.28
Non-interest-earning assets	37,044			31,888
Total assets	$581,671			$588,362

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$252,283	$297	0.48%	$257,210	$506	0.78%
Certificates of deposit	139,878	745	2.16	146,384	908	2.46
Borrowed funds	21,748	256	4.77	42,042	423	4.08
Repurchase agreements	14,787	19	0.52	18,012	45	1.01
Total interest-bearing liabilities	428,696	1,317	1.25	463,648	1,882	1.65
Non-interest-bearing deposits	101,942			74,808
Other non-interest-bearing liabilities	3,257			3,380
Shareholders' equity	47,776			46,526
Total liabilities and shareholders' equity	$581,671			$588,362
Net interest income/interest rate spread		$5,442	3.78%		$5,359	3.63%
Net interest margin			4.05%			3.91%

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

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Loans determined to be uncollectible are charged off against the allowance for loan losses.  The required amount of the provision for loan losses, based upon the adequate level of the allowance for loan losses, is subject to ongoing analysis of the loan portfolio.  The Company’s Special Assets Committee meets periodically to review problem loans.  The committee is comprised of management, including the senior loan officer, the chief risk officer, loan officers, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

Management continuously reviews the risks inherent in the loan portfolio.  Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

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

The provision for loan losses was $475,000 for the three months ending March 31, 2011 and was $575,000 for the three month period ending March 31, 2010.  The $475,000 provision for the current quarter was recorded to provide increased allocations for an increase in commercial loans which were risk rated substandard.  For a further discussion on the risk rating categories of loans, see the caption “Credit Quality Indicators” located within note 4, “Loans” of the consolidated financial statements.  For a further discussion on non-performing loans, see “Non-performing assets” under the caption “Comparison of financial condition at March 31, 2011 and December 31, 2010”, below.

The allowance for loan losses was $8,224,000 at March 31, 2011 compared to $7,898,000 at December 31, 2010.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at March 31, 2011 and December 31, 2010” below.

Other income

In the first quarter of 2011, the Company recorded non-interest income of $1,338,000 compared to $1,146,000 recorded in the first quarter of 2010 - an increase of $192,000, or 17%.  The improvement in non-interest income was from increased gains recognized from mortgage banking services and from the recognition of a $90,000 gain from the sale of a Small Business Administration commercial loan.  During the three months ended March 31, 2011, the Company sold $8,670,000 of residential mortgage loans at gains of $155,000 compared to $7,964,000 of sold mortgage loans at gains of $99,000 during the first quarter of 2010.  The higher level of mortgage gains was due to a slightly more favorable pricing in 2011 compared to 2010.  Further contributing to the improvement in non-interest income were increased fees from trust and financial services activities.  A decrease in commercial lending late charges was the principal cause of loan fee income to decrease by $25,000, or 18%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Other operating expenses

Total operating expense declined $615,000, or 12%, from $5,105,000 for the first three months of 2010 to $4,490,000 recorded during the first three months of 2011.  Salary and employee benefits decreased $544,000, or 20%, in the first quarter of 2011 compared to the same quarter of 2010.  The 2010 figure included a one-time severance and voluntary termination payout caused by the planned, structured reorganization of the Company.  The average full-time equivalent (FTE) number of employees for the three months ended March 31, 2011 was 156 compared to 178 average FTEs in the first quarter of 2010.  Loan collection and other real estate expenses decreased $113,000, or 74% in the current year quarter compared to the same quarter in 2010.  In 2010, the Company incurred higher collection expenses in order to resolve more problematic loans.  In the 2010 quarter, the Company incurred higher ORE related expenses for property maintenance and also incurred higher selling costs in anticipation and upon the sale of a commercial ORE property.  The maintenance costs and selling costs incurred in the 2011 quarter were related to the upkeep of residential properties and the sale of one residential ORE property where selling costs are typically less than on commercial properties.  The $81,000, or 9%, increase in premises and equipment was the result of higher utility costs, expenses associated with facilities maintenance from the region’s prolonged severe weather conditions and increased amortization of leasehold improvements from 2010 branch upgrade expenditures.  Professional fess decreased $86,000, or 25%, during the current year’s quarter compared to the 2010 quarter.  Services provided by the Company’s legal, audit and professional consulting services were not as extensive in the first quarter of 2011 compared to the 2010 quarter.  A higher insurable deposit base upon which the FDIC premium is determined has resulted in an increase in the FDIC insurance premium of $35,000, or 18%.

Provision for income taxes

The effective tax rates for the three months ended March 31, 2011 and 2010 were 23.6% and 11.1%, respectively.  The higher effective tax rate in 2011 was due to the higher 2011 pretax earnings level which was more that 2.5 times the 2010 amount coupled with a relatively stable amount of net non-taxable items.

Comparison of financial condition at
March 31, 2011 and December 31, 2010

Overview

Consolidated assets increased $34,624,000 to $596,297,000 or 6%, as of March 31, 2011 from $561,673,000 at December 31, 2010.  The increase was from $30,753,000 growth in deposits and a $1,529,000 increase in shareholders’ equity.

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of March 31, 2011, the carrying value of investment securities amounted to $90,882,000, or 15% of total assets, compared to $83,431,000, or 15% of total assets, at December 31, 2010.  At March 31, 2011, approximately 46% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow.

As of March 31, 2011, investment securities were comprised of HTM and AFS securities with carrying values of $467,000 and $90,415,000, respectively.  The AFS debt securities were recorded with a net unrealized loss in the amount of $5,225,000 and equity securities were recorded with an unrealized gain of $160,000, compared to $5,937,000 and $154,000, respectively as of December 31, 2010, a net improvement of $718,000.

The Company’s investment policy is designed to complement its lending activity.  During the three months ended March 31, 2011, the carrying value of total investments increased $7,451,000.  The Company uses cash flow generated from mortgage-backed securities pay downs, bond calls, as well as excess cash to invest, re-invest and advantageously diversify the securities portfolio in response to market conditions, interest rate environments, the performance of other interest-earning assets, interest rate risk, credit risk and anticipated liquidity needs.

A comparison of investment securities at March 31, 2011 and December 31, 2010 is as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
MBS - GSE residential	$41,516	45.7	$41,043	49.2
State & municipal subdivisions	26,236	28.9	24,171	29.0
Agency - GSE	21,260	23.4	16,288	19.5
Pooled trust preferred securities	1,388	1.5	1,453	1.7
Equity securities - financial services	482	0.5	476	0.6
Total investments	$90,882	100.0	$83,431	100.0

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third party are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other than temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized.  If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, the impairment charge may be fully or partially recovered.

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  The market for these securities and other issues of PreTSLs at March 31, 2011 remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets and in the absence of observable transactions in the secondary and a new-issue market, management has made the following observations and has determined:
•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at March 31, 2011;

•
An income valuation approach (present value technique) that maximizes the use of relevant observable market inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique; and

•
The 13 PreTSLs are classified within “Level 3” (as defined in current accounting guidance and explained in Note 7, “Fair Measurements” of the consolidated financial statements) of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  The Company engages an independent third party that is a structured products specialist firm, to analyze the PreTSL portfolio.  The approach and results were reviewed and corroborated by management.  The approach to determine OTTI involves the following:

o	Data about the transaction structure, as defined in the offering documents and the underlying collateral, were collected;

o	The credit worthiness of each collateral is determined by reviewing the obligor and estimating the credit risk existing or inherent for such obligor;

o
Using the credit risk estimates and making assumptions about default correlation, simulate 10,000 Monte Carlo scenarios (a class of computational algorithms that rely on repeated random sampling to compute their results) with respect to default timing for each security;

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

o
With a projected discount rate, an estimated cash flow test was performed on each issue to compare the present value of the currently estimated cash flows as of March 31, 2011 to the amount projected as of the last measurement date, December 31, 2010;

o	If the results of the cash flow tests resulted in a significant adverse change in projected cash flows, credit-related OTTI is present.

Based on the technique described, the Company determined that as of March 31, 2011, the amortized cost of one PreTSL – XXIV had declined $75,000 in total during the first three months of 2011 and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost, the securities are deemed to have experienced credit-related OTTI in the amount of $75,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the three months ended March 31, 2011.  Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding OTTI charges to current earnings.  For more information about OTTI charges, please see Note 3, “Investment securities” of the consolidated financial statements.

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

In December 2008, to preserve capital, the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. During the fourth quarter of 2010 and again in the first quarter of 2011, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension.  As a result, the Company was able to redeem $239,000 of its FHLB stock in the fourth quarter of 2010 and an additional $227,000 in the first quarter of 2011.  The dividend suspension remains in effect.  Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB.  Based on the financial results of the FHLB for the three months ended March 31, 2011 and for the year-ended December 31, 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.  The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

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

As of March 31, 2011, Loans HFS amounted to $310,000 with a corresponding fair value of $315,000, compared to $213,000 and $217,000, respectively, at December 31, 2010.  During the three months ended March 31, 2011, residential mortgage loans with principal balances of $8,670,000 were sold into the secondary market with net gains of approximately $155,000 recognized, compared to $7,964,000 and $99,000, respectively, during the quarter ended March 31, 2010.

Loans

The Company originates commercial and industrial (commercial), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest levels.  As part of the overall strategy to serve the business community in which it operates, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in its marketplace.  The Company’s goals center on building relationships by providing credit and cash management products and services, continuing to diversify its loan portfolio and utilizing loan participations to reduce risk in larger credit transactions.  A loan participation is a tool that allows a community bank to meet the needs of its local customer base.  Certain customers, from time-to-time, may require funding that is out of the lending limit of a local community bank.  In such circumstances, it allows a bank to originate the loan, and subsequently sell a portion, or portions, of that loan to other financial institutions, thereby mitigating the risk the Company will take on with one loan.  These sold portions of the loan are referred to as loan participations.

The policies, procedures and credit risk of the Company are reflective of the current economy.  The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates and exploring programs where the Company can match its cost of funds.

Commercial and industrial

Commercial and industrial lending increased $5,580,000, or 7%, to $90,709,000 during the first quarter of 2011.  While the majority of this portfolio remained unchanged, with originations replacing scheduled run-off, the Company saw an increase in municipal tax anticipation loans.  Tax anticipation loan activity provides the Company an opportunity to establish deposit and trust relationships in addition to provide for the funding needs of the local municipal and school district communities.

Commercial real estate

Commercial real estate lending declined $898,000, or 1%, from $169,194,000 at December 31, 2010 to $168,296,000 as of March 31, 2011.  There were several factors contributing to this overall decrease, including loan demand, continued utilization of participations, adhering to strict pricing requirements and underwriting considerations that are reflective of the current economy.

Residential real estate

Residential real estate was essentially unchanged since December 31, 2010.  During 2011, the Company may begin to originate, for portfolio, fixed-rate 10- and 15-year residential mortgages that in the recent past were typically sold into the secondary market.  The loans will be originated to conform to standard underwriting industry guidelines.  By doing so, the Company will bolster its net interest margin performance, enhance capital through an extended earnings stream, limit exposure to credit risk and, because of the relatively shorter duration, minimize interest rate risk.  This strategy will be managed as to not take on excessive credit and or interest rate risk.

Consumer loans

Consumer loans declined $1,030,000, or 1%, during the first quarter of 2011.  Though a modest decline, the Company’s intention for 2011 is to expand this segment and grow the portfolio, while maintaining asset quality.

The composition of the loan portfolio at March 31, 2011 and December 31, 2010, is summarized as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%	Variance	%

Commercial and industrial	$90,709	21.6	$85,129	20.5	$5,580	6.6
Commercial real estate:
Non-owner occupied	85,270	20.3	87,355	21.0	(2,085)	(2.4)
Owner occupied	69,472	16.6	69,338	16.7	134	0.2
Construction	13,554	3.2	12,501	3.0	1,053	8.4
Consumer:
Home equity installment	38,578	9.2	40,089	9.6	(1,511)	(3.8)
Home equity line of credit	30,063	7.2	29,185	7.0	878	3.0
Auto	11,089	2.7	10,734	2.6	355	3.3
Other	6,413	1.5	7,165	1.7	(752)	(10.5)
Residential:
Real estate	70,252	16.7	68,160	16.4	2,092	3.1
Construction	4,097	1.0	6,145	1.5	(2,048)	(33.3)

Total	419,497	100.0	415,801	100.0	$3,696	0.9

Allowance for loan losses	8,224		7,898		$326

Loans, net	$411,273		$407,903		$3,370

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;
•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
•	determination of homogenous pools by loan category and eliminating the impaired loans;
•	application of historical loss percentages (two-year average) to pools to determine the allowance allocation;
•	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, and/or current economic conditions.

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

Total charge-offs net of recoveries for the three months ending March 31, 2011, were $149,000, compared to $397,000 in the first three months of 2010.  The reduced level of charge-offs recorded in the current year is primarily attributable to lower charge-offs incurred on commercial loans. Recoveries of $4,000 were recorded on commercial and industrial loans at March 31, 2011 compared to commercial and industrial loan net charge-offs of $142,000 for the three months ending March 31, 2010.  Consumer loan net charge-offs of $62,000 were recorded during the three months ending March 31, 2011 versus $55,000 at the March 31, 2010 like period end.   There were no commercial real estate loan net charge-offs during the three month period ending March 31, 2011 versus $200,000 of net charge-offs at March 31, 2010.  Residential real estate loan net charge-offs totaled $91,000 for the three month period ending March 31, 2011.  There were no residential real estate charge-offs in the same period of 2010.   For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8,224,000 at March 31, 2011 and $7,898,000 at December 31, 2010.  Management believes that the current balance in the allowance for loan losses of $8,224,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio as of this time.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 1.96% at March 31, 2011 compared to 1.90% at December 31, 2010.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	three months ended	twelve months ended	three months ended
	March 31, 2011	December 31, 2010	March 31, 2010

Balance at beginning of period	$7,897,822	$7,573,603	$7,573,603

Provision charged to operations	475,000	2,085,000	575,000

Charge-offs:
Commercial and industrial	-	451,979	144,690
Commercial real estate	-	892,426	200,000
Consumer	67,429	462,816	76,483
Residential	98,835	1,812	-
Total	166,264	1,809,033	421,173

Recoveries:
Commercial and industrial	3,850	3,839	2,849
Commercial real estate	246	2,799	-
Consumer	5,845	39,904	21,310
Residential	7,479	1,710	-
Total	17,420	48,252	24,159

Net charge-offs	148,844	1,760,781	397,014

Balance at end of period	$8,223,978	$7,897,822	$7,751,589

Total loans, end of period	$419,806,900	$416,014,151	$434,257,867

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
	March 31, 2011		December 31, 2010		March 31, 2010
Net charge-offs to (annualized):
Average loans	0.14%		0.41%		0.36%
Allowance for loan losses	7.24%		22.29%		20.49%
Provision for loan losses	0.31	x	0.84	x	0.69	x

Allowance for loan losses to:
Total loans	1.96%		1.90%		1.79%
Non-accrual loans	0.87	x	0.79	x	0.70	x
Non-performing loans	0.82	x	0.77	x	0.68	x
Net charge-offs (annualized)	13.81	x	4.48	x	4.88	x

Loans 30-89 days past due and still accruing	$3,952,990		$2,611,162		$6,770,142
Loans 90 days past due and accruing	$547,735		$288,618		$255,290
Non-accrual loans	$9,463,218		$9,968,675		$11,099,264
Allowance for loan losses to loans 90
days or more past due and accruing	15.01	x	27.36	x	30.36	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE), non-accrual securities and repossessed assets.  As of March 31, 2011, non-performing assets represented 2.37% of total assets basically unchanged from 2.38% at December 31, 2010.

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

The majority of the non-performing assets for the period were comprised of non-accruing commercial business loans, non-accruing real estate loans, troubled debt restructurings, non-accrual securities and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  During the first three months of 2011, $932,000 of corporate bonds consisting of pooled trust preferred securities were on non-accrual status, compared to $1,910,000 during the first three months of 2010.  For a further discussion on the Company’s securities portfolio, see Note 3, “Investments Securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans declined slightly from $10,257,000 on December 31, 2010 to $10,011,000 on March 31, 2011.   At December 31, 2010, the over 90 day past due portion was comprised of eight loans ranging from $1,600 to $111,000, and the non-accrual loan portion numbered 65 loans ranging from $2,900 to $1,800,000.  At March 31, 2011, there were three loans ranging from $99,000 to $210,000 in the over 90 days past due category, and 64 loans ranging from $2,900 to $1,750,000 in the non-accrual category.  The reduction of $246,000 in non-performing loans from December 31, 2010 to March 31, 2011 resulted mainly from non-accrual mortgage loans which were either repaid or returned to accruing (performing) status.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructuring (TDR). TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise make in order to maximize the Company’s recovery. TDR loans aggregated $3,820,000 at March 31, 2011 which consisted of $2,068,000 of accruing commercial real estate loans and $1,752,000 of non-accrual commercial real estate loans. The non-accruing TDRs of $1,752,000 are included in the non-accrual loan totals.  At December 31, 2010 TDRs aggregated $783,000 all of which were accruing loans.  The TDR amount increased by $3,037,000 during the quarter.  One loan relationship aggregating $1,752,000 which had been on non-accrual was restructured.  It will remain on non-accrual status until specific performance has been demonstrated.  A second, unrelated loan in the amount of $1,784,000 was restructured and classified as a TDR due to concessions granted, however, this loan had been and continues to be paid current and remains on an accruing status.  A third loan of approximately $500,000 which had been in TDR at December 31, 2010 was subsequently removed based upon performance.

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

ORE at March 31, 2011 was $1,132,000 and consisted of four properties.  At March 31, 2011, the non-accrual loans aggregated $9,463,000 as compared to $9,969,000 at December 31, 2010.  The net reduction in the level of non-accrual loans during the quarter ended March 31, 2011 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $1,032,000 were made during the first three months of the year.   These were offset by reductions or payoffs of $659,000, charge-offs of $126,000, and $753,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing were $548,000 at March 31, 2011 and $289,000, at December 31, 2010.  Non-accrual securities were $932,000 at March 31, 2011 and $1,091,000 at December 31, 2010.  The ratio of non-performing loans to total loans declined to 2.38% at March 31, 2011 from 2.47% at December 31, 2010.

The following table sets forth non-performing assets data as of the period indicated:

	March 31, 2011	December 31, 2010	March 31, 2010

Loans past due 90 days or more
and accruing	$547,735	$288,618	$255,290
Non-accrual loans	9,463,218	9,968,675	11,099,264
Total non-performing loans	10,010,953	10,257,293	11,354,554

Troubled debt restructurings	2,067,595	782,688	-
Other real estate owned	1,131,595	1,260,895	337,397
Non-accrual securities	932,521	1,091,311	1,910,243
Total non-performing assets	$14,142,664	$13,392,187	$13,602,194

Total loans including HFS	$419,806,900	$416,014,151	$434,257,867
Total assets	$596,296,512	$561,673,152	$595,288,575
Non-accrual loans to total loans	2.25%	2.40%	2.56%
Non-performing loans to total loans	2.38%	2.47%	2.61%
Non-performing assets to total assets	2.37%	2.38%	2.28%

The composition of non-performing loans as of March 31, 2011 is as follows (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans

Commercial and industrial	$90,709	$210	$165	$375	0.41%
Commercial real estate:
Non-owner occupied	85,270	228	1,970	2,199	2.58%
Owner occupied	69,472	-	2,765	2,765	3.98%
Construction	13,554	-	-	-	-
Consumer:
Home equity installment	38,578	110	705	815	2.11%
Home equity line of credit	30,063	-	490	490	1.63%
Auto	11,089	-	-	-	-
Other	6,413	-	-	-	-
Residential:
Real estate	70,252	-	3,274	3,274	4.66%
Construction	4,097	-	94	94	2.30%
Loans held for sale	310	-	-	-	-
Total	$419,807	$548	$9,463	$10,012	2.38%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $1,132,000 at March 31, 2011 consisted of four properties which are listed for sale with local realtors.  The $129,000 decline in ORE from the December 31, 2010 balance of $1,261,000 is mainly the result of the sale of a residential property.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Deposit products include savings, clubs, interest-bearing checking (NOW), money market, non-interest-bearing checking (DDAs) and certificates of deposit accounts.  Certificates of deposit accounts, or CDs, are deposits with stated maturities which can range from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  To determine deposit product offering interest rates, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as borrowings and FHLB advances.  Like all banks, the Company competes for deposits.  When setting interest rates, the deposit-gathering strategies also include consideration of the Company’s balance sheet structure and cost effectiveness that are mindful of the current and forecasted economic climate.

Compared to December 31, 2010 total deposits grew $30,752,000, or 6%, during the three months ended March 31, 2011.  The growth in total deposits was due to increases in DDA, savings and money market accounts of $27,503,000, or 32%, $9,012,000, or 9% and $2,719,000, or 3%, respectively, partially offset by lower CD and NOW balances.  Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.   The large increase in DDA accounts was primarily due to an influx of municipal tax collections.  These deposits are seasonal in nature, and are not permanent.  In an effort to grow and retain core deposits, the Company introduces innovative options to its variety of deposit products.  The Company has successfully focused on providing exemplary customer service and introducing highly innovative deposit-gathering techniques.  This approach has strengthened the Company’s low-cost funding base.  The continued low interest rate environment has resulted in a wide-spread preference for customers to place their money in non-maturing interest-bearing accounts rather than to   renew maturing CDs.  When the market rates do rise, the Company will focus on and promote CD gathering strategies that will strive to increase time deposits while maintaining its low-costing core deposit foundation.

The following table represents the components of deposits as of the date indicated (dollars in thousands):
	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Money market	$82,329	16.0	$79,610	16.5
NOW	65,738	12.8	67,572	14.0
Savings and club	114,847	22.4	105,835	21.9
Certificates of deposit	137,003	26.7	143,651	29.8
Total interest-bearing	399,917	77.9	396,668	82.2
Non-interest-bearing	113,283	22.1	85,780	17.8
Total deposits	$513,200	100.0	$482,448	100.0

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and contain similar terms as those placed for our customers. Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions. As of March 31, 2011 CDARS represented $11,889,000, or 2%, of total deposits, compared to $11,876,000, or 2%, of total deposits at December 31, 2010.
Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $47,778,000 and $51,340,000 at March 31, 2011 and December 31, 2010, respectively.  Certificates of deposit of $250,000 or more amounted to $18,333,000 and $19,120,000 as of March 31, 2011 and December 31, 2010.

Including CDARS, approximately 37% and 38% of the CDs are scheduled to mature in 2011 and 2012, respectively. Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products. In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction products such as savings accounts. When interest rates begin to rise, the Company expects CDs to grow to more normal levels.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant flow of funds in to and out of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which for the first three months of 2011 increased $2,900,000, or 38%, from December 31, 2010.

The components of borrowings as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Repurchase agreements	$10,406	32.3	$7,548	25.5
Demand note, U.S. Treasury	725	2.3	1,000	3.4
FHLB advances:
Long-term	21,000	65.4	21,000	71.1
Total borrowings	$32,131	100.0	$29,548	100.0

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of interest rate risk and market risk analysis.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  As of March 31, 2011, the Bank maintained a one-year cumulative gap of positive $101.3 million, or 17.0%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2011 (dollars in thousands):

		More than	More than
	Three months	three months to	one year to	More than
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$37,762	$-	$-	$9,681	$47,443
Investment securities (1)(2)	5,776	12,648	23,846	52,927	95,197
Loans (2)	129,006	77,495	107,301	97,781	411,583
Fixed and other assets	-	9,502	-	32,572	42,074
Total assets	$172,544	$99,645	$131,147	$192,961	$596,297
Total cumulative assets	$172,544	$272,189	$403,336	$596,297

Non-interest bearing transaction deposits (3)	$-	$11,328	$31,153	$70,802	$113,283
Interest-bearing transaction deposits (3)	71,312	-	72,542	119,062	262,916
Time deposits	17,529	59,598	45,020	14,854	137,001
Repurchase agreements	10,406	-	-	-	10,406
Short-term borrowings	725	-	-	-	725
Long-term debt	-	-	5,000	16,000	21,000
Other liabilities	-	-	-	2,663	2,663
Total liabilities	$99,972	$70,926	$153,715	$223,381	$547,994
Total cumulative liabilities	$99,972	$170,898	$324,613	$547,994

Interest sensitivity gap	$72,572	$28,719	$(22,568)	$(30,420)

Cumulative gap	$72,572	$101,291	$78,723	$48,303

Cumulative gap to total assets	12.2%	17.0%	13.2%	8.1%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.
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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at March 31, 2011 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 2011 levels:

Earnings at risk:	Rates +200	Rates -200
Percent change in:
Net interest income	5.3%	(2.6	) %
Net income	14.7	(7.3)

Economic value at risk:
Percent change in:
Economic value of equity	(24.4)	(5.8)
Economic value of equity
as a percent of book assets	(1.9)	(0.5)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  As of March 31, 2011, the Company’s risk-based capital ratio was 12.1%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2011, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$22,861	$1,149	5.3%
+100 basis points	22,114	402	1.9
Flat rate	21,712	-	-
-100 basis points	21,779	67	0.3
-200 basis points	21,153	(559)	(2.6)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of March 31, 2011, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the three months ended March 31, 2011, the Company generated $24.5 million of cash.  The Company’s operations provided $4.2 million mostly from the net proceeds from mortgage banking services and lower net operating expenses.  The $33.6 million of growth in deposits and repurchase agreements as well as cash inflow from investments helped fund $17.6 million of new security investments and net growth in commercial and industrial loans.  The excess cash will be used to grow the residential loan and investment portfolios and provide for the unpredictable seasonal and sporadic deposit cash flow from the Company’s municipal customers.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments, certificates of deposit, FHLB advances and repurchase agreements.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and other bank purposes.  The Company’s position with respect to lending commitments and significant contractual obligations, both on a short- and long-term basis has not changed materially from December 31, 2010.

As of March 31, 2011, the Company maintained $47.4 million in cash and cash equivalents, $90.7 million in securities AFS and loans HFS and had approximately $222.1 million available to borrow from the FHLB, the Discount Window of the Federal Reserve Bank, correspondent banks and CDARS.  The combined total of $360.2 represented 60% of total assets as of March 31, 2011.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2011, total shareholders' equity increased $1,529,000, or 3%.  The improvement was caused by: net income of $1,227,000; a $474,000 (net of a $3,000 non-credit-related OTTI gain) after tax improvement in the market value of the AFS securities portfolio; $67,000 in proceeds from employees enrolled in the Company’s Employee Stock Purchase Plan; partially offset by $263,000 of dividends paid to shareholders, net of dividends reinvested and optional cash payments received from participants in the Company’s Dividend Reinvestment Plan.

As of March 31, 2011, the Company reported a net unrealized loss of $3,344,000, net of tax, from the securities AFS, an improvement compared to the net unrealized loss of $3,817,000 as of December 31, 2010.  The condition of the economy, though improving, continues to assert uncertainty in the financial and capital markets and has had a sizable and prolonged negative impact on the fair value estimates on the securities in banks’ investment portfolios.  Management maintains these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, required a gross-up in the risk-weighting of securities that were rated below investment grade, thereby significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in 2011 and 2010.  The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of March 31, 2011, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2011:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$54,509,388	12.1%	≥	$36,069,556	≥	8.0%		N/A		N/A
Bank	$54,130,664	12.0%	≥	$36,059,748	≥	8.0%	≥	$45,074,685	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$48,768,534	10.8%	≥	$18,034,778	≥	4.0%		N/A		N/A
Bank	$48,463,312	10.8%	≥	$18,029,874	≥	4.0%	≥	$27,044,811	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$48,768,534	8.4%	≥	$23,260,311	≥	4.0%		N/A		N/A
Bank	$48,463,312	8.4%	≥	$23,242,306	≥	4.0%	≥	$29,052,882	≥	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2011.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes in risk factors that were disclosed in the 2010 Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

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

*10.9 Change of Control Agreement with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*10.10 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.11 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.12 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011.   Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

11 Statement regarding computation of earnings per share.  Included herein in Note No. 5, “Earnings per share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

Fidelity D & D Bancorp, Inc.

Date: May 11, 2011	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer
Fidelity D & D Bancorp, Inc.

Date: May 11, 2011	/s/ Salvatore R. DeFrancesco, Jr.
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

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.
*

10.10 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.
*

10.11 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.
*

10.12 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011.   Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.
*

11 Statement regarding computation of earnings per share.	21

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	48

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	49

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50

* Incorporated by Reference