Form 10-Q
period 2011-06-30
FIDELITY D & D BANCORP INC
filed 2011-08-12
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2011, the latest practicable date, was 2,217,452 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2011

PART I – Financial Information
Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010

Assets:
Cash and due from banks	$21,017,920	$8,071,151
Interest-bearing deposits with financial institutions	25,658,536	14,896,194

Total cash and cash equivalents	46,676,456	22,967,345

Available-for-sale securities	98,362,882	82,940,996
Held-to-maturity securities	441,845	490,375
Federal Home Loan Bank Stock	4,099,100	4,542,000
Loans, net (allowance for loan losses of $8,143,644 in 2011; $7,897,822 in 2010)	398,187,679	407,903,329
Loans held-for-sale (fair value $493,369 in 2011; $216,845 in 2010)	485,150	213,000
Foreclosed assets held-for-sale	847,360	1,260,895
Bank premises and equipment, net	14,165,537	14,763,873
Cash surrender value of bank owned life insurance	9,580,713	9,424,926
Accrued interest receivable	2,307,241	2,228,409
Other assets	13,529,944	14,938,004

Total assets	$588,683,907	$561,673,152

Liabilities:
Deposits:
Interest-bearing	$408,176,375	$396,667,300
Non-interest-bearing	98,751,100	85,780,392

Total deposits	506,927,475	482,447,692

Accrued interest payable and other liabilities	2,403,374	2,903,045
Short-term borrowings	8,006,876	8,548,400
Long-term debt	21,000,000	21,000,000

Total liabilities	538,337,725	514,899,137

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,217,452 in 2011; and 2,178,028 in 2010)	21,737,729	21,046,646
Retained earnings	30,964,505	29,544,522
Accumulated other comprehensive loss	(2,356,052)	(3,817,153)

Total shareholders' equity	50,346,182	46,774,015

Total liabilities and shareholders' equity	$588,683,907	$561,673,152

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest income:
Loans:
Taxable	$5,760,370	$6,004,167	$11,567,450	$12,084,184
Nontaxable	132,861	153,855	260,294	300,151
Interest-bearing deposits with financial institutions	21,451	7,890	38,930	16,318
Investment securities:
U.S. government agency and corporations	365,778	478,691	665,103	959,010
States and political subdivisions (non-taxable)	300,173	256,083	587,423	509,410
Other securities	16,604	63,060	28,359	128,971
Federal funds sold	295	6,447	346	13,440

Total interest income	6,597,532	6,970,193	13,147,905	14,011,484

Interest expense:
Deposits	1,014,786	1,299,716	2,056,663	2,713,777
Securities sold under repurchase agreements	6,457	25,298	25,505	70,190
Other short-term borrowings and other	208	2	467	633
Long-term debt	258,333	427,896	513,903	850,669

Total interest expense	1,279,784	1,752,912	2,596,538	3,635,269

Net interest income	5,317,748	5,217,281	10,551,367	10,376,215

Provision for loan losses	375,000	300,000	850,000	875,000

Net interest income after provision for loan losses	4,942,748	4,917,281	9,701,367	9,501,215

Other income:
Service charges on deposit accounts	672,748	671,890	1,299,894	1,288,914
Service charges on loans	212,815	183,387	332,813	328,855
Fees and other revenue	387,578	253,817	714,874	536,337
Earnings on bank owned life insurance	78,370	77,346	155,176	152,817
Gain (loss) on sale or disposal of:
Loans	92,856	129,386	338,447	228,716
Investment securities	15,503	-	16,390	-
Premises and equipment	-	-	42	(16,171)
Foreclosed assets held-for-sale	3,350	405	18,214	21,415
Write-down of foreclosed assets held-for-sale	(65,600)	-	(65,600)	-
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(90,604)	(828,601)	(305,338)	(2,265,237)
Non-credit related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	90,604	152,729	230,646	1,510,315
Net impairment losses on investment securities recognized in earnings	-	(675,872)	(74,692)	(754,922)
Total other income	1,397,620	640,359	2,735,558	1,785,961

Other expenses:
Salaries and employee benefits	2,194,048	2,232,842	4,418,663	5,001,932
Premises and equipment	918,262	846,443	1,894,373	1,741,262
Advertising and marketing	199,567	271,856	350,157	430,799
Professional services	358,801	311,655	613,568	652,722
FDIC assessment	198,858	217,738	428,743	412,888
Loan collection and other real estate owned	155,051	233,383	194,856	385,774
Office supplies	123,604	100,226	236,027	223,580
Other	472,036	480,012	973,668	949,647

Total other expenses	4,620,227	4,694,155	9,110,055	9,798,604

Income before income taxes	1,720,141	863,485	3,326,870	1,488,572

Provision for income taxes	431,491	144,513	811,335	213,720

Net income	$1,288,650	$718,972	$2,515,535	$1,274,852

Per share data:
Net income - basic	$0.59	$0.34	$1.15	$0.60
Net income - diluted	$0.59	$0.34	$1.15	$0.60
Dividends	$0.25	$0.25	$0.50	$0.50

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2011 and 2010
(Unaudited)

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	loss	Total

Balance, December 31, 2009	2,105,860	$19,982,677	$34,886,265	$(9,194,395)	$45,674,547
Total comprehensive income:
Net income			1,274,852		1,274,852
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $949,395				1,842,945	1,842,945
Non-credit related impairment losses on investment securities not expected to be sold, net of tax adjustments of $237,322				(460,684)	(460,684)
Comprehensive income					$2,657,113
Issuance of common stock through Employee Stock Purchase Plan	4,754	67,367			67,367
Issuance of common stock through Dividend Reinvestment Plan	37,794	496,359			496,359
Stock-based compensation expense		7,485			7,485
Cash dividends declared			(1,059,731)		(1,059,731)

Balance, June 30, 2010	2,148,408	$20,553,888	$35,101,386	$(7,812,134)	$47,843,140

Balance, December 31, 2010	2,178,028	$21,046,646	$29,544,522	$(3,817,153)	$46,774,015
Total comprehensive income:
Net income			2,515,535		2,515,535
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $770,749				1,496,160	1,496,160
Non-credit related impairment losses on investment securities not expected to be sold, net of tax adjustments of $18,061				(35,059)	(35,059)
Comprehensive income					$3,976,636
Issuance of common stock through Employee Stock Purchase Plan	4,801	67,060			67,060
Issuance of common stock through Dividend Reinvestment Plan	34,623	600,186			600,186
Stock-based compensation expense		23,837			23,837
Cash dividends declared			(1,095,552)		(1,095,552)

Balance, June 30, 2011	2,217,452	$21,737,729	$30,964,505	$(2,356,052)	$50,346,182

See notes to unaudited consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$2,515,535	$1,274,852
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, amortization and accretion	1,587,031	929,446
Provision for loan losses	850,000	875,000
Deferred income tax expense (benefit)	40,645	(432,600)
Stock-based compensation expense	23,837	7,485
Proceeds from sale of loans held-for-sale	13,625,239	18,964,669
Originations of loans held-for-sale	(10,483,151)	(15,970,697)
Write-down of foreclosed assets held-for-sale	65,600	-
Earnings on bank owned life insurance	(155,176)	(152,817)
Net gain from sales of loans	(338,447)	(228,716)
Net gain on sale of investment securities	(16,390)	-
Net gain from sales of foreclosed assets held-for-sale	(18,214)	(21,415)
(Gain)/loss from disposal of equipment	(42)	16,171
Other-than-temporary impairment on securities	74,692	754,922
Change in:
Accrued interest receivable	(78,832)	44,988
Other assets	500,033	357,217
Accrued interest payable and other liabilities	(409,205)	108,196

Net cash provided by operating activities	7,783,155	6,526,701

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	48,530	131,113
Available-for-sale securities:
Proceeds from sales	822,643	-
Proceeds from maturities, calls and principal pay-downs	12,745,022	20,636,090
Purchases	(27,403,415)	(18,726,036)
Net decrease in FHLB stock	442,900	-
Net decrease (increase) in loans	5,571,994	(805,707)
Acquisition of bank premises and equipment	(177,820)	(412,873)
Proceeds from sale of foreclosed assets held-for-sale	366,149	570,605

Net cash (used in) provided by investing activities	(7,583,997)	1,393,192

Cash flows from financing activities:
Net increase in deposits	24,479,783	21,932,446
Net decrease increase in short-term borrowings	(541,524)	(955,413)
Proceeds from employee stock purchase plan participants	67,060	67,367
Dividends paid, net of dividends reinvested	(733,966)	(702,600)
Proceeds from dividend reinvestment plan participants	238,600	139,228

Net cash provided by financing activities	23,509,953	20,481,028

Net increase in cash and cash equivalents	23,709,111	28,400,921

Cash and cash equivalents, beginning	22,967,345	8,327,954

Cash and cash equivalents, ending	$46,676,456	$36,728,875

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

In the opinion of management, the consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the related consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2011 and 2010 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2011 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values of the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, the Company is unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined the market for these securities to be inactive.  In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of June 30, 2011 and December 31, 2010, loans classified as HFS consisted of residential mortgages.

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the six months ended June 30, 2011 and 2010, the Company paid interest of $2,669,000 and $3,674,000, respectively.  The Company was required to pay income taxes of $1,006,000 and $375,000 during the first six months of 2011 and 2010, respectively.  Transfers from loans to foreclosed assets held-for-sale amounted to $0 and $747,000 during the six months ended June 30, 2011 and 2010, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $3,294,000 and $2,093,000.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

In 2011, FASB issued amended guidance related to the presentation of other comprehensive income (OCI) in order to increase prominence of the items reported in OCI.  The guidance eliminates the option that allows the presentation of the components of OCI within the statement of changes in stockholders’ equity.  The amendments require all non-owner changes in stockholders’ equity be presented in either: a single, continuous statement of comprehensive income; or two separate but consecutive statements.  This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively.  The adoption of this update is not expected to have a financial impact on the Company’s consolidated financial statements.

3. Investment securities

The amortized cost and fair value of investment securities at June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	June 30, 2011
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$442	$49	$-	$491

Available-for-sale securities:
Agency - GSE	$27,865	$135	$32	$27,968
Obligations of states and political subdivisions	26,681	708	247	27,142
Corporate bonds:
Pooled trust preferred securities	6,779	111	5,569	1,321
MBS - GSE residential	40,295	1,174	-	41,469

Total debt securities	101,620	2,128	5,848	97,900

Equity securities - financial services	313	150	-	463

Total available-for-sale securities	$101,933	$2,278	$5,848	$98,363

	December 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$490	$48	$-	$538

Available-for-sale securities:
Agency - GSE	$16,316	$122	$150	$16,288
Obligations of states and political subdivisions	24,991	135	955	24,171
Corporate bonds:
Pooled trust preferred securities	6,873	90	5,510	1,453
MBS - GSE residential	40,222	524	193	40,553

Total debt securities	88,402	871	6,808	82,465

Equity securities - financial services	322	154	-	476

Total available-for-sale securities	$88,724	$1,025	$6,808	$82,941

The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity are summarized below (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$442	$491

Available-for-sale securities:
Debt securities:

Due in one year or less	$-	$-
Due after one year through five years	18,649	18,712
Due after five years through ten years	5,771	5,799
Due after ten years	36,905	31,920
Total debt securities	61,325	56,431

MBS - GSE residential	40,295	41,469

Total available-for-sale debt securities	$101,620	$97,900

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$7,539	$32	$-	$-	$7,539	$32
Obligations of states and political subdivisions	5,225	247	-	-	5,225	247
Corporate bonds:
Pooled trust preferred securities	-	-	1,209	5,569	1,209	5,569
Total temporarily impaired securities	$12,764	$279	$1,209	$5,569	$13,973	$5,848
Number of securities	14		8		22

	December 31, 2010
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$6,995	$150	$-	$-	$6,995	$150
Obligations of states and political subdivisions	16,549	955	-	-	16,549	955
Corporate bonds:
Pooled trust preferred securities	-	-	1,364	5,510	1,364	5,510
MBS - GSE residential	14,672	193	-	-	14,672	193
Total temporarily impaired securities	$38,216	$1,298	$1,364	$5,510	$39,580	$6,808
Number of securities	40		7		47

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

For all security types discussed below, as of June 30, 2011 the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions

Agency - GSE and MBS - GSE residential
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

In the above security types, the changes in fair value are attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of June 30, 2011, recognition of OTTI on these securities was unnecessary.

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

There are various investment classes or tranches issued by the CDO.  The most senior tranche has the lowest yield but the most protection from credit losses.  Conversely, the most junior tranche has the highest yield and the most risk of credit loss.  Junior tranches are subordinate to senior tranches.  Losses are generally allocated from the lowest tranche with the equity component holding the most risk and then to subordinate tranches in reverse order up to the most senior tranche.  The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads; and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that in 2011, credit-related OTTI be recorded on one PreTSL holding, a component of the AFS securities portfolio.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
PreTSL VII, Mezzanine	$-	$67	$-	$86
PreTSL XI, B-3	-	-	-	60
PreTSL XVI, C	-	609	-	609
PreTSL XXIV, B-1	-	-	75	-
Total	$-	$676	$75	$755

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Six months ended
	June 30, 2011
	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,034)	$(15,034)
Additions for credit-related OTTI not previously recognized	-	-	-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(75)	(75)
Ending balance of credit-related OTTI	$-	$(15,109)	$(15,109)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s portfolio PreTSLs.  Defaults and cash flows on the underlying collateral were projected on each of the 13 tranches and utilizing the resulting estimated weighted-average lives, 10,000 credit scenarios were simulated to determine the frequency of losses to each tranche.  A loss frequency of greater than 50% constituted OTTI.  Utilizing the portfolio’s default probability rate and weighted-average lives, to determine a benchmark discount rate, and applying a differential to the individual pool’s collateral-rating, an appropriate discount rate is determined and is used to estimate the anticipated cash flow from each tranche within each pool.  The projected estimated cash flow of each tranche was compared to the estimated cash flow of each tranche as of the previous measurement date of March 31, 2011 to determine if there was a significant adverse change.  The results indicated that there was no significant adverse change in projected cash flow in the issues and therefore has concluded that credit-related OTTI was non-existent during the second quarter of 2011.  Utilizing the same technique at March 31, 2011, the Company determined that the amortized cost of one PreTSL – XXIV had declined $75,000 in total during the first three months of 2011 and since the present value of the security’s expected cash flow was insufficient to recover the entire amortized cost, the security was deemed to have experienced credit-related OTTI in the amount of $75,000.  Accordingly, for the six months ended June 30, 2011, $75,000 of credit-related OTTI was recorded.

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

One of the Company’s initial mezzanine holdings, PreTSL IV, is now a senior tranche and the remaining holdings are mezzanine tranches.  As of June 30, 2011, none of the PreTSLs were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any security consisted of a security issued by any one bank and 4% for insurance companies.  As of June 30, 2011, management estimates the subordination in the Company’s tranches ranging from 0% to 19.4% of the current performing collateral.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated (dollars in thousands):

		June 30, 2011		December 31, 2010
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
PreTSL V	Mezzanine	$-	$19	$-	$-
PreTSL VII	Mezzanine	-	70	-	68
PreTSL IX	B-1,B-3	1,652	488	1,679	527
PreTSL XI	B-3	1,125	247	1,125	407
PreTSL XV	B-1	-	23	-	21
PreTSL XVIII	C	285	9	285	11
PreTSL XIX	C	452	7	452	22
PreTSL XXIV	B-1	407	18	482	35
		$3,921	$881	$4,023	$1,091

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”.  When these two conditions exist, the security is placed on non-accrual status.  Quarterly, each of the other issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of June 30, 2011 (dollars in thousands):

						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
PreTSL IV	Mezzanine	$447	$216	$(231)	Ca / CCC	6 / -	$18,000	27.1	$10,024	19.4	33.9
PreTSL V	Mezzanine	-	19	19	Ba3 / D	3 / -	28,950	100.0	None	N/A	N/A
PreTSL VII	Mezzanine	-	70	70	Ca / C	18 / -	150,000	67.9	None	N/A	N/A
PreTSL IX	B-1,B-3	1,652	488	(1,164)	Ca / C	48 / -	136,510	31.0	None	N/A	N/A
PreTSL XI	B-3	1,125	247	(878)	Ca / C	65 / -	183,280	31.1	None	N/A	N/A
PreTSL XV	B-1	-	22	22	C / C	63 / 9	211,700	35.4	None	N/A	N/A
PreTSL XVI	C	-	-	-	Ca / C	49 / 7	277,190	48.2	None	N/A	N/A
PreTSL XVII	C	-	-	-	Ca / C	50 / 6	172,270	36.5	None	N/A	N/A
PreTSL XVIII	C	285	9	(276)	Ca / C	65 / 14	176,340	26.5	None	N/A	0.4
PreTSL XIX	C	452	7	(445)	C / C	60 / 14	192,400	27.5	None	N/A	0.4
PreTSL XXIV	B-1	407	19	(388)	Caa3 / CC	80 / 13	389,800	37.2	None	N/A	7.2
PreTSL XXV	C-1	-	-	-	C / C	62 / 9	321,600	36.7	None	N/A	N/A
PreTSL XXVII	B	2,411	224	(2,187)	Ca / CC	42 / 7	91,800	28.1	None	N/A	20.0
		$6,779	$1,321	$(5,458)

(1)   All ratings have been updated through June 30, 2011.
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

For a further discussion on the fair value determination of the Company’s investment in PreTSLs and other financial instruments, see Note 7, “Fair value measurements”.

4.  Loans

The classifications of loans at June 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
	Amount	Amount

Commercial and industrial	$83,445	$85,129
Commercial real estate:
Non-owner occupied	80,981	87,355
Owner occupied	68,994	69,338
Construction	13,337	12,501
Consumer:
Home equity installment	38,034	40,089
Home equity line of credit	30,520	29,185
Auto	11,432	10,734
Other	6,234	7,165
Residential:
Real estate	70,273	68,160
Construction	3,081	6,145

Total	406,331	415,801

Allowance for loan losses	8,144	7,898

Loans, net	$398,187	$407,903

Net deferred loan costs of $650,000 and $574,000 have been added to the carrying values of loans at June 30, 2011 and December 31, 2010, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $193,127,000 as of June 30, 2011 and $188,627,000 as of December 31, 2010.

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

Non-accrual loans, segregated by class, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010

Commercial and industrial	$436,644	$164,583

Commercial real estate:

Non-owner occupied	1,615,534	2,000,333
Owner occupied	2,655,484	2,768,036
Construction	565,502	-

Consumer:

Home equity installment	755,766	600,745
Home equity line of credit	358,396	507,660
Auto	-	14,000
Other	45,101	13,467

Residential:

Real estate	3,064,031	3,805,462
Construction	94,389	94,389

Total	$9,590,847	$9,968,675

Had non-accrual loans been performing in accordance with their original contractual terms, the Company would have recognized interest income of approximately $188,000 during the first six months of 2011.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 is as follows:

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due 90 days or
June 30, 2011	past due	past due	or more *	past due	Current	receivable	more and accruing

Commercial and industrial	$285,640	$43,919	$436,644	$766,203	$82,679,267	$83,445,470	$-
Commercial real estate:
Non-owner occupied	1,031,638	26,806	1,626,149	2,684,593	78,296,398	80,980,991	10,615
Owner occupied	1,233,764	356,566	2,655,484	4,245,814	64,747,759	68,993,573	-
Construction	-	-	565,502	565,502	12,771,406	13,336,908	-
Consumer:
Home equity installment	86,813	102,955	755,766	945,534	37,088,878	38,034,412	-
Home equity line of credit	38,347	192,531	358,396	589,274	29,930,825	30,520,099	-
Auto	229,974	89,632	17,924	337,530	11,094,391	11,431,921	17,924
Other	27,444	115,668	47,635	190,747	6,043,480	6,234,227	2,534
Residential:
Real estate	-	41,366	3,380,740	3,422,106	66,851,124	70,273,230	316,709
Construction	-	-	325,970	325,970	2,754,522	3,080,492	231,581

Total	$2,933,620	$969,443	$10,170,210	$14,073,273	$392,258,050	$406,331,323	$579,363

* Includes $9,590,847 of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due 90 days or
December 31, 2010	past due	past due	or more *	past due	Current	receivable	more and accruing

Commercial and industrial	$15,407	$270,624	$262,306	$548,337	$84,580,937	$85,129,274	$97,723
Commercial real estate:
Non-owner occupied	56,093	17,275	2,000,333	2,073,701	85,281,624	87,355,325	-
Owner occupied	402,868	20,539	2,783,586	3,206,993	66,130,947	69,337,940	15,549
Construction	-	-	-	-	12,500,834	12,500,834	-
Consumer:
Home equity installment	205,889	103,775	711,915	1,021,579	39,067,422	40,089,001	111,171
Home equity line of credit	6,552	44,634	507,660	558,846	28,626,253	29,185,099	-
Auto	235,193	92,131	15,617	342,941	10,391,426	10,734,367	1,617
Other	21,034	11,578	13,467	46,079	7,119,249	7,165,328	-
Residential:
Real estate	-	1,107,570	3,868,020	4,975,590	63,183,924	68,159,514	62,558
Construction	-	-	94,389	94,389	6,050,080	6,144,469	-

Total	$943,036	$1,668,126	$10,257,293	$12,868,455	$402,932,696	$415,801,151	$288,618

* Includes $9,968,675 of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors.  At June 30, 2011, impaired loans consisted of other impaired loans totaling $2,068,000, in addition to the $9,591,000 of non-accrual loans.  Other than the non-accrual loans, there we no other impaired loans as of December 31, 2010.  Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, are detailed below, as of the period indicated:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
	balance	allowance	allowance	investment	allowance
June 30, 2011
Commercial & industrial	$1,075,276	$284,335	$274,979	$559,314	$59,606
Commercial real estate:
Non-owner occupied	2,031,415	299,475	1,476,725	1,776,200	210,726
Owner occupied	4,584,744	2,475,217	1,964,526	4,439,743	473,576
Construction	565,502	565,502	-	565,502	140,302
Consumer:
Home equity installment	811,128	482,651	273,115	755,766	110,667
Home equity line of credit	358,395	39,741	318,654	358,395	6,670
Other	45,101	45,101	-	45,101	22,550
Residential:
Real estate	3,085,160	1,835,768	1,228,263	3,064,031	354,484
Construction	94,389	94,389	-	94,389	15,615

Total	$12,651,110	$6,122,179	$5,536,262	$11,658,441	$1,394,196

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
	balance	allowance	allowance	investment	allowance
December 31, 2010
Commercial & industrial	$811,545	$-	$164,583	$164,583	$-
Commercial real estate:
Non-owner occupied	2,698,937	24,325	1,976,008	2,000,333	5,670
Owner occupied	2,768,036	2,444,999	323,037	2,768,036	522,835
Consumer:
Home equity installment	718,656	286,188	314,557	600,745	29,495
Home equity line of credit	507,660	167,891	339,769	507,660	86,963
Auto	14,000	-	14,000	14,000	-
Other	13,467	-	13,467	13,467	-
Residential:
Real estate	3,805,462	2,442,732	1,362,730	3,805,462	351,643
Construction	94,389	94,389	-	94,389	11,121

Total	$11,432,152	$5,460,524	$4,508,151	$9,968,675	$1,007,727

Average investment in impaired loans, interest income recognized and cash basis interest income recognized from impaired loans, as of the period indicated, is as follows:

	Six months ended June 30, 2011
			Cash basis
	Average	Interest	interest
	recorded	income	income
	investment	recognized	recognized

Commercial & industrial	$296,160	$-	$-
Commercial real estate:
Non-owner occupied	1,915,622	-	-
Owner occupied	3,918,845	26,309	13,987
Construction	188,501	-	-
Consumer:
Home equity installment	687,277	5,727	2,917
Home equity line of credit	451,904	1,729	731
Auto	4,667	-	-
Other	19,523	33	33
Residential:
Real estate	3,381,311	132,166	36,358
Construction	94,389	-	-

Total	$10,958,199	$165,964	$54,026

Credit Quality Indicators

Commercial and industrial and commercial real estate

The Company utilizes a loan grading system and assigns a credit risk grade to its loans in the commercial and industrial and commercial real estate portfolios.  The grading system provides a means to measure portfolio quality and aids in the monitoring of the credit quality of the overall loan portfolio.  The credit risk grades are arrived at using a risk rating matrix to assign a grade to each of the loans in the commercial and industrial and commercial real estate portfolios.

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

Special Mention

Loans in this category are graded a six and may be protected but are potentially weak. They constitute a credit risk to the Company, but have not yet reached the point of adverse classification. Some of the following conditions may exist: little or no collateral coverage; lack of current financial information; delinquency problems; highly leveraged; available financial information reflects poor balance sheet ratios and profit and loss statements reflect uncertain trends; and document exceptions.  Loans in this category should not remain on the list for an inordinate period of time (no more than one year) and then the loan should be passed or classified appropriately.  Cash flow may not be sufficient to support total debt service requirements.

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2011 and December 31, 2010:

Commercial credit exposure
Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010

Pass	$79,271,331	$82,041,657	$73,768,500	$81,139,543	$60,677,580	$61,219,553	$12,346,424	$9,438,537

Special mention	2,177,620	2,212,483	3,091,000	1,973,618	-	514,313	424,982	1,849,077

Substandard	1,996,519	875,134	4,121,491	4,242,164	8,315,993	7,604,074	565,502	1,213,220

Doubtful	-	-	-	-	-	-	-	-

Total	$83,445,470	$85,129,274	$80,980,991	$87,355,325	$68,993,573	$69,337,940	$13,336,908	$12,500,834

Consumer credit exposure
Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010

Performing	$37,278,646	$39,377,086	$30,161,703	$28,677,439	$11,413,997	$10,718,750	$6,186,592	$7,151,861

Non-performing	755,766	711,915	358,396	507,660	17,924	15,617	47,635	13,467

Total	$38,034,412	$40,089,001	$30,520,099	$29,185,099	$11,431,921	$10,734,367	$6,234,227	$7,165,328

Mortgage lending credit exposure
Credit risk profile based on payment activity

	Residential real estate		Residential construction
	6/30/2011	12/31/2010	6/30/2011	12/31/2010

Performing	$66,892,490	$64,291,494	$2,754,522	$6,050,080

Non-performing	3,380,740	3,868,020	325,970	94,389

Total	$70,273,230	$68,159,514	$3,080,492	$6,144,469

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of and for the periods indicated is as follows:

As of and for the six months ended	Commercial &	Commercial		Residential
June 30, 2011:	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822

Charge-offs	-	193,319	369,933	98,835	-	662,087
Recoveries	6,556	30,281	13,593	7,479	-	57,909
Provision	117,629	49,061	350,444	97,188	235,678	850,000

Ending balance	$1,491,716	$4,124,295	$1,243,410	$868,486	$415,737	$8,143,644

Ending balance: individually evaluated for impairment	$59,606	$824,605	$139,887	$370,098		$1,394,196

Ending balance: collectively evaluated for impairment	$1,432,110	$3,299,690	$1,103,523	$498,388		$6,333,711

Loans receivable:

Ending balance	$83,445,470	$163,311,472	$86,220,659	$73,353,722		$406,331,323

Ending balance: individually evaluated for impairment	$559,314	$6,781,445	$1,159,262	$3,158,420		$11,658,441

Ending balance: collectively evaluated for impairment	$82,886,156	$156,530,027	$85,061,397	$70,195,302		$394,672,882

As of and for the three months ended	Commercial &	Commercial		Residential
June 30, 2011:	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,571,348	$4,281,446	$1,251,007	$869,856	$250,321	$8,223,978

Charge-offs	-	193,319	302,504	-	-	495,823
Recoveries	2,706	30,035	7,748	-	-	40,489
Provision	(82,338)	6,133	287,159	(1,370)	165,416	375,000

Ending balance	$1,491,716	$4,124,295	$1,243,410	$868,486	$415,737	$8,143,644

As of and for the twelve months ended	Commercial &	Commercial		Residential
December 31, 2010:	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,406,102	$4,313,897	$1,252,826	$505,259	$95,519	$7,573,603

Charge-offs	451,979	892,426	462,815	1,813	-	1,809,033
Recoveries	3,839	2,799	39,904	1,710	-	48,252
Provision	409,569	814,002	419,391	357,498	84,540	2,085,000

Ending balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822

Ending balance: individually evaluated for impairment	$-	$528,505	$116,458	$362,764		$1,007,727

Ending balance: collectively evaluated for impairment	$1,367,531	$3,709,767	$1,132,848	$499,890		$6,710,036

Loans receivable:

Ending balance	$85,129,274	$169,194,099	$87,173,795	$74,303,983		$415,801,151

Ending balance: individually evaluated for impairment	$164,583	$4,768,369	$1,135,872	$3,899,851		$9,968,675

Ending balance: collectively evaluated for impairment	$84,964,691	$164,425,730	$86,037,923	$70,404,132		$405,832,476

Information related to the change in the allowance for loan losses as of June 30, 2010 is a follows:

	As of and for the	As of and for the
	three months ended	six months ended
	June 30, 2010	June 30, 2010

Allowance for loan losses:

Beginning balance	$7,751,589	$7,573,603

Charge-offs	532,726	953,899
Recoveries	4,387	28,546
Provision	300,000	875,000

Ending balance	$7,523,250	$7,523,250

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic EPS:
Net income available to common shareholders	$1,288,650	$718,972	$2,515,535	$1,274,852
Weighted-average common shares outstanding	2,203,550	2,132,949	2,194,569	2,123,364
Basic EPS	$0.59	$0.34	$1.15	$0.60

Diluted EPS:
Net income available to common shareholders	$1,288,650	$718,972	$2,515,535	$1,274,852
Weighted-average common shares outstanding	2,203,550	2,132,949	2,194,569	2,123,364
Potentially dilutive common shares	-	-	-	-
Weighted-average common shares and dilutive potential shares	2,203,550	2,132,949	2,194,569	2,123,364
Diluted EPS	$0.59	$0.34	$1.15	$0.60

There were no potentially dilutive shares outstanding in either period because the average share market price of the Company’s common stock during the six months ended June 30, 2011 and 2010 was below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see Note 6, “Stock plans,” below.

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the six months ended June 30, 2011 and 2010.  As of June 30, 2011, there were 18,300 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the six months ended June 30, 2011 and 2010.  As of June 30, 2011, there were 5,490 unexercised stock options outstanding under this plan.

No stock-based compensation expense was recognized, related to either of the stock option plans, since the Company did not grant stock options in 2011 or 2010.

The stock option plans expired in 2011 and as such no new options may be granted under the plans unless the Company extends the existing plans.  The Company may choose to extend the plans or establish new stock option plans.  Previously issued and currently outstanding options may be exercised pursuant to the terms of the stock option plans existing at the time of grant.  The extension or the establishment of a new plan will require shareholder approval.  The Company is in the process of evaluating its decision to continue to maintain stock option plans.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance.  The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date.  As of June 30, 2011, 21,826 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2011 and 2010, compensation expense related to the ESPP approximated $24,000 and $7,000, respectively and is included as a component of salaries and employee benefits in the consolidated statements of income.

7.  Fair value measurements

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$46,676	$46,676	$22,967	$22,967
Held-to-maturity securities	442	491	490	538
Available-for-sale securities	98,363	98,363	82,941	82,941
FHLB stock	4,099	4,099	4,542	4,542
Loans	398,188	395,974	407,903	402,174
Loans held-for-sale	485	493	213	217
Accrued interest	2,307	2,307	2,228	2,228

Financial liabilities:
Deposit liabilities	506,927	503,694	482,448	478,721
Short-term borrowings	8,007	8,007	8,548	8,548
Long-term debt	21,000	23,927	21,000	23,956
Accrued interest	367	367	440	440

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

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of June 30, 2011 and December 31, 2010 (dollars in thousands):

		Fair value measurements at June 30, 2011:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$27,968	$-	$27,968	$-
Obligations of states and political subdivisions	27,142	-	27,142	-
Corporate bonds:
Pooled trust preferred securities	1,321	-	-	1,321
MBS - GSE residential	41,469	-	41,469	-
Equity securities - financial services	463	463	-	-
Total available-for-sale securities	$98,363	$463	$96,579	$1,321

		Fair value measurements at December 31, 2010:
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$16,288	$-	$16,288	$-
Obligations of states and political subdivisions	24,171	-	24,171	-
Corporate bonds:
Pooled trust preferred securities	1,453	-	-	1,453
MBS - GSE residential	40,553	-	40,553	-
Equity securities - financial services	476	476	-	-
Total available-for-sale securities	$82,941	$476	$81,012	$1,453

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the six months ended June 30, 2011, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are considered Level 3 inputs.  The accounting pronouncement related to fair value measurement provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity such as is the case with the Company’s investment in pooled trust preferred securities.  The requirements of fair value measurement also call for additional disclosures on fair value measurements and provide additional guidance on circumstances that may indicate that a transaction is not orderly.  For a discussion on the fair value determination of the Company’s investment in pooled trust preferred securities, see “Investment securities” under the caption “Comparison of Financial Condition at June 30, 2011 and December 31, 2010” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	six months ended	six months ended
	June 30, 2011	June 30, 2010
Assets:
Balance at beginning of period	$1,453	$5,242
Realized losses in earnings	(75)	(755)
Unrealized gains (losses) in OCI:
Gains	206	1,009
Losses	(243)	(646)
Settlement	(28)	-
Interest paid-in kind	6	-
Accretion	2	-
Purchases, sales, issuances and settlements, amortization, and accretion, net	-	70
Balance at end of period	$1,321	$4,920

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated (dollars in thousands):

		Fair value measurements at June 30, 2011
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,728	$-	$-	$4,728
Other real estate owned	847	-	-	847
Total	$5,575	$-	$-	$5,575

		Fair value measurements at December 31, 2010
	Total carrying	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
Assets:	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,453	$-	$-	$4,453
Other real estate owned	1,261	-	-	1,261
Total	$5,714	$-	$-	$5,714

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans and other real estate owned (ORE). These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write downs of individual assets.

The following describes valuation methodologies used for financial instrument measured at fair value on a non-recurring basis.

A loan is considered impaired when, based upon current information and events, it is probable that Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses, and as such are carried at the lower of net recorded investment or the estimated fair value.  Estimates of fair value of the collateral is determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management.  Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions.  Because of the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

The fair value for ORE is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs to reflect decreases in estimated values resulting from sales price observations and the impact of changing economic and market conditions.

Management of the Company concluded that the inputs used to determine fair value of its non-recurring financial instruments, including valuations received from third party certified appraisers, industry standard liquidation rates and other subjective inputs from management, contain a number of assumptions that are unobservable in the marketplace.  Though management has not altered the methodology to determine fair value, for comparative purposes the amounts indicated as Level 2 inputs as of December 31, 2010 were reclassified as Level 3 inputs.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2011 compared to December 31, 2010 and a comparison of the results of operations for the three- and six-months ended June 30, 2011 and 2010.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2010 Annual Report filed on Form 10-K.

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

Comparison of the results of operations
Three- and six-months ended June 30, 2011 and 2010

Overview

Net income for the second quarter of 2011 was $1,289,000, or $0.59 per diluted share compared to $719,000, or $0.34 per diluted share, recorded in the same quarter of 2010.  For the six months ended June 30, 2011, net income was $2,516,000, or $1.15 per diluted share compared to $1,275,000, or $0.60 per diluted share, recorded for the six months ended June 30, 2010.  The increase in net income in the quarter and year-to-date periods was due to: an increase in non-interest income, most notably from significantly lower non-cash, other-than-temporary impairment (OTTI) charges related to the Company’s investment portfolio, higher net interest income and lower expenses including the provision for loan losses.  These items were partially offset by higher provision for income taxes recorded in both periods.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.87% and 10.44%, respectively, for the three months ended June 30, 2011 compared to 0.49% and 6.10%, respectively, for the three months ended June 30, 2010.  For the six months ended June 30, 2011, ROA and ROE were 0.86% and 10.43%, respectively, compared to 0.44% and 5.48% for the same period in 2010.  The improvements in ROA and ROE for both comparable periods are attributable to higher net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $100,000, or 2%, in the second quarter of 2011 to $5,317,000, from $5,217,000 recorded in the second quarter of 2010.  The increase was caused by a larger decline in interest expense than interest income.  Compared to the second quarter of 2010, interest expense declined $473,000, or 27%, in the second quarter of 2011.  The factors contributing to the lower interest expense were lower rates paid on interest-bearing deposits that helped reduce the expense by $256,000, and lower balances of high-cost borrowings equating to a reduction of $217,000.  The lower rate environment caused deposits to price 27 basis points below the deposit pricing that was in effect in the year-ago quarter.  The lower interest expense from borrowings was due principally from the payoff of $20,500,000 in short- and long-term FHLB advances in the fourth quarter of 2010.  The effect of the lower average balances of borrowings was the principal cause of interest expense on borrowings to decline $188,000, or 41%, in the second quarter of 2011 compared to the second quarter of 2010.  Compared to the second quarter of 2010, interest income declined $373,000, or 5%, from $6,970,000 recorded in the second quarter of 2010 compared to $6,597,000 recorded during the second quarter of 2011.  The decline in interest income was due principally from a 60 basis point decrease in yields from the Company’s investment portfolio, as well as a $15,800,000 net decline in the average balances of the loan portfolio, predominantly from commercial loans caused by payoffs and the risk management practice to strategically reduce their balances.  The decline in yield in the investment portfolio was caused by the defaults in preferred term securities and their related migration to non-accrual status and lower yields earned from the added mortgage-backed and government agency securities.

For the six months ended June 30, 2011, net interest income increased $175,000, or 2%, from $10,376,000 in the first half of 2010 to $10,551,000 in the first half of 2011.  Similar to the second quarter the decline in interest expense was greater than the decline in interest income producing the higher level of net interest income.  Interest expense declined $1,039,000, or 29%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.   Rates paid on interest-bearing deposits were 31 basis points lower in the current year period compared to 2010, which had the effect of a $572,000 reduction in interest expense.  In addition the previously noted debt reduction during the fourth quarter of 2010 helped reduce interest expense from borrowings by $382,000 in first half of 2011.  The impact of lower rates paid and balances of interest-bearing liabilities was only partially offset by an $864,000, or 6%, decrease in interest income during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The lower average commercial loan portfolio and the impact of a 69 basis point reduction in yields earned from investments were the principal cause of lower interest income.

The Company’s tax-equivalent margin and spread improved to 4.01% and 3.75%, respectively, for the three months ended June 30, 2011 from 3.92% and 3.66% during the same period of 2010.  For the first half of 2011, the margin and spread improved to 4.03% and 3.76% from 3.91% and 3.64%, respectively, in the first half of 2010.  In the quarter comparison, the improvement in spread is from a more rapid decline in rates paid on interest-costing liabilities compared to the decline in yields from interest-earning assets.  The improved margin is from the higher spread on a relatively stable portfolio of average interest-earning assets.  In the year-to-date comparison, the improved margin was caused by higher net interest income and lower average interest-earning assets.

Yield performance from interest-sensitive assets is significantly impacted during periods of declining and prolonged low interest rate environments.  The cost of funds during the same periods also declined in response to declines in in market rates.  The historically low interest rate environment, which has been significantly influenced by the Fed Funds rate of 0.0% to 0.25% set by the Federal Reserve in the fourth quarter of 2008, has benefited the Company’s net interest income as the Company responded by managing its cost of funds which has decreased more rapidly than the decrease in the yields earned on its interest-earning assets.  We do not expect to continue to benefit significantly from the downward re-pricing of our interest-bearing liabilities and as such our net interest margin may begin to experience downward pressure in the near-term.

The following table sets forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	June 30, 2011			June 30, 2010
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$416,402	$5,962	5.74%	$432,214	$6,237	5.79%
Investments	102,758	833	3.25	99,663	925	3.72
Federal funds sold	468	-	0.25	10,210	6	0.25
Interest-bearing deposits	33,977	21	0.25	12,482	8	0.25
Total interest-earning assets	553,605	6,816	4.94	554,569	7,176	5.19
Non-interest-earning assets	38,815			30,880
Total assets	$592,420			$585,449

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$266,038	$315	0.47%	$263,717	$473	0.72%
Certificates of deposit	135,751	700	2.07	143,416	827	2.31
Borrowed funds	21,731	259	4.77	42,014	428	4.09
Repurchase agreements	7,449	6	0.35	11,309	25	0.90
Total interest-bearing liabilities	430,969	1,280	1.19	460,456	1,753	1.53
Non-interest-bearing deposits	108,882			74,101
Other non-interest-bearing liabilities	3,049			3,618
Shareholders' equity	49,520			47,274
Total liabilities and shareholders' equity	$592,420			$585,449
Net interest income / interest rate spread		$5,536	3.75%		$5,423	3.66%
Net interest margin			4.01%			3.92%

	Six months ended:
	June 30, 2011			June 30, 2010
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets
Interest-earning assets:
Loans and leases	$417,797	$11,962	5.77%	$434,693	$12,540	5.82%
Investments	100,123	1,574	3.17	96,316	1,848	3.87
Federal funds sold	276	-	0.25	11,540	13	0.23
Interest-bearing deposits	30,945	39	0.25	12,942	16	0.25
Total interest-earning assets	549,141	13,575	4.98	555,491	14,417	5.23
Non-interest-earning assets	37,934			31,406
Total assets	$587,075			$586,897

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$259,199	$612	0.96%	$260,481	$979	0.76%
Certificates of deposit	137,803	1,445	4.25	144,892	1,735	2.41
Borrowed funds	21,740	514	4.77	42,028	851	4.08
Repurchase agreements	11,098	26	0.46	14,642	70	0.97
Total interest-bearing liabilities	429,840	2,597	1.22	462,043	3,635	1.59
Non-interest-bearing deposits	105,431			74,452
Other non-interest-bearing liabilities	3,152			3,499
Shareholders' equity	48,652			46,903
Total liabilities and shareholders' equity	$587,075			$586,897
Net interest income/interest rate spread		$10,978	3.76%		$10,782	3.64%
Net interest margin			4.03%			3.91%

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

The prevalent low interest rate environment has been causing yields from earning assets to contract and will continue to do so thereby asserting continued downward pressure on the Company’s interest rate margin.  The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements to help mitigate the decline in interest income.  This initiative helps stabilize net interest income at acceptable margins.  The Company’s deposit offering rates are at historical lows and whether the Company can retain and grow its deposit base will largely depend on customers’ sentiment to maintain low-earning deposits.  The Company’s marketing department, in concert with ALM, lending and deposit gatherers, is formulating prudent, tactical plans that will grow the loan portfolio and help continue to accumulate low-cost deposits in order to maintain a healthy interest rate margin.

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

The provision for loan losses was $850,000 for the six months ending June 30, 2011 and was $875,000 for the six month period ending June 30, 2010.  The provision for the three months ending June 30, 2011 was $375,000 and was $300,000 for the same three month period ending June 30, 2010.  The $375,000 provision for the current quarter was predominantly recorded to provide for the uncertainties associated with the continuing stagnant economy.

The allowance for loan losses was $8,144,000 at June 30, 2011 compared to $7,898,000 at December 31, 2010.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at June 30, 2011 and December 31, 2010” below.

Other income

For the three months ended June 30, 2011, non-interest income amounted to $1,398,000 compared to $640,000 in the same 2010 quarter – more than doubling the prior year quarter.  The improvement in non-interest income was from no credit-related OTTI charges on the Company’s investments in pooled trust preferred securities required in the 2011 quarter, compared to $676,000 of impairment recorded in the second quarter of 2010.  See Note 3, “Investment securities,” in the consolidated financial statements, for a further discussion on the Company’s investments in pooled trust preferred securities and the impairment related thereto.  Furthermore, the Company’s core banking business generated enough fee income to offset declines in gains recognized in the sale of residential mortgages as well as $66,000 of write-downs on newly appraised foreclosed properties held for sale.  Healthy fees generated by the Company’s financial services and trust departments helped boost other fees and revenues by $134,000, or 56%, in the current year quarter compared to the second quarter of 2010.  A lower volume of residential lending activity resulted in a $37,000, or 28%, decline in recognized gains.

For the six months ended June 30, 2011, non-interest income increased $950,000, or 53%, from $1,786,000 recorded in the first half of 2010 to $2,736,000 recorded in the six months ended June 30, 2011.  During the first half of 2010, the Company was required to record credit-related OTTI of $755,000 compared to only $75,000 required for the first half of 2011.  In addition and similar to the second quarter’s performance, strong fee income generated from the Company’s financial services and trust units helped increase other fees and revenues by $179,000, or 33%, in 2011 compared to 2010.  The gain recognized from the sale of a Small Business Administration commercial loan of $90,000 was the cause of the higher gains from the sales of loans.

Other operating expenses

Other operating expenses declined $74,000, or 2%, in the second quarter of 2011 compared to the second quarter of 2010.   Salary and employee benefits decreased $38,000, or 2%, for the three months ended June 30, 2011 compared to the same period of 2010.  The decline was due to lower payroll taxes from less salaries as well as more deferred payroll costs associated with the lending function.  The 2011 quarter was reflective of an increase in the per-unit cost deferral.  The lower amount of advertising and marketing expenses, $72,000 or 27%, was due to the non-recurring nature of costs incurred during 2010.  Loan collection and other real estate (ORE) expenses declined, net $78,000, or 34%, due primarily to fewer problematic loans requiring extensive legal representation offset somewhat by higher costs to maintain the Company’s foreclosed properties currently for sale.  The increase in professional services stems from higher cost incurred for services provided from legal and professional trust services and the new costs to comply with the new SEC eXtensible Business Reporting Language, or XBRL, reporting requirements.  The $72,000, or 8%, increase in premises and equipment was from higher facilities maintenance and also from higher levels of amortization of leasehold improvements in conjunction with expenditures consummated in 2010 for branch upgrades.

For the six months ended June 30, 2011, other operating expenses declined $689,000, or 7%, from $9,799,000 for the first half of 2010 to $9,110,000 for the first half of 2011.  Salary and employee benefits decreased $583,000, or 12%, during the 2011 period.  The 2010 figure included $398,000 in one-time severance and voluntary termination payout caused by the planned, structured reorganization of the Company.  This cost did not recur in 2011.  The average number of full-time equivalent (FTE) employees for the six months ended June 30, 2011 was 158 compared to 172 average FTEs during the six months ended June 30, 2010.  Loan collection and ORE expenses decreased $191,000, or 49%, during the current year period compared to the same period of 2010.  In 2010, the Company incurred higher collection related expenses in order to resolve more problematic loans.  The $81,000, or 19%, decline in advertising and marketing was caused by the aforementioned non-recurring costs.  The $153,000, or 9%, increase in premises and equipment was the result of higher utility costs, expenses associated with facilities maintenance from the region’s prolonged severe weather conditions during the first quarter of this year, compared to 2010 and increased amortization of leasehold improvements from expenditures incurred during 2010 for branch upgrades.

Provision for income taxes

The higher effective tax rate for the three- and six- months ended June 30, 2011 of 25.1% and 24.4% compared to the three-and six-months ended June 30, 2010 of 16.7% and 14.4%, respectively was due to a much higher level of pre-tax earnings upon which the corporate income tax rate of 34% was applied.

Comparison of financial condition at
June 30, 2011 and December 31, 2010

Overview

Consolidated assets increased $27,011,000 to $588,684,000 or 5%, as of June 30, 2011 from $561,673,000 at December 31, 2010.  The increase was from $24,480,000 growth in deposits and a $3,572,000 increase in shareholders’ equity.

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

As of June 30, 2011, the carrying value of investment securities amounted to $98,805,000, or 17% of total assets, compared to $83,431,000, or 15% of total assets, at December 31, 2010.  On June 30, 2011, approximately 42% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow.

As of June 30, 2011, investment securities were comprised of HTM and AFS securities with carrying values of $442,000 and $98,363,000, respectively.  The AFS debt securities were recorded with a net unrealized loss in the amount of $3,720,000 and equity securities were recorded with an unrealized gain of $150,000, compared to $5,937,000 and $154,000, respectively as of December 31, 2010, or a net improvement of $2,113,000.

The Company’s investment policy is designed to complement its lending activity.  During the six months ended June 30, 2011, the carrying value of total investments increased $15,374,000.  The Company uses cash flow generated from mortgage-backed securities pay downs, bond calls, as well as excess cash to invest, re-invest and advantageously diversify the securities portfolio in response to market conditions, interest rate environments, the performance of other interest-earning assets, interest rate risk, credit risk and anticipated liquidity needs.

A comparison of investment securities at June 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
MBS - GSE residential	$41,911	42.4	$41,043	49.2
State & municipal subdivisions	27,142	27.5	24,171	29.0
Agency - GSE	27,968	28.3	16,288	19.5
Pooled trust preferred securities	1,321	1.3	1,453	1.7
Equity securities - financial services	463	0.5	476	0.6
Total investments	$98,805	100.0	$83,431	100.0

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  The market for these securities and other issues of PreTSLs at June 30, 2011 remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets and in the absence of observable transactions in the secondary and a new-issue market, management has made the following observations and has determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at June 30, 2011;

•
An income valuation approach (present value technique) that maximizes the use of relevant observable market inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique; and

•
The 13 PreTSLs are classified within “Level 3” (as defined in current accounting guidance and explained in Note 7, “Fair value measurements” of the consolidated financial statements) of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  The Company engages an independent third party that is a structured products specialist firm, to analyze the PreTSL portfolio.  The approach and results were reviewed and corroborated by management.  The approach to determine OTTI involves the following:

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

o
With a projected discount rate, an estimated cash flow test was performed on each issue to compare the present value of the currently estimated cash flows as of June 30, 2011 to the amount projected as of the last measurement date, March 31, 2011;

o	If the results of the cash flow tests resulted in a significant adverse change in projected cash flows, credit-related OTTI is present.

Based on the technique described, the Company determined that for the three months ended June 30, 2011 there were no significant adverse changes in projected cash flows in the issues and therefore has concluded that credit-related OTTI was non-existent during the second quarter of 2011.  Utilizing the same technique at March 31, 2011, the Company determined that the amortized cost of one PreTSL – XXIV had declined $75,000 in total during the first three months of 2011 and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost, the security is deemed to have experienced credit-related OTTI in the amount of $75,000 which was charged to current earnings as a component of other income in the consolidated statement of income for the six months ended June 30, 2011.  Future analyses could yield results that may indicate further impairment has occurred and would therefore require additional write-downs and corresponding OTTI charges to current earnings.  For more information about OTTI charges, see Note 3, “Investment securities” of the consolidated financial statements.

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

In order to preserve its capital, in December 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. During the fourth quarter of 2010 and again in the first half of 2011, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension.  As a result, the Company was able to redeem $239,000 of its FHLB stock in the fourth quarter of 2010 and an additional $443,000 in the first half of 2011.  The dividend suspension remains in effect.  Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB.  Based on the financial results of the FHLB for the six months ended June 30, 2011 and for the year-ended December 31, 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management continues to believe that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.  The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal, scheduled dividend payments and normal stock redemption activities.

Loans held-for-sale (HFS)

Upon origination, certain residential mortgages are classified as HFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In a low interest rate environment, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

As of June 30, 2011, Loans HFS amounted to $485,000 with a corresponding fair value of $493,000, compared to $213,000 and $217,000, respectively, at December 31, 2010.  During the six months ended June 30, 2011, residential mortgage loans with principal balances of $13,505,000 were sold into the secondary market with net gains of approximately $248,000 recognized, compared to $18,902,000 and $229,000, respectively, during the six months ended June 30, 2010.

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

The policies, procedures and credit risk of the Company are reflective of the current economy.  The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates, as well as government sponsored programs through the Federal Home Loan Bank and, as noted above, utilizing participations to mitigate interest rate risk.

Commercial and industrial

The commercial and industrial portfolio decreased $1,684,000, or 2%, to $83,445,000 during the first six months of 2011.  There was an $8,000,000 payoff during the second quarter of 2011 which was partially offset by an increase in tax anticipation facilities, which was one of several factors for the decrease in this portfolio.  Other factors can be attributed to a reduction in demand; difficulty for current and prospective clients to adhere to the Company’s underwriting policies and procedures, and a general lack of economic growth within the Company’s marketplace.  Based upon maturities and scheduled payoffs, it is likely that this portfolio reduction will continue through the third quarter of 2011.

Commercial real estate

The commercial real estate portfolio declined $5,882,000, or 3%, from $169,194,000 at December 31, 2010 to $163,312,000 as of June 30, 2011.  There was a substantial payoff during the second quarter, for which the Company had an opportunity to continue the relationship, but due to several factors, including rates, that the Company considered unacceptable, the relationship was not renewed.  This was a significant factor in the decrease.  In addition, concerns associated with the non-owner occupied commercial real estate market, as well as the depressed commercial real estate market, as a whole, within our service area, and an overall general lack of activity are additional reasons for this reduction.

Residential

The residential portfolio has decreased $951,000 since December 31, 2010.  The factors contributing to this decrease are attributable primarily to a decrease in the residential construction portfolio of $3,064,000, which was partially offset by an increase in the residential real estate portfolio of $2,113,000.  The decrease in residential construction is a result of these loans converting to traditional residential real estate mortgages.  In residential real estate, the Company has begun, and will continue to, originate fixed rate mortgages with a maximum term of 15 years for portfolio.  The object of this strategy being to increase net interest margin, to enhance capital through an extended earnings stream, and limit exposure from a credit risk point of view through utilizing underwriting standards that are conforming to the secondary market.

Consumer loans

Consumer loans declined $953,000, or 1%, during the first six months of 2011.  Though a modest decline, the Company’s intention for 2011 is to expand this segment and grow the portfolio, while maintaining asset quality.

The composition of the loan portfolio at June 30, 2011 and December 31, 2010, is summarized as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%	Variance	%

Commercial and industrial	$83,445	20.5	$85,129	20.5	$(1,684)	(2.0)
Commercial real estate:
Non-owner occupied	80,981	19.9	87,355	21.0	(6,374)	(7.3)
Owner occupied	68,994	17.0	69,338	16.7	(344)	(0.5)
Construction	13,337	3.3	12,501	3.0	836	6.7
Consumer:
Home equity installment	38,034	9.4	40,089	9.6	(2,055)	(5.1)
Home equity line of credit	30,520	7.5	29,185	7.0	1,335	4.6
Auto	11,432	2.8	10,734	2.6	698	6.5
Other	6,234	1.5	7,165	1.7	(931)	(13.0)
Residential:
Real estate	70,273	17.3	68,160	16.4	2,113	3.1
Construction	3,081	0.8	6,145	1.5	(3,064)	(49.9)

Total	406,331	100.0	415,801	100.0	(9,470)	(2.3)

Allowance for loan losses	8,144		7,898		246

Loans, net	$398,187		$407,903		$(9,716)

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

Total charge-offs net of recoveries for the six months ending June 30, 2011, were $604,000, compared to $925,000 in the first six months of 2010.  The reduced level of charge-offs recorded in the current year is primarily attributable to lower charge-offs incurred in the commercial portfolio.  Recoveries of $7,000 were recorded on commercial and industrial loans at June 30, 2011 compared to commercial and industrial loan net charge-offs of $262,000 for the six months ending June 30, 2010.  Consumer loan net charge-offs of $356,000 were recorded during the six months ending June 30, 2011 versus $146,000 at the June 30, 2010 like period end.   There were $163,000 of commercial real estate loan net charge-offs during the six month period ending June 30, 2011 versus $454,000 of net charge-offs at June 30, 2010.  Residential real estate loan net charge-offs totaled $91,000 for the six month period ending June 30, 2011.  There were $63,000 of residential real estate charge-offs in the same period of 2010.   For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8,144,000 at June 30, 2011 and $7,898,000 at December 31, 2010.  Management believes that the current balance in the allowance for loan losses of $8,144,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent in the portfolio as of this time.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.  The ratio of allowance for loan losses to total loans was 2.00% at June 30, 2011 compared to 1.90% at December 31, 2010.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the	As of and for the	As of and for the
	six months ended	twelve months ended	six months ended
	June 30, 2011	December 31, 2010	June 30, 2010

Balance at beginning of period	$7,897,822	$7,573,603	$7,573,603

Provision charged to operations	850,000	2,085,000	875,000

Charge-offs:
Commercial and industrial	-	451,979	265,154
Commercial real estate	193,319	892,426	455,755
Consumer	369,933	462,816	169,776
Residential	98,835	1,812	63,214
Total	662,087	1,809,033	953,899

Recoveries:
Commercial and industrial	6,556	3,839	2,949
Commercial real estate	30,281	2,799	1,449
Consumer	13,593	39,904	24,148
Residential	7,479	1,710	-
Total	57,909	48,252	28,546

Net charge-offs	604,178	1,760,781	925,353

Balance at end of period	$8,143,644	$7,897,822	$7,523,250

Total loans, end of period	$406,816,473	$416,014,151	$428,122,754

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
	June 30, 2011		December 31, 2010		June 30, 2010
Net charge-offs to (annualized):
Average loans	0.29%		0.41%		0.43%
Allowance for loan losses	14.84%		22.29%		24.60%
Provision for loan losses	0.71	x	0.84	x	1.06	x

Allowance for loan losses to:
Total loans	2.00%		1.90%		1.76%
Non-accrual loans	0.85	x	0.79	x	0.84	x
Non-performing loans	0.80	x	0.77	x	0.81	x
Net charge-offs (annualized)	6.74	x	4.48	x	4.07	x

Loans 30-89 days past due and still accruing	$3,903,063		$2,611,162		$3,295,675
Loans 90 days past due and accruing	$579,363		$288,618		$319,828
Non-accrual loans	$9,590,847		$9,968,675		$8,918,932
Allowance for loan losses to loans 90 days or more past due and accruing	14.06	x	27.36	x	23.52	x

Non-performing assets
The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE), non-accrual securities and repossessed assets.  As of June 30, 2011, non-performing assets represented 2.37% of total assets basically unchanged from 2.38% at December 31, 2010.

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

The non-performing assets for the period were comprised of non-accruing commercial loans, non-accruing real estate loans, troubled debt restructurings, non-accrual securities and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  At June 30, 2011, $881,000 of corporate bonds consisting of pooled trust preferred securities were on non-accrual status, compared to $1,706,000 at June 30, 2010.  For a further discussion on the Company’s securities portfolio, see Note 3, “Investments securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans declined slightly from $10,257,000 on December 31, 2010 to $10,170,000 at June 30, 2011.   At December 31, 2010, the over 90 day past due portion was comprised of eight loans ranging from $1,600 to $111,000, and the non-accrual loan portion numbered 65 loans ranging from $2,900 to $1,800,000.  At June 30, 2011, there were nine loans ranging from $1,000 to $317,000 in the over 90 days past due category, and 68 loans ranging from $2,800 to $1,500,000 in the non-accrual category.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructuring (TDR). TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDR loans aggregated $3,544,000 at June 30, 2011 which consisted of $2,068,000 of accruing commercial real estate loans and $1,476,000 of non-accrual commercial real estate loans.  A non-accruing TDR in the amount of $1,476,000 is included in the non-accrual loan totals.  During the quarter, the borrower failed to comply with the revised terms of the agreement and remedies are being pursued.  At December 31, 2010 TDRs aggregated $783,000 all of which were accruing loans.  The TDR amount increased by $2,761,000 during the period ending June 30, 2011.  One loan relationship aggregating $1,752,000 which had been on non-accrual was restructured and subsequently reduced to $1,476,000.  It will remain on non-accrual status until specific performance has been demonstrated.  A second, unrelated loan in the amount of $1,784,000 was restructured and classified as a TDR due to concessions granted, however, this loan had been and continues to be paid current and remains on an accruing status.  A third loan of approximately $500,000 which had been a TDR at December 31, 2010 was subsequently removed based upon performance.

If applicable, a TDR loan classified as non-accrual would require a minimum of six months of payments before consideration for a return to accrual status.  Concessions made to borrowers typically involve an extension of the loan’s maturity date or a change in the loan’s amortization period. The Company believes concessions have been made in the best interests of the borrower and the Company.  The Company has not reduced interest rates, forgiven principal or entered into any forbearance or other actions with respect to these loans. If loans characterized as a TDR perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate of interest.

ORE at June 30, 2011 was $847,000 and consisted of three properties.  At June 30, 2011, the non-accrual loans aggregated $9,591,000 as compared to $9,969,000 at December 31, 2010.  The net reduction in the level of non-accrual loans during the period ending June 30, 2011 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $2,661,000 were made during the first six months of the year.   These were offset by reductions or payoffs of $1,518,000, charge-offs of $581,000, and $940,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing were $579,000 at June 30, 2011 and $289,000, at December 31, 2010.  Non-accrual securities amounted to $881,000 at June 30, 2011 and $1,091,000 at December 31, 2010.  The ratio of non-performing loans to total loans was 2.50% at June 30, 2011 and 2.47% at December 31, 2010.

The following table sets forth non-performing assets data as of the period indicated:

	June 30, 2011	December 31, 2010	June 30, 2010

Loans past due 90 days or more and accruing	$579,363	$288,618	$319,828
Non-accrual loans	9,590,847	9,968,675	8,918,931
Total non-performing loans	10,170,210	10,257,293	9,238,759

Troubled debt restructurings	2,067,595	782,688	791,168
Other real estate owned	847,360	1,260,895	1,084,007
Non-accrual securities	880,787	1,091,311	1,705,937
Total non-performing assets	$13,965,952	$13,392,187	$12,819,871

Total loans including HFS	$406,816,473	$416,014,151	$428,122,754
Total assets	$588,683,907	$561,673,152	$579,270,283
Non-accrual loans to total loans	2.36%	2.40%	2.08%
Non-performing loans to total loans	2.50%	2.47%	2.16%
Non-performing assets to total assets	2.37%	2.38%	2.21%

The composition of non-performing loans as of June 30, 2011 is as follows (dollars in thousands):

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
	balances	and still accruing	loans	loans	loans

Commercial and industrial	$83,445	$-	$437	$437	0.52%
Commercial real estate:
Non-owner occupied	80,981	11	1,616	1,627	2.01
Owner occupied	68,994	-	2,655	2,655	3.85
Construction	13,337	-	566	566	4.24
Consumer:
Home equity installment	38,034	-	756	756	1.99
Home equity line of credit	30,520	-	358	358	1.17
Auto	11,432	18	-	18	0.16
Other	6,234	2	45	47	0.76
Residential:
Real estate	70,273	317	3,064	3,381	4.81
Construction	3,081	231	94	325	10.56
Loans held-for-sale	485	-	-	-	-
Total	$406,816	$579	$9,591	$10,170	2.50%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale, consisting of ORE, was $847,000 at June 30, 2011 and consisted of three properties which are listed for sale with local realtors.  The $414,000 decline in ORE from the December 31, 2010 balance of $1,261,000 is mainly the result of the sale of two residential properties.

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

Compared to December 31, 2010 total deposits grew $24,480,000, or 5%, during the six months ended June 30, 2011.  The growth in total deposits was due to increases in DDA, savings and money market accounts of $12,970,000, or 15%, $8,837,000, or 8% and $19,020,000, or 24%, respectively, partially offset by lower CDs and NOW balances.  Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  The increase in DDA accounts was primarily due to the Company’s relationship with various municipalities and has historically benefited from inflow of their seasonal tax deposits.  As the municipal deposits are seasonal in nature, there balances are highly volatile and very often, unpredictable.  Growth in DDA balances was further embellished due to success in strengthening relationships with business customers.  The increase in savings and money markets was caused by the transfer of maturing CDs, creative campaigning and customer sentiment for immediately available deposits.  In an effort to grow and retain core deposits, the Company introduces innovative options to its variety of deposit products.  The Company has successfully focused on providing exemplary customer service and introducing highly innovative deposit-gathering techniques.  This approach has strengthened the Company’s low-cost funding base.  The continued low interest rate environment has resulted in a wide-spread preference for customers to place their money in non-maturing interest-bearing accounts rather than renew maturing CDs.  When the market rates do rise, the Company will focus on and promote CD gathering strategies that will strive to increase time deposits while maintaining its low-costing core deposit foundation.

The following table represents the components of deposits as of the date indicated (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Money market	$98,630	19.4	$79,610	16.5
NOW	67,268	13.3	67,572	14.0
Savings and club	114,672	22.6	105,835	21.9
Certificates of deposit	127,606	25.2	143,651	29.8
Total interest-bearing	408,176	80.5	396,668	82.2
Non-interest-bearing	98,751	19.5	85,780	17.8
Total deposits	$506,927	100.0	$482,448	100.0

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and contain similar terms as those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of June 30, 2011, CDARS represented $10,841,000, or 2%, of total deposits, compared to $11,876,000, or 2%, of total deposits at December 31, 2010.  Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $41,087,000 and $51,340,000 at June 30, 2011 and December 31, 2010, respectively.  Certificates of deposit of $250,000 or more amounted to $11,853,000 and $19,120,000 as of June 30, 2011 and December 31, 2010.

Including CDARS, approximately 28% and 39% of the CDs are scheduled to mature in 2011 and 2012, respectively.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction products such as savings or money market accounts.  When interest rates begin to rise, the Company expects CDs to grow to more normal levels.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which for the first six months of 2011 decreased $164,000, or 2%, from December 31, 2010.

The components of borrowings as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Repurchase agreements	$7,384	25.5	$7,548	25.5
Demand note, U.S. Treasury	623	2.1	1,000	3.4
FHLB advances:
Long-term	21,000	72.4	21,000	71.1
Total borrowings	$29,007	100.0	$29,548	100.0

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  As of June 30, 2011, the Bank maintained a one-year cumulative gap of positive $51.1 million, or 8.7%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2011 (dollars in thousands):

		More than	More than
	Three months	three months to	one year to	More than
	or less	twelve months	three years	three years	Total
Cash and cash equivalents	$25,662	$-	$-	$21,014	$46,676
Investment securities (1)(2)	3,141	19,697	24,703	51,264	98,805
Loans (2)	135,926	65,649	111,784	85,314	398,673
Fixed and other assets	-	9,581	-	34,949	44,530
Total assets	$164,729	$94,927	$136,487	$192,541	$588,684
Total cumulative assets	$164,729	$259,656	$396,143	$588,684

Non-interest bearing transaction deposits (3)	$-	$9,876	$27,157	$61,718	$98,751
Interest-bearing transaction deposits (3)	106,151	13,315	110,024	51,080	280,570
Time deposits	16,902	54,321	42,414	13,969	127,606
Repurchase agreements	7,384	-	-	-	7,384
Short-term borrowings	623	-	-	-	623
Long-term debt	-	-	5,000	16,000	21,000
Other liabilities	-	-	-	2,404	2,404
Total liabilities	$131,060	$77,512	$184,595	$145,171	$538,338
Total cumulative liabilities	$131,060	$208,572	$393,167	$538,338

Interest sensitivity gap	$33,669	$17,415	$(48,108)	$47,370

Cumulative gap	$33,669	$51,084	$2,976	$50,346

Cumulative gap to total assets	5.7%	8.7%	0.5%	8.6%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.
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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at June 30, 2011 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 2011 levels:

	Rates +200	Rates -200
Earnings at risk:
Percent change in:
Net interest income	2.6%	(1.4)%
Net income	8.4	(4.8)

Economic value at risk:
Percent change in:
Economic value of equity	(22.8)	(1.5)
Economic value of equity as a percent of book assets	(1.8)	(0.1)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  As of June 30, 2011, the Company’s risk-based capital ratio was 12.4%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2011, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$21,684	$548	2.6%
+100 basis points	21,235	99	0.5
Flat rate	21,136	-	-
-100 basis points	21,242	106	0.5
-200 basis points	20,835	(301)	(1.4)

Simulation models require assumptions about certain categories of assets and liabilities.  The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity.  MBS – GSE residential securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments.  For investment securities, the Bank uses a third-party service to provide cash flow estimates in the various rate environments.  Savings, money market and NOW accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time.  This may impact the interest margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff.  Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.  The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates.  As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Although regularly scheduled investment and loan payments are a dependable source of daily funds, sales of loans HFS, investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, during periods of high and rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and the MBS–GSE residential securities portfolio to decrease.  Rising interest rates may also cause deposit inflow to accelerate at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company utilizes a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of June 30, 2011, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the six months ended June 30, 2011, the Company generated $23.7 million of cash.  The Company’s operations provided $7.8 million mostly from the $10.4 million of net cash inflow from the components of net interest income partially offset by net-noninterest expense and also from the $3.1 million of net proceeds from mortgage banking services.  The $24.3 million of net growth in deposits and repurchase agreements as well as cash inflow from investment calls and maturities and loan pay downs helped fund new security purchases, and net dividend payments.  The excess cash will be used to prudently grow interest-earning assets, facility upgrades and provide for the unpredictable, seasonal and sporadic deposit cash flow from the Company’s municipal customers.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with the overall interest rate management strategy.  These instruments involve, to a varying degree, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending commitments.  Lending commitments include commitments to originate loans and commitments to fund unused lines of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

As of June 30, 2011, the Company maintained $46.7 million in cash and cash equivalents, $98.8 million in securities AFS and loans HFS and had approximately $173.3 million available to borrow from the FHLB, the Discount Window of the Federal Reserve Bank, correspondent banks and CDARS.  The combined total of $318.8 represented 54% of total assets as of June 30, 2011.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2011, total shareholders' equity increased $3,572,000, or 8%.  The improvement was caused by: net income of $2,515,000; a $1,461,000 (net of a $35,000 non-credit-related OTTI) after tax improvement in the market value of the AFS securities portfolio; $67,000 in proceeds from employees enrolled in the Company’s Employee Stock Purchase Plan; partially offset by $495,000 of dividends paid to shareholders, net of dividends reinvested and optional cash payments received from participants in the Company’s Dividend Reinvestment Plan.

As of June 30, 2011, the Company reported a net unrealized loss of $2,356,000, net of tax, from the securities AFS, an improvement compared to the net unrealized loss of $3,817,000 as of December 31, 2010.  The condition of the economy continues to assert uncertainty in the financial and capital markets and has had a sizable and prolonged negative impact on the fair value estimates on the securities in banks’ investment portfolios, including the Company’s investment portfolio.  Management of the Company maintains these changes are due principally to liquidity problems in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that were rated below investment grade, thereby significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in 2011 and 2010.  The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2011, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2011:

								To be well capitalized
				For capital				under prompt corrective
	Actual			adequacy purposes				action provisions
	amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$56,024,453	12.4%	≥	$36,203,793	≥	8.0%		N/A		N/A
Bank	$55,825,698	12.3%	≥	$36,189,249	≥	8.0%	≥	$45,236,561	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$50,268,234	11.1%	≥	$18,101,896	≥	4.0%		N/A		N/A
Bank	$50,139,263	11.1%	≥	$18,094,624	≥	4.0%	≥	$27,141,936	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$50,268,234	8.5%	≥	$23,691,286	≥	4.0%		N/A		N/A
Bank	$50,139,263	8.5%	≥	$23,674,409	≥	4.0%	≥	$29,593,011	≥	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2011.

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

Item 1A.  Risk Factors

The following are additional risk factors that should be read in conjunctions with Item 1A, “Risk Factors” that were disclosed in the Company’s December 31, 2010 Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

The Downgrade of the United States Government may adversely affect the Company.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Company invests and receives lines of credit on negative watch and a downgrade of the United State’s credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded.  In August 2011, one rating agency downgraded the U.S. government’s debt rating from AAA to AA+.  The impact that this credit rating downgrade may have on the national and local economy could have an adverse effect on the Company’s financial condition and results of operations.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language: Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;  Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and June 30, 2010 and Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010.

*   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 12, 2011	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 12, 2011	/s/ Salvatore R. DeFrancesco, Jr.
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
*

11 Statement regarding computation of earnings per share.	21

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	51

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	52

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language: Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;  Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and June 30, 2010 and Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010. **

* Incorporated by Reference

** Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.