Form 10-Q
period 2011-09-30
FIDELITY D & D BANCORP INC
filed 2011-11-10
CIK 1098151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2011, the latest practicable date, was 2,238,673 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2011

Index

PART I – Financial Information

Item 1: Financial Statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010

Assets:
Cash and due from banks	$11,850,245	$8,071,151
Interest-bearing deposits with financial institutions	64,275,728	14,896,194

Total cash and cash equivalents	76,125,973	22,967,345

Available-for-sale securities	105,732,947	82,940,996
Held-to-maturity securities	414,123	490,375
Federal Home Loan Bank Stock	3,894,100	4,542,000
Loans, net (allowance for loan losses of $7,959,946 in 2011; $7,897,822 in 2010)	390,511,335	407,903,329
Loans held-for-sale (fair value $2,335,470 in 2011; $216,845 in 2010)	2,297,076	213,000
Foreclosed assets held-for-sale	1,168,921	1,260,895
Bank premises and equipment, net	13,845,811	14,763,873
Cash surrender value of bank owned life insurance	9,660,343	9,424,926
Accrued interest receivable	2,571,478	2,228,409
Other assets	15,472,025	14,938,004

Total assets	$621,694,132	$561,673,152

Liabilities:
Deposits:
Interest-bearing	$424,928,869	$396,667,300
Non-interest-bearing	100,668,398	85,780,392

Total deposits	525,597,267	482,447,692

Accrued interest payable and other liabilities	5,009,639	2,903,045
Short-term borrowings	18,004,896	8,548,400
Long-term debt	21,000,000	21,000,000

Total liabilities	569,611,802	514,899,137

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,238,673 in 2011; and 2,178,028 in 2010)	22,062,410	21,046,646
Retained earnings	31,737,258	29,544,522
Accumulated other comprehensive loss	(1,717,338)	(3,817,153)

Total shareholders' equity	52,082,330	46,774,015

Total liabilities and shareholders' equity	$621,694,132	$561,673,152

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest income:
Loans:
Taxable	$5,551,411	$6,056,924	$17,118,861	$18,141,108
Nontaxable	121,578	157,015	381,872	457,166
Interest-bearing deposits with financial institutions	34,308	21,970	73,238	38,288
Investment securities:
U.S. government agency and corporations	355,239	401,070	1,020,342	1,360,080
States and political subdivisions (non-taxable)	305,097	261,005	892,520	770,415
Other securities	8,591	55,607	36,950	184,578
Federal funds sold	47	109	393	13,549

Total interest income	6,376,271	6,953,700	19,524,176	20,965,184

Interest expense:
Deposits	851,930	1,244,438	2,908,593	3,958,215
Securities sold under repurchase agreements	14,402	6,464	39,907	76,654
Other short-term borrowings and other	1	130	468	763
Long-term debt	261,203	429,896	775,106	1,280,565

Total interest expense	1,127,536	1,680,928	3,724,074	5,316,197

Net interest income	5,248,735	5,272,772	15,800,102	15,648,987

Provision for loan losses	500,000	375,000	1,350,000	1,250,000

Net interest income after provision for loan losses	4,748,735	4,897,772	14,450,102	14,398,987

Other income:
Service charges on deposit accounts	458,217	480,985	1,318,543	1,410,041
Interchange fees	246,975	210,912	713,416	594,238
Service charges on loans	154,596	260,102	487,409	588,957
Fees and other revenue	337,466	248,435	1,025,467	761,304
Earnings on bank owned life insurance	80,241	77,734	235,417	230,551
Gain (loss) on sale or disposal of:
Loans	160,829	211,019	499,276	439,735
Investment securities	13,015	-	29,405	-
Premises and equipment	(2,035)	(7,359)	(1,993)	(23,530)
Foreclosed assets held-for-sale	27,584	36,135	45,798	57,550
Write-down of foreclosed assets held-for-sale	-	(39,700)	(65,600)	(39,700)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(45,996)	(2,318,095)	(351,334)	(4,583,332)
Non-credit related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	40,198	569,421	270,844	2,079,736
Net impairment losses on investment securities recognized in earnings	(5,798)	(1,748,674)	(80,490)	(2,503,596)
Total other income (loss)	1,471,090	(270,411)	4,206,648	1,515,550

Other expenses:
Salaries and employee benefits	2,164,336	2,167,403	6,582,999	7,169,335
Premises and equipment	852,344	808,204	2,746,717	2,549,466
Advertising and marketing	463,551	461,849	813,708	892,648
Professional services	313,921	252,538	927,489	905,260
FDIC assessment	79,044	221,543	507,787	634,431
Loan collection and other real estate owned	325,574	185,416	520,430	571,190
Office supplies	98,078	105,035	334,105	328,615
Other	146,784	115,623	1,120,452	1,065,270

Total other expenses	4,443,632	4,317,611	13,553,687	14,116,215

Income before income taxes	1,776,193	309,750	5,103,063	1,798,322

Provision (credit) for income taxes	449,077	(45,193)	1,260,412	168,527

Net income	$1,327,116	$354,943	$3,842,651	$1,629,795

Per share data:
Net income - basic	$0.59	$0.16	$1.74	$0.76
Net income - diluted	$0.59	$0.16	$1.74	$0.76
Dividends	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended September 30, 2011 and 2010 (Unaudited)

				Accumulated
				other
	Capital stock		Retained	comprehensive
	Shares	Amount	earnings	loss	Total

Balance, December 31, 2009	2,105,860	$19,982,677	$34,886,265	$(9,194,395)	$45,674,547
Total comprehensive income:
Net income			1,629,795		1,629,795
Change in net unrealized holding losses
on available-for-sale securities, net of
reclassification adjustment and net of
tax adjustments of $1,278,967				2,482,701	2,482,701
Non-credit related impairment losses on
investment securities not expected to be sold,
net of tax adjustments of 167,685				(325,506)	(325,506)
Comprehensive income					$3,786,990
Issuance of common stock through Employee Stock
Purchase Plan	4,754	67,367			67,367
Issuance of common stock through Dividend
Reinvestment Plan	53,004	735,916			735,916
Stock-based compensation expense		7,485			7,485
Cash dividends declared			(1,596,832)		(1,596,832)

Balance, September 30, 2010	2,163,618	$20,793,445	$34,919,228	$(7,037,200)	$48,675,473

Balance, December 31, 2010	2,178,028	$21,046,646	$29,544,522	$(3,817,153)	$46,774,015
Total comprehensive income:
Net income			3,842,651		3,842,651
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $1,097,377				2,130,202	2,130,202
Non-credit related impairment losses on
investment securities not expected to be sold,
net of tax adjustments of $15,654				(30,387)	(30,387)
Comprehensive income					$5,942,466
Issuance of common stock through Employee Stock
Purchase Plan	4,801	67,060			67,060
Issuance of common stock through Dividend
Reinvestment Plan	55,844	924,867			924,867
Stock-based compensation expense		23,837			23,837
Cash dividends declared			(1,649,915)		(1,649,915)

Balance, September 30, 2011	2,238,673	$22,062,410	$31,737,258	$(1,717,338)	$52,082,330

See notes to unaudited consolidated financial statements

FIDELITY DEPOSIT & DISCOUNT BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$3,842,651	$1,629,795
Adjustments to reconcile net income to cash flows from
operating activities:
Depreciation, amortization and accretion	2,213,022	1,484,101
Provision for loan losses	1,350,000	1,250,000
Deferred income tax expense (benefit)	177,218	(703,673)
Stock-based compensation expense	23,837	7,485
Proceeds from sale of loans held-for-sale	24,752,724	37,806,323
Originations of loans held-for-sale	(21,896,178)	(33,780,457)
Write-down of foreclosed assets held-for-sale	65,600	39,700
Earnings on bank owned life insurance	(235,417)	(230,551)
Net gain from sales of loans	(499,276)	(439,735)
Net gain on sale of investment securities	(29,405)	-
Net gain from sales of foreclosed assets held-for-sale	(45,798)	(57,550)
Loss from disposal of equipment	1,993	23,530
Other-than-temporary impairment on securities	80,490	2,503,596
Change in:
Accrued interest receivable	(343,069)	(74,406)
Other assets	331,370	(67,783)
Accrued interest payable and other liabilities	92,060	457,725

Net cash provided by operating activities	9,881,822	9,848,100

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	76,252	173,443
Available-for-sale securities:
Proceeds from sales	840,463	-
Proceeds from maturities, calls and principal pay-downs	18,016,903	29,266,139
Purchases	(39,348,401)	(39,288,074)
Net decrease in FHLB stock	647,900	-
Net decrease in loans	10,466,070	2,930,070
Acquisition of bank premises and equipment	(261,613)	(623,134)
Proceeds from sale of foreclosed assets held-for-sale	891,149	570,605

Net cash used in investing activities	(8,671,277)	(6,970,951)

Cash flows from financing activities:
Net increase in deposits	43,149,575	31,888,469
Net decrease increase in short-term borrowings	9,456,496	5,271,152
Proceeds from employee stock purchase plan participants	67,060	67,367
Dividends paid, net of dividends reinvested	(1,104,098)	(1,067,807)
Proceeds from dividend reinvestment plan participants	379,050	206,891

Net cash provided by financing activities	51,948,083	36,366,072

Net increase in cash and cash equivalents	53,158,628	39,243,221

Cash and cash equivalents, beginning	22,967,345	8,327,954

Cash and cash equivalents, ending	$76,125,973	$47,571,175

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

In the opinion of management, the consolidated balance sheets as of September 30, 2011 and December 31, 2010 and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2011 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of September 30, 2011 and December 31, 2010, loans classified as HFS consisted of residential mortgages.

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the nine months ended September 30, 2011 and 2010, the Company paid interest of $3,802,000 and $5,365,000, respectively.  The Company was required to pay income taxes of $1,206,000 and $575,000 during the first nine months of 2011 and 2010, respectively.  Transfers from loans to foreclosed assets held-for-sale amounted to $799,000 and $1,053,000 during the nine months ended September 30, 2011 and 2010, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $4,757,000 and $3,706,000.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

In 2011, FASB issued and the Company adopted the new accounting update related to a creditor's determination of whether a restructuring is a troubled debt restructuring (TDR).  The update provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR.  The new guidance requires creditors to: evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs;  consider the receivable impaired when calculating the allowance for loan losses and provide additional disclosures about the TDR activities in accordance with the requirements of the recently adopted guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update is effective retrospectively to January 1, 2011 for public companies with disclosures in this third quarter of 2011.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

3. Investment securities

The amortized cost and fair value of investment securities at September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	September 30, 2011
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$414	$42	$-	$456

Available-for-sale securities:
Agency - GSE	$26,800	$151	$2	$26,949
Obligations of states and
political subdivisions	28,277	1,397	190	29,484
Corporate bonds:
Pooled trust preferred securities	6,745	121	5,543	1,323
MBS - GSE residential	46,208	1,450	16	47,642

Total debt securities	108,030	3,119	5,751	105,398

Equity securities - financial services	304	31	-	335

Total available-for-sale securities	$108,334	$3,150	$5,751	$105,733

	December 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

Held-to-maturity securities:
MBS - GSE residential	$490	$48	$-	$538

Available-for-sale securities:
Agency - GSE	$16,316	$122	$150	$16,288
Obligations of states and
political subdivisions	24,991	135	955	24,171
Corporate bonds:
Pooled trust preferred securities	6,873	90	5,510	1,453
MBS - GSE residential	40,222	524	193	40,553

Total debt securities	88,402	871	6,808	82,465

Equity securities - financial services	322	154	-	476

Total available-for-sale securities	$88,724	$1,025	$6,808	$82,941

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity are summarized below (dollars in thousands):

	Amortized	Market
	cost	value
Held-to-maturity securities:
MBS - GSE residential	$414	$456

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,000	$1,001
Due after one year through five years	17,634	17,735
Due after five years through ten years	5,958	6,032
Due after ten years	37,230	32,988
Total debt securities	61,822	57,756

MBS - GSE residential	46,208	47,642

Total available-for-sale debt securities	$108,030	$105,398

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$998	$2	$-	$-	$998	$2
Obligations of states and
political subdivisions	1,405	190	-	-	1,405	190
Corporate bonds:
Pooled trust preferred securities	-	-	1,202	5,543	1,202	5,543
MBS - GSE residential	6,296	16	-	-	6,296	16
Total temporarily impaired securities	$8,699	$208	$1,202	$5,543	$9,901	$5,751
Number of securities	6		8		14

	December 31, 2010
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Agency - GSE	$6,995	$150	$-	$-	$6,995	$150
Obligations of states and political subdivisions	16,549	955	-	-	16,549	955
Corporate bonds:
Pooled trust preferred securities	-	-	1,364	5,510	1,364	5,510
MBS - GSE residential	14,672	193	-	-	14,672	193
Total temporarily impaired securities	$38,216	$1,298	$1,364	$5,510	$39,580	$6,808
Number of securities	40		7		47

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

For all security types discussed below, as of September 30, 2011 the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

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

Obligations of states and political subdivisions
The municipal securities are bank-qualified, general obligation bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities.  Fair values of these securities are highly driven by interest rates.  Management performs ongoing credit quality reviews on these issues.

In the above security types, the changes in fair value are attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of September 30, 2011, recognition of credit-related OTTI on these securities was unnecessary.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads; and (3) illiquidity in the market.  The Company’s review of these securities, in accordance with the previous discussion, determined that for the nine months ended September 30, 2011, credit-related OTTI be recorded on two PreTSL holdings, both components of the AFS securities portfolio.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Pooled trust preferred securities:
PreTSL IV, Mezzanine	$5	$122	$5	$122
PreTSL VII, Mezzanine	-	-	-	86
PreTSL XI, B-3	-	-	-	60
PreTSL XV, B1	-	285	-	285
PreTSL XVI, C	-	681	-	1,290
PreTSL XVII, C	-	661	-	661
PreTSL XXIV, B-1	-	-	75	-
Total	$5	$1,749	$80	$2,504

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings (dollars in thousands):

	Nine months ended September 30, 2011
	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,034)	$(15,034)
Additions for credit-related OTTI
not previously recognized	-	-	-
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	(80)	(80)
Ending balance of credit-related OTTI	$-	$(15,114)	$(15,114)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s PreTSL portfolio.  Defaults and cash flows on the underlying collateral were projected on each of the 13 tranches and utilizing the resulting estimated weighted-average lives, 10,000 credit scenarios were simulated to determine the frequency of losses to each tranche.  A loss frequency of greater than 50% constituted OTTI.  Utilizing the portfolio’s default probability rate and weighted-average lives, to determine a benchmark discount rate, and applying a differential to the individual pool’s collateral-rating, an appropriate discount rate is determined and is used to estimate the anticipated cash flow from each tranche within each pool.  The projected estimated cash flow of each tranche was compared to the estimated cash flow of each tranche as of the previous measurement date of June 30, 2011 to determine if there was a significant adverse change.  The Company determined that as of September 30, 2011 the amortized cost of one PreTSL – IV had declined $5,000 in total during the three months ended September 30, 2011and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost, the security was deemed to have experienced credit-related OTTI in the amount of $5,000.  Utilizing the same technique at March 31, 2011, the Company had determined that the amortized cost of one PreTSL – XXIV had declined $75,000 in total during the first three months of 2011 and the Company recognized credit-related OTTI in the amount of $75,000.  Accordingly, for the nine months ended September 30, 2011, the Company recognized $80,000, in total, of credit-related OTTI.

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

One of the Company’s initial mezzanine holdings, PreTSL IV, is now a senior tranche and the remaining holdings are mezzanine tranches.  As of September 30, 2011, none of the PreTSLs were investment grade.  At the time of initial issue, the subordination in the Company’s tranches ranged in size from approximately 8.0% to 25.2% of the total principal amount of the respective securities and no more than 5% of any security consisted of a security issued by any one bank and 4% for insurance companies.  As of September 30, 2011, management estimates the subordination in the Company’s tranches ranging from 0% to 19.5% of the current performing collateral.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated (dollars in thousands):

		September 30, 2011		December 31, 2010
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
PreTSL V	Mezzanine	$-	$24	$-	$-
PreTSL VII	Mezzanine	-	76	-	68
PreTSL IX	B-1,B-3	1,623	506	1,679	527
PreTSL XI	B-3	1,125	245	1,125	407
PreTSL XV	B-1	-	22	-	21
PreTSL XVIII	C	285	5	285	11
PreTSL XIX	C	452	7	452	22
PreTSL XXIV	B-1	407	14	482	35
		$3,892	$899	$4,023	$1,091

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”.  When these two conditions exist, the security is placed on non-accrual status.  Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of September 30, 2011 (dollars in thousands): [Missing Graphic Reference]

						Current		Actual		Excess	Effective
						number		deferrals		subordination(2)	subordination(3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings(1)	companies	and defaults	collateral	subordination	collateral	collateral
PreTSL IV	Mezzanine	$441	$181	$(260)	Ca / CCC	6 / -	$18,000	27.1	$10,070	19.5	35.8
PreTSL V	Mezzanine	-	24	24	Ba3 / D	3 / -	28,950	100.0	None	N/A	N/A
PreTSL VII	Mezzanine	-	76	76	Ca / C	18 / -	140,000	66.4	None	N/A	N/A
PreTSL IX	B-1,B-3	1,623	506	(1,117)	Ca / C	48 / -	136,510	31.0	None	N/A	N/A
PreTSL XI	B-3	1,125	245	(880)	Ca / C	62 / -	172,280	30.0	None	N/A	N/A
PreTSL XV	B-1	-	22	22	C / C	63 / 9	217,700	36.4	None	N/A	N/A
PreTSL XVI	C	-	-	-	Ca / C	49 / 7	280,190	48.7	None	N/A	N/A
PreTSL XVII	C	-	-	-	Ca / C	50 / 6	190,670	40.4	None	N/A	N/A
PreTSL XVIII	C	285	5	(280)	Ca / C	65 / 14	176,340	26.5	None	N/A	1.5
PreTSL XIX	C	452	7	(445)	C / C	60 / 14	192,400	27.5	None	N/A	2.3
PreTSL XXIV	B-1	407	14	(393)	Caa3 / CC	80 / 13	388,300	37.0	None	N/A	8.7
PreTSL XXV	C-1	-	-	-	C / C	62 / 9	299,100	34.1	None	N/A	N/A
PreTSL XXVII	B	2,412	243	(2,169)	Ca / CC	42 / 7	91,800	28.1	None	N/A	21.7
		$6,745	$1,323	$(5,422)

(1)	All ratings have been updated through September 30, 2011.

(2)	Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.

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

4.  Loans

The classifications of loans at September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
	Amount	Amount
Commercial and industrial	$77,782	$85,129
Commercial real estate:
Non-owner occupied	71,253	87,355
Owner occupied	75,916	69,338
Construction	12,813	12,501
Consumer:
Home equity installment	36,814	40,089
Home equity line of credit	32,367	29,185
Auto	12,041	10,734
Other	7,076	7,165
Residential:
Real estate	69,265	68,160
Construction	3,144	6,145
Total	398,471	415,801
Allowance for loan losses	7,960	7,898
Loans, net	$390,511	$407,903

Net deferred loan costs of $687,000 and $574,000 have been added to the carrying values of loans at September 30, 2011 and December 31, 2010, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $196,641,000 as of September 30, 2011 and $188,627,000 as of December 31, 2010.

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

Non-accrual loans, segregated by class, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Commercial and industrial	$359,236	$164,583
Commercial real estate:
Non-owner occupied	1,641,765	2,000,333
Owner occupied	2,318,478	2,768,036
Construction	654,378	-
Consumer:
Home equity installment	677,132	600,745
Home equity line of credit	354,844	507,660
Auto	-	14,000
Other	-	13,467
Residential:
Real estate	1,864,904	3,805,462
Construction	94,389	94,389
Total	$7,965,126	$9,968,675

Had non-accrual loans been performing in accordance with their original contractual terms, the Company would have recognized interest income of approximately $151,000 during the first nine months of 2011.

Loan Modifications

 A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Home equity modifications and automobile loan modifications are typically not made and therefore standard terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed in non-accrual status. As of September 30, 2011, total TDRs amounted to $5,959,000 of which $1,470,000 were on non-accrual status.  At December 31, 2010, TDRs amounted to $783,000.  Partial charge-offs may be taken against the outstanding loan balance, but, only in rare instances.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan.  The Company considers all TDRs to be impaired loans.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011.

	Loans modified as a TDR for the:
	Three months ended September 30, 2011			Nine months ended September 30, 2011

		Recorded	Increase in		Recorded	Increase in
	Number of	investment	allowance	Number of	investment	allowance
	contracts	(as of period end)	(as of period end)	contracts	(as of period end)	(as of period end)

Commercial & industrial	-	$-	$-	-	$-	$-
Commercial real estate - owner occupied	-	-	-	2	3,254,293	200,859
Commercial real estate - non-owner occupied	1	2,420,941	20,823	1	2,420,941	20,823
Total	1	$2,420,941	$20,823	3	$5,675,234	$221,682

The period end balances are inclusive of all partial pay downs.  There have been no charge offs of the recorded investment in any of the loans modified during the three and nine months ended September 30, 2011.

The following presents by class, loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended September 30, 2011:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	1	$1,470,034	1	$1,470,034

The period end balances are inclusive of all partial pay downs.  There have been no charge offs of the recorded investment in any of the loans modified during the three and nine months ended September 30, 2011.

The $1,470,000 commercial real estate loan TDR that subsequently defaulted had been modified to lower payments.  The Company has been applying all payments during this time to principal.   The default did not necessitate an increase in the reserve for loan losses on this loan as its fair value measurement exceeds the loan balance.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  The allowance may be increased, adjustments may be made in the allocation of the allowance or partial charge offs may be taken to further write-down the carrying value of the loan.

Past due loans

Loans are considered past due when the contractual principal and/or interest are not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 is as follows:

September 30, 2011	30 - 59 Days past due	60 - 89 Days past due	Past due 90 days or more *	Total past due	Current	Total loans receivable	Recorded investment past due 90 days or more and accruing
Commercial and industrial	$957,279	$456,096	$374,649	$1,788,024	$75,994,384	$77,782,408	$15,413
Commercial real estate:
Non-owner occupied	433,841	524,377	1,678,765	2,636,983	68,615,568	71,252,551	37,000
Owner occupied	3,447,223	314,881	2,326,273	6,088,377	69,827,521	75,915,898	7,794
Construction	146,428	-	654,378	800,806	12,012,469	12,813,275	-
Consumer:
Home equity installment	335,887	132,455	677,132	1,145,474	35,668,505	36,813,979	-
Home equity line of credit	1,051,117	-	392,948	1,444,065	30,922,574	32,366,639	38,105
Auto	419,297	99,929	3,435	522,661	11,518,772	12,041,433	3,435
Other	70,477	18,939	-	89,416	6,986,381	7,075,797	-
Residential:
Real estate	-	174,462	2,346,404	2,520,866	66,744,450	69,265,316	481,500
Construction	-	-	94,389	94,389	3,049,596	3,143,985	-
Total	$6,861,549	$1,721,139	$8,548,373	$17,131,061	$381,340,220	$398,471,281	$583,247

* Includes $7,965,126 of non-accrual loans.

December 31, 2010	30 - 59 Days past due	60 - 89 Days past due	Past due 90 days or more *	Total past due	Current	Total loans receivable	Recorded investment past due 90 days or more and accruing
Commercial and industrial	$15,407	$270,624	$262,306	$548,337	$84,580,937	$85,129,274	$97,723
Commercial real estate:
Non-owner occupied	56,093	17,275	2,000,333	2,073,701	85,281,624	87,355,325	-
Owner occupied	402,868	20,539	2,783,586	3,206,993	66,130,947	69,337,940	15,549
Construction	-	-	-	-	12,500,834	12,500,834	-
Consumer:
Home equity installment	205,889	103,775	711,915	1,021,579	39,067,422	40,089,001	111,171
Home equity line of credit	6,552	44,634	507,660	558,846	28,626,253	29,185,099	-
Auto	235,193	92,131	15,617	342,941	10,391,426	10,734,367	1,617
Other	21,034	11,578	13,467	46,079	7,119,249	7,165,328	-
Residential:
Real estate	-	1,107,570	3,868,020	4,975,590	63,183,924	68,159,514	62,558
Construction	-	-	94,389	94,389	6,050,080	6,144,469	-
Total	$943,036	$1,668,126	$10,257,293	$12,868,455	$402,932,696	$415,801,151	$288,618

* Includes $9,968,675 of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors.  At September 30, 2011, impaired loans consisted of other impaired loans totaling $4,489,000, in addition to the $7,965,000 of non-accrual loans.  Other than the non-accrual loans, totaling $9,969,000, there we no other impaired loans as of December 31, 2010.  Payments received on non-accrual loans are recognized on a cash basis.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, are detailed below, as of the period indicated:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
	balance	allowance	allowance	investment	allowance
September 30, 2011
Commercial & industrial	$384,183	$244,106	$140,077	$384,183	$47,742
Commercial real estate:
Non-owner occupied	4,077,503	2,551,241	1,511,465	4,062,706	82,934
Owner occupied	4,718,090	2,061,749	2,299,818	4,361,567	276,038
Construction	654,378	654,378	-	654,378	150,092
Consumer:
Home equity installment	729,024	468,102	209,030	677,132	100,518
Home equity line of credit	354,844	39,741	315,103	354,844	6,670
Other	-	-	-	-	-
Residential:	-	-
Real estate	1,987,119	1,044,198	820,706	1,864,904	224,061
Construction	94,389	94,389	-	94,389	15,615
Total	$12,999,530	$7,157,904	$5,296,199	$12,454,103	$903,670

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
	balance	allowance	allowance	investment	allowance
December 31, 2010
Commercial & industrial	$811,545	$-	$164,583	$164,583	$-
Commercial real estate:
Non-owner occupied	2,698,937	24,325	1,976,008	2,000,333	5,670
Owner occupied	2,768,036	2,444,999	323,037	2,768,036	522,835
Consumer:
Home equity installment	718,656	286,188	314,557	600,745	29,495
Home equity line of credit	507,660	167,891	339,769	507,660	86,963
Auto	14,000	-	14,000	14,000	-
Other	13,467	-	13,467	13,467	-
Residential:
Real estate	3,805,462	2,442,732	1,362,730	3,805,462	351,643
Construction	94,389	94,389	-	94,389	11,121
Total	$11,432,152	$5,460,524	$4,508,151	$9,968,675	$1,007,727

Average investment in impaired loans, interest income recognized and cash basis interest income recognized from impaired loans, as of the period indicated, is as follows:

	Nine months ended September 30, 2011
			Cash basis
	Average	Interest	interest
	recorded	income	income
	investment	recognized	recognized
Commercial & industrial	$318,166	$1,218	$-
Commercial real estate:
Non-owner occupied	2,452,393	12,508	-
Owner occupied	4,029,526	80,576	13,987
Construction	304,970	-	-
Consumer:
Home equity installment	684,740	5,727	2,917
Home equity line of credit	427,639	1,947	948
Auto	3,500	-	-
Other	14,642	33	33
Residential:
Real estate	3,002,209	155,037	59,229
Construction	94,389	-	-
Total	$11,332,174	$257,046	$77,114

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

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt. The collateral pledged may be lacking in quality or quantity.  Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth. The payment history indicates chronic delinquency problems.  Management is considered to be weak.  There is a distinct possibility that the Company may sustain a loss.  All loans on non-accrual are rated substandard. Loans 90+ days past due unless otherwise fully supported should be classified substandard.  Also, borrowers that are bankrupt are substandard.

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2011 and December 31, 2010:

Commercial credit exposure
Credit risk profile by creditworthiness category

	Commercial and industrial		Commercial real estate - non-owner occupied		Commercial real estate - owner occupied		Commercial real estate - construction
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Pass	$73,984,869	$82,041,657	$58,871,032	$81,139,543	$66,484,095	$61,219,553	$10,314,294	$9,438,537
Special mention	2,507,930	2,212,483	5,717,680	1,973,618	1,613,012	514,313	1,285,175	1,849,077
Substandard	1,289,609	875,134	6,663,839	4,242,164	7,818,791	7,604,074	1,213,806	1,213,220
Doubtful	-	-	-	-	-	-	-	-
Total	$77,782,408	$85,129,274	$71,252,551	$87,355,325	$75,915,898	$69,337,940	$12,813,275	$12,500,834

Consumer credit exposure
Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Performing	$36,136,847	$39,377,086	$31,973,691	$28,677,439	$12,037,998	$10,718,750	$7,075,797	$7,151,861
Non-performing	677,132	711,915	392,948	507,660	3,435	15,617	-	13,467
Total	$36,813,979	$40,089,001	$32,366,639	$29,185,099	$12,041,433	$10,734,367	$7,075,797	$7,165,328

Mortgage lending credit exposure
Credit risk profile based on payment activity

	Residential real estate		Residential construction
	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Performing	$66,918,912	$64,291,494	$3,049,596	$6,050,080
Non-performing	2,346,404	3,868,020	94,389	94,389
Total	$69,265,316	$68,159,514	$3,143,985	$6,144,469

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of and for the periods indicated is as follows:

As of and for the nine months ended September 30, 2011	Commercial & industrial	Commercial real estate	Consumer	Residential real estate	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822
Charge-offs	76,584	417,150	470,934	392,459	-	1,357,127
Recoveries	10,365	36,271	15,136	7,479	-	69,251
Provision	112,115	185,153	523,345	332,647	196,740	1,350,000
Ending balance	$1,413,427	$4,042,546	$1,316,853	$810,321	$376,799	$7,959,946
Ending balance: individually evaluated for impairment	$47,742	$509,064	$107,188	$239,676		$903,670
Ending balance: collectively evaluated for impairment	$1,365,685	$3,533,482	$1,209,665	$570,645		$6,679,477
Loans receivable:
Ending balance	$77,782,408	$159,981,725	$88,297,847	$72,409,301		$398,471,281
Ending balance: individually evaluated for impairment	$384,183	$9,078,651	$1,031,976	$1,959,293		$12,454,103
Ending balance: collectively evaluated for impairment	$77,398,225	$150,903,074	$87,265,871	$70,450,008		$386,017,178

As of and for the three months ended September 30, 2011:	Commercial & industrial	Commercial real estate	Consumer	Residential real estate	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,491,716	$4,124,295	$1,243,410	$868,486	$415,737	$8,143,644
Charge-offs	76,585	223,830	101,001	293,624	-	695,040
Recoveries	3,809	5,989	1,544	-	-	11,342
Provision	(5,513)	136,092	172,900	235,459	(38,938)	500,000

Ending balance	$1,413,427	$4,042,546	$1,316,853	$810,321	$376,799	$7,959,946

As of and for the twelve months ended December 31, 2010:	Commercial & industrial	Commercial real estate	Consumer	Residential real estate	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,406,102	$4,313,897	$1,252,826	$505,259	$95,519	$7,573,603
Charge-offs	451,979	892,426	462,815	1,813	-	1,809,033
Recoveries	3,839	2,799	39,904	1,710	-	48,252
Provision	409,569	814,002	419,391	357,498	84,540	2,085,000
Ending balance	$1,367,531	$4,238,272	$1,249,306	$862,654	$180,059	$7,897,822
Ending balance: individually evaluated for impairment	$-	$528,505	$116,458	$362,764		$1,007,727
Ending balance: collectively evaluated for impairment	$1,367,531	$3,709,767	$1,132,848	$499,890		$6,710,036
Loans receivable:
Ending balance	$85,129,274	$169,194,099	$87,173,795	$74,303,983		$415,801,151
Ending balance: individually evaluated for impairment	$164,583	$4,768,369	$1,135,872	$3,899,851		$9,968,675
Ending balance: collectively evaluated for impairment	$84,964,691	$164,425,730	$86,037,923	$70,404,132		$405,832,476

Information related to the change in the allowance for loan losses as of September 30, 2010 is a follows:

	As of and for the three months ended September 30, 2010	As of and for the nine months ended September 30, 2010
Allowance for loan losses:
Beginning balance	$7,523,250	$7,573,603
Charge-offs	420,967	1,374,866
Recoveries	6,970	35,516
Provision	375,000	1,250,000
Ending balance	$7,484,253	$7,484,253

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic EPS:
Net income available to common shareholders	$1,327,116	$354,943	$3,842,651	$1,629,795
Weighted-average common shares outstanding	2,222,296	2,151,880	2,203,913	2,132,974
Basic EPS	$0.59	$0.16	$1.74	$0.76

Diluted EPS:
Net income available to common shareholders	$1,327,116	$354,943	$3,842,651	$1,629,795
Weighted-average common shares outstanding	2,222,296	2,151,880	2,203,913	2,132,974
Potentially dilutive common shares	-	-	-	-
Weighted-average common shares and dilutive potential shares	2,222,296	2,151,880	2,203,913	2,132,974
Diluted EPS	$0.59	$0.16	$1.74	$0.76

There were no potentially dilutive shares outstanding in any of the reportable periods because the average share market prices of the Company’s common stock during the three- and nine-months ended September 30, 2011 and 2010 were below the strike prices of all options granted.  For a further discussion on the Company’s stock option plans, see Note 6, “Stock plans,” below.

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  No stock options were awarded during the nine months ended September 30, 2011 and 2010.  As of September 30, 2011, there were 18,300 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan.  There were no options awarded during the nine months ended September 30, 2011 and 2010.  As of September 30, 2011, there were 5,490 unexercised stock options outstanding under this plan.

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

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance.  The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date.  As of September 30, 2011, 21,826 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the nine months ended September 30, 2011 and 2010, compensation expense related to the ESPP approximated $24,000 and $7,000, respectively, and is included as components of salaries and employee benefits in the consolidated statements of income.

7.  Fair value measurements

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$76,126	$76,126	$22,967	$22,967
Held-to-maturity securities	414	456	490	538
Available-for-sale securities	105,733	105,733	82,941	82,941
FHLB stock	3,894	3,894	4,542	4,542
Loans	390,511	394,643	407,903	402,174
Loans held-for-sale	2,297	2,335	213	217
Accrued interest	2,571	2,571	2,228	2,228

Financial liabilities:
Deposit liabilities	525,597	522,974	482,448	478,721
Short-term borrowings	18,005	18,005	8,548	8,548
Long-term debt	21,000	24,425	21,000	23,956
Accrued interest	362	362	440	440

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of September 30, 2011 and December 31, 2010 (dollars in thousands):

		Fair value measurements at September 30, 2011:
Assets:	Total carrying value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
Agency - GSE	$26,949	$-	$26,949	$-
Obligations of states and political subdivisions	29,484	-	29,484	-
Corporate bonds:
Pooled trust preferred securities	1,323	-	-	1,323
MBS - GSE residential	47,642	-	47,642	-
Equity securities - financial services	335	335	-	-
Total available-for-sale securities	$105,733	$335	$104,075	$1,323

		Fair value measurements at December 31, 2010:
Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities:
Agency - GSE	$16,288	$-	$16,288	$-
Obligations of states and political subdivisions	24,171	-	24,171	-
Corporate bonds:
Pooled trust preferred securities	1,453	-	-	1,453
MBS - GSE residential	40,553	-	40,553	-
Equity securities - financial services	476	476	-	-
Total available-for-sale securities	$82,941	$476	$81,012	$1,453

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the nine months ended September 30, 2011, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated (dollars in thousands):

	As of and for the nine months ended September 30, 2011	As of and for the nine months ended September 30, 2010
Assets:
Balance at beginning of period	$1,453	$5,242
Realized losses in earnings	(80)	(2,504)
Unrealized gains (losses) in OCI:
Gains	281	2,484
Losses	(283)	(1,566)
Settlement	(56)	-
Interest paid-in kind	6	-
Accretion	2	-
Purchases, sales, issuances and settlements, amortization, and accretion, net	-	70
Balance at end of period	$1,323	$3,726

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated (dollars in thousands):

		Fair value measurements at September 30, 2011
Assets:	Total carrying value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$6,254	$-	$-	$6,254
Other real estate owned	1,169	-	-	1,169
Total	$7,423	$-	$-	$7,423

		Fair value measurements at December 31, 2010
Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$4,453	$-	$-	$4,453
Other real estate owned	1,261	-	-	1,261
Total	$5,714	$-	$-	$5,714

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2011 compared to December 31, 2010 and a comparison of the results of operations for the three and nine months ended September 30, 2011 and 2010.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2010 Annual Report filed on Form 10-K.

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

General

During the third quarter of 2011, the national economy remained weak despite a slight decline in the unemployment rate to 9.1% at September 30, 2011 compared to 9.2% as of June 30, 2011.  Preliminary indicators point to a higher unemployment rate in the Scranton—Wilkes-Barre market increasing to 9.4% in July and 9.6% in August, up from 9.2% at the end of both the second quarter of 2011 and year-end 2010.  Non-farm job growth during the 2011 third quarter is projected to decline by more than 1% from the second quarter of 2011 and more than 1.5% from year-end 2010.  In addition, softness in the housing and real estate markets persist with the median home price in the Scranton metropolitan area down from the second quarter of 2011 and up slightly from year-end 2010.  While there is moderate improvement nationally, the economic climate in the Company’s marketplace remains weak.  A weak or weakening economy that reflects high unemployment and lower property values could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  The Company’s credit function strives to mitigate the negative impact of economic weaknesses by maintaining strict underwriting principles for commercial lending and ensuring mortgage lending adheres to standards of secondary market compliance.  The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses and by the provisions for loan losses income taxes.  Non-interest income consists mostly of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and foreclosed assets held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges on investment securities.  Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance premiums, professional fees, supplies and other operating overhead.

Comparison of the results of operations
Three and nine months ended September 30, 2011 and 2010

Overview

Net income for the third quarter of 2011 was $1,327,000, or $0.59 per diluted share compared to $355,000, or $0.16 per diluted share, recorded in the third quarter of 2010.  For the nine months ended September 30, 2011, net income was $3,843,000, or $1.74 per diluted share compared to $1,630,000, or $0.76 per diluted share, recorded during the nine months ended September 30, 2010.  The increase in net income in the quarter and year-to-date periods was due to an increase in non-interest income from significantly lower non-cash, other-than-temporary impairment (OTTI) charges related to the Company’s investment portfolio.  For the quarter, this occurrence was partially offset by lower net interest income and higher expenses.  For the nine month comparison, net interest income increased and expenses declined thereby enhancing the net financial performance.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.87% and 10.27%, respectively, for the three months ended September 30, 2011 compared to 0.24% and 2.87%, respectively, for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, ROA and ROE were 0.87% and 10.37%, respectively, compared to 0.37% and 4.58% for the same period in 2010.  The improvements in ROA and ROE for both comparable periods are attributable to higher net income.

Net interest income and interest sensitive assets / liabilities

For the three months ended September 30, net interest income declined marginally, $24,000, in 2011 compared to 2010.  The decline in yields earned from interest-earning assets was greater than the decline in rates paid on interest-bearing liabilities, predominately from deposits.  In addition, although average-earning assets increased $9.3 million in the current quarter, they produced smaller yields, thereby negatively impacting interest income.  The decline in yield was partially offset by the effect of the reduction in average borrowings on a $20.5 million pay down of FHLB advances in the fourth quarter of 2010.

For the nine months ended September 30, 2011, net interest income increased $151,000, or 1%, from $15,649,000 in the 2010 to $15,800,000 in 2011.  Though earning assets are down $1.1 million, higher yielding commercial loans declined $18.7 million and were replaced with significantly lower yielding investment securities and interest-bearing cash balances which negatively impacted interest income by $1,441,000, or 7%.   To help mitigate the decrease in interest income, interest-bearing liabilities declined $24.4 million from the aforementioned pay down of $20.5 million in FHLB advances in 2010.  This in conjunction with lower rates paid on deposits helped reduce total interest expense by $1,592,000, or 30%, in the first nine months of 2011 compared to the same period in 2010.

For the third quarter, the Company’s tax-equivalent margin and spread declined to 3.85% and 3.65%, respectively, in 2011 from 3.93% and 3.68%, in 2010.  For the nine months ended September 30, 2011, the margin and spread improved to 3.97% and 3.73% from 3.92% and 3.66%, respectively, in the same nine month period of 2010.  In the quarter comparison, the decline in spread was caused by the effect lower yields produced compared to the savings from lower rates paid.  The lower margin was from lower net interest income on a higher average volume of average assets.  For the nine month comparison, the increase in margin and spread was caused by rates from interest-bearing liabilities declining more rapidly than yields earned from interest-sensitive assets and also from the significant reduction in borrowings.

The prevalent low interest rate environment has been causing yields from earning assets to contract and will continue to do so thereby asserting continued downward pressure on the Company’s interest rate margin.  In the second half of 2011, the Company has begun to feel the negative attributes of the prolonged low interest rate environment.  The Company’s cost of funds, though at record low levels, has little room for additional downward adjustment.  As such, the Company may be unable to reduce its funding rates as quickly as the yields from interest-earning assets continue to decline.  Accordingly, the Company’s net interest margin may continue to compress.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements to help mitigate the decline in interest income.  This initiative helps stabilize net interest income at acceptable levels.  The Company’s marketing department, in concert with ALM, lending and deposit gatherers, continues to develop prudent strategies that will grow the loan portfolio and continue to accumulate low-cost deposits in order to maintain a healthy interest rate margin.

The tables that follow sets forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated (dollars in thousands):

	Three months ended:
	September 30, 2011			September 30, 2010
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$401,848	$5,736	5.66%	$424,053	$6,295	5.89%
Investments	106,755	821	3.05	94,448	845	3.55
Federal funds sold	73	-	0.25	169	-	0.26
Interest-bearing deposits	53,725	34	0.25	34,424	22	0.25
Total interest-earning assets	562,401	6,591	4.65	553,094	7,162	5.14
Non-interest-earning assets	39,559			32,848
Total assets	$601,960			$585,942

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$284,969	$314	0.44%	$259,678	$407	0.63%
Certificates of deposit	129,779	538	1.66	146,952	838	2.29
Borrowed funds	21,608	261	4.80	42,274	430	4.04
Repurchase agreements	12,099	14	0.47	8,685	6	0.30
Total interest-bearing liabilities	448,455	1,127	1.00	457,589	1,681	1.46
Non-interest-bearing deposits	99,025			75,831
Other non-interest-bearing liabilities	3,191			3,509
Shareholders' equity	51,289			49,013
Total liabilities and shareholders' equity	$601,960			$585,942
Net interest income / interest rate spread		$5,464	3.65%		$5,481	3.68%
Net interest margin			3.85%			3.93%

	Nine months ended:
	September 30, 2011			September 30, 2010
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate
Interest-earning assets:
Loans and leases	$412,422	$17,698	5.74%	$431,108	$18,834	5.84%
Investments	102,358	2,395	3.13	95,686	2,693	3.76
Federal funds sold	208	-	0.25	7,708	14	0.24
Interest-bearing deposits	38,622	73	0.25	20,181	38	0.25
Total interest-earning assets	553,610	20,166	4.87	554,683	21,579	5.20
Non-interest-earning assets	38,481			31,892
Total assets	$592,091			$586,575

Liabilities and shareholders' equity
Interest-bearing liabilities:
Other interest-bearing deposits	$267,883	$926	1.40%	$260,211	$1,386	1.07%
Certificates of deposit	135,099	1,983	5.95	145,586	2,572	3.56
Borrowed funds	21,695	776	4.78	42,111	1,281	4.07
Repurchase agreements	11,435	40	0.47	12,634	77	0.81
Total interest-bearing liabilities	436,112	3,725	1.14	460,542	5,316	1.54
Non-interest-bearing deposits	103,272			74,917
Other non-interest-bearing liabilities	3,166			3,502
Shareholders' equity	49,541			47,614
Total liabilities and shareholders' equity	$592,091			$586,575
Net interest income/interest rate spread		$16,441	3.73%		$16,263	3.66%
Net interest margin			3.97%			3.92%

In the preceding tables, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

The provision for loan losses was $1,350,000 for the nine months ending September 30, 2011 and was $1,250,000 for the nine month period ending September 30, 2010.  The provision for the three months ending September 30, 2011 was $500,000 and was $375,000 for the same three month period ending September 30, 2010.  The $500,000 provision for the current quarter was mainly recorded to provide for the continuing uncertain economic outlook associated with the current stagnant economy.

The allowance for loan losses was $7,960,000 at September 30, 2011 compared to $7,898,000 at December 31, 2010.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at September 30, 2011 and December 31, 2010” below.

Other income

For the three months ended September 30, 2011, non-interest income amounted to $1,471,000 compared to a non-interest loss of $270,000 in the same 2010 quarter – a $1,741,000 improvement.  The improvement in non-interest income was from a $5,000 credit-related OTTI charge from the Company’s investments in pooled trust preferred securities in the 2011 quarter, compared to $1,749,000 credit OTTI recorded in the third quarter of 2010.  Combined service charges and total fee and other revenue approximated the same levels in the 2011 third quarter as the 2010 quarter with increased interchange fees and fees generated by the Company’s financial services and trust departments offsetting declines in service charges from deposits and loans.

For the nine months ended September 30, 2011, non-interest income increased $2,691,000 – almost three times the amount from the same period from 2010.  During the first nine months of 2010, the Company was required to record credit-related OTTI of $2,504,000 compared to only $80,000 required for the nine months ended September 30, 2011.   Revenue and fee activity from the Company’s financial services and trust units were the principal factors that helped increase other fees and revenues by $264,000, or 35%, in 2011 compared to 2010.  Fees earned from interchange improved by $119,000, or 20%, year-to-date September 30, 2011 compared to the same 2010 period. Concerted effort, by the Company’s sales force, to open debit cards with each checking account has been met with success as most of the Company’s retail checking accounts have an attached debit card.  A gain recognized from the sale of a Small Business Administration commercial loan of $90,000 in the first quarter of 2011 was the cause of the higher gains from the sales of loans.

Other operating expenses

Other operating expenses increased $126,000, or 3%, in the third quarter of 2011 compared to the third quarter of 2010.   Loan collection and other real estate (ORE) related costs increased $140,000, or 76%, due to expenses associated with a loan in the process of foreclosure.  The increase in professional services stems from higher cost incurred for services provided for legal services and costs to comply with the new SEC eXtensible Business Reporting Language, or XBRL, reporting requirements.  The $44,000, or 5%, increase in premises and equipment was predominately caused by comparably higher lease expenses in the current year quarter.  However, the 2010 quarter included a required downward adjustment to lease obligations upon the execution of a renegotiated facility lease agreement.  The $142,000, or 64%, decrease in the FDIC insurance premium stems from a new regulatory-imposed assessment calculation that reduced the Company’s cost, of which approximately $75,000 is expected on a recurring quarterly basis.

For the nine months ended September 30, 2011, other operating expenses declined $562,000, or 4%, from $14,116,000 for the 2010 period to $13,554,000 for 2011.  Salary and employee benefits decreased $586,000, or 8%, during the 2011 period.  However, the 2010 figure included $398,000 in one-time severance and voluntary termination payouts.  This cost did not recur in 2011.  The average number of full-time equivalent (FTE) employees for the nine months ended September 30, 2011 was 158 compared to 168 average FTEs during the nine months ended September 30, 2010 which also decreased salaries and related benefit costs.  Loan collection and ORE expenses decreased $51,000, or 9%, during the current year period compared to the same period of 2010.  These expenses spiked in the third quarter as a result of costs associated with loans moving into foreclosure as well as expenses associated with the taking of properties into ORE.  The $127,000, or 20%, decline in FDIC insurance premiums was caused by the initial application of the new assessment calculation.  The $79,000, or 9%, decline in advertising and marketing was caused by the non-recurring nature of costs incurred in 2010.  The $197,000, or 8%, increase in premises and equipment was the result of higher utility costs, expenses associated with facilities and equipment maintenance and higher facility lease expense explained in the quarterly comparison above.

Provision for income taxes

The higher provision for income taxes for the three- and nine- months ended September 30, 2011 compared to the three-and nine-months ended September 30, 2010 was due to a higher level of pre-tax earnings.

Comparison of financial condition at
September 30, 2011 and December 31, 2010

Overview

Consolidated assets increased $60,021,000 to $621,694,000 or 11%, as of September 30, 2011 from $561,673,000 at December 31, 2010.  The increase was from $52,607,000 growth in deposits and repurchase agreements and a $5,308,000 increase in shareholders’ equity.

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

As of September 30, 2011, the carrying value of investment securities amounted to $106,147,000, or 17% of total assets, compared to $83,431,000, or 15% of total assets, at December 31, 2010.  On September 30, 2011, approximately 45% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow.

As of September 30, 2011, investment securities were comprised of HTM and AFS securities with carrying values of $414,000 and $105,733,000, respectively.  The AFS debt securities were recorded with a net unrealized loss in the amount of $2,632,000 and equity securities were recorded with an unrealized gain of $31,000, compared to $5,937,000 and $154,000, respectively as of December 31, 2010, or a net improvement of $3,182,000.

The Company’s investment policy is designed to complement its lending activity.  During the nine months ended September 30, 2011, the carrying value of total investments increased $22,716,000, net.  The Company uses cash flow generated from deposits, mortgage-backed securities’ pay downs and bond calls to invest, re-invest and advantageously diversify the securities portfolio in response to market conditions, the interest rate environment, loan demand and the performance of other interest-earning assets, interest rate risk, credit risk and anticipated liquidity needs.

A comparison of investment securities at September 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
MBS - GSE residential	$48,056	45.3	$41,043	49.2
State & municipal subdivisions	29,484	27.8	24,171	29.0
Agency - GSE	26,949	25.4	16,288	19.5
Pooled trust preferred securities	1,323	1.2	1,453	1.7
Equity securities - financial services	335	0.3	476	0.6
Total investments	$106,147	100.0	$83,431	100.0

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  The market for these securities and other issues of PreTSLs at September 30, 2011 remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels and the lack of a new-issue market since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Given the conditions in the debt markets and in the absence of observable transactions in the secondary and a new-issue market, management has made the following observations and has determined:

•	The few observable transactions and market quotations that were available were not reliable for purposes of determining fair value at September 30, 2011;

•
An income valuation approach (present value technique) that maximizes the use of relevant observable market inputs and minimizes the use of unobservable inputs are equally or more representative of fair value than the market approach valuation technique; and

•
The 13 PreTSLs are classified within “Level 3” (as defined in current accounting guidance for fair value measurement) of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.  The Company engages an independent third party that is a structured products specialist firm, to analyze the PreTSL portfolio.  The approach and results were reviewed and corroborated by management.  The approach to determine OTTI involves the following:

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

o
With a projected discount rate, an estimated cash flow test was performed on each issue to compare the present value of the currently estimated cash flows as of September 30, 2011 to the amount projected as of the last measurement date, June 30, 2011;

o	If the results of the cash flow tests resulted in a significant adverse change in projected cash flows, credit-related OTTI is present.

Based on the technique described, the Company determined that as of September 30, 2011 the amortized cost of one PreTSL – IV had declined $5,000 in total during the three months ended September 30, 2011and charted to current earnings as more fully described in  Note 3, “Investment securities”, within the notes to the consolidated financial statements.

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

In order to preserve its capital, in December 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. During the fourth quarter of 2010 and again in during 2011, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension.  As a result, the Company was able to redeem $239,000 of its FHLB stock in the fourth quarter of 2010 and an additional $648,000 during the nine months ended September 30, 2011.  The dividend suspension remains in effect.  Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB.  Based on the financial results of the FHLB for the nine months ended September 30, 2011 and for the year ended December 31, 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management continues to believe that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.  The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal, scheduled dividend payments and normal stock redemption activities.

Loans held-for-sale (HFS)

Upon origination, certain residential mortgages are classified as HFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is at the lower of cost or estimated fair value.  If the fair values of these loans fall below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

As of September 30, 2011, loans HFS amounted to $2,297,000 with a corresponding fair value of $2,335,000, compared to $213,000 and $217,000, respectively, at December 31, 2010.  During the nine months ended September 30, 2011, residential mortgage loans with principal balances of $24,569,000 were sold into the secondary market with net gains of approximately $409,000 recognized, compared to $37,690,000 and $440,000, respectively, during the nine months ended September 30, 2010.

Loans

The Company originates commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans.  The relative volume of originations is dependent upon customer demand, current interest rates and the perception and duration of future interest rate levels.  As part of the overall strategy to serve the business community in which it operates, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in its marketplace.  The Company’s goals center on building relationships by providing credit and cash management products and services, continuing to diversify its loan portfolio and utilizing loan participations to reduce risk in larger credit transactions.  A loan participation is a tool that allows a community bank to meet the needs of its local customer base.  Certain customers, from time-to-time, may require funding that is out of the lending limit of a local community bank.  In such circumstances, it allows a bank to originate the loan, and subsequently sell a portion, or portions, of that loan to other financial institutions, thereby mitigating the risk the Company will take on with one loan.  These sold portions of the loan are referred to as loan participations.

The policies, procedures and credit risk of the Company are reflective of the current economy.  The risks associated with interest rates are being managed by utilizing floating versus long-term fixed rates, as well as government sponsored programs through the Federal Home Loan Bank and, as noted above, utilizing participations to mitigate interest rate risk.

Commercial and industrial

The C&I portfolio decreased $7,347,000, or 9%, to $77,782,000 during the first nine months of 2011.  The portfolio decline was the result of pay offs (either through the normal course of business or refinancing obtained elsewhere under terms not acceptable to the Company’s underwriting standard) and the continuing efforts to participate new and existing loan relationships.  The continuing economic recession both nationally and locally, as well as the difficulty for current and perspective customers to adhere to the Company’s underwriting policies and procedures also played a factor in demand for new credit.

Commercial real estate

The CRE portfolio declined $9,212,000, or 5%, from $169,194,000 at December 31, 2010 to $159,982,000 as of September 30, 2011.  The factors that impacted the C&I portfolio are also evidenced in the CRE portfolio along with a depressed commercial real estate market, the Company’s desire not to grow the non-owner occupied real estate credits and the overall lack of real estate development.  Combined they resulted in the 5% reduction in exposure.

Residential

The residential portfolio has continued to decline on a quarterly basis for a year-to-date reduction of $1,896,000 since December 31, 2010.  The Company’s expectation and goal is to increase the portfolio by maintaining in-house (not selling to the secondary market) fixed-rate mortgages up to a 15-year term.  We also are taking advantage of the low interest rate environment to modify existing mortgages and in some cases adjust the term to something less than 15 years which will allow us to keep them in-house.  The objective of this strategy is to increase interest income which in turn will increase the net interest margin and further enhance capital.

Consumer loans

Consumer loans increased $1,125,000, or 1%, during the first nine months of 2011.  Though a modest increase, the Company’s intention for 2011 remains to increase the consumer loan portfolio through the expansion of products and services while still maintaining asset quality.

The composition of the loan portfolio at September 30, 2011 and December 31, 2010, is summarized as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial and industrial	$77,782	19.5	$85,129	20.5
Commercial real estate:
Non-owner occupied	71,253	17.9	87,355	21.0
Owner occupied	75,916	19.1	69,338	16.7
Construction	12,813	3.2	12,501	3.0
Consumer:
Home equity installment	36,814	9.2	40,089	9.6
Home equity line of credit	32,367	8.1	29,185	7.0
Auto	12,041	3.0	10,734	2.6
Other	7,076	1.8	7,165	1.7
Residential:
Real estate	69,265	17.4	68,160	16.4
Construction	3,144	0.8	6,145	1.5
Total	398,471	100.0	415,801	100.0
Allowance for loan losses	7,960		7,898
Loans, net	$390,511		$407,903

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

Total charge-offs net of recoveries for the nine months ending September 30, 2011, were $1,288,000, and $1,339,000 in the first nine months of 2010.  Commercial and industrial loans net charge-offs at September 30, 2011 were $66,000 compared to net charge-offs of $320,000 for the nine months ending September 30, 2010.  Consumer loan net charge-offs of $456,000 were recorded during the nine months ending September 30, 2011 versus $166,000 for the September 30, 2010 like period.   There were $381,000 of commercial real estate loan net charge-offs during the nine month period ending September 30, 2011 versus $531,000 of net charge-offs at September 30, 2010.  Residential real estate loan net charge-offs totaled $385,000 for the nine month period ending September 30, 2011.  There were $322,000 of residential real estate charge-offs in the same period of 2010.   For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7,960,000 at September 30, 2011 and $7,898,000 at December 31, 2010.  The ratio of allowance for loan losses to total loans was 1.99% at September 30, 2011 compared to 1.90% at December 31, 2010.  Management believes that the current balance in the allowance for loan losses of $7,960,000 is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent in the portfolio as of this time.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the nine months ended September 30, 2011	As of and for the twelve months ended December 31, 2010	As of and for the nine months ended September 30, 2010

Balance at beginning of period	$7,897,822	$7,573,603	$7,573,603

Provision charged to operations	1,350,000	2,085,000	1,250,000

Charge-offs:
Commercial and industrial	76,584	451,979	323,077
Commercial real estate	417,150	892,426	534,260
Consumer	470,934	462,816	195,096
Residential	392,459	1,812	322,433
Total	1,357,127	1,809,033	1,374,866

Recoveries:
Commercial and industrial	10,365	3,839	3,149
Commercial real estate	36,271	2,799	3,236
Consumer	15,136	39,904	29,131
Residential	7,479	1,710	-
Total	69,251	48,252	35,516

Net charge-offs	1,287,876	1,760,781	1,339,350

Balance at end of period	$7,959,946	$7,897,822	$7,484,253

Total loans, end of period	$400,768,357	$416,014,151	$422,688,600

	As of and for the nine months ended September 30, 2011		As of and for the twelve months ended December 31, 2010		As of and for the nine months ended September 30, 2010
Net charge-offs to (annualized):
Average loans	0.42%		0.41%		0.41%
Allowance for loan losses	21.57%		22.29%		23.86%
Provision for loan losses	0.95	x	0.84	x	1.07	x

Allowance for loan losses to:
Total loans	1.99%		1.90%		1.77%
Non-accrual loans	1.00	x	0.79	x	0.78	x
Non-performing loans	0.93	x	0.77	x	0.77	x
Net charge-offs (annualized)	4.64	x	4.48	x	4.19	x

Loans 30-89 days past due and still accruing	$8,582,688		$2,611,162		$2,869,909
Loans 90 days past due and accruing	$583,247		$288,618		$119,566
Non-accrual loans	$7,965,126		$9,968,675		$9,581,793
Allowance for loan losses to loans 90 days or more past due and accruing	13.65	x	27.36	x	62.60	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, restructured loans, other real estate owned (ORE), non-accrual securities and repossessed assets.  As of September 30, 2011, non-performing assets represented 2.43% of total assets up 5 basis points from 2.38% at December 31, 2010.

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

The non-performing assets for the period were comprised of non-accruing commercial loans, non-accruing real estate loans, troubled debt restructurings, non-accrual securities and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  At September 30, 2011, $899,000 of corporate bonds consisting of pooled trust preferred securities were on non-accrual status, compared to $1,398,000 at September 30, 2010.  For a further discussion on the Company’s securities portfolio, see Note 3, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans declined from $10,257,000 on December 31, 2010 to $8,548,000 at September 30, 2011.   At December 31, 2010, the over 90 day past due portion was comprised of eight loans ranging from $1,600 to $111,000, and the non-accrual loan portion numbered 65 loans ranging from $2,900 to $1,800,000.  At September 30, 2011, there were eight loans, to unrelated borrowers, ranging from $200 to $312,000 in the over 90 days past due category, and 54 loans, to unrelated borrowers, ranging from $2,800 to $1,500,000 in the non-accrual category.  Subsequent to the quarter ended September 30, 2011 a borrower with two loans aggregating $3,447,000 failed to make expected principal and interest payments.  The loans were placed on non-accruing status pending resolution.   These loans to this borrower accounted for approximately 60% of the increase in the 30-89 day past due loans.   The remainder consists of 122 unrelated loans ranging from $10 to $650,000.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructuring (TDR). TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDR loans aggregated $5,959,000 at September 30, 2011 which consisted of $4,489,000 of accruing commercial real estate loans and $1,470,000 of non-accrual commercial real estate loans (during the period, the borrower of the $1,470,000 non-accrual loan failed to comply with the revised terms of the agreement and collection remedies are being pursued).  At December 31, 2010 TDRs aggregated $783,000 all of which were accruing loans.  During the first quarter of 2011, $499,000 of the 2010 year-end TDR’s were removed from TDR status based upon performance.  Additional loans aggregating $5,675,000 were classified as TDR’s during the nine month period ending September 30, 2011.  The $5,675,000 of TDR’s added includes a loan in the amount of $1,784,000 and a related loan of $2,421,000 which were restructured and classified as a TDR due to concessions granted, however, these loans continue to be paid current and remain on an accruing status, the additions also include the aforementioned $1,470,000 non-accruing TDR.  Three loans aggregating $283,000 account for the balance of the TDR’s at September 30 2011, remain on accrual, and are being paid according to the revised terms.

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

ORE at September 30, 2011 was $1,169,000 and consisted of six properties.  At September 30, 2011, the non-accrual loans aggregated $7,965,000 as compared to $9,969,000 at December 31, 2010.  The net reduction in the level of non-accrual loans during the period ending September 30, 2011 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $2,901,000 were made during the first nine months of the year.   These were offset by reductions or payoffs of $1,922,000, charge-offs of $1,110,000, $799,000 of transfers to ORE and $1,074,000 of loans that returned to performing status.  Loans past due 90 days or more and accruing were $583,000 at September 30, 2011 and $289,000, at December 31, 2010.  The ratio of non-performing loans to total loans declined to 2.13% at September 30, 2011 from 2.47% at December 31, 2010.

The following table sets forth non-performing assets data as of the period indicated:

	September 30, 2011	December 31, 2010	September 30, 2010

Loans past due 90 days or more and accruing	$583,247	$288,618	$119,566
Non-accrual loans*	7,965,126	9,968,675	9,581,793
Total non-performing loans	8,548,373	10,257,293	9,701,359

Troubled debt restructurings	4,488,977	782,688	786,000
Other real estate owned	1,168,921	1,260,895	1,350,692
Non-accrual securities	898,636	1,091,311	1,397,514
Total non-performing assets	$15,104,907	$13,392,187	$13,235,565

Total loans including HFS	$400,768,357	$416,014,151	$422,688,600
Total assets	$621,694,132	$561,673,152	$596,598,598
Non-accrual loans to total loans	1.99%	2.40%	2.27%
Non-performing loans to total loans	2.13%	2.47%	2.30%
Non-performing assets to total assets	2.43%	2.38%	2.22%

*	In the table above, the September 30, 2011 amount includes $1,470,034 of non-accrual TDRs. There was no non-accrual TDRs as of December 31, 2010 or September 30, 2010.

The composition of non-performing loans as of September 30, 2011 is as follows (dollars in thousands):

	Gross loan balances	Past due 90 days or more and still accruing	Non- accrual loans	Total non- performing loans	% of gross loans

Commercial and industrial	$77,782	$15	$359	$374	0.48%
Commercial real estate:
Non-owner occupied	71,253	37	$1,642	1,679	2.36
Owner occupied	75,916	8	$2,319	2,327	3.06
Construction	12,813	-	$654	654	5.11
Consumer:
Home equity installment	36,814	-	$677	677	1.84
Home equity line of credit	32,367	38	$355	393	1.21
Auto	12,041	3	$-	3	0.03
Other	7,076	-	$-	-	-
Residential:
Real estate	69,265	482	$1,865	2,347	3.39
Construction	3,144	-	$94	94	3.00
Loans held-for-sale	2,297	-	-	-	-
Total	$400,768	$583	$7,965	$8,548	2.13%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale was $1,169,000 at September 30, 2011 and consisted of six ORE properties which are listed for sale with local realtors, whereas, at December 31, 2010 consisted of five ORE properties with an aggregate balance of $1,261,000.

Other assets

Other assets increased $534,000, or 4%, during the first nine months of 2011.  The recording of an unsettled security purchase in the amount of $2.1 million was the principal cause for the increase.  This transaction settled in October.  Partially offsetting this temporary increase was a $1.0 million reduction in the Company’s deferred tax asset caused by a lower unrealized loss position in the securities AFS portfolio.  Further offsetting was a $0.5 million decline in prepaid expenses.

Deposits

The Bank is a community-based commercial financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Deposit products include savings, clubs, interest-bearing checking (NOW), money market, non-interest-bearing checking (DDAs) and certificates of deposit.  Certificates of deposit, or CDs, are deposits with stated maturities which can range from seven days to ten years.  The flow of deposits is significantly influenced by general economic conditions, changes in prevailing interest rates, pricing and competition.  To determine deposit product offering interest rates, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as borrowings and FHLB advances.  Like all banks, the Company competes for deposits.  When setting interest rates, the deposit-gathering strategies also include consideration of the Company’s balance sheet structure and cost effectiveness that are mindful of the current and forecasted economic climate.

The following table represents the components of deposits as of the date indicated (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Money market	$101,897	19.4	$79,610	16.5
NOW	81,479	15.5	67,572	14.0
Savings and club	110,945	21.1	105,835	21.9
Certificates of deposit	130,608	24.8	143,651	29.8
Total interest-bearing	424,929	80.8	396,668	82.2
Non-interest-bearing	100,668	19.2	85,780	17.8
Total deposits	$525,597	100.0	$482,448	100.0

Compared to December 31, 2010, total deposits grew $43,149,000, or 9%, during the nine months ended September 30, 2011.  Combined growth of $56,192,000 in all categories of non-time deposits was partially offset by $13,043,000 in lower CD balances.  Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  The increase in DDA and NOW accounts were primarily due to the Company’s relationship with various municipalities and has historically benefited from inflow of their seasonal tax deposits.  As the municipal deposits are seasonal in nature, there balances are highly volatile and very often, unpredictable.  Growth in DDA balances was further embellished on the success of strengthening relationships with the Company’s business customers and also for the preference, by some large deposit customers, for unlimited FDIC insurance protection on deposits in non-interest bearing checking accounts in lieu of low yielding transaction accounts.  The increase in savings and money markets was caused by the transfer of maturing CDs, creative campaigning for new deposits and customer sentiment for immediately available funds compared to a term CD.  In an effort to grow and retain core deposits, the Company introduces innovative options to its variety of deposit products.  The Company has successfully focused on providing exemplary customer service and introducing highly innovative deposit-gathering techniques.  This approach has strengthened the Company’s low-cost funding base.  The continued low interest rate environment has resulted in a wide-spread preference for customers to place their money in non-maturing interest-bearing accounts rather than renew maturing CDs.  When the market rates do rise, the Company will focus on and promote CD gathering strategies that will strive to increase time deposits while maintaining its low-costing core deposit foundation.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of September 30, 2011, CDARS represented $10,854,000, or 2%, of total deposits, compared to $11,876,000, or 2%, of total deposits at December 31, 2010.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $44,408,000 and $51,340,000 at September 30, 2011 and December 31, 2010, respectively.  Certificates of deposit of $250,000 or more amounted to $15,175,000 and $19,120,000 as of September 30, 2011 and December 31, 2010.

Including CDARS, approximately 28% and 39% of the CDs are scheduled to mature in 2011 and 2012, respectively.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction products such as savings or money market accounts.  When interest rates begin to rise, the Company expects CDs to grow to more historical normal levels of total deposits.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which for the first nine months of 2011 increased $9,457,000, or more than doubled, from year-end December 31, 2010 and is expected to subside during the fourth quarter of 2010.

The following table represents the components of borrowings as of the date indicated (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Repurchase agreements	$17,005	43.6	$7,548	25.5
Demand note, U.S. Treasury	1,000	2.6	1,000	3.4
FHLB advances:
Long-term	21,000	53.8	21,000	71.1
Total borrowings	$39,005	100.0	$29,548	100.0

Accrued interest payable and other liabilities

The increase in other liabilities was caused by a $2.1 million investment security purchase-commitment with settlement occurring in October 2011.

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

The adequacy and effectiveness of an institution’s interest rate risk management process and the level of its exposures are critical factors in the regulatory evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.  Management believes the Company’s interest rate risk measurement framework is sound and provides an effective means to measure, monitor, analyze, identify and control interest rate risk in the balance sheet.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  As of September 30, 2011, the Bank maintained a one-year cumulative gap of positive $87.3 million, or 14.0%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2011 (dollars in thousands):

	Three months or less	More than three months to twelve months	More than one year to three years	More than three years	Total
Cash and cash equivalents	$64,294	$-	$-	$11,832	$76,126
Investment securities (1)(2)	10,243	15,177	28,360	52,367	106,147
Loans (2)	148,413	66,396	119,224	58,775	392,808
Fixed and other assets	-	9,660	-	36,953	46,613
Total assets	$222,950	$91,233	$147,584	$159,927	$621,694
Total cumulative assets	$222,950	$314,183	$461,767	$621,694

Non-interest bearing transaction deposits (3)	$-	$10,076	$27,663	$62,929	$100,668
Interest-bearing transaction deposits (3)	114,342	13,985	114,081	51,913	294,321
Time deposits	21,887	48,621	47,169	12,931	130,608
Repurchase agreements	17,005	-	-	-	17,005
Short-term borrowings	1,000	-	-	-	1,000
Long-term debt	-	-	5,000	16,000	21,000
Other liabilities	-	-	-	5,010	5,010
Total liabilities	$154,234	$72,682	$193,913	$148,783	$569,612
Total cumulative liabilities	$154,234	$226,916	$420,829	$569,612

Interest sensitivity gap	$68,716	$18,551	$(46,329)	$11,144

Cumulative gap	$68,716	$87,267	$40,938	$52,082

Cumulative gap to total assets	11.1%	14.0%	6.6%	8.4%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumes that interest-earning asset and interest-bearing liability levels at September 30, 2011 remain constant.  The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 2011 levels:

Earnings at risk:	Rates +200	Rates -200
Percent change in:
Net interest income	7.1%	(2.1	) %
Net income	21.4	(6.5)

Economic value at risk:
Percent change in:
Economic value of equity	(4.9)	(9.3)
Economic value of equity as a percent of book assets	(0.4)	(0.8)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  As of September 30, 2011, the Company’s risk-based capital ratio was 12.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2011, under alternate interest rate scenarios using the income simulation model described above (dollars in thousands):

	Net interest	$	%
Change in interest rates	income	variance	variance

+200 basis points	$22,010	$1,456	7.1%
+100 basis points	21,200	646	3.1
Flat rate	20,554	-	-
-100 basis points	20,291	(263)	(1.3)
-200 basis points	20,123	(431)	(2.1)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities and normal operating expenses of the Company.  Current sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, growth of repurchase agreements, increases of other borrowed funds from correspondent banks and issuance of capital stock.  Though regularly scheduled investment and loan payments are a dependable source of daily funds, sales of loans HFS, investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity which can be used to invest in other interest-earning assets but at lower market rates.  Conversely, during periods of high and rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayments from mortgage loans and the MBS–GSE residential securities portfolio to decrease.  Rising interest rates may also cause deposit inflow to accelerate at higher market interest rates.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company employs a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of September 30, 2011, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the nine months ended September 30, 2011, the Company generated $53.2 million of cash.  The Company’s operations provided $9.9 million mostly from the $15.4 million of net cash inflow from the components of net interest income, $2.9 million of net proceeds from mortgage banking services and partially offset by net non-interest expense.  The $52.6 million of net growth in deposits and repurchase agreements as well as cash inflow from investment sales, calls and maturities and loan pay downs funded new security purchases, and net dividend payments.  The excess cash will be used to prudently grow interest-earning assets, facility upgrades and provide for the unpredictable, seasonal and sporadic deposit cash flow from the Company’s municipal customers.

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

As of September 30, 2011, the Company maintained $76.1 million in cash and cash equivalents, $108.0 million in securities AFS and loans HFS and had approximately $166.9 million available to borrow from the FHLB, the Discount Window of the Federal Reserve Bank, correspondent banks and CDARS.  The combined total of $351.0 represented 56% of total assets as of September 30, 2011.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2011, total shareholders' equity increased $5.3 million, or 11%.  The improvement was caused by: net income of $3.8 million; a $2.1 million (net of $31,000 in non-credit-related OTTI) after tax improvement in the market value of the AFS securities portfolio; $67,000 in proceeds from employees enrolled in the Company’s Employee Stock Purchase Plan; partially offset by $725,000 of dividends paid to shareholders, net of dividends reinvested and optional cash payments received from participants in the Company’s Dividend Reinvestment Plan.

As of September 30, 2011, the Company reported a net unrealized loss of $1.7 million, net of tax, from the securities AFS, an improvement compared to the net unrealized loss of $3.8 million as of December 31, 2010.  The condition of the economy continues to assert uncertainty in the financial and capital markets and has had a sizable and prolonged negative impact on the fair value estimates on the securities in banks’ investment portfolios, including the Company’s investment portfolio.  Management of the Company maintains these changes are due principally to liquidity problems in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The appropriate risk-weighting, pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that were rated below investment grade, thereby significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in 2011 and 2010.  The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of September 30, 2011, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2011:

	Actual			For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	amount	Ratio		Amount		Ratio		Amount		Ratio
Total capital
(to risk-weighted assets)
Consolidated	$57,421,330	12.9%	≥	$35,597,599	≥	8.0%		N/A		N/A
Bank	$57,260,067	12.9%	≥	$35,579,715	≥	8.0%	≥	$44,474,643	≥	10.0%
Tier I capital
(to risk-weighted assets)
Consolidated	$51,814,827	11.6%	≥	$17,798,800	≥	4.0%		N/A		N/A
Bank	$51,670,186	11.6%	≥	$17,789,857	≥	4.0%	≥	$26,684,786	≥	6.0%
Tier I capital
(to average assets)
Consolidated	$51,814,827	8.6%	≥	$24,058,148	≥	4.0%		N/A		N/A
Bank	$51,670,186	8.6%	≥	$24,058,148	≥	4.0%	≥	$30,072,685	≥	5.0%

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2011.

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

In August 2011, Standard & Poor’s downgraded the United States’ credit rating from AAA to AA+, and there are indications that Moody’s or Fitch Ratings also may downgrade the United States’ credit rating. Standard & Poor’s also downgraded the credit rating of the Federal Home Loan Bank System, a government-sponsored enterprise in which the Company invests and from which the Company receives a line of credit, from AAA to AA+. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded as a consequence of the downgrading of the United States’ credit rating. The impact that these credit rating downgrades may have on the national and local economy and on the Company’s financial condition and results of operation is uncertain and may adversely affect the Company and its business.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended September 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;  Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010.

*	Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: November 10, 2011	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 10, 2011	/s/ Salvatore R. DeFrancesco, Jr.
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
*

11 Statement regarding computation of earnings per share.	22

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	51

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	52

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended September 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;  Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010. **

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