Form 10-K
period 2011-12-31
FIDELITY D & D BANCORP INC
filed 2012-03-20
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $35.5 million as of June 30, 2011, based on the closing price of $19.50. The number of shares of common stock outstanding as of February 29, 2012, was 2,258,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2011 Annual Report on Form 10-K
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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2011 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.

The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. Competition includes, among other sources, the following: local community banks; savings banks; regional banks; national banks; credit unions; savings & loans; insurance companies; money market funds; mutual funds; small loan companies and other financial services companies.

The Company has been able to compete effectively with other financial institutions by emphasizing customer service enhanced by local decision making. These efforts enabled the Company to establish long-term customer relationships and build customer loyalty by providing products and services designed to address their specific needs.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans. The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties. During 2011, the national economy remained weak despite a decline in the unemployment rate to 8.3% at December 31, 2011 compared to 9.4% as of December 31, 2010. Similarly, the unemployment rate in the Scranton—Wilkes-Barre market declined to 8.5% by year-end 2011, down from 9.2% at the end of 2010; Non-farm job growth during 2011 declined by less than 0.1% from year-end 2010, unlike the national economy that registered a 1.3% gain. In addition, softness in the housing and real estate markets persist with only a marginal – less than 1% increase in the median home price in the Scranton metropolitan area at year-end 2011 compared to 2010 and remains 7% below the average for year-end 2008. While there is moderate improvement nationally and locally, the economic climate in the Company’s marketplace remains weak. A weak or weakening economy that reflects high unemployment and lower property values could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company’s credit function strives to mitigate the negative impact of economic weaknesses by maintaining strict underwriting principles for commercial and consumer lending and ensuring mortgage lending adheres to standards of secondary market compliance.

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

The Company had 161 full-time equivalent employees on December 31, 2011, which includes exempt officers, exempt, non-exempt and part-time employees.

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

Annually, the Bank is examined by the Pennsylvania Department of Banking and/or the FDIC. The last examination was conducted by the FDIC as of June 30, 2011.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings. As of December 31, 2011, the book value of the Company’s pooled trust preferred securities was $6.6 million with an estimated fair value of $1.5 million. Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other-than-temporary, which would require a charge to earnings for the portion of the impairment that is deemed to be credit-related. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles and bylaws could impede the takeover of the Company.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire the Company, even if the acquisition would be advantageous to shareholders. In addition, we have various anti-takeover measures in place under our articles of incorporation and bylaws, including a supermajority vote requirement for mergers, a staggered board of directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of the Company without the approval of our board of directors and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

The Company is a holding company and relies on dividends from its banking subsidiary for substantially all of its revenue and its ability to make dividends, distributions, and other payments.

As a bank holding company, the Company’s ability to pay dividends depends primarily on its receipt of dividends from its subsidiary bank.  Dividend payments from the bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of the bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. There is no assurance that the bank will be able to pay dividends in the future or that the Company will generate cash flow to pay dividends in the future. The Company’s failure to pay dividends on its common stock may have a material adverse effect on the market price of its common stock.

The Company’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings.

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund.  Additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. The Company generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

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

Future Downgrades of the United States Government may adversely affect the Company.

In August 2011, Standard & Poor’s downgraded the United States’ credit rating from AAA to AA+, and there are indications that Moody’s or Fitch Ratings also may downgrade the United States’ credit ratings in the future. Standard & Poor’s also downgraded the credit rating of the Federal Home Loan Bank System, a government-sponsored enterprise in which the Company invests and from which the Company receives a line of credit, from AAA to AA+. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded as a consequence of the downgrading of the United States’ credit rating. The impact that these credit rating downgrades may have on the national and local economy and on the Company’s financial condition and results of operation is uncertain and may adversely affect the Company and its business.

The regulatory environment for the financial services is being significantly impacted by financial regulatory reform initiatives in the United States and elsewhere, including Dodd-Frank and regulations promulgated to implement it.

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and such of the impact of Dodd-Frank may not be known for many months or years.

While much of how the Dodd-Frank and other financial industry reforms will change our current business operations depends on the specific regulatory reforms and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on our entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which we do business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which we will be able to adjust our businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit our ability to pursue certain business opportunities.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2011, the Company operated 11 full-service banking offices, of which four were owned and seven were leased. None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch (3)	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (4)	x		x

4010 Birney Ave., Moosic, PA	Leased	Moosic Branch	x	x	x

801 Wyoming Ave., West Pittston, PA	Leased	West Pittston Branch	x		x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Leased	Kingston Branch	x	x	x

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	x	x	x

*All of the owned properties are free of encumbrances

(1) Executive and administrative, commercial and consumer lending, trust and asset management services are located at the Main Branch.

(2) This office has two automated teller machines (ATMs).

(3) In addition, there is a banking facility located in the Clarks Summit State Hospital. The office is leased from the hospital under a lease-for-service-provided agreement with service limited to employees and patients of the hospital.

(4) Executive, mortgage lending, finance, operations and a full-service call center are located in this building. A portion of the building is leased to a non-related entity.

The Bank maintains two free-standing 24-hour ATMs located at the following locations in Pennsylvania:

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

ITEM 4:   MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the over-the-counter bulletin board under the symbol “FDBC.” Shareholders requesting information about the Company’s common stock may contact:

Salvatore R. DeFrancesco, Jr., Treasurer

Fidelity D & D Bancorp, Inc.

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources. Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2011			2010
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid
1st Quarter	$20.50	$18.25	$0.25	$16.00	$14.75	$0.25
2nd Quarter	$19.60	$18.35	$0.25	$15.10	$12.05	$0.25
3rd Quarter	$20.80	$16.00	$0.25	$19.00	$12.75	$0.25
4th Quarter	$21.75	$17.05	$0.25	$20.00	$16.80	$0.25

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

The Company had approximately 1,266 shareholders at December 31, 2011 and 1,261 shareholders as of February 29, 2012. The number of shareholders is the actual number of individual shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2011 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights.	reflected in column (a))

Equity compensation plans approved by security holders:

2000 Independent Director Stock Option Plan	18,300	$29.84	-0-

2000 Stock Incentive Plan	5,490	$29.11	-0-

2002 Employee Stock Purchase Plan	3,874	$17.20	87,223

Equity compensation plans not approved by security holders:	-0-	$-	-0-
Total	27,664	$27.93	87,223

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2007, and ending December 31, 2011. As of December 31, 2011, the SNL index consisted of 150 banks. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2006, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Fidelity D & D Bancorp, Inc.	100.00	87.59	84.48	51.94	72.30	77.93
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank Pink > $500M	100.00	92.14	66.86	57.16	60.39	59.37

ITEM 6:  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)
	2011	2010	2009	2008	2007
Balance sheet data:
Total assets	$606,742	$561,673	$556,017	$575,719	$587,413
Total investment securities	108,543	83,431	76,530	84,188	122,984
Net loans	398,186	407,903	423,124	436,207	421,424
Loans held-for-sale	4,537	213	1,221	84	827
Total deposits	515,802	482,448	458,994	433,312	425,708
Short-term borrowings	9,507	8,548	16,533	38,130	39,656
Long-term debt	21,000	21,000	32,000	52,000	62,709
Total shareholders' equity	53,624	46,774	45,675	48,961	55,191

Operating data for the year ended:
Total interest income	$25,603	$27,580	$29,909	$33,961	$35,279
Total interest expense	4,761	6,827	10,797	14,684	17,660
Net interest income	20,842	20,753	19,112	19,277	17,619
Provision (credit) for loan losses	1,800	2,085	5,050	940	(60)

Net interest income after provision (credit) for loan losses	19,042	18,668	14,062	18,337	17,679
Other-than-temporary impairment	(246)	(11,836)	(3,300)	(436)	-
Other income	5,938	5,424	5,461	5,014	5,206
Other operating expense	18,044	18,017	19,241	18,210	16,637

Income (loss) before income taxes	6,690	(5,761)	(3,018)	4,705	6,248
Provision (credit) for income taxes	1,645	(2,557)	(1,618)	1,069	1,636
Net income (loss)	$5,045	$(3,204)	$(1,400)	$3,636	$4,612

Per share data:
Net income (loss) per share, basic	$2.28	$(1.50)	$(0.67)	$1.76	$2.23
Net income (loss) per share, diluted	$2.28	$(1.50)	$(0.67)	$1.76	$2.23
Dividends declared	$2,210	$2,137	$2,078	$2,069	$1,922
Dividends per share	$1.00	$1.00	$1.00	$1.00	$0.93
Book value per share	$23.78	$21.48	$21.69	$23.73	$26.62
Weighted-average shares outstanding	2,213,631	2,141,323	2,080,507	2,068,851	2,066,683
Shares outstanding	2,254,542	2,178,028	2,105,860	2,062,927	2,072,929

Ratios:
Return on average assets	0.85%	-0.55%	-0.25%	0.62%	0.80%
Return on average equity	10.01%	-6.69%	-2.91%	6.81%	8.65%
Net interest margin	3.89%	3.89%	3.71%	3.60%	3.34%
Efficiency ratio	65.47%	65.38%	72.51%	72.98%	71.61%
Expense ratio	2.04%	2.07%	2.37%	2.25%	2.01%
Allowance for loan losses to loans	1.97%	1.90%	1.75%	1.08%	1.13%
Dividend payout ratio	43.80%	N/M *	N/M *	56.90%	41.67%
Equity to assets	8.84%	8.33%	8.21%	8.50%	9.40%
Equity to deposits	10.40%	9.70%	9.95%	11.30%	12.96%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2011 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold. For a further discussion on the accounting treatment of HFS loans, see the section entitled “Loans held-for-sale,” contained within management’s discussion and analysis. As of December 31, 2011 and 2010, loans classified as HFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2011 and December 31, 2010 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2011

and 2010 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

The Scranton-Wilkes-Barre Metropolitan Statistical Area (local) and national economies show signs of improvement throughout 2011 as evidenced by, among other things, a 0.7% decline in the local unemployment rate from moderate job growth and a decline in the number unemployed since December 2010, but lagged the 0.9% decline in the national unemployment rate.  However, softness in the local housing and real estate markets persist and unemployment levels remain elevated at a stubbornly high unemployment rate of 8.5% for December 2011.  The Scranton-Wilkes-Barre area had experienced a 3.2% change in Consumer Price Index for Urban Wage Earners & Clerical Workers for the U.S. Northeast region during 2011. These relative statistics are vital to the performance and condition of the Company’s loan portfolio. Though we are working on improving asset quality, the recovery rate of the local economy will be a contributing factor in fortifying the balance sheet. In the meantime, we anticipate net interest margin to decline slightly. In addition, stable non-interest income and expenses could be negated by the effect of the potential for increased credit costs and further credit-related other-than-temporary impairment (OTTI) charges. The Company will focus on continuing to strengthen its capital position from sound financial performance while working on improving overall asset quality. In an effort to stimulate economic growth, the Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward and expectations are that the short-term rates will remain at historic low levels well into 2014. Low interest rates help reduce funding costs, however, at the same time their effect can be unfavorable to resetting adjustable and floating-rate asset yields, re-financed and new long-term fixed-rate assets and deployment of cash generated from interest-sensitive asset prepayments – all of which pressure interest rate margins. The shape of the interest rate yield curve continued to be positively sloped throughout 2011 but has flattened in the mid- to long-term ranges thereby requiring lower yielding, long-term assets to be funded by short-term financing such as transactional deposits. This operating environment puts added stress on all financial institutions, particularly community banks. The management team of the Company is prepared to address these issues and will implement strategies to bolster non-interest income, contain non-interest expense growth and employ strict lending underwriting standards to help reduce credit costs. These measures should help mitigate the negative impact of the low interest rate environment and help strengthen the Company’s capital position.

Consolidated assets increased $45.1 million, or 8%, during the year ended December 31, 2011 to $606.7 million. The increase was principally the result of increased deposits of $33.4 million, or 7% more than 2010 and increased shareholders’ equity of $6.9 million, or 15% above 2010. The increase in shareholders' equity was fueled by $5.0 million of net income less the $2.2 million of cash dividends declared, which increased retained earnings by $2.8 million.

The following table is a comparison of condensed balance sheet data as of the periods indicated:

(dollars in thousands)	December 31,
	2011	%	2010	%	2009	%
Assets:
Cash and cash equivalents	$52,165	8.6%	$22,967	4.1%	$8,328	1.5%
Investment securities	108,543	17.9	83,431	14.9	76,530	13.8
Federal Home Loan Bank Stock	3,699	0.6	4,542	0.8	4,781	0.9
Loans and leases, net	402,723	66.4	408,116	72.7	424,345	76.3
Bank premises and equipment	13,575	2.2	14,764	2.6	15,362	2.8
Life insurance cash surrender value	9,740	1.6	9,425	1.7	9,117	1.6
Other assets	16,297	2.7	18,428	3.2	17,554	3.1
Total assets	$606,742	100.0%	$561,673	100.0%	$556,017	100.0%

Liabilities:
Total deposits	$515,802	85.0%	$482,448	85.9%	$458,994	82.6%
Short-term borrowings	9,507	1.6	8,548	1.5	16,533	3.0
Long-term debt	21,000	3.5	21,000	3.7	32,000	5.8
Other liabilities	6,809	1.1	2,903	0.6	2,815	0.4
Total liabilities	553,118	91.2	514,899	91.7	510,342	91.8
Shareholders' equity	53,624	8.8	46,774	8.3	45,675	8.2
Total liabilities and shareholders' equity	$606,742	100.0%	$561,673	100.0%	$556,017	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%
2011	$45,069	8	$37,257	7	$33,354	7	$959	11	$-	-
2010	5,656	1	7,352	1	23,453	5	(7,985)	(48)	(11,000)	(34)
2009	(19,702)	(3)	(26,475)	(5)	25,683	6	(21,597)	(57)	(20,000)	(38)
2008	(11,694)	(2)	(22,809)	(4)	7,604	2	(1,527)	(4)	(10,709)	(17)
2007	25,095	4	26,074	5	15,374	4	6,000	18	172	-

* Earning assets exclude: loans and securities placed on non-accrual status.

Funds Provided

Deposits

The Bank is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Deposit products include transaction accounts such as: savings; clubs; interest-bearing checking (NOW); money market and non-interest bearing checking (DDA). The Bank also offers short- and long-term deposit accounts such as certificates of deposit. Certificates of deposit, or CDs, are deposits with stated maturities which can range from seven days to ten years. The flow of deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances. Though the Company competes for deposits, the interest rate setting strategy also considers the Company’s balance sheet structure and cost effective strategies that are mindful of the current economic backdrop.

The following table represents the components of total deposits as of December 31:

	2011		2010
(dollars in thousands)	Amount	%	Amount	%

Money market	$107,675	20.9%	$79,610	16.5%
NOW	79,127	15.3	67,572	14.0
Savings and clubs	107,500	20.9	105,834	21.9
Certificates of deposit	125,345	24.3	143,651	29.8
Total interest-bearing	419,647	81.4	396,667	82.2
Non-interest bearing	96,155	18.6	85,781	17.8
Total deposits	$515,802	100.0%	$482,448	100.0%

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times exceed the FDIC maximum insurable amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives deposits that are approximately equal in amount and contain similar terms as those placed for our customers. Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions. As of December 31, 2011, CDARS represented $11.0 million, or 2%, of total deposits, compared to $11.9 million, or 2%, of total deposits at December 31, 2010 and are included in certificates of deposit in the table above.

Total deposits increased $33.4 million, or 7%, during 2011 to $515.8 million. The increase stems from growth in money market accounts of $28.1 million, NOW accounts of $11.6 million, non-interest bearing DDAs of $10.4 million and savings and clubs of $1.7 million, partially offset by an $18.3 million decline in CDs. Deposits are obtained mostly from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. Growth in money market accounts is due in part to healthy retention of money market dollars and through competitive money market term, promotional rates.  The growth in NOW interest-bearing checking accounts is due primarily to the growth of checking relationship packages which continue to grow in both number of accounts, deposit dollars and number of households.

The focus on the marketing and sales effort continued to be placed in increasing core deposits, especially checking accounts. The effort to build primary retail and business households centers on the opening of an active checking account. Active checking accounts hold higher balances than a shell or non-active account. Additionally, the Bank focused on attracting the operating accounts of small- to mid-size businesses by growing non-interest bearing business checking accounts.  Additional focus has been placed on cash management products that also add to the average balances in checking accounts through credit card processing, remote deposit capture and ACH and payroll processing. For 2012, the marketing strategy will continue down the path from 2011. The Company will continue to market to a defined, high-priority business and retail segment in order to grow, broaden and deepen profitable relationships.

The persistently low interest rate environment has resulted in a wide-spread preference for customers not to renew maturing CDs. When rates begin to rise, the Company expects to develop and promote CD gathering strategies that will capture new time deposits without significantly eroding its low-costing core deposit base.

The maturity distribution of certificates of deposit at December 31, 2011 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,811	$3,487	$10,088	$22,489	$41,875
CDs of less than $100,000	12,553	11,923	14,993	33,009	72,478
CDARS	1,009	2,827	7,156	-	10,992
Total CDs	$19,373	$18,237	$32,237	$55,498	$125,345

Including CDARS, approximately 56% of the Company’s CDs are scheduled to mature within one year. Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products such as transaction accounts or non-deposit investment products.

Short-term borrowings

In addition to deposits, other funding sources available to the Company are short-term borrowings consisting of overnight funds purchased from the Federal Home Loan Bank of Pittsburgh (FHLB), fed funds purchased from correspondent banks, short-term advances from the FHLB and repurchase agreements with businesses and public entities. The Company uses overnight and short-term funding for asset growth, deposit run-off, loan demand and other short-term liquidity needs. Because of the liquidity position during 2011 the Company did not have the need for short-term overnight borrowings.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company. The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements. Repurchase agreements are offered through a sweep product. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or “swept”, into an interest-bearing overnight repurchase agreement account. Due to the constant flow of funds into and out of the sweep product, their balances tend to fluctuate and mirror the activities of a DDA. Customer liquidity requirements are the typical cause for variances in repurchase agreements, which during 2011 increased $2.0 million, or 26%, from $7.5 million at December 31, 2010 to $9.5 million as of December 31, 2011.

Overnight borrowings and repurchase agreements are included with short-term borrowings on the consolidated balance sheets.

Long-term debt

Long-term debt consists of borrowings from the FHLB. The weighted-average rate in effect on funds borrowed at December 31, 2011 and 2010 was 4.87%. The 2011 weighted-average rate was 12 basis points above the tax-equivalent yield of 4.75% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2011. Interest rates on the $21.0 million balances of two long-term advances are currently fixed until 2013 and 2016, but are structured to adjust quarterly should market interest rates increase beyond the issues’ original or strike rates. Significant prepayment penalties are attached to the borrowings and prepaying the high-cost debt is considered only when the Company concludes that it is economically feasible to do so. In the event underlying market rates drift above the rates currently paid on these borrowings, the fixed-rates would convert to floating rate advances and at that juncture, the Company would have the option to repay or to renegotiate the converted advance rate. In February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million. The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013. Proceeds from the sale of AFS securities and cash on-hand were used to fund the payoff. As of December 31, 2011, the Company had the ability to borrow an additional $105.6 million from the FHLB.

Funds Deployed

Investments

The Company’s investment policy is designed to complement its lending activities, provide monthly cash flow, manage interest rate sensitivity, generate a favorable return above earnings from cash holdings without incurring undue interest rate and credit risk and manage liquidity at acceptable levels. In establishing investment strategies, the Company considers its business, growth strategies or restructuring plans, the economic environment, the interest rate sensitivity position, the types of held securities, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations. The Company’s policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters. Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies. Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings. The Company generally earns a positive interest spread by assuming interest rate risk and using deposits and/or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Securities AFS are carried at their net fair values in the consolidated balance sheets with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income (loss).” As of December 31, 2011, AFS debt securities were recorded with an unrealized net loss of $1.8 million while equity securities were recorded with an unrealized gain of $0.1 million. Investment securities designated as HTM represent debt securities that the Company has the ability and intent to hold until maturity and are carried at amortized cost. As of December 31, 2011 and December 31, 2010, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $42,000 and $48,000, respectively.

As of December 31, 2011, the carrying value of investment securities totaled $108.5 million, or 18% of total assets, compared to $83.4 million, or 15% of total assets at December 31, 2010. The growth of the investment portfolio was from the continued reallocation of earning assets to manage liquidity, mitigate margin erosion, reduce overall credit risk within the balance sheet and temporarily invest deposit growth until corresponding loan growth resumes. At December 31, 2011, approximately 47% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential) that amortize and provide monthly cash flow. Municipal general obligations, Agency Government Sponsored Enterprise (Agency – GSE) securities and pooled trust preferred securities comprised 28%, 23% and 2%, respectively, of the investment portfolio at December 31, 2011.

A comparison of total investment securities as of December 31 follows:

	2011		2010
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$50,606	46.6%	$41,043	49.2%
State & municipal subdivisions	30,159	27.8	24,171	29.0
Agency - GSE	25,873	23.8	16,288	19.5
Pooled trust preferred securities	1,466	1.4	1,453	1.7
Equity securities - financial services	439	0.4	476	0.6
Total	$108,543	100.0%	$83,431	100.0%

The distribution of debt securities by stated maturity date at December 31, 2011 is as follows:

		More than	More than
	One year	one year to	five years to	More than
(dollars in thousands)	or less	five years	ten years	ten years	Total
MBS - GSE residential	$-	$11	$20,006	$30,589	$50,606
State & municipal subdivisions	-	-	895	29,264	30,159
Agency - GSE	-	21,726	3,124	1,023	25,873
Pooled trust preferred securities	-	-	-	1,466	1,466
Total debt securities	$-	$21,737	$24,025	$62,342	$108,104

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2011 is as follows:

		More than	More than
	One year	one year to	five years to	More than
	or less	five years	ten years	ten years	Total

MBS - GSE residential	-%	6.10%	1.98%	3.30%	2.77%
State & municipal subdivisions	-	-	5.46	6.14	6.12
Agency - GSE	-	1.15	3.53	5.41	1.60
Pooled trust preferred securities	-	-	-	2.19	2.19
Total debt securities	-%	1.15%	2.31%	4.43%	3.33%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Uncertainty prevails in the financial markets and continues to effect the determination of fair value estimates for the securities in the Company’s investment portfolio. Though market values continue to remain below amortized cost, the fair values of the Company’s investment securities have improved since year-end 2010. Excluding the $5.1 million and $5.4 million net unrealized loss positions of the pooled trust preferred securities (PreTSLs) portfolio as of December 31, 2011 and 2010, respectively, the remaining net unrealized loss of $0.4 million in 2010 has turned positive into a $3.4 million net unrealized gain as of December 31, 2011. Management believes fair value changes are due primarily to the interest rate environment. When rates rise, bond pricing will decline and unrealized losses may again result. The net unrealized loss position in the PreTSL portfolio is the result of instability in the capital markets, limited and disorderly trading activity and illiquid conditions, not deterioration in the creditworthiness of the issuers.

Quarterly, management performs a review of the investment portfolio to determine the cause of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to earnings is recognized. If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, previous credit impairment charges may be fully or partially recovered.

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs). The market for these securities and other issues of PreTSLs as of and for the twelve months ended December 31, 2011 remained inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels. To date, there has not been a new PreTSL issue since the fourth quarter of 2007. Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market. There are currently very few market participants who are willing and/or able to transact for these securities. The Company was informed by its capital markets service provider that the volume of trading activity in PreTSLs is de minimis, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle. Therefore, the Company has concluded that the market for these securities continues to be inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exists with dislocation between spreads and default activity resulting in difficulties in assessing relative observable inputs to determine fair value. To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics. Specifically, a fair value “Level 3” modeled income approach that maximizes the use of observable inputs and minimizes the use of unobservable inputs is more representative of fair value than a market-quote approach. Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior. Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the year ended December 31, 2011, the Company’s engaged a structured finance products specialist firm to analyze the eight securities in the portfolio that have an amortized cost bases. The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest. One security was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary. The firm applied the following steps and assumptions to the remaining seven securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

o	Data about the transaction structure, as defined in the offering indenture and the underlying collateral, were collected;

o	The credit quality of the collateral was estimated using issuer specific probability of default for each security. Deferral of interest payments are treated as defaults. Once an issuer defaults, the potential for the tendency is correlated among other issuers. The loss given default, or the amount of cash lost to the investor is assumed to be 100% with no recovery of principal and no prepayments;

o	The analysis uses a Monte Carlo simulation framework to simulate the time-to-default on a portfolio of obligors based on individual obligor default probabilities and inter-obligor correlations;

o	Cash flow modeling was performed using the output from the simulation engine to arrive at the single best estimate of cash flow with respect to each tranche;

o	Present value techniques as prescribed in the accounting guidance are used to determine the expected cash flows of each of the tranches. The present value technique for one of the OTTI securities is based upon a discount rate determined at the time of acquisition. For the other six OTTI securities, the discount rate used in the present value calculation is the yield to accrete beneficial interest;

o	The present value results are then compared to the present value cash flow results from the immediately prior measurement date. An adverse change in estimated cash flow from the previous measurement date is indicative of credit related OTTI. If the present value of the cash flow is less than the amortized cost basis, the difference is charged to current earnings as an impairment loss on investment securities.

The results of the OTTI analysis (refer to Note 3, “Investment securities”, within the notes to the consolidated financial statements for a complete description of the analysis performed) determined that as of and for the year ended December 31, 2011, the estimated value, based on the expected discounted cash flow, of three PreTSLs: IV, XIX and XXIV was insufficient to recover the amortized cost basis, and therefore has experienced credit-related impairment of $0.2 million for the year ended December 31, 2011 compared to $11.8 million of credit OTTI in 2010. Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statement of income. Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. The Company was not required to purchase FHLB stock during 2011 and 2010. Excess stock is typically repurchased from the Company at par if the level of borrowings decline to a predetermined level. In addition, the Company would typically earn a return or dividend on the amount invested. In order to preserve its capital, in 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. Based on the financial results of the FHLB for the years December 31, 2011 and 2010, management had concluded that the suspension of both the dividend payments and excess capital stock redemptions is temporary in nature. During the fourth quarter of 2010, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension. Since then, the Company was able to redeem approximately $1.1 million of its FHLB stock. During the first quarter of 2012, the FHLB declared its first cash dividend since 2008. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired. There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

Loans

The Company originates commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans. The relative volume of originations is dependent upon customer demand, current interest rates, the perception and duration of future interest rate levels and the general feeling as to the current and projected economy. As part of the overall strategy to serve the business community which is directly tied to the Company’s profitability, the Company is focused on developing and implementing products and services to the broad spectrum of businesses that operate in our marketplace. The Company’s goals center on building relationships by providing credit and cash management products, deposit products and services, continuing to diversify its loan portfolio and utilizing loan participations and guaranty programs to reduce risk in credit transactions.  A loan participation is a tool that allows a community bank to meet the needs of its local customer base. Certain customers, from time-to-time, may require funding that is out of the lending limit of a local community bank, or even if the loan is within its legal lending limit, a bank may desire to reduce its exposure to the risks associated with a large credit. In such circumstances, it allows a bank to originate the loan, and subsequently sell a portion, or portions, of that loan to other financial institutions, thereby mitigating the risk. These sold portions of the loan are referred to as loan participations.

Net of loan participations, in 2011 the Company originated $30.9 million of commercial and industrial loans and $9.6 million of commercial real estate loans compared to $26.0 million and $12.0 million, respectively in 2010. Also, during 2011, the Company originated $19.1 million of residential real estate loans for portfolio retention and $19.1 million of consumer loans, compared to $13.7 million and $16.0 million, respectively, in 2010. Included in mortgage loans were $4.3 million of residential real estate construction lines in 2011 and $4.7 million in 2010. In addition for 2011, the Company had net originations of lines of credit in the amounts of $24.8 million for commercial borrowers and $10.4 million in home equity and other consumer lines of credit.

Commercial and industrial

The C&I portfolio decreased $16.7 million, or 19.7%, from $85.1 million at December 31, 2010 to $68.4 million at December 31, 2011. The portfolio decline was the result of pay-offs and the continuing efforts to participate new and existing loan relationships. The continuing economic recession both nationally and locally, as well as the difficulty for business customers’ ability to adhere to the Company’s underwriting policies and procedures also played a factor in considering demand for new credit. Because of the current economic uncertainty’s effect on businesses’ cash flow, current underwriting standards will remain in place with the 2012 expectation being controlled C&I loan growth.

Commercial real estate

The CRE portfolio declined $3.7 million, or 2.2%, from $169.2 million at December 31, 2010 to $165.5 million as of December 31, 2011. The major factor contributing to the decline in the CRE portfolio revolves around a depressed local commercial real estate market. The Company desires to selectively originate loans in the non-owner occupied commercial real estate portfolio, due to the accompanying increased credit risks. The 2012 efforts will center on growth in owner occupied commercial real estate, utilizing programs to reduce risk to the Company and provide competitive terms and conditions to its customers.

Residential

The residential portfolio increased $9.9 million, or 13.3%, from $74.3 million at December 31, 2010 to $84.2 million at December 31, 2011. The increase was primarily due to a mortgage loan modification program, afforded only to high quality customers, and selectively maintaining in-house (not selling to the secondary market) FNMA qualifying fixed-rate mortgages up to a 15-year term. Through the mortgage modification program, the Company is taking advantage of the low interest rate environment and, in most cases, adjusting the term to 15 years or less which will allow the Company to keep these quality loans in-house. During the beginning of 2012, the Company’s expects the mortgage loan modification program to continue, which in turn will provide interest income and supplement fee income.

Consumer loans

Consumer loans as in prior years saw an increase of $1.1 million, or 1.2%, from $87.2 million at December 31, 2010 to $88.3 million at December 31, 2011. While the consumer portfolio remained relatively stable during 2011, there was fluctuation in a few classes within this segment. Home Equity installment loans saw a decrease of $3.7 million, which was almost entirely offset by a $3.3 million increase in home equity lines of credit. The Company attributes this fluctuation within the portfolio to home equity installment loan pay-offs from mortgage refinancing and by promotions during 2011 that featured home equity lines of credit with a floating rate that was tied to the national prime rate index.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%

Commercial and industrial	$68,372	16.8%	$85,129	20.5%	$77,071	17.9%
Commercial real estate:
Non-owner occupied	79,475	19.6	87,355	21.0	99,397	23.1
Owner occupied	76,611	18.9	69,338	16.7	79,013	18.3
Construction	9,387	2.3	12,501	3.0	11,078	2.6
Consumer:
Home equity installment	36,390	9.0	40,089	9.6	48,177	11.2
Home equity line of credit	32,486	8.0	29,185	7.0	21,851	5.1
Auto	13,539	3.3	10,734	2.6	9,857	2.3
Other	5,833	1.4	7,165	1.7	5,760	1.3
Residential:
Real estate	80,091	19.7	68,160	16.4	70,958	16.5
Construction	4,110	1.0	6,145	1.5	7,535	1.7
Gross loans	406,294	100.0%	415,801	100.0%	430,697	100.0%
Less:
Allowance for loan losses	(8,108)		(7,898)		(7,573)
Net loans	$398,186		$407,903		$423,124

Loans held-for-sale	$4,537		$213		$20

	2008		2007
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$80,708	18.3%	$72,461	17.0%
Real estate:
Commercial	164,772	37.4	143,596	33.7
Residential	98,510	22.3	116,978	27.5
Construction	11,427	2.6	10,703	2.5
Consumer	85,091	19.3	81,998	19.2
Direct financing leases	444	0.1	512	0.1
Gross loans	440,952	100.0%	426,248	100.0%
Less:
Allowance for loan losses	(4,745)		(4,824)
Net loans	$436,207		$421,424

Loans held-for-sale	$84		$827

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2011. Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$26,392	$22,004	$19,976	$68,372
Commercial real estate	40,443	76,503	39,140	156,086
Commercial real estate construction	9,387	-	-	9,387
Residential real estate construction	4,110	-	-	4,110
Total	$80,332	$98,507	$59,116	$237,955

Both residential and commercial real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the greater than one-year sensitivity changes in interest rates for commercial and CRE loans as of December 31, 2011:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$18,879	$38,354	$57,233
Variable interest rate	91,659	36,968	128,627
Total	$110,538	$75,322	$185,860

Non-refundable fees and costs associated with all loan originations are deferred. Using the principal reduction method, the deferral is released as charges or credits to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.

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

Loans HFS as of December 31, 2011 were $4.5 million which approximates fair value compared to $0.2 million, respectively, at December 31, 2010. During 2011, the Company originated $45.1 million of residential mortgages HFS, compared to $55.9 million in 2010. The high volume in both years was a function of the sustaining low interest rate environment which bolstered refinancing of existing home debt, albeit tempering in 2011. During 2011, residential mortgage loans with principal balances of $46.1 million were sold into the secondary market and the Company recognized net gains of approximately $0.7 million, compared to $61.3 million and $0.8 million, respectively during 2010. The Company expects residential mortgage loan origination activity to continue to recede during 2012.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships with its loyal customer base. At December 31, 2011 and 2010, the servicing portfolio balance of sold residential mortgage loans was $193.5 million and $188.6 million, respectively.

Allowance for loan losses

Management evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses (the allowance) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

Total charge-offs, net of recoveries, for 2011 were $1.6 million, compared to $1.8 million in 2010. Commercial and industrial loans recorded a net recovery of $0.3 million during 2011, as opposed to net charge-offs of $0.4 million for 2010. The Company realized a $0.4 million recovery in the fourth quarter of 2011 on a previously charged-off loan which lead to the net recovery. Consumer loan net charge-offs of $0.6 million were recorded during 2011 versus $0.4 million of net charge-offs during 2010. There were $0.7 million of commercial real estate net charge-offs during 2011 versus $0.9 million recorded in 2010. Residential real estate net charge-offs totaled $0.6 million for 2011. There were no residential real estate net charge-offs for 2010. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.1 million at December 31, 2011, an increase of $0.2 million from December 31, 2010. The increase in the allowance was primarily driven by increased historical loss percentages applied to the loan pools in the allowance calculation.

Management believes that the current balance in the allowance for loan losses of $8.1 million is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2011		2010		2009		2008		2007

Balance at beginning of period	$7,898		$7,574		$4,745		$4,824		$5,444

Charge-offs:
Commercial and industrial	128		452		983		168		376
Commercial real estate	699		892		844		565		-
Consumer	654		463		433		351		256
Residential	577		2		9		45		90
Total	2,058		1,809		2,269		1,129		722

Recoveries:
Commercial and industrial	407		4		35		61		16
Commercial real estate	37		3		2		18		2
Consumer	17		39		11		31		19
Residential	7		2		-		-		125
Total	468		48		48		110		162
Net charge-offs	1,590		1,761		2,221		1,019		560
Provision (credit) for loan losses	1,800		2,085		5,050		940		(60)
Balance at end of period	$8,108		$7,898		$7,574		$4,745		$4,824

Net charge-offs to average total loans outstanding	0.39%		0.41%		0.51%		0.24%		0.13%
Allowance for loan losses to net charge-offs	5.10	x	4.48	x	3.41	x	4.66	x	8.62	x
Allowance for loan losses to total loans	1.97%		1.90%		1.75%		1.08%		1.13%
Loans 30 - 89 days past due and accruing	$4,358		$2,611		$5,173		$1,858		$4,698
Loans 90 days or more past due and accruing	$265		$289		$555		$604		$26
Non-accrual loans	$13,962		$9,969		$12,329		$3,493		$3,811
Allowance for loan losses to loans 90 days or more past due and accruing	30.55	x	27.36	x	13.65	x	7.85	x	189.41	x
Allowance for loan losses to non-accrual loans	0.58	x	0.79	x	0.61	x	1.36	x	1.27	x
Allowance for loan losses to non-performing loans	0.57	x	0.77	x	0.59	x	1.16	x	1.26	x
Average total loans	$411,839		$427,464		$432,642		$420,834		$424,781

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

Allocation of the allowance among major categories of loans for the past five years is summarized in the following table. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. The portion of the allowance designated as unallocated is within the Company’s guidelines.

(dollars in thousands)	2011	%	2010	%	2009	%
Category
Commercial real estate	$3,979	49.1%	$4,238	53.7%	$4,314	56.9%
Commercial and industrial	1,221	15.1	1,368	17.3	1,406	18.6
Consumer	1,435	17.7	1,249	15.8	1,253	16.5
Residential real estate	1,051	13.0	863	10.9	505	6.7
Unallocated	422	5.1	180	2.3	96	1.3
Total	$8,108	100.0%	$7,898	100.0%	$7,574	100.0%

	2008	%	2007	%
Category
Real estate:
Commercial	$1,931	40.7%	$1,989	41.2%
Residential	711	15.0	637	13.2
Construction	67	1.4	53	1.1
Commercial and industrial	930	19.6	990	20.5
Consumer	973	20.5	961	19.9
Direct financing leases	7	0.1	9	0.2
Unallocated	126	2.7	185	3.9
Total	$4,745	100.0%	$4,824	100.0%

The allocation of the allowance for the commercial loan portfolio which is comprised of commercial real estate loans and commercial and industrial loans, accounted for approximately 64%, or $5.2 million of the total allowance for loan losses at December 31, 2011. Collateral values were prudently calculated to provide a conservative and realistic value supporting these loans. The Company uses information from its ongoing review process as well as appraisals from independent third parties and other current market information to support the valuations. The allocations to the other categories of loans are adequate compared to the actual two-year historical net charge-offs and qualitative adjustments. The 2011unallocated balance of $0.4 million resulted from the receipt of a $0.3 million recovery right at the year end. Approximately $1.5 million, or 19%, of the allowance is allocated to specifically identified impaired loans.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities. As of December 31, 2011, non-performing assets represented 3.58% of total assets compared to 2.38% at December 31, 2010.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Total loans, including loans held-for-sale	$410,831	$416,014	$431,919	$441,037	$427,076

Loans past due 90 days or more and accruing	$265	$289	$555	$604	$26
Non-accrual loans *	13,962	9,969	12,329	3,493	3,811
Total non-performing loans	14,227	10,258	12,884	4,097	3,837
Troubled debt restructurings	5,314	783	-	-	-
Other real estate owned	1,169	1,261	887	1,451	107
Non-accrual securities	1,038	1,091	583	-	-
Total non-performing assets	$21,748	$13,393	$14,354	$5,548	$3,944

Non-accrual loans to total loans	3.40%	2.40%	2.85%	0.79%	0.89%
Non-performing loans to total loans	3.46%	2.47%	2.98%	0.93%	0.90%
Non-performing assets to total assets	3.58%	2.38%	2.58%	0.96%	0.67%

* In the table above, the December 31, 2011 amount includes $1.4 million of non-accrual TDRs.

The composition of non-performing loans as of December 31, 2011 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$68,372	$-	$458	$458	0.67%

Commercial real estate:
Non-owner occupied	79,475	-	2,406	2,406	3.03%
Owner occupied	76,611	-	6,288	6,288	8.21%
Construction	9,387	-	656	656	6.99%
Consumer:
Home equity installment	36,390	-	1,017	1,017	2.79%
Home equity line of credit	32,486	-	730	730	2.25%
Auto	13,539	-	-	-	-
Other	5,833	-	-	-	-
Residential:
Real estate	80,091	265	2,329	2,594	3.24%
Construction	4,110	-	78	78	1.91%
Loans held-for-sale	4,537	-	-	-	-
Total	$410,831	$265	$13,962	$14,227	3.46%

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

The non-performing assets for the period were comprised of non-accruing commercial loans, non-accruing real estate loans, troubled debt restructurings, non-accrual securities and ORE. Most of the loans are collateralized, thereby mitigating the Company’s potential for loss. At December 31, 2011, $1.0 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status compared to $1.1 million at December 31, 2010. For a further discussion on the Company’s securities portfolio, see Note 3, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans increased from $10.3 million on December 31, 2010 to $14.2 million at December 31, 2011. At December 31, 2011, the over 90 day past due portion was $0.3 million and was comprised of three loans ranging from $47,000 to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $2,700 to $3.4 million. At December 31, 2010, there were eight loans aggregating $0.3 million in the over 90 day category ranging from $200 to $0.3 million and 65 loans ranging from $2,900 to $1.8 million in the non-accrual category. The rise in the non-performing loans in 2011 was primarily a result of a borrower with two loans aggregating $3.4 million that failed to make required payments and the loans were placed in non-accruing status.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructuring (TDR). TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDR loans aggregated $6.7 million at December 31, 2011 which consisted of $5.3 million of accruing commercial real estate loans, $1.4 million of non-accrual commercial real estate loans, and $44,000 of accruing commercial loans. At December 31, 2010 TDRs aggregated $0.8 million most all of which were accruing commercial real estate loans. During the 2011 fiscal year, $0.5 million of TDR’s were removed from TDR status based upon performance. Additions were made to TDRs aggregating $6.5 million during the twelve month period ending December 31, 2011. In addition, during 2011, additional changes to the level of TDR’s occurred as follows; one loan was reduced by a charge-off of $75,000 to its fair value, and two loans were reduced by payments aggregating $8,000.

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

At December 31, 2011, the non-accrual loans aggregated $14.0 million as compared to $10.0 million at December 31, 2010. The net increase in the level of non-accrual loans during the period ending December 31, 2011 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $9.7 million were made during the year. These were offset by reductions or payoffs of $2.0 million, charge-offs of $1.7 million, $0.8 million of transfers to ORE and $1.2 million of loans that returned to performing status. Loans past due 90 days or more and accruing were $0.3 million at December 31, 2011, or marginally less than the amount as of December 31, 2010. The ratio of non-performing loans to total loans was 3.46% at December 31, 2011 and 2.47% at December 31, 2010.

Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. During 2011, the Company collected approximately $77,000 of interest income recognized on the cash basis. If the non-accrual loans that were outstanding as of December 31, 2011 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.6 million for the year ended December 31, 2011.

Bank premises and equipment, net

Net of accumulated depreciation, premises and equipment decreased $1.2 million, or 8%, during 2011. The Company purchased premises and equipment or transferred assets from construction in process, a component of other assets in the consolidated balance sheet, of approximately $0.3 million during 2011 compared to $1.0 million in 2010. In 2011, additions to accumulated depreciation of $1.5 million were the primary cause of the decrease.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $1.2 million at December 31, 2011 consisting of six properties which stemmed from unrelated borrowers, all of which were listed for sale with realtors. Three properties totaling $0.3 million were added during 2011 with the remaining $0.9 million in three properties, one of-which is a commercial property, stemming from 2010. As of December 31, 2010, ORE consisted of five properties at an aggregate value of $1.3 million.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Other assets

Other assets decreased $1.9 million, or 13%, to $13.0 million as of December 31, 2011 from $14.9 million at December 31, 2010. The decrease was caused by a $1.4 million decrease in the net deferred tax asset principally from the $4.1 million improvement in the market values of the Company’s AFS securities portfolio.

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

Overview

For the year ended 2011, the Company generated net income of $5.0 million, or $2.28 per diluted share, compared to the incurred net loss of $3.2 million, or $1.50 per diluted share, for the year ended December 31, 2010. For the year ended December 31, 2011, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.85% and 10.01% compared to -0.55% and -6.69%, respectively, for the year ended December 31, 2010. The credit-related other-than-temporary impairment (OTTI) charge in the Company’s pooled trust preferred securities portfolio amounted to $0.2 million compared to $11.8 million in 2010, from the stabilization in credit quality of the remaining performing collateral banks within each pool. This significant reduction in OTTI was the primary cause of the positive earnings, ROA and ROE.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated:

(dollars in thousands)	2011			2010			2009
	Average		Yield /	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets

Interest-earning assets
Interest-bearing deposits	$39,699	$101	0.25%	$25,701	$65	0.25%	$562	$1	0.10%
Investments:
Agency - GSE	23,863	420	1.76	23,872	856	3.58	36,842	1,769	4.80
MBS - GSE residential	42,719	908	2.13	26,216	786	3.00	11,072	618	5.58
State and municipal	27,075	1,799	6.65	23,100	1,543	6.68	24,278	1,610	6.63
Other	11,835	72	0.60	22,984	218	0.95	25,988	475	1.83
Total investments	105,492	3,199	3.03	96,172	3,403	3.54	98,180	4,472	4.56

Loans:
Commercial and CRE	248,836	13,745	5.52	265,193	15,200	5.73	261,842	15,829	6.05
Consumer	56,013	3,947	7.05	61,050	4,329	7.09	65,916	4,559	6.92
Residential real estate	106,748	5,449	5.10	100,894	5,375	5.33	104,481	5,787	5.54
Direct financing leases	242	15	6.05	327	20	6.10	403	25	6.12
Total loans	411,839	23,156	5.62	427,464	24,924	5.83	432,642	26,200	6.06

Federal funds sold	290	1	0.25	5,812	14	0.24	4,603	11	0.25

Total interest-earning assets	557,320	26,457	4.75%	555,149	28,406	5.12%	535,987	30,684	5.72%

Non-interest earning assets	39,007			32,405			29,289

Total Assets	$596,327			$587,554			$565,276

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$110,818	$501	0.45%	$99,638	$854	0.86%	$53,690	$404	0.75%
NOW	68,174	123	0.18	76,178	190	0.25	62,090	197	0.32
MMDA	92,790	551	0.59	82,676	640	0.77	106,115	1,624	1.53
CDs < $100,000	87,401	1,416	1.62	92,734	1,777	1.92	101,286	3,217	3.18
CDs > $100,000	45,787	1,076	2.35	52,691	1,610	3.05	63,436	2,435	3.84
Clubs	1,598	5	0.30	1,602	8	0.51	1,687	19	1.14
Total interest-bearing deposits	406,568	3,672	0.90	405,519	5,079	1.25	388,304	7,896	2.03

Repurchase agreements	11,939	52	0.44	12,692	89	0.70	8,743	28	0.32

Borrowed funds	21,692	1,037	4.78	41,131	1,660	4.03	45,979	2,873	6.25

Total interest-bearing liabilities	440,199	4,761	1.08%	459,342	6,828	1.49%	443,026	10,797	2.44%

Non-interest bearing deposits	102,440			76,707			70,285

Non-interest bearing liabilities	3,290			3,627			3,828

Total liabilities	545,929			539,676			517,139
				-
Shareholders' equity	50,398			47,878			48,137

Total liabilities and shareholders' equity	$596,327			$587,554			$565,276
Net interest income		$21,696			$21,578			$19,887
Net interest spread			3.67%			3.63%			3.28%
Net interest margin			3.89%			3.89%			3.71%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison between yields on interest-earning assets. Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses. Net deferred loan cost amortization of $0.2 million, $0.1 million and $0.2 million in 2011, 2010 and 2009, respectively, are included in interest income from loans. Securities include non-accrual securities. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

	Years ended December 31,
(dollars in thousands)	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Residential real estate	$304	$(230)	$74	$(195)	$(217)	$(412)
Commercial and CRE	(849)	(543)	(1,392)	198	(913)	(715)
Consumer	(361)	(24)	(385)	(348)	114	(234)
Total loans and leases	(906)	(797)	(1,703)	(345)	(1,016)	(1,361)
Investment securities, interest-bearing deposits and
Federal funds sold	380	(654)	(274)	792	(1,760)	(968)
Total interest income	(526)	(1,451)	(1,977)	447	(2,776)	(2,329)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(193)	(340)	(533)	(374)	(452)	(826)
Other	76	(949)	(873)	436	(2,428)	(1,992)
Total deposits	(117)	(1,289)	(1,406)	62	(2,880)	(2,818)
Other interest-bearing liabilities	(654)	(6)	(660)	(47)	(1,105)	(1,152)
Total interest expense	(771)	(1,295)	(2,066)	15	(3,985)	(3,970)
Net interest income	$245	$(156)	$89	$432	$1,209	$1,641

Like 2010, the interest rate yield curve remained positively sloped but at uniquely low levels. The FOMC has not adjusted the short-term federal funds rate which has remained near zero percent during 2010 and 2011. Similarly, at 3.25%, the national prime interest rate remained constant throughout 2011 as it did during all of 2010. National prime is a benchmark rate banks use to set rates on various lending and other interest-earning products. Operating in a very low interest rate environment has and will continue to challenge financial institutions in the coming year. The challenge facing banks in today’s markets is to: effectively fund long-termed interest producing-assets with shorter-termed interest-bearing liabilities; earn a positive spread; stabilize net interest margin at acceptable levels and simultaneously position the institution, by managing interest rate risk, when rates begin to rise and asset duration lengthens. In the second half of 2011, the Company had begun to feel the negative attributes of the prolonged low interest rate environment. The Company’s cost of funds, though at record low levels, has little room for additional downward adjustment. As such, the Company may be unable to reduce its funding rates as quickly as the yields from interest-earning assets continue to decline. Accordingly, the Company’s net interest margin may continue to contract. In the near-term, the Company expects to minimize fixed-rate asset growth while it operates in this prolonged low interest rate environment.

The Company’s overall cost of funds, which includes the effect of non-interest bearing DDA balances as a no-cost funding source has declined 39 basis points, from 1.27% to 0.88%, for the year ended December 31, 2010 and 2011, respectively. This decline is in contrast to the 83 basis point decline experienced in the prior year measurement period. The yield on earning-assets declined 37 basis points from 2010 to 2011. These two factors will continue to pressure margins in 2012 and possibly longer depending on the duration of the interest rate environment. Therefore, though the Company employs prudent lending underwriting standards and maintains a healthy loan pipeline, net interest margin is expected to contract marginally.

If market rates along with national prime remain at current levels, loan originations, renewing commercial and residential loans and lines of credit could continue to price below the average 2010 and 2011 portfolio yields. In addition, the decrease in the Treasury yields and other capital market rates, which began four years ago, has had and could continue to have an unfavorable impact on the Company’s total 2011 and 2012 investment portfolio yield. Total interest income declined 7%, or $2.0 million, from $27.6 million in 2010 to $25.6 million in 2011. Management expects yields to continue to experience a period of descent on its interest-earning assets during 2012.

Interest expense decreased $2.1 million, or 30%, from $6.8 million in 2010 to $4.7 million in 2011. Though the Company recorded a $1.1 million net increase in average interest-bearing deposits, interest expense on deposits declined $1.4 million in 2011 compared to 2010 caused by a 35 basis point decline on rates paid. Interest expense on borrowed funds declined $0.6 million during 2011. The lower interest from borrowings was from the $11.0 million reduction in long-term debt during the latter part of 2010. The 2010 advance with the FHLB carried an interest rate of 5.59%.

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

The resulting performance that the mix of the Company’s interest-sensitive assets and liabilities and the impact the yield curve slope has had during 2011, combined with non-renewal and early pay-off of high-costing long-term debt, caused net interest income to approximate the same level as in 2010. On a tax-equivalent basis, the net interest rate spread increased four basis points from 3.63% to 3.67% and the tax-equivalent margin remained stable at 3.89% in 2010 and 2011.

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

Provisions for loan losses of $1.8 million were made for the year ended December 31, 2011 as compared to $2.1 million for the December 31, 2010 year.  The allowance for loan losses was $8.1 million as of December 31, 2011 compared to $7.9 million as of December 31, 2010. Deterioration in overall asset quality primarily occurred from a $3.4 million single, well-collateralized owner-occupied commercial real estate loan relationship placed on non-accrual status in the 2011 fourth quarter.  Because of this loan's collateral coverage level, the required provision for loan loss was not significant.  This plus the receipt of $0.4 million in recoveries lowered the level of provision for loan loss during the period.

For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at December 31, 2011 and December 31, 2010” above.

Other income (loss)

For the year ended December 31, 2011, the Company recorded net other (non-interest) income of $5.7 million compared to a non-interest loss of $6.4 million recorded during the year ended December 31, 2010. In 2011, a non-cash other-than-temporary impairment (OTTI) charge of $0.2 million was recognized compared to $11.8 million recognized for the year ended December 31, 2010. The OTTI charges are related to the Company’s investment in pooled trust preferred securities. The carrying values of these securities were written down to their fair values as management has deemed the impairment to be other-than-temporary. For a further discussion on the Company’s investment in pooled trust preferred securities see Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, contained within this management’s discussion and analysis. Excluding the OTTI charges in 2011 and 2010, other non-interest income increased $0.5 million in 2011. Continued success in financial services and trust activities as well as more fees from interchange and other core non-interest revenue-generating activities were only partially offset by lower levels of service charges on deposits.

Other expenses

For the year ended December 31, 2011, other (non-interest) expenses remained relatively unchanged at $18.0 million compared to 2010. Though salary and employee benefits decreased $0.2 million or 2%, the 2010 amount includes $0.4 million in one-time severance and termination payouts. Excluding the one-time termination payout event, salary and benefits increased $0.2 million. The increase was due to higher incentive and group insurance costs. The average number of full-time equivalent (FTE) employees for the twelve months ended December 31, 2011 was 159 compared to 166 average FTEs during the twelve months ended December 31, 2010. The $0.2 million, or 6%, increase in premises and equipment was predominately caused by higher lease expenses in the current year compared to 2010. The 2010 figure includes a required downward adjustment to lease obligations upon the execution of a renegotiated branch facility lease agreement. In addition, higher utility costs, expenses associated with facilities and equipment maintenance added to the increase in premises and equipment expenses. Loan collection and ORE expenses increased $72,000, or 11%, due to the increased level of non-performing loans for which expenses were incurred. The $0.2 million, or 28%, decline in FDIC insurance premiums was caused by the initial application of the new assessment calculation. The $0.1 million, or 11%, decline in advertising and marketing was caused by the non-recurring nature of costs incurred in 2010.

The ratios of non-interest expense less non-interest income to average assets, known as the industry’s expense ratio, at December 31, 2011 and 2010 were 2.04% and 2.07%, respectively. The expense ratio, which excludes OTTI and other securities transactions, declined due to improved non-interest earnings, stable operating expenses and a higher average balance sheet.

Provision for income taxes

A pre-tax gain in 2011 compared to a pre-tax loss in 2010 was the cause of a tax provision in the current year compared to a tax credit in 2010.

Comparison of Financial Condition as of December 31, 2010

and 2009 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Consolidated assets increased $5.7 million, or 1%, during the year ended December 31, 2010 to $561.7 million. The increase was primarily the result of increased deposits of $23.5 million, or 5%, and increased shareholders’ equity of $1.1 million, or 2%. The cash inflow from deposits enabled the Company to reduce total borrowings by $19.0 million, or 39%. The increase in shareholders' equity was predominantly from $1.0 million of common stock issued via the Company’s dividend reinvestment and employee stock purchase plans.

Deposits

Total deposits increased $23.5 million, or 5%, during 2010 to $482.4 million. The increase stemmed from growth in savings and clubs of $19.5 million, NOW accounts of $5.5 million and non-interest bearing DDAs of $14.9 million, partially offset by a $4.6 million decline in CDs and money market accounts of $11.9 million.

Short-term borrowings

Because of the success in deposit growth, during 2010 the Company’s usage of overnight borrowings was minimal and allowed the reduction of overnight funding entirely, or by $8.6 million from 2009. During 2010 the Company borrowed and repaid a $9.5 million advance with the FHLB. The advance was a low-cost, short-term means to accommodate a match- funded commercial loan with a municipal customer.

Due to the constant flow of funds into and out of the sweep product, their balances tend to be somewhat volatile, mimicking the likes of a DDA. Customer liquidity is the typical cause for variances in repurchase agreements, which during 2010 declined $0.2 million from $7.7 million at December 31, 2009 to $7.5 million as of December 31, 2010.

Long-term debt

The weighted-average rate in effect on funds borrowed at December 31, 2010 was 4.87% compared to 5.11% as of December 31, 2009. The 2010 weighted-average rate was 25 basis points below the tax-equivalent yield of 5.12% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2010. Interest rates on the $21.0 million balances of two long-term advances are fixed until 2013 and 2016, but are structured to adjust quarterly should market interest rates increase beyond the issues’ original or strike rates. Significant prepayment penalties are attached to the borrowings thereby creating a disincentive from paying off the higher cost advances. However, in the event underlying market rates drift above the rates currently paid on these borrowings, the fixed-rate would convert to a floating rate advance and at that time, the Company would have the option to repay or to renegotiate the converted advance rate. As of December 31, 2010, the Company had the ability to borrow an additional $163.6 million from the FHLB.

Investments

As of December 31, 2010, AFS debt securities were recorded with an unrealized net loss of $5.9 million while equity securities were recorded with an unrealized gain of $0.2 million. As of December 31, 2010 and December 31, 2009, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $48,000 and $56,000, respectively.

As of December 31, 2010, the carrying value of investment securities totaled $83.4 million, or 15% of total assets, compared to $76.5 million, or 14% of total assets at December 31, 2009.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2010 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
Agency - GSE	-%	6.08%	2.65%	4.40%	3.10%
MBS - GSE residential	-	-	5.87	6.19	6.18
State & municipal subdivisions	-	1.01	2.62	5.35	3.73
Pooled trust preferred securities	-	-	-	1.67	1.67
Total debt securities	-%	1.13%	2.94%	3.94%	3.75%

As of December 31, 2010, the debt securities with unrealized losses had 14.7% depreciation; an improvement compared to 25.9% at December 31, 2009. The most significant component of the $5.9 million net unrealized loss position in the AFS debt securities portfolio was $5.4 million from the Company’s investments in pooled trust preferred securities.

The Company determined that as of December 31, 2010, the amortized cost of 12 PreTSLs: IV, V, VII, IX, XI, XV, XVI, XVII, XVIII, XIX, XXIV and XXV had declined $11.9 million in total during 2010 and since the present value of the security’s expected cash flows were insufficient to recover the entire amortized cost, the securities are deemed to have experienced credit-related OTTI in the amount of $11.8 million which was charged to current earnings as a component of other income in the consolidated statement of income for the year ended December 31, 2010.

Loans

As a part of the risk management practices of the Company, gross loans were strategically reduced $14.9 million, or 3%, from $430.7 million at December 31, 2009 to $415.8 million as of December 31, 2010. Gross loans represented 74% of total assets at December 31, 2010, compared to 77% of total assets as of December 31, 2009.

Net of loan participations, in 2010 the Company originated $26.0 million of commercial and industrial loans and $12.0 million of commercial real estate loans compared to $23.0 million and $9.7 million, respectively in 2009. Also, during 2010, the Company originated $13.7 million of residential real estate loans for portfolio retention and $16.0 million of consumer loans, compared to $13.8 million and $20.6 million, respectively, in 2009. Included in mortgage loans are $4.7 million of residential real estate construction lines in 2010 and $8.3 million in 2009. In addition for 2010, the Company had net originations of lines of credit in the amounts of $20.2 million for commercial borrowers and $16.8 million in home equity and other consumer lines of credit.

Net origination activity declined 1% in 2010 compared to 2009. The decline in the commercial and CRE originations was due to weak economic conditions and the related strict underwriting practices that the Company employs to help ensure against possible future losses, as well as selling participations in commercial and industrial and commercial real estate loans.

Commercial and industrial

Commercial and industrial lending increased $8.1 million, or 10%, to $85.1 million during 2010. While the majority of this portfolio remained unchanged, with originations replacing scheduled run-off, the Company saw an increase in municipal tax anticipation loans. Tax anticipation loan activity provides the Company an opportunity to establish deposit and trust relationships in addition to provide for the funding needs of the local municipal and school district communities.

Commercial real estate

Commercial real estate lending saw a decrease of $20.3 million, or 11%, from $189.5 million at December 31, 2009 to $169.2 million as of December 31, 2010. There were several factors contributing to this overall decrease, including the selling of participations, the Company’s decision to maintain its pricing standards and the resolution of several large commercial credits that were not renewed due to the strict underwriting standards of the Company, which are reflective of the current economic conditions.

Residential real estate

Residential real estate saw a decline of $4.2 million, or 5%, to $74.3 million during 2010. The majority of this decrease was due to refinance activity associated with the low interest rate environment. Loans within the Company’s residential real estate portfolio were refinanced, to long-term, fixed-rate loans, and subsequently sold into the secondary market, consistent with the risk management practices of the Company.

Consumer loans

Consumer loans saw a modest increase of $1.5 million, or 2%, from $85.7 million at December 31, 2009 to $87.2 million at December 31, 2010. While the consumer portfolio remained relatively stable during 2010, there was a flux in a few of the classes within this segment. Home equity installment loans saw a decrease of $8.1 million, which was almost entirely offset by a $7.3 million increase in home equity lines of credit. The Company credits this fluctuation within the portfolio to home equity installment loan pay-offs from mortgage loan refinancing partially offset by promotions run during 2010 featuring home equity lines of credit with a floating rate that was tied to the national prime rate.

Loans held-for-sale

Loans HFS as of December 31, 2010 were $0.2 million which approximates fair value compared to $1.2 million, respectively, at December 31, 2009. During 2010, the Company originated $55.9 million of residential mortgages HFS, compared to $87.9 million in 2009. The higher volume in 2009 was a function of the low interest rate environment which produced a spike in the refinance of existing home debt. During 2010, residential mortgage loans with principal balances of $61.3 million were sold into the secondary market and the Company recognized net gains of approximately $0.8 million, compared to $98.2 million and $1.1 million, respectively during 2009. The Company expected residential mortgage loan origination activity to continue to recede during 2011.

At December 31, 2010 and 2009, the servicing portfolio balance of sold residential mortgage loans was $188.6 million and $157.5 million, respectively.

Allowance for loan losses

Total charge-offs, net of recoveries, for the twelve months ended December 31, 2010, were $1.8 million, compared to $2.2 million in the twelve months of 2009. The $0.4 million decrease resulted primarily from fewer charge-offs of impaired loans in the current year. Commercial real estate loan net charge-offs of $0.9 million were recorded during the twelve months ending December 31, 2010 versus $0.8 million at December 31, 2009. Commercial and industrial loan net charge-offs were $0.4 million for the twelve months ended December 31, 2010 compared to net charge-offs of $0.9 million in the same period of 2009. There were no residential real estate loan net charge-offs for the twelve months ended December 31, 2010 compared to $9,000 in the like period of 2009. Consumer loan net charge-offs of $0.4 million were recorded during the twelve months ended December 31, 2010 and 2009. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $7.9 million at December 31, 2010, an increase of $0.3 million from December 31, 2009. The increase in the allowance was primarily driven by increased historical loss percentages applied to the loan pools in the allowance calculation.

The allocation of the allowance for the commercial loan portfolio which is comprised of commercial real estate loans and commercial and industrial loans, accounted for approximately 71%, or $5.6 million of the total allowance for loan losses at December 31, 2010. Collateral values were prudently calculated to provide a conservative and realistic value supporting these loans. The Company uses information from its ongoing review process as well as appraisals from independent third parties and other current market information to support the valuations. The allocations to the other categories of loans are adequate compared to the actual two-year historical net charge-offs. Approximately $1.0 million, or 13%, of the allowance is allocated to specifically identified impaired loans.

Non-performing assets

As of December 31, 2010, non-performing assets represented 2.38% of total assets compared to 2.58% at December 31, 2009. The majority of the decrease in non-performing assets for the period is mainly attributed to a reduction of the non-accrual loans. However, during the period $1.1 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status, compared to $0.6 million in 2009. There were no non-accrual securities prior to 2009. For a further discussion on the Company’s securities portfolio, see Note 3, “Investment Securities”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8, and the section entitled, “Investments”, contained within management’s discussion and analysis. Most of the non-accrual loans are collateralized, thereby mitigating the Company’s potential for loss. In 2009, non-performing loans were $12.9 million and $10.3 million at year-end 2010. The decrease occurred mainly in the commercial loan portfolio as several borrowers were able to meet their contractual repayment obligations as a result of the improved economic conditions. Action plans for the resolutions of each of the Company’s non-performing loans have been developed, monitored and are periodically updated as needed. There were no repossessed assets at December 31, 2010 or 2009. ORE at December 31, 2010 consisted of five properties which are listed for sale with realtors. ORE at year-end 2009 consisted of three properties. The non-accrual loans aggregated $10.0 million at December 31, 2010 and were $12.3 million at December 31, 2009. During 2010, approximately $8.3 million of loans were placed on non-accrual status. These were partially offset by reductions or payoffs of $7.9 million, charge-offs of $1.3 million, $1.1 million of transfers to ORE and $0.4 million of loans that returned to performing status. Loans past due 90 days or more and accruing totaled $0.3 million at December 31, 2010 compared to $0.6 million, at December 31, 2009. The percentage of non-performing assets to total assets was 2.38% at December 31, 2010, a decrease from 2.58% at December 31, 2009. Non-performing loans to total loans were 2.47% at December 31, 2010, and 2.98% at December 31, 2009.

There were two troubled debt restructured loans (TDRs) at December 31, 2010. The TDRs are accruing and performing loans on which the Company has granted certain concessions to provide payment relief to the borrower. These concessions generally consist of the deferral of principal and or interest payments for a period of time, or a partial reduction in interest payments.

During 2010, the Company collected approximately $38,000 of interest income recognized on the cash basis. If the non-accrual loans that were outstanding as of December 31, 2010 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.6 million for the year ended December 31, 2010.

Bank premises and equipment, net

Net of accumulated depreciation, premises and equipment decreased $0.6 million, or 4%, during 2010. The Company purchased premises and equipment or transferred assets from construction in process, a component of other assets in the consolidated balance sheet, of approximately $1.0 million in total during 2010 compared to $0.9 million in 2009. During 2010, the Company entered into a new lease agreement with a new owner-landlord of its Eynon branch.

Foreclosed assets held-for-sale

Other Real Estate Owned

ORE was $1.3 million at December 31, 2010 consisting of five properties which stemmed from unrelated borrowers, all of which were listed for sale with realtors. Two of the properties were in the ORE account during 2009 at a fair value $0.3 million. These two properties were written down by $0.1 million during 2010 to the current fair value of $0.2 million based upon updated appraisals and market conditions. As of December 31, 2009 ORE consisted of three properties at an aggregate value of $0.9 million.

Other assets

Other assets increased 4% to $14.9 million as of December 31, 2010 from $14.4 million at December 31, 2009. The increase was caused by a $1.2 million increase in the net deferred tax asset from the current year impairment charges recognized partially offset by the tax effect of the decrease in the net unrealized loss position in the AFS securities portfolio. The net increase in the net deferred tax asset was partially offset by $0.7 million in amortization, or a decrease of the prepaid FDIC insurance premium that was established in 2009. The $2.0 million prepaid FDIC insurance premium will be released as a charge to earnings over the next two years.

Results of Operations

Earnings Summary

For the year ended 2010, the Company incurred a net loss of $3.2 million, or $1.50 per diluted share, compared to a net loss of $1.4 million, or $0.67 per diluted share, for the year ended December 31, 2009. For the year ended December 31, 2010, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were -0.55% and -6.69% compared to -0.25% and -2.91%, respectively, for the year ended December 31, 2009. The current year included a non-operating, non-cash, after-tax charge of $7.8 million related to OTTI in the Company’s AFS securities portfolio, compared to $2.2 million for the year ended December 31, 2009. Partially offsetting the OTTI charges in 2010 were increased net interest income of $1.6 million, or 9%, a lower provision for loan losses of $3.0 million and 6% lower operating expenses of $1.2 million. The increase in the net loss in 2010 caused a more negative ROA and ROE.

Net interest income

Like 2009, the interest rate yield curve remained positively sloped in 2010, but at uniquely low levels. The FOMC had not adjusted the short-term federal funds rate which has remained near zero percent during 2009 and 2010. Similarly, at 3.25%, the national prime interest rate remained constant throughout 2010 as it did during all of 2009. National prime is a benchmark rate banks use to set rates on various lending and other interest-earning products. Operating in a very low interest rate environment during 2010 continued to suppress asset growth.

The effect of this low interest rate level had been to continue to exert downward pressure on the yields of the Company’s interest-earning assets. With rate-cutting beginning three years ago, this pressure existed with increasing momentum through 2010. The Company was able to more than offset this pressure by periodically adjusting rates on its interest-bearing deposits. In response to the swift downward shift in rates, the Company’s asset/liability committee assessed, among other things, the impact the interest rate movements had on its earning assets. Where necessary, rate adjustments to interest-bearing deposits and repurchase agreements were implemented and high-costing long-term wholesale funding sources were paid off and not renewed, all of which helped minimize the effect rate changes had on net interest income. The committee meets frequently and successfully implemented rate setting strategies to help mitigate the interest rate risk inherent in the balance sheet and was able to preserve its net interest margin to acceptable levels. The Company’s overall cost of funds, which included the effect of non-interest bearing DDA balances as a no-cost funding source declined 83 basis points, from 2.10% to 1.27% for the years ended December 31, 2009 and 2010, respectively.

As market rates along with national prime remained steady throughout 2010, loan originations, renewing commercial and residential loans and lines of credit continued to price below the average 2009 and 2010 portfolio yields. In addition, the decrease in the Treasury yields and other capital market rates, which began in 2008, had an unfavorable impact on the Company’s total 2010 investment portfolio yield. The prevalent low interest rate environment of 2010 had a negative impact on the Company’s interest-earning assets. Total interest income declined 8%, or $2.3 million, from $29.9 million in 2009 to $27.6 million in 2010 and caused the tax-equivalent yield on earning assets to continue to slide – decreasing 60 basis points compared to 2009.

Interest expense decreased $4.0 million, or 37%, from $10.8 million in 2009 to $6.8 million in 2010. The lower interest rate environment that dominated the economy over the last three years required the Company to periodically reduce offering rates on both its deposit and repurchase agreement products. Though the Company recorded a $17.2 million net increase in average interest-bearing deposits, interest expense on deposits declined $2.8 million in 2010 compared to 2009 caused by a 78 basis point decline on rates paid. The effect of the increase in average interest-bearing deposits was an additional $62,000 in interest expense. Interest expense on borrowed funds declined $1.2 million during 2010, mostly from the 205 basis point reduction in rates paid. The lower interest from borrowings was from the $11.0 million reduction in long-term debt during the latter part of 2010 and the reduction of $20.0 million in long-term debt in 2009. The 2010 advance with the FHLB carried an interest rate of 5.59%. The 2009 paid-off advances carried a weighted-average rate of 5.72% including a $10.0 million, 6.12% piece that was scheduled to mature in 2010. The early pay-down required a $0.5 million prepayment of interest that is included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2009.

The resulting performance that the mix of the Company’s interest-sensitive assets and liabilities and the impact the yield curve slope had during 2010, combined with non-renewal and early pay-off of high-costing long-term debt, caused net interest income to increase $1.6 million, or 9%, from $19.1 million in 2009 to $20.8 million in 2010. On a tax-equivalent basis, the net interest rate spread increased 35 basis points from 3.28% to 3.63% and the tax-equivalent margin improved 18 basis points, from 3.71% in 2009 to 3.89% in 2010, respectively.

Provision for loan losses

Provisions for loan losses of $2.1 million were made for the year December 31, 2010 as compared to $5.1 million for the December 31, 2009 year.  Improvement in overall asset quality primarily resulting from the successful resolution of several large commercial credits allowed for a lower provision for loan losses.

Other income (loss)

For the year ended December 31, 2010, the Company recorded a net other (non-interest) loss of $6.4 million compared to non-interest income of $2.2 million recorded during the year ended December 31, 2009. In 2010, a non-cash other-than-temporary impairment (OTTI) charge of $11.8 million was recognized compared to $3.3 million recognized for the year ended December 31, 2009. The OTTI charges were related to the Company’s investment in pooled trust preferred securities. The carrying values of these securities were written down to their fair values as management has deemed the impairment to be other-than-temporary. Excluding the OTTI charges in 2010 and 2009, other non-interest income was essentially unchanged, with the $0.3 million decline in gains recognized from mortgage banking services, lower fees from deposit service charges and financial services of $0.1 million and $47,000, respectively, were largely offset by transactions related to foreclosed properties held-for-sale and increased lending and interchange related fees.

Other expenses

For the year ended December 31, 2010, other operating expenses decreased $1.2 million, or 6%, from $19.2 million for the year ended December 31, 2009 to $18.0 million for the 2010 year. Despite a one-time $0.4 million severance and voluntary termination payout, from a planned organization restructuring and annual merit increases, salary and employee benefits declined $0.8 million, or 8%, in 2010 compared to 2009. The average full-time equivalent (FTE) number of employees was 166 in 2010 compared to 192 FTEs in 2009. Expenses related to premises and equipment declined $0.1 million, or 4%, in 2010 compared to 2009 including a decline in rental expense of $0.1 million. Savings from property insurance and facility maintenance also contributed to the reduction in premises and equipment. Advertising and marketing expense increased $0.2 million, or 15% in the current year. Costs associated with the development of the Company’s new website, the implementation of a Company branding campaign, expenses for disseminating customer notifications of federal regulatory changes and promotional related expenses for sales campaigns designed to strengthen services for deposit customers contributed to the increase. Professional services declined $0.1 million, or 8%, due in part to the one-time, $0.2 million consulting agreement expense paid to the Company’s former chief executive officer in 2009 partially offset by higher fees for audit and tax services. FDIC deposit insurance premiums declined $0.3 million, or 27% in 2010 compared to 2009. The 2009 amount includes special assessments intended to shore up the FDIC’s insurance reserve. Special assessments were not required in 2010.

The ratios of non-interest expense less non-interest income to average assets, known as the industry’s expense ratio, at December 31, 2010 and 2009 were 2.07% and 2.37%, respectively. The expense ratio, which excludes OTTI and other securities transactions, declined due to the lower expense base most notable in employee salary and benefit costs and lower professional services expenses.

Provision for income taxes

The Company’s larger pre-tax loss in 2010 compared to 2009 was the cause of a larger credit for income taxes in 2010 compared to 2009.

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

The following table presents, as of December 31, 2011, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$69,847	$43,144	$10,042	$2,312	$125,345
Long-term debt (2)	-	5,000	16,000	-	21,000
Repurchase agreements	9,507	-	-	-	9,507
Operating leases	384	715	693	4,215	6,007
Significant commitments:
Letters of credit	7,561	904	-	669	9,134
Loan commitments (3)	14,992	-	-	-	14,992
Total	$102,291	$49,763	$26,735	$7,196	$185,985

(1)	Includes certificates in the CDARS program.
(2)	$5.0 million due in 2013 was paid off in the first quarter of 2012.
(3)	Available credit to borrowers in the amount of $64.0 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk-weightings. The appropriate risk-weighting, pursuant to regulatory guidelines, required an increase in the weights applied to securities that are rated below investment grade, thereby inflating the total risk-weighted assets. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. The Company’s Total Risk Adjusted Capital Ratio was 13.0%, Tier I Capital Ratio was 11.7% and Leverage Ratio was 8.7% as of December 31, 2011. Additional information with respect to capital requirements is contained in Note 14, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year-ended December 31, 2011, total shareholders' equity increased $6.9 million, or 15%, due principally from the $5.0 million in net income added into retained earnings and the $2.7 million, after-tax decline in the net unrealized loss position in the Company’s investment portfolio. Capital was further enhanced by $1.3 million from investments in the Company’s common stock via the Employee Stock Purchase and Dividend Reinvestment Plans. These items were partially offset by the $2.2 million of cash dividends declared on the Company’s common stock. The Company’s primary source (use) of capital during the previous five years has been from the retention (use) of equity in undistributed earnings (losses). Undistributed earnings and other changes in capital are reflected below for the years indicated:

		Cash	Undistributed	DRP	Purchase of	Changes in	Capital
	Net	dividends	earnings	and ESPP	treasury	OCI and	retained
(dollars in thousands)	income (loss)	declared	(used) retained	infusion	stock	other changes	(used)
2011	$5,045	$(2,210)	$2,835	$1,284	$-	$2,731	$6,850
2010	(3,204)	(2,137)	(5,341)	1,056	-	5,384	1,099
2009	(1,400)	(2,078)	(3,478)	864	(57)	(615)	(3,286)
2008	3,636	(2,069)	1,567	132	(430)	(7,499)	(6,230)
2007	4,612	(1,922)	2,690	505	-	384	3,579

As of December 31, 2011, the Company reported a net unrealized loss position of $1.1 million, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $3.8 million as of December 31, 2010. Net of principal write-downs of the Company’s investments in pooled trust preferred securities, the Company’s unrealized loss position has improved from December 31, 2010. The prolonged economic slump has created uncertainty and illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios in the past several years. Management believes these changes are due mainly to liquidity problems in the financial markets and to a lesser extent the deterioration in the creditworthiness of the issuers. Also, when U.S. Treasury rates begin to rise, investment securities’ pricing will decline. Bond prices move inversely to the movement of interest rates. Nonetheless, there is no assurance that future realized and unrealized losses will not be recognized on the Company’s portfolio of investment securities. Further, the Company expects to continue to participate in the DRP and ESPP plans in order to augment earnings and bolster its capital position. These two plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet in years to come.

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

The Company utilizes a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity issues. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO. As of December 31, 2011 the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2011, the Company generated approximately $29.2 million of cash. During this period, the Company’s operations provided approximately $15.1 million mostly from the $20.8 million of net cash inflow from the components of net interest income, $1.3 million from of net proceeds from mortgage banking services, partially offset by net non-interest expenses and other net working capital cash flow. The cash generated from operations and the $34.3 million of cash inflow from deposits and repurchase agreements were used to help fund growth in investment portfolio and pay dividends. The balance of net funds generated will be retained and used to prudently grow interest-earning assets, facility upgrades and provide for the unpredictable behavior of deposit cash outflow.

As of December 31, 2011, the Company maintained $52.2 million in cash and cash equivalents and $112.7 million of investments AFS and loans HFS. In addition, as of December 31, 2011, the Company had approximately $105.6 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $20.0 million from the CDARS program and $22.3 million (including the Borrower-in-Custody [BIC] program) from the Discount Window of the Federal Reserve Bank (FRB). The purpose of the BIC arrangement is to provide flexibility to banks so they may increase their pool of pledged collateral while avoiding the inconvenience and cost of transporting collateral and supporting documentation to the FRB. The combined total of $333.8 million represented 55% of total assets at December 31, 2011. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2011 the Company maintained a one-year cumulative gap of positive (asset sensitive) $66.9 million, or 11%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2011:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$37,025	$-	$-	$15,140	$52,165
Investment securities (1)(2)	4,974	20,600	28,898	57,771	112,243
Loans (2)	136,982	69,394	124,784	71,563	402,723
Fixed and other assets	-	9,740	-	29,871	39,611
Total assets	$178,981	$99,734	$153,682	$174,345	$606,742
Total cumulative assets	$178,981	$278,715	$432,397	$606,742

Non-interest-bearing transaction deposits (3)	$-	$9,625	$26,423	$60,107	$96,155
Interest-bearing transaction deposits	108,577	14,299	117,802	53,624	294,302
Certificates of deposit	19,373	50,474	43,144	12,354	125,345
Repurchase agreements	9,507	-	-	-	9,507
Long-term debt (4)	-	-	5,000	16,000	21,000
Other liabilities	-	-	-	6,809	6,809
Total liabilities	$137,457	$74,398	$192,369	$148,894	$553,118
Total cumulative liabilities	$137,457	$211,855	$404,224	$553,118

Interest sensitivity gap	$41,524	$25,336	$(38,687)	$25,451
Cumulative gap	$41,524	$66,860	$28,173	$53,624

Cumulative gap to total assets	6.8%	11.0%	4.6%	8.8%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
(2)	Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.
(3)	The Company’s demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.
(4)	$5.0 million due in 2013 was paid off in the first quarter of 2012.

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

Earnings at Risk. An earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities re-price one-for-one with market rates (e.g., savings rate). The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rate simulation models.

Economic Value at Risk. An earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cash flows from the Company’s existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rate simulation models. The ALCO recognizes that, in some instances, this ratio may contradict the “earnings at risk” ratio.

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2011 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2011 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	4.6%	(1.9)%
Net income	14.2	(5.9)
Economic value at risk:
Economic value of equity	(8.3)	(8.9)
Economic value of equity as a percent of total assets	(0.7)	(0.8)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2011, the Company’s risk-based capital ratio was 13.0%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2012, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$21,333	$930	4.6%
+100 basis points	20,802	399	2.0
Flat rate	20,403	-	-
-100 basis points	20,204	(199)	(1.0)
-200 basis points	20,008	(395)	(1.9)

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

Recent Legislation and Rulemaking

Dodd-Frank Wall Street Reform and Consumer Protection Act.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) became law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that are likely to affect us and the community banking industry are the following:

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

Deposit Insurance. Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. Dodd-Frank requires publicly traded companies to give shareholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The SEC has finalized the rules implementing these requirements. According to the final rule, smaller reporting companies are exempt from the advisory votes on executive compensation for two years. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Limits on Interchange Fees. Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The interchange rules became effective on October 1, 2011.

Consumer Financial Protection Bureau. Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Future Outlook

We continue to operate in a challenging environment.  Economic growth remains weak, unemployment remains elevated and home values continue to remain soft.  In addition, the U.S. Treasury yield curve continues to exert downward pressure on long-term interest rates impacting lending product offerings as well as increasing loan prepayments.  However, we will work to improve asset quality and strengthen our financial condition. During 2012, we expect to grow cautiously with modest increases in loans funded mostly from organic growth in deposits.  With respect to the net interest margin, in the current low interest rate environment in conjunction with the propensity for increased loan prepayment activity, the net interest margin for 2012 may be somewhat lower than 2011. Management of the Company is prepared to address the challenges that lie ahead.

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

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Wilkes-Barre, Pennsylvania

March 20, 2012

Fidelity D & D Bancorp, Inc. and Subsidiary Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2011	2010

Assets:
Cash and due from banks	$15,158	$8,071
Interest-bearing deposits with financial institutions	37,007	14,896

Total cash and cash equivalents	52,165	22,967

Available-for-sale securities	108,154	82,941
Held-to-maturity securities	389	490
Federal Home Loan Bank stock	3,699	4,542
Loans, net (allowance for loan losses of $8,108 in 2011; $7,898 in 2010)	398,186	407,903
Loans held-for-sale (fair value $4,661 in 2011; $217 in 2010)	4,537	213
Foreclosed assets held-for-sale	1,169	1,261
Bank premises and equipment, net	13,575	14,764
Cash surrender value of bank owned life insurance	9,740	9,425
Accrued interest receivable	2,082	2,229
Other assets	13,046	14,938

Total assets	$606,742	$561,673

Liabilities:
Deposits:
Interest-bearing	$419,647	$396,667
Non-interest-bearing	96,155	85,781

Total deposits	515,802	482,448

Accrued interest payable and other liabilities	6,809	2,903
Short-term borrowings	9,507	8,548
Long-term debt	21,000	21,000

Total liabilities	553,118	514,899

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,254,542 in 2011; and 2,178,028 in 2010)	22,354	21,046
Retained earnings	32,380	29,545
Accumulated other comprehensive loss	(1,110)	(3,817)

Total shareholders' equity	53,624	46,774

Total liabilities and shareholders' equity	$606,742	$561,673

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years ended December 31,
(dollars in thousands except per share data)	2011	2010	2009

Interest income:
Loans:
Taxable	$22,420	$23,997	$25,522
Nontaxable	486	612	448
Interest-bearing deposits with financial institutions	101	65	1
Investment securities:
U.S. government agency and corporations	1,328	1,642	2,387
States and political subdivisions (nontaxable)	1,203	1,039	1,072
Other securities	64	211	468
Federal funds sold	1	14	11

Total interest income	25,603	27,580	29,909

Interest expense:
Deposits	3,672	5,078	7,895
Securities sold under repurchase agreements	52	89	28
Other short-term borrowings and other	1	2	35
Long-term debt	1,036	1,658	2,839

Total interest expense	4,761	6,827	10,797

Net interest income	20,842	20,753	19,112

Provision for loan losses	1,800	2,085	5,050

Net interest income after provision for loan losses	19,042	18,668	14,062

Other income (loss):
Service charges on deposit accounts	1,777	1,886	1,998
Interchange fees	972	815	661
Fees from trust fiduciary activities	420	348	333
Fees from financial services	556	343	391
Service charges on loans	721	710	624
Fees and other revenue	337	309	255
Earnings on bank-owned life insurance	315	308	309
Gain (loss) on sale, recovery, or disposal of:
Loans	799	798	1,060
Investment securities	63	2	11
Premises and equipment	(2)	(24)	(43)
Foreclosed assets held-for-sale	46	58	40
Write-down of foreclosed assets held-for-sale	(66)	(129)	(178)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(519)	(15,375)	(8,074)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	273	3,539	4,774
Net impairment losses on investment securities recognized in earnings	(246)	(11,836)	(3,300)
Total other income (loss)	5,692	(6,412)	2,161

Other expenses:
Salaries and employee benefits	8,786	9,001	9,763
Premises and equipment	3,633	3,427	3,557
Advertising and marketing	1,003	1,124	974
Professional services	1,289	1,168	1,274
FDIC assessment	617	859	1,177
Loan collection and other real estate owned	717	645	635
Office supplies and postage	426	433	498
Other	1,573	1,360	1,363

Total other expenses	18,044	18,017	19,241

Income (loss) before income taxes	6,690	(5,761)	(3,018)

Provision (credit) for income taxes	1,645	(2,557)	(1,618)

Net income (loss)	$5,045	$(3,204)	$(1,400)

Per share data:
Net income (loss) - basic	$2.28	$(1.50)	$(0.67)
Net income (loss) - diluted	$2.28	$(1.50)	$(0.67)
Dividends	$1.00	$1.00	$1.00

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2011, 2010 and 2009
						Accumulated
						other
	Capital stock		Treasury stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	Shares	Amount	earnings	loss	Total
Balance, December 31, 2008	2,075,182	$19,410	(12,255)	$(351)	$38,126	$(8,224)	$48,961
Cumulative effect of change in accounting principle					351	(351)	-
Total comprehensive loss:
Net loss					(1,400)		(1,400)
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $1,596						3,098	3,098
Net non-credit-related impairment losses on investment securities not expected to be sold, net of tax adjustments of ($1,603)						(3,111)	(3,111)
Change in cash flow hedge intrinsic value						(606)	(606)
Comprehensive loss							$(2,019)
Issuance of common stock through Employee Stock Purchase Plan	1,701	41					41
Purchase of treasury stock			(2,500)	(57)			(57)
Issuance of common stock through Dividend Reinvestment Plan	28,977	527	14,755	408	(113)		822
Stock-based compensation expense		5					5
Cash dividends declared					(2,078)		(2,078)
Balance, December 31, 2009	2,105,860	19,983	-	-	34,886	(9,194)	45,675
Total comprehensive income:
Net loss					(3,204)		(3,204)
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $2,299						4,463	4,463
Net non-credit-related impairment gains on investment securities not expected to be sold, net of tax adjustments of $471						914	914
Comprehensive income							$2,173
Issuance of common stock through Employee Stock Purchase Plan	4,754	67					67
Issuance of common stock through Dividend Reinvestment Plan	67,414	989					989
Stock-based compensation expense		7					7
Cash dividends declared					(2,137)		(2,137)
Balance, December 31, 2010	2,178,028	21,046	-	-	29,545	(3,817)	46,774
Total comprehensive income:
Net income					5,045		5,045
Change in net unrealized holding losses on available-for-sale securities, net of reclassification adjustment and net of tax adjustments of $1,295						2,514	2,514
Net non-credit-related impairment gains on investment securities not expected to be sold, net of tax adjustments of $99						193	193
Comprehensive income							$7,752
Issuance of common stock through Employee Stock Purchase Plan	4,801	67					67
Issuance of common stock through Dividend Reinvestment Plan	71,713	1,217					1,217
Stock-based compensation expense		24					24
Cash dividends declared					(2,210)		(2,210)
Balance, December 31, 2011	2,254,542	$22,354	-	$-	$32,380	$(1,110)	$53,624

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$5,045	$(3,204)	$(1,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	3,242	2,327	1,603
Provision for loan losses	1,800	2,085	5,050
Deferred income tax benefit	(115)	(4,123)	(1,776)
Stock-based compensation expense	24	7	5
Loss from investment in limited partnership	-	-	41
Proceeds from sale of loans held-for-sale	46,359	61,566	98,392
Originations of loans held-for-sale	(45,096)	(55,928)	(87,896)
Write-down of foreclosed assets held-for-sale	66	129	178
Earnings on bank-owned life insurance	(315)	(308)	(309)
Net gain from sales of loans	(799)	(798)	(1,060)
Net gain from sales and recoveries of investment securities	(63)	(2)	(11)
Net gain from sales of foreclosed assets held-for-sale	(46)	(58)	(40)
Loss on disposal of equipment	2	24	43
Other-than-temporary impairment on securities	246	11,836	3,300
Change in:
Accrued interest receivable	147	(73)	(26)
Other assets	591	784	(3,798)
Accrued interest payable and other liabilities	3,996	125	(501)

Net cash provided by operating activities	15,084	14,389	11,795

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	101	218	201
Available-for-sale securities:
Proceeds from sale	2,757	153	5,075
Proceeds from maturities, calls and principal pay-downs	30,719	40,563	39,348
Purchases	(55,964)	(51,703)	(39,614)
Decrease in FHLB stock	843	239	-
Net decrease (increase) in loans	1,798	7,701	(3,891)
Acquisition of bank premises and equipment	(418)	(880)	(1,066)
Proceeds from sale of foreclosed assets held-for-sale	891	571	894

Net cash (used in) provided by investing activities	(19,273)	(3,138)	947

Cash flows from financing activities:
Net increase in deposits	33,354	23,454	25,683
Net increase (decrease) in short-term borrowings	959	(7,985)	(21,597)
Repayments of long-term debt	-	(11,000)	(20,000)
Purchase of treasury stock	-	-	(57)
Proceeds from employee stock purchase plan participants	67	67	41
Dividends paid, net of dividends reinvested	(1,478)	(1,453)	(1,255)
Proceeds from dividend reinvestment plan participants	485	305	-

Net provided by (used in) financing activities	33,387	3,388	(17,185)

Net increase (decrease) in cash and cash equivalents	29,198	14,639	(4,443)

Cash and cash equivalents, beginning	22,967	8,328	12,771

Cash and cash equivalents, ending	$52,165	$22,967	$8,328

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

NATURE OF OPERATIONS

The Company provides a full range of banking, trust and financial services to individuals, small businesses and corporate customers. Its primary market area is Lackawanna and Luzerne Counties, Pennsylvania. The Company's primary deposit products are demand deposits and interest-bearing time and savings accounts. It offers a full array of loan products to meet the needs of retail and commercial customers. The Company is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking.

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2011, 2010 or 2009.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value. Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security as an adjustment to yield using the interest method. Unrealized holding gains and losses, including non-credit-related other-than-temporary impairment (OTTI), on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized. The net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income. Gains and losses from sales of securities AFS are determined using the specific identification method. Credit-related OTTI is recorded as a reduction of the amortized cost of the impaired security. Net gains and losses from sales and recoveries of securities and credit-related OTTI are recorded as components of other income in the consolidated statements of income.

FEDERAL HOME LOAN BANK STOCK

The Company, is a member of the Federal Home Loan Bank system, and as such is required to maintain an investment in capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB). The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, in order to preserve capital, the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends. Though the FHLB periodically announces the partial lifting and limited repurchase of the stock redemption provision and in the first quarter of 2012 declared its first cash dividend since 2008, management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Based on the financial results of the FHLB for the year-ended December 31, 2011 and 2010, management believes that the suspension of both the dividend payments and excess capital stock redemptions is temporary in nature and has concluded that the Company’s investment in FHLB stock is not other than temporarily impaired.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unamortized loan fees and costs and the allowance for loan losses. Interest on residential real estate loans is recorded based on principal pay downs on an actual days basis. Commercial loan interest is accrued on the principal balance on an actual days basis. Interest on consumer loans is determined using the simple interest method.

Generally, loans are placed on non-accrual status when principal or interest is past due 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current earnings. Any payments received on non-accrual loans are applied, first to the outstanding loan amounts, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of lost interest.

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards. Regardless of the type of concession, when modifying a loan forgiveness of principal is rarely granted.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case by case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by- loan basis. The risk characteristics of each of the identified portfolio segments are as follows:

Commercial and industrial loans (C&I): C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, do fluctuate based on changes in the company’s internal and external environment including management, human and capital resources, economic conditions, competition and regulation. Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee. Occasionally, some short-term loans may be made on an unsecured basis. The ability of the borrower to collect amounts due from its customers may be affected by its customers’ economic and financial condition.

Commercial real estate loans: Commercial real estate loans are made to finance the purchase of real estate, refinance existing obligations and/or to provide capital. These commercial real estate loans are generally secured by first lien security interest in the real estate as well as assignment of leases and rents. The real estate may include apartments, hotels, retail stores or plazas, healthcare facilities whether they be owner or non-owner occupied. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

Consumers loans: The Company offers home equity installment loans and lines of credit. Risks associated with loans secured by residential properties are generally lower than commercial real estate loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by primary or secondary residence, the borrower’s continued employment is considered the greatest risk to repayment. The Company also offers a variety of loans to individuals for personal and household purposes. These loans are generally considered to have greater risk than mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Residential mortgage loans: Residential mortgages are secured by a first lien position of the borrower’s residential real estate. These loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages have terms up to thirty years with amortizations varying from 15 to 30 years. The majority of the loans are underwritten by FNMA and/or FHLB standards.

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

LOAN FEES AND COSTS

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

BANK OWNED LIFE INSURANCE

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees, at the time of purchase, namely its officers where the Company is the owner and sole beneficiary of the policies. The earnings from the BOLI are recognized as a component of other income in the consolidated statements of income. The BOLI is an asset that can be liquidated, if necessary, with tax consequences. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in the cash surrender value.

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

LEGAL AND PROFESSIONAL EXPENSES

Generally, the Company’s recognizes legal and professional fees as incurred and are included as a component of professional services expense in the consolidated statements of income. Legal costs incurred that are associated with the collection of outstanding amounts due from delinquent borrowers are included as a component of loan collection and other real estate owned expense in the consolidated statements of income. In the event of litigation proceedings brought about by an employee or third party against the Company, expenses for damages will be accrued if the likelihood of the outcome against the Company is probable, the amount can be reasonably estimated and the amount would have a material impact on the financial results of the Company.

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

For the years ended December 31, 2011, 2010, and 2009, the Company paid interest of $4.9 million, $7.1 million and $11.5 million respectively. For the years ended December 31, 2011, 2010, and 2009, the Company paid income taxes of $1.6 million, $1.0 million and $0.7 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $0.8 million, $1.1 million and $0.5 million in 2011, 2010, and 2009, respectively. Transfers from loans to loans held-for-sale amounted to $5.3 million, $4.4 million and $11.5 million in 2011, 2010 and 2009, respectively. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation.

OTHER COMPREHENSIVE INCOME (LOSS)

The changes in other comprehensive loss and related tax effects are as follows:

(dollars in thousands)	2011	2010	2009

Unrealized holding gains on available-for-sale securities	$3,872	$6,764	$4,705

Reclassification adjustment for gains realized in income	(63)	(2)	(11)

Non-credit-related impairment gains (losses) on investment securities	293	1,385	(4,714)

Net unrealized gain (loss)	4,102	8,147	(20)

Tax effect	(1,395)	(2,770)	7

Net of tax amount	2,707	5,377	(13)

Change in cash flow hedge intrinsic value	-	-	(606)

Total	$2,707	$5,377	$(619)

The components of accumulated other comprehensive loss consisted of:

(dollars in thousands)	2011	2010	2009

Unrealized holding gains (losses) on available-for-sale securities	$894	$(1,620)	$(6,083)

Non-credit-related impairment losses on investment securities	(2,004)	(2,197)	(3,111)

Accumulated other comprehensive loss	$(1,110)	$(3,817)	$(9,194)

2.	CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2011 and 2010 were $0.8 million and $0.7 million, respectively.

Deposits with any one financial institution are insured up to $250,000. From time-to-time, the Company may maintain cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2011
Held-to-maturity securities:
MBS - GSE residential	$389	$42	$-	$431

Available-for-sale securities:
Agency - GSE	$25,773	$108	$8	$25,873
Obligations of states and political subdivisions	28,402	1,937	180	30,159
Corporate bonds:
Pooled trust preferred securities	6,574	123	5,231	1,466
MBS - GSE residential	48,792	1,482	57	50,217

Total debt securities	109,541	3,650	5,476	107,715

Equity securities - financial services	295	144	-	439

Total available-for-sale securities	$109,836	$3,794	$5,476	$108,154

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2010
Held-to-maturity securities:
MBS - GSE residential	$490	$48	$-	538

Available-for-sale securities:
Agency - GSE	$16,316	$122	$150	$16,288
Obligations of states and political subdivisions	24,991	135	955	24,171
Corporate bonds:
Pooled trust preferred securities	6,873	90	5,510	1,453
MBS - GSE residential	40,222	524	193	40,553

Total debt securities	88,402	871	6,808	82,465

Equity securities - financial services	322	154	-	476

Total available-for-sale securities	$88,724	$1,025	$6,808	$82,941

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Agency – GSE securities pledged on repurchase agreements are under the Company’s control.

The amortized cost and fair value of debt securities at December 31, 2011 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$389	$431

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	21,650	21,726
Due after five years through ten years	3,939	4,019
Due after ten years	35,160	31,753

Total debt securities	60,749	57,498

MBS - GSE residential	48,792	50,217

Total available-for-sale debt securities	$109,541	$107,715

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

Gross realized gains and losses from sales, determined using specific identification, and recoveries of previously charged-off pooled trust preferred (PreTSL) securities for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2011	2010	2009

Gross realized gain	$58	$2	$85
Recovery of previously charged-off PreTSLs	13	-	-
Gross realized loss	(8)	-	(74)
Net gain	$63	$2	$11

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2011
Agency - GSE	$4,011	$8	$-	$-	$4,011	$8
Obligations of states and political subdivisions	-	-	941	180	941	180
Corporate bonds:
Pooled trust preferred securities	-	-	1,343	5,231	1,343	5,231
MBS - GSE residential	6,126	57	-	-	6,126	57
Subtotal, debt securities	10,137	65	2,284	5,411	12,421	5,476
Total temporarily impaired securities	$10,137	$65	$2,284	$5,411	$12,421	$5,476
Number of securities	7		9		16

December 31, 2010
Agency - GSE	$6,995	$150	$-	$-	$6,995	$150
Obligations of states and political subdivisions	16,549	955	-	-	16,549	955
Corporate bonds:
Pooled trust preferred securities	-	-	1,364	5,510	1,364	5,510
MBS - GSE residential	14,672	193	-	-	14,672	193
Subtotal, debt securities	38,216	1,298	1,364	5,510	39,580	6,808
Total securities Total temporarily impaired securities	$38,216	$1,298	$1,364	$5,510	$39,580	$6,808
Number of securities	40		7		47

Nearly all of the securities in the portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity without penalty. Management believes the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid debt market conditions and is not directly related to credit quality. Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost at the balance sheet date. Under these circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

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

For all security types discussed below, as of December 31, 2011 the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of medium- and long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Government National Mortgage Association (GNMA). These securities have interest rates that are largely fixed-rate issues, have varying mid- to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Obligations of states and political subdivisions

The municipal securities are bank qualified or bank eligible, general obligation bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities. Fair values of these securities are highly driven by interest rates. Management performs ongoing credit quality reviews on these issues.

In the above security types, the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality. Accordingly, as of December 31, 2011, recognition of OTTI on these securities was unnecessary.

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

There are various investment classes or tranches issued by the CDO. The most senior tranche has the lowest yield but the most protection from credit losses. Conversely, the most junior tranche has the highest yield and the most risk of credit loss. Junior tranches are subordinate to senior tranches and losses are generally allocated from the lowest tranche with the equity component holding the most risk of credit loss and then subordinate tranches in reverse order up to the most senior tranche. The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors:

(1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market. The Company’s review of its portfolio of pooled preferred trust preferred securities determined that in 2011 credit-related OTTI be recorded on three holdings, all of which are contained in the Company’s AFS securities portfolio, from overall credit quality downgrades on underlying collateral, including collateral of two banks deferring interest payments; within these three securities.

The following table summarizes the amount of credit-related OTTI recognized in earnings during the periods indicated:

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Pooled trust preferred securities:
PreTSL IV, Mezzanine	$35	$163	$-
PreTSL V, Mezzanine	-	122	-
PreTSL VII, Mezzanine	-	409	674
PreTSL IX, B1, B3	-	1,061	690
PreTSL XI, B3	-	1,273	-
PreTSL XV, B1	-	1,359	154
PreTSL XVI, C	-	1,290	1,275
PreTSL XVII, C	-	1,014	-
PreTSL XVIII, C	-	736	-
PreTSL XIX, C	136	2,124	-
PreTSL XXIV, B1	75	1,778	-
PreTSL XXV, C1	-	507	507
Total	$246	$11,836	$3,300

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Year ended December 31, 2011
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,034)	$(15,034)
Additions for credit-related OTTI not previously recognized	-	-	-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(246)	(246)
Ending balance of credit-related OTTI	$-	$(15,280)	$(15,280)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s portfolio of pooled trust preferred securities (PreTSLs). The authoritative pronouncements for the determination, recognition and presentation of OTTI are contained in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC): Topic 320, Investments – Debt and Equity Securities and Topic 325, Investments – Other. With this alignment, investment in debt and equity securities accounting will not require exclusive reliance on market participant assumptions regarding future cash flows but permits the use of reasonable judgment of the probability that the holder will be unable to collect all amounts due, which could result in OTTI. The Company engaged a third party structured finance firm to: review the underlying collateral of each PreTSL; research trustee reports to update relevant data and credit ratings of the underlying collateral; project default rates and cash flows of the collateral and simulate 10,000 Monte Carlo time-to-default scenarios, performed quarterly to arrive at the single best estimate of future cash flow for each tranche.

The sub-topics of ASC 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI. The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations. ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition. The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality with ASC 325 used for the remaining eleven securities. The quarterly evaluations indicated there was a significant adverse change in cash flows in three of the tranches, thereby signifying the likelihood of the Company not being able to recover its principal. As a result, $0.2 million of credit related OTTI was recorded during the year ended December 31, 2011.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization. The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition. The PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary with no further analysis required. PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and if OTTI is deemed to have occurred. An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI. To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost. In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition. The application of the guidance on this security resulted in an adverse change in cash flows when compared quarterly to the last measurement date throughout 2011 and therefore, $75,000 credit related OTTI was recorded in 2011.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets. For these securities, the Company applies the guidance of ASC 325. Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit-related OTTI is deemed to exist and written down, through a charge to earnings, to the determined present value. The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost. In applying this guidance to the remaining securities, PreTSLs IV and XIX measured an adverse change in cash flows when compared to the last estimate and credit related OTTI of $35,000 and $136,000, respectively was recorded in 2011.

The following table is the composition of the Company’s pooled trust preferred securities on non-accrual status as of the period indicated:

		As of December 31,
(dollars in thousands)		2011		2010
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$25	$-	$-
Pre TSL VII	Mezzanine	-	79	-	68
Pre TSL IX	B-1,B-3	1,605	529	1,679	527
Pre TSL XI	B-3	1,119	357	1,125	407
Pre TSL XV	B-1	-	20	-	21
Pre TSL XVIII	C	285	5	285	11
Pre TSL XIX	C	316	8	452	22
Pre TSL XXIV	B-1	407	15	482	35
		$3,732	$1,038	$4,023	$1,091

The securities included in the above table have experienced impairment of principal and interest was “paid-in-kind”. When these two conditions exist, the security is placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of December 31, 2011:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$193	$(219)	Ca / CCC	6 / -	$18,000	27.1	$10,118	19.6	35.8
Pre TSL V	Mezzanine	-	25	25	Ba3 / D	3 / -	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	79	79	Ca / C	18 / -	140,000	70.5	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,605	529	(1,076)	Ca / C	48 / -	136,510	30.3	None	N/A	N/A
Pre TSL XI	B-3	1,119	357	(762)	Ca / C	62 / -	185,280	29.7	None	N/A	N/A
Pre TSL XV	B-1	-	20	20	C / C	63 / 9	187,300	35.0	None	N/A	N/A
Pre TSL XVI	C	-	-	-	Ca / C	49 / 7	244,890	41.9	None	N/A	N/A
Pre TSL XVII	C	-	-	-	Ca / C	50 / 6	151,720	35.3	None	N/A	N/A
Pre TSL XVIII	C	285	5	(280)	Ca / C	65 / 14	176,340	24.6	None	N/A	3.5
Pre TSL XIX	C	316	8	(308)	C / C	55 / 14	146,900	24.6	None	N/A	2.0
Pre TSL XXIV	B-1	407	15	(392)	Caa3 / CC	77 / 12	361,300	37.6	None	N/A	11.9
Pre TSL XXV	C-1	-	-	-	C / C	61 / 9	289,100	35.9	None	N/A	0.1
Pre TSL XXVII	B	2,430	235	(2,195)	Ca / CC	42 / 7	91,800	27.1	None	N/A	22.1
		$6,574	$1,466	$(5,108)

(1)   All ratings have been updated through December 31, 2011.

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

4.	LOANS

The classifications of loans at December 31, 2011 and 2010 are summarized as follows:

	As of December 31,
(dollars in thousands)	2011	2010

Commercial and industrial	$68,372	$85,129
Commercial real estate:
Non-owner occupied	79,475	87,355
Owner occupied	76,611	69,338
Construction	9,387	12,501
Consumer:
Home equity installment	36,390	40,089
Home equity line of credit	32,486	29,185
Auto	13,539	10,734
Other	5,833	7,165
Residential:
Real estate	80,091	68,160
Construction	4,110	6,145

Total	406,294	415,801
Less:
Allowance for loan losses	(8,108)	(7,898)

Loans, net	$398,186	$407,903

Net deferred loan costs of $0.8 million and $0.6 million have been added to the carrying values of loans at December 31, 2011 and 2010, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate amount of mortgages serviced amounted to $193.5 million as of December 31, 2011 and $188.6 million as of December 31, 2010.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

	As of December 31,
(dollars in thousands)	2011	2010

Commercial and industrial	$458	$165

Commercial real estate:

Non-owner occupied	2,406	2,000
Owner occupied	6,288	2,768
Construction	656	-

Consumer:

Home equity installment	1,017	601
Home equity line of credit	730	508
Auto	-	14
Other	-	14

Residential:

Real estate	2,329	3,805
Construction	78	94

Total	$13,962	$9,969

Troubled Debt Restructuring

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

Loans modified in a TDR may or may not be placed in non-accrual status. As of December 31, 2011, total TDRs amounted to $6.7 million of which $1.4 million were on non-accrual status. At December 31, 2010, TDRs amounted to $0.8 million. Partial charge-offs may be taken against the outstanding loan balance, but, only in rare instances.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance for loan losses associated with the loan.  The Company considers all TDRs to be impaired loans. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the periods indicated:

	Loans modified as a TDR for the:
(dollars in thousands)	Three months ended December 31, 2011			Year ended December 31, 2011

		Recorded	Increase in		Recorded	Increase in
	Number of	investment	allowance	Number of	investment	allowance
	contracts	(as of period end)	(as of period end)	contracts	(as of period end)	(as of period end)
Commercial & industrial	1	$19	$-	1	$19	$-
Commercial real estate - non-owner occupied	1	314	-	3	3,493	201
Commercial real estate - owner occupied	1	492	165	2	2,913	199
Total	3	$825	$165	6	$6,425	$400

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The following presents by class, loans in 2011 that subsequently defaulted (i.e., 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended December 31, 2011		Year ended December 31, 2011
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - non-owner occupied	-	-	1	$1,395

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The $1.4 million commercial real estate loan TDR that subsequently defaulted had been modified to lower payments. The Company has been applying all payments during this time to principal.  The default did not necessitate an increase in the reserve for loan losses on this loan as its fair value measurement exceeds the loan balance.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date. An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2011	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$61	$20	$458	$539	$67,833	$68,372	$-
Commercial real estate:
Non-owner occupied	1,802	386	2,406	4,594	74,881	79,475	-
Owner occupied	134	71	6,288	6,493	70,118	76,611	-
Construction	-	-	656	656	8,731	9,387	-
Consumer:
Home equity installment	450	161	1,017	1,628	34,762	36,390	-
Home equity line of credit	11	-	730	741	31,745	32,486	-
Auto	437	181	-	618	12,921	13,539	-
Other	19	11	-	30	5,803	5,833	-
Residential:
Real estate	297	317	2,594	3,208	76,883	80,091	265
Construction	-	-	78	78	4,032	4,110	-
Total	$3,211	$1,147	$14,227	$18,585	$387,709	$406,294	$265

* Includes $14.0 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2010	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$15	$271	$262	$548	$84,581	$85,129	$98
Commercial real estate:
Non-owner occupied	56	17	2,000	2,073	85,282	87,355	-
Owner occupied	403	20	2,784	3,207	66,131	69,338	16
Construction	-	-	-	-	12,501	12,501	-
Consumer:
Home equity installment	206	104	712	1,022	39,067	40,089	111
Home equity line of credit	7	44	508	559	28,626	29,185	-
Auto	235	92	16	343	10,391	10,734	2
Other	21	12	13	46	7,119	7,165	-
Residential:
Real estate	-	1,108	3,868	4,976	63,184	68,160	62
Construction	-	-	94	94	6,051	6,145	-
Total	$943	$1,668	$10,257	$12,868	$402,933	$415,801	$289

* Includes $10.0 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors. At December 31, 2011, impaired loans consisted of TDRs totaling $5.3 million in addition to the $14.0 million of non-accrual loans. Other than the non-accrual loans, totaling $10.0 million, there were no other impaired loans as of December 31, 2010. Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts. Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2011
Commercial & industrial	$549	$322	$179	$501	$63	$355	$2	$-
Commercial real estate:
Non-owner occupied	5,434	3,144	2,176	5,320	301	3,026	53	-
Owner occupied	8,538	5,730	2,915	8,645	792	4,953	108	14
Construction	656	656	-	656	152	375	-	-
Consumer:			-
Home equity installment	1,050	395	622	1,017	88	751	6	3
Home equity line of credit	730	229	501	730	55	488	2	1
Auto	-	-	-		-	3	-	-
Other	-	-	-	-	-	12	-	-
Residential:	-	-	-
Real Estate	2,619	1,083	1,246	2,329	84	2,867	155	59
Construction	94	78	-	78	-	91	-	-
Total	$19,670	$11,637	$7,639	$19,276	$1,535	$12,921	$326	$77

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2010
Commercial & industrial	$812	$-	$165	$165	$-	$422	$9	$3
Commercial real estate:
Non-owner occupied	2,699	24	1,976	2,000	6	4,201	12	9
Owner occupied	2,768	2,445	323	2,768	523	3,018	11	8
Construction	-	-	-	-	-	-		-
Consumer:
Home equity installment	718	287	314	601	29	738	13	9
Home equity line of credit	508	168	340	508	87	515	-	-
Auto	14	-	14	14	-	14	-	-
Other	14	-	14	14	-	14	-	-
Residential:
Real Estate	3,805	2,443	1,362	3,805	352	3,927	16	9
Construction	94	94	-	94	11	94	-	-
Total	$11,432	$5,461	$4,508	$9,969	$1,008	$12,943	$61	$38

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as the period indicated:

Commercial credit exposure
Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010

Pass	$64,064	$82,042	$65,819	$81,139	$66,298	$61,220	$6,911	$9,439

Special mention	2,953	2,212	5,681	1,974	1,627	514	1,246	1,849

Substandard	1,355	875	7,975	4,242	8,686	7,604	1,230	1,213

Doubtful	-	-	-	-	-	-	-	-

Total	$68,372	$85,129	$79,475	$87,355	$76,611	$69,338	$9,387	$12,501

Consumer credit exposure
Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
(dollars in thousands)	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010

Performing	$35,373	$39,377	$31,756	$28,677	$13,539	$10,719	$5,833	$7,152

Non-performing	1,017	712	730	508	-	15	-	13

Total	$36,390	$40,089	$32,486	$29,185	$13,539	$10,734	$5,833	$7,165

Mortgage lending credit exposure
Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	12/31/2011	12/31/2010	12/31/2011	12/31/2010

Performing	$77,497	$64,292	$4,032	$6,051

Non-performing	2,594	3,868	78	94

Total	$80,091	$68,160	$4,110	$6,145

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

Each quarter, management performs an assessment of the allowance for loan losses. The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable. The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating. In 2011, the Company did not change its policy or methodology in calculating the allowance for loan losses from the policy or methodology used in 2010.

The Company’s policy is to charge off unsecured consumer loans when they become 90 days or more past due as to principal and interest. In the other portfolio segments, amounts are charged off at the point in time when the Company deems the balance to be uncollectible.

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	128	699	654	577	-	2,058
Recoveries	407	37	17	7	-	468
Provision	(426)	402	824	758	242	1,800
Ending balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Ending balance: individually
evaluated for impairment	$63	$1,245	$143	$84		$1,535
Ending balance: collectively
evaluated for impairment	$1,158	$2,734	$1,292	$967		$6,151
Loans Receivables:
Ending balance	$68,372	$165,473	$88,248	$84,201		$406,294
Ending balance: individually
evaluated for impairment	$501	$14,621	$1,747	$2,407		$19,276
Ending balance: collectively
evaluated for impairment	$67,871	$150,852	$86,501	$81,794		$387,018

As of and for the year ended December 31, 2010
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,406	$4,314	$1,253	$505	$96	$7,574
Charge-offs	452	892	463	2	-	1,809
Recoveries	4	3	39	2	-	48
Provision	410	814	419	358	84	2,085
Ending balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Ending balance: individually
evaluated for impairment	$-	$529	$116	$363		$1,008
Ending balance: collectively
evaluated for impairment	$1,368	$3,710	$1,132	$500		$6,710
Loans Receivables:
Ending balance	$85,129	$169,194	$87,173	$74,305		$415,801
Ending balance: individually
evaluated for impairment	$165	$4,768	$1,137	$3,899		$9,969
Ending balance: collectively
evaluated for impairment	$84,964	$164,426	$86,036	$70,406		$405,832

5.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2011	2010

Land	$2,072	$2,072
Bank premises	9,746	9,693
Furniture, fixtures and equipment	9,809	9,806
Leasehold improvements	5,110	5,090

Total	26,737	26,661

Less accumulated depreciation and amortization	(13,162)	(11,897)

Bank premises and equipment, net	$13,575	$14,764

Depreciation expense, which includes amortization of leasehold improvements, was $1.5 million for the years ended December 31, 2011 and 2010, and $1.6 million in 2009, respectively.

The Company leases its Green Ridge, West Pittston, Moosic, Kingston, Peckville, Clarks Summit and Eynon branches and the former Scranton branch under the terms of operating leases. Rental expense was $0.4 million in 2011, $0.3 million in 2010 and $0.4 million in 2009. The future minimum lease payments for the Company’s branch network as of December 31, 2011 are as follows:

(dollars in thousands)	Amount

2012	$384
2013	375
2014	340
2015	344
2016	349
2017 and thereafter	4,215

Total	$6,007

During 2009, the Company closed its Wyoming Ave., Scranton branch but continues to pay monthly lease payments under an operating lease agreement that expires in 2024. To help offset the expense related to the former Scranton branch, the Company receives rental income under a sublease agreement from an unrelated financial institution.

6.	DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2011 are as follows:

(dollars in thousands)	Amount	Percent
2012	$69,847	55.7%
2013	28,125	22.5
2014	15,019	12.0
2015	6,763	5.4
2016	3,279	2.6
2017 and thereafter	2,312	1.8
	$125,345	100.0%

Excluding $11.0 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $41.9 million and $51.3 million as of December 31, 2011 and 2010, respectively. Certificates of deposit of $250,000 or more aggregated $13.6 million and $19.1 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011, investment securities with a combined fair value of $106.7 million and letters of credit with a notional value of $0.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $26.5 million of the qualifying collateral to secure such deposits at year-end and the balance of $80.2 million was available for other pledging needs.

7.	SHORT-TERM BORROWINGS

Short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2011	2010

Securities sold under repurchase agreements	$9,507	$7,548
Demand note, U.S. Treasury	-	1,000
Total	$9,507	$8,548

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2011
Repurchase agreements	$20,912	$11,939	0.44%	0.26%
Demand note, U.S. Treasury	1,000	685	0.00	0.00
Total	$21,912	$12,624

December 31, 2010
Overnight borrowings	$-	$108	0.17%	0.00%
Repurchase agreements	20,965	12,692	0.70	0.28
Demand note, U.S. Treasury	1,089	610	0.00	0.00
FHLB Advance	9,500	9,370	0.59	0.00
Total	$31,554	$22,780

December 31, 2009
Overnight borrowings	$29,133	$4,897	0.66%	0.65%
Repurchase agreements	10,130	8,743	0.32	0.30
Demand note, U.S. Treasury	986	526	0.00	0.00
Total	$40,249	$14,166

Overnight borrowings may include Fed funds purchased from correspondent banks and open repurchase agreements with the FHLB. Securities sold under agreements to repurchase (repurchase agreements) are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying qualified investment securities was approximately $20.9 million and $22.7 million at December 31, 2011 and 2010, respectively. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2011, the Company had approximately $105.6 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $22.3 million that it could borrow at the Discount Window from the Federal Reserve Bank of Philadelphia. There were no outstanding borrowings from the Federal Reserve Bank Discount Window at December 31, 2011 or 2010.

8.	LONG-TERM DEBT

Long-term debt consists of outstanding advances from the FHLB of $21.0 million as of December 31, 2011 and 2010. These advances are secured by blanket liens on all real estate and commercial and industrial loans with a combined weighted valuation for collateral purposes of $124.1 million as of September 30, 2011 that was the qualifying collateral in in effect as of December 31, 2011. In addition, the Company voluntary pledged approximately $3.0 million of mortgage-backed securities representing mortgages guaranteed by FNMA and FHLMC.

Maturities and weighted-average interest rates of long-term debt as of December 31, 2011 are as follows:

(dollars in thousands)	Amount	Rate

2013	$5,000	3.61%
2016	16,000	5.26
Total	$21,000	4.87%

The long-term debt outstanding as of December 31, 2011 consisted of convertible select FHLB advances that have fixed interest rates but may adjust quarterly should market rates increase beyond the issues’ original or strike rates. Prepayment fees attached to the borrowings may be a deterrent from paying off the high-cost advances. However, in the event the underlying market rates rise above the rates currently paid on these borrowings, the FHLB rate will convert to a floating rate and the Company has the option at that time to repay or to renegotiate the converted advance. In February 2012, the Company paid off the $5.0 million, 3.61% advance that was due to mature in the fourth quarter of 2013 and incurred a prepayment fee of $0.2 million.

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

The Company established the 2000 Independent Directors Stock Option Plan (the Directors Plan) and reserved 55,000 shares of its un-issued capital stock for issuance to its directors. In the Directors Plan, no stock options were awarded during 2011, 2010 or 2009. As of December 31, 2011, there were 18,300 unexercised stock options outstanding under this plan.

The Company has also established the 2000 Stock Incentive Plan (the Incentive Plan) and reserved 55,000 shares of its un-issued capital stock for issuance to key officers and certain other employees. In the Incentive Plan, no stock options were awarded during 2011, 2010 or 2009. As of December 31, 2011, there were 5,490 unexercised stock options outstanding under this plan.

The stock option plans expired in 2011 and no new options may be granted unless the Company extends the existing plans or establishes a new equity-based compensation plan. The Company will propose a new equity-based compensation program in 2012. The new proposed equity compensation plan will require shareholder approval. Previously issued and currently outstanding options may be exercised pursuant to the terms of the stock option plans existing at the time of grant. If the proposed plan is approved by the Company’s shareholders, the outstanding options may be cancelled and replaced with new grants.

A summary of the status of the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual
	Options	price	term (years)
Outstanding and exercisable, December 31, 2008	42,980	$30.46	6.1
Granted	-	-
Exercised	-	-
Forfeited	(5,390)	31.61
Outstanding and exercisable, December 31, 2009	37,590	30.29	5.6
Granted	-	-
Exercised	-	-
Forfeited	(10,610)	30.82
Outstanding and exercisable, December 31, 2010	26,980	30.08	5.2
Granted	-	-
Exercised	-	-
Forfeited	(3,190)	33.18

Outstanding and exercisable, December 31, 2011	23,790	$29.67	4.9

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $36.59.

As of December 31, 2011, 2010 and 2009, no intrinsic value existed because the strike price of all outstanding stock options exceeded the market price of the Company’s stock.

Under the stock option plans, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest based on six months of continuous service from the date of grant and have 10-year contractual terms. Generally, all shares that are granted become fully vested.

The Company does not have stock options that are traded on organized capital exchanges. As such, the estimated fair value of options awarded under its stock option plans is determined using the Black-Scholes Option Pricing Valuation Model (the model). There were no options granted in 2011, 2010 or 2009.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date. At December 31, 2011, 21,826 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance. Accordingly, the Company recognizes compensation expense on its ESPP on the date the shares are purchased. For the years ended December 31, 2011, 2010 and 2009, compensation expense related to the ESPP approximated $24,000, $7,000 and $5,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders. The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders. Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received are used to purchase shares either directly from the Company, from shares that become available in the open market or from the Company’s previously acquired treasury stock. The Company has reserved 300,000 shares of its un-issued capital stock for issuance under the DRP. Until further notice and action of the Company’s Board of Directors, additional shares of stock purchased directly from the Company through the DRP are issued at 90% of fair value as of the investment date.  As of December 31, 2011, there were 61,226 shares available for future issuance.

10.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2011 and 2010. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2011, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2011, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2011, 2010 and 2009 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the Internal Revenue Service are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2011, 2010 or 2009.

The following temporary differences gave rise to the net deferred tax asset (a component of other assets in the consolidated balance sheets) as of the periods indicated:

	As of December 31,
(dollars in thousands)	2011	2010
Deferred tax assets:
Other-than-temporary impairment on available-for-sale securities	$5,192	$5,114
Allowance for loan losses	2,757	2,685
Unrealized losses on available-for-sale securities	572	1,966
Deferred interest from non-accrual assets	653	532
Stock-based compensation	46	46
Retirement settlement reserve	6	15
Other	120	170
Total	9,346	10,528

Deferred tax liabilities:
Depreciation	(504)	(679)
Loan fees and costs	(879)	(561)
Other	(269)	(315)
Total	(1,652)	(1,555)
Deferred tax asset, net	$7,694	$8,973

The components of the total provision (credit) for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2011	2010	2009

Current	$1,760	$1,566	$158
Deferred	(115)	(4,123)	(1,776)
Total provision (credit) for income taxes	$1,645	$(2,557)	$(1,618)

The reconciliation between the expected statutory income tax and the actual provision (credit) for income taxes is as follows:

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Expected provision (credit) at the statutory rate	$2,275	$(1,959)	$(1,026)
Tax-exempt income	(563)	(545)	(512)
Nondeductible interest expense	21	31	46
Bank owned life insurance	(107)	(105)	(105)
Nondeductible other expenses and other, net	29	21	25
Low income housing credits	(10)	-	(46)
Actual provision (credit) for income taxes	$1,645	$(2,557)	$(1,618)

11.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $0.3 million in 2011and 2010 and $0.4 million in 2009, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

	As of December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$52,165	$52,165	$22,967	$22,967
Held-to-maturity securities	389	431	490	538
Available-for-sale securities	108,154	108,154	82,941	82,941
FHLB Stock	3,699	3,699	4,542	4,542
Loans and leases	398,186	400,100	407,903	402,174
Loans held-for-sale	4,537	4,661	213	217
Accrued interest	2,082	2,082	2,229	2,229

Financial liabilities:
Deposit liabilities	515,802	513,729	482,448	478,721
Short-term borrowings	9,507	9,507	8,548	8,548
Long-term debt	21,000	24,272	21,000	23,956
Accrued interest	293	293	440	440

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$25,873	$-	$25,873	$-
Obligations of states and political
subdivisions	30,159	-	30,159	-
Corporate bonds:
Pooled trust preferred securities	1,466	-	-	1,466
MBS - GSE residential	50,217	-	50,217	-
Equity securities - financial services	439	439	-	-
Total available-for-sale securities	$108,154	$439	$106,249	$1,466

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$16,288	$-	$16,288	$-
Obligations of states and political
subdivisions	24,171	-	24,171	-
Corporate bonds:
Pooled trust preferred securities	1,453	-	-	1,453
MBS - GSE residential	40,553	-	40,553	-
Equity securities - financial services	476	476	-	-
Total available-for-sale securities	$82,941	$476	$81,012	$1,453

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy. Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Assets classified as Level 2 use valuation techniques that are common to bond valuations. That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained. For the twelve months ended December 31, 2011, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are considered Level 3 inputs. The accounting topics related to fair value measurement provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity such as is the case with the Company’s investment in pooled trust preferred securities. The requirements of fair value measurement also call for additional disclosures on fair value measurements and provide additional guidance on circumstances that may indicate that a transaction is not orderly.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2011	2010

Balance at beginning of period	$1,453	$5,242
Realized losses in earnings	(246)	(11,836)
Unrealized gains (losses) in OCI:
Gains	624	10,152
Losses	(312)	(2,019)
Settlement	(79)	-
Interest paid in kind	23	-
Accretion	3	-
Purchases, sales, issuances and		-
settlements, amortization, and
accretion, net	-	(86)
Balance at end of period	$1,466	$1,453

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Impaired loans	$10,102	$-	$-	$10,102
Other real estate owned	902	-	-	902
Total	$11,004	$-	$-	$11,004

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Impaired loans	$4,453	$-	$-	$4,453
Other real estate owned	1,042	-	-	1,042
Total	$5,495	$-	$-	$5,495

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. Because of the nature of these instruments, the fair values of these off-balance sheet items are not material.

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2011	2010
Off-balance sheet financial instruments:
Commitments to extend credit	$78,983	$78,765
Standby letters of credit	9,134	8,743

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

The following table summarizes outstanding financial letters of credit as of December 31, 2011:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$6,746	$380	$669	$7,795
Bank lines of credit	733	-	-	733
	7,479	380	669	8,528
Unsecured	82	524	-	606
Total	$7,561	$904	$669	$9,134

The Company has not incurred losses on its commitments in 2011, 2010 or 2009.

13.	EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company. The Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares. Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock. There were no potentially dilutive shares outstanding as of December 31, 2011, 2010, and 2009.

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

The following data illustrates the data used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock for the years indicated:

	Year ended December 31,
	2011	2010	2009
(dollars in thousands except per share data)
Basic EPS:
Net income (loss) available to common shareholders	$5,045	$(3,204)	$(1,400)

Weighted-average common shares outstanding	2,213,631	2,141,323	2,080,507
Basic EPS	$2.28	$(1.50)	$(0.67)

Diluted EPS:
Net income (loss) available to common shareholders	$5,045	$(3,204)	$(1,400)

Weighted-average common shares outstanding	2,213,631	2,141,323	2,080,507
Diluted potential common shares	-	-	-
Weighted-average common shares and dilutive potential shares outstanding	2,213,631	2,141,323	2,080,507
Diluted EPS	$2.28	$(1.50)	$(0.67)

14.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. For the Company in 2011 and 2010, the appropriate risk-weighting pursuant to regulatory guidelines, required a gross-up in the risk-weighting of securities that were rated below investment grade, thus significantly inflating the total risk-weighted assets. This requirement had an adverse impact on the total capital and Tier I capital ratios in both 2011 and 2010. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of December 31, 2011 and 2010, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2011 or 2010.

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:

Total capital (to risk-weighted assets)
Consolidated	$ 58,612	13.0%	≥ $36,153	≥ 8.0%	N/A	N/A
Bank	$ 58,403	12.9%	≥ $36,141	≥ 8.0%	≥ $45,176	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$ 52,867	11.7%	≥ $18,077	≥ 4.0%	N/A	N/A
Bank	$ 52,725	11.7%	≥ $18,070	≥ 4.0%	≥ $27,106	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$ 52,867	8.7%	≥ $24,347	≥ 4.0%	N/A	N/A
Bank	$ 52,725	8.7%	≥ $24,331	≥ 4.0%	≥ $30,414	≥ 5.0%

As of December 31, 2010:

Total capital (to risk-weighted assets)
Consolidated	$ 54,155	11.9%	≥ $36,516	≥ 8.0%	N/A	N/A
Bank	$ 53,810	11.8%	≥ $36,506	≥ 8.0%	≥ $45,632	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$ 48,351	10.6%	≥ $18,258	≥ 4.0%	N/A	N/A
Bank	$ 48,078	10.5%	≥ $18,253	≥ 4.0%	≥ $27,379	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$ 48,351	8.2%	≥ $23,601	≥ 4.0%	N/A	N/A
Bank	$ 48,078	8.2%	≥ $23,584	≥ 4.0%	≥ $29,480	≥ 5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $45.7 million at December 31, 2011. However, such dividends are limited due to the capital requirements discussed above.

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

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Balance, beginning	$2,143	$6,829	$8,054
Additions	804	1,030	531
Collections	(1,072)	(5,716)	(1,756)

Balance, ending	$1,875	$2,143	$6,829

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Number of persons	1	1	2
Balance, beginning	$1,866	$6,605	$7,578
Additions	39	706	106
Collections	(361)	(5,445)	(1,079)

Balance, ending	$1,544	$1,866	$6,605

As of December 31, 2011, 2010 and 2009, deposits from executive officers, directors and associates of such persons approximated $10.7 million, $8.5 million and $6.9 million, respectively.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2011
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,550	$6,597	$6,376	$6,080	$25,603
Interest expense	(1,316)	(1,279)	(1,128)	(1,038)	(4,761)

Net interest income	5,234	5,318	5,248	5,042	20,842
Provision for loan losses	(475)	(375)	(500)	(450)	(1,800)
Gain on sale of investment securities	1	15	13	34	63
Other-than-temporary impairment	(75)	-	(5)	(166)	(246)
Other income	1,412	1,383	1,464	1,616	5,875
Other expenses	(4,490)	(4,621)	(4,444)	(4,489)	(18,044)
Income before taxes	1,607	1,720	1,776	1,587	6,690
Provision for income taxes	(380)	(431)	(449)	(385)	(1,645)
Net income	$1,227	$1,289	$1,327	$1,202	$5,045
Net income per share	$0.56	$0.59	$0.59	$0.54	$2.28

	2010
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$7,041	$6,970	$6,954	$6,615	$27,580
Interest expense	(1,882)	(1,753)	(1,681)	(1,511)	(6,827)

Net interest income	5,159	5,217	5,273	5,104	20,753
Provision for loan losses	(575)	(300)	(375)	(835)	(2,085)
Gain on sale of investment securities	-	-	-	2	2
Other-than-temporary impairment	(79)	(676)	(1,749)	(9,332)	(11,836)
Other income	1,225	1,316	1,479	1,404	5,424
Other expenses	(5,105)	(4,694)	(4,318)	(3,901)	(18,018)
Income (loss) before taxes	625	863	310	(7,558)	(5,760)
(Provision) credit for income taxes	(69)	(144)	45	2,724	2,556
Net income (loss)	$556	$719	$355	$(4,834)	$(3,204)
Net income (loss) per share	$0.26	$0.34	$0.16	$(2.26)	$(1.50)

84

	2009
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$7,827	$7,456	$7,454	$7,173	$29,910
Interest expense	(3,002)	(2,715)	(3,033)	(2,047)	(10,797)
Net interest income	4,825	4,741	4,421	5,126	19,113
Provision for loan losses	(425)	(300)	(3,125)	(1,200)	(5,050)
Gain on sale of investment securities	-	-	-	11	11
Other-than-temporary impairment	(326)	(1)	(2,432)	(542)	(3,301)
Other income	1,639	1,459	1,139	1,213	5,450
Other expenses	(4,662)	(4,739)	(5,109)	(4,731)	(19,241)
Income (loss) before taxes	1,051	1,160	(5,106)	(123)	(3,018)
(Provision) credit for income taxes	(226)	(248)	1,895	197	1,618
Net income (loss)	$825	$912	$(3,211)	$74	$(1,400)
Net income (loss) per share	$0.40	$0.44	$(1.55)	$0.04	$(0.67)

17.	CONTINGENCIES

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

In 2011, the Financial Accounting Standards Board (FASB) issued and the Company adopted the new accounting update related to a creditor's determination of whether a restructuring is a troubled debt restructuring (TDR). The update provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance requires creditors to: evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs; consider the receivable impaired when calculating the allowance for loan losses and provide additional disclosures about the TDR activities in accordance with the requirements of the recently adopted guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is effective retrospectively to January 1, 2011 for public companies with disclosures in this third quarter of 2011. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In 2011, the FASB issued guidance related to Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements, which applies to all public entities. The guidance affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. It removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. This pronouncement is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In 2011, the FASB issued an accounting update related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends existing Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The guidance also creates an exception to existing guidance for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The guidance also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. It also contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this update is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an accounting update related to, Presentation of Comprehensive Income. The provisions of this update amend the accounting topic to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to this update, early adoption is permitted. The adoption of this accounting update is not expected to have an impact on our financial statements.

In December, 2011, the FASB issued an update for the, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in the earlier update. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The other requirements related to presentation of comprehensive income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2011	2010
Assets:
Cash	$2	$2
Investment in subsidiary	53,253	46,356
Securities available-for-sale	439	476
Other assets	-	13
Total	$53,694	$46,847

Liabilities and shareholders' equity:
Liabilities	$70	$73
Shareholders' equity	53,624	46,774

Total	$53,694	$46,847

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Income:
Equity in undistributed earnings (loss) of subsidiary	$4,184	$(4,246)	$(2,684)
Dividends from subsidiary	1,043	1,206	1,439
Gain on sale of investment securities	27
Other income	19	17	19

Total income (loss)	5,273	(3,023)	(1,226)

Operating expenses	317	268	258

Income (loss) before taxes	4,956	(3,291)	(1,484)

Credit for income taxes	89	87	84

Net income (loss)	$5,045	$(3,204)	$(1,400)

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,045	$(3,204)	$(1,400)
Adjustments to reconcile net (loss) income to net cash used in operations:
Equity in earnings of subsidiary	(5,228)	3,040	1,245
Stock-based compensation expense	24	7	5
Gain on sale of investment securities	(27)	-	-
Changes in other assets and liabilities, net	14	(14)	27
Net cash used in operating activities	(172)	(171)	(123)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,043	1,207	1,439
Proceeds from sales of investment securities	55	-	-
Net cash provided by investing activities	1,098	1,207	1,439

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(1,478)	(1,453)	(1,255)
Cash contributions from dividend reinvestment plan	485	305	-
Purchase of treasury stock	-	-	(57)
Withholdings to purchase capital stock	67	67	41
Net cash used in financing activities	(926)	(1,081)	(1,271)
Net (decrease) increase in cash	-	(45)	45

Cash, beginning	2	47	2

Cash, ending	$2	$2	$47

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A: CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, provides smaller companies and debt-only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. Without this exemption, these companies would have been required to comply with the internal control audit requirements for fiscal years ended on or after June 15, 2010. The permanent exemption applies to entities that are commonly referred to as non-accelerated filers and smaller reporting companies, such as the Company. Generally speaking, a non-accelerated filer and a smaller reporting company have public float, or market capitalization of less than $75.0 million. The permanent exemption applies only to the Sarbanes-Oxley internal control audit requirements. Non-accelerated filers and smaller reporting companies are still required to disclose management's assessment of the effectiveness of internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Item 9B: OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11: EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders to be filed with the SEC.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders to be filed with the SEC.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 15 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders to be filed with the SEC.

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

*10.3 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-152806 on Form S-3 filed on August 6, 2008 and by Post-Effective Amendment No. 1 on January 25, 2010.

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

*10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Definitive proxy Statement filed with the SEC on March 28, 2002.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2011 and 2010; Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009. **

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 20, 2012	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 20, 2012	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel j. Santaniello	March 20, 2012
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 20, 2012
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 20, 2012
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 20, 2012
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 20, 2012
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ David L. Tressler	March 20, 2012
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 20, 2012
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 20, 2012
Brian J. Cali, Director

Exhibit Index	Page

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.	*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.3 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-152806 on Form S-3 filed on August 6, 2008 and by Post-Effective Amendment No. 1 on January 25, 2010.	*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Exhibit Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.	*

10.10 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.11 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.12 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	82

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	15

13 Annual Report to Shareholders. Incorporated by reference to the 2011 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	95

23 Consent of Independent Registered Public Accounting Firm.	96

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	97

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	98

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2011 and 2010; Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

 *Incorporated by Reference

