Form 10-Q
period 2012-03-31
FIDELITY D & D BANCORP INC
filed 2012-05-15
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2012, the latest practicable date, was 2,273,496 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2012

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	March 31, 2012	December 31, 2011

Assets:
Cash and due from banks	$14,253	$15,158
Interest-bearing deposits with financial institutions	51,428	37,007

Total cash and cash equivalents	65,681	52,165

Available-for-sale securities	115,004	108,154
Held-to-maturity securities	363	389
Federal Home Loan Bank stock	3,514	3,699
Loans, net (allowance for loan losses of
$8,320 in 2012; $8,108 in 2011)	411,505	398,186
Loans held-for-sale (fair value $2,467 in
2012; $4,661 in 2011)	2,447	4,537
Foreclosed assets held-for-sale	1,973	1,169
Bank premises and equipment, net	13,942	13,575
Cash surrender value of bank owned life insurance	9,819	9,740
Accrued interest receivable	2,042	2,082
Other assets	12,990	13,046

Total assets	$639,280	$606,742

Liabilities:
Deposits:
Interest-bearing	$419,124	$419,647
Non-interest-bearing	129,041	96,155

Total deposits	548,165	515,802

Accrued interest payable and other liabilities	2,900	6,809
Short-term borrowings	17,238	9,507
Long-term debt	16,000	21,000

Total liabilities	584,303	553,118

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,273,496 in 2012; and
2,254,542 in 2011)	22,755	22,354
Retained earnings	33,072	32,380
Accumulated other comprehensive loss	(850)	(1,110)

Total shareholders' equity	54,977	53,624

Total liabilities and shareholders' equity	$639,280	$606,742

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2012	March 31, 2011

Interest income:
Loans:
Taxable	$5,280	$5,807
Nontaxable	136	127
Interest-bearing deposits with financial institutions	28	18
Investment securities:
U.S. government agency and corporations	281	299
States and political subdivisions (nontaxable)	309	287
Other securities	18	12

Total interest income	6,052	6,550

Interest expense:
Deposits	684	1,042
Securities sold under repurchase agreements	15	19
Long-term debt	239	255

Total interest expense	938	1,316

Net interest income	5,114	5,234

Provision for loan losses	700	475

Net interest income after provision for loan losses	4,414	4,759

Other income:
Service charges on deposit accounts	419	418
Interchange fees	254	216
Fees from trust fiduciary activities	158	94
Fees from financial services	168	147
Service charges on loans	294	120
Fees and other revenue	74	79
Earnings on bank-owned life insurance	80	77
Gain (loss) on sale, recovery, or disposal of:
Loans	395	246
Investment securities	254	1
Foreclosed assets held-for-sale	(15)	15
Write-down of foreclosed assets held-for-sale	(25)	-
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(210)	(215)
Non-credit-related losses on investment securities not expected
to be sold (recognized in other comprehensive income/(loss))	105	140
Net impairment losses on investment securities recognized in earnings	(105)	(75)
Total other income	1,951	1,338

Other expenses:
Salaries and employee benefits	2,357	2,225
Premises and equipment	898	976
Advertising and marketing	152	151
Professional services	306	255
FDIC assessment	122	230
Loan collection	121	14
Other real estate owned	17	26
Office supplies and postage	119	112
Other	621	501

Total other expenses	4,713	4,490

Income before income taxes	1,652	1,607

Provision for income taxes	395	380

Net income	$1,257	$1,227

Per share data:
Net income - basic	$0.56	$0.56
Net income - diluted	$0.56	$0.56
Dividends	$0.25	$0.25

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2012	2011

Net income	$1,257	$1,227

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale
securities	604	714
Reclassification adjustment for gains realized in
income	(254)	(1)
Net unrealized gains	350	713
Tax effect	(119)	(243)
Unrealized gains, net of tax	231	470
Non-credit-related impairment gains on
investment securities not expected to be sold	44	4
Tax effect	(15)	(1)
Net non-credit-related impairment gains on investment securities	29	3
Other comprehensive income, net of tax	260	473
Total comprehensive income, net of tax	$1,517	$1,700

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2012 and 2011
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	loss	Total
Balance, December 31, 2010	2,178,028	$21,047	$29,545	$(3,817)	$46,775
Comprehensive income			1,227	473	1,700
Issuance of common stock through Employee Stock Purchase Plan	4,801	67			67
Issuance of common stock through Dividend Reinvestment Plan	16,551	283			283
Stock-based compensation expense		24			24
Cash dividends declared			(546)		(546)
Balance, March 31, 2011	2,199,380	$21,421	$30,226	$(3,344)	$48,303

Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Comprehensive income			1,257	260	1,517
Issuance of common stock through Employee Stock Purchase Plan	3,874	67			67
Issuance of common stock through Dividend Reinvestment Plan	15,080	322			322
Stock-based compensation expense		12			12
Cash dividends declared			(565)		(565)
Balance, March 31, 2012	2,273,496	$22,755	$33,072	$(850)	$54,977

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$1,257	$1,227
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	845	816
Provision for loan losses	700	475
Deferred income tax expense (benefit)	(160)	63
Stock-based compensation expense	12	24
Proceeds from sale of loans held-for-sale	19,057	8,742
Originations of loans held-for-sale	(15,347)	(6,555)
Write-down of foreclosed assets held-for-sale	25	-
Earnings on bank-owned life insurance	(80)	(77)
Net gain from sales of loans	(395)	(246)
Net gain from sales and recoveries of investment securities	(254)	(1)
Net loss (gain) from sales of foreclosed assets held-for-sale	15	(15)
Other-than-temporary impairment on securities	105	75
Change in:
Accrued interest receivable	40	(43)
Other assets	221	(151)
Accrued interest payable and other liabilities	(3,909)	(150)

Net cash provided by operating activities	2,132	4,184

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	26	23
Available-for-sale securities:
Proceeds from sales	3,574	804
Proceeds from maturities, calls and principal pay-downs	8,519	4,114
Purchases	(18,755)	(12,050)
Decrease in FHLB stock	185	227
Net increase in loans	(16,328)	(6,057)
Acquisition of bank premises and equipment	(828)	(53)
Proceeds from sale of foreclosed assets held-for-sale	72	144

Net cash used in investing activities	(23,535)	(12,848)

Cash flows from financing activities:
Net increase in deposits	32,363	30,753
Net increase in short-term borrowings	7,731	2,583
Repayments of long-term debt	(5,000)	-
Proceeds from employee stock purchase plan participants	67	67
Dividends paid, net of dividends reinvested	(373)	(366)
Proceeds from dividend reinvestment plan participants	131	103

Net provided by financing activities	34,919	33,140

Net increase in cash and cash equivalents	13,516	24,476

Cash and cash equivalents, beginning	52,165	22,967

Cash and cash equivalents, ending	$65,681	$47,443

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2012 and December 31, 2011 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at March 31, 2012 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold. As of March 31, 2012 and December 31, 2011, loans classified as HFS consisted of residential mortgages.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions. For the three months ended March 31, 2012 and 2011, the Company paid interest of $1.0 million and $1.3 million, respectively. The Company was not required to pay income taxes in the first quarter of 2012 and paid $6,000 during the first quarter of 2011. Transfers from loans to foreclosed assets held-for-sale amounted to $0.9 million during the quarter ended March 31, 2012. There were no transfers in during the first quarter of 2011. During the same respective periods, transfers from loans to loans HFS amounted to $1.4 million and $2.2 million. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

2. New Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (FASB) issued, and in 2012 the Company adopted, an accounting update related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends existing Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The guidance also creates an exception to existing guidance for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The guidance also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. It also contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of non-financial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this update is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new accounting guidance did not have an impact on the Company’s consolidated financial statements.

In June, 2011, the FASB issued an accounting update related to, Presentation of Comprehensive Income. The provisions of this update amend the accounting topic to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. For public entities, the provisions of this update are effective for fiscal years and interim periods beginning after December 31, 2011. The adoption of this accounting update did not have an impact on the Company’s consolidated financial statements.

3. Investment securities

The amortized cost and fair value of investment securities at March 31, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2012
Held-to-maturity securities:
MBS - GSE residential	$363	$40	$-	$403

Available-for-sale securities:
Agency - GSE	$27,794	$99	$35	$27,858
Obligations of states and
political subdivisions	28,408	2,203	18	30,593
Corporate bonds:
Pooled trust preferred securities	6,459	121	5,187	1,393
MBS - GSE residential	53,336	1,459	72	54,723

Total debt securities	115,997	3,882	5,312	114,567

Equity securities - financial services	295	142	-	437

Total available-for-sale securities	$116,292	$4,024	$5,312	$115,004

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2011
Held-to-maturity securities:
MBS - GSE residential	$389	$42	$-	$431

Available-for-sale securities:
Agency - GSE	$25,773	$108	$8	$25,873
Obligations of states and
political subdivisions	28,402	1,937	180	30,159
Corporate bonds:
Pooled trust preferred securities	6,574	123	5,231	1,466
MBS - GSE residential	48,792	1,482	57	50,217

Total debt securities	109,541	3,650	5,476	107,715

Equity securities - financial services	295	144	-	439

Total available-for-sale securities	$109,836	$3,794	$5,476	$108,154

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$363	$403

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,539	$2,542
Due after one year through five years	22,157	22,204
Due after five years through ten years	3,553	3,729
Due after ten years	34,412	31,369

Total debt securities	62,661	59,844

MBS - GSE residential	53,336	54,723

Total available-for-sale debt securities	$115,997	$114,567

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2012
Agency - GSE	$8,038	$35	$-	$-	$8,038	$35
Obligations of states and political subdivisions	1,118	18	-	-	1,118	18
Corporate bonds:
Pooled trust preferred securities	-	-	1,272	5,187	1,272	5,187
MBS - GSE residential	11,145	72	-	-	11,145	72
Subtotal, debt securities	20,301	125	1,272	5,187	21,573	5,312
Total temporarily impaired securities	$20,301	$125	$1,272	$5,187	$21,573	$5,312
Number of securities	14		8		22

December 31, 2011
Agency - GSE	$4,011	$8	$-	$-	$4,011	$8
Obligations of states and political subdivisions	-	-	941	180	941	180
Corporate bonds:
Pooled trust preferred securities	-	-	1,343	5,231	1,343	5,231
MBS - GSE residential	6,126	57	-	-	6,126	57
Subtotal, debt securities	10,137	65	2,284	5,411	12,421	5,476
Total temporarily impaired securities	$10,137	$65	$2,284	$5,411	$12,421	$5,476
Number of securities	7		9		16

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

For all security types discussed below, as of March 31, 2012, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

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

Obligations of states and political subdivisions

The municipal securities are bank qualified or bank eligible, general obligation and revenue bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities. Fair values of these securities are highly driven by interest rates. Management performs ongoing credit quality reviews on these issues.

In the above security types, the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality. Accordingly, as of March 31, 2012, recognition of OTTI on these securities was unnecessary.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market. The Company’s review of its portfolio of pooled trust preferred securities determined that in 2012 credit-related OTTI be recorded on two holdings, both of which are contained in the Company’s AFS securities portfolio, from credit quality downgrades on the underlying collateral, though the credit quality factor for collateral banks in one of the holdings had a modest improvement, including collateral of three banks deferring interest payments within these two securities.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated:

	Three months ended
	March 31,
(dollars in thousands)	2012	2011
Pooled trust preferred securities:
PreTSL IX, B1, B3	$18	$-
PreTSL XVIII, C	87	-
PreTSL XXIV, B1	-	75
Total	$105	$75

The following is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Three months ended
	March 31, 2012
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,280)	$(15,280)
Additions for credit-related OTTI
not previously recognized	-	-	-
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	(105)	(105)
Ending balance of credit-related OTTI	$-	$(15,385)	$(15,385)

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

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI. The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations. ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition. The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality with ASC 325 used for the remaining eleven securities. The quarterly evaluations indicated there was a significant adverse change in cash flows in two of the securities, thereby signifying the likelihood of the Company not being able to recover its principal. As a result, $0.1 million of credit related OTTI was recorded during the three months ended March 31, 2012.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization. The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition. The PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary with no further analysis required. PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and if OTTI is deemed to have occurred. An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI. To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost. In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition. The application of the guidance on this security did not result in an adverse change in cash flows when compared quarterly to the last measurement date as of December 31, 2011 and therefore, no credit related OTTI was recorded in the first quarter of 2012.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets. For these securities, the Company applies the guidance of ASC 325. Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to earnings. The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost. In applying this guidance to the remaining securities, PreTSLs IX and XVIII measured an adverse change in cash flows when compared to the last estimate and credit related OTTI of $18,000 and $87,000, respectively, was recorded in the first quarter of 2012.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated:

(dollars in thousands)		March 31, 2012		December 31, 2011
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$23	$-	$25
Pre TSL VII	Mezzanine	-	77	-	79
Pre TSL IX	B-1,B-3	1,568	473	1,605	529
Pre TSL XI	B-3	1,119	282	1,119	357
Pre TSL XV	B-1	-	21	-	20
Pre TSL XVIII	C	198	-	285	5
Pre TSL XIX	C	316	-	316	8
Pre TSL XXIV	B-1	407	13	407	15
		$3,608	$889	$3,732	$1,038

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”. When these two conditions exist, the security is placed on non-accrual status. Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of March 31, 2012:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$261	$(151)	Ca / CCC	6/-	$18,000	27.1	$10,165	19.6	35.7
Pre TSL V	Mezzanine	-	23	23	Ba3 / D	3/-	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	77	77	Ca / C	18/-	135,000	64.0	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,568	473	(1,095)	Ca / C	48/-	140,510	31.9	None	N/A	N/A
Pre TSL XI	B-3	1,119	282	(837)	Ca / C	62/-	185,280	32.3	None	N/A	N/A
Pre TSL XV	B-1	-	21	21	C / C	63 / 9	215,200	36.0	None	N/A	N/A
Pre TSL XVI	C	-	-	-	Ca / C	49 / 7	270,190	47.1	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	50 / 6	190,670	40.4	None	N/A	N/A
Pre TSL XVIII	C	198	-	(198)	Ca / C	65 / 14	204,140	30.6	None	N/A	N/A
Pre TSL XIX	C	316	-	(316)	C / C	55 / 14	179,150	27.6	None	N/A	N/A
Pre TSL XXIV	B-1	407	13	(394)	Caa3 / CC	77 / 12	346,300	34.3	None	N/A	13.8
Pre TSL XXV	C-1	-	-	-	C / C	59 / 9	303,100	38.3	None	N/A	N/A
Pre TSL XXVII	B	2,439	243	(2,196)	Ca / CC	42 / 7	91,800	28.1	None	N/A	22.5
		$6,459	$1,393	$(5,066)

(1) All ratings have been updated through March 31, 2012.

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

4. Loans

The classifications of loans at March 31, 2012 and December 31, 2011 are summarized as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011

Commercial and industrial	$71,074	$68,372
Commercial real estate:
Non-owner occupied	83,268	79,475
Owner occupied	74,245	76,611
Construction	9,438	9,387
Consumer:
Home equity installment	35,346	36,390
Home equity line of credit	32,202	32,486
Auto	15,063	13,539
Other	6,587	5,833
Residential:
Real estate	89,056	80,091
Construction	3,546	4,110
Total	419,825	406,294
Less:
Allowance for loan losses	(8,320)	(8,108)
Loans, net	$411,505	$398,186

Net deferred loan costs of $0.8 million have been added to the carrying values of loans at March 31, 2012 and December 31, 2011.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate amount of mortgages serviced amounted to $194.3 million as of March 31, 2012 and $193.5 million as of December 31, 2011.

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

Non-accrual loans, segregated by class, at March 31, 2012 and December 31, 2011, were as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011

Commercial and industrial	$348	$458
Commercial real estate:
Non-owner occupied	2,251	2,406
Owner occupied	5,910	6,288
Construction	660	656

Consumer:
Home equity installment	1,057	1,017
Home equity line of credit	486	730
Auto	-	-
Other	20	-

Residential:
Real estate	2,055	2,329
Construction	70	78
Total	$12,857	$13,962

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

Loans modified in a TDR may or may not be placed in non-accrual status. As of March 31, 2012, total TDRs amounted to $6.5 million of which $1.2 million were on non-accrual status. As of December 31, 2011, total TDRs amounted to $6.7 million of which $1.4 million were on non-accrual status. Partial charge-offs may be taken against the outstanding loan balance, but, only in rare instances.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance for loan losses associated with the loan.  The Company considers all TDRs to be impaired loans. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

There were not loans modified as TDRs during the first quarter of 2012. The following presents by class, loans modified as TDRs during the twelve months ended March 31, 2012 that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three month March 31, 2012:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended March 31, 2012
	Number of	Recorded
	contracts	investment
Commercial real estate - non-owner occupied	1	$1,195

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.

The $1.2 million commercial real estate loan TDR that subsequently defaulted had been modified to lower payments. The Company has been applying all payments during this time to principal.  An updated appraisal was obtained on the collateral during the quarter which necessitated an increase in the reserve for loan losses on this loan as its fair value measurement exceeded the loan balance.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date. An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

			Past due			Total	Recorded investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
March 31, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$123	$51	$372	$546	$70,528	$71,074	$24
Commercial real estate:
Non-owner occupied	2,387	-	2,251	4,638	78,630	83,268	-
Owner occupied	174	777	6,044	6,995	67,250	74,245	134
Construction	-	-	660	660	8,778	9,438	-
Consumer:
Home equity installment	135	134	1,057	1,326	34,020	35,346	-
Home equity line of credit	650	-	486	1,136	31,066	32,202	-
Auto	322	173	18	513	14,550	15,063	18
Other	27	2	23	52	6,535	6,587	3
Residential:
Real estate	-	602	2,055	2,657	86,399	89,056	-
Construction	-	-	70	70	3,476	3,546	-
Total	$3,818	$1,739	$13,036	$18,593	$401,232	$419,825	$179

* Includes $12.9 million of non-accrual loans.

			Past due			Total	Recorded investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2011	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$61	$20	$458	$539	$67,833	$68,372	$-
Commercial real estate:
Non-owner occupied	1,802	386	2,406	4,594	74,881	79,475	-
Owner occupied	134	71	6,288	6,493	70,118	76,611	-
Construction	-	-	656	656	8,731	9,387	-
Consumer:
Home equity installment	450	161	1,017	1,628	34,762	36,390	-
Home equity line of credit	11	-	730	741	31,745	32,486	-
Auto	437	181	-	618	12,921	13,539	-
Other	19	11	-	30	5,803	5,833	-
Residential:
Real estate	297	317	2,594	3,208	76,883	80,091	265
Construction	-	-	78	78	4,032	4,110	-
Total	$3,211	$1,147	$14,227	$18,585	$387,709	$406,294	$265

* Includes $14.0 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors. At March 31, 2012, impaired loans consisted of TDRs totaling $5.3 million in addition to the $12.9 million of non-accrual loans. At December 31, 2011, impaired loans consisted of TDRs totaling $5.3 million in addition to the $14.0 million of non-accrual loans. Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts. Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
March 31, 2012
Commercial & industrial	$439	$225	$167	$392	$17	$400	$-	$-
Commercial real estate:
Non-owner occupied	5,185	648	4,517	5,165	246	3,659	58	-
Owner occupied	8,735	6,698	1,568	8,266	886	6,052	43	-
Construction	660	660	-	660	156	507	-	-
Consumer:
Home equity installment	1,090	367	690	1,057	72	843	-	-
Home equity line of credit	486	407	79	486	51	484	-	-
Auto	-	-	-	-	-	-	-	-
Other	20	-	20	20	-	13	-	-
Residential:
Real Estate	2,351	959	1,096	2,055	103	2,517	4	-
Construction	94	70	-	70	23	86	-	-
Total	$19,060	$10,034	$8,137	$18,171	$1,554	$14,561	$105	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2011
Commercial & industrial	$549	$322	$179	$501	$63	$355	$2	$-
Commercial real estate:
Non-owner occupied	5,434	3,144	2,176	5,320	301	3,026	53	-
Owner occupied	8,538	5,730	2,915	8,645	792	4,953	108	14
Construction	656	656	-	656	152	375	-	-
Consumer:
Home equity installment	1,050	395	622	1,017	88	751	6	3
Home equity line of credit	730	229	501	730	55	488	2	1
Auto	-	-	-	-	-	3	-	-
Other	-	-	-	-	-	12	-	-
Residential:
Real Estate	2,619	1,083	1,246	2,329	84	2,867	155	59
Construction	94	78	-	78	-	91	-	-
Total	$19,670	$11,637	$7,639	$19,276	$1,535	$12,921	$326	$77

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure
Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Pass	$66,987	$64,064	$71,742	$65,819	$64,356	$66,298	$6,961	$6,911
Special mention	2,844	2,953	3,782	5,681	1,534	1,627	1,238	1,246
Substandard	1,243	1,355	7,744	7,975	8,355	8,686	1,239	1,230
Doubtful	-	-	-	-	-	-	-	-

Total	$71,074	$68,372	$83,268	$79,475	$74,245	$76,611	$9,438	$9,387

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
(dollars in thousands)	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Performing	$34,289	$35,373	$31,716	$31,756	$15,045	$13,539	$6,564	$5,833
Non-performing	1,057	1,017	486	730	18	-	23	-
Total	$35,346	$36,390	$32,202	$32,486	$15,063	$13,539	$6,587	$5,833

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Performing	$87,001	$77,497	$3,476	$4,032
Non-performing	2,055	2,594	70	78
Total	$89,056	$80,091	$3,546	$4,110

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

Each quarter, management performs an assessment of the allowance for loan losses. The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable. The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating. In 2012, the Company did not change its policy or methodology in calculating the allowance for loan losses from the policy or methodology used in 2011.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	-	275	207	17	-	499
Recoveries	8	-	3	-	-	11
Provision	(23)	337	222	164	-	700
Ending balance	$1,206	$4,041	$1,453	$1,198	$422	$8,320
Ending balance: individually
evaluated for impairment	$17	$1,288	$123	$126		$1,554
Ending balance: collectively
evaluated for impairment	$1,189	$2,753	$1,330	$1,072		$6,344
Loans Receivables:
Ending balance	$71,074	$166,951	$89,198	$92,602		$419,825
Ending balance: individually
evaluated for impairment	$392	$14,091	$1,563	$2,125		$18,171
Ending balance: collectively
evaluated for impairment	$70,682	$152,860	$87,635	$90,477		$401,654

As of and for the year ended December 31, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	128	699	654	577	-	2,058
Recoveries	407	37	17	7	-	468
Provision	(426)	402	824	758	242	1,800
Ending balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Ending balance: individually
evaluated for impairment	$63	$1,245	$143	$84		$1,535
Ending balance: collectively
evaluated for impairment	$1,158	$2,734	$1,292	$967		$6,151
Loans Receivables:
Ending balance	$68,372	$165,473	$88,248	$84,201		$406,294
Ending balance: individually
evaluated for impairment	$501	$14,621	$1,747	$2,407		$19,276
Ending balance: collectively
evaluated for impairment	$67,871	$150,852	$86,501	$81,794		$387,018

Information related to the change in the allowance for loan losses as of March 31, 2011 is a follows:

As of and for the three months ended March 31, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,238	$1,249	$863	$180	$7,898
Charge-offs	-	-	67	99	-	166
Recoveries	4	-	6	7	-	17
Provision	200	43	63	99	70	475
Ending balance	$1,572	$4,281	$1,251	$870	$250	$8,224

5. Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur if stock options to issue additional common stock were exercised, which would then result in additional stock outstanding to share in or dilute the earnings of the Company. The Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares. Generally, dilution would occur if Company-issued stock options were exercised and converted into common stock. There were no potentially dilutive shares outstanding in any of the reportable periods because the average share market prices of the Company’s common stock during the three months ended March 31, 2012 and 2011 were below the strike prices of all options granted.

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

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	Three months ended March 31,
	2012	2011
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,257	$1,227

Weighted-average common shares outstanding	2,261,380	2,185,488
Basic EPS	$0.56	$0.56

Diluted EPS:
Net income available to common shareholders	$1,257	$1,227

Weighted-average common shares outstanding	2,261,380	2,185,488
Diluted potential common shares	-	-
Weighted-average common shares and dilutive
potential shares outstanding	2,261,380	2,185,488
Diluted EPS	$0.56	$0.56

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

The Company established the 2000 Independent Directors Stock Option Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan. No stock options were awarded during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there were 15,000 unexercised stock options outstanding under this plan.

The Company also established the 2000 Stock Incentive Plan and has reserved 55,000 shares of its un-issued capital stock for issuance under the plan. There were no options awarded during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there were 4,500 unexercised stock options outstanding under this plan.

The 2000 stock option plans expired in 2011. In conjunction with the shareholders’ meeting held on May 1, 2012, the shareholders of the Company approved and therefore the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan. Previously issued and currently outstanding options may be exercised pursuant to the terms of the stock option plans existing at the time of grant. However, the outstanding options under the old plans may be cancelled and replaced with new grants under the new plans.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance. The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date. As of March 31, 2012, 25,700 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased. For the three months ended March 31, 2012 and 2011, compensation expense related to the ESPP approximated $12,000 and $24,000, respectively, and is included as components of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2012						December 31, 2011
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs	Carrying	Estimated
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)	amount	fair value
Financial assets:
Cash and cash equivalents	$65,681	$65,681	$65,681	$-	$-	$52,165	$52,165
Held-to-maturity securities	363	403	-	403	-	389	431
Available-for-sale securities	115,004	115,004	437	113,174	1,393	108,154	108,154
FHLB Stock	3,514	3,514	-	-	-	3,699	3,699
Loans, net	411,505	416,245	-	-	416,245	398,186	400,100
Loans held-for-sale	2,447	2,467	-	2,467	-	4,537	4,661
Accrued interest	2,042	2,042	2,042	-	-	2,082	2,082

Financial liabilities:
Deposit liabilities	548,165	544,660	422,526	122,134	-	515,802	513,729
Short-term borrowings	17,238	17,238	17,238	-	-	9,507	9,507
Long-term debt	16,000	18,866	-	18,866	-	21,000	24,272
Accrued interest	244	244	244	-	-	293	293

The carrying value of short-term financial instruments, as listed above, approximates their fair value. These instruments generally have limited credit exposure, no stated or short-term maturities and carry interest rates that approximate market:

•	Cash and cash equivalents;

•	Non-interest bearing deposit accounts;

•	Savings, NOW and money market accounts;

•	Short-term borrowings and

•	Accrued interest

Securities: With the exception of pooled trust preferred securities, fair values on the other debt investment securities (level 2) are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. The fair values of pooled trust preferred securities are determined based on an income approach, present value technique.

FHLB stock: The Company considers the fair value of FHLB stock is equal to its carrying value, or cost since there is no market value available and investments in and transactions for the stock are restricted and limited to the FHLB and its member-banks.

Loans, net: The fair value of loans is estimated by the net present value of the future expected cash flows discounted at the current offering rates. Current offering rates consider, among other things, credit risk. The carrying value that fair value is compared to is net of the allowance for loan losses and since there is a significant judgment included in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Loans held-for-sale: The fair value of loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

Certificates of deposit: The fair values of certificates of deposit are based on discounted cash flows using rates which approximate Level 2 market rates for deposits of similar maturities.

Long-term debt: Fair value is estimated using the rates currently offered for similar borrowings.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$27,858	$-	$27,858	$-
Obligations of states and political
subdivisions	30,593	-	30,593	-
Corporate bonds:
Pooled trust preferred securities	1,393	-	-	1,393
MBS - GSE residential	54,723	-	54,723	-
Equity securities - financial services	437	437	-	-
Total available-for-sale securities	$115,004	$437	$113,174	$1,393

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$25,873	$-	$25,873	$-
Obligations of states and political
subdivisions	30,159	-	30,159	-
Corporate bonds:
Pooled trust preferred securities	1,466	-	-	1,466
MBS - GSE residential	50,217	-	50,217	-
Equity securities - financial services	439	439	-	-
Total available-for-sale securities	$108,154	$439	$106,249	$1,466

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy. Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Assets classified as Level 2 use valuation techniques that are common to bond valuations. That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained. For the three months ended March 31, 2012, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company’s pooled trust preferred securities include both observable and unobservable inputs to determine fair value and, therefore, are considered Level 3 inputs. The accounting pronouncement related to fair value measurement provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity such as is the case with the Company’s investment in pooled trust preferred securities. The requirements of fair value measurement also call for additional disclosures on fair value measurements.

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

Quantitative information about Level 3 fair value measurements:
	Fair	Valuation	Unobservable	Input
(dollars in thousands)	value	technique	input	utilized
Available-for-sale securities:
Pooled trust preferred securities	$1,393	Discounted cash flow	- structural behavior;	Issuer specific
			- estimate of probability of default	4.65% - 4.93%
			- correlation analysis among issuers	50% - 30%
			- loss given default rate	100%
			- prepayment rate	0%
			- recovery rate	0%
			- credit adjusted cash flow discount rate	0% - 64.8%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities. As of March 31, 2012, the amortized cost and fair values amounted to $6.5 million and $1.4 million, respectively. The market for these securities is inactive – no new issues since late 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment, trading is sparse and consummated mostly by speculative hedge funds. Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments. Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach. This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs. The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio. The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;

•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;

•	Loss given default, or cash lost to investor. Assumed to be 100% with no recovery:

•	Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security. No prepayments are assumed and the tranche coupon rate is used as the discount rate; and

•	Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes. The OLEV considers a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data. The discount rates determined on an overall basis ranged from 0% to 64.8% as of March 31, 2012 and applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated:

	As of and for the three months ended March 31,
(dollars in thousands)	2012	2011
Balance at beginning of period	$1,466	$1,453
Realized losses in earnings	(105)	(75)
Unrealized gains (losses) in OCI:
Gains	151	150
Losses	(108)	(141)
Pay down / settlement	(19)	-
Interest paid in kind	7	-
Accretion	1	1
Balance at end of period	$1,393	$1,388

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,847	$-	$-	$8,847
Other real estate owned	1,706	-	-	1,706
Total	$10,553	$-	$-	$10,553

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,102	$-	$-	$10,102
Other real estate owned	902	-	-	902
Total	$11,004	$-	$-	$11,004

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans and other real estate owned (ORE). These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets.

The following describes valuation methodologies used for financial instruments measured at fair value on a non-recurring basis.

A loan is considered impaired when, based upon current information and events, it is probable that Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses, and as such are carried at the lower of net recorded investment or the estimated fair value. Estimates of fair value of the collateral is determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. For other real estate owned fair value is generally determined through independent appraisals of the underlying properties which generally include various level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses. Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions. At March 31, 2012 to account for these factors, adjustments to the appraisal values ranged from -20.8% to -50.0% (weighted average -31.8%). Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various level 3 inputs which are not identifiable. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized. The range of liquidation expenses and other appraisal adjustments of the impaired loans at March 31, 2012 was 0 % to -50.0% (weighted-average -20.4%). Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2012 compared to December 31, 2011 and a comparison of the results of operations for the three months ended March 31, 2012 and 2011. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2011 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the effect of new laws and regulations, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
▪	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
▪	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	deteriorating economic conditions;
▪	disruption of credit and equity markets; and
▪	acts of war or terrorism.

The Company cautions readers not to place undue reliance on forward-looking statements, which reflect analyses only as of the date of this document. The Company has no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this document.

Readers should review the risk factors described in other documents that we file or furnish, from time to time, with the Securities and Exchange Commission, including Annual Reports to Shareholders, Annual Reports filed on Form 10-K and other current reports filed or furnished on Form 8-K.

General

While the unemployment rate continued to fall nationally from 8.5% at December 31, 2011 to 8.2% at March 31, 2012, the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) saw a moderate 0.7% increase through the first quarter of 2012 with the labor force climbing more rapidly than employment.  Although the local unemployment rate increased from 8.5% at December 31, 2011 to 9.2% at March 31, 2012, there was a drop of 0.5% compared to March 31, 2011. Along with year- over-year improvements in the unemployment rate, regional foreclosure activity declined 41% in the first quarter of 2012 compared to the first quarter of 2011. The Scranton Metropolitan housing and real estate markets remain soft with median home values relatively unchanged from both year-end 2011 and March 31, 2011. Sustaining high levels of unemployment and the prolonged softness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolio.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes. Non-interest income consists mostly of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and foreclosed assets held-for-sale, the write-down to market value of foreclosed properties held-for-sale and from credit-related OTTI charges from investment securities. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance premiums, professional fees, loan collection and other real estate owned expenses, supplies and other operating overhead.

For 2012, the Company anticipates net interest margin to decline slightly caused by the prolonged low interest rate environment. In addition, stable non-interest income and expenses could be negated by the effect of the potential for increased credit costs and further credit-related OTTI charges.

Comparison of the results of operations

Three months ended March 31, 2012 and 2011

Overview

Net income for the first quarter of 2012 was $1.3 million, or $0.56 per diluted share compared to $1.2 million, or $0.56 per diluted share, recorded in the first quarter of 2011. Net income was essentially unchanged as higher non-interest income fully offset a decline in net interest income, higher operating expenses and an increase in the provision for loan losses.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.82% and 9.23%, respectively, for the three months ended March 31, 2012 compared to 0.86% and 10.41%, respectively, for the three months ended March 31, 2011. The lower ROA and ROE is attributable an increase in average earning-assets producing marginally lower net interest income and an increase in average shareholders’ equity.

Net interest income and interest sensitive assets / liabilities

For the three months ended March 31, 2012, net interest income decreased $0.1 million, or 2%, from $5.2 million in the first quarter of 2011 to $5.1 million in 2012. Though interest-earning assets were up $30.8 million in the first quarter of 2012 compared to the same 2011 quarter, the average balances of commercial loans declined $22.6 million and were replaced with significantly lower yielding investment securities and interest-bearing cash balances which negatively impacted interest income by $0.5 million, or 8%. To help mitigate the decrease in interest income, interest expense declined $0.4 million, or 29%, in the first quarter of 2012 compared to the first quarter of 2011. Although the Company’s average interest-bearing liabilities increased $22.6 million, the rates paid on higher average interest-bearing deposits were 42 basis points less in the first quarter of 2012 compared to the first quarter of 2011. The lower rates paid on deposits was the primary factor for the decline in interest expense.

For the first quarter, the Company’s tax-equivalent margin and spread declined to 3.73% and 3.55%, respectively, in 2012 from 4.05% and 3.78%, in 2011. The decline in spread was caused by the effect lower yields earned compared to the savings from lower rates paid. The lower margin was from lower net interest income on a higher volume of lower producing average interest-earning assets.

The dominating low interest rate environment has been causing yields from earning assets to contract and will most likely continue to do so throughout 2012 and therefore will compress the Company’s net interest margin. At 84 basis points, the Company’s cost of interest-bearing liabilities for the quarter ended March 31, 2012 is 41 basis points lower than the 1.25% paid in the first quarter of 2011. Reducing deposit rates would help reduce interest expense, however, the rates currently paid on deposits are at very low levels with little room for additional downward adjustment. Maturing certificates of deposit with interest rates that exceed the Company’s cost of funds will help lower interest expense, but the lower yields on existing, new and re-pricing interest earning-assets will exert downward pressure on net interest margin. To help stabilize net interest income, in February, the Company paid off a $5.0 million, 3.61% long-term FHLB advance scheduled to mature in 2013. A prepayment fee of $0.2 million was incurred but the transaction will be accretive to net interest margin throughout 2012. The Company will feel the full economic benefit through 2013.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements to further combat the decline in interest income. The Company’s marketing department, in concert with ALM, lending and deposit gatherers, continues to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits in order contain the Company’s interest rate margin to appropriate levels.

The table that follows sets forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated:

	Three months ended:
(dollars in thousands)	March 31, 2012			March 31, 2011
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$44,765	$28	0.25%	$27,880	$17	0.25%
Investments:
Agency - GSE	26,114	76	1.17	16,933	93	2.23
MBS - GSE residential	50,094	206	1.65	40,325	206	2.07
State and municipal	28,405	465	6.59	25,879	428	6.71
Other	10,471	20	0.77	14,321	14	0.38
Total investments	115,084	767	2.68	97,458	741	3.08

Loans:
Commercial and CRE	235,631	3,080	5.26	258,277	3,632	5.70
Consumer	55,859	948	6.82	56,337	977	7.03
Residential real estate	123,758	1,457	4.73	104,318	1,388	5.39
Direct financing leases	-	-	-	276	4	6.05
Total loans	415,248	5,485	5.31	419,208	6,001	5.80

Federal funds sold	289	-	0.25	81	-	0.25

Total interest-earning assets	575,386	6,280	4.39%	544,627	6,759	5.03%

Non-interest earning assets	41,246			37,044

Total Assets	$616,632			$581,671

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,786	$59	0.22%	$109,078	$161	0.60%
NOW	77,106	23	0.12	63,312	32	0.21
MMDA	105,615	151	0.57	78,528	102	0.53
CDs < $100,000	82,089	281	1.38	90,807	388	1.73
CDs > $100,000	41,234	169	1.65	49,071	358	2.96
Clubs	1,365	1	0.16	1,365	1	0.35
Total interest-bearing deposits	416,195	684	0.66	392,161	1,042	1.08

Repurchase agreements	16,036	15	0.38	14,787	19	0.52

Borrowed funds	19,081	239	5.04	21,748	256	4.77

Total interest-bearing liabilities	451,312	938	0.84%	428,696	1,317	1.25%

Non-interest bearing deposits	107,175			101,942

Non-interest bearing liabilities	3,355			3,257

Total liabilities	561,842			533,895

Shareholders' equity	54,790			47,776

Total liabilities and shareholders' equity	$616,632			$581,671
Net interest income		$5,342			$5,442

Net interest spread			3.55%			3.78%

Net interest margin			3.73%			4.05%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison between yields on interest-earning assets. Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses. Net deferred loan cost amortization of $16.7 thousand and $24.8 thousand in 2012 and 2011, respectively, are included in interest income from loans. Securities include non-accrual securities. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

Provision for loan losses of $0.7 million were made for the three months ended March 31, 2012 as compared to $0.5 million for the three month period ending March 31, 2011. Of the $0.7 million of provision in the quarter, $0.2 million was related to write-downs of properties which were moved to ORE in the quarter and $0.3 million was for specific reserves on impaired loans identified in the quarter. The balance of $0.2 million was related to normal loan growth.

The allowance for loan losses was $ 8.3 million as of March 31, 2012 compared to $8.1 million as of December 31, 2011. The increase in the allowance for loans was primarily made to fund charge-offs and to support the rise of $14.0 million in loans outstanding. For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at March 31, 2012 and December 31, 2011” below.

Other income

For the three months ended March 31, 2012, non-interest income amounted to $1.9 million compared to non-interest income of $1.3 million in the same 2011 quarter – a $0.6 million improvement. The improvement in non-interest income was from increased gains from the sales of securities and loans of $0.3 million and $0.1 million, respectively. In addition, continued success in financial services and trust activities as well as more loan and interchange fees were only partially offset by the increase in OTTI charges.

Other operating expenses

Other operating expenses increased $0.2 million, or 5%, in the first quarter of 2012 compared to the first quarter of 2011. Salary and employee benefits increased $0.1 million, or 6%, due to a larger work force. Compared to the first quarter of 2011, the average number of full-time equivalent number of employees increased from 157 to 161 for the first quarter of 2012. Loan collection expense increased by $0.1 million in the March 31, 2012 quarter compared to the March 31, 2011 quarter due to foreclosure expenses and real estate taxes paid on non-performing assets. The $0.1 million, or 24%, increase in other expenses was caused by a non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in 2012. The $0.1 million, or 47%, decline in FDIC insurance premiums was caused by the application of the new assessment calculation that went into effect after the first quarter of 2011.

Comparison of financial condition at

March 31, 2012 and December 31, 2011

Overview

Consolidated assets increased $32.5 million to $639.3 million, or 5%, as of March 31, 2012 from $606.7 million at December 31, 2011. The increase was from $40.1 million growth in deposits and repurchase agreements and a $1.4 million increase in shareholders’ equity. These items were partially offset by the $5.0 million pay-off of long-term debt.

Funds Deployed:

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

As of March 31, 2012, the carrying value of investment securities amounted to $115.4 million, or 18% of total assets, compared to $108.5 million, or 18% of total assets, at December 31, 2011. On March 31, 2012, approximately 48% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow.

As of March 31, 2012, investment securities were comprised of HTM and AFS securities with carrying values of $0.4 million and $115.0 million, respectively. The AFS debt securities were recorded with a net unrealized loss in the amount of $1.4 million and equity securities were recorded with an unrealized gain of $0.1 million, compared to $1.8 million and $0.1 million, respectively as of December 31, 2011, or a net improvement of $0.4 million during the first quarter of 2012.

The Company’s investment policy is designed to complement its lending activity. During the three months ended March 31, 2012, the carrying value of total investments increased $6.8 million, or 6%. Though the loan portfolio grew $13.5 million during the first quarter of 2012, the Company will continue to use excess cash generation to prudently grow the investment portfolio to manage liquidity, help preserve net interest margin and reduce credit risk. The Company uses cash flow generated from deposits, mortgage-backed securities’ pay downs and bond calls to invest, re-invest and advantageously diversify the securities portfolio to help reduce the overall risk in the balance sheet.

A comparison of investment securities at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$55,086	47.8%	$50,606	46.6%
State & municipal subdivisions	30,593	26.5	30,159	27.8
Agency - GSE	27,858	24.1	25,873	23.8
Pooled trust preferred securities	1,393	1.2	1,466	1.4
Equity securities - financial services	437	0.4	439	0.4
Total	$115,367	100.0%	$108,543	100.0%

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs). The market for these securities and other issues of PreTSLs, as of and for the three months ended March 31, 2012, remained inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels. To date, there has not been a new PreTSL issue since the fourth quarter of 2007. Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market. There are currently very few market participants who are willing and/or able to transact for these securities. The Company was informed by its capital markets service provider that the volume of trading activity in PreTSLs is de minimis, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle. Therefore, the Company has concluded that the market for these securities continues to be inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exists with dislocation between spreads and default activity resulting in difficulties in assessing relative observable inputs to determine fair value. To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics. Specifically, a fair value “Level 3” modeled income approach that maximizes the use of observable inputs and minimizes the use of unobservable inputs is more representative of fair value than a market-quote approach. Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior. Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the three months ended March 31, 2012, the Company’s engaged a structured finance products specialist firm to analyze the eight securities in the portfolio that have an amortized cost basis. The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest. One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary. The firm applied the following steps and assumptions to the remaining seven securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

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

The results of the OTTI analysis (refer to Note 3, “Investment securities”, within the notes to the consolidated financial statements for a complete description of the analysis performed) determined that as of and for the three months ended March 31, 2012, the estimated value, based on the expected discounted cash flow, of two PreTSLs: IX and XVIII was insufficient to recover the amortized cost basis, and therefore has experienced credit-related impairment of $0.1 million for the three months ended March 31, 2012 compared to $0.1 million of credit-related impairment on PreTSL XXIV for the three months ended March 31, 2011. Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statement of income. Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. The Company was not required to purchase FHLB stock during 2012 and 2011. Excess stock is typically repurchased from the Company at par if the level of borrowings decline to a predetermined level. In addition, the Company would typically earn a return or dividend on the amount invested. In order to preserve its capital, in December 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. During the fourth quarter of 2010, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension. Since then, the Company was able to redeem approximately $1.2 million of its FHLB stock. During the first quarter of 2012, the FHLB declared its first cash dividend since 2008. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired. There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

Loans held-for-sale (HFS)

Upon origination, certain residential mortgages are classified as HFS. In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected. Consideration is given to the Company’s current liquidity position and projected future liquidity needs. To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS. The carrying value of loans HFS is at the lower of cost or estimated fair value. If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings. Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

As of March 31, 2012, loans HFS amounted to $2.4 million which approximated fair value, compared to $4.5 million, respectively, at December 31, 2011. During the three months ended March 31, 2012, residential mortgage loans with principal balances of $18.8 million were sold into the secondary market with net gains of approximately $0.4 million recognized, compared to $8.7 million and $0.2 million, respectively, during the three months ended March 31, 2011.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships with its loyal customer base. At March 31, 2012 and December 31, 2011, the servicing portfolio balance of sold residential mortgage loans was $194.3 million and $193.5 million, respectively.

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

Commercial and industrial

The commercial and industrial loan portfolio increased $2.7 million, or 4.0%, from $68.4 million at December 31, 2011 to $71.1 million at March 31, 2012. A portion of the increase can be attributed to a tax anticipation loan which our Company provided the leadership and several community banks participated. Our share of this tax anticipation loan was $3 million. In addition to the credit facility, deposit and trust services are provided. The continued economic uncertainty and its impact on businesses’ cash flow and our conservative underwriting standards are likely to result in a controlled C&I loan growth.

Commercial real estate

The commercial real estate loan portfolio had a minimal increase of $1.5 million, or 0.9%, from $165.5 million at December 31, 2011 to $167.0 million as of March 31, 2012. The majority of the increase in the non-owner occupied portfolio is the result of an existing credit facility that was reclassified to non-owner occupied; the offset to this reclassification was the owner occupied portfolio. The Company will continue our strategy of selectively originating commercial real estate facilities.

Residential

The residential portfolio increased $8.4 million, or 10.0%, from $84.2 million at December 31, 2011 to $92.6 million at March 31, 2012. This increase, as in the previous quarter, was primarily attributed to a mortgage loan modification program, afforded only to high quality customers, and selectively maintaining in-house (not selling to the secondary market) FNMA qualifying fixed-rate mortgages up to a 15-year term. The mortgage loan modification program offered during the first quarter of 2012 for all practical purposes is complete.

Consumer loans

The consumer loan portfolio remained relatively stable with a minimal increase of less than $1 million, or 1.1%, from $88.3 million at December 31, 2011 to $89.2 million at March 31, 2012. Within the portfolio was an increase in auto loan activity through our dealer loan program offset by a decrease in our Home Equity installment loans. The increase being caused by our efforts in business development and the decrease is attributed to Home Equity installment loan payoffs from mortgage refinances.

The composition of the loan portfolio at March 31, 2012 and December 31, 2011, is summarized as follows:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$71,074	16.9%	$68,372	16.8%
Commercial real estate:
Non-owner occupied	83,268	19.8	79,475	19.6
Owner occupied	74,245	17.7	76,611	18.9
Construction	9,438	2.2	9,387	2.3
Consumer:
Home equity installment	35,346	8.4	36,390	9.0
Home equity line of credit	32,202	7.7	32,486	8.0
Auto	15,063	3.6	13,539	3.3
Other	6,587	1.7	5,833	1.4
Residential:
Real estate	89,056	21.2	80,091	19.7
Construction	3,546	0.8	4,110	1.0
Gross loans	419,825	100.0%	406,294	100.0%
Less:
Allowance for loan losses	(8,320)		(8,108)
Net loans	$411,505		$398,186
Loans held-for-sale	$2,447		$4,537

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

Total charge-offs, net of recoveries, for the three months ended March 31, 2012 were $0.5 million, compared to $0.1 million in the first three months of 2011. Commercial and industrial loans recorded a net recovery of $8,000 at March 31, 2012, as opposed to recoveries of $4,000 for the three months ended March 31, 2011. Consumer loan net charge-offs of $0.2 million were recorded during the three months ended March 31, 2012 versus $62,000 at the March 31, 2011 like period end. There were $0.3 million of commercial real estate net charge-offs during the three months ended March 31, 2012. There were no commercial real estate loan net charge-offs during the three month period ending March 31, 2011 Residential real estate net charge-offs totaled $17,000 with no recoveries posted for the three month period ending March 31, 2012 versus $92,000 of net charge-offs at March 31, 2011. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.3 million at March 31, 2012, and $8.1 million at December 31, 2011.

Management believes that the current balance in the allowance for loan losses of $8.3 million is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011

Balance at beginning of period	$8,108		$7,898		$7,898

Charge-offs:
Commercial and industrial	-		128		-
Commercial real estate	275		699		-
Consumer	207		654		67
Residential	17		577		99
Total	499		2,058		166

Recoveries:
Commercial and industrial	8		407		4
Commercial real estate	-		37		-
Consumer	3		17		6
Residential	-		7		7
Total	11		468		17
Net charge-offs	488		1,590		149
Provision for loan losses	700		1,800		475
Balance at end of period	$8,320		$8,108		$8,224

Total loans, end of period	$422,272		$410,831		$419,807

Net charge-offs to (annualized):
Average loans	0.47%		0.39%		0.14%
Allowance for loan losses	23.46%		19.61%		7.24%
Provision for loan losses	0.70	x	0.88	x	0.31	x

Allowance for loan losses to:
Total loans	1.97%		1.97%		1.96%
Non-accrual loans	0.65	x	0.58	x	0.87	x
Non-performing loans	0.64	x	0.57	x	0.82	x
Net charge-offs (annualized)	4.26	x	5.10	x	13.81	x

Loans 30-89 days past due and still accruing	$5,557		$4,358		$3,953
Loans 90 days past due and accruing	$179		$265		$548
Non-accrual loans	$12,857		$13,962		$9,463
Allowance for loan losses to loans 90
days or more past due and accruing	46.55	x	30.55	x	15.01	x

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

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities. As of March 31, 2012, non-performing assets represented 3.32% of total assets compared to 3.58% at December 31, 2011.

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

The non-performing assets for the period were mostly comprised of non-accruing commercial loans, non-accruing real estate loans, troubled debt restructurings, non-accrual securities and ORE. Most of the loans are collateralized, thereby mitigating the Company’s potential for loss. At March 31, 2012, $0.9 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status compared to $0.9 million during the first three months of 2011. For a further discussion on the Company’s securities portfolio, see Note 3, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management discussion and analysis section.

Non-performing loans decreased from $14.2 million on December 31, 2011 to $13.0 million at March 31, 2012. At December 31, 2011, the over 90 day past due portion was $0.3 million and was comprised of three loans ranging from $47,000 to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $2,700 to $3.4 million. At March 31, 2012, there were five loans to unrelated borrowers aggregating $0.2 million in the over 90 day category ranging from $300 to $0.1 million and 73 loans to unrelated borrowers ranging from $2,500 to $3.4 million in the non-accrual category. The net decline for the quarter resulted from a combination of charge offs, transfers to ORE and repayments offset by additions to the non-accruals.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructuring (TDR). TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDR loans aggregated $6.5 million at March 31, 2012 which consisted of $5.3 million of accruing commercial real estate loans, $1.2 million of non-accrual commercial real estate loans, and $44,000 of accruing commercial loans. At December 31, 2011, TDR loans aggregated $6.7 million which consisted of $5.3 million of accruing commercial real estate loans, $1.4 million of non-accrual commercial real estate loans, and $44,000 of accruing commercial loans. During the first quarter of 2012, additional changes to the level of TDR’s occurred as follows; one loan was reduced by a charge-off of $0.2 million to its fair value, and two loans were reduced by payments aggregating $755.

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

At March 31, 2012, the non-accrual loans aggregated $12.9 million as compared to $14.0 million at December 31, 2011. The net decrease in the level of non-accrual loans during the period ending March 31, 2012 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $0.6 million were made during the year; these were offset by reductions or payoffs of $0.4 million, charge-offs of $0.4 million, $0.8 million of transfers to ORE and $32,000 of loans that returned to performing status. Loans past due 90 days or more and accruing were $0.2 million at March 31, 2012, and $0.3 million at December 31, 2011. The ratio of non-performing loans to total loans was 3.09% at March 31, 2012 compared to 3.46% at December 31, 2011.

Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. During 2011, the Company collected approximately $77,000 of interest income recognized on the cash basis. If the non-accrual loans that were outstanding as of March 31, 2012 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.4 million for the period ended March 31, 2012.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2012	Decmber 31, 2011	March 31, 2011

Loans past due 90 days or more and accruing	$179	$265	$548
Non-accrual loans *	12,857	13,962	9,463
Total non-performing loans	13,036	14,227	10,011
Troubled debt restructurings	5,314	5,314	2,068
Other real estate owned	1,973	1,169	1,132
Non-accrual securities	889	1,038	932
Total non-performing assets	$21,212	$21,748	$14,143

Total loans, including loans held-for-sale	$422,272	$410,831	$419,807
Total assets	$639,280	$606,742	$596,297
Non-accrual loans to total loans	3.04%	3.40%	2.25%
Non-performing loans to total loans	3.09%	3.46%	2.38%
Non-performing assets to total assets	3.32%	3.58%	2.37%

* In the table above, the March 31, 2012 amount includes $1.2 million of non-accrual TDR’s. The December 31, 2011 and March, 31, 2011 amounts include $1.4 million and $1.8 million, respectively, of non-accrual TDRs.

The composition of non-performing loans as of March 31, 2012 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$71,074	$24	$348	$372	0.52%

Commercial real estate:

Non-owner occupied	83,268	-	2,251	2,251	2.70%
Owner occupied	74,245	134	5,910	6,044	8.14%
Construction	9,438	-	660	660	6.99%

Consumer:

Home equity installment	35,346	-	1,057	1,057	2.99%
Home equity line of credit	32,202	-	486	486	1.51%
Auto	15,063	18	-	18	-
Other	6,587	3	20	23	0.00

Residential:
Real estate	89,056	-	2,055	2,055	2.31%
Construction	3,546	-	70	70	1.97%
Loans held-for-sale	2,447	-	-	-	-

Total	$422,272	$179	$12,857	$13,036	3.09%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale was $2.0 million at March 31, 2012 and consisted of nine ORE properties, which stemmed from unrelated borrowers, all of which were listed for sale with local realtors. Four properties totaling $0.9 million were added during 2012 with the remaining $1.1 million in five properties, one of which is a commercial property, stemming from 2010. As of December 31, 2011, ORE consisted of six properties with an aggregate value of $1.2 million.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Deposit products include transaction accounts such as: savings; clubs; interest-bearing checking (NOW); money market and non-interest bearing checking (DDA). The Company also offers short- and long-term deposit accounts such as certificates of deposit. Certificates of deposit, or CDs, are deposits with stated maturities which can range from seven days to ten years. The flow of deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances. Though the Company competes for deposits, the interest rate setting strategy also considers the Company’s balance sheet structure and cost effective strategies that are mindful of the current economic backdrop.

The following table represents the components of deposits as of the date indicated:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Money market	$103,398	18.9%	$107,675	20.9%
NOW	83,177	15.2	79,127	15.3
Savings and clubs	111,711	20.4	107,500	20.9
Certificates of deposit	120,838	22.0	125,345	24.3
Total interest-bearing	419,124	76.5	419,647	81.4
Non-interest bearing	129,041	23.5	96,155	18.6
Total deposits	$548,165	100.0%	$515,802	100.0%

Compared to December 31, 2011, total deposits grew $32.4 million, or 6%, during the three months ended March 31, 2012. The increase stems from growth in non-interest bearing DDAs of $32.9 million, savings and clubs of $4.2 million and NOW accounts of $4.1 million partially offset by a decline in money market accounts of $4.3 million and CDs of $4.5 million. Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. The increase in DDA and NOW accounts were primarily due to the Company’s relationship with various municipalities and has historically benefited from inflow of their seasonal tax deposits. As the municipal deposits are seasonal in nature, their balances are highly volatile and very often, unpredictable. Growth in DDA balances was further augmented on the success of strengthening relationships with the Company’s business customers and also for the preference, by some large deposit customers, for unlimited FDIC insurance protection on deposits in non-interest bearing checking accounts in lieu of low yielding transaction accounts. The decrease in money market was due to the expected run-off of balances where customers were attracted to a successful promotion in 2011. Balances shifted primarily into saving accounts, which generally carry a higher rate of interest than basic money market or NOW accounts. The gathering of core deposits continues to be a primary objective for both retail and business deposits. The Company has successfully focused on providing exemplary customer service and introducing highly innovative deposit-gathering techniques. This approach has strengthened the Company’s low-cost funding base. The continued low interest rate environment has resulted in a wide-spread preference for customers to place their money in non-maturing interest-bearing accounts rather than to renew maturing CDs. Balances in CDs continue to decline due to an unattractive rate environment for long-termed deposit products coupled with a desire to keep money liquid. When market rates do rise, the Company will focus on and promote CD gathering strategies that will strive to increase time deposits while maintaining its low-costing core deposit foundation.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions. As of March 31, 2012, CDARS represented $10.7 million, or 2%, of total deposits, compared to $11.0 million, or 2%, of total deposits at December 31, 2011.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $40.7 million and $41.9 million at March 31, 2012 and December 31, 2011, respectively. Certificates of deposit of $250,000 or more amounted to $14.1 million and $13.6 million as of March 31, 2012 and December 31, 2011.

Including CDARS, approximately 44% and 28% of the CDs are scheduled to mature in 2012 and 2013, respectively. Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products. In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction products such as savings or money market accounts. When interest rates begin to rise, the Company expects CDs to grow to more historical normal levels of total deposits with the possibility of concurring abatement in transactional deposit balances.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Bank will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company. The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements. Repurchase agreements are offered through a sweep product. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account. Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA. Customer liquidity is the typical cause for variances in repurchase agreements, which for the first three months of 2012 increased $7.7 million, or nearly doubled, from year-end December 31, 2011.

In response to interest rate margin compression, in February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million. The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013. Proceeds from the sale of AFS securities and cash on-hand were used to fund the payoff.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$17,238	51.9%	$9,507	31.2%
FHLB advances:
Long-term	16,000	48.1%	21,000	68.8%
Total	$33,238	100.0%	$30,507	100.0%

Accrued interest payable and other liabilities

The $3.9 million decrease in other liabilities was caused by the distribution of funds to participant banks of a participated loan that paid off on the last day of December 2011.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. As of March 31, 2012, the Bank maintained a one-year cumulative gap of positive $86.6 million, or 13.5%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2012:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total
Cash and cash equivalents	$51,437	$-	$-	$14,244	$65,681
Investment securities (1)(2)	5,847	22,088	28,446	62,500	118,881
Loans (2)	152,939	65,544	117,925	77,544	413,952
Fixed and other assets	-	9,819	-	30,947	40,766
Total assets	$210,223	$97,451	$146,371	$185,235	$639,280
Total cumulative assets	$210,223	$307,674	$454,045	$639,280

Non-interest-bearing transaction deposits (3)	$-	$12,917	$35,461	$80,663	$129,041
Interest-bearing transaction deposits (3)	109,266	15,105	118,723	55,192	298,286
Certificates of deposit	18,264	48,325	42,271	11,978	120,838
Repurchase agreements	17,238	-	-	-	17,238
Long-term debt	-	-	-	16,000	16,000
Other liabilities	-	-	-	2,900	2,900
Total liabilities	$144,768	$76,347	$196,455	$166,733	$584,303
Total cumulative liabilities	$144,768	$221,115	$417,570	$584,303

Interest sensitivity gap	$65,455	$21,104	$(50,084)	$18,502
Cumulative gap	$65,455	$86,559	$36,475	$54,977

Cumulative gap to total assets	10.2%	13.5%	5.7%	8.6%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.

(2)	Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans are included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

(3)	The Bank’s demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

Earnings at Risk. Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities re-price one-for-one with market rates (e.g., savings rate). The ALCO looks at “earnings at risk” to determine income changes from a base case scenario under an immediate increase and decrease of 200 basis points in interest rate simulation models.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumes that interest-earning asset and interest-bearing liability levels at March 31, 2012 remain constant. The impact of the rate movements was developed by simulating the income effect of yields / rates changing over a twelve-month period from the March 31, 2012 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	7.2%	(3.9)%
Net income	22.0	(11.7)
Economic value at risk:
Economic value of equity	(8.0)	(10.6)
Economic value of equity as a percent of total assets	(0.7)	(1.0)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. As of March 31, 2012, the Company’s risk-based capital ratio was 12.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2012, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$22,009	$1,482	7.2%
+100 basis points	21,146	619	3.0
Flat rate	20,527	-	-
-100 basis points	20,002	(525)	(2.6)
-200 basis points	19,727	(800)	(3.9)

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

The Company employs a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO. As of March 31, 2012, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the three months ended March 31, 2012, the Company generated $13.5 million of cash. The Company’s operations provided $2.1 million mostly from $5.1 million of net cash inflow from the components of net interest income, $3.7 million of net proceeds from mortgage banking services and partially offset by approximately $3.1 million of net non-interest expense and from the aforementioned $3.7 million remitted to area banks from the late 2011 payoff of a participated loan. The Company used the $40.1 million of growth in deposits and repurchase agreements and net cash generated from maturing and prepaying interest-earning assets to fund growth in the loan and investment portfolios, pay down of $5.0 million of long-term debt from the FHLB and facilities expansion. After the payment of quarterly dividends, the Company was able to retain the excess funds that will be used to prudently grow interest-earning assets, facility upgrades and provide for the unpredictable deposit cash outflow from the Company’s municipal customers.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease obligations, certificates of deposit, FHLB advances and repurchase agreements. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and other bank purposes. The Company’s position with respect to lending commitments and significant contractual obligations, both on a short- and long-term basis has not changed materially from December 31, 2011, with the exception of the obligation related to the lease commitment for the Company’s Moosic branch. During the first quarter of 2012, the Company purchased the Moosic branch from an unaffiliated third party for $0.5 million. The facility had been previously leased under the terms of an operating lease that extended through 2019. As a result of this purchase, the Company is no longer obligated for $0.5 million in future minimum lease payments related to the Moosic branch.

As of March 31, 2012, the Company maintained $65.7 million in cash and cash equivalents, $117.5 million in securities AFS and loans HFS. In addition, as of March 31, 2012, the Company had approximately $130.0 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $19.6 million from the CDARS program and $29.4 million (including the Borrower-In-Custody [BIC] program) from the Discount Window of the Federal Reserve Bank (FRB). The purpose of the BIC arrangement is to provide flexibility to banks so they may increase their pool of pledged collateral while avoiding the inconvenience and cost of transporting collateral and supporting documentation to the FRB. The combined total of $383.2 million represented 60% of total assets as of March 31, 2012. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2012, total shareholders' equity increased $1.4 million, or 3%. The increase was due principally from: net income of $1.3 million; a $0.3 million after tax improvement in other comprehensive income caused by a lower unrealized loss position in the market value of the AFS securities portfolio; $0.4 million from proceeds from employees enrolled in the Company’s Employee Stock Purchase and Dividend Reinvestment Plans; partially offset by $0.6 million on the declaration of quarterly cash dividends.

Though improving, as of March 31, 2012, the Company’s unrealized loss position amounted to $0.9 million, net of tax, from securities AFS, an improvement compared to the net unrealized loss of $1.1 million as of December 31, 2011. The condition of the economy continues to assert uncertainty in the financial and capital markets and has had a sizable and prolonged negative impact on the fair value estimates on the securities in banks’ investment portfolios, including the Company’s investment portfolio. Management of the Company maintains these changes are due principally to liquidity problems in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers. When Treasury rates begin to rise, the value of the bond portfolio will typically decline as bond values move in an inverse direction to the movement in interest rates. As such there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The appropriate risk-weighting, pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that were rated below investment grade, thereby significantly inflating the total risk-weighted assets. This requirement had an adverse impact on the total capital and Tier I capital ratios in 2012 and 2011. The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of March 31, 2012, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2012:

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:

Total capital (to risk-weighted assets)
Consolidated	$ 59,674	12.9%	≥ $36,964	≥ 8.0%	N/A	N/A
Bank	$ 59,515	12.9%	≥ $36,956	≥ 8.0%	≥ $46,195	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$ 53,802	11.6%	≥ $18,482	≥ 4.0%	N/A	N/A
Bank	$ 53,708	11.6%	≥ $18,478	≥ 4.0%	≥ $27,717	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$ 53,802	8.8%	≥ $24,657	≥ 4.0%	N/A	N/A
Bank	$ 53,708	8.7%	≥ $24,641	≥ 4.0%	≥ $30,802	≥ 5.0%

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2012.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2011 Form 10-K filed with the Securities and Exchange Commission on March 20, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

*10.9 Change of Control Agreement with Salvatore R. DeFrancesco, the Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*10.10 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.11 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.13 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.14 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended March 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and March 31, 2011 and Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011

________________________________________________

* Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: May 15, 2012	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 15, 2012	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page
3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.	*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.3 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-152806 on Form S-3 filed on August 6, 2008 and by Post-Effective Amendment No. 1 on January 25, 2010.	*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, the Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.	*

10.10 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.11 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.13 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.14 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

11 Statement regarding computation of earnings per share.	21

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	52

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	53

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	54

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	54

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended March 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and March 31, 2011 and Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011. **

* Incorporated by Reference

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

-51-