Form 10-Q
period 2012-06-30
FIDELITY D & D BANCORP INC
filed 2012-08-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2012, the latest practicable date, was 2,290,515 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2012

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2012	December 31, 2011

Assets:
Cash and due from banks	$12,063	$15,158
Interest-bearing deposits with financial institutions	10,728	37,007

Total cash and cash equivalents	22,791	52,165

Available-for-sale securities	110,471	108,154
Held-to-maturity securities	338	389
Federal Home Loan Bank stock	3,339	3,699
Loans, net (allowance for loan losses of $8,151 in 2012; $8,108 in 2011)	417,967	398,186
Loans held-for-sale (fair value $4,661 in 2011)	-	4,537
Foreclosed assets held-for-sale	2,086	1,169
Bank premises and equipment, net	13,686	13,575
Cash surrender value of bank owned life insurance	9,901	9,740
Accrued interest receivable	2,143	2,082
Other assets	13,014	13,046

Total assets	$595,736	$606,742

Liabilities:
Deposits:
Interest-bearing	$401,787	$419,647
Non-interest-bearing	110,283	96,155

Total deposits	512,070	515,802

Accrued interest payable and other liabilities	2,997	6,809
Short-term borrowings	8,106	9,507
Long-term debt	16,000	21,000

Total liabilities	539,173	553,118

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,290,515 in 2012; and 2,254,542 in 2011)	23,080	22,354
Retained earnings	33,821	32,380
Accumulated other comprehensive loss	(338)	(1,110)

Total shareholders' equity	56,563	53,624

Total liabilities and shareholders' equity	$595,736	$606,742

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest income:
Loans:
Taxable	$5,292	$5,760	$10,572	$11,568
Nontaxable	116	133	252	260
Interest-bearing deposits with financial institutions	15	22	43	39
Investment securities:
U.S. government agency and corporations	240	366	521	665
States and political subdivisions (nontaxable)	310	300	619	588
Other securities	18	16	36	28

Total interest income	5,991	6,597	12,043	13,148

Interest expense:
Deposits	617	1,015	1,301	2,057
Securities sold under repurchase agreements	8	7	23	26
Long-term debt	213	258	452	514

Total interest expense	838	1,280	1,776	2,597

Net interest income	5,153	5,317	10,267	10,551

Provision for loan losses	600	375	1,300	850

Net interest income after provision for loan losses	4,553	4,942	8,967	9,701

Other income:
Service charges on deposit accounts	424	443	843	860
Interchange fees	268	250	522	467
Fees from trust fiduciary activities	149	107	307	201
Fees from financial services	118	152	286	299
Service charges on loans	357	213	651	333
Fees and other revenue	101	109	175	189
Earnings on bank-owned life insurance	81	78	161	155
Gain (loss) on sale, recovery, or disposal of:
Loans	434	93	829	339
Investment securities	7	16	261	16
Premises and equipment	(1)	-	(1)	-
Foreclosed assets held-for-sale	-	3	(15)	18
Write-down of foreclosed assets held-for-sale	(35)	(66)	(60)	(66)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(31)	(91)	(241)	(306)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	-	91	105	231
Net impairment losses on investment securities recognized in earnings	(31)	-	(136)	(75)
Total other income	1,872	1,398	3,823	2,736

Other expenses:
Salaries and employee benefits	2,294	2,194	4,651	4,419
Premises and equipment	806	918	1,704	1,894
Advertising and marketing	243	199	395	350
Professional services	365	359	671	613
FDIC assessment	127	199	249	429
Loan collection	180	125	301	140
Other real estate owned	73	30	90	55
Office supplies and postage	93	124	212	236
Other	497	472	1,118	974

Total other expenses	4,678	4,620	9,391	9,110

Income before income taxes	1,747	1,720	3,399	3,327

Provision for income taxes	430	431	825	811

Net income	$1,317	$1,289	$2,574	$2,516

Per share data:
Net income - basic	$0.57	$0.59	$1.13	$1.15
Net income - diluted	$0.57	$0.59	$1.13	$1.15
Dividends	$0.25	$0.25	$0.50	$0.50

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$1,317	$1,289	$2,574	$2,516

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	545	1,570	1,149	2,283
Reclassification adjustment for gains realized in income	(7)	(16)	(261)	(16)
Net unrealized gains	538	1,554	888	2,267
Tax effect	(183)	(528)	(302)	(771)
Unrealized gains, net of tax	355	1,026	586	1,496
Non-credit-related impairment gains (losses) on investment securities not expected to be sold	238	(58)	282	(53)
Tax effect	(81)	20	(96)	18
Net non-credit-related impairment gains (losses) on investment securities	157	(38)	186	(35)
Other comprehensive income, net of tax	512	988	772	1,461
Total comprehensive income, net of tax	$1,829	$2,277	$3,346	$3,977

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

 For the six months ended June 30, 2012 and 2011

(Unaudited)

				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	loss	Total
Balance, December 31, 2010	2,178,028	$21,047	$29,545	$(3,817)	$46,775
Comprehensive income			2,516	1,461	3,977
Issuance of common stock through Employee Stock Purchase Plan	4,801	67			67
Issuance of common stock through Dividend Reinvestment Plan	34,623	600			600
Stock-based compensation expense		24			24
Cash dividends declared			(1,096)		(1,096)
Balance, June 30, 2011	2,217,452	$21,738	$30,965	$(2,356)	$50,347

Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Comprehensive income			2,574	772	3,346
Issuance of common stock through Employee Stock Purchase Plan	3,874	67			67
Issuance of common stock through Dividend Reinvestment Plan	32,099	644			644
Stock-based compensation expense		15			15
Cash dividends declared			(1,133)		(1,133)
Balance, June 30, 2012	2,290,515	$23,080	$33,821	$(338)	$56,563

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$2,574	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,750	1,587
Provision for loan losses	1,300	850
Deferred income tax (benefit) expense	(225)	40
Stock-based compensation expense	15	24
Proceeds from sale of loans held-for-sale	39,972	13,625
Originations of loans held-for-sale	(32,995)	(10,483)
Write-down of foreclosed assets held-for-sale	60	66
Earnings on bank-owned life insurance	(161)	(155)
Net gain from sales of loans	(829)	(339)
Net gain from sales and recoveries of investment securities	(261)	(16)
Net loss (gain) from sales of foreclosed assets held-for-sale	15	(18)
Loss on disposal of equipment	1	-
Other-than-temporary impairment on securities	136	75
Change in:
Accrued interest receivable	(61)	(79)
Other assets	51	500
Accrued interest payable and other liabilities	(3,812)	(409)

Net cash provided by operating activities	7,530	7,784

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	52	48
Available-for-sale securities:
Proceeds from sales	3,581	823
Proceeds from maturities, calls and principal pay-downs	15,505	12,745
Purchases	(20,885)	(27,403)
Decrease in FHLB stock	361	443
Net (increase) decrease in loans	(24,191)	5,572
Acquisition of bank premises and equipment	(936)	(178)
Proceeds from sale of foreclosed assets held-for-sale	164	366

Net cash used by investing activities	(26,349)	(7,584)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,733)	24,480
Net decrease in short-term borrowings	(1,401)	(542)
Repayments of long-term debt	(5,000)	-
Proceeds from employee stock purchase plan participants	67	67
Dividends paid, net of dividends reinvested	(748)	(734)
Proceeds from dividend reinvestment plan participants	260	239

Net cash (used) provided by financing activities	(10,555)	23,510

Net (decrease) increase in cash and cash equivalents	(29,374)	23,710

Cash and cash equivalents, beginning	52,165	22,967

Cash and cash equivalents, ending	$22,791	$46,677

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

In the opinion of management, the consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the related consolidated statements of income for the three- and six-month periods ended June 30, 2012 and 2011, and consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at June 30, 2012 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold. As of December 31, 2011, loans classified as HFS consisted of residential mortgages. There were no loans classified as HFS as of June 30, 2012.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions. For the six months ended June 30, 2012 and 2011, the Company paid interest of $1.8 million and $2.7 million, respectively. The Company was required to pay income taxes of $1.2 million and $1.0 million during the six months of 2012 and 2011, respectively. Transfers from loans to foreclosed assets held-for-sale amounted to $1.2 million during the six months ended June 30, 2012. There were no transfers from loans to foreclosed assets held-for-sale during the six months ended June 30, 2011. During the same respective periods, transfers from loans to loans HFS amounted to $2.0 million and $3.3 million. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

3. Investment securities

The amortized cost and fair value of investment securities at June 30, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2012
Held-to-maturity securities:
MBS - GSE residential	$338	$39	$-	$377

Available-for-sale securities:
Agency - GSE	$24,741	$93	$9	$24,825
Obligations of states and political subdivisions	28,415	2,410	-	30,825
Corporate bonds:
Pooled trust preferred securities	6,407	128	4,934	1,601
MBS - GSE residential	51,125	1,660	10	52,775

Total debt securities	110,688	4,291	4,953	110,026

Equity securities - financial services	295	150	-	445

Total available-for-sale securities	$110,983	$4,441	$4,953	$110,471

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2011
Held-to-maturity securities:
MBS - GSE residential	$389	$42	$-	$431

Available-for-sale securities:
Agency - GSE	$25,773	$108	$8	$25,873
Obligations of states and political subdivisions	28,402	1,937	180	30,159
Corporate bonds:
Pooled trust preferred securities	6,574	123	5,231	1,466
MBS - GSE residential	48,792	1,482	57	50,217

Total debt securities	109,541	3,650	5,476	107,715

Equity securities - financial services	295	144	-	439

Total available-for-sale securities	$109,836	$3,794	$5,476	$108,154

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$338	$377

Available-for-sale securities:
Debt securities:
Due in one year or less	$4,122	$4,127
Due after one year through five years	20,135	20,215
Due after five years through ten years	3,548	3,740
Due after ten years	31,758	29,169

Total debt securities	59,563	57,251

MBS - GSE residential	51,125	52,775

Total available-for-sale debt securities	$110,688	$110,026

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2012
Agency - GSE	$3,068	$9	$-	$-	$3,068	$9
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds:
Pooled trust preferred securities	-	-	1,473	4,934	1,473	4,934
MBS - GSE residential	3,777	10	-	-	3,777	10
Total temporarily impaired securities	$6,845	$19	$1,473	$4,934	$8,318	$4,953
Number of securities	5		8		13

December 31, 2011
Agency - GSE	$4,011	$8	$-	$-	$4,011	$8
Obligations of states and political subdivisions	-	-	941	180	941	180
Corporate bonds:
Pooled trust preferred securities	-	-	1,343	5,231	1,343	5,231
MBS - GSE residential	6,126	57	-	-	6,126	57
Total securities Total temporarily impaired securities	$10,137	$65	$2,284	$5,411	$12,421	$5,476
Number of securities	7		9		16

Most of the securities in the investment portfolio have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity, without penalty. Management believes the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid conditions in the debt market and is not directly related to credit quality.

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

For all security types discussed below, as of June 30, 2012, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- and medium-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Government National Mortgage Association (GNMA). These securities have interest rates that are largely fixed-rate issues, have varying short- to mid-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

In the above security types, the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality. Accordingly, as of June 30, 2012, recognition of OTTI on these securities was unnecessary.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market. The Company’s review of its portfolio of pooled trust preferred securities determined that in 2012, credit-related OTTI be recorded on two holdings, both of which are contained in the Company’s AFS securities portfolio, from credit quality downgrades on the underlying collateral, including the collateral of four banks deferring interest payments within these two securities and one bank fully redeeming which removes all future earnings cash flow.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated:

	Three months ended		Six months ended,
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Pooled trust preferred securities:
PreTSL IX, B1, B3	$-	$-	$18	$-
PreTSL XVIII, C	31	-	118	-
PreTSL XXIV, B1	-	-	-	75
Total	$31	$-	$136	$75

The following is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Six months ended
	June 30, 2012
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,280)	$(15,280)
Additions for credit-related OTTI not previously recognized	-	-	-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(136)	(136)
Ending balance of credit-related OTTI	$-	$(15,416)	$(15,416)

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

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI. The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations. ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition. The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality and ASC 325 is used for the remaining eleven securities. The quarterly evaluations indicated there was a significant adverse change in cash flows in two of the securities, thereby signifying the likelihood of the Company not being able to recover its principal. As a result, $0.1 million of credit related OTTI was recorded during the six months ended June 30, 2012.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization. The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition. The PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary. PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and if OTTI is deemed to have occurred. An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI. To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost. In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition. The application of the guidance on this security did not result in an adverse change in cash flows when compared quarterly to the last measurement date of March 31, 2012 and therefore, no credit related OTTI was recorded in the first half of 2012.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets. For these securities, the Company applies the guidance of ASC 325. Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to current earnings. The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost. In applying this guidance to the remaining securities, PreTSLs IX and XVIII measured an adverse change in cash flows when compared to the last estimate and credit related OTTI of $18,000 and $118,000, respectively, was recorded in the first half of 2012.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated:

(dollars in thousands)		June 30, 2012		December 31, 2011
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$25	$-	$25
Pre TSL VII	Mezzanine	-	79	-	79
Pre TSL IX	B-1,B-3	1,547	489	1,605	529
Pre TSL XI	B-3	1,112	303	1,119	357
Pre TSL XV	B-1	-	24	-	20
Pre TSL XVIII	C	167	-	285	5
Pre TSL XIX	C	316	-	316	8
Pre TSL XXIV	B-1	407	15	407	15
		$3,549	$935	$3,732	$1,038

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”. When these two conditions exist, the security is placed on non-accrual status. Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of June 30, 2012:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$400	$(12)	Caa2 / CCC	6/-	$18,000	27.1	$10,214	19.7	37.6
Pre TSL V	Mezzanine	-	25	25	C / D	3/-	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	79	79	Ca / C	17/-	135,000	64.0	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,547	489	(1,058)	Ca / C	47/-	134,510	31.8	None	N/A	N/A
Pre TSL XI	B-3	1,112	303	(809)	Ca / C	62/-	185,280	32.3	None	N/A	N/A
Pre TSL XV	B-1	-	24	24	C / C	63 / 8	195,200	33.8	None	N/A	N/A
Pre TSL XVI	C	-	-	-	C / C	49 / 7	273,478	47.7	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	50 / 6	179,270	37.9	None	N/A	N/A
Pre TSL XVIII	C	167	-	(167)	Ca / C	66 / 13	200,340	30.4	None	N/A	N/A
Pre TSL XIX	C	316	-	(316)	C / C	55 / 14	179,150	27.6	None	N/A	N/A
Pre TSL XXIV	B-1	407	15	(392)	Ca / CC	77 / 12	346,300	34.3	None	N/A	15.0
Pre TSL XXV	C-1	-	-	-	C / C	58 / 9	271,100	34.2	None	N/A	N/A
Pre TSL XXVII	B	2,446	266	(2,180)	Ca / CC	42 / 7	91,800	28.1	None	N/A	23.8
		$6,407	$1,601	$(4,806)

(1)	All ratings have been updated through June 30, 2012.
(2)	Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.
(3)	Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default at the next payment in order to trigger a loss of principal or interest. This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion on the fair value determination of the Company’s investment in PreTSLs and other financial instruments, see Note 7, “Fair value measurements”.

4. Loans

The classifications of loans at June 30, 2012 and December 31, 2011 are summarized as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011

Commercial and industrial	$68,733	$68,372
Commercial real estate:
Non-owner occupied	80,611	79,475
Owner occupied	75,363	76,611
Construction	12,021	9,387
Consumer:
Home equity installment	34,339	36,390
Home equity line of credit	32,670	32,486
Auto	16,609	13,539
Other	5,760	5,833
Residential:
Real estate	95,646	80,091
Construction	4,366	4,110

Total	426,118	406,294
Less:
Allowance for loan losses	(8,151)	(8,108)

Loans, net	$417,967	$398,186

Net deferred loan costs of $0.9 million and $0.8 million have been added to the carrying values of loans at June 30, 2012 and December 31, 2011, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate amount of mortgages serviced amounted to $198.5 million as of June 30, 2012 and $193.5 million as of December 31, 2011.

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

Non-accrual loans, segregated by class, at June 30, 2012 and December 31, 2011, were as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011

Commercial and industrial	$273	$458

Commercial real estate:
Non-owner occupied	2,357	2,406
Owner occupied	5,817	6,288
Construction	1,138	656

Consumer:
Home equity installment	835	1,017
Home equity line of credit	435	730
Auto	-	-
Other	20	-

Residential:
Real estate	2,541	2,329
Construction	70	78
Total	$13,486	$13,962

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

Loans modified in a TDR may or may not be placed in non-accrual status. As of June 30, 2012, total TDRs amounted to $6.4 million of which $1.1 million were on non-accrual status. As of December 31, 2011, total TDRs amounted to $6.7 million of which $1.4 million were on non-accrual status. Partial charge-offs may be taken against the outstanding loan balance, but, only in rare instances.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance for loan losses associated with the loan.  The Company considers all TDRs to be impaired loans. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs, is used to establish the allowance. Management exercises significant judgment in developing these estimates.

There were no loans modified in a TDR during the three and six months ended June 30, 2012. The following presents by class, loans modified as TDRs during the twelve months ended June 30, 2012 that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three- and six-months ended June 30, 2012:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:

(dollars in thousands)	Three months ended June 30, 2012		Six months ended June 30, 2012
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	-	$-	1	$1,118

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.

The $1.1 million commercial real estate loan TDR that subsequently defaulted had been modified to lower payments. The Company has been applying all payments during this time to principal.  An updated appraisal was obtained on the collateral during the first quarter of 2012 which necessitated an increase in the reserve for loan losses on this loan. The borrower has recently resumed making payments under a new agreement.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date. An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
June 30, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$93	$295	$278	$666	$68,067	$68,733	$5
Commercial real estate:
Non-owner occupied	832	-	2,357	3,189	77,422	80,611	-
Owner occupied	155	567	5,883	6,605	68,758	75,363	66
Construction	-	-	1,138	1,138	10,883	12,021	-
Consumer:
Home equity installment	285	42	835	1,162	33,177	34,339	-
Home equity line of credit	33	-	435	468	32,202	32,670	-
Auto	413	167	20	600	16,009	16,609	20
Other	8	78	22	108	5,652	5,760	2
Residential:
Real estate	794	-	2,655	3,449	92,197	95,646	114
Construction	-	-	70	70	4,296	4,366	-
Total	$2,613	$1,149	$13,693	$17,455	$408,663	$426,118	$207

* Includes $13.5 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2011	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$61	$20	$458	$539	$67,833	$68,372	$-
Commercial real estate:
Non-owner occupied	1,802	386	2,406	4,594	74,881	79,475	-
Owner occupied	134	71	6,288	6,493	70,118	76,611	-
Construction	-	-	656	656	8,731	9,387	-
Consumer:
Home equity installment	450	161	1,017	1,628	34,762	36,390	-
Home equity line of credit	11	-	730	741	31,745	32,486	-
Auto	437	181	-	618	12,921	13,539	-
Other	19	11	-	30	5,803	5,833	-
Residential:
Real estate	297	317	2,594	3,208	76,883	80,091	265
Construction	-	-	78	78	4,032	4,110	-
Total	$3,211	$1,147	$14,227	$18,585	$387,709	$406,294	$265

* Includes $14.0 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors. At June 30, 2012, impaired loans consisted of TDRs totaling $5.3 million in addition to the $13.5 million of non-accrual loans. At December 31, 2011, impaired loans consisted of TDRs totaling $5.3 million in addition to the $14.0 million of non-accrual loans. Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts. Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
June 30, 2012
Commercial & industrial	$322	$95	$220	$315	$34	$431	$2	$-
Commercial real estate:
Non-owner occupied	5,428	1,037	4,230	5,267	314	4,318	94	-
Owner occupied	8,830	6,807	1,366	8,173	1,048	6,777	75	-
Construction	1,138	662	476	1,138	187	735	-	-
Consumer:
Home equity installment	987	285	550	835	44	868	-	-
Home equity line of credit	479	162	273	435	41	473	-	-
Auto	-	-	-	-	-	-	-	-
Other	20	-	20	20	-	17	-	-
Residential:
Real Estate	2,865	1,282	1,259	2,541	108	2,371	10	-
Construction	94	70	-	70	23	81	-	-
Total	$20,163	$10,400	$8,394	$18,794	$1,799	$16,071	$181	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2011
Commercial & industrial	$549	$322	$179	$501	$63	$355	$2	$-
Commercial real estate:
Non-owner occupied	5,434	3,144	2,176	5,320	301	3,026	53	-
Owner occupied	8,538	5,730	2,915	8,645	792	4,953	108	14
Construction	656	656	-	656	152	375	-	-
Consumer:
Home equity installment	1,050	395	622	1,017	88	751	6	3
Home equity line of credit	730	229	501	730	55	488	2	1
Auto	-	-	-	-	-	3	-	-
Other	-	-	-	-	-	12	-	-
Residential:
Real Estate	2,619	1,083	1,246	2,329	84	2,867	155	59
Construction	94	78	-	78	-	91	-	-
Total	$19,670	$11,637	$7,639	$19,276	$1,535	$12,921	$326	$77

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Pass	$64,954	$64,064	$69,175	$65,819	$65,562	$66,298	$9,470	$6,911

Special mention	2,209	2,953	3,547	5,681	1,466	1,627	1,388	1,246

Substandard	1,570	1,355	7,889	7,975	8,335	8,686	1,163	1,230

Doubtful	-	-	-	-	-	-	-	-

Total	$68,733	$68,372	$80,611	$79,475	$75,363	$76,611	$12,021	$9,387

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
(dollars in thousands)	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Performing	$33,504	$35,373	$32,235	$31,756	$16,589	$13,539	$5,738	$5,833

Non-performing	835	1,017	435	730	20	-	22	-

Total	$34,339	$36,390	$32,670	$32,486	$16,609	$13,539	$5,760	$5,833

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Performing	$92,991	$77,497	$4,296	$4,032

Non-performing	2,655	2,594	70	78
Total	$95,646	$80,091	$4,366	$4,110

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	specific loans that are not impaired, but have an identified potential for loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
▪	application of historical loss percentages (two-year average) to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio. Qualitative factor adjustments include:

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	65	739	435	45	-	1,284
Recoveries	12	-	15	-	-	27
Provision	27	903	410	327	(367)	1,300
Ending balance	$1,195	$4,143	$1,425	$1,333	$55	$8,151
Ending balance: individually evaluated for impairment	$34	$1,549	$85	$131		$1,799
Ending balance: collectively evaluated for impairment	$1,161	$2,594	$1,340	$1,202		$6,297
Loans Receivables:
Ending balance	$68,733	$167,995	$89,378	$100,012		$426,118
Ending balance: individually evaluated for impairment	$315	$14,578	$1,290	$2,611		$18,794
Ending balance: collectively evaluated for impairment	$68,418	$153,417	$88,088	$97,401		$407,324

As of and for the three months ended June 30, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,206	$4,041	$1,453	$1,198	$422	$8,320
Charge-offs	65	464	228	28	-	785
Recoveries	4	-	12	-	-	16
Provision	50	566	188	163	(367)	600
Ending balance	$1,195	$4,143	$1,425	$1,333	$55	$8,151

As of and for the year ended December 31, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	128	699	654	577	-	2,058
Recoveries	407	37	17	7	-	468
Provision	(426)	402	824	758	242	1,800
Ending balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Ending balance: individually evaluated for impairment	$63	$1,245	$143	$84		$1,535
Ending balance: collectively evaluated for impairment	$1,158	$2,734	$1,292	$967		$6,151
Loans Receivables:
Ending balance	$68,372	$165,473	$88,248	$84,201		$406,294
Ending balance: individually evaluated for impairment	$501	$14,621	$1,747	$2,407		$19,276
Ending balance: collectively evaluated for impairment	$67,871	$150,852	$86,501	$81,794		$387,018

Information related to the change in the allowance for loan losses as of and for the three and six months ended June 30, 2011 is a follows:

As of and for the six months ended June 30, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	-	193	370	99	-	662
Recoveries	7	30	14	7	-	58
Provision	117	48	351	98	236	850
Ending balance	$1,492	$4,124	$1,243	$869	$416	$8,144

As of and for the three months ended June 30, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,571	$4,281	$1,251	$870	$251	$8,224
Charge-offs	-	193	303	-	-	496
Recoveries	3	30	8	-	-	41
Provision	(82)	6	287	(1)	165	375
Ending balance	$1,492	$4,124	$1,243	$869	$416	$8,144

5. Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur from the grant of stock-based compensation awards. As more fully described in Note 6, “Stock plans,” the Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock. Since the average share market prices of the Company’s common stock, during the three- and six-months ended June 30, 2012 and 2011, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options. For restricted stock, dilution occurs based on the unvested number of shares outstanding or 151 shares for the three and six months ended June 30, 2012.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options and unvested restricted stock. Under the treasury stock method, the assumed proceeds received from shares issued, in a hypothetical stock option exercise or restricted stock grant, are assumed to be used to purchase treasury stock. Pursuant to the accounting guidance for earnings per share, proceeds include: proceeds from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized; and any “windfall” tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity).

The following table illustrates the data used in computing basic EPS and a reconciliation to derive at the components of diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,317	$1,289	$2,574	$2,516

Weighted-average common shares outstanding	2,277,423	2,203,550	2,269,402	2,194,569
Basic EPS	$0.57	$0.59	$1.13	$1.15

Diluted EPS:
Net income available to common shareholders	$1,317	$1,289	$2,574	$2,516

Weighted-average common shares outstanding	2,277,423	2,203,550	2,269,402	2,194,569
Potentially dilutive common shares	151	-	151	-
Weighted-average common and potentially dilutive shares outstanding	2,277,574	2,203,550	2,269,553	2,194,569
Diluted EPS	$0.57	$0.59	$1.13	$1.15

6. Stock plans

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards, and applies the fair value method of accounting for stock-based compensation provided under the current accounting guidance. The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. The stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors. The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the common stock of the Company to secure, retain and motivate employees who may be responsible for the operation and for the management of the affairs of the Company and to secure, retain and motivate the members of the Company’s board of directors, thereby aligning the interest of its employees and directors with the interest of its shareholders. In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) or restricted stock.

At the annual shareholders’ meeting held on May 1, 2012, the shareholders of the Company approved and therefore the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans). The 2012 stock incentive plans have replaced the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans), both of which expired in 2011. Unless previously terminated by the Company’s board of directors, the 2012 stock incentive plans shall terminate on, and no options shall be granted after the tenth anniversary – or in the year 2022. Previously issued and currently outstanding options under the 2000 stock incentive plans may be exercised pursuant to the terms of the stock option plans existing at the time of grant. However, the outstanding options under the 2000 stock incentive plans may be cancelled and replaced with grants under the new 2012 stock incentive plans.

For the 2012 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. On June 5, 2012, the Company granted one share of restricted stock to each of its qualifying employees, or a total of 151 shares. The shares will vest one-year from date of grant and the Company has projected a forfeiture rate of 28%. On the date of grant, the value of the Company’s common stock was $21.50 per share and share-based compensation expense of $2,300 was recognized. Typically, the Company recognizes the share-based compensation expense over the requisite service or vesting period, however due to immateriality the Company has chosen to recognize all of the expense in the current period. Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. There were no stock-based awards granted to employees under any of the Company’s stock compensation plans in all of 2011.

For the 2012 Director Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. For the three- and six-months ended June 30, 2012, no stock-based awards were granted to the Company’s directors. In addition, there were no stock-based awards granted to directors under any of the Company’s stock compensation plans in all of 2011.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance. The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date. As of June 30, 2012, 25,700 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased which occurs during the Company’s first calendar quarter. For the six months ended June 30, 2012 and 2011, compensation expense related to the ESPP approximated $12,000 and $24,000, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

	June 30, 2012					December 31, 2011
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs	Carrying	Estimated
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)	amount	fair value

Financial assets:
Cash and cash equivalents	$22,791	$22,791	$22,791	$-	$-	$52,165	$52,165
Held-to-maturity securities	338	377	-	377	-	389	431
Available-for-sale securities	110,471	110,471	445	108,425	1,601	108,154	108,154
FHLB Stock	3,339	3,339	-	-	-	3,699	3,699
Loans, net	417,967	426,686	-	-	426,686	398,186	400,100
Loans held-for-sale	-	-	-	-	-	4,537	4,661
Accrued interest	2,143	2,143	2,143	-	-	2,082	2,082

Financial liabilities:
Deposit liabilities	512,070	510,706	389,307	121,399	-	515,802	513,729
Short-term borrowings	8,106	8,106	8,106	-	-	9,507	9,507
Long-term debt	16,000	18,909	-	18,909	-	21,000	24,272
Accrued interest	232	232	232	-	-	293	293

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

Long-term debt: Fair value is estimated using the rates currently offered for borrowings of similar terms and maturities.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$24,825	$-	$24,825	$-
Obligations of states and political subdivisions	30,825	-	30,825	-
Corporate bonds:
Pooled trust preferred securities	1,601	-	-	1,601
MBS - GSE residential	52,775	-	52,775	-
Equity securities - financial services	445	445	-	-
Total available-for-sale securities	$110,471	$445	$108,425	$1,601

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$25,873	$-	$25,873	$-
Obligations of states and political subdivisions	30,159	-	30,159	-
Corporate bonds:
Pooled trust preferred securities	1,466	-	-	1,466
MBS - GSE residential	50,217	-	50,217	-
Equity securities - financial services	439	439	-	-
Total available-for-sale securities	$108,154	$439	$106,249	$1,466

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy. Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Assets classified as Level 2 use valuation techniques that are common to bond valuations. That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained. For the six months ended June 30, 2012, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

Quantitative information about Level 3 fair value measurements as of June 30, 2012:
	Fair	Valuation	Unobservable	Input
(dollars in thousands)	value	technique	input	utilized
Available-for-sale securities:
Pooled trust preferred securities	$1,601	discounted cash	- structural behavior;	issuer specific
		flow	- estimated probability of default	4.50% - 4.62%
			- correlation analysis among issuers	50% - 30%
			- loss given default rate	100%
			- prepayment rate	0%
			- recovery rate	0%
			- credit adjusted cash flow discount rate	0% - 54.4%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities. As of June 30, 2012, the amortized cost and fair values amounted to $6.4 million and $1.6 million, respectively. The market for these securities is inactive – no new issues since late 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low possibility of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds. Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments. Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach. This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs. The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio. The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;

•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;

•	Loss given default or cash lost to investor. Assumed to be 100% with no recovery:

•	Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security. No prepayments are assumed and the tranche coupon rate is used as the discount rate; and

•	Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes. The OLEV considers a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data. The discount rates determined on an overall basis ranged from 0% to 54% as of June 30, 2012 and applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated:

	As of and for the six months ended June 30,
(dollars in thousands)	2012	2011

Balance at beginning of period	$1,466	$1,453
Realized losses in earnings	(136)	(75)
Unrealized gains (losses) in OCI:
Gains	410	206
Losses	(108)	(243)
Pay down / settlement	(47)	(28)
Interest paid in kind	14	6
Accretion	2	2
Balance at end of period	$1,601	$1,321

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,601	$-	$-	$8,601
Other real estate owned	1,800	-	-	1,800
Total	$10,401	$-	$-	$10,401

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,102	$-	$-	$10,102
Other real estate owned	902	-	-	902
Total	$11,004	$-	$-	$11,004

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

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses, and as such are carried at the lower of net recorded investment or the estimated fair value. Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. For other real estate owned fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses. Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions. At June 30, 2012 to account for these factors, adjustments to the appraisal values ranged from 0.0% to -54.5% (weighted average -24.7%). Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized. The range of liquidation expenses and other appraisal adjustments of the impaired loans at June 30, 2012 was -15.0% to -32.2% (weighted-average -23.7%). Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2012 compared to December 31, 2011 and a comparison of the results of operations for the three- and six-months ended June 30, 2012 and 2011. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2011 Annual Report filed on Form 10-K.

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

General

The unemployment rate fell nationally to its lowest level in two years from 8.5% at December 31, 2011 to 8.2% at June 30, 2012. After jumping to 9.2% at the end of the first quarter of 2012, the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) dropped to 8.7% at May 31, 2012, a slight increase from 8.5% at December 31, 2011. Although the local unemployment rate increased from 8.5% at December 31, 2011 to 8.7% at May 31, 2012, there was a drop of 0.8% compared to June 30, The Scranton Metropolitan housing and real estate markets remain soft with median home values relatively unchanged from both year-end 2011 and June 30, 2011. Sustaining high levels of unemployment and the prolonged softness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolio. Though the condition of the local economy has had recent significant financial implications on the City of Scranton, the Company does not expect the City’s difficulties to have a significant negative impact on the Company.

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

Due to the prolonged low interest rate environment, the Company continues to anticipate net interest margin to decline during 2012. In addition, non-interest income and expenses could be negated by the effect of the potential for increased credit costs and further credit-related OTTI charges.

Comparison of the results of operations

Three- and six-months ended June 30, 2012 and 2011

Overview

Net income for each of the second quarters of 2012 and 2011 was $1.3 million or $0.57 per diluted share in the 2012 quarter and $0.59 in the 2011 quarter. For the six months ended June 30, 2012, net income was $2.6 million, or $1.13 per diluted share compared to $2.5 million, or $1.15 per diluted share, recorded for the six months ended June 30, 2011. In the quarter and six-month comparisons, net income improved marginally as higher non-interest income offset a decline in net interest income, an increase in the provision for loan losses and higher operating expenses. The decrease in earnings per share is due to an increase in the average number of shares outstanding in the second quarter and year-to-date periods ended June 30, 2012 compared to the same periods of 2011.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.87% and 9.47%, respectively, for the three months ended June 30, 2012 compared to 0.87% and 10.44%, respectively, for the three months ended June 30, 2011. For the six months ended June 30, 2012, ROA and ROE were 0.85% and 9.35%, respectively, compared to 0.86% and 10.43% for the same period in 2011. The lower ROE in both periods is attributable to an increase in average shareholders’ equity which has been driven by higher retained earnings and a lower level of other comprehensive loss.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $0.2 million, or 3%, in the second quarter of 2012 to $5.1 million, from $5.3 million recorded in the second quarter of 2011. The net interest rate spread decreased to 3.64% for the three months ended June 30, 2012 from 3.75% for the three months ended June 30, 2011. Similarly, during the same period, the net interest margin dropped to 3.81% from 4.01%. The declines in net interest income, spread and margin were due primarily to a more rapid decline in the yield on average interest-earning assets than the decline in the cost on average interest-bearing liabilities and an increase in lower yielding average interest-earning assets, thereby producing lower net interest income. Though total average interest-earning assets increased $13.1 million in the second quarter of 2012 compared to the second quarter of 2011, the increase occurred in lower yielding investment and residential mortgage loan portfolios that only partially offset the decline in yield and volume of commercial lending activities. Total interest income decreased $0.6 million, or 9%, from $6.6 million for the quarter ended June 30, 2011 to $6.0 million for the second quarter of 2012. The decrease in interest income was due to a decline in the average yields in all interest-earning asset portfolios, predominantly however, in the commercial loan portfolio where the yield declined 47 basis points. This decline in yield in conjunction with an $18.8 million decrease in average interest-earning commercial balances, resulted in a decrease of $0.6 million in commercial lending interest income. Interest expense for the three months ended June 30, 2012 was $0.9 million, a decrease of $0.4 million, or 35%, from $1.3 million recorded during the three months ended June 30, 2011. The decrease in interest expense was primarily due to decreases in the average cost paid on interest-bearing deposits and a lower level of long-term debt. The cost of interest-bearing deposits, which declined 41 basis points during the second quarter of 2012 compared to the same quarter of 2011, was caused mostly by lower rates paid on CDs and savings accounts of 72 basis points and 32 basis points, respectively. The decrease in interest expense from borrowed funds was from the payoff of a $5.0 million, 3.61% FHLB advance that was scheduled to mature in 2013.

Net interest income for the six months ended June 30, 2012 was $10.3 million, a $0.3 million decline from the $10.6 million recorded during the six months ended June 30, 2011. In the six month comparison, interest rate spread and margin declined 16 basis points and 26 basis points, respectively. Like the quarter-to-quarter variance, the decreases in net interest income, spread and margin were due to yields on average interest-earning assets declining more rapidly than the decline in the cost on average interest-bearing liabilities. Similarly, average interest-earning assets increased $21.9 million in the first half of 2012 compared to the first half of 2011. The growth was mostly from lower yielding investment and residential mortgage loan portfolios. As a result, lower net interest income was produced in the current year. Total interest income declined $1.1 million, or 8%, from $13.1 million for the six months ended June 30, 2011 to $12.0 million for the six months ended 2012. The decrease in interest income was due to a decline in the average yields in all interest-earning asset portfolios. Akin to the quarterly comparison, the commercial loan portfolio earned 46 basis points less in the current year and when coupled with a $20.7 million decrease in average interest-earning commercial loan balances, resulted in a decrease of $1.1 million in interest income. Interest expense for the six months ended June 30, 2012 was $1.8 million, a decrease of $0.8 million, or 32%, from $2.6 million for the six months ended June 30, 2011. The decrease in interest expense was primarily due to decreases in the average cost paid on interest-bearing liabilities and the aforementioned early pay down of long-term debt. The cost of interest-bearing deposits, which declined 41 basis points during the first half of 2012 compared to the 2011 first half, was caused mostly by lower rates paid on CDs and savings accounts of 70 basis points and 34 basis points, respectively.

The persistent and stubbornly low interest rate environment has, as predicted, caused yields from earning assets to further contract and will most likely continue to do so throughout 2012 and therefore will compress the Company’s net interest margin. At 77 basis points, the Company’s cost of interest-bearing liabilities for the quarter ended June 30, 2012 is 42 basis points lower than the 1.19% paid in the second quarter of 2011. Reducing deposit rates would help reduce interest expense, however, the rates currently paid on deposits are at all-time low levels with little room for additional downward adjustment. Maturing certificates of deposit with interest rates that exceed the Company’s cost of funds will help lower interest expense, but the lower yields on existing, new and re-pricing interest earning-assets will continue to apply downward pressure on net interest margin. To help stabilize net interest income, in the first quarter, the Company paid off a $5.0 million, 3.61% long-term FHLB advance scheduled to mature in 2013. A prepayment fee of $0.2 million was incurred but the transaction will be accretive to net interest margin throughout 2012.

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

The tables that follow set forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated:

	Three months ended:
(dollars in thousands)	June 30, 2012			June 30, 2011
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets

Interest-earning assets
Interest-bearing deposits	$21,897	$14	0.25%	$33,977	$21	0.25%
Investments:
Agency - GSE	27,569	77	1.12	24,756	116	1.88
MBS - GSE residential	53,280	163	1.23	39,913	250	2.51
State and municipal	28,412	466	6.59	26,830	448	6.70
Other	10,127	19	0.78	11,259	19	0.67
Total investments	119,388	725	2.44	102,758	833	3.25

Loans:
Commercial and CRE	237,662	3,062	5.18	256,443	3,614	5.65
Consumer	56,797	953	6.74	55,874	996	7.15
Residential real estate	130,768	1,455	4.47	103,828	1,348	5.21
Direct financing leases	-	-	-	257	4	6.05
Total loans	425,227	5,470	5.17	416,402	5,962	5.74

Federal funds sold	167	-	0.26	468	-	0.25
Total interest-earning assets	566,679	6,209	4.41%	553,605	6,816	4.94%
Non-interest earning assets	41,369			38,815
Total Assets	$608,048			$592,420

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,339	$58	0.21%	$113,288	$152	0.54%
NOW	83,231	31	0.15	66,551	33	0.20
MMDA	97,272	125	0.52	84,308	129	0.61
CDs < $100,000	79,091	247	1.26	87,428	363	1.67
CDs > $100,000	41,289	156	1.52	48,324	337	2.80
Clubs	1,866	1	0.16	1,890	1	0.31
Total interest-bearing deposits	411,088	618	0.60	401,789	1,015	1.01

Repurchase agreements	11,952	7	0.25	7,449	6	0.35

Borrowed funds	16,002	213	5.35	21,731	259	4.77
Total interest-bearing liabilities	439,042	838	0.77%	430,969	1,280	1.19%
Non-interest bearing deposits	109,785			108,882
Non-interest bearing liabilities	3,266			3,049
Total liabilities	552,093			542,900
Shareholders' equity	55,955			49,520
Total liabilities and shareholders' equity	$608,048			$592,420
Net interest income		$5,371			$5,536
Net interest spread			3.64%			3.75%
Net interest margin			3.81%			4.01%

	Six months ended:
(dollars in thousands)	June 30, 2012			June 30, 2011
	Average		Yield /	Average		Yield /
	balance	Interest	rate	balance	Interest	rate
Assets

Interest-earning assets
Interest-bearing deposits	$33,331	$42	0.25%	$30,945	$39	0.25%
Investments:
Agency - GSE	26,841	153	1.14	20,866	209	2.02
MBS - GSE residential	51,687	368	1.43	40,118	456	2.29
State and municipal	28,409	931	6.59	26,357	877	6.70
Other	10,299	40	0.77	12,782	32	0.51
Total investments	117,236	1,492	2.56	100,123	1,574	3.17

Loans:
Commercial and CRE	236,647	6,143	5.22	257,355	7,246	5.68
Consumer	56,328	1,900	6.78	56,104	1,973	7.09
Residential real estate	127,263	2,912	4.60	104,071	2,735	5.30
Direct financing leases	-	-	-	267	8	6.05
Total loans	420,238	10,955	5.24	417,797	11,962	5.77

Federal funds sold	228	-	0.25	276	-	0.25
Total interest-earning assets	571,033	12,489	4.40%	549,141	13,575	4.98%
Non-interest earning assets	41,307			37,934
Total Assets	$612,340			$587,075

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,562	$117	0.22%	$111,194	$313	0.57%
NOW	80,168	54	0.13	64,941	66	0.20
MMDA	101,444	275	0.55	81,434	230	0.57
CDs < $100,000	80,603	529	1.32	89,108	751	1.70
CDs > $100,000	41,249	325	1.58	48,695	694	2.88
Clubs	1,615	1	0.16	1,630	3	0.33
Total interest-bearing deposits	413,641	1,301	0.63	397,002	2,057	1.04

Repurchase agreements	13,994	23	0.32	11,098	26	0.46

Borrowed funds	17,542	452	5.18	21,740	514	4.77
Total interest-bearing liabilities	445,177	1,776	0.80%	429,840	2,597	1.22%
Non-interest bearing deposits	108,480			105,431
Non-interest bearing liabilities	3,310			3,152
Total liabilities	556,967			538,423
Shareholders' equity	55,373			48,652
Total liabilities and shareholders' equity	$612,340			$587,075
Net interest income		$10,713			$10,978
Net interest spread			3.60%			3.76%
Net interest margin			3.77%			4.03%

In the preceding tables, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison between yields on interest-earning assets. Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses. Net deferred loan cost amortization of $42.9 thousand and $39.7 thousand for the second quarters of 2012 and 2011, respectively, and $59.6 thousand and $107.7 thousand for the second halves of 2012 and 2011, respectively, are included in interest income from loans. Securities include non-accrual securities. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

The provision for loan losses was $1.3 million for the six months ending June 30, 2012 compared to $0.9 million for the six month period ending June 30, 2011. Provision for loan losses of $0.6 million were made for the three months ended June 30, 2012 compared to $0.4 million for the three month period ending June 30, 2011. Of the $0.6 million provision in the current quarter, $0.2 million was related to specific reserves on impaired loans identified in the quarter. The balance of $0.4 million resulted from the effect of charge-offs on historical loss factors and increased loan balances.

Other income

For the three months ended June 30, 2012, non-interest income amounted to $1.9 million, a $0.5 million improvement, compared to $1.4 million in the same 2011 quarter. The improvement was from increased gains from the sales of loans of $0.3 million and from the increased service charges from lending activities mostly from increased residential mortgage loan activity. New business from the Company’s trust department has led to $42 thousand in higher returns amounting to an increase of 40% in the second quarter of 2012 compared to the second quarter of 2011. These items were partially offset by the $31 thousand OTTI in the second quarter of 2012. The Company did not have an OTTI charge in the second quarter of 2011.

For the six months ended June 30, 2012, non-interest income amounted to $3.8 million, an increase of $1.1 million, from the $2.7 million recorded in the first half of 2011. The improvement in in the first half of 2012 was from increased gains from the sales of both securities and loans of $0.2 million and $0.5 million, respectively. The previously mentioned higher volume in residential mortgage lending helped boost gains from sales and generate residential mortgage loan service fees. In addition, growth in the trust department business and more interchange fees helped increase fee income by 53% and 12%, respectively in 2012 compared to 2011. These items were partially offset by a $61 thousand increase in OTTI charges.

Other operating expenses

Other operating expenses increased $58 thousand, or 1%, in the second quarter of 2012 compared to the second quarter of 2011. Salary and employee benefits increased $0.1 million. Annual merit pay increases, a larger workforce and the ancillary benefit costs associated with more full-time equivalents increased salary and benefit by 5% in the second quarter of 2012 compared to the same quarter of 2011. Lower premises and equipment costs of $0.1 million, or 12%, was due to lower occupancy costs associated with ownership of the Moosic branch which the Company leased from an unrelated third party in 2011 and lower property maintenance. The 22%, or $44 thousand, increase in advertising and marketing was related to the creative production and execution of the Company’s business–based testimonial branding campaign featuring television, radio and billboards. The branding is used to support a sales initiative based on a market segmentation plan that focused on targeting a specific sector within the Company’s market. Loan collection expense increased by $55 thousand in the June 30, 2012 quarter compared to the June 30, 2011 quarter due to foreclosure expenses and real estate taxes paid on non-performing assets. During the same period, ORE expense was $43 thousand higher due to more ORE properties. The $72 thousand, or 36%, decline in FDIC insurance premiums was caused by the application of the new assessment calculation.

For the six months ended June 30, 2012, other operating expenses increased $0.3 million, or 3%, compared to the six months ended June 30, 2011. Salary and employee benefits increased $0.2 million, or 5%, due to a larger work force. Compared to the first half of 2011, the average number of full-time equivalent number of employees increased from 158 to 162 in the first half of 2012. Loan collection expense increased by $0.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2011 due to foreclosure expenses and real estate taxes paid on non-performing assets. ORE expense increased $35 thousand in the first six months of 2012 compared to the same period of 2011 due to an increase in ORE properties. Similar to the second quarter comparison, the increase in advertising and marketing was due to the emphasis placed on Company branding for targeting relationships in the Company’s market place. The decrease in premises and equipment was due to lower expenses required for facility upkeep, property insurance, utilities and lease expenses associated with the acquisition of the Company’s Moosic Branch. The $0.1 million, or 15%, increase in other expense category was caused mostly by a non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in the first quarter of 2012.

Comparison of financial condition at

June 30, 2012 and December 31, 2011

Overview

Consolidated assets decreased $11.0 million, or 2%, to $595.7 million as of June 30, 2012 from $606.7 million at December 31, 2011. The decrease was from lower borrowings and deposits of $6.4 million and $3.7 million, respectively, and from the payment of a year-end 2011 obligation related to a paid-off participated loan. These items were partially offset by greater retained earnings and an improvement of OCI from a $0.8 million decline in the unrealized loss in the Company’s investment securities portfolio.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Securities AFS are carried at fair value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive loss.” Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of June 30, 2012, the carrying value of investment securities amounted to $110.8 million, or 19% of total assets, compared to $108.5 million, or 18% of total assets, at December 31, 2011. On June 30, 2012, approximately 48% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, operations or deposit outflow.

As of June 30, 2012, investment securities were comprised of HTM and AFS securities with carrying values of $0.3 million and $110.5 million, respectively. The AFS debt securities were recorded with a net unrealized loss in the amount of $0.7 million and equity securities were recorded with an unrealized gain of $0.2 million, compared to a $1.8 million loss and a $0.1 million gain, respectively as of December 31, 2011, or a net improvement of $1.2 million during the first half of 2012.

The Company’s investment policy is designed to complement its lending activity. During the six months ended June 30, 2012, the carrying value of total investments increased $2.3 million, or 2%. Though the loan portfolio grew $19.8 million during the second quarter of 2012, the Company uses excess cash generation to prudently grow the investment portfolio to manage liquidity, help preserve net interest margin and reduce credit risk. The Company uses cash flow generated from deposits, mortgage-backed securities’ pay downs and bond calls to invest, re-invest and advantageously diversify the securities portfolio to help reduce the overall risk in the balance sheet.

A comparison of investment securities at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$53,113	48.0%	$50,606	46.6%
State & municipal subdivisions	30,825	27.8	30,159	27.8
Agency - GSE	24,825	22.4	25,873	23.8
Pooled trust preferred securities	1,601	1.4	1,466	1.4
Equity securities - financial services	445	0.4	439	0.4
Total	$110,809	100.0%	$108,543	100.0%

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the security, for example, are applied, along with the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, previous credit impairment charges may be fully or partially recovered.

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs). As of June 30, 2012, the market for these securities and other issues of PreTSLs remained inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels. To date, there has not been a new PreTSL issue since 2007. Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market. There are currently very few market participants who are willing and/or able to transact for these securities. The Company was informed by its capital markets service provider that the volume of trading activity in PreTSLs is de minimis, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle. Therefore, the Company has concluded that the market for these securities continues to be inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exist with dislocation between spreads and default activity resulting in difficulties in assessing relative observable inputs to determine fair value. To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics. Specifically, a fair value “Level 3” modeled income approach that maximizes the use of observable inputs and minimizes the use of unobservable inputs is more representative of fair value than a market-quote approach. Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior. Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the six months ended June 30, 2012, the Company engaged a structured finance products specialist firm to analyze the eight securities in the portfolio that have an amortized cost basis. The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest. One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary. The firm applied the following steps and assumptions to the remaining seven securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

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

The results of the OTTI analysis (refer to Note 3, “Investment securities”, within the notes to the consolidated financial statements for a complete description of the analysis performed) determined as of and for the three and six months ended June 30, 2012, the estimated value, based on the expected discounted cash flow, of two PreTSLs: IX and XVIII was insufficient to recover the amortized cost basis, and therefore has experienced credit-related impairment in the amounts of $31thousand and $0.1 million, respectively, compared to $75 thousand for the six months ended June 30, 2011. There was no OTTI required to be recorded in the second quarter of 2011. Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statement of income. Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. The Company was not required to purchase FHLB stock during 2012 and 2011. Excess stock is typically repurchased from the Company at par if the level of borrowings decline to a predetermined level. In addition, the Company would typically earn a return or dividend on the amount invested. In order to preserve its capital, in December 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. During the fourth quarter of 2010, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension. Since then, the Company has been able to periodically redeem is shares which for the first half of 2012 amounted to $0.4 million. During the first quarter of 2012 and then again during the second quarter, the FHLB declared its first cash dividends since 2008. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired. There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

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

During the six months ended June 30, 2012, residential mortgage loans with principal balances of $39.5 million were sold into the secondary market with net gains of $0.8 million recognized, compared to $13.5 million and $0.2 million, respectively, during the six months ended June 30, 2011.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships with its loyal customer base. At June 30, 2012 and December 31, 2011, the servicing portfolio balance of sold residential mortgage loans was $198.5 million and $193.5 million, respectively.

Loans

The Company originates commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans. The volume of originations remains dependent upon customer demand, current interest rates, the perception and duration of future interest rate levels, the general feeling as to the current and projected economy as well as, our strategy of reducing exposure on large credits. We continue to remain focused on relationship building, developing and implementing products and services to the broad spectrum of businesses that operates in our marketplace. The Company’s goals center on building relationships by providing credit and cash management products, as well as trust and financial services. We continue to diversify our loan portfolio, utilizing loan participations (sharing loans with other financial institutions to reduce exposure) and guaranty programs to reduce risk in credit transactions.  As the economy continues to improve we explore opportunities to provide credit and non-credit products as we keep in mind the necessity to control risk in these uncertain times.

Commercial and industrial

The commercial and industrial (C&I) loan portfolio increased $0.4 million, or 0.5%, from $68.3 million at December 31, 2011 to $68.7 million at June 30, 2012. The retirement of several large credits, the continued economic uncertainty and the Company’s conservative underwriting standards are likely to result in a modest and controlled C&I loan growth.

Commercial real estate

The commercial real estate loan portfolio had a minimal increase of $2.5 million, or 1.5%, from $165.5 million at December 31, 2011 to $168.0 million as of June 30, 2012. The majority of the increase is in the construction loan portfolio. As the economy slowly improves the Company has seen some growth in new construction. The Company will continue its strategy of selectively originating commercial real estate facilities especially in the owner-occupied area.

Consumer loans

The consumer loan portfolio remained relatively stable with a minimal increase of $1.1 million, or 1.3%, from $88.3 million at December 31, 2011 to $89.4 million at June 30, 2012. Within the portfolio was an increase in auto loan activity through the Company’s dealer loan program partially offset by a decrease in home equity installment loans. The increase being caused by efforts in business development and the decrease is attributed to home equity installment loan payoffs from mortgage refinances. These trends are expected to continue.

Residential

The residential portfolio increased $15.8 million, or 18.8%, from $84.2 million at December 31, 2011 to $100.0 million at June 30, 2012. This increase is primarily attributed to a mortgage loan modification program and retaining in-house mortgages with a maturity of 15 years or less. The Company anticipates slight growth in the residential loan portfolio for the remainder of 2012.

The composition of the loan portfolio at June 30, 2012 and December 31, 2011, is summarized as follows:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$68,733	16.1%	$68,372	16.8%
Commercial real estate:
Non-owner occupied	80,611	18.9	79,475	19.6
Owner occupied	75,363	17.7	76,611	18.9
Construction	12,021	2.8	9,387	2.3
Consumer:
Home equity installment	34,339	8.1	36,390	9.0
Home equity line of credit	32,670	7.7	32,486	8.0
Auto	16,609	3.9	13,539	3.3
Other	5,760	1.4	5,833	1.4
Residential:
Real estate	95,646	22.4	80,091	19.7
Construction	4,366	1.0	4,110	1.0
Gross loans	426,118	100.0%	406,294	100.0%
Less:
Allowance for loan losses	(8,151)		(8,108)
Net loans	$417,967		$398,186
Loans held-for-sale	$-		$4,537

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;
•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
•	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
•	application of historical loss percentages (two-year average) to pools to determine the allowance allocation;
•	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, and/or current economic conditions.

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

Total charge-offs, net of recoveries, for the six months ended June 30, 2012 were $1.3 million, compared to $0.6 million in the first six months of 2011. Commercial and industrial loans recorded net charge-offs of $53 thousand for the six months ended June 30, 2012, as opposed to recoveries of $7 thousand for the six months ended June 30, 2011. Consumer loan net charge-offs of $0.4 million were recorded during the six months ended June 30, 2012 and were $0.4 million at the June 30, 2011 like period end. There were $0.7 million of commercial real estate net charge-offs during the six months ended June 30, 2012 compared to $0.2 million at June 30, 2011. Residential real estate net charge-offs totaled $45 thousand for the six month period ending June 30, 2012 versus $92 thousand, of net charge-offs at June 30, 2011. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.2 million at June 30, 2012, and $8.1 million at December 31, 2011. Management believes that the current balance in the allowance for loan losses of $8.2 million is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2012		December 31, 2011		June 30, 2011

Balance at beginning of period	$8,108		$7,898		$7,898

Charge-offs:
Commercial and industrial	65		128		-
Commercial real estate	739		699		193
Consumer	435		654		370
Residential	45		577		99
Total	1,284		2,058		662

Recoveries:
Commercial and industrial	12		407		7
Commercial real estate	-		37		30
Consumer	15		17		14
Residential	-		7		7
Total	27		468		58
Net charge-offs	1,257		1,590		604
Provision for loan losses	1,300		1,800		850
Balance at end of period	$8,151		$8,108		$8,144

Total loans, end of period	$426,118		$410,831		$406,816

Net charge-offs to (annualized):
Average loans	0.60%		0.39%		0.29%
Allowance for loan losses	30.84%		19.61%		14.84%
Provision for loan losses	0.97	x	0.88	x	0.71	x

Allowance for loan losses to:
Total loans	1.91%		1.97%		2.00%
Non-accrual loans	0.60	x	0.58	x	0.85	x
Non-performing loans	0.60	x	0.57	x	0.80	x
Net charge-offs (annualized)	3.24	x	5.10	x	6.74	x

Loans 30-89 days past due and still accruing	$3,762		$4,358		$3,903
Loans 90 days past due and accruing	$207		$265		$579
Non-accrual loans	$13,486		$13,962		$9,591
Allowance for loan losses to loans 90 days or more past due and accruing	39.38	x	30.55	x	14.06	x

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

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities. As of June 30, 2012, non-performing assets represented 3.70% of total assets compared to 3.58% at December 31, 2011.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. The commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by real estate are placed on non-accrual status at 120 days past due as to principal and interest, and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. Uncollected interest income accrued on all loans placed on non-accrual is reversed and charged to interest income.

Non-performing loans decreased from $14.2 million on December 31, 2011 to $13.7 million at June 30, 2012. At December 31, 2011, the over 90 day past due portion was $0.3 million and was comprised of three loans ranging from $47 thousand to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $3 thousand to $3.4 million. At June 30, 2012, there were 11 loans to unrelated borrowers aggregating $0.2 million in the over 90 day category ranging from less than $1 thousand to $0.1 million and 73 loans to unrelated borrowers ranging from $2 thousand to $3.4 million in the non-accrual category. The net decline for the quarter resulted from a combination of charge offs, transfers to ORE and repayments, partially offset by additions to non-accrual loans.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDR loans aggregated $6.4 million at June 30, 2012 which consisted of $5.3 million of accruing commercial real estate loans, $1.1 million of non-accrual commercial real estate loans and $43 thousand of accruing commercial loans. At December 31, 2011, TDR loans aggregated $6.7 million which consisted of $5.3 million of accruing commercial real estate loans, $1.4 million of non-accrual commercial real estate loans and $44 thousand of accruing commercial loans. During the second quarter of 2012 four loans were reduced by payments aggregating $82 thousand.

If applicable, a TDR loan classified as non-accrual would require a minimum of six months of payments before consideration for a return to accrual status. Concessions made to borrowers typically involve an extension of the loan’s maturity date or a change in the loan’s amortization period. The Company believes concessions have been made in the best interests of the borrower and the Company. The Company has not reduced interest rates or forgiven principal with respect to these loans. If loans characterized as a TDR perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate of interest.

At June 30, 2012, the non-accrual loans aggregated $13.5 million as compared to $14.0 million at December 31, 2011. The net decrease in the level of non-accrual loans during the period ending June 30, 2012 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $2.7 million were made during the year; these were offset by reductions or payoffs of $0.8 million, charge-offs of $1.1 million, $1.1 million of transfers to ORE and $0.2 million of loans that returned to performing status. Loans past due 90 days or more and accruing were $0.2 million at June 30, 2012, and $0.3 million at December 31, 2011. The ratio of non-performing loans to total loans was 3.21% at June 30, 2012 compared to 3.46% at December 31, 2011.

Payments received on non-accrual loans are recognized on a cash method. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. During 2011, the Company collected approximately $77 thousand of interest income recognized on the cash basis. There has been no interest income recognized on the cash basis in 2012. If the non-accrual loans that were outstanding as of June 30, 2012 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.3 million for the period ended June 30, 2012.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011

Loans past due 90 days or more and accruing	$207	$265	$579
Non-accrual loans *	13,486	13,962	9,591
Total non-performing loans	13,693	14,227	10,170
Troubled debt restructurings	5,309	5,314	2,068
Other real estate owned	2,086	1,169	847
Non-accrual securities	935	1,038	881
Total non-performing assets	$22,023	$21,748	$13,966

Total loans, including loans held-for-sale	$426,118	$410,831	$406,816
Total assets	$595,736	$606,742	$588,684
Non-accrual loans to total loans	3.16%	3.40%	2.36%
Non-performing loans to total loans	3.21%	3.46%	2.50%
Non-performing assets to total assets	3.70%	3.58%	2.37%

* In the table above, the amount includes non-accrual TDRs of $1.1 million, $1.4 million and $1.5 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The composition of non-performing loans as of June 30, 2012 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$68,733	$5	$273	$278	0.40%

Commercial real estate:
Non-owner occupied	80,611	-	2,357	2,357	2.92%
Owner occupied	75,363	66	5,817	5,883	7.81%
Construction	12,021	-	1,138	1,138	9.47%

Consumer:
Home equity installment	34,339	-	835	835	2.43%
Home equity line of credit	32,670	-	435	435	1.33%
Auto	16,609	20	-	20	-
Other	5,760	2	20	22	0.38%

Residential:
Real estate	95,646	114	2,541	2,655	2.78%
Construction	4,366	-	70	70	1.60%

Total	$426,118	$207	$13,486	$13,693	3.21%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.1 million at June 30, 2012 and consisted of 12 ORE properties, which stemmed from 11 unrelated borrowers, all of which were listed for sale with local realtors.  Seven properties totaling $1.2 million were added during 2012. Of the remaining five properties, three properties aggregating $0.2 million were acquired in 2011, one property stems from 2010 for $0.6 million, and one dates to 2009 for $50 thousand. As of December 31, 2011, ORE consisted of six properties from unrelated borrowers with an aggregate value of $1.2 million.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Money market	$87,965	17.2%	$107,675	20.9%
NOW	82,923	16.2	79,127	15.3
Savings and clubs	110,752	21.6	107,500	20.9
Certificates of deposit	120,147	23.5	125,345	24.3
Total interest-bearing	401,787	78.5	419,647	81.4
Non-interest bearing	110,283	21.5	96,155	18.6
Total deposits	$512,070	100.0%	$515,802	100.0%

Compared to December 31, 2011, total deposits declined $3.7 million, or 1%, during the six months ended June 30, 2012. The decrease stems from a decline in money market accounts of $19.7 million and CDs of $5.2 million partially offset by growth in non-interest bearing DDAs of $14.1 million, savings and clubs of $3.3 million and NOW accounts of $3.8 million. Generally, deposits are obtained from consumers and businesses within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.

The low interest rate environment continues to cause customers to seek short-term alternatives for their deposits. Certificates of deposit declined $5.2 million, or 4%, in the first half of 2012. The Company continues to experience a shift toward transactional savings accounts which have increased $3.3 million, or 3%, in the first half of 2012. This pattern will most likely continue until interest rates rise. A significant decrease in the business sector of money market deposit accounts have caused a decline of $19.7 million, or 18%, in the six months ended June 30, 2012. Additionally, the expiration of money market promotions for retail depositors has also impacted money market levels as some of these deposits shifted into savings accounts that earn a slightly higher rate of interest. The increase in non-interest bearing checking and interest-bearing NOW deposits was due to the Company focusing on a new checking account campaign targeting the acquisition of retail households along with continued sales emphasis on broadening and deepening existing business and retail relationships with operational checking accounts.

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

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions. As of June 30, 2012, CDARS represented $10.1 million, or 2%, of total deposits, compared to $11.0 million, or 2%, of total deposits at December 31, 2011.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $42.0 million and $41.9 million at June 30, 2012 and December 31, 2011, respectively. Certificates of deposit of $250,000 or more amounted to $16.0 million and $13.6 million as of June 30, 2012 and December 31, 2011.

Including CDARS, approximately 30% of the CDs, with a weighted-average interest rate of 1.01%, are scheduled to mature in 2012 and an additional 33%, with a weighted-average interest rate of 1.13%, are scheduled to mature in 2013. Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative products. In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction products such as savings or money market accounts. When interest rates begin to rise, the Company expects CDs to grow to more historical normal levels of total deposits with the possibility of concurring abatement in transactional deposit balances.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company. The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements. Repurchase agreements are offered through a sweep product. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account. Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA. Customer liquidity is the typical cause for variances in repurchase agreements, which for the first six months of 2012 decreased $1.4 million, or 15%, from year-end December 31, 2011.

In response to interest rate margin compression, in February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million. The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013. Proceeds from the sale of AFS securities and cash on-hand were used to fund the payoff.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$8,106	33.6%	$9,507	31.2%
Long-term FHLB advances	16,000	66.4	21,000	68.8
Total	$24,106	100.0%	$30,507	100.0%

Accrued interest payable and other liabilities

The $3.8 million decrease in other liabilities was caused by the distribution of funds to participant banks of a participated loan that paid off on the last business day of December 2011.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. As of June 30, 2012, the Bank maintained a one-year cumulative gap of positive $83.8 million, or 14.1%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2012:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$10,738	$-	$-	$12,053	$22,791
Investment securities (1)(2)	8,139	19,733	26,031	60,245	114,148
Loans (2)	156,164	68,779	127,686	65,338	417,967
Fixed and other assets	-	9,900	-	30,930	40,830
Total assets	$175,041	$98,412	$153,717	$168,566	$595,736
Total cumulative assets	$175,041	$273,453	$427,170	$595,736

Non-interest-bearing transaction deposits (3)	$-	$11,039	$30,306	$68,938	$110,283
Interest-bearing transaction deposits (3)	96,534	15,268	115,609	54,229	281,640
Certificates of deposit	14,217	44,471	50,228	11,231	120,147
Repurchase agreements	8,106	-	-	-	8,106
Long-term debt	-	-	-	16,000	16,000
Other liabilities	-	-	-	2,997	2,997
Total liabilities	$118,857	$70,778	$196,143	$153,395	$539,173
Total cumulative liabilities	$118,857	$189,635	$385,778	$539,173

Interest sensitivity gap	$56,184	$27,634	$(42,426)	$15,171
Cumulative gap	$56,184	$83,818	$41,392	$56,563

Cumulative gap to total assets	9.4%	14.1%	6.9%	9.5%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.
(2)	Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans are included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

(3)	The Bank’s demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumes that interest-earning asset and interest-bearing liability levels at June 30, 2012 remain constant. The impact of the rate movements was developed by simulating the income effect of yields / rates changing over a twelve-month period from the June 30, 2012 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	6.0%	(3.5)%
Net income	20.2	(11.6)
Economic value at risk:
Economic value of equity	(7.3)	(5.7)
Economic value of equity as a percent of total assets	(0.8)	(0.6)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. As of June 30, 2012, the Company’s risk-based capital ratio was 13.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2012, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$20,966	$1,180	6.0%
+100 basis points	20,281	495	2.5
Flat rate	19,786	-	-
-100 basis points	19,372	(414)	(2.1)
-200 basis points	19,093	(693)	(3.5)

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

The Company employs a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO. As of June 30, 2012, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the six months ended June 30, 2012, the Company used $29.4 million of cash. The Company’s operations provided $7.5 million mostly from $10.1 million of net cash inflow from the components of net interest income, $7.0 million of net proceeds from mortgage banking services, partially offset by $3.7 million remitted to area banks from the late 2011 payoff of a participated loan, $1.2 million in estimated income tax payments and approximately $4.7 million of all other expenditures related to operations primarily from cash settled net non-interest expenses. The Company used excess liquidity and cash generated from operations, proceeds from sales of investment securities AFS and maturing and prepaying earning assets to fund net loan growth, run off of deposits and repurchase agreements, facility expansion and to pay down $5.0 million of long-term debt with the FHLB. After the payment of quarterly dividends, the Company was able to retain the $22.8 million that will be used to prudently grow interest-earning assets, make facility upgrades and provide for the unpredictable deposit cash outflow from the Company’s municipal customers.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease obligations, certificates of deposit, FHLB advances and repurchase agreements. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and other bank purposes. The Company’s position with respect to lending commitments and significant contractual obligations, both on a short- and long-term basis has not changed materially from December 31, 2011, with the exception of the obligation related to the lease commitments for the Company’s Moosic and Kingston branches. During the first quarter of 2012, the Company purchased its Moosic branch from an unaffiliated third party for $0.5 million. The facility had been previously leased under the terms of an operating lease that extended through 2019. As a result of this purchase, the Company is no longer obligated for $0.5 million in future minimum lease payments related to the Moosic branch. During the third quarter of 2012, the Company purchased its Kingston branch from an unaffiliated third party for $0.7 million. The facility had been previously leased under the terms of an operating lease that extended through 2028. As a result of this purchase, the Company is no longer obligated for $0.9 million in future minimum lease payments related to the Kingston branch.

As of June 30, 2012, the Company maintained $22.8 million in cash and cash equivalents and $110.5 million in securities AFS. In addition, as of June 30, 2012, the Company had approximately $143.9 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $21.8 million from the CDARS program and $21.4 million (including the Borrower-In-Custody [BIC] program) from the Discount Window of the Federal Reserve Bank (FRB). The purpose of the BIC arrangement is to provide flexibility to banks so they may increase their pool of pledged collateral while avoiding the inconvenience and cost of transporting collateral and supporting documentation to the FRB. The combined total of $341.3 million represented 57% of total assets as of June 30, 2012. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2012, total shareholders' equity increased $2.9 million, or 5%. The increase was due principally from: net income of $2.6 million; a $0.8 million after tax improvement in other comprehensive income caused by a lower unrealized loss position in the market value of the AFS securities portfolio; $0.7 million from proceeds from employees enrolled in the Company’s Employee Stock Purchase and Dividend Reinvestment Plans; partially offset by $1.1 million on the declaration of quarterly cash dividends.

As of June 30, 2012, the Company’s unrealized loss position amounted to $0.3 million, net of tax, from securities AFS, an improvement compared to the net unrealized loss of $1.1 million as of December 31, 2011. At June 30, 2012, the net-of-tax unrealized losses in the Company’s portfolio of pooled trust preferred securities approximated $3.1million of the total $0.3 million net loss with the other securities recorded at a net unrealized gain of $2.8 million. The condition of the economy continues to assert uncertainty in the financial and capital markets and has had a sizable and prolonged negative impact on the fair value estimates on the securities in banks’ investment portfolios, including the Company’s investment portfolio. Management of the Company maintains these changes are due principally to liquidity problems in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers. When Treasury rates begin to rise, the value of the bond portfolio will typically decline as bond values move in an inverse direction to the movement in interest rates. As such there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The appropriate risk-weighting, pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that were rated below investment grade, thereby significantly inflating the total risk-weighted assets. This requirement had an adverse impact on the total capital and Tier I capital ratios in 2012 and 2011. The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of June 30, 2012, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2012:

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:

Total capital (to risk-weighted assets)
Consolidated	$61,293	13.3%	≥ $36,909	≥ 8.0%	N/A	N/A
Bank	$61,140	13.3%	≥ $36,903	≥ 8.0%	≥ $46,128	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$55,427	12.0%	≥ $18,454	≥ 4.0%	N/A	N/A
Bank	$55,344	12.0%	≥ $18,451	≥ 4.0%	≥ $27,677	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$55,427	9.1%	≥ $24,316	≥ 4.0%	N/A	N/A
Bank	$55,344	9.1%	≥ $24,300	≥ 4.0%	≥ $30,376	≥ 5.0%

In June 2012, the Federal Reserve Bank, the FDIC and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The rules are expected to go into effect on January 1, 2013. However, in some situations full compliance with the rules would not be required until January 1, 2019. Below is a summary:

Summary of proposed rules for capital

•	Revise the definition of regulatory capital components and related calculations, which would include conservative guidelines for determining whether an instrument could qualify as regulatory capital;

•	Add common equity tier 1 capital as a new regulatory capital component;

•	Increase the minimum tier 1 capital ratio requirement;

•	Create a capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers if the institution does not hold enough common equity tier 1 capital;

•	Provide for a transition period for several aspects of the rule; and

•	Incorporate the new and revised regulatory capital requirements into the Prompt Corrective Action rules.

Summary of proposed rules for risk-weighted assets

The proposal would expand the number of risk-weighted categories and increase the required capital for certain categories of assets, including higher-risk residential mortgages and higher-risk construction real estate loans. In addition, the rule would:

•	revise risk weights for residential mortgages based on LTV ratios and certain loan characteristics, assigning risk weights between 35% and 200%;

•	increase capital requirements for past-due loans from 100% to 150% and set the risk weight for high volatility commercial real estate loans at 150%; and

•	revise the risk-weighted percentage for unused commitments with an original maturity of one year or less from 0% to 20% unless the commitment is unconditionally cancelable by the bank.

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements. The rule would be effective on January 1, 2015. The Company is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Bank and Company.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2012.

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

101 Interactive data files: To be filed by amendment as permitted by Rule 405(a) (2) (ii) of Regulation S-T.

* Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 10, 2012	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 10, 2012	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page
3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.	*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.3 Registrant’s 2000 Dividend Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-152806 on Form S-3 filed on August 6, 2008 and by Post-Effective Amendment No. 1 on January 25, 2010.	*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, the Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.	*

10.10 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.11 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.13 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.14 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

11 Statement regarding computation of earnings per share.	22

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	54

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	55

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	56

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	56

101 Interactive data files: To be filed by amendment as permitted by Rule 405(a) (2) (ii) of Regulation S-T.

- 53 -