Form 10-Q/A
period 2012-06-30
FIDELITY D & D BANCORP INC
filed 2012-09-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Fidelity D & D Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a) (2) (ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: September 10, 2012	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: September 10, 2012	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Item 6. Exhibits

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended June 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; Consolidated Statements of Income for the three- and six-months ended June 30, 2012 and June 30, 2011; Consolidated Statements of Comprehensive Income for the three- and six- months ended June 30, 2012 and June 30, 2011; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and June 30, 2011, Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and Notes to Consolidated Financial Statements.

________________________________________________

* These exhibits were previously included or incorporated by reference in the Form 10-Q filed on August 10, 2012.

** Furnished with this report.