Form 10-Q
period 2012-09-30
FIDELITY D & D BANCORP INC
filed 2012-11-09
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2012, the latest practicable date, was 2,307,606 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2012

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	September 30, 2012	December 31, 2011

Assets:
Cash and due from banks	$11,685	$15,158
Interest-bearing deposits with financial institutions	33,937	37,007

Total cash and cash equivalents	45,622	52,165

Available-for-sale securities	102,833	108,154
Held-to-maturity securities	302	389
Federal Home Loan Bank stock	3,019	3,699
Loans, net (allowance for loan losses of $8,142 in 2012; $8,108 in 2011)	420,928	398,186
Loans held-for-sale (fair value $1,890 in 2012, $4,661 in 2011)	1,844	4,537
Foreclosed assets held-for-sale	1,610	1,169
Bank premises and equipment, net	14,270	13,575
Cash surrender value of bank owned life insurance	9,984	9,740
Accrued interest receivable	1,991	2,082
Other assets	13,044	13,046

Total assets	$615,447	$606,742

Liabilities:
Deposits:
Interest-bearing	$409,467	$419,647
Non-interest-bearing	114,653	96,155

Total deposits	524,120	515,802

Accrued interest payable and other liabilities	2,705	6,809
Short-term borrowings	14,069	9,507
Long-term debt	16,000	21,000

Total liabilities	556,894	553,118

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,307,606 in 2012; and 2,254,542 in 2011)	23,416	22,354
Retained earnings	34,647	32,380
Accumulated other comprehensive income/ (loss)	490	(1,110)

Total shareholders' equity	58,553	53,624

Total liabilities and shareholders' equity	$615,447	$606,742

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Interest income:
Loans:
Taxable	$5,313	$5,551	$15,885	$17,119
Nontaxable	107	122	359	382
Interest-bearing deposits with financial institutions	12	34	55	73
Investment securities:
U.S. government agency and corporations	226	355	747	1,020
States and political subdivisions (nontaxable)	298	305	917	893
Other securities	18	9	54	37

Total interest income	5,974	6,376	18,017	19,524

Interest expense:
Deposits	585	852	1,886	2,909
Securities sold under repurchase agreements	4	14	27	40
Long-term debt	215	261	667	775

Total interest expense	804	1,127	2,580	3,724

Net interest income	5,170	5,249	15,437	15,800

Provision for loan losses	700	500	2,000	1,350

Net interest income after provision for loan losses	4,470	4,749	13,437	14,450

Other income:
Service charges on deposit accounts	470	458	1,313	1,319
Interchange fees	276	247	798	713
Fees from trust fiduciary activities	140	97	447	298
Fees from financial services	155	140	441	439
Service charges on loans	195	155	846	488
Fees and other revenue	94	100	269	289
Earnings on bank-owned life insurance	83	80	244	235
Gain (loss) on sale, recovery, or disposal of:
Loans	500	161	1,329	499
Investment securities	3	13	264	29
Premises and equipment	(16)	(2)	(17)	(2)
Foreclosed assets held-for-sale	(32)	28	(47)	46
Write-down of foreclosed assets held-for-sale	-	-	(60)	(66)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(1)	(46)	(242)	(351)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income/(loss))	1	40	106	271
Net impairment losses on investment securities recognized in earnings	-	(6)	(136)	(80)
Total other income	1,868	1,471	5,691	4,207

Other expenses:
Salaries and employee benefits	2,116	2,164	6,767	6,583
Premises and equipment	889	852	2,593	2,747
Advertising and marketing	552	464	947	814
Professional services	292	314	963	927
FDIC assessment	130	79	379	508
Loan collection	197	286	498	426
Other real estate owned	41	40	131	95
Office supplies and postage	103	98	315	334
Other	133	147	1,251	1,120

Total other expenses	4,453	4,444	13,844	13,554

Income before income taxes	1,885	1,776	5,284	5,103

Provision for income taxes	486	449	1,311	1,260

Net income	$1,399	$1,327	$3,973	$3,843

Per share data:
Net income - basic	$0.61	$0.59	$1.74	$1.74
Net income - diluted	$0.61	$0.59	$1.74	$1.74
Dividends	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$1,399	$1,327	$3,973	$3,843

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	1,182	974	2,331	3,257
Reclassification adjustment for gains realized in income	(3)	(13)	(264)	(29)
Net unrealized gains	1,179	961	2,067	3,228
Tax effect	(401)	(327)	(703)	(1,098)
Unrealized gains, net of tax	778	634	1,364	2,130
Non-credit-related impairment gains (losses) on investment securities not expected to be sold	76	7	358	(46)
Tax effect	(26)	(2)	(122)	16
Net non-credit-related impairment gains (losses) on investment securities	50	5	236	(30)
Other comprehensive income, net of tax	828	639	1,600	2,100
Total comprehensive income, net of tax	$2,227	$1,966	$5,573	$5,943

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2012 and 2011
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income/ (loss)	Total
Balance, December 31, 2010	2,178,028	$21,047	$29,545	$(3,817)	$46,775
Comprehensive income			3,843	2,100	5,943
Issuance of common stock through Employee Stock Purchase Plan	4,801	67			67
Issuance of common stock through Dividend Reinvestment Plan	55,844	924			924
Stock-based compensation expense		24			24
Cash dividends declared			(1,650)		(1,650)
Balance, September 30, 2011	2,238,673	$22,062	$31,738	$(1,717)	$52,083

Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Comprehensive income			3,973	1,600	5,573
Issuance of common stock through Employee Stock Purchase Plan	3,874	67			67
Issuance of common stock through Dividend Reinvestment Plan	49,190	980			980
Stock-based compensation expense		15			15
Cash dividends declared			(1,706)		(1,706)
Balance, September 30, 2012	2,307,606	$23,416	$34,647	$490	$58,553

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$3,973	$3,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,612	2,213
Provision for loan losses	2,000	1,350
Deferred income tax (benefit) expense	(253)	177
Stock-based compensation expense	15	24
Proceeds from sale of loans held-for-sale	64,605	24,752
Originations of loans held-for-sale	(58,395)	(21,896)
Write-down of foreclosed assets held-for-sale	60	66
Earnings on bank-owned life insurance	(244)	(235)
Net gain from sales of loans	(1,329)	(499)
Net gain from sales and recoveries of investment securities	(264)	(29)
Net loss (gain) from sales of foreclosed assets held-for-sale	47	(46)
Loss on disposal of equipment	17	2
Other-than-temporary impairment on securities	136	80
Change in:
Accrued interest receivable	90	(343)
Other assets	(249)	331
Accrued interest payable and other liabilities	(4,086)	92

Net cash provided by operating activities	8,735	9,882

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	88	76
Available-for-sale securities:
Proceeds from sales	3,584	841
Proceeds from maturities, calls and principal pay-downs	24,029	18,017
Purchases	(20,891)	(39,348)
Decrease in FHLB stock	680	648
Net (increase) decrease in loans	(28,898)	10,466
Acquisition of bank premises and equipment	(1,809)	(262)
Proceeds from sale of foreclosed assets held-for-sale	719	891

Net cash used by investing activities	(22,498)	(8,671)

Cash flows from financing activities:
Net increase in deposits	8,318	43,150
Net increase in short-term borrowings	4,561	9,456
Repayments of long-term debt	(5,000)	-
Proceeds from employee stock purchase plan participants	67	67
Dividends paid, net of dividends reinvested	(1,124)	(1,104)
Proceeds from dividend reinvestment plan participants	398	379

Net cash provided by financing activities	7,220	51,948

Net (decrease) increase in cash and cash equivalents	(6,543)	53,159

Cash and cash equivalents, beginning	52,165	22,967

Cash and cash equivalents, ending	$45,622	$76,126

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

In the opinion of management, the consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the related consolidated statements of income and consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at September 30, 2012 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold. As of September 30, 2012 and December 31, 2011, loans classified as HFS consisted of residential mortgages.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions. For the nine months ended September 30, 2012 and 2011, the Company paid interest of $2.6 million and $3.8 million, respectively. The Company was required to pay income taxes of $1.8 million and $1.2 million during the first nine months of 2012 and 2011, respectively. Transfers from loans to foreclosed assets held-for-sale amounted to $1.4 million and $0.8 million during the nine months ended September 30, 2012 and 2011. During the same respective periods, transfers from loans to loans HFS amounted to $2.8 million and $4.8 million. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

In June, 2011, the FASB issued an accounting update related to, Presentation of Comprehensive Income. The provisions of this update amend the accounting topic to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. For public entities, the provisions of this update are effective for fiscal years and interim periods beginning after December 31, 2011. The Company has elected to present a separate statement of comprehensive income.

3.   Investment securities

The amortized cost and fair value of investment securities at September 30, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2012
Held-to-maturity securities:
MBS - GSE residential	$302	$35	$-	$337

Available-for-sale securities:
Agency - GSE	$21,696	$114	$6	$21,804
Obligations of states and political subdivisions	26,829	3,071	-	29,900
Corporate bonds:
Pooled trust preferred securities	6,366	142	4,845	1,663
MBS - GSE residential	46,906	2,101	-	49,007

Total debt securities	101,797	5,428	4,851	102,374

Equity securities - financial services	295	165	1	459

Total available-for-sale securities	$102,092	$5,593	$4,852	$102,833

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2011
Held-to-maturity securities:
MBS - GSE residential	$389	$42	$-	$431

Available-for-sale securities:
Agency - GSE	$25,773	$108	$8	$25,873
Obligations of states and political subdivisions	28,402	1,937	180	30,159
Corporate bonds:
Pooled trust preferred securities	6,574	123	5,231	1,466
MBS - GSE residential	48,792	1,482	57	50,217

Total debt securities	109,541	3,650	5,476	107,715

Equity securities - financial services	295	144	-	439

Total available-for-sale securities	$109,836	$3,794	$5,476	$108,154

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$302	$337

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,806	$2,809
Due after one year through five years	17,113	17,220
Due after five years through ten years	3,253	3,451
Due after ten years	31,719	29,887

Total debt securities	54,891	53,367

MBS - GSE residential	46,906	49,007

Total available-for-sale debt securities	$101,797	$102,374

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

The following tables present the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2012
Agency – GSE	$1,025	$6	$-	$-	$1,025	$6
Obligations of states and political subdivisions	-	-	-	-	-	-
Corporate bonds:
Pooled trust preferred securities	-	-	1,109	4,845	1,109	4,845
MBS - GSE residential	-	-	-	-	-	-
Subtotal, debt securities	1,025	6	1,109	4,845	2,134	4,851

Equity securities - financial services	123	1	-	-	123	1

Total temporarily impaired securities	$1,148	$7	$1,109	$4,845	$2,257	$4,852
Number of securities	2		7		9

December 31, 2011
Agency – GSE	$4,011	$8	$-	$-	$4,011	$8
Obligations of states and political subdivisions	-	-	941	180	941	180
Corporate bonds:
Pooled trust preferred securities	-	-	1,343	5,231	1,343	5,231
MBS - GSE residential	6,126	57	-	-	6,126	57
Total securities Total temporarily impaired securities	$10,137	$65	$2,284	$5,411	$12,421	$5,476
Number of securities	7		9		16

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

For all security types discussed below, as of September 30, 2012, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI for the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

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

In the above security types, the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality. Accordingly, as of September 30, 2012, recognition of OTTI on these securities was unnecessary.

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

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated:

	Three months ended		Nine months ended,
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Pooled trust preferred securities:
PreTSL IV, Mezzanine	$-	$5	$-	$5
PreTSL IX, B1, B3	-	-	18	-
PreTSL XVIII, C	-	-	118	-
PreTSL XXIV, B1	-	-	-	75
Total	$-	$5	$136	$80

The following is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Nine months ended
	September 30, 2012
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,280)	$(15,280)
Additions for credit-related OTTI not previously recognized	-	-	-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(136)	(136)
Ending balance of credit-related OTTI	$-	$(15,416)	$(15,416)

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

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI. The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations. ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition. The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality and ASC 325 is used for the remaining eleven securities. In summary, for the first two quarters of 2012, the quarterly evaluations indicated there was a significant adverse change in cash flows in two of the thirteen securities, thereby signifying the likelihood of the Company not being able to recover its principal. As a result, $0.1 million of credit related OTTI was recorded during the nine months ended September 30, 2012 all of which pertained to the first half of 2012. There was no credit related OTTI required to be recorded in the third quarter of 2012.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization. The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition. The PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary. PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and whether OTTI is deemed to have occurred. An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI. To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost. In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition. The application of the guidance on this security did not result in an adverse change in cash flows when compared to the last measurements and therefore, no credit related OTTI was recorded during the first nine months of 2012.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets. For these securities, the Company applies the guidance of ASC 325. Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to current earnings. The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost. In applying this guidance to the remaining securities, PreTSLs IX and XVIII measured an adverse change in cash flows and credit related OTTI of $18 thousand and $0.1 million, respectively, was recorded in the nine months of 2012 all of which, as noted above, pertained to cash flow analyses performed during the two quarters in the first half of 2012. There was no credit related OTTI required to be recorded in the third quarter of 2012.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated:

(dollars in thousands)		September 30, 2012		December 31, 2011
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$26	$-	$25
Pre TSL VII	Mezzanine	-	76	-	79
Pre TSL IX	B-1,B-3	1,527	506	1,605	529
Pre TSL XI	B-3	1,083	313	1,119	357
Pre TSL XV	B-1	-	30	-	20
Pre TSL XVIII	C	167	-	285	5
Pre TSL XIX	C	316	-	316	8
Pre TSL XXIV	B-1	407	14	407	15
		$3,500	$965	$3,732	$1,038

The securities included in the above table, have experienced impairment of principal, and interest was “paid-in-kind”. When these two conditions exist, the security is placed on non-accrual status. Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of September 30, 2012:

(dollars in thousands)
						Current			Actual		Excess	Effective
						number			deferrals		subordination (2)	subordination (3)
						of			and defaults		as a % of	as a % of
					Moody's /	banks /		Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance		deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies		and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$422	$10	Caa2 / CCC	6	/-	$18,000	27.1	$10,263	19.8	36.6
Pre TSL V	Mezzanine	-	26	26	C / D	3	/-	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	76	76	Ca / C	16	/-	96,000	51.6	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,527	506	(1,021)	Ca / C	46	/-	109,310	27.5	None	N/A	3.9
Pre TSL XI	B-3	1,083	313	(770)	Ca / C	62	/-	185,280	32.3	None	N/A	N/A
Pre TSL XV	B-1	-	30	30	C / C	63 / 8		195,200	33.8	None	N/A	N/A
Pre TSL XVI	C	-	-	-	C / C	49 / 7		273,478	47.7	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	50 / 6		179,270	37.9	None	N/A	N/A
Pre TSL XVIII	C	167	-	(167)	Ca / C	66 / 13		205,340	31.1	None	N/A	N/A
Pre TSL XIX	C	316	-	(316)	C / C	50 / 14		182,150	28.2	None	N/A	N/A
Pre TSL XXIV	B-1	407	14	(393)	Ca / CC	77 / 12		349,300	34.6	None	N/A	14.9
Pre TSL XXV	C-1	-	-	-	C / C	56 / 8		272,000	34.3	None	N/A	1.9
Pre TSL XXVII	B	2,454	276	(2,178)	Ca / CC	42 / 7		86,800	26.7	296	0.1	26.3
		$6,366	$1,663	$(4,703)

(1)	All ratings have been updated through September 30, 2012.
(2)	Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.
(3)	Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default at the next payment in order to trigger a loss of principal or interest. This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion on the fair value determination of the Company’s investment in PreTSLs and other financial instruments, see Note 7, “Fair value measurements”.

4. Loans

The classifications of loans at September 30, 2012 and December 31, 2011 are summarized as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011

Commercial and industrial	$68,731	$68,372
Commercial real estate:
Non-owner occupied	83,296	79,475
Owner occupied	74,190	76,611
Construction	11,519	9,387
Consumer:
Home equity installment	32,965	36,390
Home equity line of credit	33,045	32,486
Auto	17,469	13,539
Other	5,964	5,833
Residential:
Real estate	96,522	80,091
Construction	5,369	4,110

Total	429,070	406,294
Less:
Allowance for loan losses	(8,142)	(8,108)

Loans, net	$420,928	$398,186

Net deferred loan costs of $0.9 million and $0.8 million have been added to the carrying values of loans at September 30, 2012 and December 31, 2011, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate amount of mortgages serviced amounted to $208.9 million as of September 30, 2012 and $193.5 million as of December 31, 2011.

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

Non-accrual loans, segregated by class, at September 30, 2012 and December 31, 2011, were as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011

Commercial and industrial	$60	$458

Commercial real estate:

Non-owner occupied	2,240	2,406
Owner occupied	5,202	6,288
Construction	1,130	656

Consumer:

Home equity installment	904	1,017
Home equity line of credit	381	730
Auto	4	-
Other	91	-

Residential:

Real estate	2,454	2,329
Construction	-	78

Total	$12,466	$13,962

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

Loans modified in a TDR may or may not be placed in non-accrual status. As of September 30, 2012, total TDRs amounted to $2.2 million of which $1.1 million were on non-accrual status. As of December 31, 2011, total TDRs amounted to $6.7 million of which $1.4 million were on non-accrual status. The reduction of $4.5 million in TDRs is the result of a loan of $1.8 million which was repaid upon the sale of the underlying collateral by the borrower. The proceeds of which were used to repay the loan. A second loan of $2.4 million to a related borrower which had been a TDR was repaid with the proceeds of a new loan by the Bank on conventional loan terms and conditions. Partial charge-offs may be taken against the outstanding loan balance of TDRs, but, only in rare instances.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance for loan losses associated with the loan.  The Company considers all TDRs to be impaired loans. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs, is used to establish the allowance. Management exercises significant judgment in developing these estimates.

There were no loans modified in a TDR during the three- and nine-months ended September 30, 2012. The following presents by class, loans modified as TDRs during the twelve months ended September 30, 2012 that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three- and nine-months ended September 30, 2012:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	-	$-	1	$1,078

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.

The $1.1 million commercial real estate loan TDR that subsequently defaulted had been modified to lower payments. The Company has been applying all payments during this time to principal.  An updated appraisal was obtained on the collateral during the first quarter of 2012 which necessitated an increase in the reserve for loan losses on this loan. The borrower has resumed making payments under a new agreement.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date. An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
September 30, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$105	$360	$257	$722	$68,009	$68,731	$197
Commercial real estate:
Non-owner occupied	358	1,361	2,300	4,019	79,277	83,296	60
Owner occupied	572	751	5,384	6,707	67,483	74,190	182
Construction	-	-	1,130	1,130	10,389	11,519	-
Consumer:
Home equity installment	925	30	932	1,887	31,078	32,965	28
Home equity line of credit	-	-	433	433	32,612	33,045	52
Auto	655	58	5	718	16,751	17,469	1
Other	23	12	91	126	5,838	5,964	-
Residential:
Real estate	206	1,135	2,538	3,879	92,643	96,522	84
Construction	-	-	-	-	5,369	5,369	-
Total	$2,844	$3,707	$13,070	$19,621	$409,449	$429,070	$604

* Includes $12.5 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2011	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$61	$20	$458	$539	$67,833	$68,372	$-
Commercial real estate:
Non-owner occupied	1,802	386	2,406	4,594	74,881	79,475	-
Owner occupied	134	71	6,288	6,493	70,118	76,611	-
Construction	-	-	656	656	8,731	9,387	-
Consumer:
Home equity installment	450	161	1,017	1,628	34,762	36,390	-
Home equity line of credit	11	-	730	741	31,745	32,486	-
Auto	437	181	-	618	12,921	13,539	-
Other	19	11	-	30	5,803	5,833	-
Residential:
Real estate	297	317	2,594	3,208	76,883	80,091	265
Construction	-	-	78	78	4,032	4,110	-
Total	$3,211	$1,147	$14,227	$18,585	$387,709	$406,294	$265

* Includes $14.0 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans include non-accrual loans and other loans deemed to be impaired based on the aforementioned factors. At September 30, 2012, impaired loans consisted of accruing TDRs totaling $1.1 million and $12.5 million of non-accrual loans. The non-accrual total, as of September 30, 2012, includes $1.1 million of non-accruing TDRs. At December 31, 2011, impaired loans consisted of accruing TDRs totaling $5.3 million in addition to the $14.0 million of non-accrual loans. The non-accrual total, as of December 31, 2011, includes $1.4 million of non-accruing TDRs. Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts. Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
September 30, 2012
Commercial & industrial	$133	$50	$53	$103	$25	$339	$2	$-
Commercial real estate:
Non-owner occupied	2,793	1,007	1,725	2,732	268	4,509	150	-
Owner occupied	6,330	4,633	1,142	5,775	456	7,044	100	-
Construction	1,130	662	468	1,130	194	848	-	-
Consumer:
Home equity installment	1,045	128	776	904	47	898	-	-
Home equity line of credit	435	144	237	381	31	477	-	-
Auto	4	4	-	4	1	1	-	-
Other	91	70	21	91	35	26	-	-
Residential:
Real Estate	2,190	1,141	1,313	2,454	97	2,249	10	-
Construction	-	-	-	-	-	63	-	-
Total	$14,151	$7,839	$5,735	$13,574	$1,154	$16,454	$262	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2011
Commercial & industrial	$549	$322	$179	$501	$63	$355	$2	$-
Commercial real estate:
Non-owner occupied	5,434	3,144	2,176	5,320	301	3,026	53	-
Owner occupied	8,538	5,730	2,915	8,645	792	4,953	108	14
Construction	656	656	-	656	152	375	-	-
Consumer:
Home equity installment	1,050	395	622	1,017	88	751	6	3
Home equity line of credit	730	229	501	730	55	488	2	1
Auto	-	-	-	-	-	3	-	-
Other	-	-	-	-	-	12	-	-
Residential:
Real Estate	2,619	1,083	1,246	2,329	84	2,867	155	59
Construction	94	78	-	78	-	91	-	-
Total	$19,670	$11,637	$7,639	$19,276	$1,535	$12,921	$326	$77

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011

Pass	$65,428	$64,064	$72,577	$65,819	$66,637	$66,298	$8,883	$6,911

Special mention	2,201	2,953	4,176	5,681	1,553	1,627	1,473	1,246

Substandard	1,102	1,355	6,543	7,975	6,000	8,686	1,163	1,230

Doubtful	-	-	-	-	-	-	-	-

Total	$68,731	$68,372	$83,296	$79,475	$74,190	$76,611	$11,519	$9,387

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
(dollars in thousands)	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011

Performing	$32,033	$35,373	$32,612	$31,756	$17,464	$13,539	$5,873	$5,833

Non-performing	932	1,017	433	730	5	-	91	-

Total	$32,965	$36,390	$33,045	$32,486	$17,469	$13,539	$5,964	$5,833

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	9/30/2012	12/31/2011	9/30/2012	12/31/2011

Performing	$93,984	$77,497	$5,369	$4,032

Non-performing	2,538	2,594	-	78

Total	$96,522	$80,091	$5,369	$4,110

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2012

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	135	1,258	491	121	-	2,005
Recoveries	23	-	16	-	-	39
Provision	55	1,083	457	579	(174)	2,000
Ending balance	$1,164	$3,804	$1,417	$1,509	$248	$8,142
Ending balance: individually evaluated for impairment	$25	$918	$114	$97		$1,154
Ending balance: collectively evaluated for impairment	$1,139	$2,886	$1,303	$1,412		$6,740
Loans Receivables: Ending balance	$68,731	$169,005	$89,443	$101,891		$429,070
Ending balance: individually evaluated for impairment	$103	$9,637	$1,380	$2,454		$13,574
Ending balance: collectively evaluated for impairment	$68,628	$159,368	$88,063	$99,437		$415,496

As of and for the three months ended September 30, 2012

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,195	$4,143	$1,425	$1,333	$55	$8,151
Charge-offs	70	518	57	76	-	721
Recoveries	11	-	1	-	-	12
Provision	28	179	48	252	193	700
Ending balance	$1,164	$3,804	$1,417	$1,509	$248	$8,142

As of and for the year ended December 31, 2011

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	128	699	654	577	-	2,058
Recoveries	407	37	17	7	-	468
Provision	(426)	402	824	758	242	1,800
Ending balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Ending balance: individually evaluated for impairment	$63	$1,245	$143	$84		$1,535
Ending balance: collectively evaluated for impairment	$1,158	$2,734	$1,292	$967		$6,151
Loans Receivables: Ending balance	$68,372	$165,473	$88,248	$84,201		$406,294
Ending balance: individually evaluated for impairment	$501	$14,621	$1,747	$2,407		$19,276
Ending balance: collectively evaluated for impairment	$67,871	$150,852	$86,501	$81,794		$387,018

Information related to the change in the allowance for loan losses as of and for the three- and nine-months ended September 30, 2011 is a follows:

As of and for the nine months ended September 30, 2011

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	77	417	471	392	-	1,357
Recoveries	10	36	16	7	-	69
Provision	112	185	524	332	197	1,350
Ending balance	$1,413	$4,043	$1,317	$810	$377	$7,960

As of and for the three months ended September 30, 2011

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,492	$4,124	$1,243	$869	$416	$8,144
Charge-offs	77	224	101	294	-	696
Recoveries	4	6	2	-	-	12
Provision	(6)	137	173	235	(39)	500
Ending balance	$1,413	$4,043	$1,317	$810	$377	$7,960

5.   Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur from the grant of stock-based compensation awards. As more fully described in Note 6, “Stock plans,” the Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock. Since the average share market prices of the Company’s common stock, during the three- and nine-months ended September 30, 2012 and 2011, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options. For restricted stock, dilution occurs based on the unvested number of shares outstanding or 151 shares for the three- and nine-months ended September 30, 2012.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,399	$1,327	$3,973	$3,843

Weighted-average common shares outstanding	2,294,416	2,222,296	2,277,801	2,203,913
Basic EPS	$0.61	$0.59	$1.74	$1.74

Diluted EPS:
Net income available to common shareholders	$1,399	$1,327	$3,973	$3,843

Weighted-average common shares outstanding	2,294,416	2,222,296	2,277,801	2,203,913
Potentially dilutive common shares	151	-	151	-
Weighted-average common and potentially dilutive shares outstanding	2,294,567	2,222,296	2,277,952	2,203,913
Diluted EPS	$0.61	$0.59	$1.74	$1.74

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

For the 2012 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. On June 5, 2012, the Company granted one share of restricted stock to each of its qualifying employees, or a total of 151 shares. The shares will vest one-year from the date of grant and the Company has projected a forfeiture rate of 28%. On the date of grant, the value of the Company’s common stock was $21.50 per share and share-based compensation expense of $2 thousand was recognized. Typically, the Company recognizes the share-based compensation expense over the requisite service or vesting period, however due to immateriality the Company has chosen to recognize all of the expense in the current period. Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. There were no stock-based awards granted to employees under any of the Company’s stock compensation plans in all of 2011.

For the 2012 Director Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. For the three- and nine-months ended September 30, 2012, no stock-based awards were granted to the Company’s directors. In addition, there were no stock-based awards granted to directors under any of the Company’s stock compensation plans in all of 2011.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance. The plan was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement date or termination date. As of September 30, 2012, 25,700 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and as such, is required to comply with the provisions of authoritative accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased which occurs during the Company’s first calendar quarter. For the nine months ended September 30, 2012 and 2011, compensation expense related to the ESPP approximated $12 thousand and $24 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

	September 30, 2012					December 31, 2011
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs	Carrying	Estimated
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)	amount	fair value

Financial assets:
Cash and cash equivalents	$45,622	$45,622	$45,622	$-	$-	$52,165	$52,165
Held-to-maturity securities	302	337	-	337	-	389	431
Available-for-sale securities	102,833	102,833	459	100,711	1,663	108,154	108,154
FHLB Stock	3,019	3,019	-	-	-	3,699	3,699
Loans, net	420,928	428,865	-	-	428,865	398,186	400,100
Loans held-for-sale	1,844	1,890	-	1,890	-	4,537	4,661
Accrued interest	1,991	1,991	1,991	-	-	2,082	2,082

Financial liabilities:
Deposit liabilities	524,120	524,644	404,777	119,867	-	515,802	513,729
Short-term borrowings	14,069	14,069	14,069	-	-	9,507	9,507
Long-term debt	16,000	18,901	-	18,901	-	21,000	24,272
Accrued interest	234	234	234	-	-	293	293

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

FHLB stock: The Company considers the fair value of FHLB stock is equal to its carrying value or cost since there is no market value available and investments in and transactions for the stock are restricted and limited to the FHLB and its member-banks.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$21,804	$-	$21,804	$-
Obligations of states and political subdivisions	29,900	-	29,900	-
Corporate bonds:
Pooled trust preferred securities	1,663	-	-	1,663
MBS - GSE residential	49,007	-	49,007	-
Equity securities - financial services	459	459	-	-
Total available-for-sale securities	$102,833	$459	$100,711	$1,663

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$25,873	$-	$25,873	$-
Obligations of states and political subdivisions	30,159	-	30,159	-
Corporate bonds:
Pooled trust preferred securities	1,466	-	-	1,466
MBS - GSE residential	50,217	-	50,217	-
Equity securities - financial services	439	439	-	-
Total available-for-sale securities	$108,154	$439	$106,249	$1,466

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy. Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, all other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Assets classified as Level 2 use valuation techniques that are common to bond valuations. That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained. For the nine months ended September 30, 2012, there were no transfers to and from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

Quantitative information about Level 3 fair value measurements as of September 30, 2012:
	Fair	Valuation	Unobservable	Input
(dollars in thousands)	value	technique	input	utilized
Available-for-sale securities:
Pooled trust preferred securities	$1,663	discounted cash	- structural behavior;	issuer specific
		flow	- estimated probability of default	4.08% - 4.23%
			- correlation analysis among issuers	50% - 30%
			- loss given default rate	100%
			- prepayment rate	0%
			- recovery rate	0%
			- credit adjusted cash flow discount rate	0% - 59.7%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities. As of September 30, 2012, the amortized cost and fair values amounted to $6.4 million and $1.7 million, respectively. The market for these securities is inactive – no new issues since late 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low possibility of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds. Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments. Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach. This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs. The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio. The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;

•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;

•	Loss given default or cash lost to investor. Assumed to be 100% with no recovery:

•	Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security. No prepayments are assumed and the tranche coupon rate is used as the discount rate; and

•	Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes. The OLEV considers a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data. The discount rates determined on an overall basis ranged from 0% to 60% as of September 30, 2012 and are applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated:

	As of and for the nine months ended September 30,
(dollars in thousands)	2012	2011

Balance at beginning of period	$1,466	$1,453
Realized losses in earnings	(136)	(80)
Unrealized gains (losses) in OCI:
Gains	518	281
Losses	(113)	(283)
Pay down / settlement	(96)	(56)
Interest paid in kind	21	6
Accretion	3	2
Balance at end of period	$1,663	$1,323

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,685	$-	$-	$6,685
Other real estate owned	1,458	-	-	1,458
Total	$8,143	$-	$-	$8,143

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,102	$-	$-	$10,102
Other real estate owned	902	-	-	902
Total	$11,004	$-	$-	$11,004

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

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses, and as such are carried at the lower of net recorded investment or the estimated fair value. Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses. Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions. At September 30, 2012 to account for these factors, adjustments to the appraisal values ranged from -13.39% to -94.74% (weighted average -31.97%). Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized. The range of liquidation expenses and other appraisal adjustments of the impaired loans at September 30, 2012 was -15.00% to -30.80% (weighted-average -21.57%). Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2012 compared to December 31, 2011 and a comparison of the results of operations for the three- and nine-months ended September 30, 2012 and 2011. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2011 Annual Report filed on Form 10-K.

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

General

The unemployment rate fell nationally from 8.5% at December 31, 2011 to 7.8% at September 30, 2012, its lowest level in three years. While the unemployment rate has been declining nationally, the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) is on the rise at 9.6% at August 31, 2012, a 1.1 percentage point increase from 8.5% at December 31, 2011. Although the local unemployment rate increased from 8.5% at December 31, 2011 to 9.6% at August 31, 2012, there was an increase of only 0.2 percentage points compared to August 31, 2011. The combination of more people looking for work and fewer jobs available led to the increase. The Scranton Metropolitan housing and real estate markets remain soft with median home values relatively unchanged from both year-end 2011 and August 31, 2011. Sustaining high levels of unemployment and the prolonged softness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolio. Though the condition of the local economy has had recent significant financial implications on the City of Scranton, the Company has not to date and does not expect the City’s difficulties to have a significant negative impact on the Company.

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

The Company’s profitability is also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes. Non-interest income consists mostly of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and foreclosed assets held-for-sale, the write-down to market value of foreclosed properties held-for-sale and from credit-related OTTI charges from investment securities. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance premiums, professional fees, loan collection, other real estate owned expenses, supplies and other operating overhead.

Due to the prolonged low interest rate environment, the Company continues to anticipate net interest margin (the ratio of annualized net interest income to average interest-earning assets) to decline during 2012. In addition, non-interest income and expenses could be negated by the effect of the potential for increased credit costs and further credit-related OTTI charges.

Comparison of the results of operations

Three- and nine-months ended September 30, 2012 and 2011

Overview

Net income for the third quarter of 2012 was $1.4 million, or $0.61 per diluted share, compared to $1.3 million, or $0.59 per diluted share in the same 2011 quarter. For the nine months ended September 30, 2012, net income was $4.0 million, or $1.74 per diluted share, compared to $3.8 million, or $1.74 per diluted share, recorded for the nine months ended September 30, 2011. The improvements in the quarter and nine-month comparisons were caused by higher non-interest income, partially offset by lower net interest income, increased provisions for loan losses and slightly higher operating expenses. Despite a 3.3% increase in net income in the nine month comparison, earnings per share remained unchanged due to an increase in the average number of shares outstanding in 2012 compared to the same period of 2011. The increase in the number of shares emanated mostly from the Company’s dividend reinvestment plan.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.92% and 9.67%, respectively, for the three months ended September 30, 2012 compared to 0.87% and 10.27%, respectively, for the three months ended September 30, 2011. For the nine months ended September 30, 2012, ROA and ROE were 0.87% and 9.46%, respectively, compared to 0.87% and 10.37% for the same period in 2011. The lower ROE in both periods is attributable to an increase in average shareholders’ equity which has been driven by higher retained earnings and other comprehensive income recorded at September 30, 2012.

Net interest income and interest sensitive assets / liabilities

Net interest income decreased $0.1 million, or 2%, in the third quarter of 2012 to $5.2 million, from $5.3 million recorded in the third quarter of 2011. The net interest rate spread decreased to 3.62% for the three months ended September 30, 2012 from 3.65% for the three months ended September 30, 2011. Similarly, during the same period, the net interest margin declined to 3.79% from 3.85%. The declines in net interest income, spread and margin were due primarily to a more rapid decline in the yield on average interest-earning assets than the decline in the cost on average interest-bearing liabilities and an increase in lower yielding average interest-earning assets, thereby producing lower net interest income. Though total average interest-earning assets increased $1.5 million in the third quarter of 2012 compared to the third quarter of 2011, the increase occurred in lower yielding investment and residential mortgage loan portfolios that only partially offset the decline in yield and volume of commercial lending activities. As a result, total interest income decreased $0.4 million, or 6%, from $6.4 million for the quarter ended September 30, 2011 to $6.0 million for the third quarter of 2012. The decrease in interest income was due to a decline in the average yields in most all of the interest-earning asset portfolios, predominantly however, in the commercial loan portfolio where the yield declined 46 basis points. This decline in yield in conjunction with a $2.8 million decrease in average interest-earning commercial balances, resulted in a decrease of $0.3 million in commercial lending interest income. Interest expense for the three months ended September 30, 2012 was $0.8 million, a decrease of $0.3 million, or 29%, from $1.1 million recorded during the three months ended September 30, 2011. The decrease in interest expense was primarily due to decreases in the average cost paid on interest-bearing deposits and a lower level of long-term debt. The cost of interest-bearing deposits, which declined 24 basis points during the third quarter of 2012 compared to the same quarter of 2011, was caused mostly by lower rates paid on CDs and savings accounts of 38 basis points and 23 basis points, respectively. The decrease in interest expense from borrowed funds was from the payoff of a $5.0 million, 3.61% FHLB advance that was scheduled to mature in 2013.

Net interest income for the nine months ended September 30, 2012 was $15.4 million, a $0.4 million decline from the $15.8 million recorded during the nine months ended September 30, 2011. In the nine month comparison, interest rate spread and margin declined 12 basis points and 19 basis points, respectively. Like the quarter-to-quarter variance, the decreases in net interest income, spread and margin were due to yields on average interest-earning assets declining more rapidly than the decline in the cost on average interest-bearing liabilities. Similarly, average interest-earning assets increased $15.0 million in the first nine months of 2012 compared to the 2011 like period. The growth was mostly from lower yielding investment and residential mortgage loan portfolios. As a result, lower interest income was produced in the current year. Total interest income declined $1.5 million, or 8%, from $19.5 million for the nine months ended September 30, 2011 to $18.0 million for the nine months ended 2012. The decrease in interest income was due to a decline in the average yields in all interest-earning asset portfolios. The commercial loan portfolio earned 46 basis points less in the current year and when coupled with a $14.7 million decrease in average interest-earning commercial loan balances, resulted in a decrease of $1.4 million in interest income. Interest expense for the nine months ended September 30, 2012 was $2.6 million, a decrease of $1.1 million, or 31%, from $3.7 million recorded for the nine months ended September 30, 2011. The decrease in interest expense was primarily due to decreases in the average cost paid on interest-bearing liabilities and the aforementioned early pay down of long-term debt. The cost of interest-bearing deposits, which declined 36 basis points during the first nine months of 2012 compared to the same 2011 period, was caused mostly by lower rates paid on CDs and savings accounts of 60 basis points and 30 basis points, respectively.

The low interest rate environment caused yields from earning assets to further contract and will most likely continue to do so throughout 2012 and into 2013 and therefore will compress the Company’s net interest margin. At 74 basis points, the Company’s cost of interest-bearing liabilities for the quarter ended September 30, 2012 is 26 basis points lower than the 1.00% paid in the third quarter of 2011. Reducing deposit rates would help reduce interest expense, however, the rates currently paid on deposits are at record low levels with little opportunity for additional downward adjustments. Maturing certificates of deposit with interest rates that exceed the Company’s cost of funds will help lower interest expense, but the lower yields on existing, new and re-pricing interest earning-assets will continue to apply downward pressure on net interest margin. To help stabilize net interest income, in the first quarter the Company paid off a $5.0 million, 3.61% long-term FHLB advance scheduled to mature in 2013. A prepayment fee of $0.2 million was incurred but the transaction will be accretive to net interest margin throughout 2012.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements and to seek revenue enhancing strategies to combat the trend in declining interest income. The Company’s marketing department, in concert with ALM, lending and deposit gatherers, continues to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits in order to contain the Company’s interest rate margin.

The tables that follow set forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated:

	Three months ended:
(dollars in thousands)	September 30, 2012			September 30, 2011
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$19,924	$13	0.25%	$53,725	$34	0.25%
Investments:
Agency - GSE	24,327	65	1.06	27,789	114	1.63
MBS - GSE residential	49,685	162	1.29	40,641	241	2.35
State and municipal	27,084	447	6.57	27,305	456	6.63
Other	9,805	19	0.79	11,020	10	0.36
Total investments	110,901	693	2.49	106,755	821	3.05

Loans:
Commercial and CRE	237,896	3,052	5.10	240,652	3,373	5.56
Consumer	56,648	930	6.53	55,625	1,004	7.16
Residential real estate	137,049	1,492	4.33	105,332	1,355	5.10
Direct financing leases	-	-	-	239	4	6.05
Total loans	431,593	5,474	5.05	401,848	5,736	5.66

Federal funds sold	1,530	1	0.26	73	-	0.25
Total interest-earning assets	563,948	6,181	4.36%	562,401	6,591	4.65%
Non-interest earning assets	43,738			39,559
Total Assets	$607,686			$601,960

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$106,924	$58	0.22%	$113,125	$128	0.45%
NOW	84,395	28	0.13	69,117	27	0.16
MMDA	94,363	119	0.50	100,485	158	0.62
CDs < $100,000	76,929	227	1.17	86,655	344	1.57
CDs > $100,000	42,523	152	1.43	43,124	194	1.78
Clubs	2,201	1	0.13	2,242	1	0.22
Total interest-bearing deposits	407,335	585	0.57	414,748	852	0.81

Repurchase agreements	11,614	4	0.17	12,099	14	0.47

Borrowed funds	16,002	215	5.35	21,608	261	4.80
Total interest-bearing liabilities	434,951	804	0.74%	448,455	1,127	1.00%
Non-interest bearing deposits	111,781			99,025
Non-interest bearing liabilities	3,390			3,191
Total liabilities	550,122			550,671
Shareholders' equity	57,564			51,289
Total liabilities and shareholders' equity	$607,686			$601,960
Net interest income		$5,377			$5,464
Net interest spread			3.62%			3.65%
Net interest margin			3.79%			3.85%

	Nine months ended:
(dollars in thousands)	September 30, 2012			September 30, 2011
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$28,829	$55	0.25%	$38,622	$73	0.25%
Investments:
Agency - GSE	25,997	218	1.12	23,199	324	1.86
MBS - GSE residential	51,015	529	1.39	40,294	697	2.31
State and municipal	27,964	1,378	6.58	26,677	1,332	6.68
Other	10,133	59	0.78	12,188	42	0.46
Total investments	115,109	2,184	2.53	102,358	2,395	3.13

Loans:
Commercial and CRE	237,066	9,195	5.18	251,726	10,619	5.64
Consumer	56,435	2,830	6.70	55,942	2,977	7.11
Residential real estate	130,549	4,404	4.51	104,496	4,090	5.23
Direct financing leases	-	-	-	258	12	6.05
Total loans	424,050	16,429	5.18	412,422	17,698	5.74

Federal funds sold	665	1	0.26	208	-	0.25
Total interest-earning assets	568,653	18,669	4.39%	553,610	20,166	4.87%
Non-interest earning assets	42,124			38,481
Total Assets	$610,777			$592,091

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,012	$175	0.22%	$111,845	$440	0.53%
NOW	81,588	82	0.13	66,348	93	0.19
MMDA	99,066	394	0.53	87,854	388	0.59
CDs < $100,000	79,369	755	1.27	88,281	1,095	1.66
CDs > $100,000	41,677	478	1.53	46,818	889	2.54
Clubs	1,811	2	0.15	1,836	4	0.28
Total interest-bearing deposits	411,523	1,886	0.61	402,982	2,909	0.97

Repurchase agreements	13,195	27	0.28	11,435	40	0.47

Borrowed funds	17,025	667	5.23	21,695	776	4.78
Total interest-bearing liabilities	441,743	2,580	0.78%	436,112	3,725	1.14%
Non-interest bearing deposits	109,589			103,272
Non-interest bearing liabilities	3,337			3,166
Total liabilities	554,669			542,550
Shareholders' equity	56,108			49,541
Total liabilities and shareholders' equity	$610,777			$592,091
Net interest income		$16,089			$16,441
Net interest spread			3.61%			3.73%
Net interest margin			3.78%			3.97%

In the preceding tables, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison between yields on interest-earning assets. Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses. Net deferred loan cost amortization of $59.1 thousand and $22.7 thousand for the third quarters of 2012 and 2011, respectively, and $118.8 thousand and $130.4 thousand for the first nine months of 2012 and 2011, respectively, are included in interest income from loans. Securities include non-accrual securities. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

The provision for loan losses was $2.0 million for the nine months ending September 30, 2012 compared to $1.4 million for the nine month period ending September 30, 2011. Provision for loan losses of $0.7 million were made for the three months ended September 30, 2012 compared to $0.5 million for the three month period ending September 30, 2011. The $0.7 million provision in the current quarter resulted from the effect of charge offs on historical loss factors and increased qualitative factor adjustments for current economic conditions.

Other income

For the three months ended September 30, 2012, non-interest income amounted to $1.9 million, a $0.4 million improvement, compared to $1.5 million in the same 2011 quarter. The improvement was from increased gains from the sales of loans of $0.3 million and from the increased service charges from lending activities mostly from increased residential mortgage lending. Increased activity in the Company’s trust department has led to $43 thousand in higher returns amounting to an increase of 44% in the third quarter of 2012 compared to the third quarter of 2011. These items were partially offset by the loss on sales of foreclosed assets of $32 thousand in the third quarter of 2012 compared to a gain of $28 thousand in the third quarter of 2011.

For the nine months ended September 30, 2012, non-interest income amounted to $5.7 million, an increase of $1.5 million, from the $4.2 million recorded in the first nine months of 2011. The improvement in the first nine months of 2012 was from increased gains from the sales of both securities and loans of $0.2 million and $0.8 million, respectively. The previously mentioned higher volume in residential mortgage lending helped boost gains from sales and generate residential mortgage loan service fees. In addition, growth in the trust department business and more interchange fees helped increase fee income by 50% and 12%, respectively in 2012 compared to 2011. These items were partially offset by $56 thousand more OTTI charges and net losses on sales of foreclosed assets of $47 thousand during the nine months ended September 30, 2012 compared to a net gain of $46 thousand during the first nine months of 2011.

Other operating expenses

Other operating expenses increased $9 thousand, or less than 1%, in the third quarter of 2012 compared to the third quarter of 2011. Premises and equipment costs increased $37 thousand, or 4%, due to higher equipment maintenance from the launching of the Company’s mobile banking technology to its network of retail customers starting in the fourth quarter of 2011, plus increased insurance and facilities maintenance upkeep which was partially offset by lower expenses associated with the recent acquisition of the Company’s Moosic and Kingston branches that the Company formerly leased from unrelated third parties during 2011 and less furniture and equipment related deprecation. The 19%, or $88 thousand, increase in advertising and marketing was related to the creative production and execution of the Company’s business–based testimonial branding campaign featuring television, radio and billboards. The branding is used to support a sales initiative based on a market segmentation plan that focused on targeting a specific sector within the Company’s market. Salary and employee benefits decreased $48 thousand due to lower group insurance expense accruals. Loan collection expense declined by $89 thousand, or 31%, in the current year quarter.  The decrease in 2012 was due to substantial activity in the 2011 quarter for a large loan that was, at the time, in the process of foreclosure. The $51 thousand, or 64%, increase in FDIC insurance premiums was caused by the initial application adjustment from the new assessment calculation at the end of the third quarter 2011 resulting in lower expense recognition.

For the nine months ended September 30, 2012, other operating expenses increased $0.3 million, or 2%, compared to the nine months ended September 30, 2011. Salary and employee benefits increased $0.2 million, or 3%, due to a larger work force and annual merit increases. Compared to the first nine months of 2011, the average number of full-time equivalent employees increased from 158 to 162 in the first nine months of 2012. The $0.2 million, or 6%, decrease in premises and equipment was due to lower depreciation expense stemming from increased levels of fully depreciated furniture and equipment, less expense required for facility upkeep, utilities, lease expenses associated with the acquisition of the two previously leased branches, partially offset by higher equipment maintenance from implementing the mobile banking technology in the fourth quarter of 2011. Similar to the third quarter comparison, the increase in advertising and marketing was due to the emphasis placed on Company branding for targeting relationships in the Company’s marketplace. A change to the FDIC insurance assessment, in the third quarter of 2011, has resulted in a lower base upon which the assessment is determined which resulted in a $0.1 million, or 25%, decline in the current year’s charge compared to 2011. Collection expense increased $72 thousand, or 17%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The increase was due to higher real estate taxes and other foreclosure related expenses on non-performing assets.  The increase in ORE expenses of $36 thousand, or 38%, was due to higher balances and more ORE properties, on average, during 2012 compared to 2011. The $0.1 million, or 12%, increase in other expense category was caused mostly by a non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in the first quarter of 2012.

Comparison of financial condition at

September 30, 2012 and December 31, 2011

Overview

Consolidated assets increased $8.7 million, or 1%, to $615.4 million as of September 30, 2012 from $606.7 million at December 31, 2011. The increase was from deposit growth of $8.3 million – mostly non-interest bearing demand deposit accounts (DDAs), higher levels of retained net income, additional capital stock outstanding and a $1.6 million improvement in other comprehensive income/loss (OCI). These items were partially offset by the $5.0 million payoff of a long-term FHLB advance.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Securities AFS are carried at fair value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of tax, presented under the caption “Accumulated other comprehensive income/ (loss).” Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of September 30, 2012, the carrying value of investment securities amounted to $103.1 million, or 17% of total assets, compared to $108.5 million, or 18% of total assets, at December 31, 2011. On September 30, 2012, approximately 48% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, unexpected deposit outflow, facility expansion or operations.

As of September 30, 2012, investment securities were comprised of HTM and AFS securities with carrying values of $0.3 million and $102.8 million, respectively. The AFS debt securities were recorded with a net unrealized gain in the amount of $0.6 million and equity securities were recorded with a net unrealized gain of $0.2 million, compared to a $1.8 million loss and a $0.1 million gain, respectively as of December 31, 2011, or a net improvement of $2.4 million during the first nine months of 2012.

The Company’s investment policy is designed to complement its lending activity. During the nine months ended September 30, 2012, the carrying value of total investments decreased $5.4 million, or 5%. Though the loan portfolio grew $22.7 million during the third quarter of 2012, the Company uses excess cash generation to prudently grow the investment portfolio to manage liquidity, help preserve and maintain net interest margin at acceptable levels and reduce credit risk. The Company uses cash flow generated from deposits, mortgage-backed securities’ pay downs and bond calls to invest, re-invest and advantageously diversify the securities portfolio to help reduce the overall risk and strengthen the balance sheet.

A comparison of investment securities at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$49,309	47.9%	$50,606	46.6%
State & municipal subdivisions	29,900	29.0	30,159	27.8
Agency - GSE	21,804	21.1	25,873	23.8
Pooled trust preferred securities	1,663	1.6	1,466	1.4
Equity securities - financial services	459	0.4	439	0.4
Total	$103,135	100.0%	$108,543	100.0%

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs). As of September 30, 2012, the market for these securities and other issues of PreTSLs remained inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels. To date, there has not been a new PreTSL issue since 2007. Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market. There are currently very few market participants who are willing and/or able to transact for these securities. The Company has determined that the volume of trading activity in PreTSLs is de minimis, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle. Therefore, the Company has concluded that the market for these securities continues to be inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exist with dislocation between spreads and default activity resulting in difficulties in assessing relative observable inputs to determine fair value. To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics. Specifically, a fair value “Level 3” modeled income approach that maximizes the use of observable inputs and minimizes the use of unobservable inputs is more representative of fair value than a market-quote approach. Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior. Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the nine months ended September 30, 2012, the Company engaged a structured finance products specialist firm to analyze the seven securities (eight tranches) in the portfolio that have an amortized cost basis. The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest. One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary. The firm applied the following steps and assumptions to the remaining six securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

o	Data about the transaction structure, as defined in the offering indenture and the underlying collateral, was collected;

o	The credit quality of the collateral was estimated using issuer specific probability of default for each security. Deferral of interest payments are treated as defaults. Once an issuer defaults, the potential for the tendency is correlated among other issuers. The loss given default, or the amount of cash lost to the investor is assumed to be 100% with no recovery of principal and no prepayments;

o	The analysis uses a Monte Carlo simulation framework to simulate the time-to-default on a portfolio of obligors based on individual obligor default probabilities and inter-obligor correlations;

o	Cash flow modeling was performed using the output from the simulation engine to arrive at the single best estimate of cash flow with respect to each tranche;

o	Present value techniques as prescribed in the accounting guidance are used to determine the expected cash flows of each of the tranches. The present value technique for one of the OTTI securities is based upon a discount rate determined at the time of acquisition. For the other six OTTI securities, the discount rate used in the present value calculation is the yield to accrete beneficial interest;

o	The present value results are then compared to the present value cash flow results from the immediately prior measurement date. An adverse change in estimated cash flow from the previous measurement date is indicative of credit related OTTI. If the present value of the cash flow is less than the amortized cost basis, the difference is charged to current earnings as an impairment loss on investment securities.

The results of the OTTI analysis (refer to Note 3, “Investment securities”, within the notes to the consolidated financial statements for a complete description of the analysis performed) determined as of and for the nine months ended September 30, 2012, the estimated value, based on the expected discounted cash flow, of two PreTSLs: IX and XVIII was insufficient to recover the amortized cost basis, and therefore has experienced credit-related impairment in the amounts of $18 thousand and $0.1 million, respectively, for the nine months ended September 30, 2012 (all of which occurred in the first two quarters of 2012) compared to $5 thousand and $80 thousand for the three- and nine-months ended September 30, 2011. Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income. Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. The Company was not required to purchase FHLB stock during 2012 and 2011. Excess stock is typically repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company would typically earn a return or dividend on the amount invested. In order to preserve its capital, in December 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. During the fourth quarter of 2010, the FHLB announced a partial lifting and limited repurchase of the stock redemption provision of the suspension. Since then, the Company has been able to periodically redeem its shares. Also, in each of the first three quarters of 2012, the FHLB declared its first cash dividends since the 2008 suspension. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired. There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

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

As of September 30, 2012, loans HFS amounted to $1.8 million which approximated fair value, compared to $4.5 million, respectively, at December 31, 2011. During the nine months ended September 30, 2012, residential mortgage loans with principal balances of $63.9 million were sold into the secondary market with net gains of $1.3 million recognized, compared to $24.6 million and $0.4 million, respectively, during the nine months ended September 30, 2011.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships with its loyal customer base. At September 30, 2012 and December 31, 2011, the servicing portfolio balance of sold residential mortgage loans was $208.9 million and $193.5 million, respectively.

Loans

The Company continues to originate in its primary market commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans. The volume of originations continues to be dependent upon customer demand as well as current and anticipated interest rate levels. Based on the current and projected economy, we continue our strategy of remaining conservative while assisting our customers and impacting our local economy in a positive manner. Our focus is on developing a complete customer relationship which includes deposits, loans and financial services through developing products and services to offer our community. The Company’s efforts continue in keeping risk exposure at a manageable level, utilizing loan participations (sharing loans with other financial institutions to reduce exposure) and various guaranty programs to provide customers and prospective customers with needed credit while at the same time reducing risk.  As the economy improves the Company will continue to explore opportunities to provide credit and non-credit products while being mindful of the necessity to control credit risk.

Commercial and industrial

The commercial and industrial (C&I) loan portfolio increased $0.3 million, or 0.5%, from $68.4 million at December 31, 2011 to $68.7 million at September 30, 2012. The continued economic uncertainty, the lack of demand for C&I credit along with fierce competition coupled with the retirement of several large credit facilities (approximately $6.0 million, the majority of which was anticipated) were the primary cause for the lack of significant C&I growth. In October 2012, an additional unexpected $6.0 million credit facility was paid off in October and accordingly, the Company expects the C&I loan portfolio to decline in 2012.

Commercial real estate

The commercial real estate loan portfolio increased $3.5 million, or 2.1%, from $165.5 million at December 31, 2011 to $169.0 million as of September 30, 2012. The increase was spread between non-owner occupied real estate and construction loans. The non-owner occupied historically has a higher level of risk. We have offset this risk by exercising prudent credit underwriting which includes current appraisals with an acceptable loan to value relationship, the guaranty of the principle(s) from those who have acceptable credit scores and an analysis of cash flow, including vacancy and/or interest rate increases. The construction increase is attributed to a customer that has extensive experience and success in real estate development. The owner-occupied real estate category experienced a decrease of $2.4 million, or 3.2%, from year-end 2011 levels. The decrease was caused by a large credit pay off of approximately $5 million which reduced the outstanding balance. Based upon the existing pipeline (approved and pending loan applications) the Company expects growth in the commercial real estate portfolio during the fourth quarter of 2012.

Consumer loans

The consumer loan portfolio remained relatively stable increasing $1.2 million, or 1.4%, from $88.2 million at December 31, 2011 to $89.4 million at September 30, 2012. Within the portfolio was an increase in auto loan activity through the Company’s dealer loan program partially offset by a decrease in home equity installment loans. The increase was the result of efforts in business development and the decrease attributed to home equity installment loan payoffs from mortgage refinances. These trends are currently expected to continue.

Residential

The residential portfolio increased $17.7 million, or 21.0%, from $84.2 million at December 31, 2011 to $101.9 million at September 30, 2012. This increase is primarily attributed to a mortgage loan modification program and retaining in-house mortgages with maturities of 15 years or less. The Company expects to begin a new mortgage loan modification program during the fourth quarter of 2012; this time the focus will be to retain mortgage loans with maturities of 10 years or less. With the new program, the Company anticipates slight growth in the residential loan portfolio for the remainder of 2012.

The composition of the loan portfolio at September 30, 2012 and December 31, 2011, is summarized as follows:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$68,731	16.0%	$68,372	16.8%
Commercial real estate:
Non-owner occupied	83,296	19.4	79,475	19.6
Owner occupied	74,190	17.3	76,611	18.9
Construction	11,519	2.7	9,387	2.3
Consumer:
Home equity installment	32,965	7.7	36,390	9.0
Home equity line of credit	33,045	7.7	32,486	8.0
Auto	17,469	4.1	13,539	3.3
Other	5,964	1.4	5,833	1.4
Residential:
Real estate	96,522	22.5	80,091	19.7
Construction	5,369	1.2	4,110	1.0
Gross loans	429,070	100.0%	406,294	100.0%
Less:
Allowance for loan losses	(8,142)		(8,108)
Net loans	$420,928		$398,186

Loans held-for-sale	$1,844		$4,537

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

Total charge-offs, net of recoveries, for the nine months ended September 30, 2012 were $2.0 million, compared to $1.3 million in the first nine months of 2011. Commercial and industrial loans recorded net charge-offs of $0.1 million for the nine months ended September 30, 2012, as opposed to $67 thousand for the nine months ended September 30, 2011. Consumer loan net charge-offs of $0.5 million were recorded during the nine months ended September 30, 2012 and were $0.5 million at the September 30, 2011. There were $1.3 million of commercial real estate net charge-offs during the nine months ended September 30, 2012 compared to $0.4 million at September 30, 2011. Residential real estate net charge-offs totaled $0.1 million for the nine month period ending September 30, 2012 versus $0.4 million, of net charge-offs at September 30, 2011. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.1 million at September 30, 2012 and December 31, 2011. Management believes that the current balance in the allowance for loan losses of $8.1 million is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2012		December 31, 2011		September 30, 2011

Balance at beginning of period	$8,108		$7,898		$7,898

Charge-offs:
Commercial and industrial	135		128		77
Commercial real estate	1,258		699		417
Consumer	491		654		471
Residential	121		577		392
Total	2,005		2,058		1,357

Recoveries:
Commercial and industrial	23		407		10
Commercial real estate	-		37		36
Consumer	16		17		16
Residential	-		7		7
Total	39		468		69
Net charge-offs	1,966		1,590		1,288
Provision for loan losses	2,000		1,800		1,350
Balance at end of period	$8,142		$8,108		$7,960

Total loans, end of period	$430,914		$410,831		$400,768

Net charge-offs to (annualized):
Average loans	0.62%		0.39%		0.42%
Allowance for loan losses	32.19%		19.61%		21.57%
Provision for loan losses	0.98	x	0.88	x	0.95	x

Allowance for loan losses to:
Total loans	1.89%		1.97%		1.99%
Non-accrual loans	0.65	x	0.58	x	1.00	x
Non-performing loans	0.62	x	0.57	x	0.93	x
Net charge-offs (annualized)	3.11	x	5.10	x	4.64	x

Loans 30-89 days past due and still accruing	$6,551		$4,358		$8,583
Loans 90 days past due and accruing	$604		$265		$583
Non-accrual loans	$12,466		$13,962		$7,965
Allowance for loan losses to loans 90 days or more past due and accruing	13.48	x	30.55	x	13.65	x

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

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities. As of September 30, 2012, non-performing assets represented 2.72% of total assets compared to 3.58% at December 31, 2011.

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

Non-performing loans decreased from $14.2 million on December 31, 2011 to $13.1 million at September 30, 2012. At December 31, 2011, the over 90 day past due portion was $0.3 million and was comprised of three loans ranging from $47 thousand to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $3 thousand to $3.4 million. At September 30, 2012, there were 10 loans to unrelated borrowers aggregating $0.6 million in the over 90 day category ranging from less than $1 thousand to $0.2 million and 69 loans to unrelated borrowers ranging from less than $1 thousand to $3.2 million in the non-accrual category. The net decline for the quarter resulted from a combination of charge offs, transfers to ORE and repayments, partially offset by additions to non-accrual loans.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDR loans aggregated $2.2 million at September 30, 2012 which consisted of $1.1 million of accruing commercial real estate loans, $1.1 million of non-accrual commercial real estate loans and $43 thousand of accruing commercial & industrial loans. At December 31, 2011, TDR loans aggregated $6.7 million which consisted of $5.3 million of accruing commercial real estate loans, $1.4 million of non-accrual commercial real estate loans and $44 thousand of accruing commercial & industrial loans.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the nine months ended September 30, 2012
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$44	$5,270	$1,395	$6,709
New TDRs	-	-	-	-
Pay downs / payoffs	1	4,993	117	5,111
Advance on balance	-	788	-	788
Charge offs	-	-	200	200
Ending balance	$43	$1,065	$1,078	$2,186

As of and for the three months ended September 30, 2012
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$43	$5,265	$1,118	$6,426
New TDRs	-	-	-	-
Pay downs / payoffs	-	4,988	40	5,028
Advance on balance	-	788	-	788
Charge offs	-	-	-	-
Ending balance	$43	$1,065	$1,078	$2,186

As of and for the twelve months ended December 31, 2011
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$758	$-	$783
New TDRs	19	5,011	1,476	6,506
Pay downs / payoffs	-	2	6	8
From TDR to performing status	-	499	-	499
Advance on balance	-	2	-	2
Charge offs	-	-	75	75
Ending balance	$44	$5,270	$1,395	$6,709

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

At September 30, 2012, the non-accrual loans aggregated $12.5 million as compared to $14.0 million at December 31, 2011. The net decrease in the level of non-accrual loans during the period ending September 30, 2012 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $3.7 million were made during the year; these were offset by reductions or payoffs of $2.0 million, charge-offs of $1.7 million, $1.3 million of transfers to ORE and $0.2 million of loans that returned to performing status. Loans past due 90 days or more and accruing were $0.6 million at September 30, 2012 and $0.3 million at December 31, 2011. The ratio of non-performing loans to total loans was 3.03% at September 30, 2012 compared to 3.46% at December 31, 2011.

Payments received on non-accrual loans are recognized on a cash method. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. During 2011, the Company collected approximately $77 thousand of interest income recognized on the cash basis. There has been no interest income recognized on the cash basis in 2012. If the non-accrual loans that were outstanding as of September 30, 2012 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.4 million for the period ended September 30, 2012.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011

Loans past due 90 days or more and accruing	$604	$265	$583
Non-accrual loans *	12,466	13,962	7,965
Total non-performing loans	13,070	14,227	8,548
Troubled debt restructurings	1,108	5,314	4,489
Other real estate owned	1,610	1,169	1,169
Non-accrual securities	965	1,038	899
Total non-performing assets	$16,753	$21,748	$15,105

Total loans, including loans held-for-sale	$430,914	$410,831	$400,768
Total assets	$615,447	$606,742	$621,694
Non-accrual loans to total loans	2.89%	3.40%	1.99%
Non-performing loans to total loans	3.03%	3.46%	2.13%
Non-performing assets to total assets	2.72%	3.58%	2.43%

* In the table above, the amount includes non-accrual TDRs of $1.1 million, $1.4 million and $1.5 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The composition of non-performing loans as of September 30, 2012 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$68,731	$197	$60	$257	0.37%

Commercial real estate:
Non-owner occupied	83,296	60	2,240	2,300	2.76%
Owner occupied	74,190	182	5,202	5,384	7.26%
Construction	11,519	-	1,130	1,130	9.81%

Consumer:
Home equity installment	32,965	28	904	932	2.83%
Home equity line of credit	33,045	52	381	433	1.31%
Auto	17,469	1	4	5	-
Other	5,964	-	91	91	1.53%

Residential:
Real estate	96,522	84	2,454	2,538	2.63%
Construction	5,369	-	-	-	0.00%
Loans held-for-sale	1,844	-	-	-	-

Total	$430,914	$604	$12,466	$13,070	3.03%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.6 million at September 30, 2012 and consisted of 11 ORE properties, which stemmed from 10 unrelated borrowers, all of which were listed for sale with local realtors.  Eight properties totaling $0.8 million were added during 2012. Of the remaining three properties, two properties aggregating $0.2 million were acquired in 2011, one property stems from 2010 for $0.6 million. As of December 31, 2011, ORE consisted of six properties from unrelated borrowers with an aggregate value of $1.2 million.

Bank premises and equipment, nets

Net of depreciation, bank premises and equipment increased $0.7 million, or 5%, in 2012. The increase is primarily attributable to the purchase of the Company’s Moosic and Kingston branches. Prior to acquisition, the Company leased these branch offices from unrelated third parties under terms of operating leases that extended to 2019 and 2028, respectively.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Money market	$91,949	17.5%	$107,675	20.9%
Interest-bearing checking	90,647	17.3	79,127	15.3
Savings and clubs	108,331	20.7	107,500	20.9
Certificates of deposit	118,540	22.6	125,345	24.3
Total interest-bearing	409,467	78.1	419,647	81.4
Non-interest bearing	114,653	21.9	96,155	18.6
Total deposits	$524,120	100.0%	$515,802	100.0%

Compared to December 31, 2011, total deposits rose $8.3 million, or 2%, during the nine months ended September 30, 2012.  The increase stems from growth in: non-interest bearing DDAs, $18.5 million; interest-bearing checking accounts, $11.5 million; savings and clubs, $0.8 million; and partially offset by decreases in money market accounts, $15.7 million, and CDs, $6.8 million. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.

The low interest rate environment continues to cause customers to seek short-term alternatives for their deposits.  Balances of certificates of deposit declined $6.8 million, or 5%, in the first nine months of 2012.  The Company continues to experience a shift toward transactional accounts which have increased $15.1 million, or 4%, in the nine months of 2012.  This pattern will most likely continue until interest rates begin to rise.  The significant decrease in money market deposit accounts was due to some of the Company’s larger depositors who have re-deployed their cash balances. Additionally, the expiration of money market promotions resulted in decreases to money market levels as some of these deposits shifted into savings and DDAs.  The increase in non-interest bearing and interest-bearing checking deposits was due to the Company focusing on a new checking account campaign targeting the acquisition of new retail and business households along with continued sales emphasis on broadening and deepening existing business and retail relationships with operational checking accounts.

The gathering of core deposits continues to be a challenge and a primary objective for both retail and business relationships.  The continued low interest rate environment has resulted in a wide-spread preference for customers to place their money in non-maturing transaction accounts rather than to renew maturing CDs.  Balances in CDs continue to decline due to an unattractive rate environment for long-termed fixed-rate deposit products coupled with a desire to keep money liquid.  When market rates do rise, the Company will focus on and promote CD gathering strategies that will strive to increase time deposits while maintaining its low-costing core deposit foundation.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of September 30, 2012, CDARS represented $10.2 million, or 2%, of total deposits, compared to $11.0 million, or 2%, of total deposits at December 31, 2011.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $42.5 million and $41.9 million at September 30, 2012 and December 31, 2011, respectively.  Certificates of deposit of $250,000 or more amounted to $16.0 million and $13.6 million as of September 30, 2012 and December 31, 2011.

Including CDARS, approximately 18% of the CDs, with a weighted-average interest rate of 0.98%, are scheduled to mature in 2012 and an additional 40%, with a weighted-average interest rate of 0.98%, are scheduled to mature in 2013.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  When interest rates begin to rise, the Company expects CDs to grow to more normal levels.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company. The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements. Repurchase agreements are offered through a sweep product. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account. Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA. Customer liquidity is the typical cause for variances in repurchase agreements, which for the first nine months of 2012 increased $4.6 million, or 48%, from year-end December 31, 2011.

In response to interest rate margin compression, in February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million. The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013. Proceeds from the sale of AFS securities and cash on-hand were used to fund the payoff.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$14,069	46.8%	$9,507	31.2%
Long-term FHLB advances	16,000	53.2	21,000	68.8
Total	$30,069	100.0%	$30,507	100.0%

Accrued interest payable and other liabilities

The $4.1 million decrease in other liabilities was caused by the distribution of funds to participant banks of a participated loan that paid off on the last business day of December 2011.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest-sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will mature or re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. As of September 30, 2012, the Bank maintained a one-year cumulative gap of positive $102.3 million, or 16.6%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Bank to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities would re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2012:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$33,957	$-	$-	$11,665	$45,622
Investment securities (1)(2)	7,391	16,483	26,293	55,987	106,154
Loans (2)	158,856	78,243	126,355	59,318	422,772
Fixed and other assets	-	9,984	-	30,915	40,899
Total assets	$200,204	$104,710	$152,648	$157,885	$615,447
Total cumulative assets	$200,204	$304,914	$457,562	$615,447

Non-interest-bearing transaction deposits (3)	$-	$11,477	$31,507	$71,669	$114,653
Interest-bearing transaction deposits (3)	101,488	15,348	118,635	55,455	290,926
Certificates of deposit	14,165	46,073	48,186	10,117	118,541
Repurchase agreements	14,069	-	-	-	14,069
Long-term debt	-	-	-	16,000	16,000
Other liabilities	-	-	-	2,705	2,705
Total liabilities	$129,722	$72,898	$198,328	$155,946	$556,894
Total cumulative liabilities	$129,722	$202,620	$400,948	$556,894

Interest sensitivity gap	$70,482	$31,812	$(45,680)	$1,939
Cumulative gap	$70,482	$102,294	$56,614	$58,553

Cumulative gap to total assets	11.5%	16.6%	9.2%	9.5%

(1)	Includes FHLB stock and the net unrealized gains/losses on securities AFS.
(2)	Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans are included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.
(3)	The Bank’s demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumes that interest-earning asset and interest-bearing liability levels at September 30, 2012 remain constant. The impact of the rate movements was developed by simulating the income effect of yields / rates changing over a twelve-month period from the September 30, 2012 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	8.1%	(3.5)%
Net income	25.7	(10.7)
Economic value at risk:
Economic value of equity	(5.6)	(3.3)
Economic value of equity as a percent of total assets	(0.6)	(0.3)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. As of September 30, 2012, the Company’s risk-based capital ratio was 13.6%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2012, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$21,575	$1,625	8.1%
+100 basis points	20,665	715	3.6
Flat rate	19,950	-	-
-100 basis points	19,545	(405)	(2.0)
-200 basis points	19,260	(690)	(3.5)

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

The Company employs a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for dealing with potentially significant adverse liquidity issues. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO. As of September 30, 2012, the Company has not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

For the nine months ended September 30, 2012, the Company used $6.5 million of cash. The Company’s operations provided $8.7 million mostly from $15.5 million of net cash inflow from the components of net interest income, $6.2 million of net proceeds from mortgage banking services, partially offset by $3.7 million remitted to area banks from the late 2011 payoff of a participated loan, $1.8 million in estimated income tax payments and approximately $7.5 million of all other net expenditures related to operations primarily from cash settled net non-interest expenses. The Company used excess liquidity and cash generated from operations, proceeds from sales of investment securities AFS, maturing and prepaying earning assets and deposit and repurchase agreement cash inflow to fund net loan growth, facility expansion and pay down $5.0 million of long-term debt with the FHLB. After the payment of quarterly dividends, the Company was able to retain the $45.6 million that will be used to prudently grow interest-earning assets, make facility upgrades and provide for the unpredictable deposit cash outflow.

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

As of September 30, 2012, the Company maintained $45.6 million in cash and cash equivalents and $104.6 million in securities AFS and loans HFS. In addition, as of September 30, 2012, the Company had approximately $149.6 million available to borrow from the FHLB, $21.0 million available from other correspondent banks, $19.6 million from the CDARS program and $21.9 million (including the Borrower-In-Custody [BIC] program) from the Discount Window of the Federal Reserve Bank (FRB). The purpose of the BIC arrangement is to provide flexibility to banks so they may increase their pool of pledged collateral while avoiding the inconvenience and cost of transporting collateral and supporting documentation to the FRB. The combined total of $362.3 million represented 59% of total assets as of September 30, 2012. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2012, total shareholders' equity increased $4.9 million, or 9%. The increase was due principally from: net income of $4.0 million; a $1.6 million after tax improvement in accumulated other comprehensive income caused by improved market values in the AFS securities portfolio; $1.0 million from proceeds from employees enrolled in the Company’s Employee Stock Purchase and Dividend Reinvestment Plans; partially offset by $1.7 million on the declaration of quarterly cash dividends.

As of September 30, 2012, the Company’s unrealized gain from securities AFS, amounted to $0.5 million, net of tax, an improvement compared to a net unrealized loss of $1.1 million as of December 31, 2011. At September 30, 2012, the net-of-tax unrealized losses in the Company’s portfolio of pooled trust preferred securities approximated $3.1 million with the other securities recorded at a net unrealized gain of $3.6 million. The condition of the economy continues to assert uncertainty in the financial and capital markets and has had a sizable and prolonged negative and volatile impact on the fair value estimates on the securities in banks’ investment portfolios, including the investment portfolio of the Company. Management of the Company maintains these changes are due principally to liquidity problems in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers. When Treasury rates begin to rise, the value of the bond portfolio will typically decline as bond values move in the opposite direction to the movement in interest rates. As such there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The appropriate risk-weighting, pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that were rated below investment grade, thereby significantly inflating the total risk-weighted assets. This requirement had an adverse impact on the total capital and Tier I capital ratios in 2012 and 2011. The regulatory guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of September 30, 2012, the Company and the Bank met all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2012:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2012:

Total capital (to risk-weighted assets)
Consolidated	$62,983	13.6%	≥ $	37,131	≥	8.0%		N/A		N/A
Bank	$62,820	13.5%	≥ $	37,121	≥	8.0%	≥ $	46,401	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$57,077	12.3%	≥ $	18,567	≥	4.0%		N/A		N/A
Bank	$56,990	12.3%	≥ $	18,561	≥	4.0%	≥ $	27,841	≥	6.0%

Tier I capital (to average assets)
Consolidated	$57,077	9.4%	≥ $	24,305	≥	4.0%		N/A		N/A
Bank	$56,990	9.4%	≥ $	24,290	≥	4.0%	≥ $	30,362	≥	5.0%

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

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements. The rule would be effective on January 1, 2015. The Company is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Bank and Company, on the capital, operations, liquidity and earnings of the Bank and Company. Management will increase capital and will take any additional remedial action, based on the current proposal, to mitigate any negative consequences in order to maintain its strong capital position.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2012.

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

*10.3 Registrant’s 2012 Dividend Reinvestment and Stock Repurchase Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended September 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; Consolidated Statements of Income for the three- and nine-months ended September 30, 2012 and September 30, 2011; Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2012 and September 30, 2011; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011, Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and the Notes to the Consolidated Financial Statements.

________________________________________________

* Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: November 9, 2012	/s/	Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 9, 2012	/s/	Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page
3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.	*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.3 Registrant’s Dividend Reinvestment and Stock Repurchase Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012.	*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, the Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.	*

10.10 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.11 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.13 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.14 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

11 Statement regarding computation of earnings per share.	22

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	56

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	57

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; Consolidated Statements of Income for the three- and nine-months ended September 30, 2012 and September 30, 2011; Consolidated Statements of Comprehensive Income for the three- and nine- months ended September 30, 2012 and September 30, 2011; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011, Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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

- 54 -