Form 10-K
period 2012-12-31
FIDELITY D & D BANCORP INC
filed 2013-03-26
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $36.5 million as of June 30, 2012, based on the closing price of $20.26. The number of shares of common stock outstanding as of February 28, 2013, was 2,327,504.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2012 Annual Report on Form 10-K
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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	the effects of the failure of the Federal government to reach an agreement to raise the debt ceiling or avoid sequester and the negative effects on economic or business conditions as a result;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
▪	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
▪	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	deteriorating economic conditions;
▪	acts of war or terrorism; and
▪	disruption of credit and equity markets.

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2012 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.

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

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company’s loan portfolio is comprised principally of commercial and commercial real estate loans. The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties. During 2012, the national economy remained weak despite a decline in the unemployment rate to 7.8% at December 31, 2012 compared to 8.5% as of December 31, 2011. Despite the fall in the national unemployment rate, the unemployment rate in the Scranton—Wilkes-Barre market experienced an increase to 9.4% by December 31, 2012, up from 8.5% at the end of 2011; Non-farm job growth during 2012 increased more than 1% from year-end 2011, while the national economy registered a similar gain. In addition, softness in the housing and real estate markets persist with only a marginal – less than 2% increase in the median home price in the Scranton metropolitan area at year-end 2012 compared to 2011 and remains 3% below the average for year-end 2008. While there is moderate improvement nationally and locally, the economic climate in the Company’s marketplace remains weak. A weak or weakening economy that reflects high unemployment and lower property values could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company’s credit function strives to mitigate the negative impact of economic weaknesses by maintaining strict underwriting principles for commercial and consumer lending and ensuring mortgage lending adheres to standards of secondary market compliance.

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

The Company had 159 full-time equivalent employees on December 31, 2012, which includes exempt officers, exempt, non-exempt and part-time employees.

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

Annually, the Bank is examined by the Pennsylvania Department of Banking and/or the FDIC. The last examination was conducted by the Pennsylvania Department of Banking as of June 30, 2012.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings. As of December 31, 2012, the book value of the Company’s pooled trust preferred securities was $6.3 million with an estimated fair value of $1.8 million. Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other-than-temporary, which would require a charge to earnings for the portion of the impairment that is deemed to be credit-related. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as pooled trust preferred securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.

If adopted as proposed, Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and my change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If the Company and the Bank are required to maintain higher levels of capital, the Company and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Company and the Bank and adversely impact our financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. The Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, however there can be no assurance that any such failures, interruptions or security breaches will not occur The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cyber security.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of our information systems and we have insurance against some cyber-risks and attacks. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2012, the Company operated 11 full-service banking offices, of which six were owned and five were leased. None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch (3)	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (4)	x		x

4010 Birney Ave., Moosic, PA	Owned	Moosic Branch	x	x	x

801 Wyoming Ave., West Pittston, PA	Leased	West Pittston Branch	x		x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Owned	Kingston Branch	x	x	x

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	x	x	x

*All of the owned properties are free of encumbrances. At the Green Ridge St., Scranton branch office, the Company leases the land from an unrelated third party, however the building is the Company’s own capital improvement.

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

The Bank maintains one free-standing 24-hour ATM located at the Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA.

Foreclosed assets held-for-sale includes other real estate owned. Of the twelve properties owned, eleven were either listed or pending listing for sale with local realtors. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.

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

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources. Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2012			2011
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid

1st Quarter	$26.25	$19.99	$0.25	$20.50	$18.25	$0.25
2nd Quarter	$26.25	$20.25	$0.25	$19.60	$18.35	$0.25
3rd Quarter	$25.00	$20.05	$0.25	$20.80	$16.00	$0.25
4th Quarter	$22.00	$20.00	$0.25	$21.75	$17.05	$0.25

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

The Company has established a dividend reinvestment plan (DRP) for its shareholders. The plan provides shareholders with a convenient and economical method of investing cash dividends payable on their common stock and the opportunity to make voluntary optional cash payments to purchase additional shares of the Company’s common stock.  Participants pay no brokerage commissions or service charges when they acquire additional shares of common stock through the plan. The administrator may purchase shares directly from the Company, in the open market, in negotiated transactions or using a combination of these methods.

The Company had approximately 1,304 shareholders at December 31, 2012 and 1,300 shareholders as of February 28, 2013. The number of shareholders is the actual number of individual shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2012 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Independent Director Stock Option Plan	15,000	$28.90	-
2000 Stock Incentive Plan	4,500	$28.01	-
2002 Employee Stock Purchase Plan	4,256	$18.35	82,967
2012 Omnibus Stock Incentive Plan	151	$21.50	499,849
2012 Director Stock Incentive Plan	-	$-	500,000
Equity compensation plans not approved by security holders:	-	$-	-
Total	23,907	$26.81	1,082,816

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2008, and ending December 31, 2012. As of December 31, 2012, the SNL index consisted of 147 banks. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2007, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Fidelity D & D Bancorp, Inc.	100.00	96.44	59.29	82.54	88.97	92.16
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank Pink > $500M	100.00	72.56	62.04	65.54	64.43	71.06

ITEM 6: SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)
Balance sheet data:	2012	2011	2010	2009	2008
Total assets	$601,525	$606,742	$561,673	$556,017	$575,719
Total investment securities	100,730	108,543	83,431	76,530	84,188
Net loans	424,584	398,186	407,903	423,124	436,207
Loans held-for-sale	10,545	4,537	213	1,221	84
Total deposits	514,660	515,802	482,448	458,994	433,312
Short-term borrowings	8,056	9,507	8,548	16,533	38,130
Long-term debt	16,000	21,000	21,000	32,000	52,000
Total shareholders' equity	58,946	53,624	46,774	45,675	48,961

Operating data for the year ended:
Total interest income	$23,994	$25,603	$27,580	$29,909	$33,961
Total interest expense	3,354	4,761	6,827	10,797	14,684
Net interest income	20,640	20,842	20,753	19,112	19,277
Provision for loan losses	3,250	1,800	2,085	5,050	940

Net interest income after provision for loan losses	17,390	19,042	18,668	14,062	18,337
Other-than-temporary impairment	(136)	(246)	(11,836)	(3,300)	(436)
Other income	7,645	5,938	5,424	5,461	5,014
Other operating expense	18,438	18,044	18,017	19,241	18,210

Income (loss) before income taxes	6,461	6,690	(5,761)	(3,018)	4,705
Provision (credit) for income taxes	1,559	1,645	(2,557)	(1,618)	1,069
Net income (loss)	$4,902	$5,045	$(3,204)	$(1,400)	$3,636

Per share data:
Net income (loss) per share, basic	$2.14	$2.28	$(1.50)	$(0.67)	$1.76
Net income (loss) per share, diluted	$2.14	$2.28	$(1.50)	$(0.67)	$1.76
Dividends declared	$2,283	$2,210	$2,137	$2,078	$2,069
Dividends per share	$1.00	$1.00	$1.00	$1.00	$1.00
Book value per share	$25.37	$23.78	$21.48	$21.69	$23.73
Weighted-average shares outstanding	2,286,233	2,213,631	2,141,323	2,080,507	2,068,851
Shares outstanding	2,323,248	2,254,542	2,178,028	2,105,860	2,062,927

Ratios:
Return on average assets	0.81%	0.85%	-0.55%	-0.25%	0.62%
Return on average equity	8.62%	10.01%	-6.69%	-2.91%	6.81%
Net interest margin	3.80%	3.89%	3.89%	3.71%	3.60%
Efficiency ratio	63.40%	65.47%	65.38%	72.51%	72.98%
Expense ratio	1.78%	2.04%	2.07%	2.37%	2.25%
Allowance for loan losses to loans	2.02%	1.97%	1.90%	1.75%	1.08%
Dividend payout ratio	46.56%	43.80%	N/M*	N/M*	56.90%
Equity to assets	9.80%	8.84%	8.33%	8.21%	8.50%
Equity to deposits	11.45%	10.40%	9.70%	9.95%	11.30%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2012 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these rare circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold. For a further discussion on the accounting treatment of HFS loans, see the section entitled “Loans held-for-sale,” contained within management’s discussion and analysis. As of December 31, 2012 and 2011, loans classified as HFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2012 and December 31, 2011 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2012

and 2011 and Results of Operations for each of the Years then Ended

Financial Condition

Overview

Nationally, the unemployment rate fell from 8.5% at December 31, 2011 to 7.8% at December 31, 2012, its lowest level in four years. While the unemployment rate has been declining nationally, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) rose to 9.4% at December 31, 2012, a 0.9 percentage point increase from 8.5% at December 31, 2011. The number of people looking for work has risen faster than job growth which led to the increase, however, more people are working today than a year ago and there are more who have entered the workforce – an indicator that previously idle people are optimistic they will find work. The Scranton Metropolitan housing and real estate markets remain soft with median home values increasing less than 2% from year-end 2011. Sustaining high levels of unemployment and the prolonged weakness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolio.

During 2012, the Company used available cash to fund loan growth. The Company made progress in improving asset quality during 2012, reducing non-performing assets by $4.1 million, or 19% from year-end 2011, representing less than 3% of total assets. We will continue working toward further improving asset quality through 2013, with the recovery rate of the local economy playing a contributing role in strengthening the Company’s balance sheet. Management expects non-performing assets to continue to decline during 2013, but may remain elevated as we work through credit issues. The Company will focus on continuing to strengthen its capital position from sound financial performance while working on improving overall asset quality.

With the expectation of continuing to operate in a low interest rate environment, we anticipate net interest margin to continue to decline in 2013. The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward and expectations are that the short-term rates will remain at historic low levels beyond 2014. Low interest rates help reduce funding costs, however, over a prolonged period of time, the effect can be unfavorable to resetting adjustable and floating-rate asset yields, re-financed and new long-term fixed-rate assets and deployment of cash generated from interest-sensitive asset prepayments – all of which pressure interest rate margins. The shape of the interest rate yield curve continued to be positively sloped throughout 2012 but continued to flatten in the mid- to long-term ranges thereby requiring lower yielding, long-term assets to be funded by short-term financing such as transactional deposits, thereby reducing interest-rate spread and margin. This operating environment puts added stress on all financial institutions, particularly community banks. The management team of the Company is prepared to address these issues and will implement strategies to bolster non-interest income, contain non-interest expense growth and employ strict lending underwriting standards to help reduce credit costs. These measures should help mitigate the negative impact of the low interest rate environment and help strengthen the Company’s capital position.

Consolidated assets decreased $5.2 million, or 1%, to $601.5 million as of December 31, 2012 from $606.7 million at December 31, 2011. The decrease was from a $5.0 million payoff of a long-term FHLB advance, a decline in deposits of $1.1 million – mostly interest-bearing money market accounts and certificates of deposit, offset by $2.6 million in retained earnings, additional capital stock outstanding and a $1.3 million improvement in other comprehensive income/loss (OCI).

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2012	%	2011	%	2010	%
Cash and cash equivalents	$21,846	3.6%	$52,165	8.6%	$22,967	4.1%
Investment securities	100,730	16.7	108,543	17.9	83,431	14.9
Federal Home Loan Bank Stock	2,624	0.4	3,699	0.6	4,542	0.8
Loans and leases, net	435,129	72.3	402,723	66.4	408,116	72.7
Bank premises and equipment	14,127	2.3	13,575	2.2	14,764	2.6
Life insurance cash surrender value	10,065	1.7	9,740	1.6	9,425	1.7
Other assets	17,004	3.0	16,297	2.7	18,428	3.2
Total assets	$601,525	100.0%	$606,742	100.0%	$561,673	100.0%

Liabilities:
Total deposits	$514,660	85.6%	$515,802	85.0%	$482,448	85.9%
Short-term borrowings	8,056	1.3	9,507	1.6	8,548	1.5
Long-term debt	16,000	2.7	21,000	3.5	21,000	3.7
Other liabilities	3,863	0.6	6,809	1.1	2,903	0.6
Total liabilities	542,579	90.2	553,118	91.2	514,899	91.7
Shareholders' equity	58,946	9.8	53,624	8.8	46,774	8.3
Total liabilities and shareholders' equity	$601,525	100.0%	$606,742	100.0%	$561,673	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%

2012	$(5,217)	(1)	$(1,690)	(0)	$(1,142)	(0)	$(1,451)	(15)	$(5,000)	(24)
2011	45,069	8	37,257	7	33,354	7	959	11	-	-
2010	5,656	1	7,352	1	23,453	5	(7,985)	(48)	(11,000)	(34)
2009	(19,702)	(3)	(26,475)	(5)	25,683	6	(21,597)	(57)	(20,000)	(38)
2008	(11,694)	(2)	(22,809)	(4)	7,604	2	(1,527)	(4)	(10,709)	(17)

* Earning assets exclude: loans and securities placed on non-accrual status.

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

The following table represents the components of total deposits as of December 31:

	2012		2011
(dollars in thousands)	Amount	%	Amount	%

Money market	$76,571	14.9%	$107,675	20.9%
Interest-bearing checking	87,981	17.1	79,127	15.3
Savings and clubs	107,447	20.8	107,500	20.9
Certificates of deposit	116,626	22.7	125,345	24.3
Total interest-bearing	388,625	75.5	419,647	81.4
Non-interest bearing	126,035	24.5	96,155	18.6
Total deposits	$514,660	100.0%	$515,802	100.0%

Compared to December 31, 2011, total deposits fell $1.1 million, or less than 1%, during the year ended December 31, 2012.  The decrease stems from declines in: money market accounts, $31.1 million; CDs, $8.7 million; savings and clubs, $0.1 million; partially offset by growth in interest-bearing checking, $8.9 million, and non-interest bearing deposits, $29.9 million. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.

The low interest rate environment continues to cause customers to seek short-term alternatives for their deposits.  Balances of certificates of deposit declined $8.7 million, or 7%, in 2012.  The Company continues to experience a shift toward transactional accounts which have increased $7.6 million, or 2%, in 2012.  This pattern will most likely continue until interest rates begin to rise.  The significant decrease in money market deposit accounts was due to some of the Company’s larger depositors who have re-deployed their cash balances. Additionally, the expiration of money market promotions resulted in decreases to money market levels as some of these deposits shifted into savings and DDAs.  The increase in non-interest bearing and interest-bearing checking deposits was due to the Company focusing on a new checking account campaign targeting the acquisition of new retail and business households along with continued sales emphasis on broadening and deepening existing business and retail relationships with operational checking accounts.

The gathering of core deposits continues to be a challenge and a primary objective for both retail and business relationships.  The continued low interest rate environment has resulted in a wide-spread preference for customers to place their money in non-maturing transaction accounts rather than to renew maturing CDs.  Balances in CDs continue to decline due to an unattractive rate environment for long-term fixed-rate deposit products coupled with a desire to keep money liquid.  When market rates do rise, the Company will focus on and promote CD gathering strategies that will strive to increase time deposits while maintaining its low-costing deposit foundation. Until then, the Company may, from time-to-time promote mid- to long-term CDs to help reduce the future negative impact rising interest rates could potentially have on interest expense, but at the same time attentive of the current needs of our retail and business customers.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of December 31, 2012 and 2011, CDARS represented $10.2 million and $11.0 million, respectively, or 2%, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2012 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,533	$3,167	$10,333	$22,812	$41,845
CDs of less than $100,000	10,358	6,348	17,649	30,180	64,535
CDARS	735	3,005	4,250	2,256	10,246
Total CDs	$16,626	$12,520	$32,232	$55,248	$116,626

Including CDARS, approximately 53% of the CDs, with a weighted-average interest rate of 0.87%, are scheduled to mature in 2013 and an additional 23%, with a weighted-average interest rate of 1.33%, are scheduled to mature in 2014.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  When interest rates begin to rise, the Company expects CDs to trend back toward historical levels.

Short-term borrowings

In addition to deposits, other funding sources available to the Company are short-term borrowings consisting of overnight funds and short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and the Federal Reserve Bank Discount Window, fed funds purchased from correspondent banks and repurchase agreements with businesses and public entities. The Company uses overnight and short-term funding for asset growth, deposit run-off, loan demand and other short-term liquidity needs. Because of the liquidity position during 2012 the Company did not have the need for short-term overnight borrowings. Overnight borrowings and repurchase agreements are components of short-term borrowings on the consolidated balance sheets.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company. The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements. Repurchase agreements are offered through a sweep product. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account. Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA. Customer liquidity is the typical cause for variances in repurchase agreements, which during 2012 decreased $1.5 million, or 15%, from year-end December 31, 2011.

Long-term debt

As of December 31, 2012 and 2011, long-term debt consisted of borrowings from the FHLB of $16.0 million and $21.0 million, at weighted-average rates of 5.26% and 4.87%, respectively. The 2012 weighted-average rate was 87 basis points above the tax-equivalent yield of 4.39% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2012. The interest rate on the $16.0 million balance of a single long-term advance is currently fixed until 2016, but is structured to adjust quarterly should market interest rates increase beyond the issue’s strike rate. In the event underlying market rates drift above the rate currently paid on this borrowing, the fixed-rate would convert to a floating-rate and at that juncture, the Company would have the option to repay or renegotiate the converted rate. Significant prepayment penalties are attached to the borrowing and prepaying the high-cost debt is considered only when the Company concludes that it is economically feasible to do so. Determination to prepay is assessed frequently, however, prepayment is more likely to occur at a time that is closer to the advance’s maturity date. In February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million. The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013. The Company used proceeds from the sale of AFS securities and cash on-hand to fund the payoff. As of December 31, 2012, the Company had the ability to borrow an additional $128.2 million from the FHLB.

Accrued interest payable and other liabilities

The $2.9 million decrease in other liabilities was caused by a $3.7 million participated loan which was paid off on the last business day of December 2011and was subsequently distributed to participant banks in January 2012. This was offset by a $0.5 million security purchase obligation that was recorded in December 2012 for a January 2013 settlement and also higher real estate escrow balances.

Funds Deployed:

Investment Securities

The Company’s investment policy is designed to complement its lending activities, provide monthly cash flow, manage interest rate sensitivity, generate a favorable return above earnings from cash holdings without incurring undue interest rate and credit risk and manage liquidity at acceptable levels. In establishing investment strategies, the Company considers its business, growth strategies or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities in its portfolio, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations. The Company’s policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters. Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies. Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings. The Company generally earns a positive interest spread by assuming interest rate risk and using deposits or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Most of the securities purchased are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Securities AFS are carried at their net fair values in the consolidated balance sheets with an adjustment to shareholders’ equity, net of tax, as a component of accumulated other comprehensive income (loss). As of December 31, 2012, AFS debt and equity securities were recorded with a combined unrealized net gain of $0.4 million. Investment securities designated as HTM represent debt securities that the Company has the ability and intent to hold until maturity and are carried at amortized cost. As of December 31, 2012 and December 31, 2011, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $31 thousand and $42 thousand, respectively.

As of December 31, 2012, the carrying value of total investment securities amounted to $100.7 million, or 17% of total assets, compared to $108.5 million, or 18% of total assets, at December 31, 2011. During 2012, the amortized cost declined by approximately $9.8 million from the amortized cost as of December 31, 2011. Cash inflow from bond calls, maturities, prepayments, scheduled monthly pay downs and sale proceeds were redeployed into the Company’s loan portfolio, which currently offers a better return than can be obtained in the capital markets, and to pay off $5.0 million in long-term FHLB advances. On December 31, 2012, approximately 50% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow. The Company expects to continue to use this cash source to fund loan growth, facility expansion, unexpected deposit outflow, operations and then grow the investment portfolio. State and municipal subdivisions, comprised mainly of general obligation bonds, Agency Government Sponsored Enterprise (Agency – GSE) securities and pooled trust preferred securities comprised 30%, 18% and 2%, respectively, of the investment portfolio at December 31, 2012.

A comparison of total investment securities as of December 31 follows:

	2012		2011
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$50,842	50.5%	$50,606	46.6%
State & municipal subdivisions	29,857	29.6	30,159	27.8
Agency - GSE	17,740	17.6	25,873	23.8
Pooled trust preferred securities	1,825	1.8	1,466	1.4
Equity securities - financial services	466	0.5	439	0.4
Total	$100,730	100.0%	$108,543	100.0%

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2012 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$49	6.01%	$21,993	1.75%	$28,800	2.77%	$50,842	2.33%
State & municipal subdivisions	-	-	-	-	1,387	6.02	28,470	6.11	29,857	6.11
Agency – GSE	3,533	0.55	13,179	1.32	1,028	3.55	-	-	17,740	1.30
Pooled trust preferred securities	-	-	-	-	-	-	1,825	2.26	1,825	2.26
Total debt securities	$3,533	0.55%	$13,228	1.34%	$24,408	2.05%	$59,095	4.16%	$100,264	3.16%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

The uncertainty that has existed in the capital markets continues to impact the determination of fair values of the Company’s investment portfolio. The total fair value of the investment portfolio was recorded at a net unrealized gain of $0.4 million as of December 31, 2012 compared to a net unrealized loss of $1.7 million as of December 31, 2011. The pooled trust preferred securities (PreTSL) portfolio was recorded at an unrealized loss of $4.5 million as of December 31, 2012, a $0.6 million improvement from the $5.1 million unrealized loss recorded as of December 31, 2011. The remainder of the investment portfolio was recorded at a net unrealized gain of $4.9 million, an improvement of $1.5 million from the amount recorded as of December 31, 2011. Management believes fair value changes within the portfolio are due primarily to changes in the interest rates. Future direction of the interest rate environment will likely impact the fair values of the Company’s investments, positively or negatively. When rates are low or declining, bond values tend to improve. Conversely, when rates are high or rising, bond values tend to decline at which time unrealized losses may again prevail. With respect to the unrealized losses in the PreTSL portfolio, instability in the capital markets, limited and disorderly trading activity and illiquid conditions are the principle causes of a sustained period of eroded fair value and not changes in interest rates nor deterioration in the creditworthiness of the issuers.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. If at the time of sale, call or maturity the proceeds exceed the security’s amortized cost, previous credit impairment charges may be fully or partially recovered.

The Company owns 13 tranches of PreTSLs. As of December 31, 2012, the market for these securities and other issues of PreTSLs remained inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels. There has not been a new PreTSL issue since 2007. Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market. There are currently very few market participants who are willing and/or able to transact for these securities. The Company has determined that the volume of trading activity in PreTSLs is minor, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle. Therefore, the Company has concluded that the market for these securities to be inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exist with dislocation between spreads and default activity resulting in difficulties in assessing relative observable market inputs to determine fair value. To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics. Therefore, in lieu of a market-quote approach to determine fair value of the PreTSL portfolio, a fair value “Level 3” modeled income approach is utilized. The income approach maximizes the use of observable inputs and minimizes the use of unobservable inputs and is more representative of fair value than the market-quote approach in markets that are inactive. Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior. Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the year ended December 31, 2012, the Company engaged a structured finance products specialist firm to analyze the seven securities (eight tranches) in the portfolio that have an amortized cost basis. The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest. One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary. The firm applied the following steps and assumptions to the remaining six securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

o	Data about the transaction structure, as defined in the offering indenture and the underlying collateral, was collected;

o	The credit quality of the collateral was estimated using issuer specific probability of default for each security. Deferral of interest payments are treated as defaults. Once an issuer defaults, the potential for the tendency is correlated among other issuers. The loss given default, or the amount of cash lost to the investor is assumed to be 100% with no recovery of principal and no prepayments;

o	The analysis uses a Monte Carlo simulation framework to simulate the time-to-default on a portfolio of obligors based on individual obligor default probabilities and inter-obligor correlations;

o	Cash flow modeling was performed using the output from the simulation engine to arrive at the single best estimate of cash flow for each tranche;

o	Present value techniques as prescribed in the accounting guidance are used to determine the expected cash flows of each of the tranches. The present value technique for one of the OTTI securities is based upon a discount rate determined at the time of acquisition. For the other six OTTI securities, the discount rate used in the present value calculation is the yield to accrete beneficial interest;

o	The present value results are then compared to the present value cash flow results from the immediately prior measurement date. An adverse change in estimated cash flow from the previous measurement date is indicative of credit related OTTI. If the present value of the cash flow is less than the amortized cost basis, the difference is charged to current earnings as an impairment loss on investment securities.

The results of the OTTI analysis (refer to Note 3, “Investment securities”, within the notes to the consolidated financial statements for a complete description of the analysis performed) determined as of and for the year ended December 31, 2012, the estimated value, based on the expected discounted cash flow, of two PreTSLs: IX and XVIII was insufficient to recover the amortized cost basis, and therefore experienced credit-related OTTI in the amount of $0.1 million for the year ended December 31, 2012 (all of which occurred in the first two quarters of 2012) compared to $0.2 million for the year ended December 31, 2011. Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income. Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. The Company was not required to purchase FHLB stock during 2012 and 2011. Excess stock is typically repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company typically earns a return or dividend on the amount invested. In order to preserve its capital, in 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. In 2010, the FHLB announced a partial lifting of the stock redemption provision of the suspension. Since then, the Company has been able to periodically redeem its shares. Also, in all four quarters of 2012, the FHLB declared cash dividends – the first since the 2008 suspension. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired. There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

Loans

Developing and deepening relationships by providing credit and non-credit products has been the primary focus for 2012. The Company continues to originate, in its primary market, commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans. The volume of originations continues to be dependent upon customer demand as well as current and anticipated interest rate levels. Based on the current and projected economy, we continue our strategy of remaining conservative while assisting our customers and impacting our local economy in a positive manner. The Company’s efforts continue in keeping risk exposure at a manageable level, utilize loan participations (sharing loans with other financial institutions to reduce exposure) and various guaranty programs to provide customers and prospective customers with needed credit while at the same time reducing risk.

Net of loan participations, in 2012 the Company originated $26.9 million of commercial and industrial loans and $23.7 million of commercial real estate loans compared to $30.9 million and $9.6 million, respectively in 2011. Also, during 2012, the Company originated $31.7 million of residential real estate loans for portfolio retention and $22.5 million of consumer loans, compared to $19.1 million and $19.1 million, respectively, in 2011. Included in mortgage loans were $9.5 million of residential real estate construction lines in 2012 and $4.3 million in 2011. In addition for 2012, the Company had net originations of lines of credit in the amounts of $22.1 million for commercial borrowers and $9.4 million in home equity and other consumer lines of credit.

The Company has been designated by the Small Business Administration (SBA) as a preferred lender. This designation provides the Company with an advantage and an opportunity to provide additional credit facilities to our business community.  During 2012 and continuing into 2013, the Bank has been investing in software, training and personnel to administer the SBA lending program.  With SBA guaranteed loans, the Company has the ability to originate an SBA loan within the community and sell the guaranteed portion in a secondary market and receive a premium representing gain on sale.

Commercial and industrial

The commercial and industrial (C&I) loan portfolio decreased $3.3 million, or 5%, from $68.4 million at December 31, 2011 to $65.1 million at December 31, 2012. During 2012, the Bank had large credit pay offs in this category of approximately $13 million. The largest was an unexpected payoff of $6 million, while others were due to the sale of businesses or terms and conditions that were offered elsewhere and were not acceptable to our Company.

Commercial real estate

The commercial real estate loan portfolio increased $7.7 million, or 5%, from $165.5 million at December 31, 2011 to $173.2 million as of December 31, 2012. There was a multitude of worthy credit facilities provided during 2012. In order to mitigate risk associated with commercial real estate we continue to obtain current real estate appraisals which are reviewed by a third party, use prudence in establishing and regulating loan-to-value analysis including the impact of rate increases, vacancy, historical and projected cash flow, liquidity and where appropriate guarantee of principles who have acceptable credit scores. The increase was spread among all of the classes of commercial real estate loans.

Consumer loans

The consumer loan portfolio increased slightly by $2.3 million, or 2.6%, from $88.2 million at December 31, 2011 to $90.5 million at December 31, 2012. Within the portfolio was an increase in auto loan activity through the Company’s dealer loan program partially offset by a decrease in home equity installment loans. The increase was the result of efforts in business development and the decrease attributed to home equity installment loan payoffs from mortgage refinances. These trends are currently expected to continue.

Residential

The residential portfolio increased $20.5 million, or 24.4%, from $84.2 million at December 31, 2011 to $104.7 million at December 31, 2012. This increase was primarily attributed to a mortgage loan modification program and retaining a portion of mortgages in-house with maturities of 15 years or less. During the fourth quarter of 2012, the Company began a new mortgage loan modification program with the focus on retaining mortgage loans with maturities of 10 years or less. The program attributed to slight growth in the residential loan portfolio in 2012 and is anticipated to contribute slight growth in 2013.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2012		2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$65,110	15.0%	$68,372	16.8%	$85,129	20.5%	$77,071	17.9%
Commercial real estate:
Non-owner occupied	81,998	18.9	79,475	19.6	87,355	21.0	99,397	23.1
Owner occupied	80,509	18.6	76,611	18.9	69,338	16.7	79,013	18.3
Construction	10,679	2.5	9,387	2.3	12,501	3.0	11,078	2.6
Consumer:
Home equity installment	32,828	7.6	36,390	9.0	40,089	9.6	48,177	11.2
Home equity line of credit	34,169	7.9	32,486	8.0	29,185	7.0	21,851	5.1
Auto	17,411	4.0	13,539	3.3	10,734	2.6	9,857	2.3
Other	6,139	1.4	5,833	1.4	7,165	1.7	5,760	1.3
Residential:
Real estate	96,765	22.3	80,091	19.7	68,160	16.4	70,958	16.5
Construction	7,948	1.8	4,110	1.0	6,145	1.5	7,535	1.7

Gross loans	433,556	100.0%	406,294	100.0%	415,801	100.0%	430,697	100.0%
Less:
Allowance for loan losses	(8,972)		(8,108)		(7,898)		(7,573)
Net loans	$424,584		$398,186		$407,903		$423,124

Loans held-for-sale	$10,545		$4,537		$213		$1,221

	2008
(dollars in thousands)	Amount	%

Commercial and industrial	$80,708	18.3%
Real estate:
Commercial	164,772	37.4
Residential	98,510	22.3
Construction	11,427	2.6
Consumer	85,091	19.3
Direct financing leases	444	0.1
Gross loans	440,952	100.0%
Less:
Allowance for loan losses	(4,745)
Net loans	$436,207

Loans held-for-sale	$84

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2012. Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$23,638	$18,583	$22,889	$65,110
Commercial real estate	35,763	83,211	43,533	162,507
Commercial real estate construction	10,679	-	-	10,679
Residential real estate construction	7,948	-	-	7,948
Total	$78,028	$101,794	$66,422	$246,244

Both residential and commercial real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the greater than one-year sensitivity changes in interest rates for commercial and CRE loans as of December 31, 2012:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$11,860	$26,544	$38,404
Variable interest rate	99,088	57,490	156,578
Total	$110,948	$84,034	$194,982

Non-refundable fees and costs associated with all loan originations are deferred. Using the principal reduction method, the deferral is released as credits or charges to loan interest income over the life of the loan.

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

Loans held-for-sale

Upon origination, most residential mortgages and certain small business administration guaranteed loans are classified as HFS. In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected. Consideration is given to the Company’s current liquidity position and projected future liquidity needs. To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS. The carrying value of loans HFS is at the lower of cost or estimated fair value. If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings. Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

Loans HFS as of December 31, 2012 were $10.5 million which approximates fair value compared to $4.5 million, respectively, at December 31, 2011. During 2012, the Company originated $85.3 million of residential mortgages HFS, compared to $45.1 million in 2011. The increase in volume in 2012 was a function of the sustaining low mortgage interest rate environment which bolstered refinancing of existing home debt. During 2012, residential mortgage loans with principal balances of $82.8 million were sold into the secondary market and the Company recognized net gains of approximately $1.7 million, compared to $46.1 million and $0.7 million, respectively during 2011. The Company expects residential mortgage loan originations from refinancing activity to recede during 2013. There are fewer seasoned mortgages that have not been refinanced at least once during this prolonged economic cycle and the attraction to refinance again is expected to retreat.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships with its loyal customer base. At December 31, 2012 and 2011, the servicing portfolio balance of sold residential mortgage loans was $214.7 million and $193.5 million, respectively.

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

Each quarter, management performs an assessment of the allowance and the provision for loan losses. The Company’s Special Assets Committee meets formally on a quarterly basis, or more frequently if necessary, and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidelines. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable. The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Total charge-offs, net of recoveries, for 2012 were $2.4 million, compared to $1.6 million in 2011. Commercial and industrial loans recorded a net charge off of $0.2 million during 2012, as opposed to a net recovery of $0.3 million for 2011. Consumer loan net charge-offs of $0.7 million were recorded during 2012 versus $0.6 million of net charge-offs during 2011. There were $1.3 million of commercial real estate net charge-offs during 2012 versus $0.7 million recorded in 2011. Lower appraisal valuations made necessary the increased amount of commercial real estate charge-offs. Residential real estate net charge-offs totaled $0.2 million for 2012 versus $0.6 million for 2011. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.0 million at December 31, 2012 and $8.1 million at December 31, 2011. Management believes that the current balance in the allowance for loan losses of $9.0 million is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. Given continuing pressure on property values and the generally uncertain economic backdrop, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2012		2011		2010		2009		2008

Balance at beginning of period	$8,108		$7,898		$7,574		$4,745		$4,824

Charge-offs:
Commercial and industrial	185		128		452		983		168
Commercial real estate	1,335		699		892		844		565
Consumer	737		654		463		433		351
Residential	231		577		2		9		45
Total	2,488		2,058		1,809		2,269		1,129

Recoveries:
Commercial and industrial	26		407		4		35		61
Commercial real estate	46		37		3		2		18
Consumer	30		17		39		11		31
Residential	-		7		2		-		-
Total	102		468		48		48		110
Net charge-offs	2,386		1,590		1,761		2,221		1,019
Provision for loan losses	3,250		1,800		2,085		5,050		940
Balance at end of period	$8,972		$8,108		$7,898		$7,574		$4,745

Net charge-offs to average total loans outstanding	0.56%		0.39%		0.41%		0.51%		0.24%
Allowance for loan losses to net charge-offs	3.76	x	5.10	x	4.48	x	3.41	x	4.66	x
Allowance for loan losses to total loans	2.02%		1.97%		1.90%		1.75%		1.08%
Loans 30 - 89 days past due and accruing	$2,920		$4,358		$2,611		$5,173		$1,858
Loans 90 days or more past due and accruing	$1,723		$265		$289		$555		$604
Non-accrual loans	$12,121		$13,962		$9,969		$12,329		$3,493
Allowance for loan losses to loans 90 days or more past due and accruing	5.21	x	30.55	x	27.36	x	13.65	x	7.85	x
Allowance for loan losses to non-accrual loans	0.74	x	0.58	x	0.79	x	0.61	x	1.36	x
Allowance for loan losses to non-performing loans	0.65	x	0.57	x	0.77	x	0.59	x	1.16	x
Average total loans	$426,636		$411,839		$427,464		$432,642		$420,834

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

Allocation of the allowance among major categories of loans for the past five years is summarized in the following table. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. When present, the portion of the allowance designated as unallocated is within the Company’s guidelines.

(dollars in thousands)	2012	%	2011	%	2010	%	2009	%
Category
Commercial real estate	$4,908	54.6%	$3,979	49.1%	$4,238	53.7%	$4,314	56.9%
Commercial and industrial	922	10.3	1,221	15.1	1,368	17.3	1,406	18.6
Consumer	1,639	18.3	1,435	17.7	1,249	15.8	1,253	16.5
Residential real estate	1,503	16.8	1,051	13.0	863	10.9	505	6.7
Unallocated	-	-	422	5.1	180	2.3	96	1.3
Total	$8,972	100.0%	$8,108	100.0%	$7,898	100.0%	$7,574	100.0%

	2008	%
Category
Real estate:
Commercial	$1,931	40.7%
Residential	711	15.0
Construction	67	1.4
Commercial and industrial	930	19.6
Consumer	973	20.5
Direct financing leases	7	0.1
Unallocated	126	2.7
Total	$4,745	100.0%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 65% or $5.8 million of the total allowance for loan losses at December 31, 2012. The increase in the commercial real estate allocation reflects information recently obtained on the collateral value of a participated, non-accrual loan as more fully described in Note 20, “Subsequent Event”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8. The increase in the residential real estate allocation at December 31, 2012 resulted from the increase in loans outstanding, as well as qualitative factor adjustments made due to the stagnant economy. Collateral values were prudently calculated to provide a conservative and realistic value supporting these loans. The Company uses information from its ongoing review process as well as appraisals from independent third parties and other current market information to support the valuations. The allocation to the consumer category of loans is adequate compared to the actual two-year historical net charge-offs and qualitative adjustments.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities. As of December 31, 2012, non-performing assets represented 2.94% of total assets reduced from 3.58% at December 31, 2011, mainly resulting from the reduction of TDR’s during 2012.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2012	2011	2010	2009	2008

Loans past due 90 days or more and accruing	$1,723	$265	$289	$555	$604
Non-accrual loans *	12,121	13,962	9,969	12,329	3,493
Total non-performing loans	13,844	14,227	10,258	12,884	4,097
Troubled debt restructurings	1,103	5,314	783	-	-
Other real estate owned and repossessed assets	1,607	1,169	1,261	887	1,451
Non-accrual securities	1,132	1,038	1,091	583	-
Total non-performing assets	$17,686	$21,748	$13,393	$14,354	$5,548

Total loans, including loans held-for-sale	$444,101	$410,831	$416,014	$431,918	$441,036
Total assets	$601,525	$606,742	$561,673	$556,017	$575,719
Non-accrual loans to total loans	2.73%	3.40%	2.40%	2.85%	0.79%
Non-performing loans to total loans	3.12%	3.46%	2.47%	2.98%	0.93%
Non-performing assets to total assets	2.94%	3.58%	2.38%	2.58%	0.96%

* In the table above, the amount includes non-accrual TDRs of $1.1 million and $1.4 million as of December 31, 2012 and 2011. There were no non- accrual TDRs as of December 31, 2010, 2009 and 2008.

The composition of non-performing loans as of December 31, 2012 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$65,110	$236	$18	$254	0.39%

Commercial real estate:
Non-owner occupied	81,998	-	1,884	1,884	2.30%
Owner occupied	80,509	408	5,031	5,439	6.76%
Construction	10,679	-	1,123	1,123	10.52%

Consumer:
Home equity installment	32,828	19	1,306	1,325	4.04%
Home equity line of credit	34,169	-	381	381	1.12%
Auto	17,411	16	-	16	0.09%
Other	6,139	17	48	65	1.06%

Residential:
Real estate	96,765	1,027	2,330	3,357	3.47%
Construction	7,948	-	-	-	-
Loans held-for-sale	10,545	-	-	-	-

Total	$444,101	$1,723	$12,121	$13,844	3.12%

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were a number of loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. Generally, commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by residential real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest, and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. Uncollected interest income accrued on all loans placed on non-accrual is reversed and charged to interest income.

The non-performing assets for the period were comprised of non-accruing commercial loans, non-accruing real estate loans, non-accrual consumer loans, troubled debt restructurings, non-accrual securities, ORE and other repossessed assets. Most of the loans are collateralized, thereby mitigating the Company’s potential for loss. At December 31, 2012, $1.1 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status compared to $1.0 million at December 31, 2011. For a further discussion on the Company’s securities portfolio, see Note 3, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management’s discussion and analysis section.

Non-performing loans decreased from $14.2 million on December 31, 2011 to $13.8 million at December 31, 2012. At December 31, 2011, the over 90 days past due portion was $0.3 million and was comprised of three loans ranging from $47 thousand to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $3 thousand to $3.4 million. At December 31, 2012, there were seventeen loans to sixteen unrelated borrowers aggregating $1.7 million in the over 90 day category ranging from less than $1 thousand to $0.6 million. Of the seventeen loans past due over 90 days, nine loans, aggregating $1.0 million were residential mortgages to unrelated borrowers. Of these nine loans, seven of them (aggregating $0.9 million) made payments prior to year-end and future payments are expected to continue. In addition, two loans to one borrower were secured commercial loans aggregating $0.6 million. Three payments were received just after the year-end, bringing these loans to near current status. The higher amount of loans past due 90 days was mostly from a $0.8 million rise in past due residential real estate loans and a $0.4 million increase in owner-occupied commercial loans. These increases are characteristic of the state of the economy. The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts. Of the $1.7 million outstanding at December 31, 2012, approximately one commercial loan of approximately $0.1 million was subsequently re-classified to non-accrual status.

At December 31, 2012, there were 65 loans to 57 unrelated borrowers ranging from less than $1 thousand to $3.2 million in the non-accrual category. The net decline for the year resulted from a combination of charge offs, transfers to ORE and repayments, partially offset by additions to non-accrual loans.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDR loans arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDR loans aggregated $2.2 million at December 31, 2012 which consisted of $1.1 million of accruing commercial real estate loans, $1.1 million of non-accrual commercial real estate loans and $42 thousand of accruing commercial & industrial loans. At December 31, 2011, TDR loans aggregated $6.7 million which consisted of $5.3 million of accruing commercial real estate loans, $1.4 million of non-accrual commercial real estate loans and $44 thousand of accruing commercial & industrial loans.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2012

	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$44	$5,270	$1,395	$6,709
New TDRs	-	-	-	-
Pay downs / payoffs	2	4,998	129	5,129
Advance on balance	-	789	-	789
Charge offs	-	-	200	200
Ending balance	$42	$1,061	$1,066	$2,169

As of and for the year ended December 31, 2011

	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$758	$-	$783
New TDRs	19	5,011	1,476	6,506
Pay downs / payoffs	-	2	6	8
From TDR to performing status	-	499	-	499
Advance on balance	-	2	-	2
Charge offs	-	-	75	75
Ending balance	$44	$5,270	$1,395	$6,709

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

At December 31, 2012, the non-accrual loans aggregated $12.1 million as compared to $14.0 million at December 31, 2011. The net decrease in the level of non-accrual loans during the period ending December 31, 2012 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $4.5 million were made during the year; these were offset by reductions or payoffs of $2.0 million, charge-offs of $2.2 million, $1.8 million of transfers to ORE and $0.4 million of loans that returned to performing status. Loans past due 90 days or more and accruing were $1.7 million at December 31, 2012 and $0.3 million at December 31, 2011. The ratio of non-performing loans to total loans was 3.12% at December 31, 2012 compared to 3.46% at December 31, 2011.

Payments received on non-accrual loans are recognized on a cash method. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. During 2011, the Company collected approximately $77 thousand of interest income recognized on the cash basis. There was $20 thousand in interest income recognized on the cash basis in 2012. If the non-accrual loans that were outstanding as of December 31, 2012 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.6 million for the period ended December 31, 2012.

Bank premises and equipment, net

Net of depreciation, bank premises and equipment increased $0.6 million, or 4%, in 2012. The increase is primarily attributable to the purchase of the Company’s Moosic and Kingston branches, vehicle replacements, telecommunication, and other system-related upgrades. Prior to the acquisition of the Moosic and Kingston branches, the Company leased these offices from unrelated third parties under terms of operating leases that extended to 2019 and 2028, respectively.

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.6 million at December 31, 2012 and $1.2 million at December 31, 2011. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2012		2011
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,169	6	$1,261	5

Additions	1,778	14	819	4
Paydowns	(92)		(45)
Write downs	(86)		(66)
Sold	(1,169)	(8)	(800)	(3)

Balance at end of period	$1,600	12	$1,169	6

As of December 31, 2012, the ORE balance consisted of: nine properties totaling $0.8 million from 2012 additions; two properties aggregating $0.2 million acquired in 2011 and one property acquired in 2010 for $0.6 million. Of the twelve ORE properties as of December 31, 2012, which stemmed from eleven unrelated borrowers, eleven were either listed for sale or pending listing with local realtors and one property was in the process of eviction.  In addition, as of December 31, 2012, foreclosed assets held-for-sale included one other repossessed asset, an automobile in the amount of $6 thousand. There were no other repossessed assets at December 31, 2011.

During the first quarter of 2013, the Company obtained information that may require a significant addition to ORE properties during 2013. For a further discussion on this event see Note 20, “Subsequent Event”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

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

Results of Operation

Earnings Summary

The Company’s earnings depend primarily on net interest income. Net interest income is the difference between interest income and interest expense. Interest income is generated from yields on interest-earning assets, which consist principally of loans and investment securities. Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is determined by the Company’s interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in the marketplace.

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes. Non-interest income consists of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and foreclosed assets held-for-sale, the write-down to market value of foreclosed properties held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges from investment securities. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance premiums, professional fees, loan collection, other real estate owned (ORE) expenses, supplies and other operating overhead.

Overview

For the year ended December 31, 2012, the Company produced net income of $4.9 million, or $2.14 per diluted share, compared to $5.0 million, or $2.28 per diluted share, for the year ended December 31, 2011. For the year ended December 31, 2012, the Company’s return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.81% and 8.62% compared to 0.85% and 10.01%, respectively, for the year ended December 31, 2011. Non-interest related revenue generated from residential lending, interchange fess, trust services, transactions producing security gains and lower OTTI charges partially offset a modest decline in net interest income, the cost incurred to improve credit quality, necessitating the need to reinforce the allowance for loans losses by increasing the provision for loan losses, more ORE related expenses due to a higher volume of foreclosure activity, higher marketing expenses, salary and employee benefit costs and to a non-recurring fee incurred to reduce high-costing long-term debt. The decline in ROA was caused by slightly lower ($0.1 million) net income and increased average assets while the decline in ROE was caused mostly by a larger level of average shareholders’ equity, strengthened by improvement in other comprehensive income (OCI) - most of the improvement occurring in the first quarter of 2012.

Net interest income

The following table sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated:

(dollars in thousands)	2012			2011			2010
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$25,637	$65	0.25%	$39,699	$101	0.25%	$25,701	$65	0.25%
Investments:
Agency – GSE	24,399	267	1.09	23,863	420	1.76	23,872	856	3.58
MBS - GSE residential	50,857	677	1.33	42,719	908	2.13	26,216	786	3.00
State and municipal	27,649	1,820	6.58	27,075	1,799	6.65	23,100	1,543	6.68
Other	9,947	81	0.81	11,835	72	0.60	22,984	218	0.95
Total investments	112,852	2,845	2.52	105,492	3,199	3.03	96,172	3,403	3.54

Loans:
Commercial	236,922	12,289	5.19	248,836	13,745	5.52	265,193	15,200	5.73
Consumer	56,417	3,725	6.60	56,013	3,947	7.05	61,050	4,329	7.09
Residential real estate	133,297	5,922	4.44	106,748	5,449	5.10	100,894	5,375	5.33
Direct financing leases	-	-	-	242	15	6.05	327	20	6.10
Total loans	426,636	21,936	5.14	411,839	23,156	5.62	427,464	24,924	5.83

Federal funds sold	577	1	0.26	290	1	0.25	5,812	14	0.24

Total interest-earning assets	565,702	24,847	4.39%	557,320	26,457	4.75%	555,149	28,406	5.12%

Non-interest earning assets	42,784			39,007			32,405

Total Assets	$608,486			$596,327			$587,554

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$107,401	$231	0.22%	$110,818	$501	0.45%	$99,638	$854	0.86%
Interest-bearing checking	82,487	113	0.14	68,174	123	0.18	76,178	190	0.25
MMDA	95,385	504	0.53	92,790	551	0.59	82,676	640	0.77
CDs < $100,000	78,348	969	1.24	87,401	1,416	1.62	92,734	1,777	1.92
CDs > $100,000	41,763	620	1.49	45,787	1,076	2.35	52,691	1,610	3.05
Clubs	1,563	2	0.16	1,598	5	0.30	1,602	8	0.51
Total interest-bearing deposits	406,947	2,439	0.60	406,568	3,672	0.90	405,519	5,079	1.25

Repurchase agreements	13,027	33	0.25	11,939	52	0.44	12,692	89	0.70

Borrowed funds	16,768	882	5.26	21,692	1,037	4.78	41,131	1,660	4.03

Total interest-bearing liabilities	436,742	3,354	0.77%	440,199	4,761	1.08%	459,342	6,828	1.49%

Non-interest bearing deposits	111,458			102,440			76,707

Non-interest bearing liabilities	3,390			3,290			3,627

Total liabilities	551,590			545,929			539,676

Shareholders' equity	56,896			50,398			47,878

Total liabilities and shareholders' equity	$608,486			$596,327			$587,554
Net interest income		$21,493			$21,696			$21,578

Net interest spread			3.62%			3.67%			3.63%

Net interest margin			3.80%			3.89%			3.89%

In the preceding table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses. Net deferred loan cost amortization of $0.2 million in 2012 and 2011 and $0.1 million in 2010, respectively, are included in interest income from loans. Securities include non-accrual securities. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income by total average interest-earning assets.

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

	Years ended December 31,
(dollars in thousands)	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Residential real estate	$1,240	$(767)	$473	$304	$(230)	$74
Commercial and CRE	(629)	(819)	(1,448)	(849)	(543)	(1,392)
Consumer	11	(244)	(233)	(361)	(24)	(385)
Total loans and leases	622	(1,830)	(1,208)	(906)	(797)	(1,703)
Investment securities, interest-bearing deposits and
Federal funds sold	(115)	(286)	(401)	380	(654)	(274)
Total interest income	507	(2,116)	(1,609)	(526)	(1,451)	(1,977)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(88)	(368)	(456)	(193)	(340)	(533)
Other	(110)	(667)	(777)	76	(949)	(873)
Total deposits	(198)	(1,035)	(1,233)	(117)	(1,289)	(1,406)
Other interest-bearing liabilities	(120)	(54)	(174)	(654)	(6)	(660)
Total interest expense	(318)	(1,089)	(1,407)	(771)	(1,295)	(2,066)
Net interest income	$825	$(1,027)	$(202)	$245	$(156)	$89

The FOMC has not adjusted the short-term federal funds rate which has remained near zero percent during 2012 and 2011. The federal funds rate is a benchmark rate typically used to borrow or invest overnight funds among banks. In addition, at 3.25%, the national prime interest rate remained constant throughout 2012 - at the same level as 2011. National prime is a benchmark rate banks use to set rates on various lending and other interest-earning products. Competition for deposits and lending in the Company’s local market is extremely aggressive. Operating in a very low interest rate environment over an extended period of time has and will continue to challenge financial institutions vying for traditional banking products. Generally, core profitability for community banks is the ability to fund long-term interest-earning assets with shorter term interest-bearing liabilities, thereby earning an interest-rate spread. Done conservatively and within acceptable policy guidelines, banks can typically undertake this interest rate risk, earn an acceptable interest-rate spread and interest rate margin. Having been operating in a low interest rate environment for several years, however, has created challenges because most financial institutions have lowered their funding costs to record low levels. Originating, maturing and renewing earning-assets are pricing at record low rates and this pricing is currently outpacing the decline in pricing of funding sources. As a result, margin has and could continue to contract. In 2012, the Company’s net interest margin, like other banks, declined due principally to the impact of the prolonged low interest rate environment. The Company’s cost of funds is at record low levels, and prospectively there is very little room for additional downward adjustment. As such, the Company may be unable to continue to reduce its funding rates as quickly as the yields from interest-earning assets continue to adjust downward. Accordingly, the Company’s net interest margin may continue to contract. This phenomenon will force institutions to seek other revenue-enhancing means, such as fee-generating and other non-interest related revenue products and relationships. Going forward, the Company will develop revenue-enhancing strategies and position the balance sheet so that when rates rise, net interest income will not be unduly threatened. Positioning may include a diversification of fixed and variable rate products including: minimize fixed-rate asset growth or originate them at short durations, hold qualifying mortgage loans of relatively shorter duration in portfolio, when necessary, purchase short- to mid-term investments and vigilantly lengthen deposit liabilities.

The Company’s overall cost of funds, which includes the effect of adding non-interest bearing DDA balances as a no-cost funding source has declined 27 basis points, from 0.88% to 0.61%, for the year ended December 31, 2011 and 2012, respectively. Similar to the rate paid on interest-bearing liabilities, the cost of funds had declined steadily over the past several years. The likelihood of significant downward rate adjustments is moot. The yield on earning-assets declined 36 basis points from 2011 to 2012 and similarly has been declining steadily over the past several years and the speed of decline is outpacing deposit rate reductions. If market rates along with national prime remain at current levels, pay downs and maturities of fixed-rate and re-pricing adjustable rate assets will continue to price downward. These two factors, at the current volume levels, will pressure margins in 2013 and possibly longer depending on the duration of the current interest rate environment and how effectively the Company can strengthen and position its balance sheet to prepare for a rising rate environment that is inevitable.

Interest expense decreased $1.4 million, or 30%, from $4.7 million in 2011 to $3.3 million in 2012. Though the Company recorded a $0.4 million net increase in average interest-bearing deposits, interest expense on deposits declined $1.2 million in 2012 compared to 2011 caused by a 30 basis point decline on average rates paid. The 30 basis point decline equates to approximately $1.0 million of the reduction in interest expense. Interest expense on borrowed funds declined $0.2 million during 2012. The lower interest from borrowings was from the $5.0 million reduction in long-term debt during 2012. The advance with the FHLB carried an interest rate of 3.61%.

The resulting performance of the mix of the Company’s interest-sensitive assets and liabilities and the impact of market rates in 2012, combined with pay-off of high-cost long-term debt, caused net interest income to decrease $0.2 million, or less than 1%, compared to 2011. On a tax-equivalent basis, the net interest rate spread decreased five basis points from 3.67% to 3.62% and the tax-equivalent margin decreased nine basis points from 3.89% in 2011 to 3.80% in 2012.

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

Provisions for loan losses of $3.3 million were made for the year ended December 31, 2012 as compared to $1.8 million for the December 31, 2011 year.  The increase in the provision during the 12 months ended December 31, 2012, resulted from the effect of the charge offs on historical loss allocations, increased provisions for historical loss percentages, increased qualitative factor adjustments for current economic conditions and providing $0.8 million of additional specific loan loss reserves for a participated non-accrual commercial real estate loan up to a newly determined estimated loss. For a further discussion on this event see Note 20, “Subsequent Event”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at December 31, 2012 and December 31, 2011” above.

Other income (loss)

For the year ended December 31, 2012, the Company recorded net other (non-interest) income of $7.5 million, an increase of $1.8 million, or 32%, compared to non-interest income of $5.7 million recorded during the year ended December 31, 2011. The improvement in 2012 was principally from increased gains from the sales of mortgage and SBA loans of $1.0 million. A higher volume of residential mortgage lending activity helped boost gains from sales and also generate$0.2 million of incremental residential mortgage loan service fees. Supplementing the improvement in 2012 included: $0.3 million more in securities gains; $0.2 million more fees from growth in the trust department; $0.1 million of higher interchange fees and a lower amount, or $0.1 million, of OTTI charges incurred from impaired pooled trust preferred securities. These items were partially offset by net losses on sales and charges for write-downs on foreclosed assets of $160 thousand during 2012 compared to $20 thousand during 2011.

Other expenses

For the year ended December 31, 2012, other operating expenses increased $0.4 million, or 2%, compared to the year ended December 31, 2011. Salary and employee benefits increased $0.3 million, or 4%, due to a larger work force, including the hiring of a chief operating officer, and the implementation of normal merit increases of salaries and market benefit increases. Compared to 2011, the average number of full-time equivalent employees increased from 159 to 162 in 2012. The $0.2 million, or 5%, decrease in premises and equipment was due to lower depreciation expense stemming from fully depreciated furniture and equipment. In addition, the Company incurred less expense related to facility upkeep, utilities and had lower lease expenses, the latter associated with the acquisition of the two previously leased branch offices. These items were partially offset by higher equipment maintenance from implementing the mobile banking technology at the end of 2011 and higher software maintenance costs. The primary reasons that advertising and marketing expenses increased by $0.2 million, or 18%, were expenses for a branding campaign designed to build additional business relationships, higher expense associated with giveaways at all of the Company’s branch offices and the cost incurred for promotional items in conjunction with this year’s checking account campaign. A change to the FDIC insurance assessment, in the third quarter of 2011, has resulted in a lower base upon which the assessment is determined which resulted in a $0.1 million, or 18%, decline in the current year’s charge compared to 2011. The increase in ORE expenses of $63 thousand, or 59%, was due to higher balances of and more ORE properties, on average, during 2012 compared to 2011. The $0.1 million, or 7%, increase in other expense category was caused mostly by a non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB advance in the first quarter of 2012.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2012 and 2011 were 1.78% and 2.04%, respectively. The expense ratio, which excludes OTTI and other securities transactions and nonrecurring expenses, declined or improved due to a higher level of non-interest earnings primarily from mortgage banking activity, relatively stable operating expenses and to a much lesser extent, a larger average balance sheet.

During the first quarter of 2013, the Company granted, from its stock-based compensation plans, a total of 15,000 restricted shares to its board of directors, senior officers and other key employees. On the date of grant, the value of the Company’s common stock was $21.20 per share. The grants will vest over periods of two years for the board of directors and four years for senior officers and other key employees. The Company expects to recognize compensation expense of approximately $0.3 million over the vesting period which will begin during the first quarter of 2013. Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. For a further discussion of the Company’s stock compensation plans, see Note 9, “Stock Plans,” contained within the notes to the consolidated financial statements, incorporated by reference in Part II, Item 8.

During the first quarter of 2013, the Company obtained information that may require a significant addition to ORE properties during 2013. If acquired, the Company will incur ownership related expenses of approximately $0.6 million annually, until sold. For a further discussion on this event see Note 20, “Subsequent Event”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

Provision for income taxes

The Company’s effective income tax rate approximated 24.1% in 2012 and 24.6% 2011. The difference between the effective rate and the enacted corporate rate of 34% is mostly to the effect of tax exempt income.

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

Funds Provided:

Deposits

Total deposits increased $33.4 million, or 7%, during 2011 to $515.8 million. The increase stemmed from growth in money market accounts of $28.1 million, NOW accounts of $11.6 million, non-interest bearing DDAs of $10.4 million and savings and clubs of $1.7 million, partially offset by an $18.3 million decline in CDs.

Short-term borrowings

Because of the liquidity position during 2011 the Company did not have the need for short-term overnight borrowings. Customer liquidity requirements are the typical cause for variances in repurchase agreements, which during 2011 increased $2.0 million, or 26%, from $7.5 million at December 31, 2010 to $9.5 million as of December 31, 2011.

Long-term debt

The weighted-average rate in effect on funds borrowed at December 31, 2011 and 2010 was 4.87%. The 2011 weighted-average rate was 12 basis points above the tax-equivalent yield of 4.75% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2011. Interest rates on the $21.0 million balances of two long-term advances had been fixed until 2013 and 2016, but were structured to adjust quarterly should market interest rates increase beyond the issues’ original or strike rates. In February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million. The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013. As of December 31, 2011, the Company had the ability to borrow an additional $105.6 million from the FHLB.

Funds Deployed:

Investments

As of December 31, 2011, AFS debt securities were recorded with an unrealized net loss of $1.8 million while equity securities were recorded with an unrealized gain of $0.1 million. As of December 31, 2011 and December 31, 2010, the aggregate fair value of securities HTM exceeded their respective aggregate amortized cost by $42 thousand and $48 thousand, respectively.

As of December 31, 2011, the carrying value of investment securities totaled $108.5 million, or 18% of total assets, compared to $83.4 million, or 15% of total assets at December 31, 2010.

The tax-equivalent yield on debt securities by stated maturity date at December 31, 2011 is as follows:

	One year	One through	Five through	More than
	or less	five years	ten years	ten years	Total
Agency – GSE	-%	6.10%	1.98%	3.30%	2.77%
MBS - GSE residential	-	-	5.46	6.14	6.12
State & municipal subdivisions	-	1.15	3.53	5.41	1.60
Pooled trust preferred securities	-	-	-	2.19	2.19
Total debt securities	-%	1.15%	2.31%	4.43%	3.33%

Excluding the $5.1 million and $5.4 million net unrealized loss positions of the pooled trust preferred securities (PreTSLs) portfolio as of December 31, 2011 and 2010, respectively, the remaining net unrealized loss of $0.4 million in 2010 turned positive into a $3.4 million net unrealized gain as of December 31, 2011.

The Company determined that as of and for the year ended December 31, 2011, the estimated value, based on the expected discounted cash flow, of three PreTSLs: IV, XIX and XXIV was insufficient to recover the amortized cost basis, and therefore had experienced credit-related impairment of $0.2 million for the year ended December 31, 2011 compared to $11.8 million of credit OTTI in 2010.

Loans

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

Commercial real estate

The CRE portfolio declined $3.7 million, or 2.2%, from $169.2 million at December 31, 2010 to $165.5 million as of December 31, 2011. The major factor that contributed to the decline in the CRE portfolio revolved around a depressed local commercial real estate market.

Residential

The residential portfolio increased $9.9 million, or 13.3%, from $74.3 million at December 31, 2010 to $84.2 million at December 31, 2011. The increase was primarily due to a mortgage loan modification program, afforded only to high quality customers, and selectively maintaining in-house (not selling to the secondary market) FNMA qualifying fixed-rate mortgages up to a 15-year term. Through the mortgage modification program, the Company took advantage of the low interest rate environment and, in most cases, adjusted the term to 15 years or less which allowed the Company to keep these quality loans in-house.

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

Loans held-for-sale

Loans HFS as of December 31, 2011 were $4.5 million which approximated fair value compared to $0.2 million, respectively, at December 31, 2010. During 2011, the Company originated $45.1 million of residential mortgages HFS, compared to $55.9 million in 2010. The high volume in both years was a function of the sustaining low interest rate environment which bolstered refinancing of existing home debt, albeit tempering in 2011. During 2011, residential mortgage loans with principal balances of $46.1 million were sold into the secondary market and the Company recognized net gains of approximately $0.7 million, compared to $61.3 million and $0.8 million, respectively during 2010.

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

The allocation of the allowance for the commercial loan portfolio which is comprised of commercial real estate loans and commercial and industrial loans, accounted for approximately 64%, or $5.2 million of the total allowance for loan losses at December 31, 2011. Collateral values were prudently calculated to provide a conservative and realistic value supporting these loans. The Company used information from its ongoing review process as well as appraisals from independent third parties and other current market information to support the valuations. The allocations to the other categories of loans are adequate compared to the actual two-year historical net charge-offs and qualitative adjustments. The 2011unallocated balance of $0.4 million resulted from the receipt of a $0.3 million recovery right at the year end. Approximately $1.5 million, or 19%, of the allowance was allocated to specifically identified impaired loans.

Non-performing assets

As of December 31, 2011, non-performing assets represented 3.58% of total assets compared to 2.38% at December 31, 2010. The non-performing assets for the period were comprised of non-accruing commercial loans, non-accruing real estate loans, troubled debt restructurings, non-accrual securities and ORE. Most of the loans were collateralized, thereby mitigating the Company’s potential for loss. At December 31, 2011, $1.0 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status compared to $1.1 million at December 31, 2010.

Non-performing loans increased from $10.3 million on December 31, 2010 to $14.2 million at December 31, 2011. At December 31, 2011, the over 90 day past due portion was $0.3 million and was comprised of three loans ranging from $47 thousand to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $3 thousand to $3.4 million. At December 31, 2010, there were eight loans aggregating $0.3 million in the over 90 day category ranging from $200 to $0.3 million and 65 loans ranging from $3 thousand to $1.8 million in the non-accrual category. The rise in the non-performing loans in 2011 was primarily a result of a borrower with two loans aggregating $3.4 million that failed to make required payments and the loans were placed in non-accruing status.

TDR loans aggregated $6.7 million at December 31, 2011 which consisted of $5.3 million of accruing commercial real estate loans, $1.4 million of non-accrual commercial real estate loans, and $44 thousand of accruing commercial loans. At December 31, 2010 TDRs aggregated $0.8 million most all of which were accruing commercial real estate loans. During the 2011 fiscal year, $0.5 million of TDR’s were removed from TDR status based upon performance. Additions were made to TDRs aggregating $6.5 million during the twelve month period ending December 31, 2011. In addition, during 2011, additional changes to the level of TDR’s occurred as follows; one loan was reduced by a charge-off of $75 thousand to its fair value, and two loans were reduced by payments aggregating $8 thousand.

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

Other assets

Other assets decreased $1.9 million, or 13%, to $13.0 million as of December 31, 2011 from $14.9 million at December 31, 2010. The decrease was caused by a $1.4 million decrease in the net deferred tax asset principally from the $4.1 million improvement in the market values of the Company’s AFS securities portfolio

Results of Operations

Earnings Summary

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

Net interest income

Like 2010, the interest rate yield curve remained positively sloped but at uniquely low levels. The FOMC had not adjusted the short-term federal funds rate which remained near zero percent during 2010 and 2011. Similarly, at 3.25%, the national prime interest rate remained constant throughout 2011 as it did during all of 2010. National prime is a benchmark rate banks use to set rates on various lending and other interest-earning products. Operating in a very low interest rate environment during 2011 continued to challenge financial institutions. In the second half of 2011, the Company had begun to feel the negative attributes of the prolonged low interest rate environment. The Company’s cost of funds, though at record low levels, had little room for additional downward adjustment.

The Company’s overall cost of funds, which includes the effect of non-interest bearing DDA balances as a no-cost funding source declined 39 basis points, from 1.27% to 0.88%, for the years ended December 31, 2010 and 2011, respectively. This decline was in contrast to the 83 basis point decline experienced in 2010. The yield on earning-assets declined 37 basis points from 2010 to 2011.

The decrease in the Treasury yields and other capital market rates, which began five years ago, had an unfavorable impact on the Company’s total 2011 investment portfolio yield. Total interest income declined 7%, or $2.0 million, from $27.6 million in 2010 to $25.6 million in 2011.

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

The resulting performance that the mix of the Company’s interest-sensitive assets and liabilities and the impact the yield curve slope had during 2011, combined with non-renewal and early pay-off of high-costing long-term debt, caused net interest income to approximate the same level as in 2010. On a tax-equivalent basis, the net interest rate spread increased four basis points from 3.63% to 3.67% and the tax-equivalent margin remained stable at 3.89% in 2010 and 2011.

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

Other income (loss)

For the year ended December 31, 2011, the Company recorded net other (non-interest) income of $5.7 million compared to a non-interest loss of $6.4 million recorded during the year ended December 31, 2010. In 2011, a non-cash other-than-temporary impairment (OTTI) charge of $0.2 million was recognized compared to $11.8 million recognized for the year ended December 31, 2010. The OTTI charges were related to the Company’s investment in pooled trust preferred securities. The carrying values of these securities were written down to their fair values as management deemed the impairment to be other-than-temporary. Excluding the OTTI charges in 2011 and 2010, other non-interest income increased $0.5 million in 2011. Continued success in financial services and trust activities as well as more fees from interchange and other core non-interest revenue-generating activities were only partially offset by lower levels of service charges on deposits.

Other expenses

For the year ended December 31, 2011, other (non-interest) expenses remained relatively unchanged at $18.0 million compared to 2010. Though salary and employee benefits decreased $0.2 million or 2%, the 2010 amount included $0.4 million in one-time severance and termination payouts. Excluding the one-time termination payout event, salary and benefits increased $0.2 million. The increase was due to higher incentive and group insurance costs. The average number of full-time equivalent (FTE) employees for the twelve months ended December 31, 2011 was 159 compared to 166 average FTEs during the twelve months ended December 31, 2010. The $0.2 million, or 6%, increase in premises and equipment was predominately caused by higher lease expenses in the current year compared to 2010. The 2010 figure included a required downward adjustment to lease obligations upon the execution of a renegotiated branch facility lease agreement. In addition, higher utility costs, expenses associated with facilities and equipment maintenance added to the increase in premises and equipment expenses. Loan collection and ORE expenses increased $72 thousand, or 11%, due to the increased level of non-performing loans for which expenses were incurred. The $0.2 million, or 28%, decline in FDIC insurance premiums was caused by the initial application of the new assessment calculation. The $0.1 million, or 11%, decline in advertising and marketing was caused by the non-recurring nature of costs incurred in 2010.

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

The following table presents, as of December 31, 2012, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$61,378	$45,695	$6,787	$2,766	$116,626
Long-term debt	-	-	16,000	-	16,000
Repurchase agreements	8,056	-	-	-	8,056
Operating leases	278	365	363	2,882	3,888
Commitments:
Letters of credit	3,015	5,012	-	617	8,644
Loan commitments (2)	35,232	-	-	-	35,232
Total	$107,959	$51,072	$23,150	$6,265	$188,446

(1)	Includes certificates in the CDARS program.

(2)	Available credit to borrowers in the amount of $65.7 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Capital Resources

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, asset risk-weightings and other factors.

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk-weightings. The appropriate risk-weighting, pursuant to regulatory guidelines, require an increase in the weights applied to securities that are rated below investment grade, thereby inflating the total risk-weighted assets. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. The Company’s Total Risk Adjusted Capital Ratio was 13.5%, Tier I Capital Ratio was 12.2% and Leverage Ratio was 9.7% as of December 31, 2012. Additional information with respect to capital requirements is contained in Note 14, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year-ended December 31, 2012, total shareholders' equity increased $5.3 million, or 10%, due principally from the $4.9 million in net income added into retained earnings and the $1.3 million, after-tax improvement in the net unrealized gain (loss) position in the Company’s investment portfolio. Capital was further enhanced by $1.3 million from investments in the Company’s common stock via the Employee Stock Purchase and Dividend Reinvestment Plans. These items were partially offset by the $2.3 million of cash dividends declared on the Company’s common stock. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash		DRP	Purchase of	Changes in	Capital
	Net	dividends	Earnings	and ESPP	treasury	OCI and	retained
(dollars in thousands)	income (loss)	declared	(used) retained	infusion	stock	other changes	(used)
2012	$4,902	$(2,283)	$2,619	$1,342	$-	$1,361	$5,322
2011	5,045	(2,210)	2,835	1,284	-	2,731	6,850
2010	(3,204)	(2,137)	(5,341)	1,056	-	5,384	1,099
2009	(1,400)	(2,078)	(3,478)	864	(57)	(615)	(3,286)
2008	3,636	(2,069)	1,567	132	(430)	(7,499)	(6,230)

As of December 31, 2012, the Company reported a net unrealized gain position of $0.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $1.1 million as of December 31, 2011. Net of principal write-downs of the Company’s investments in pooled trust preferred securities, the Company’s unrealized loss position continued to improve in 2012. During the past several years, the prolonged economic slump has created uncertainty and illiquidity in the financial and capital markets and has had a sizable negative impact on the fair value estimates for securities in banks’ investment portfolios. Management believes that volatility in fair value of securities is due to changes in interest rates and liquidity complications in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers. When, U.S. Treasury rates begin to rise, investment securities’ pricing will decline and fair values of investment securities will also decline. Bond prices move inversely to the movement of interest rates. Nonetheless, there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans. These two plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet. Since 2009, the Company’s board of directors have allowed a benefit to our loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP. As the Company’s capital position rises above prudent levels, the board of directors may discontinue this discount.

See the section entitled “Supervision and Regulation”, below for a discussion on the recent enactment of the Jumpstart Our Business Startups Act, commonly known as the JOBS Act for highlights aimed at facilitating capital raising by smaller companies and banks and bank holding companies and the proposed regulatory capital changes that would revise bank regulatory capital requirements and the risk-weighted asset rules.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses of the Company. Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS and investments AFS, growth of core deposits and repurchase agreements, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the FRB and proceeds from the issuance of capital stock. Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment. During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates. Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and mortgage-backed securities to decrease. Rising interest rates may also cause deposit inflow to accelerate but priced at higher market interest rates. The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company utilizes a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity issues. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO. As of December 31, 2012 the Company had not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2012, the Company used approximately $30.3 million of cash. During this period, the Company’s operations provided approximately $4.5 million mostly from $20.7 million of net cash inflow from the components of net interest income, partially offset by approximately $12.3 million of net non-interest overhead, $3.7 million remitted to area banks from the late 2011 payoff of a participated loan, $2.2 million in estimated income tax payments and $1.5 million of net originations of loans HFS. Liquidity generated from operations, proceeds from security sales and cash on hand were used to fund growth in the loan portfolio, payoff of $5.0 million in long-term debt, net dividend payments and fund facility upgrades. The balance of remaining cash at December 31, 2012 will be retained and used to grow interest-earning assets, facility upgrades and provide for the unpredictable behavior of deposit cash outflow.

As of December 31, 2012, the Company maintained $21.8 million in cash and cash equivalents and $111.0 million of investments AFS and loans HFS. Also as of December 31, 2012, the Company had approximately $128.2 million available to borrow from the FHLB, $21.0 million from correspondent banks, $21.4 million from the Discount Window of the Federal Reserve Bank of Philadelphia and $30.8 million from the CDARS program. The combined total of $334.2 million represented 56% of total assets at December 31, 2012. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2012 the Company maintained a one-year cumulative gap of positive (asset sensitive) $90.0 million, or 15%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2012:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$9,209	$-	$-	$12,637	$21,846
Investment securities (1)(2)	7,927	13,100	29,894	52,433	103,354
Loans (2)	165,036	70,061	128,422	71,610	435,129
Fixed and other assets	-	10,065	-	31,131	41,196
Total assets	$182,172	$93,226	$158,316	$167,811	$601,525
Total cumulative assets	$182,172	$275,398	$433,714	$601,525

Non-interest-bearing transaction deposits (3)	$-	$12,616	$34,634	$78,785	$126,035
Interest-bearing transaction deposits (3)	87,146	16,210	114,766	53,877	271,999
Certificates of deposit	16,626	44,752	45,695	9,553	116,626
Repurchase agreements	8,056	-	-	-	8,056
Long-term debt	-	-	-	16,000	16,000
Other liabilities	-	-	-	3,863	3,863
Total liabilities	$111,828	$73,578	$195,095	$162,078	$542,579
Total cumulative liabilities	$111,828	$185,406	$380,501	$542,579

Interest sensitivity gap	$70,344	$19,648	$(36,779)	$5,733
Cumulative gap	$70,344	$89,992	$53,213	$58,946

Cumulative gap to total assets	11.7%	15.0%	8.8%	9.8%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
(2)	Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

(3)	The Company’s demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2012 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2012 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	7.3%	(3.6)%
Net income	22.1	(10.6)
Economic value at risk:
Economic value of equity	(7.8)	(3.5)
Economic value of equity as a percent of total assets	(0.8)	(0.4)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2012, the Company’s risk-based capital ratio was 13.5%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2013, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$21,735	$1,483	7.3%
+100 basis points	20,883	631	3.1
Flat rate	20,252	-	-
-100 basis points	19,862	(390)	(1.9)
-200 basis points	19,528	(724)	(3.6)

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

Recent Legislation and Rulemaking

JOBS Act

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•	raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record;
•	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
•	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
•	allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
•	creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Company, management will continue to monitor the implementation rules for potential effects which might benefit the Company.

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The implementation of the rules has been delayed several times and it is uncertain when they will go into effect at this time. Below is a summary:

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

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements. The Company is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Company and the Bank and on the capital, operations, liquidity and earnings of the Company and Bank.

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

Deposit Insurance. Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Future Outlook

Economic growth remains questionable, unemployment remains elevated and home values continue to remain soft.  With the yield curve remaining positively sloped but relatively low and interest rates expected to remain at historic low levels over the near-term, the operating environment for financial institutions will remain challenging. The Company will concentrate on growing the loan portfolio while increasing low-costing core deposits by expanding and deepening relationships, particularly through the growth in commercial banking relationships. This will include growth in business deposits that offer increased opportunities to extend our company’s brand to our business community that ultimately will broaden avenues for future profitability. In addition, the positive effect of our efforts in improving asset quality, shoring up capital and exploring alternative revenue generating initiatives should help mitigate the negative impact of the low interest rate environment and allow us to manage net interest margin at acceptable levels in 2013 and beyond.

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

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Wilkes-Barre, Pennsylvania
March 26, 2013

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	As of December 31,
(dollars in thousands)	2012	2011

Assets:
Cash and due from banks	$12,657	$15,158
Interest-bearing deposits with financial institutions	9,189	37,007

Total cash and cash equivalents	21,846	52,165

Available-for-sale securities	100,441	108,154
Held-to-maturity securities	289	389
Federal Home Loan Bank stock	2,624	3,699
Loans, net (allowance for loan losses of $8,972 in 2012; $8,108 in 2011)	424,584	398,186
Loans held-for-sale (fair value $10,824 in 2012, $4,661 in 2011)	10,545	4,537
Foreclosed assets held-for-sale	1,607	1,169
Bank premises and equipment, net	14,127	13,575
Cash surrender value of bank owned life insurance	10,065	9,740
Accrued interest receivable	1,985	2,082
Other assets	13,412	13,046

Total assets	$601,525	$606,742

Liabilities:
Deposits:
Interest-bearing	$388,625	$419,647
Non-interest-bearing	126,035	96,155

Total deposits	514,660	515,802

Accrued interest payable and other liabilities	3,863	6,809
Short-term borrowings	8,056	9,507
Long-term debt	16,000	21,000

Total liabilities	542,579	553,118

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,323,248 in 2012; and 2,254,542 in 2011)	23,711	22,354
Retained earnings	34,999	32,380
Accumulated other comprehensive income (loss)	236	(1,110)

Total shareholders' equity	58,946	53,624

Total liabilities and shareholders' equity	$601,525	$606,742

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(dollars in thousands except per share data)

	Years ended December 31,
	2012	2011	2010

Interest income:
Loans:
Taxable	$21,237	$22,420	$23,997
Nontaxable	462	486	612
Interest-bearing deposits with financial institutions	65	101	65
Investment securities:
U.S. government agency and corporations	944	1,328	1,642
States and political subdivisions (nontaxable)	1,212	1,203	1,039
Other securities	73	64	211
Federal funds sold	1	1	14

Total interest income	23,994	25,603	27,580

Interest expense:
Deposits	2,439	3,672	5,078
Securities sold under repurchase agreements	32	52	89
Other short-term borrowings and other	1	1	2
Long-term debt	882	1,036	1,658

Total interest expense	3,354	4,761	6,827

Net interest income	20,640	20,842	20,753

Provision for loan losses	3,250	1,800	2,085

Net interest income after provision for loan losses	17,390	19,042	18,668

Other income (loss):
Service charges on deposit accounts	1,787	1,777	1,886
Interchange fees	1,090	972	815
Fees from trust fiduciary activities	611	420	348
Fees from financial services	519	556	343
Service charges on loans	1,022	721	710
Fees and other revenue	374	337	309
Earnings on bank-owned life insurance	325	315	308
Gain (loss) on sale, recovery, or disposal of:
Loans	1,766	799	798
Investment securities	328	63	2
Premises and equipment	(17)	(2)	(24)
Foreclosed assets held-for-sale	(74)	46	58
Write-down of foreclosed assets held-for-sale	(86)	(66)	(129)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(259)	(519)	(15,375)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income (loss))	123	273	3,539
Net impairment losses on investment securities recognized in earnings	(136)	(246)	(11,836)
Total other income (loss)	7,509	5,692	(6,412)

Other expenses:
Salaries and employee benefits	9,104	8,786	9,001
Premises and equipment	3,448	3,633	3,427
Advertising and marketing	1,179	1,003	1,124
Professional services	1,305	1,289	1,168
FDIC assessment	505	617	859
Loan collection	609	610	498
Other real estate owned	170	107	147
Office supplies and postage	429	426	433
Other	1,689	1,573	1,360

Total other expenses	18,438	18,044	18,017

Income (loss) before income taxes	6,461	6,690	(5,761)

Provision (credit) for income taxes	1,559	1,645	(2,557)

Net income (loss)	$4,902	$5,045	$(3,204)

Per share data:
Net income (loss) - basic	$2.14	$2.28	$(1.50)
Net income (loss) - diluted	$2.14	$2.28	$(1.50)
Dividends	$1.00	$1.00	$1.00

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2012	2011	2010

Net income (loss)	$4,902	$5,045	$(3,204)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	1,860	3,872	6,764
Reclassification adjustment for gains realized in income	(328)	(63)	(2)
Net unrealized gains	1,532	3,809	6,762
Tax effect	(521)	(1,295)	(2,299)
Unrealized gains, net of tax	1,011	2,514	4,463
Non-credit-related impairment gains on investment securities not expected to be sold	507	292	1,385
Tax effect	(172)	(99)	(471)
Net non-credit-related impairment gains on investment securities	335	193	914
Other comprehensive income, net of tax	1,346	2,707	5,377
Total comprehensive income, net of tax	$6,248	$7,752	$2,173

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2012, 2011 and 2010

				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2009	2,105,860	$19,983	$34,886	$(9,194)	$45,675
Net loss			(3,204)		(3,204)
Other comprehensive income				5,377	5,377
Issuance of common stock through Employee Stock Purchase Plan	4,754	67			67
Issuance of common stock through Dividend Reinvestment Plan	67,414	989			989
Stock-based compensation expense		7			7
Cash dividends declared			(2,137)		(2,137)
Balance, December 31, 2010	2,178,028	$21,046	$29,545	$(3,817)	$46,774
Net income			5,045		5,045
Other comprehensive income				2,707	2,707
Issuance of common stock through Employee Stock Purchase Plan	4,801	67			67
Issuance of common stock through Dividend Reinvestment Plan	71,713	1,217			1,217
Stock-based compensation expense		24			24
Cash dividends declared			(2,210)		(2,210)
Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Net income			4,902		4,902
Other comprehensive income				1,346	1,346
Issuance of common stock through Employee Stock Purchase Plan	3,874	67			67
Issuance of common stock through Dividend Reinvestment Plan	64,832	1,275			1,275
Stock-based compensation expense		15			15
Cash dividends declared			(2,283)		(2,283)
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$4,902	$5,045	$(3,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	3,473	3,242	2,327
Provision for loan losses	3,250	1,800	2,085
Deferred income tax benefit	(452)	(115)	(4,123)
Stock-based compensation expense	15	24	7
Proceeds from sale of loans held-for-sale	83,766	46,359	61,566
Originations of loans held-for-sale	(85,293)	(45,096)	(55,928)
Write-down of foreclosed assets held-for-sale	86	66	129
Earnings on bank-owned life insurance	(325)	(315)	(308)
Net gain from sales of loans	(1,766)	(799)	(798)
Net gain from sales of investment securities	(251)	(49)	(2)
Net loss (gain) from sales of foreclosed assets held-for-sale	74	(46)	(58)
Loss on disposal of equipment	17	2	24
Other-than-temporary impairment on securities	136	246	11,836
Change in:
Accrued interest receivable	69	130	(73)
Other assets	(297)	591	784
Accrued interest payable and other liabilities	(2,860)	3,996	125

Net cash provided by operating activities	4,544	15,081	14,389

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	100	101	218
Available-for-sale securities:
Proceeds from sales	3,571	2,757	153
Proceeds from maturities, calls and principal pay-downs	32,542	30,722	40,563
Purchases	(27,751)	(55,964)	(51,703)
Decrease in FHLB stock	1,076	843	239
Net (increase) decrease in loans	(34,955)	1,798	7,701
Acquisition of bank premises and equipment	(1,979)	(418)	(880)
Proceeds from sale of foreclosed assets held-for-sale	1,067	891	571

Net cash used by investing activities	(26,329)	(19,270)	(3,138)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,142)	33,354	23,454
Net (decrease) increase in short-term borrowings	(1,452)	959	(7,985)
Repayments of long-term debt	(5,000)	-	(11,000)
Proceeds from employee stock purchase plan participants	67	67	67
Dividends paid, net of dividends reinvested	(1,493)	(1,478)	(1,453)
Proceeds from dividend reinvestment plan participants	486	485	305

Net cash (used in) provided by financing activities	(8,534)	33,387	3,388

Net (decrease) increase in cash and cash equivalents	(30,319)	29,198	14,639

Cash and cash equivalents, beginning	52,165	22,967	8,328

Cash and cash equivalents, ending	$21,846	$52,165	$22,967

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

NATURE OF OPERATIONS

The Company provides a full range of banking, trust and financial services to individuals, small businesses and corporate customers. Its primary market areas are Lackawanna and Luzerne Counties, Pennsylvania. The Company's primary deposit products are demand deposits and interest-bearing time and savings accounts. It offers a full array of loan products to meet the needs of retail and commercial customers. The Company is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the determination and the amount of impairment in the securities portfolios and the related realization of the deferred tax assets related to the allowance for loan losses, other-than-temporary impairment on and valuations of investment securities.

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

The Company’s investment securities are comprised of a variety of financial instruments. The fair values of the securities are subject to various risks including changes in the interest rate environment and general economic conditions including illiquid conditions in the capital markets. Due to the increased level of these risks and their potential impact on the fair values of the securities, it is possible that the amounts reported in the accompanying financial statements could materially change in the near-term including changes caused by other-than-temporary impairment, the recovery of which may not occur until maturity. Credit-related impairment is included as a component of non-interest income in the consolidated income statements while non-credit-related impairment is charged to other comprehensive income, net of tax.

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have any investment securities held for trading purposes during 2012, 2011 or 2010.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities classified as neither held-to-maturity securities nor trading securities and are reported at fair value. Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security as an adjustment to yield using the interest method. Unrealized holding gains and losses, including non-credit-related other-than-temporary impairment (OTTI), on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized. The net unrealized holding gains and losses are a component of accumulated other comprehensive (loss) income. Gains and losses from sales of securities AFS are determined using the specific identification method. Credit-related OTTI is recorded as a reduction of the amortized cost of the impaired security. Net gains and losses from sales and recoveries of securities and credit-related OTTI are recorded as components of other income in the consolidated statements of income.

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

Commercial and industrial loans (C&I): C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, do fluctuate based on changes in the company’s internal and external environment including management, human and capital resources, economic conditions, competition and regulation. Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee. Unsecured loans may be made on a short-term basis. The ability of the borrower to collect amounts due from its customers may be affected by its customers’ economic and financial condition.

Commercial real estate loans: Commercial real estate loans are made to finance the purchase of real estate, refinance existing obligations and/or to provide capital. These commercial real estate loans are generally secured by first lien security interests in the real estate as well as assignment of leases and rents. The real estate may include apartments, hotels, retail stores or plazas and healthcare facilities whether they are owner or non-owner occupied. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

Consumers loans: The Company offers home equity installment loans and lines of credit. Risks associated with loans secured by residential properties are generally lower than commercial real estate loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is considered the greatest risk to repayment. The Company also offers a variety of loans to individuals for personal and household purposes. These loans are generally considered to have greater risk than mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Residential mortgage loans: Residential mortgages are secured by a first lien position of the borrower’s residential real estate. These loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages have terms up to thirty years with amortizations varying from 10 to 30 years. The majority of the loans are underwritten by FNMA and/or FHLB standards.

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

LOAN FEES AND COSTS

Nonrefundable loan origination fees and certain direct loan origination costs are recognized as a component of interest income over the life of the related loans as an adjustment to yield. The unamortized balance of the deferred fees and costs are included as components of the loan balances to which they relate.

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

FORECLOSED ASSETS HELD-FOR-SALE

Foreclosed assets held-for-sale are carried at the lower of cost or fair value less cost to sell. Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses. Routine holding costs are included in other operating expenses. Generally, write-downs for subsequent declines in value are recognized as a component of other income in the consolidated statements of income. Gains or losses are recorded when the properties are sold.

STOCK OPTIONS

The Company has two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement accounting principles, which requires the cost of share-based payment transactions be recognized in the financial statements. The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses the Black-Sholes model to estimate the fair value of stock option grants.

TRUST AND FINANCIAL SERVICE FEES

Trust and financial service fees are recorded on the cash basis, which is not materially different from the accrual basis.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.

LEGAL AND PROFESSIONAL EXPENSES

Generally, the Company recognizes legal and professional fees as incurred and are included as a component of professional services expense in the consolidated statements of income. Legal costs incurred that are associated with the collection of outstanding amounts due from delinquent borrowers are included as a component of loan collection expense in the consolidated statements of income. In the event of litigation proceedings brought about by an employee or third party against the Company, expenses for damages will be accrued if the likelihood of the outcome against the Company is probable, the amount can be reasonably estimated and the amount would have a material impact on the financial results of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments, as listed below, approximates their fair value. These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand :

•	Cash and cash equivalents;

•	Non-interest bearing deposit accounts;

•	Savings, NOW and money market accounts;

•	Short-term borrowings and

•	Accrued interest

Securities: With the exception of pooled trust preferred securities, fair values on investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. The fair values of pooled trust preferred securities are determined based on a present value technique (income valuation).

FHLB stock: The Company considers the fair value of FHLB stock is equal to its carrying value or cost since there is no market value available and investments in and transactions for the stock are restricted and limited to the FHLB and its member-banks.

Loans: The fair value of loans is estimated by the net present value of the future expected cash flows discounted at current offering rates for similar loans. Current offering rates consider, among other things, credit risk. The carrying value that fair value is compared to is net of the allowance for loan losses and since there is significant judgment included in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

Loans held-for-sale: The fair value of loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

Certificates of deposit: The fair value of certificates of deposit are based on discounted cash flows using rates which approximate market rates for deposits of similar maturities.

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

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.

For the years ended December 31, 2012, 2011, and 2010, the Company paid interest of $3.5 million, $4.9 million and $7.1 million, respectively. For the years ended December 31, 2012, 2011, and 2010, the Company paid income taxes of $2.2 million, $1.6 million and $1.0 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $1.8 million, $0.8 million and $1.1 million in 2012, 2011, and 2010, respectively. Transfers from loans to loans held-for-sale amounted to $3.6 million, $5.3 million and $4.4 million in 2012, 2011 and 2010, respectively. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation.

2.	CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2012 and 2011 were $1.0 million and $0.8 million, respectively.

Deposits with any one financial institution are insured up to $250,000. From time-to-time, the Company may maintain cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2012
Held-to-maturity securities:
MBS - GSE residential	$289	$31	$-	$320

Available-for-sale securities:
Agency - GSE	$17,651	$102	$13	$17,740
Obligations of states and political subdivisions	26,979	2,879	1	29,857
Corporate bonds:
Pooled trust preferred securities	6,323	185	4,683	1,825
MBS - GSE residential	48,836	1,761	44	50,553

Total debt securities	99,789	4,927	4,741	99,975

Equity securities - financial services	295	171	-	466

Total available-for-sale securities	$100,084	$5,098	$4,741	$100,441

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2011
Held-to-maturity securities:
MBS - GSE residential	$389	$42	$-	$431

Available-for-sale securities:
Agency - GSE	$25,773	$108	$8	$25,873
Obligations of states and political subdivisions	28,402	1,937	180	30,159
Corporate bonds:
Pooled trust preferred securities	6,574	123	5,231	1,466
MBS - GSE residential	48,792	1,482	57	50,217

Total debt securities	109,541	3,650	5,476	107,715

Equity securities - financial services	295	144	-	439

Total available-for-sale securities	$109,836	$3,794	$5,476	$108,154

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$289	$320

Available-for-sale securities:
Debt securities:
Due in one year or less	$3,525	$3,533
Due after one year through five years	13,101	13,179
Due after five years through ten years	2,219	2,416
Due after ten years	32,108	30,294

Total debt securities	50,953	49,422

MBS - GSE residential	48,836	50,553

Total available-for-sale debt securities	$99,789	$99,975

Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty. Agency – GSE and municipal securities are included based on their original stated maturity. MBS – GSE residential, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.

Gross realized gains and losses from sales, determined using specific identification, and recoveries of previously charged-off pooled trust preferred (PreTSL) securities for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2012	2011	2010

Gross realized gain	$251	$58	$2
Recovery of previously charged-off PreTSLs	77	13	-
Gross realized loss	-	(8)	-
Net gain	$328	$63	$2

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2012
Agency - GSE	$1,017	$13	$-	$-	$1,017	$13
Obligations of states and political subdivisions	281	1	-	-	281	1
Corporate bonds:
Pooled trust preferred securities	-	-	1,639	4,683	1,639	4,683
MBS - GSE residential	6,214	44	-	-	6,214	44
Total temporarily impaired securities	$7,512	$58	$1,639	$4,683	$9,151	$4,741
Number of securities	5		8		13

December 31, 2011
Agency - GSE	$4,011	$8	$-	$-	$4,011	$8
Obligations of states and political subdivisions	-	-	941	180	941	180
Corporate bonds:
Pooled trust preferred securities	-	-	1,343	5,231	1,343	5,231
MBS - GSE residential	6,126	57	-	-	6,126	57
Total securities Total temporarily impaired securities	$10,137	$65	$2,284	$5,411	$12,421	$5,476
Number of securities	7		9		16

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

Management conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date. Under those circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (loss) (OCI). Non-credit-related OTTI is based on other factors affecting market value, including illiquidity. Presentation of OTTI is made in the consolidated statements of income on a gross basis with an offset for the amount of non-credit-related OTTI recognized in OCI.

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt and equity securities. The guidance set forth in the pronouncements require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be to maturity and other factors when evaluating for the existence of OTTI. The guidance requires that credit-related OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received. This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types, as of December 31, 2012, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- and medium-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Government National Mortgage Association (GNMA). These securities have interest rates that are fixed- and adjustable-rate issues, have varying short- to mid-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

In the above security types, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality. Accordingly, as of December 31, 2012, recognition of OTTI on these securities was unnecessary.

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

There are various investment classes or tranches issued by the CDO. The most senior tranche has the lowest yield but the most protection from credit losses. Conversely, the most junior tranche has the highest yield but the most exposure to risk of credit loss. Junior tranches are subordinate to senior tranches and losses are generally allocated from the lowest tranche with the equity component holding the most risk of credit loss and then subordinate tranches in reverse order up to the most senior tranche. The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market. The Company’s review of its portfolio of pooled trust preferred securities determined that in 2012credit-related OTTI be recorded on two holdings, both of which are contained in the Company’s AFS securities portfolio, from credit quality downgrades on the underlying collateral, including the collateral of four banks deferring interest payments within these two securities and one bank fully redeeming which removes all future earnings cash flow.

The following table summarizes the amount of credit-related OTTI recognized in earnings during the periods indicated:

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Pooled trust preferred securities:
PreTSL IV, Mezzanine	$-	$35	$163
PreTSL V, Mezzanine	-	-	122
PreTSL VII, Mezzanine	-	-	409
PreTSL IX, B1, B3	18	-	1,061
PreTSL XI, B3	-	-	1,273
PreTSL XV, B1	-	-	1,359
PreTSL XVI, C	-	-	1,290
PreTSL XVII, C	-	-	1,014
PreTSL XVIII, C	118	-	736
PreTSL XIX, C	-	136	2,124
PreTSL XXIV, B1	-	75	1,778
PreTSL XXV, C1	-	-	507
Total	$136	$246	$11,836

The following table is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Year ended December 31, 2012
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,280)	$(15,280)
Additions for credit-related OTTI not previously recognized	-	-	-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	(136)	(136)
Ending balance of credit-related OTTI	$-	$(15,416)	$(15,416)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s portfolio of PreTSLs. The Company engaged a third party structured finance firm to: review the underlying collateral of each PreTSL; research trustee reports to update relevant data and credit ratings of the underlying collateral; project default rates and cash flows of the collateral and simulate 10,000 Monte Carlo time-to-default scenarios, performed quarterly to arrive at the single best estimate of future cash flow for each tranche.

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI. The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations. ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition. The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality and ASC 325 is used for the remaining eleven securities. In summary, the quarterly evaluations indicated there was a significant adverse change in cash flows in two of the thirteen securities, thereby signifying the likelihood of the Company not being able to recover its principal. As a result, $0.1 million of credit related OTTI was recorded during the year ended December 31, 2012 all of which pertained to the first half of 2012.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization. The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition. PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary. PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and whether OTTI is deemed to have occurred. An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI. To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost. In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition. The application of the guidance on this security did not result in an adverse change in cash flows when compared to the last measurements and therefore, no credit related OTTI was recorded during 2012.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets. For these securities, the Company applies the guidance of ASC 325. Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to current earnings. The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost. In applying this guidance to the remaining securities, PreTSLs IX and XVIII measured an adverse change in cash flows and credit related OTTI of $18 thousand and $0.1 million, respectively, was recorded in 2012 all of which, as noted above, pertained to cash flow analyses performed during the two quarters in the first half of 2012.

The following table is the composition of the Company’s pooled trust preferred securities on non-accrual status as of the period indicated:

		As of December 31,
(dollars in thousands)		2012		2011
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$27	$-	$25
Pre TSL VII	Mezzanine	-	125	-	79
Pre TSL IX	B-1,B-3	1,507	630	1,605	529
Pre TSL XI	B-3	1,053	305	1,119	357
Pre TSL XV	B-1	-	33	-	20
Pre TSL XVIII	C	167	-	285	5
Pre TSL XIX	C	316	-	316	8
Pre TSL XXIV	B-1	407	12	407	15
		$3,450	$1,132	$3,732	$1,038

The securities included in the above table have experienced impairment of principal and interest was “paid-in-kind”. When these two conditions exist, the security is placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of December 31, 2012:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$408	$(4)	Caa2 / CCC	6/-	$18,000	27.1	$10,313	19.9	36.6
Pre TSL V	Mezzanine	-	27	27	C / D	3/-	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	125	125	Ca / C	16/-	91,000	48.9	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,507	630	(877)	Ca / C	46/-	101,280	25.5	None	N/A	6.8
Pre TSL XI	B-3	1,053	305	(748)	Ca / C	62/-	185,280	32.3	None	N/A	N/A
Pre TSL XV	B-1	-	33	33	C / C	63 / 7	181,200	33.4	None	N/A	N/A
Pre TSL XVI	C	-	-	-	C / C	49 / 7	246,010	43.0	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	50 / 6	177,670	37.6	None	N/A	N/A
Pre TSL XVIII	C	167	-	(167)	Ca / C	66 / 13	199,520	30.3	None	N/A	N/A
Pre TSL XIX	C	316	-	(316)	C / C	53 / 14	172,100	26.9	None	N/A	N/A
Pre TSL XXIV	B-1	407	12	(395)	Ca / CC	77 / 11	357,500	35.8	None	N/A	13.3
Pre TSL XXV	C-1	-	-	-	C / C	64/ 8	272,000	34.3	None	N/A	N/A
Pre TSL XXVII	B	2,461	285	(2,176)	Ca / CC	41 / 7	86,800	27.1	1,035	0.4	26.7
		$6,323	$1,825	$(4,498)

(1)   All ratings have been updated through December 31, 2012.

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

4.	LOANS

The classifications of loans at December 31, 2012 and 2011 are summarized as follows:

	As of December 31,
(dollars in thousands)	2012	2011

Commercial and industrial	$65,110	$68,372
Commercial real estate:
Non-owner occupied	81,998	79,475
Owner occupied	80,509	76,611
Construction	10,679	9,387
Consumer:
Home equity installment	32,828	36,390
Home equity line of credit	34,169	32,486
Auto	17,411	13,539
Other	6,139	5,833
Residential:
Real estate	96,765	80,091
Construction	7,948	4,110

Total	433,556	406,294
Less:
Allowance for loan losses	(8,972)	(8,108)

Loans, net	$424,584	$398,186

Net deferred loan costs of $1.0 million and $0.8 million have been added to the carrying values of loans at December 31, 2012 and 2011, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate amount of mortgages serviced amounted to $214.7 million and $193.5 million as of December 31, 2012 and 2011.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

	As of December 31,
(dollars in thousands)	2012	2011

Commercial and industrial	$18	$458

Commercial real estate:

Non-owner occupied	1,884	2,406
Owner occupied	5,031	6,288
Construction	1,123	656

Consumer:

Home equity installment	1,306	1,017
Home equity line of credit	381	730
Other	48	-

Residential:

Real estate	2,330	2,329
Construction	-	78

Total	$12,121	$13,962

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Home equity and automobile loan modifications are typically not made and therefore standard modification terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed on non-accrual status. As of December 31, 2012, total TDRs amounted to $2.2 million of which $1.1 million were on non-accrual status. As of December 31, 2011, total TDRs amounted to $6.7 million of which $1.4 million were on non-accrual status. The majority of the $4.5 million reduction in TDRs is the result of a loan of $1.8 million which was repaid upon the sale of the underlying collateral by the borrower. The proceeds of which were used to repay the loan. The sale of the underlying collateral and subsequent repayment of the loan did not result in an adverse impact to the Company. A second loan of $2.4 million to a related borrower which had been a TDR was repaid with the proceeds of a new loan by the Bank on conventional loan terms and conditions. Partial charge-offs may be taken against the outstanding loan balance of TDRs, but only in rare instances.  As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance for loan losses associated with the loan.  The Company considers all TDRs to be impaired loans. An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs, is used to establish the allowance. Management exercises significant judgment in developing these estimates. There were no loans modified in a TDR during the three and twelve months ended December 31, 2012.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date. An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$676	$15	$254	$945	$64,165	$65,110	$236
Commercial real estate:
Non-owner occupied	-	141	1,884	2,025	79,973	81,998	-
Owner occupied	208	282	5,439	5,929	74,580	80,509	408
Construction	-	-	1,123	1,123	9,556	10,679	-
Consumer:
Home equity installment	216	132	1,325	1,673	31,155	32,828	19
Home equity line of credit	-	66	381	447	33,722	34,169	-
Auto	459	30	16	505	16,906	17,411	16
Other	48	4	65	117	6,022	6,139	17
Residential:
Real estate	99	544	3,357	4,000	92,765	96,765	1,027
Construction	-	-	-	-	7,948	7,948	-
Total	$1,706	$1,214	$13,844	$16,764	$416,792	$433,556	$1,723

* Includes $12.1 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2011	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$61	$20	$458	$539	$67,833	$68,372	$-
Commercial real estate:
Non-owner occupied	1,802	386	2,406	4,594	74,881	79,475	-
Owner occupied	134	71	6,288	6,493	70,118	76,611	-
Construction	-	-	656	656	8,731	9,387	-
Consumer:
Home equity installment	450	161	1,017	1,628	34,762	36,390	-
Home equity line of credit	11	-	730	741	31,745	32,486	-
Auto	437	181	-	618	12,921	13,539	-
Other	19	11	-	30	5,803	5,833	-
Residential:
Real estate	297	317	2,594	3,208	76,883	80,091	265
Construction	-	-	78	78	4,032	4,110	-
Total	$3,211	$1,147	$14,227	$18,585	$387,709	$406,294	$265

* Includes $14.0 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans may include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors. As of December 31, 2012 and 2011, impaired loans consisted of non-accrual loans and TDRs.

At December 31, 2012, impaired loans consisted of accruing TDRs totaling $1.1 million and $12.1 million of non-accrual loans. The non-accrual total, as of December 31, 2012, includes $1.1 million of non-accruing TDRs. At December 31, 2011, impaired loans consisted of accruing TDRs totaling $5.3 million in addition to the $14.0 million of non-accrual loans. The non-accrual total, as of December 31, 2011, included $1.4 million of non-accruing TDRs. Payments received on non-accrual loans are recognized on a cash basis. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts. Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2012
Commercial & industrial	$52	$8	$52	$60	$4	$275	$4	$-
Commercial real estate:
Non-owner occupied	2,431	957	1,420	2,377	233	4,172	152	20
Owner occupied	5,940	4,500	1,099	5,599	1,230	7,292	121	-
Construction	1,123	210	913	1,123	194	941	-	-
Consumer:
Home equity installment	1,480	524	782	1,306	38	1,023	-	-
Home equity line of credit	435	144	237	381	31	482	-	-
Auto	-	-	-	-	-	1	-	-
Other	102	16	32	48	8	36	-	-
Residential:
Real Estate	2,688	564	1,766	2,330	76	2,342	17	-
Construction	-	-	-	-	-	44	-	-
Total	$14,251	$6,923	$6,301	$13,224	$1,814	$16,608	$294	$20

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2011
Commercial & industrial	$549	$322	$179	$501	$63	$355	$2	$-
Commercial real estate:
Non-owner occupied	5,434	3,144	2,176	5,320	301	3,026	53	-
Owner occupied	8,538	5,730	2,915	8,645	792	4,953	108	14
Construction	656	656	-	656	152	375	-	-
Consumer:
Home equity installment	1,050	395	622	1,017	88	751	6	3
Home equity line of credit	730	229	501	730	55	488	2	1
Auto	-	-	-	-	-	3	-	-
Other	-	-	-	-	-	12	-	-
Residential:
Real Estate	2,619	1,083	1,246	2,329	84	2,867	155	59
Construction	94	78	-	78	-	91	-	-
Total	$19,670	$11,637	$7,639	$19,276	$1,535	$12,921	$326	$77

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

The following is a description of each risk rating category the Company uses to classify each of its commercial and industrial and commercial real estate loans:

Pass

Loans in this category have an acceptable level of risk and are graded in a range of one to five. Secured loans generally have good collateral coverage. Current financial statements reflect acceptable balance sheet ratios, sales and earnings trends. Management is considered to be good, and there is some depth existing. Payment experience on the loans has been good with minor or no delinquency experience. Loans with a grade of one are of the highest quality in the range. Those graded five are of marginally acceptable quality.

Special Mention

Loans in this category are graded a six and may be protected but are potentially weak. They constitute a credit risk to the Company, but have not yet reached the point of adverse classification. Some of the following conditions may exist: little or no collateral coverage; lack of current financial information; delinquency problems; highly leveraged; available financial information reflects poor balance sheet ratios and profit and loss statements reflect uncertain trends; and document exceptions. Cash flow may not be sufficient to support total debt service requirements. Loans in this category should not remain on the list for an inordinate period of time (no more than one year) and then the loan should be passed or classified appropriately.

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt. The collateral pledged may be lacking in quality or quantity. Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth. The payment history indicates chronic delinquency problems. Management is considered to be weak. There is a distinct possibility that the Company may sustain a loss. All loans on non-accrual are rated substandard. Loans 90days or more past due unless otherwise fully supported should be classified substandard. Also, borrowers that are bankrupt are substandard.

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Pass	$61,821	$64,064	$72,738	$65,819	$73,922	$66,298	$8,094	$6,911

Special mention	2,221	2,953	3,520	5,681	222	1,627	1,422	1,246

Substandard	1,068	1,355	5,740	7,975	6,365	8,686	1,163	1,230

Doubtful	-	-	-	-	-	-	-	-

Total	$65,110	$68,372	$81,998	$79,475	$80,509	$76,611	$10,679	$9,387

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto		Other
(dollars in thousands)	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Performing	$31,503	$35,373	$33,788	$31,756	$17,395	$13,539	$6,074	$5,833

Non-performing	1,325	1,017	381	730	16	-	65	-

Total	$32,828	$36,390	$34,169	$32,486	$17,411	$13,539	$6,139	$5,833

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Performing	$93,408	$77,497	$7,948	$4,032

Non-performing	3,357	2,594	-	78

Total	$96,765	$80,091	$7,948	$4,110

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

The Company’s policy is to charge off unsecured consumer loans when they become 90 days or more past due as to principal and interest. In the other portfolio segments, amounts are charged off at the point in time when the Company deems the balance, or a portion thereof, to be uncollectible.

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	185	1,335	737	231	-	2,488
Recoveries	26	46	30	-	-	102
Provision	(140)	2,218	911	683	(422)	3,250
Ending balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Ending balance: individually evaluated for impairment	$4	$1,657	$77	$76		$1,814
Ending balance: collectively evaluated for impairment	$918	$3,251	$1,562	$1,427		$7,158
Loans Receivables:
Ending balance	$65,110	$173,186	$90,547	$104,713		$433,556
Ending balance: individually evaluated for impairment	$60	$9,099	$1,735	$2,330		$13,224
Ending balance: collectively evaluated for impairment	$65,050	$164,087	$88,812	$102,383		$420,332

As of and for the year ended December 31, 2011
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,368	$4,239	$1,248	$863	$180	$7,898
Charge-offs	128	699	654	577	-	2,058
Recoveries	407	37	17	7	-	468
Provision	(426)	402	824	758	242	1,800
Ending balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Ending balance: individually evaluated for impairment	$63	$1,245	$143	$84		$1,535
Ending balance: collectively evaluated for impairment	$1,158	$2,734	$1,292	$967		$6,151
Loans Receivables:
Ending balance	$68,372	$165,473	$88,248	$84,201		$406,294
Ending balance: individually evaluated for impairment	$501	$14,621	$1,747	$2,407		$19,276
Ending balance: collectively evaluated for impairment	$67,871	$150,852	$86,501	$81,794		$387,018

5.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2012	2011

Land	$2,463	$2,242
Bank premises	11,497	9,576
Furniture, fixtures and equipment	9,620	9,809
Leasehold improvements	4,168	5,110

Total	27,748	26,737

Less accumulated depreciation and amortization	(13,621)	(13,162)

Bank premises and equipment, net	$14,127	$13,575

Depreciation expense, which includes amortization of leasehold improvements, was $1.3 million for the year ended December 31, 2012 and $1.5 million for each of the years ended December 31, 2011 and 2010.

The Company leases its Green Ridge, West Pittston, Peckville, Clarks Summit and Eynon branches and the former Scranton branch under the terms of operating leases. Rental expense was $0.3 million in 2012, $0.4 million in 2011 and $0.3 million in 2010. The future minimum lease payments for the Company’s branch network as of December 31, 2012 are as follows:

(dollars in thousands)	Amount
2013	$278
2014	188
2015	177
2016	181
2017	182
2018 and thereafter	2,882
Total	$3,888

During 2012, the Company purchased its Moosic and Kingston branches from unaffiliated third parties for $0.5 million and $0.7 million, respectively. The facilities were previously leased under terms of operating leases that extended through 2019 and 2028, respectively. As a result of the purchases, the Company is no longer obligated for $1.4 million in future minimum lease payments related to the two branches. During 2009, the Company closed its Wyoming Ave., Scranton branch but continues to pay monthly lease payments under an operating lease agreement that expires in 2014. To help offset the expense related to the former Scranton branch, the Company receives rental income under a sublease agreement from an unrelated financial institution.

6.	DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2012 are as follows:

(dollars in thousands)	Amount	Percent
2013	$61,378	52.6%
2014	26,645	22.9
2015	19,050	16.3
2016	3,199	2.7
2017	3,588	3.1
2018 and thereafter	2,766	2.4
Total	$116,626	100.0%

Excluding $10.2 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $41.8 million and $41.9 million as of December 31, 2012 and 2011, respectively. Certificates of deposit of $250,000 or more aggregated $16.2 million and $13.6 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012, investment securities with a combined fair value of $98.5 million and letters of credit with a notional value of $0.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $32.0 million of the qualifying collateral to secure such deposits as of December 31, 2012 and the balance of $66.5 million was available for other pledging needs.

7.	SHORT-TERM BORROWINGS

Short-term borrowings consisted of securities sold under agreements to repurchase, or repurchase agreements, in the amount of $8.1 million and $9.5 million as of December 31, 2012 and 2011, respectively.

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2012
Overnight borrowings	$-	$55	0.41%	0.00%
Repurchase agreements	20,721	13,027	0.25	0.27
Total	$20,721	$13,082

December 31, 2011
Repurchase agreements	$20,912	$11,939	0.44%	0.26%
Demand note, U.S. Treasury	1,000	685	0.00	0.00
Total	$21,912	$12,624

December 31, 2010
Overnight borrowings	$-	$108	0.17%	0.00%
Repurchase agreements	20,965	12,692	0.70	0.28
Demand note, U.S. Treasury	1,089	610	0.00	0.00
FHLB Advance	9,500	9,370	0.59	0.00
Total	$31,554	$22,780

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB). Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The carrying value of the underlying qualified investment securities was approximately $24.4 million and $20.9 million at December 31, 2012 and 2011, respectively. The Company may be required to provide additional collateral based on the fair value of the underlying securities. When outstanding, the U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2012, the Company had approximately $128.2 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $21.4 million that it could borrow at the FRB.

8.	LONG-TERM DEBT

Long-term debt consists of outstanding advances from the FHLB of $16.0 million as of December 31, 2012 and $21.0 million as of December 31, 2011. The advances are secured by blanket liens on all real estate and commercial and industrial loans with a combined weighted valuation for collateral purposes of $148.7 million as of September 30, 2012 that was the qualifying collateral in effect as of December 31, 2012. In addition, the Company voluntarily pledged approximately $2.1 million of mortgage-backed securities representing mortgages guaranteed by FNMA and FHLMC.

The maturity and weighted-average interest rate of long-term debt as of the periods indicated is as follows:

	As of December 31,
	2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate

2013	$-	-%	$5,000	3.61%
2016	16,000	5.26	16,000	5.26
Total	$16,000	5.26%	$21,000	4.87%

Long-term debt outstanding as of December 31, 2012 and 2011consisted of a convertible select FHLB advances that have fixed interest rates but may adjust quarterly should market rates increase beyond the issues’ original strike rate. Significant prepayment fees attached to the borrowings are a deterrent from paying off the high-cost advances. However, in the event the underlying market rates rise above the rates currently paid on the borrowings, the FHLB rate will convert to a floating-rate instrument and the Company would have the option to repay or renegotiate the converted advance. In February 2012, the Company paid off the $5.0 million, 3.61% advance that was scheduled to mature in the fourth quarter of 2013. The Company incurred a prepayment fee of $0.2 million on the early payoff.

9.	STOCK PLANS

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards, and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance. The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. The stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors. The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the common stock of the Company to secure, retain and motivate employees who may be responsible for the operation and for the management of the affairs of the Company and to secure, retain and motivate the members of the Company’s board of directors, thereby aligning the interest of its employees and directors with the interest of its shareholders. In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) or restricted stock.

At the annual shareholders’ meeting held on May 1, 2012, the shareholders of the Company approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans). The 2012 stock incentive plans have replaced the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans), both which expired in 2011. Unless terminated by the Company’s board of directors, the 2012 stock incentive plans shall expire on, and no options shall be granted after the tenth anniversary – or in the year 2022. Previously issued and currently outstanding options under the 2000 stock incentive plans may be exercised pursuant to the terms of the stock option plans existing at the time of grant. However, the outstanding options under the 2000 stock incentive plans may be cancelled and replaced with grants under the 2012 stock incentive plans.

In the 2012 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. In June 2012, the Company granted one share of restricted stock to each of its qualifying employees, or a total of 151 shares. The shares will vest one-year from the date of grant and the Company has projected a forfeiture rate of 28%. On the date of grant, the value of the Company’s common stock was $21.50 per share and share-based compensation expense of $2 thousand was recognized. Typically, the Company recognizes the share-based compensation expense over the requisite service or vesting period, however due to immateriality the Company has chosen to recognize all of the expense in the current period. Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. There were no stock-based awards granted to employees under any of the Company’s stock compensation plans in 2011 or 2010.

In the 2012 Director Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. For the year ended December 31, 2012, no stock-based awards were granted to the Company’s directors. In addition, there were no stock-based awards granted to directors under any of the Company’s stock compensation plans in 2011 and 2010.

A summary of the status of the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual
	Options	price	term (years)
Outstanding and exercisable, December 31, 2009	37,590	$30.29	5.6
Granted	-	-
Exercised	-	-
Forfeited	(10,610)	30.82
Outstanding and exercisable, December 31, 2010	26,980	30.08	5.2
Granted	-	-
Exercised	-	-
Forfeited	(3,190)	33.18
Outstanding and exercisable, December 31, 2011	23,790	29.67	4.9
Granted	-	-
Exercised	-	-
Forfeited	(4,290)	34.09

Outstanding and exercisable, December 31, 2012	19,500	$28.69	5.0

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $34.09.

As of December 31, 2012, 2011 and 2010, no intrinsic value existed because the strike price of all outstanding stock options exceeded the market price of the Company’s stock.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. At December 31, 2012, 25,700 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. Therefore, the Company recognizes compensation expense on its ESPP on the date the shares are purchased. For the years ended December 31, 2012, 2011 and 2010, compensation expense related to the ESPP approximated $12 thousand, $24 thousand and $7 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders. The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders. Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received are used to purchase shares either directly from the Company, from shares that become available in the open market or from the Company’s previously acquired treasury stock. The Company has reserved 500,000 shares of its un-issued capital stock for issuance under the DRP. Until further notice and action of the Company’s Board of Directors, additional shares of stock purchased directly from the Company through the DRP are issued at 90% of fair value as of the investment date.  As of December 31, 2012, there were 496,394 shares available for future issuance.

10.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2012 and 2011. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2012, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2012, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2012, 2011 and 2010 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the Internal Revenue Service are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2012, 2011 or 2010.

The following temporary differences gave rise to the net deferred tax asset, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2012	2011
Deferred tax assets:
Other-than-temporary impairment on available-for-sale securities	$5,212	$5,192
Allowance for loan losses	3,051	2,757
Unrealized losses on available-for-sale securities	-	572
Deferred interest from non-accrual assets	979	653
Stock-based compensation	37	46
Retirement settlement reserve	-	6
Other	133	120
Total	9,412	9,346

Deferred tax liabilities:
Depreciation	(464)	(504)
Loan fees and costs	(1,070)	(879)
Unrealized gains on available-for-sale securities	(121)	-
Other	(304)	(269)
Total	(1,959)	(1,652)
Deferred tax asset, net	$7,453	$7,694

The components of the total provision (credit) for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Current	$2,011	$1,760	$1,566
Deferred	(452)	(115)	(4,123)
Total provision (credit) for income taxes	$1,559	$1,645	$(2,557)

The reconciliation between the expected statutory income tax and the actual provision (credit) for income taxes is as follows:

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Expected provision (credit) at the statutory rate	$2,197	$2,275	$(1,959)
Tax-exempt income	(563)	(563)	(545)
Bank owned life insurance	(111)	(107)	(105)
Low income housing credits	(10)	(10)	-
Nondeductible interest expense	16	21	31
Nondeductible other expenses and other, net	30	29	21
Actual provision (credit) for income taxes	$1,559	$1,645	$(2,557)

11.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $0.3 million in 2012, 2011and 2010.

12.	FAIR VALUE MEASUREMENTS

The accounting guidelines establish a framework for measuring and disclosing information about fair value measurements. The guidelines of fair value reporting instituted a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument;

Level 3 - inputs are unobservable and are based on the Company’s own assumptions to measure assets and liabilities at fair value. Level 3 pricing for securities may also include unobservable inputs based upon broker-traded transactions.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

			December 31, 2012			December 31, 2011
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs	Carrying	Estimated
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)	amount	fair value

Financial assets:
Cash and cash equivalents	$21,846	$21,846	$21,846	$-	$-	$52,165	$52,165
Held-to-maturity securities	289	320	-	320	-	389	431
Available-for-sale securities	100,441	100,441	466	98,150	1,825	108,154	108,154
FHLB Stock	2,624	2,624	-	-	-	3,699	3,699
Loans, net	424,584	430,861	-	-	430,861	398,186	400,100
Loans held-for-sale	10,545	10,824	-	10,824	-	4,537	4,661
Accrued interest	1,985	1,985	-	1,985	-	2,082	2,082

Financial liabilities:
Deposit liabilities	514,660	515,869	-	515,869	-	515,802	517,293
Short-term borrowings	8,056	8,056	-	8,056	-	9,507	9,507
Long-term debt	16,000	18,691	-	18,691	-	21,000	24,272
Accrued interest	195	195	-	195	-	293	293

Prior to the fourth quarter of 2012, the Company considered fair value for non-maturing deposits, short-term borrowings and accrued interest as Level 1. Beginning in the fourth quarter of 2012, the Company transferred these fair these items to Level 2 as management has concluded there is no active market for inputs to determine their fair value.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,740	$-	$17,740	$-
Obligations of states and political subdivisions	29,857	-	29,857	-
Corporate bonds:
Pooled trust preferred securities	1,825	-	-	1,825
MBS - GSE residential	50,553	-	50,553	-
Equity securities - financial services	466	466	-	-
Total available-for-sale securities	$100,441	$466	$98,150	$1,825

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$25,873	$-	$25,873	$-
Obligations of states and political subdivisions	30,159	-	30,159	-
Corporate bonds:
Pooled trust preferred securities	1,466	-	-	1,466
MBS - GSE residential	50,217	-	50,217	-
Equity securities - financial services	439	439	-	-
Total available-for-sale securities	$108,154	$439	$106,249	$1,466

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy. Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Assets classified as Level 2 use valuation techniques that are common to bond valuations. That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained. For the year ended December 31, 2012, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements as of December 31, 2012:
	Fair	Valuation	Unobservable	Input
(dollars in thousands)	value	technique	input	utilized
Available-for-sale securities:
Pooled trust preferred securities	$1,825	discounted cash	- structural behavior;	issuer specific
		flow	- estimated probability of default	4.11% - 4.17%
			- correlation analysis among issuers	50% - 30%
			- loss given default rate	100%
			- prepayment rate	0%
			- recovery rate	0%
			- credit adjusted cash flow discount rate	0% - 36.3%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities. As of December 31, 2012, the amortized cost and fair values amounted to $6.3 million and $1.8 million, respectively. The market for these securities is inactive – no new issues since late 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low probability of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds. Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments. Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach. This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs. The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio. The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;

•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;

•	Loss given default or cash lost to investor. Assumed to be 100% with no recovery:

•	Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security. No prepayments are assumed and the tranche coupon rate is used as the discount rate; and

•	Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes. The OLEV estimates a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data. The discount rates determined on an overall basis ranged from 0% to 36% as of December 31, 2012 and are applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2012	2011

Balance at beginning of period	$1,466	$1,453
Realized losses in earnings	(136)	(246)
Unrealized gains (losses) in OCI:
Gains	739	624
Losses	(129)	(312)
Pay down / settlement	(146)	(79)
Interest paid in kind	28	23
Accretion	3	3
Balance at end of period	$1,825	$1,466

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,109	$-	$-	$5,109
Other real estate owned	1,448	-	-	1,448
Other repossessed assets	6	-	-	6
Total	$6,563	$-	$-	$6,563

(dollars in thousands)
		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
	at December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,102	$-	$-	$10,102
Other real estate owned	902	-	-	902
Total	$11,004	$-	$-	$11,004

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans and other real estate owned (ORE) and other repossessed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets.

The following describes valuation methodologies used for financial instruments measured at fair value on a non-recurring basis.

A loan is considered impaired when, based upon current information and events; it is probable that the Company will be unable to collect all scheduled payments in accordance with the contractual terms of the loan. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for loan losses, and as such are carried at the lower of net recorded investment or the estimated fair value. Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management. For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses. Management’s assumptions may include consideration of location and occupancy of the property and current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs to reflect decreases in estimated values resulting from sales price observations and the impact of changing economic and market conditions. At December 31, 2012 to account for the aforementioned factors, adjustments to the appraisal values for other real estate owned ranged from -16.72% to -94.74% (weighted average -34.89%). For other repossessed assets, consisting of one automobile as of December 31, 2012, the Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value. There were no other repossessed assets at December 31, 2011.

Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various Level 3 inputs which are not identifiable. The appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized. The range of liquidation expenses and other appraisal adjustments of the impaired loans at December 31, 2012 was -2.3% to -64.40% (weighted-average -35.54%). Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of valuation techniques employed and accordingly, fair value estimates for impaired loans are classified as Level 3.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2012	2011
Off-balance sheet financial instruments:
Commitments to extend credit	$100,930	$78,983
Standby letters of credit	8,644	9,134

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

The following table summarizes outstanding financial letters of credit as of December 31, 2012:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$1,903	$5,001	$617	$7,521
Bank lines of credit	517	-	-	517
	2,420	5,001	617	8,038
Unsecured	595	11	-	606
Total	$3,015	$5,012	$617	$8,644

The Company has not incurred losses on its commitments in 2012, 2011 or 2010.

13.	EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock. Since the average share market prices of the Company’s common stock, during 2012, 2011 and 2010, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options. For restricted stock, dilution occurs based on the unvested number of shares granted or 151 shares at December 31, 2012. There were no restricted stock grants in 2011 or 2010.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Year ended December 31,
	2012	2011	2010
(dollars in thousands except per share data)
Basic EPS:
Net income (loss) available to common shareholders	$4,902	$5,045	$(3,204)

Weighted-average common shares outstanding	2,286,233	2,213,631	2,141,323
Basic EPS	$2.14	$2.28	$(1.50)

Diluted EPS:
Net income (loss) available to common shareholders	$4,902	$5,045	$(3,204)

Weighted-average common shares outstanding	2,286,233	2,213,631	2,141,323
Potentially dilutive common shares	151	-	-
Weighted-average common and potentially dilutive shares outstanding	2,286,384	2,213,631	2,141,323
Diluted EPS	$2.14	$2.28	$(1.50)

14.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The appropriate risk-weighting pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that are rated below investment grade, thus significantly inflating the total risk-weighted assets. This requirement had an adverse impact on the total capital and Tier I capital ratios in both 2012 and 2011. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of December 31, 2012 and 2011, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either 2012 or 2011.

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:

Total capital (to risk-weighted assets)
Consolidated	$64,042	13.5%	≥ $37,929	≥ 8.0%	N/A	N/A
Bank	$63,856	13.5%	≥ $37,918	≥ 8.0%	≥ $47,398	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$57,999	12.2%	≥ $18,965	≥ 4.0%	N/A	N/A
Bank	$57,893	12.2%	≥ $18,959	≥ 4.0%	≥ $28,439	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$57,999	9.7%	≥ $24,060	≥ 4.0%	N/A	N/A
Bank	$57,893	9.6%	≥ $24,042	≥ 4.0%	≥ $30,053	≥ 5.0%

As of December 31, 2011:

Total capital (to risk-weighted assets)
Consolidated	$58,612	13.0%	≥ $36,153	≥ 8.0%	N/A	N/A
Bank	$58,403	12.9%	≥ $36,141	≥ 8.0%	≥ $45,176	≥ 10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$52,867	11.7%	≥ $18,077	≥ 4.0%	N/A	N/A
Bank	$52,725	11.7%	≥ $18,070	≥ 4.0%	≥ $27,106	≥ 6.0%

Tier I capital (to average assets)
Consolidated	$52,867	8.7%	≥ $24,347	≥ 4.0%	N/A	N/A
Bank	$52,725	8.7%	≥ $24,331	≥ 4.0%	≥ $30,414	≥ 5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $49.7 million at December 31, 2012. However, such dividends are limited due to the capital requirements discussed above.

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

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Balance, beginning	$1,875	$2,143	$6,829
Additions	1,735	804	1,030
Collections	(885)	(1,072)	(5,716)

Balance, ending	$2,725	$1,875	$2,143

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Number of persons	1	1	1
Balance, beginning	$1,544	$1,866	$6,605
Additions	618	39	706
Collections	(365)	(361)	(5,445)

Balance, ending	$1,797	$1,544	$1,866

As of December 31, 2012, 2011 and 2010, deposits from executive officers, directors and associates of such persons approximated $11.7 million, $10.7 million and $8.5 million, respectively.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2012
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,052	$5,991	$5,974	$5,977	$23,994
Interest expense	(938)	(838)	(804)	(774)	(3,354)

Net interest income	5,114	5,153	5,170	5,203	20,640
Provision for loan losses	(700)	(600)	(700)	(1,250)	(3,250)
Gain on sale of investment securities	254	7	3	64	328
Other-than-temporary impairment	(105)	(31)	-	-	(136)
Other income	1,802	1,896	1,865	1,754	7,317
Other expenses	(4,713)	(4,678)	(4,453)	(4,594)	(18,438)
Income before taxes	1,652	1,747	1,885	1,177	6,461
Provision for income taxes	(395)	(430)	(486)	(248)	(1,559)
Net income	$1,257	$1,317	$1,399	$929	$4,902
Net income per share	$0.56	$0.57	$0.61	$0.40	$2.14

	2011
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,550	$6,597	$6,376	$6,080	$25,603
Interest expense	(1,316)	(1,279)	(1,128)	(1,038)	(4,761)

Net interest income	5,234	5,318	5,248	5,042	20,842
Provision for loan losses	(475)	(375)	(500)	(450)	(1,800)
Gain on sale of investment securities	1	15	13	34	63
Other-than-temporary impairment	(75)	-	(5)	(166)	(246)
Other income	1,412	1,383	1,464	1,616	5,875
Other expenses	(4,490)	(4,621)	(4,444)	(4,489)	(18,044)
Income before taxes	1,607	1,720	1,776	1,587	6,690
Provision for income taxes	(380)	(431)	(449)	(385)	(1,645)
Net income	$1,227	$1,289	$1,327	$1,202	$5,045
Net income per share	$0.56	$0.59	$0.59	$0.54	$2.28

	2010
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$7,041	$6,970	$6,954	$6,615	$27,580
Interest expense	(1,882)	(1,753)	(1,681)	(1,511)	(6,827)

Net interest income	5,159	5,217	5,273	5,104	20,753
Provision for loan losses	(575)	(300)	(375)	(835)	(2,085)
Gain on sale of investment securities	-	-	-	2	2
Other-than-temporary impairment	(79)	(676)	(1,749)	(9,332)	(11,836)
Other income	1,225	1,316	1,479	1,402	5,422
Other expenses	(5,105)	(4,694)	(4,318)	(3,900)	(18,017)
Income (loss) before taxes	625	863	310	(7,559)	(5,761)
(Provision) credit for income taxes	(69)	(144)	45	2,725	2,557
Net income (loss)	$556	$719	$355	$(4,834)	$(3,204)
Net income (loss) per share	$0.26	$0.34	$0.16	$(2.26)	$(1.50)

17.	CONTINGENCIES

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

In June, 2011, the FASB issued an accounting update related to, Presentation of Comprehensive Income. The provisions of this update amend the accounting topic to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The update prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. For public entities, the provisions of this update are effective for fiscal years and interim periods beginning after December 31, 2011. The Company has opted to present a separate statement of comprehensive income.

In December 2011, FASB issued an accounting update related to, Presentation of Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. In order to defer only those changes in the June 2011 update that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in the original update. The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the June 2011 update. All other requirements are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of December 2011 update had no impact on the Company’s consolidated financial statements.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2012	2011
Assets:
Cash	$2	$2
Investment in subsidiary	58,577	53,253
Securities available-for-sale	466	439
Other assets	-	-
Total	$59,045	$53,694

Liabilities and shareholders' equity:
Liabilities	$99	$70
Capital stock and retained earnings	58,710	54,734
Accumulated other comprehensive income	236	(1,110)
Total	$59,045	$53,694

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Income:
Equity in undistributed earnings (loss) of subsidiary	$3,996	$4,184	$(4,246)
Dividends from subsidiary	1,131	1,043	1,206
Gain on sale of investment securities	-	27	-
Other income	20	19	17

Total income (loss)	5,147	5,273	(3,023)

Operating expenses	347	317	268

Income (loss) before taxes	4,800	4,956	(3,291)

Credit for income taxes	102	89	87

Net income (loss)	$4,902	$5,045	$(3,204)

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Bancorp net loss	$(225)	$(183)	$(164)
Equity in net income (loss) of subsidiary	5,127	5,228	(3,040)
Net income (loss)	4,902	5,045	(3,204)

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	27	17	47
Reclassification adjustment for gains realized in income	-	(27)	-
Net unrealized gains (losses)	27	(10)	47
Tax effect	(9)	3	(16)
Unrealized gain (loss), net of tax	18	(7)	31
Equity in other comprehensive income of subsidiariy	1,328	2,714	5,346
Other comprehensive income, net of tax	1,346	2,707	5,377
Total comprehensive income, net of tax	$6,248	$7,752	$2,173

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,902	$5,045	$(3,204)
Adjustments to reconcile net (loss) income to net cash used in operations:
Equity in (earnings) loss of subsidiary	(5,127)	(5,228)	3,040
Stock-based compensation expense	15	24	7
Gain on sale of investment securities	-	(27)	-
Changes in other assets and liabilities, net	20	14	(14)
Net cash used in operating activities	(190)	(172)	(171)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,131	1,043	1,207
Proceeds from sales of investment securities	-	55	-
Net cash provided by investing activities	1,131	1,098	1,207

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(1,493)	(1,478)	(1,453)
Cash contributions from dividend reinvestment plan	486	485	305
Withholdings to purchase capital stock	67	67	67
Net cash used in financing activities	(941)	(926)	(1,081)
Net decrease in cash	-	-	(45)

Cash, beginning	2	2	47

Cash, ending	$2	$2	$2

20.	SUBSEQUENT EVENT

In 2013, information became available which confirmed that the collateral value used in the initial impairment analysis of a non-accrual commercial real estate loan at December 31, 2012 was overestimated. As a result, the Company updated its impairment analysis for this loan and determined an additional $0.6 million provision for loan losses in 2012 was warranted. As of December 31, 2012, the Company had established a specific loan loss reserve against this credit in the amount of $1.2 million, reserving for the potential loss. In the event the property value further declines, additional losses may be recognized in 2013 at which time additional provision for loan loss and potential charge-offs may occur. In the event a payoff settlement fails to occur, the Company will most likely be required to acquire and retain the property as ORE, until sold. If the Company is required to take ownership, the Company estimates its share of the annual carrying costs to approximate $0.6 million.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A: CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

Item 9B:       OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11: EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders to be filed with the SEC.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders to be filed with the SEC.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 15 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders to be filed with the SEC.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
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

*10.15 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Raymond J. Fox, dated January 14, 2013. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2013.

11 Statement regarding computation of earnings per share. Included herein in Note 13 “Earnings per Share”, contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders. Incorporated by reference to the 2012 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2012 and 2011; Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010. **

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 26, 2013	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 26, 2013	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel j. Santaniello	March 26, 2013
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 26, 2013
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 26, 2013
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 26, 2013
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 26, 2013
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 26, 2013
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 26, 2013
Brian J. Cali, Director

By:	/s/ Kristin Dempsey O’Donnell	March 26, 2013
Kristin Dempsey O’Donnell, Director

By:
Richard Lettieri, Director

Exhibit Index	Page

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.	*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.3 Registrant’s Dividend Reinvestment and Stock Repurchase Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012.	*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.	*

10.10 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.11 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.12 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and John T. Piszak, dated March 23, 2011. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.13 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.14 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.15 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Raymond J. Fox, dated January 14, 2013. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2013.	*

11 Statement regarding computation of earnings per share. Included herein Note 13, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	83

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	16

13 Annual Report to Shareholders. Incorporated by reference to the 2012 Annual Report to Shareholders filed with the SEC on Form ARS.	*

14 Code of Ethics. Incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K filed with the SEC on March 29, 2004.	*

21 Subsidiaries of the Registrant.	98

23 Consent of Independent Registered Public Accounting Firm.	99

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	100

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	101

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	102

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	102

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2012 and 2011; Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

*Incorporated by Reference

