Form 10-Q
period 2013-03-31
FIDELITY D & D BANCORP INC
filed 2013-05-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ YES ☒ NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2013, the latest practicable date, was 2,342,635 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2013

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(dollars in thousands)	March 31, 2013	December 31, 2012

Assets:
Cash and due from banks	$9,042	$12,657
Interest-bearing deposits with financial institutions	11,688	9,189

Total cash and cash equivalents	20,730	21,846

Available-for-sale securities	99,223	100,441
Held-to-maturity securities	273	289
Federal Home Loan Bank stock	2,238	2,624
Loans and leases, net (allowance for loan losses of $8,236 in 2013; $8,972 in 2012)	440,375	424,584
Loans held-for-sale (fair value $2,100 in 2013, $10,824 in 2012)	2,066	10,545
Foreclosed assets held-for-sale	2,302	1,607
Bank premises and equipment, net	13,876	14,127
Cash surrender value of bank owned life insurance	10,146	10,065
Accrued interest receivable	1,987	1,985
Other assets	14,955	13,412

Total assets	$608,171	$601,525

Liabilities:
Deposits:
Interest-bearing	$391,611	$388,625
Non-interest-bearing	122,855	126,035

Total deposits	514,466	514,660

Accrued interest payable and other liabilities	4,333	3,863
Short-term borrowings	13,593	8,056
Long-term debt	16,000	16,000

Total liabilities	548,392	542,579

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,342,635 in 2013; and 2,323,248 in 2012)	24,116	23,711
Retained earnings	35,807	34,999
Accumulated other comprehensive (loss) income	(144)	236

Total shareholders' equity	59,779	58,946

Total liabilities and shareholders' equity	$608,171	$601,525

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three months ended
(dollars in thousands except per share data)	March 31, 2013	March 31, 2012

Interest income:
Loans and leases:
Taxable	$5,370	$5,280
Nontaxable	99	136
Interest-bearing deposits with financial institutions	12	28
Investment securities:
U.S. government agency and corporations	179	281
States and political subdivisions (nontaxable)	290	309
Other securities	18	18
Total interest income	5,968	6,052

Interest expense:
Deposits	515	684
Securities sold under repurchase agreements	9	15
Other short-term borrowings and other	1	-
Long-term debt	210	239
Total interest expense	735	938

Net interest income	5,233	5,114

Provision for loan losses	550	700
Net interest income after provision for loan losses	4,683	4,414

Other income:
Service charges on deposit accounts	452	419
Interchange fees	272	254
Fees from trust fiduciary activities	149	158
Fees from financial services	155	168
Service charges on loans	234	294
Fees and other revenue	111	74
Earnings on bank-owned life insurance	81	80
Gain (loss) on sale, recovery, or disposal of:
Loans	504	395
Investment securities	119	254
Foreclosed assets held-for-sale	(19)	(15)
Write-down of foreclosed assets held-for-sale	(25)	(25)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(61)	(210)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income (loss))	61	105
Net impairment losses on investment securities	-	(105)
Total other income	2,033	1,951

Other expenses:
Salaries and employee benefits	2,474	2,357
Premises and equipment	854	898
Advertising and marketing	252	152
Professional services	249	306
FDIC assessment	126	122
Loan collection	195	121
Other real estate owned	88	17
Office supplies and postage	102	119
Other	505	621
Total other expenses	4,845	4,713

Income before income taxes	1,871	1,652

Provision for income taxes	477	395
Net income	$1,394	$1,257
Per share data:
Net income - basic	$0.60	$0.56
Net income - diluted	$0.60	$0.56
Dividends	$0.25	$0.25

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2013	2012

Net income	$1,394	$1,257

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale securities	(417)	499
Reclassification adjustment for net gains realized in income	(119)	(254)
Net impairment losses on investment securities	-	105
Net unrealized (loss) gain	(536)	350
Tax effect	182	(119)
Unrealized (loss) gain, net of tax	(354)	231
Non-credit-related impairment (loss) gain on investment securities not expected to be sold	(39)	44
Tax effect	13	(15)
Net non-credit-related impairment (loss) gain on investment securities	(26)	29
Other comprehensive (loss) income, net of tax	(380)	260
Total comprehensive income, net of tax	$1,014	$1,517

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2013 and 2012

(Unaudited)

				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Net income			1,257		1,257
Other comprehensive income				260	260
Issuance of common stock through Employee Stock Purchase Plan	3,874	67			67
Issuance of common stock through Dividend Reinvestment Plan	15,080	322			322
Stock-based compensation expense		12			12
Cash dividends declared			(565)		(565)
Balance, March 31, 2012	2,273,496	$22,755	$33,072	$(850)	$54,977

Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			1,394		1,394
Other comprehensive loss				(380)	(380)
Issuance of common stock through Employee Stock Purchase Plan	4,256	78			78
Issuance of common stock through Dividend Reinvestment Plan	15,131	298			298
Stock-based compensation expense		29			29
Cash dividends declared			(586)		(586)
Balance, March 31, 2013	2,342,635	$24,116	$35,807	$(144)	$59,779

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$1,394	$1,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	853	845
Provision for loan losses	550	700
Deferred income tax expense (benefit)	387	(160)
Stock-based compensation expense	29	12
Proceeds from sale of loans held-for-sale	27,951	19,057
Originations of loans held-for-sale	(18,573)	(15,347)
Write-down of foreclosed assets held-for-sale	25	25
Earnings on bank-owned life insurance	(81)	(80)
Net gain from sales of loans	(504)	(395)
Net gain from sales of investment securities	(111)	(251)
Net loss from sales of foreclosed assets held-for-sale	19	15
Other-than-temporary impairment on securities	-	105
Change in:
Accrued interest receivable	(8)	40
Other assets	(1,594)	221
Accrued interest payable and other liabilities	512	(3,909)

Net cash provided by operating activities	10,849	2,135

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	16	26
Available-for-sale securities:
Proceeds from sales	756	3,571
Proceeds from maturities, calls and principal pay-downs	9,182	8,519
Purchases	(9,558)	(18,755)
Decrease in FHLB stock	386	185
Net increase in loans and leases	(17,844)	(16,328)
Acquisition of bank premises and equipment	(111)	(828)
Proceeds from sale of foreclosed assets held-for-sale	76	72

Net cash used by investing activities	(17,097)	(23,538)

Cash flows from financing activities:
Net (decrease) increase in deposits	(195)	32,363
Net increase in short-term borrowings	5,537	7,731
Repayments of long-term debt	-	(5,000)
Proceeds from employee stock purchase plan participants	78	67
Dividends paid, net of dividends reinvested	(367)	(373)
Proceeds from dividend reinvestment plan participants	79	131

Net cash provided by financing activities	5,132	34,919

Net (decrease) increase in cash and cash equivalents	(1,116)	13,516

Cash and cash equivalents, beginning	21,846	52,165

Cash and cash equivalents, ending	$20,730	$65,681

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at March 31, 2013 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values of the other investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. For the pooled trust preferred securities, management is unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined the market for these securities to be inactive. In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold. As of March 31, 2013 and December 31, 2012, loans classified as HFS consisted of residential mortgages.

During the first quarter of 2013, the Company commenced its automobile leasing operations, a component of auto loans and leases in the consumer segment of the loan portfolio. Financing of automobiles, provided to customers under lease arrangements of varying terms, are accounted for as direct finance leases. Interest on automobile direct finance leasing is determined using the interest method. Generally, the interest method is used to arrive at a level effective yield over the life of the lease.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions. For the three months ended March 31, 2013 and 2012, the Company paid interest of $0.7 million and $1.0 million, respectively. The Company was not required to pay income taxes in the first quarters of 2013or 2012. Transfers from loans to foreclosed assets held-for-sale amounted to $0.8 million and $0.9 million during the three months ended March 31, 2013 and 2012. During the same respective periods, transfers from loans to loans HFS amounted to $1.0 million and $1.4 million. Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued the accounting update related to; Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The new requirement is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The provisions of this accounting update require expanded financial reporting disclosures.

3. Accumulated other comprehensive income (loss)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated comprehensive income (loss) as of and for the three months ended March 31, 2013:

		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

March 31, 2013
Beginning balance	$1,905	$(1,669)	$236

Other comprehensive loss before reclassifications	(275)	(26)	(301)
Amounts reclassified from accumulated other comprehensive income	(79)	-	(79)
Net current-period other comprehensive loss	(354)	(26)	(380)
Ending balance	$1,551	$(1,695)	$(144)

In the table above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other	Amount reclassified from
comprehensive income components	accumulated other	Affected line item in the statement
(dollars in thousands)	comprehensive income	where net income is presented
March 31, 2013
Unrealized gains on available-for- sale securities
	$119	Gain on sale, recovery, or disposal of investment securities
	-	Net impairment losses on investment securities
	119	Income before income taxes
	(40)	Provision for income taxes
Total reclassifications for the period	$79	Net income

4. Investment securities

The amortized cost and fair value of investment securities at March 31, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2013
Held-to-maturity securities:
MBS - GSE residential	$273	$29	$-	$302

Available-for-sale securities:
Agency - GSE	$15,230	$81	$22	$15,289
Obligations of states and political subdivisions	28,447	2,334	44	30,737
Corporate bonds:
Pooled trust preferred securities	6,277	247	4,725	1,799
MBS - GSE residential	49,192	1,778	46	50,924

Total debt securities	99,146	4,440	4,837	98,749

Equity securities - financial services	295	179	-	474

Total available-for-sale securities	$99,441	$4,619	$4,837	$99,223

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2012
Held-to-maturity securities:
MBS - GSE residential	$289	$31	$-	$320

Available-for-sale securities:
Agency - GSE	$17,651	$102	$13	$17,740
Obligations of states and political subdivisions	26,979	2,879	1	29,857
Corporate bonds:
Pooled trust preferred securities	6,323	185	4,683	1,825
MBS - GSE residential	48,836	1,761	44	50,553

Total debt securities	99,789	4,927	4,741	99,975

Equity securities - financial services	295	171	-	466

Total available-for-sale securities	$100,084	$5,098	$4,741	$100,441

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$273	$302

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,426	$2,438
Due after one year through five years	12,195	12,242
Due after five years through ten years	2,715	2,909
Due after ten years	32,618	30,236

Total debt securities	49,954	47,825

MBS - GSE residential	49,192	50,924

Total available-for-sale debt securities	$99,146	$98,749

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2013
Agency - GSE	$3,121	$22	$-	$-	$3,121	$22
Obligations of states and political subdivisions	1,805	44	-	-	1,805	44
Corporate bonds:
Pooled trust preferred securities	-	-	1,140	4,725	1,140	4,725
MBS - GSE residential	8,550	46	-	-	8,550	46
Total temporarily impaired securities	$13,476	$112	$1,140	$4,725	$14,616	$4,837
Number of securities	13		7		20

December 31, 2012
Agency - GSE	$1,017	$13	$-	$-	$1,017	$13
Obligations of states and political subdivisions	281	1	-	-	281	1
Corporate bonds:
Pooled trust preferred securities	-	-	1,639	4,683	1,639	4,683
MBS - GSE residential	6,214	44	-	-	6,214	44
Total securities Total temporarily impaired securities	$7,512	$58	$1,639	$4,683	$9,151	$4,741
Number of securities	5		8		13

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

The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive (loss) income (OCI). Non-credit-related OTTI is based on other factors affecting market value, including illiquidity. Presentation of OTTI is made in the consolidated statements of income on a gross basis with an offset for the amount of non-credit-related OTTI recognized in OCI.

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

For all security types, as of March 31, 2013, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions. Following is a description of the security types within the Company’s investment portfolio.

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

In the above security types, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality. Accordingly, as of March 31, 2013, recognition of OTTI on these securities was unnecessary.

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

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated:

	Three months ended
	March 31,
(dollars in thousands)	2013	2012
Pooled trust preferred securities:
PreTSL IX, B1, B3	$-	$18
PreTSL XVIII, C	-	87
Total	$-	$105

The following is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Three months ended
	March 31, 2013
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,416)	$(15,416)
Additions for credit-related OTTI not previously recognized	-	-	-
Additional credit-related OTTI previously recognized when there is no intent to sell before recovery of amortized cost basis	-	-	-
Ending balance of credit-related OTTI	$-	$(15,416)	$(15,416)

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

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI. The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations. ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition. The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality and ASC 325 is used for the remaining eleven securities. In summary, the quarterly evaluations indicated there was no significant adverse change in cash flows in the securities. As a result, there was no credit related OTTI recorded during the quarter ended March 31, 2013.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization. The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition. PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary. PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and whether OTTI is deemed to have occurred. An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI. To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost. In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition. The application of the guidance on this security did not result in an adverse change in cash flows when compared to the last measurements and therefore, no credit related OTTI was recorded during 2013.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets. For these securities, the Company applies the guidance of ASC 325. Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to current earnings. The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost. In applying this guidance to the remaining securities, none of the securities measured an adverse change in cash flows and therefore no credit related OTTI was recorded in the first quarter of 2013.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated:

(dollars in thousands)		March 31, 2013		December 31, 2012
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$27	$-	$27
Pre TSL VII	Mezzanine	-	121	-	125
Pre TSL IX	B-1,B-3	1,488	549	1,507	630
Pre TSL XI	B-3	1,020	292	1,053	305
Pre TSL XV	B-1	-	28	-	33
Pre TSL XVIII	C	167	-	167	-
Pre TSL XIX	C	316	-	316	-
Pre TSL XXIV	B-1	407	15	407	12
		$3,398	$1,032	$3,450	$1,132

Non-accrual securities have experienced impairment of principal, and interest was “paid-in-kind”. When these two conditions exist, the security is placed on non-accrual status. Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of March 31, 2013:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$483	$71	Caa2 / CCC	6 / -	$18,000	27.1	$10,363	19.9	36.6
Pre TSL V	Mezzanine	-	27	27	C / D	3 / -	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	121	121	Ca / C	16 / -	85,000	45.7	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,488	549	(939)	Ca / C	46 / -	101,280	27.0	None	N/A	5.3
Pre TSL XI	B-3	1,020	292	(728)	Ca / C	62 / -	182,250	31.8	None	N/A	N/A
Pre TSL XV	B-1	-	28	28	C / C	63 / 7	207,263	36.9	None	N/A	N/A
Pre TSL XVI	C	-	-	-	C / C	49 / 7	252,070	44.1	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	50 / 6	195,790	41.4	None	N/A	N/A
Pre TSL XVIII	C	167	-	(167)	Ca / C	64 / 14	194,140	29.5	None	N/A	N/A
Pre TSL XIX	C	316	-	(316)	C / C	53 / 14	145,100	23.2	None	N/A	2.9
Pre TSL XXIV	B-1	407	15	(392)	Ca / CC	77 / 11	337,500	33.8	None	N/A	16.6
Pre TSL XXV	C-1	-	-	-	C / C	63/ 8	257,000	32.4	None	N/A	3.0
Pre TSL XXVII	B	2,467	284	(2,183)	Ca / CC	40 / 7	81,800	26.1	8,504	3.7	28.4
		$6,277	$1,799	$(4,478)

(1)	All ratings have been updated through March 31, 2013.
(2)	Excess subordination represents the excess (if any) of the amount of performing collateral over the given class of bonds.

(3)	Effective subordination represents the estimated percentage of the performing collateral that would need to defer or default at the next payment in order to trigger a loss of principal or interest. This differs from excess subordination in that it considers the effect of excess interest earned on the performing collateral.

For a further discussion on the fair value determination of the Company’s investment in PreTSLs and other financial instruments, see Note 8, “Fair value measurements”.

5. Loans and leases

The classifications of loans and leases at March 31, 2013 and December 31, 2012 are summarized as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial	$64,099	$65,110
Commercial real estate:
Non-owner occupied	89,884	81,998
Owner occupied	82,413	80,509
Construction	8,324	10,679
Consumer:
Home equity installment	32,419	32,828
Home equity line of credit	34,208	34,169
Auto loans and leases	17,373	17,411
Other	5,176	6,139
Residential:
Real estate	105,751	96,765
Construction	8,988	7,948
Total	448,635	433,556
Less:
Allowance for loan losses	(8,236)	(8,972)
Unearned lease revenue	(24)	-

Loans and leases, net	$440,375	$424,584

Net deferred loan costs of $1.0 million have been added to the carrying values of loans at March 31, 2013 and December 31, 2012, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate amount of mortgages serviced amounted to $220.8 million as of March 31, 2013 and $214.7 million as of December 31, 2012.

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

Non-accrual loans

The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. Commercial and industrial and commercial real estate loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest and unsecured consumer loans are charged off when the loan is 90 days or more past due as to principal and interest. The Company considers all non-accrual loans to be impaired loans.

Non-accrual loans, segregated by class, at March 31, 2013 and December 31, 2012, were as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial	$18	$18

Commercial real estate:

Non-owner occupied	1,825	1,884
Owner occupied	3,708	5,031
Construction	1,119	1,123

Consumer:

Home equity installment	838	1,306
Home equity line of credit	415	381
Other	42	48

Residential:

Real estate	1,777	2,330

Total	$9,742	$12,121

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans. The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest per the original terms with the maturity date adjusted accordingly.  Home equity and automobile loan modifications are typically not granted and therefore standard modification terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed on non-accrual status. As of March 31, 2013 and December 31, 2012, total TDRs amounted to $2.2 million of which $1.1 million were on non-accrual status.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified in a TDR during the first quarter ending March 31, 2013. There were no loans modified in a TDR during the twelve months ended March 31, 2013 that subsequently defaulted during the three months ended March 31, 2013.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest are not received by the due date. An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
March 31, 2013	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$58	$-	$251	$309	$63,790	$64,099	$233
Commercial real estate:
Non-owner occupied	964	40	1,825	2,829	87,055	89,884	-
Owner occupied	161	408	3,847	4,416	77,997	82,413	139
Construction	-	-	1,119	1,119	7,205	8,324	-
Consumer:
Home equity installment	420	86	863	1,369	31,050	32,419	25
Home equity line of credit	29	-	415	444	33,764	34,208	-
Auto loans and leases	115	4	2	121	17,228	17,349	2
Other	1	1	43	45	5,131	5,176	1
Residential:
Real estate	1,727	-	2,218	3,945	101,806	105,751	441
Construction	-	-	-	-	8,988	8,988	-
Total	$3,475	$539	$10,583	$14,597	$434,014	$448,611	$841

* Includes $9.7 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$676	$15	$254	$945	$64,165	$65,110	$236
Commercial real estate:
Non-owner occupied	-	141	1,884	2,025	79,973	81,998	-
Owner occupied	208	282	5,439	5,929	74,580	80,509	408
Construction	-	-	1,123	1,123	9,556	10,679	-
Consumer:
Home equity installment	216	132	1,325	1,673	31,155	32,828	19
Home equity line of credit	-	66	381	447	33,722	34,169	-
Auto	459	30	16	505	16,906	17,411	16
Other	48	4	65	117	6,022	6,139	17
Residential:
Real estate	99	544	3,357	4,000	92,765	96,765	1,027
Construction	-	-	-	-	7,948	7,948	-
Total	$1,706	$1,214	$13,844	$16,764	$416,792	$433,556	$1,723

* Includes $12.1 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are taken into account. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans may include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors. As of March 31, 2013 and December 31, 2012, impaired loans consisted of non-accrual loans and TDRs.

At March 31, 2013, impaired loans consisted of accruing TDRs totaling $1.1 million and $9.7 million of non-accrual loans. At December 31, 2012, impaired loans consisted of accruing TDRs totaling $1.1 million and $12.1 million of non-accrual loans. As of March 31, 2013 and December 31, 2012, the non-accrual loans included non-accruing TDRs of $1.1 million. Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts. Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
March 31, 2013
Commercial & industrial	$59	$8	$50	$58	$4	$186	$1	$-
Commercial real estate:
Non-owner occupied	2,376	872	1,446	2,318	216	3,572	7	11
Owner occupied	5,618	-	4,266	4,266	-	6,416	16	-
Construction	1,119	210	909	1,119	194	1,034	-	-
Consumer:
Home equity installment	947	518	320	838	32	988	29	-
Home equity line of credit	475	144	271	415	31	420	-	-
Auto loans and leases	-	-	-	-	-	1	-	-
Other	102	-	42	42	-	44	-	-
Residential:
Real Estate	1,921	503	1,274	1,777	85	2,231	32	-
Construction	-	-	-	-	-	28	-	-
Total	$12,617	$2,255	$8,578	$10,833	$562	$14,920	$85	$11

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2012
Commercial & industrial	$52	$8	$52	$60	$4	$275	$4	$-
Commercial real estate:
Non-owner occupied	2,431	957	1,420	2,377	233	4,172	152	20
Owner occupied	5,940	4,500	1,099	5,599	1,230	7,292	121	-
Construction	1,123	210	913	1,123	194	941	-	-
Consumer:
Home equity installment	1,480	524	782	1,306	38	1,023	-	-
Home equity line of credit	435	144	237	381	31	482	-	-
Auto	-	-	-	-	-	1	-	-
Other	102	16	32	48	8	36	-	-
Residential:
Real Estate	2,688	564	1,766	2,330	76	2,342	17	-
Construction	-	-	-	-	-	44	-	-
Total	$14,251	$6,923	$6,301	$13,224	$1,814	$16,608	$294	$20

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

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt. The collateral pledged may be lacking in quality or quantity. Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth. The payment history indicates chronic delinquency problems. Management is considered to be weak. There is a distinct possibility that the Company may sustain a loss. All loans on non-accrual are rated substandard. Loans 90 days or more past due unless otherwise fully supported should be classified substandard. Also, borrowers that are bankrupt are substandard.

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012

Pass	$61,069	$61,821	$80,758	$72,738	$77,276	$73,922	$5,708	$8,094

Special mention	2,450	2,221	3,860	3,520	212	222	1,453	1,422

Substandard	580	1,068	5,266	5,740	4,925	6,365	1,163	1,163

Doubtful	-	-	-	-	-	-	-	-

Total	$64,099	$65,110	$89,884	$81,998	$82,413	$80,509	$8,324	$10,679

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012

Performing	$31,556	$31,503	$33,793	$33,788	$17,347	$17,395	$5,133	$6,074

Non-performing	863	1,325	415	381	2	16	43	65

Total	$32,419	$32,828	$34,208	$34,169	$17,349	$17,411	$5,176	$6,139

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	3/31/2013	12/31/2012	3/31/2013	12/31/2012

Performing	$103,533	$93,408	$8,988	$7,948

Non-performing	2,218	3,357	-	-

Total	$105,751	$96,765	$8,988	$7,948

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

Each quarter, management performs an assessment of the allowance for loan losses. The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable. The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating. In the first quarter of 2013, the Company did not change its policy or methodology in calculating the allowance for loan losses from the policy or methodology used in 2012.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2013

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	44	1,244	39	39	-	1,366
Recoveries	4	3	73	-	-	80
Provision	(28)	62	(92)	194	414	550
Ending balance	$854	$3,729	$1,581	$1,658	$414	$8,236
Ending balance: individually evaluated for impairment	$4	$410	$63	$85		$562
Ending balance: collectively evaluated for impairment	$850	$3,319	$1,518	$1,573		$7,260
Loans Receivables:
Ending balance	$64,099	$180,621	$89,152	$114,739		$448,611
Ending balance: individually evaluated for impairment	$58	$7,703	$1,295	$1,777		$10,833
Ending balance: collectively evaluated for impairment	$64,041	$172,918	$87,857	$112,962		$437,778

As of and for the year ended December 31, 2012

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	185	1,335	737	231	-	2,488
Recoveries	26	46	30	-	-	102
Provision	(140)	2,218	911	683	(422)	3,250
Ending balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Ending balance: individually evaluated for impairment	$4	$1,657	$77	$76		$1,814
Ending balance: collectively evaluated for impairment	$918	$3,251	$1,562	$1,427		$7,158
Loans Receivables:
Ending balance	$65,110	$173,186	$90,547	$104,713		$433,556
Ending balance: individually evaluated for impairment	$60	$9,099	$1,735	$2,330		$13,224
Ending balance: collectively evaluated for impairment	$65,050	$164,087	$88,812	$102,383		$420,332

Information related to the change in the allowance for loan losses as of and for the three months ended March 31, 2012 is a follows:

As of and for the three months ended March 31, 2012

	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	-	275	207	17	-	499
Recoveries	8	-	3	-	-	11
Provision	(23)	337	222	164	-	700
Ending balance	$1,206	$4,041	$1,453	$1,198	$422	$8,320

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock. Since the average share market prices of the Company’s common stock, during the three months ended March 31, 2013 and 2012, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options. For restricted stock, dilution would occur from the Company’s unvested shares. There were 14,151 unvested restricted share grants outstanding as of March 31, 2013. There were no restricted share grants outstanding as of March 31, 2012.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options and unvested restricted stock. Under the treasury stock method, the assumed proceeds, as defined, received from shares issued in a hypothetical stock option exercise or restricted stock grant, are assumed to be used to purchase treasury stock. Pursuant to the accounting guidance for earnings per share, proceeds include: amounts received from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized in earnings; and any windfall tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity). The Company does not consider awards from share-based grants in the computation of basic EPS.

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2013	2012
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,394	$1,257
Weighted-average common shares outstanding	2,330,325	2,261,380
Basic EPS	$0.60	$0.56

Diluted EPS:
Net income available to common shareholders	$1,394	$1,257
Weighted-average common shares outstanding	2,330,325	2,261,380
Potentially dilutive common shares	5,453	-
Weighted-average common and potentially dilutive shares outstanding	2,335,778	2,261,380
Diluted EPS	$0.60	$0.56

7. Stock plans

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards, and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance. The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. The stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors. The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the common stock of the Company to secure, retain and motivate employees who may be responsible for the operation and for the management of the affairs of the Company and to secure, retain and motivate the members of the Company’s board of directors, thereby aligning the interest of its employees and directors with the interest of its shareholders. In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

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

In the 2012 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance. In the Omnibus Stock Incentive Plan, 6,000 and 151 restricted stock awards were granted to employees during the first quarter of 2013 and the second quarter of 2012, respectively. The grants will vest over periods ranging from one to four years. Normally, the Company recognizes share-based compensation expense over the requisite service or vesting period. Due to immateriality however, the entire expense, or $2 thousand, from the 2012 grant was recognized on the date of grant.

In the 2012 Director Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for issuance under the plan. In the Director Stock Incentive Plan, 8,000 restricted stock awards were granted to the members of the board of directors during the first quarter of 2013. The grants will vest over a period of two years. Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2012 and 2013 under the 2012 stock incentive plans:

	2013			2012
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	8,000	$21.20	2 yrs - 50% per year	-	$-
Omnibus plan	6,000	21.20	4 yrs - 25% per year	151	21.50	1 year
Total	14,000	$21.20		151	$21.50

The following tables illustrate stock-based compensation expense recognized during the three months ended March 31, 2013 and 2012 and the unrecognized stock-based compensation expense as of March 31, 2013 and December 31, 2012:

	Three months ended
	March 31,
(dollars in thousands)	2013	2012
Stock-based compensation expense:
Director plan	$14	$-
Omnibus plan	5	-

Total stock-based compensation expense	$19	$-

	As of
(dollars in thousands)	March 31, 2013	December 31, 2012
Unrecognized stock-based compensation expense:
Director plan	$155	$-
Omnibus plan	122	-

Total unrecognized stock-based compensation expense	$277	$-

The unrecognized stock-based compensation expense as of March 31, 2013 will be recognized ratably over the periods ended January 2015 and January 2017 for the Director Plan and the Omnibus Plan, respectively.

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period. As of March 31, 2013, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $23.20 per share.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2013, 29,956 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. Therefore, the Company recognizes compensation expense on its ESPP on the date the shares are purchased. For the three months ended March 31, 2013 and 2012, compensation expense related to the ESPP approximated $10 thousand and $12 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

8. Fair value measurements

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$20,730	$20,730	$20,730	$-	$-
Held-to-maturity securities	273	302	-	302	-
Available-for-sale securities	99,223	99,223	474	96,950	1,799
FHLB Stock	2,238	2,238	-	-	-
Loans and leases, net	440,375	445,915	-	-	445,915
Loans held-for-sale	2,066	2,100	-	2,100	-
Accrued interest	1,987	1,987	-	1,987	-

Financial liabilities:
Deposit liabilities	514,466	515,294	-	515,294	-
Short-term borrowings	13,593	13,593	-	13,593	-
Long-term debt	16,000	18,513	-	18,513	-
Accrued interest	198	198	-	198	-

December 31, 2012
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$21,846	$21,846	$21,846	$-	$-
Held-to-maturity securities	289	320	-	320	-
Available-for-sale securities	100,441	100,441	466	98,150	1,825
FHLB Stock	2,624	2,624	-	-	-
Loans, net	424,584	430,861	-	-	430,861
Loans held-for-sale	10,545	10,824	-	10,824	-
Accrued interest	1,985	1,985	-	1,985	-

Financial liabilities:
Deposit liabilities	514,660	515,869	-	515,869	-
Short-term borrowings	8,056	8,056	-	8,056	-
Long-term debt	16,000	18,691	-	18,691	-
Accrued interest	195	195	-	195	-

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

Loans held-for-sale: The fair value of loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from FNMA or the FHLB.

Certificates of deposit: The fair value of certificates of deposit is based on discounted cash flows using rates which approximate market rates for deposits of similar maturities.

Long-term debt: Fair value is estimated using the rates currently offered for similar borrowings.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$15,289	$-	$15,289	$-
Obligations of states and political subdivisions	30,737	-	30,737	-
Corporate bonds:
Pooled trust preferred securities	1,799	-	-	1,799
MBS - GSE residential	50,924	-	50,924	-
Equity securities - financial services	474	474	-	-
Total available-for-sale securities	$99,223	$474	$96,950	$1,799

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,740	$-	$17,740	$-
Obligations of states and political subdivisions	29,857	-	29,857	-
Corporate bonds:
Pooled trust preferred securities	1,825	-	-	1,825
MBS - GSE residential	50,553	-	50,553	-
Equity securities - financial services	466	466	-	-
Total available-for-sale securities	$100,441	$466	$98,150	$1,825

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy. Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Assets classified as Level 2 use valuation techniques that are common to bond valuations. That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained. For the three months ended March 31, 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements as of the periods indicated:
		March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
	Valuation	Fair	Fair	Unobservable	Input	Input
(dollars in thousands)	technique	value	value	input	utilized	utilized
Available-for-sale securities:
Pooled trust preferred securities	discounted cash flow	$1,799	$1,825	- structural behavior;	issuer specific	issuer specific
				- estimated probability of default	3.71% - 3.82%	4.11% - 4.17%
				- correlation analysis among issuers	50% - 30%	50% - 30%
				- loss given default rate	100%	100%
				- prepayment rate	0%	0%
				- recovery rate	0%	0%
				- credit adjusted cash flow discount rate	0% - 38.2%	0% - 36.3%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities. As of March 31, 2013, the amortized cost and fair values amounted to $6.3 million and $1.8 million, respectively. The market for these securities is inactive – no new issues since late 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low probability of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds. Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments. Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach. This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs. The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio. The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;
•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;
•	Loss given default or cash lost to investor. Assumed to be 100% with no recovery:
•	Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security. No prepayments are assumed and the tranche coupon rate is used as the discount rate; and
•	Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes. The OLEV estimates a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data. The discount rates determined on an overall basis ranged from 0% to 38% as of March 31, 2013 and are applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated:

	As of and for the three months ended March 31,
(dollars in thousands)	2013	2012

Balance at beginning of period	$1,825	$1,466
Realized losses in earnings	-	(105)
Unrealized gains (losses) in OCI:
Gains	98	151
Losses	(78)	(108)
Pay down / settlement	(52)	(19)
Interest paid-in-kind	5	7
Accretion	1	1
Balance at end of period	$1,799	$1,393

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,693	$-	$-	$1,693
Other real estate owned	1,800	-	-	1,800
Total	$3,493	$-	$-	$3,493

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,109	$-	$-	$5,109
Other real estate owned	1,448	-	-	1,448
Other repossessed assets	6	-	-	6
Total	$6,563	$-	$-	$6,563

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

Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management.  Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various Level 3 inputs which are not identifiable.  These appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  At March 31, 2013, the range of liquidation expenses and other appraisal adjustments of the impaired loans was -3.27% to -30.83% (weighted-average -20.25%).  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2013, adjustments to the appraisal values for other real estate owned ranged from -20.05% to -94.74% (weighted average -34.24%).

For repossessed assets, consisting of one automobile as of December 31, 2012, the Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value. There were no other repossessed assets at March 31, 2013.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2013 compared to December 31, 2012 and a comparison of the results of operations for the three months ended March 31, 2013 and 2012. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2012 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	possible impacts of the capital and liquidity requirements proposed by the Basel III standards and other regulatory pronouncements, regulations and rules;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
▪	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
▪	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	slow economic conditions;
▪	acts of war or terrorism; and

▪	disruption of credit and equity markets.

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

General

Nationally, the unemployment rate continued to fall from 7.8% at December 31, 2012 to 7.6% at March 31, 2013, its lowest level since 2008. While the unemployment rate has been declining nationally, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local), after elevating in January and February to 11.2% and 10.2%, dropped back down to 9.5% at March 31, 2013, a slight 0.1 percentage point increase from 9.4% at December 31, 2012. Local economists and state labor analysts predict that unemployment rates will decline as the national economy improves. However, this economic improvement is anticipated to be slow-moving. The Scranton Metropolitan housing and real estate markets remain soft with median home values declining by 1% from year-end 2012. Sustaining high levels of unemployment and the prolonged weakness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolio.

The Company’s earnings depend primarily on net interest income. Net interest income is the difference between interest income and interest expense. Interest income is generated from yields earned on interest-earning assets, which consist principally of loans and investment securities. Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is determined by the Company’s interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Interest rate spread is significantly impacted by: changes in interest rates and market yield curves and their related impact on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in the marketplace.

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes. Non-interest income consists of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and foreclosed assets held-for-sale, the write-down to market value of foreclosed properties held-for-sale and from credit-related other-than-temporary impairment (OTTI) charges on investment securities. Non-interest expense consists of compensation and related employee benefit expenses, occupancy, equipment, data processing, advertising, marketing, FDIC insurance premiums, professional fees, loan collection, other real estate owned (ORE) expenses, supplies and other operating overhead.

Comparison of the results of operations

Three months ended March 31 2013 and 2012

Overview

Net income for the first quarter of 2013 was $1.4 million, or $0.60 per diluted share, compared to $1.3 million, or $0.56 per diluted share in the same 2012 quarter. An increase in net interest income coupled with a smaller provision for loan losses and marginally more non-interest income fully offset a minor increase in non-interest expense.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.91% and 9.49%, respectively, for the three months ended March 31, 2013 compared to 0.82% and 9.23%, respectively, for the three months ended March 31, 2012. The higher ROA and ROE was caused by the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.1 million, or 2%, in the first quarter of 2013 to $5.2 million, from $5.1 million recorded in the first quarter of 2012. The net interest rate spread increased to 3.66% for the three months ended March 31, 2013 from 3.55% for the three months ended March 31, 2012. Similarly, during the same period, the net interest margin increased to 3.84% from 3.73%. The rise in net interest income, spread and margin was due primarily to a $29.8 million increase in average residential mortgage loan balances that helped offset the impact lower yields had on interest-earning assets more so than did the lower rates paid on interest-bearing liabilities. The negative impact of the decrease in total average interest-earning assets of $2.4 million in the first quarter of 2013 compared to the first quarter of 2012 coupled with a 3 basis point decline in yield was not enough to offset the favorable impact of the decrease in interest-bearing liabilities of $27.6 million mostly from a decrease in money market, CD accounts and long-term debt with a 14 basis point decline in rates paid. The decline in interest-bearing funding was partially offset by a $23.7 million increase in average non-interest bearing deposits that helped further reduce funding costs by an additional 16 basis points during the quarter.

Total interest income decreased $0.1 million, or 1%, from $6.1 million for the quarter ended March 31, 2012 to $6.0 million for the first quarter of 2013. The decrease in interest income was due to a decline in the average yields in most all of the interest-earning asset portfolios offset partially by a larger average mortgage loan portfolio. The decline in the average yield of investments of 21 basis points in conjunction with a $10.8 million decrease in average interest-earning investment balances, resulted in a decrease of $0.1 million in investment interest income.

Interest expense for the three months ended March 31, 2013 was $0.7 million, a decrease of $0.2 million, or 22%, from $0.9 million recorded during the three months ended March 31, 2012. The decrease in interest expense was primarily due to decreases in the average cost paid on interest-bearing deposits and a lower level of long-term debt. The cost of interest-bearing deposits, which declined 12 basis points during the first quarter of 2013 compared to the same quarter of 2012, was caused mostly by lower rates paid on CDs of 32 basis points. The decrease in interest expense from borrowed funds was from the first quarter 2012 payoff of a $5.0 million, 3.61% FHLB advance that was scheduled to mature in 2013.

The low interest rate environment caused yields from earning assets to further decline and will most likely continue to do so throughout 2013 and therefore may compress the Company’s net interest margin. At 70 basis points, the Company’s cost of interest-bearing liabilities for the quarter ended March 31, 2013 is 14 basis points lower than the 0.84% paid in the first quarter of 2012. Other than retaining maturing long-term CDs, reducing deposit rates further would have a minimal cost-saving effect. The Company has been developing, with success, a strategy to strengthen its relationship with new and existing business customers thereby generating a higher level of average non-interest bearing DDA balances and reducing the Company’s overall cost of funds. Strategically deploying these funds into interest earning-assets such as the loan portfolio is an effective margin-enhancing strategy that the Company expects to continue to pursue and expand upon in 2013 thereby stabilizing net interest margin at acceptable levels.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates on deposits and repurchase agreements and to seek revenue enhancing strategies to combat the trend in declining interest income. The Company’s marketing department, in concert with ALM, lenders and deposit gatherers, continues to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits in order to contain the Company’s interest rate margin.

The tables that follow set forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2013			March 31, 2012
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$17,419	$12	0.29%	$44,765	$28	0.25%
Investments:
Agency - GSE	17,472	45	1.04	26,114	76	1.17
MBS - GSE residential	50,452	135	1.08	50,094	206	1.65
State and municipal	27,342	436	6.46	28,405	465	6.59
Other	9,059	20	0.88	10,471	20	0.77
Total investments	104,325	636	2.47	115,084	767	2.68

Loans and leases:
Commercial	241,763	3,023	5.07	235,631	3,080	5.26
Consumer	55,447	908	6.64	55,859	948	6.82
Residential real estate	153,611	1,588	4.19	123,758	1,457	4.73
Total loans and leases	450,821	5,519	4.97	415,248	5,485	5.31

Federal funds sold	441	-	0.26	289	-	0.25

Total interest-earning assets	573,006	6,167	4.36%	575,386	6,280	4.39%

Non-interest earning assets	44,950			41,246

Total Assets	$617,956			$616,632

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,875	$56	0.21%	$108,786	$59	0.22%
Interest-bearing checking	83,170	26	0.13	77,106	23	0.12
MMDA	80,543	104	0.52	105,615	151	0.57
CDs < $100,000	74,874	198	1.07	82,089	281	1.38
CDs > $100,000	41,271	130	1.28	41,234	169	1.65
Clubs	1,380	1	0.15	1,365	1	0.16
Total interest-bearing deposits	390,113	515	0.54	416,195	684	0.66

Repurchase agreements	17,377	9	0.21	16,036	15	0.38

Borrowed funds	16,239	211	5.26	19,081	239	5.04

Total interest-bearing liabilities	423,729	735	0.70%	451,312	938	0.84%

Non-interest bearing deposits	130,864			107,175

Non-interest bearing liabilities	3,811			3,355

Total liabilities	558,404			561,842

Shareholders' equity	59,552			54,790

Total liabilities and shareholders' equity	$617,956			$616,632
Net interest income		$5,432			$5,342

Net interest spread			3.66%			3.55%

Net interest margin			3.84%			3.73%

Cost of funds			0.54%			0.68%

In the preceding tables, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. This treatment allows a uniform comparison between yields on interest-earning assets. Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses. Net deferred loan cost amortization of $65.7 thousand and $16.7 thousand for the first quarters of 2013 and 2012, respectively, are included in interest income from loans. Securities include non-accrual securities. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source.

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses (the allowance) to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio. Loans determined to be uncollectible are charged off against the allowance. The required amount of the provision for loan losses, based upon the adequate level of the allowance, is subject to ongoing analysis of the loan portfolio. The Company’s Special Assets Committee meets periodically to review problem loans. The committee is comprised of management, including the senior loan officer, the chief risk officer, loan officers, loan workout officers and collection personnel. The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

Provisions for loan losses of $0.6 million were recorded for the first quarter of 2013 compared to $0.7 million during the first quarter of 2012.  Though the Company’s non-performing assets declined $6.2 million, compared to March 31, 2012, the first quarter 2013 provision was necessary to fund the allowance as a result of growth in the loan portfolio and to reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate. The allowance for loan losses was $8.2 million as of March 31, 2013, compared to approximately $9.0 million for December 31, 2012. The decrease in the allowance at March 31, 2013 reflects a charge down of a commercial real estate loan that was specifically reserved for in the fourth quarter of 2012.

Other income

For the three months ended March 31, 2013, non-interest income amounted to $2.0 million, a $0.1 million improvement, compared to $1.9 million in the same 2012 quarter. The improvement in 2013 was principally from $0.1 million more gains from the sales of loans and in the current year quarter, there were no OTTI charges incurred from impaired pooled trust preferred securities compared to $0.1 million in the first quarter of 2012. These items were partially offset by lower realized gains from the sales and principal recoveries of investment securities.

Other operating expenses

Other operating expenses increased $0.1 million, or 3%, in the first quarter of 2013 compared to the first quarter of 2012. Salary and employee benefits increased $0.1 million, or 5%, due to normal salary merit increases, higher amounts of employee incentive related expenses, the hiring of a chief operating officer in the third quarter of 2012 and higher benefit costs related to employee health insurance. The $0.1 million increase in advertising and marketing was due principally to spending for branch signage and television, newspaper and billboard media including creative production for the launch of a new Company campaign.  This effort should help create additional retail and business household acquisition opportunities for the Company’s sales and relationship staff. The increase in ORE expenses of $71 thousand was due to property additions and carrying more ORE properties, on average, in the first quarter of 2013 compared to 2012. The $0.1 million, or 18%, decrease in the other expense category was caused mostly by the non-recurring prepayment fee of $0.2 million incurred from the payoff of $5.0 million in long-term debt in first quarter of 2012.

Comparison of financial condition at

March 31, 2013 and December 31, 2012

Overview

Consolidated assets increased $6.7 million, or 1%, to $608.2 million as of March 31, 2013 from $601.5 million at December 31, 2012. The increase included growth in short-term borrowings of $5.5 million, consisting of repurchase agreements and a $0.8 million increase in shareholders’ equity from $1.4 million of net income partially offset by $0.3 million of dividends declared net of activity in the Company’s dividend reinvestment plan. The funding sources along with cash on hand were used to finance growth in the loan portfolio.

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

As of March 31, 2013, the carrying value of investment securities amounted to $99.5 million, or 16% of total assets, compared to $100.7 million, or 17% of total assets, at December 31, 2012. On March 31, 2013, approximately 52% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, unexpected deposit outflow, facility expansion or operations.

As of March 31, 2013, investment securities were comprised of HTM and AFS securities with carrying values of $0.3 million and $99.2 million, respectively. The AFS debt and equity securities were recorded with a combined net unrealized loss in the amount of $0.2 as of March 31, 2013 compared to an unrealized gain of $0.4 million as of December 31, 2012, respectively, or a net decline of $0.6 million during the first three months of 2013.

The Company’s investment policy is designed to complement its lending activity. During the three months ended March 31, 2013, the carrying value of total investments decreased $1.2 million, or 1%. With $15.8 million of growth in the loan portfolio, currently offering better returns than can be obtained in the capital markets, growth in investments will be considered after loan demand, facility expansion and unexpected deposit outflow. The Company will however, maintain a diverse investment portfolio to help mitigate overall risk and maintain a strong balance sheet.

A comparison of investment securities at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$51,197	51.5%	$50,842	50.5%
State & municipal subdivisions	30,737	30.8	29,857	29.6
Agency - GSE	15,289	15.4	17,740	17.6
Pooled trust preferred securities	1,799	1.8	1,825	1.8
Equity securities - financial services	474	0.5	466	0.5
Total	$99,496	100.0%	$100,730	100.0%

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs). As of March 31, 2013, the market for these securities and other issues of PreTSLs remained inactive. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels. There has not been a new PreTSL issue since 2007. Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market. There are currently very few market participants who are willing and/or able to transact for these securities. The Company has determined that the volume of trading activity in PreTSLs is minor, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle. Therefore, the Company has concluded that the market for these securities is inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exist with dislocation between spreads and default activity resulting in difficulties in assessing relative observable market inputs to determine fair value. To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics. Therefore, in lieu of a market-quote approach to determine fair value of the PreTSL portfolio, a fair value “Level 3” modeled income approach is utilized. The income approach maximizes the use of observable inputs and minimizes the use of unobservable inputs and is more representative of fair value than the market-quote approach in markets that are inactive. Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior. Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the three months ended March 31, 2013, the Company engaged a structured finance products specialist firm to analyze the seven securities (eight tranches) in the portfolio that have an amortized cost basis. The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest. One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary. The firm applied the following steps and assumptions to the remaining six securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

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

The results of the OTTI analysis (refer to Note 4, “Investment securities”, within the notes to the consolidated financial statements for a complete description of the analysis performed) determined as of and for the three months ended March 31, 2013, the estimated value, based on the expected discounted cash flow, of all securities was sufficient to recover the amortized cost basis, and therefore no credit-related OTTI was needed for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012. Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income. Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. The Company was not required to purchase FHLB stock during 2013 and 2012. Excess stock is typically repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company typically earns a return or dividend on the amount invested. In order to preserve its capital, in 2008 the FHLB declared a suspension on the redemption of its stock and ceased payment of quarterly dividends until such time it becomes prudent to reinstate either or both. In 2010, the FHLB announced a partial lifting of the stock redemption provision of the suspension. Since then, the Company has been able to periodically redeem its shares. Also, in all four quarters of 2012 and the first quarter of 2013 the FHLB declared cash dividends – the first since the 2008 suspension. Future redemptions and dividend payments will be predicated on the financial performance and health of the FHLB. Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other than temporarily impaired. There can be no assurance that future negative changes to the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings. The Company will continue to monitor the financial condition of the FHLB and assess its future ability to resume normal dividend payments and stock redemption activities.

Loans held-for-sale (HFS)

Upon origination, residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as HFS. In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected. Consideration is given to the Company’s current liquidity position and projected future liquidity needs. To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS. The carrying value of loans HFS is at the lower of cost or estimated fair value. If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings. Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs. As of March 31, 2013 and December 31, 2012, loans HFS consisted of residential mortgage loans.

As of March 31, 2013, loans HFS amounted to $2.1 million which approximated fair value, compared to $10.5 million, respectively, at December 31, 2012. During the three months ended March 31, 2013, residential mortgage loans with principal balances of $27.7 million were sold into the secondary market and the Company recognized net gains of approximately $0.5 million, compared to $18.8 million and $0.4 million, respectively during the three months ended March 31, 2012. There were no sales of SBA loans during the first quarters of 2013 and 2012. Gains of $41 thousand, deferred from sales in the fourth quarter of 2012, were recognized in the first quarter of 2013.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships with its loyal customer base. At March 31, 2013 and December 31, 2012, the servicing portfolio balance of sold residential mortgage loans was $220.8 million and $214.7 million, respectively.

Loans and leases

The focus of our Company is expanding and developing relationships within our primary market. We originate loans primarily in Lackawanna and Luzerne counties for commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans. The volume of activity is in direct proportion to demand, and current and anticipated interest rate levels. Although our local economy does show signs of improvement, our strategy remains steadfast of being conservative while providing assistance to our customers and prospects as well as helping our local economy. We strive to keep risk exposure at a manageable level through loan participations (sharing loans with other financial institutions to reduce exposure), the utilization of various guaranty programs and adjusting our advance rate based upon perceived risk.

As a preferred lender under the Small Business Administration (SBA) we have opportunities to provide credit facilities to the business community, help the area grow and prosper while at the same time reducing credit risk to our Bank. We continue to invest in our employees through training, software enhancements, customer relationships and portfolio management.

Commercial and industrial

Comparing the commercial and industrial (C&I) loan portfolio at December 31, 2012 of $65.1 million and $64.1 million at March 31, 2013, there was a minimal reduction of $1.0 million or 2%. This decrease is primarily attributed to normal activity such as principal pay downs and/or line of credit reductions.

Commercial real estate

The commercial real estate loan portfolio increased $7.4 million, or 4%, from $173.2 million at December 31, 2012 to $180.6 million as of March 31, 2013. The majority of this increase is attributed to an expansion of existing relationships.

Consumer

The consumer loan portfolio decreased slightly by $1.4 million, or 2%, from $90.6 million at December 31, 2012 to $89.2 million at March 31, 2013. Within the portfolio, home equity installment loans and auto loans remained relatively flat, while home equity lines of credit increased slightly. The primary driver of the decrease in the portfolio related to personal loans as demand shifted into other low rate consumer products. Mortgage refinances continue to impact the home equity installment portfolio as consumers pay down debt. Beginning in March 2013, business development efforts were directed to building the home equity installment portfolio through promotional campaigns. During the first quarter of 2013, the Company began acquiring leases, through assignment, from an existing customer relationship. The Company expects to continue with this relationship and has no plans to expand the leasing program further at this time.

Residential

The residential portfolio increased $10.0 million, or 10%, from $104.7 million at December 31, 2012 to $114.7 million at March 31, 2013. During the fourth quarter of 2012, the Company reintroduced a mortgage loan modification program with the focus on retaining mortgage loans with maturities of 10 years or less. The program attributed primarily to the increase in the residential loan portfolio in the first quarter of 2013.

The composition of the loan portfolio at March 31, 2013 and December 31, 2012, is summarized as follows:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$64,099	14.3%	$65,110	15.0%
Commercial real estate:
Non-owner occupied	89,884	20.0	81,998	18.9
Owner occupied	82,413	18.4	80,509	18.6
Construction	8,324	1.9	10,679	2.5
Consumer:
Home equity installment	32,419	7.2	32,828	7.6
Home equity line of credit	34,208	7.6	34,169	7.9
Auto loans and leases	17,373	3.9	17,411	4.0
Other	5,176	1.2	6,139	1.4
Residential:
Real estate	105,751	23.5	96,765	22.3
Construction	8,988	2.0	7,948	1.8
Gross loans	448,635	100.0%	433,556	100.0%
Less:
Allowance for loan losses	(8,236)		(8,972)
Unearned lease revenue	(24)		-
Net loans	$440,375		$424,584
Loans held-for-sale	$2,066		$10,545

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

Total net charge-offs for the three months ended March 31, 2013 were $1.3 million compared to $0.5 million for the three months ended March 31, 2012. The increase is related to commercial real estate net charge-offs of $1.2 million during the current year’s first quarter compared to $0.3 million for the same period in 2012. This increase was mostly due to the charge down of one owner occupied commercial real estate non-accrual loan. The loan carried a specific reserve as of December 31, 2012 based on the estimated net realizable value of the loan’s collateral. The collateral was sold on May 10, 2013 and no additional material charge offs or expenses were incurred. Commercial and industrial loans recorded a net charge off of $40 thousand during the quarter ended March 31, 2013 compared to a recovery of $8 thousand in the same 2012 quarter. A consumer loan net recovery of $34 thousand was recorded for the three months ended March 31, 2013 versus a $0.2 million net charge-off in the 2012 quarter. Residential real estate net charge-offs totaled $39 and $17 thousand during the respective periods. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.2 million as of March 31, 2013, compared to $9.0 million at December 31, 2012. Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more. Given continuing pressure on property values and the overall sluggishness of the economy, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for
	three months ended		twelve months ended		the three months ended
(dollars in thousands)	March 31, 2013		December 31, 2012		March 31, 2012

Balance at beginning of period	$8,972		$8,108		$8,108

Charge-offs:
Commercial and industrial	44		185		-
Commercial real estate	1,244		1,335		275
Consumer	39		737		207
Residential	39		231		17
Total	1,366		2,488		499

Recoveries:
Commercial and industrial	4		26		8
Commercial real estate	3		46		-
Consumer	73		30		3
Residential	-		-		-
Total	80		102		11
Net charge-offs	1,286		2,386		488
Provision for loan losses	550		3,250		700
Balance at end of period	$8,236		$8,972		$8,320

Net charge-offs (annualized) to average total loans outstanding	1.14%		0.56%		0.47%
Allowance for loan losses to net charge-offs (annualized)	1.60	x	3.76	x	4.26	x
Allowance for loan losses to total loans	1.83%		2.02%		1.97%
Loans 30 - 89 days past due and accruing	$4,014		$2,920		$5,557
Loans 90 days or more past due and accruing	$841		$1,723		$179
Non-accrual loans	$9,742		$12,121		$12,857
Allowance for loan losses to loans 90 days or more past due and accruing	9.79	x	5.21	x	46.55	x
Allowance for loan losses to non-accrual loans	0.85	x	0.74	x	0.65	x
Allowance for loan losses to non-performing loans	0.78	x	0.65	x	0.64	x
Average total loans	$450,821		$426,636		$415,248

The allowance for loan losses can generally absorb losses throughout the loan portfolio. However, in some instances an allocation is made for specific loans or groups of loans. Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Company, as previously explained. The changes in the allocations from period-to-period are based upon year-end reviews of the loan portfolio.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities. As of March 31, 2013, non-performing assets represented 2.47% of total assets reduced from 2.94% at December 31, 2012, mainly resulting from the reduction of residential and commercial loans 90 days or more past due, coupled with a reduction in residential, consumer and commercial loans on non-accrual status.

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

As of March 31, 2013, non-performing assets were comprised of loans past due 90 days or more and accruing, non-accruing commercial loans, non-accruing real estate loans, non-accrual consumer loans, troubled debt restructurings, non-accrual securities and ORE. Most of the loans are collateralized, thereby mitigating the Company’s potential for loss. At March 31, 2013, $1.0 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status compared to $1.1 million at December 31, 2012. For a further discussion on the Company’s securities portfolio, see Note 4, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management’s discussion and analysis section.

Non-performing loans decreased from $13.8 million on December 31, 2012 to $10.6 million at March 31, 2013. At the end of 2012, there were seventeen loans to sixteen unrelated borrowers aggregating $1.7 million in the over 90 day category ranging from less than $1 thousand to $0.6 million. At March 31, 2013, the over 90 days past due portion was $0.8 million and was comprised of eight loans to seven unrelated borrowers, ranging from $1 thousand to $0.2 million. Of the eight loans past due over 90 days, three loans, aggregating $0.4 million were residential mortgages to unrelated borrowers.  In addition, two loans were secured commercial loans aggregating $0.4 million.  The Company seeks payments from all past due customers through an aggressive customer communication process and, although payments were made on these loans after the quarter ended, the loans remained past due.

A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts. At December 31, 2012, there were 65 loans to 57 unrelated borrowers ranging from less than $1 thousand to $3.2 million in the non-accrual category.  At March 31, 2013, there were 60 loans to 51 unrelated borrowers ranging from less than $1 thousand to $2.0 million in the non-accrual category.  The decrease in non-accrual loans in the first quarter of 2013 was related to loans that were charged off, transferred to ORE or went back to accrual status.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery. TDRs aggregated $2.2 million at March 31, 2013 and December 31, 2012 which consisted mostly of $1.1 million of accruing commercial real estate loans and $1.1 million of non-accrual commercial real estate loans.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the three months ended March 31, 2013

	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	2	10	8	20
Ending balance	$40	$1,051	$1,058	$2,149

As of and for the year ended December 31, 2012

	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$44	$5,270	$1,395	$6,709
Pay downs / payoffs	2	4,998	129	5,129
Advance on balance	-	789	-	789
Charge offs	-	-	200	200
Ending balance	$42	$1,061	$1,066	$2,169

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

At March 31, 2013, the non-accrual loans aggregated $9.7 million as compared to $12.1 million at December 31, 2012. The net decrease in the level of non-accrual loans during the period ending March 31, 2013 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $0.7 million were made during the period; these were offset by reductions or payoffs of $0.6 million, charge-offs of $1.3 million, $0.8 million of transfers to ORE and $0.3 million of loans that returned to performing status. Loans past due 90 days or more and accruing were $0.8 million at March 31, 2013, compared to $1.7 million as of December 31, 2012. The ratio of non-performing loans to total loans was 2.35% at March 31, 2013 compared to 3.12% at December 31, 2012.

Payments received from non-accrual loans are recognized on a cash method. Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. For the first quarter of 2013, $11 thousand in cash basis interest income was recognized. There was no cash basis income recognized during the first quarter of 2012. If the non-accrual loans that were outstanding as of March 31, 2013 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.1 million during the quarter ended March 31, 2013.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012

Loans past due 90 days or more and accruing	$841	$1,723	$179
Non-accrual loans *	9,742	12,121	12,857
Total non-performing loans	10,583	13,844	13,036
Troubled debt restructurings	1,091	1,103	5,314
Other real estate owned and repossessed assets	2,302	1,607	1,973
Non-accrual securities	1,032	1,132	889
Total non-performing assets	$15,008	$17,686	$21,212

Total loans, including loans held-for-sale	$450,677	$444,101	$422,272
Total assets	$608,171	$601,525	$639,280
Non-accrual loans to total loans	2.16%	2.73%	3.04%
Non-performing loans to total loans	2.35%	3.12%	3.09%
Non-performing assets to total assets	2.47%	2.94%	3.32%

* In the table above, the amount includes non-accrual TDRs of $1.1 million, $1.1 million and $1.2 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The composition of non-performing loans as of March 31, 2013 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$64,099	$233	$18	$251	0.39%

Commercial real estate:
Non-owner occupied	89,884	-	1,825	1,825	2.03%
Owner occupied	82,413	139	3,708	3,847	4.67%
Construction	8,324	-	1,119	1,119	13.44%

Consumer:
Home equity installment	32,419	25	838	863	2.66%
Home equity line of credit	34,208	-	415	415	1.21%
Auto loans and leases	17,349	2	-	2	0.01%
Other	5,176	1	42	43	0.83%

Residential:
Real estate	105,751	441	1,777	2,218	2.10%
Construction	8,988	-	-	-	-
Loans held-for-sale	2,066	-	-	-	-

Total	$450,677	$841	$9,742	$10,583	2.35%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.3 million at March 31, 2013 and $1.6 million at December 31, 2012. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,600	12	$1,169	6

Additions	828	5	1,778	14
Paydowns	(5)		(92)
Write downs	(25)		(86)
Charge downs	(7)		-
Sold	(89)	(1)	(1,169)	(8)
Balance at end of period	$2,302	16	$1,600	12

As of December 31, 2012, the ORE balance consisted of: nine properties totaling $0.8 million from 2012 additions; two properties aggregating $0.2 million acquired in 2011 and one property acquired in 2010 for $0.6 million. As of March 31, 2013, five more properties were added to ORE and one was sold, bringing the total to sixteen, which contributed an additional $0.8 million to ORE for the first quarter of 2013.  The property that sold was added to ORE in 2012.   Of these five properties added in the first quarter of 2013, one was commercial real estate and four were residential real estate.   Of the sixteen ORE properties as of March 31, 2013, which stemmed from fifteen unrelated borrowers, fifteen were listed for sale and one was pending listing with local realtors.

Bank premises and equipment, net

Net of depreciation, bank premises and equipment decreased $0.3 million, or 2%, in the three months ended March 31, 2013. The decrease was principally caused by $0.3 million of periodic depreciation charges partially offset by $57 thousand of expenditures mostly related to technology upgrades.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Money market	$81,008	15.8%	$76,571	14.9%
Interest-bearing checking	79,386	15.4	87,981	17.1
Savings and clubs	112,886	21.9	107,447	20.8
Certificates of deposit	118,331	23.0	116,626	22.7
Total interest-bearing	391,611	76.1	388,625	75.5
Non-interest bearing	122,855	23.9	126,035	24.5
Total deposits	$514,466	100.0%	$514,660	100.0%

Compared to December 31, 2012, total deposits slightly declined by $0.2 million, or less than 1%, during the quarter ended March 31, 2013.  The decrease stems from declines in interest-bearing checking, $8.5 million, and non-interest bearing deposits, $3.2 million; partially offset by growth in: money market accounts, $4.4 million; CDs, $1.7 million; savings and clubs, $5.4 million. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.

The low interest rate environment continues to cause customers to seek short-term alternatives for their deposits. Savings and clubs experienced a $5.4 million increase as customers searched for a short-term product to house cash balances. A promotional campaign focused on attracting and retaining certificates of deposit balances facilitated the $1.7 million increase in CD’s, while money market accounts were aided by large depositors shifting balances with a $4.4 million rise within the portfolio. The decrease in interest-bearing checking and non-interest bearing accounts was primarily the result of cash re-deployments. The Company’s focus continues to be on the acquisition and retention of retail and business households with a strong emphasis on deepening and broadening those relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of March 31, 2013 and December 31, 2012, CDARS represented $11.8 million and $10.2 million, respectively, or 2%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $41.6 million and $41.8 million at March 31, 2013 and December 31, 2012, respectively.  Certificates of deposit of $250,000 or more amounted to $16.1 million and $16.2 million as of March 31, 2013 and December 31, 2012.

Including CDARS, approximately 41% of the CDs, with a weighted-average interest rate of 0.81%, are scheduled to mature in 2013 and an additional 28%, with a weighted-average interest rate of 1.16%, are scheduled to mature in 2014.  Renewing CDs may re-price to lower or higher market rates depending on the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  When interest rates begin to rise, the Company expects CDs to trend back toward historical levels.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company. The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements. Repurchase agreements are offered through a sweep product. A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account. Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA. Customer liquidity is the typical cause for variances in repurchase agreements, which during the first three months of 2013 increased $5.5 million, or 69%, from year-end December 31, 2012.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$13,593	45.9%	$8,056	33.5%
Long-term FHLB advances	16,000	54.1	16,000	66.5
Total	$29,593	100.0%	$24,056	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2013, the Company maintained a one-year cumulative gap of positive (asset sensitive) $89.1 million, or 15%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2013:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total
Cash and cash equivalents	$11,699	$-	$-	$9,031	$20,730
Investment securities (1)(2)	5,392	15,800	24,249	56,293	101,734
Loans and leases(2)	163,953	72,720	120,277	85,491	442,441
Fixed and other assets	-	10,146	-	33,120	43,266
Total assets	$181,044	$98,666	$144,526	$183,935	$608,171
Total cumulative assets	$181,044	$279,710	$424,236	$608,171

Non-interest-bearing transaction deposits (3)	$-	$12,298	$33,760	$76,797	$122,855
Interest-bearing transaction deposits (3)	88,919	16,935	113,928	53,498	273,280
Certificates of deposit	13,140	45,683	50,680	8,828	118,331
Repurchase agreements	13,593	-	-	-	13,593
Long-term debt	-	-	-	16,000	16,000
Other liabilities	-	-	-	4,333	4,333
Total liabilities	$115,652	$74,916	$198,368	$159,456	$548,392
Total cumulative liabilities	$115,652	$190,568	$388,936	$548,392

Interest sensitivity gap	$65,392	$23,750	$(53,842)	$24,479
Cumulative gap	$65,392	$89,142	$35,300	$59,779

Cumulative gap to total assets	10.8%	14.7%	5.8%	9.8%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

(2)	Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

(3)	The Company’s demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2013 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2013 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	7.1%	(3.5)%
Net income	21.8	(10.4)
Economic value at risk:
Economic value of equity	(9.8)	(6.2)
Economic value of equity as a percent of total assets	(1.0)	(0.7)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2013, the Company’s risk-based capital ratio was 13.5%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2013, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$22,001	$1,457	7.1%
+100 basis points	21,131	587	2.9
Flat rate	20,544	-	-
-100 basis points	20,206	(338)	(1.6)
-200 basis points	19,824	(720)	(3.5)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses of the Company. Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS and investments AFS, growth of core deposits and repurchase agreements, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB) and proceeds from the issuance of capital stock. Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment. During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates. Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and mortgage-backed securities to decrease. Rising interest rates may also cause deposit inflow to accelerate but priced at higher market interest rates. The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company utilizes a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO. As of March 31, 2013 the Company had not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2013, the Company used approximately $1.1 million of cash. During the period, the Company’s operations provided approximately $10.8 million mostly from $9.4 million of net cash inflow from originating and selling residential mortgage loans, $5.2 million of net cash inflow from the components of net interest income partially offset from net non-interest expense /income related payments. Liquidity generated from operations, cash generated from repurchase agreements and cash on hand were used to fund growth in the loan portfolio, dividend payments and equipment acquisition. The $20.7 million cash at March 31, 2013 is expected to be used to grow interest-earning assets, mostly to fund growth in the loan portfolio, facility and technology upgrades and deposit outflow.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The Company’s position with respect to lending commitments and significant contractual obligations, both on a short- and long-term basis has not changed materially from December 31, 2012.

As of March 31, 2013, the Company maintained $20.7 million in cash and cash equivalents and $101.3 million of investments AFS and loans HFS. Also as of March 31, 2013, the Company had approximately $136.3 million available to borrow from the FHLB, $21.0 million from correspondent banks, $21.1 million from the FRB and $30.0 million from the CDARS program. The combined total of $330.4 million represented 54% of total assets at March 31, 2013. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During three months ended March 31, 2013, total shareholders' equity increased $0.8 million due principally from the $1.4 million in net income, $0.4 million from capital contributions from the activities in the Company’s dividend reinvestment and employee stock purchase plans (DRP and ESPP, respectively), partially offset by $0.6 million of dividends declared and by a $0.4 million decline in the fair value of the Company’s investment portfolio.

As of March 31, 2013, the Company reported a net unrealized loss position of $0.1 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2012. During the past several years, the prolonged sluggish economy has created uncertainty and illiquidity in the financial and capital markets and has created unpredictable volatility on the fair value estimates for securities in banks’ investment portfolios. Management believes that most of the volatility in fair value of securities is due to changes in interest rates and liquidity complications in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers. When U.S. Treasury rates rise, investment securities’ pricing will decline and fair values of investment securities will also decline. Bond prices move inversely to the movement of interest rates. During the first quarter of 2013, the fair value of the Company’s pooled trust preferred securities declined marginally, but the unrealized loss also declined as the amortized cost was reduced by cash payments. The Company did not incur credit related impairment charges in the first quarter of 2013. However non-credit, pre-tax impairment of $61 thousand was recorded during the quarter, a decline from the $0.1 million recorded in the first quarter of 2012. Nonetheless, given the fragile condition of the capital markets, especially in the pooled trust preferred segment, there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans, a consistent source of capital from the Company’s loyal employees and shareholders.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The appropriate risk-weighting pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that are rated below investment grade, thus significantly inflating the total risk-weighted assets. This requirement had an adverse impact on the total capital and Tier I capital ratios in both 2013 and 2012. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. As of March 31, 2013, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2013:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2013:

Total capital (to risk-weighted assets)
Consolidated	$64,267	13.5%	≥ $	38,156	≥	8.0%		N/A		N/A
Bank	$64,002	13.4%	≥ $	38,155	≥	8.0%	≥ $	47,694	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$58,195	12.2%	≥ $	19,078	≥	4.0%		N/A		N/A
Bank	$58,010	12.2%	≥ $	19,078	≥	4.0%	≥ $	28,617	≥	6.0%

Tier I capital (to average assets)
Consolidated	$58,195	9.5%	≥ $	24,705	≥	4.0%		N/A		N/A
Bank	$58,010	9.4%	≥ $	24,689	≥	4.0%	≥ $	30,861	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2012 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2013.

PART II - Other Information

Item 1. Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. However, in the opinion of the Company after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material adverse effect on the Company’s undivided profits or financial condition. No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2012 Form 10-K filed with the Securities and Exchange Commission on March 26, 2013.

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

*10.12 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.13 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.14 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Raymond J. Fox, dated January 14, 2013. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2013.

11 Statement regarding computation of earnings per share. Included herein in Note No. 6, “Earnings per share,” contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended March 3, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: May 13, 2013	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 13, 2013	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page
3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.	*

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007.	*

10.1 1998 Independent Directors Stock Option Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.2 1998 Stock Incentive Plan of The Fidelity Deposit and Discount Bank, as assumed by Registrant. Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-90273 on Form S-4, filed with the SEC on November 3, 1999.	*

10.3 Registrant’s Dividend Reinvestment and Stock Repurchase Plan. Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012.	*

10.4 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.7 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.8 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.9 Change of Control Agreement with Salvatore R. DeFrancesco, the Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.	*

10.10 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.11 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.	*

10.12 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.13 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.14 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Raymond J. Fox, dated January 14, 2013. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2013.	*

11 Statement regarding computation of earnings per share.	21

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; Consolidated Statements of Income for the three months ended march 31, 2013 and 2012; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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

- 52 -