Form 10-Q
period 2013-06-30
FIDELITY D & D BANCORP INC
filed 2013-08-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer [   ]                                            Accelerated filer [   ]

Non-accelerated filer [  ]                   Smaller reporting company [X]

                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc.  on July 31, 2013, the latest practicable date, was 2,356,829 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2013

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2013	December 31, 2012

Assets:
Cash and due from banks	$15,238	$12,657
Interest-bearing deposits with financial institutions	28	9,189

Total cash and cash equivalents	15,266	21,846

Available-for-sale securities	96,259	100,441
Held-to-maturity securities	207	289
Federal Home Loan Bank stock	3,214	2,624
Loans and leases, net (allowance for loan losses of
$8,296 in 2013; $8,972 in 2012)	451,665	424,584
Loans held-for-sale (fair value $5,417 in 2013, $10,824 in 2012)	5,389	10,545
Foreclosed assets held-for-sale	2,617	1,607
Bank premises and equipment, net	13,802	14,127
Cash surrender value of bank owned life insurance	10,231	10,065
Accrued interest receivable	2,073	1,985
Other assets	14,452	13,412

Total assets	$615,175	$601,525

Liabilities:
Deposits:
Interest-bearing	$392,255	$388,625
Non-interest-bearing	127,268	126,035

Total deposits	519,523	514,660

Accrued interest payable and other liabilities	3,550	3,863
Short-term borrowings	16,199	8,056
Long-term debt	16,000	16,000

Total liabilities	555,272	542,579

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,356,829 in 2013; and
2,323,248 in 2012)	24,454	23,711
Retained earnings	36,732	34,999
Accumulated other comprehensive (loss) income	(1,283)	236

Total shareholders' equity	59,903	58,946

Total liabilities and shareholders' equity	$615,175	$601,525

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income:
Loans and leases:
Taxable	$5,335	$5,292	$10,705	$10,572
Nontaxable	121	116	220	252
Interest-bearing deposits with financial institutions	2	15	14	43
Investment securities:
U.S. government agency and corporations	137	240	316	521
States and political subdivisions (nontaxable)	299	310	589	619
Other securities	18	18	36	36
Total interest income	5,912	5,991	11,880	12,043
Interest expense:
Deposits	511	617	1,026	1,301
Securities sold under repurchase agreements	4	8	13	23
Other short-term borrowings and other	4	-	5	-
Long-term debt	213	213	423	452
Total interest expense	732	838	1,467	1,776
Net interest income	5,180	5,153	10,413	10,267
Provision for loan losses	600	600	1,150	1,300
Net interest income after provision for loan losses	4,580	4,553	9,263	8,967
Other income:
Service charges on deposit accounts	459	424	911	843
Interchange fees	307	268	580	522
Fees from trust fiduciary activities	192	149	340	307
Fees from financial services	140	118	296	286
Service charges on loans	348	357	582	651
Fees and other revenue	119	97	221	169
Earnings on bank-owned life insurance	86	81	166	161
Gain (loss) on sale, recovery, or disposal of:
Loans	390	434	894	829
Investment securities	9	7	128	261
Premises and equipment	1	(1)	1	(1)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	-	(31)	(61)	(241)
Non-credit-related losses on investment securities not expected
to be sold (recognized in other comprehensive income (loss))	-	-	61	105
Net impairment losses on investment securities	-	(31)	-	(136)
Total other income	2,051	1,903	4,119	3,892
Other expenses:
Salaries and employee benefits	2,422	2,294	4,896	4,651
Premises and equipment	805	806	1,660	1,704
Advertising and marketing	215	243	467	395
Professional services	328	365	577	671
FDIC assessment	123	127	249	249
Loan collection	168	180	363	301
Other real estate owned	61	104	184	159
Office supplies and postage	114	93	216	212
Other	370	497	875	1,118
Total other expenses	4,606	4,709	9,487	9,460
Income before income taxes	2,025	1,747	3,895	3,399
Provision for income taxes	512	430	988	825
Net income	$1,513	$1,317	$2,907	$2,574
Per share data:
Net income - basic	$0.64	$0.57	$1.24	$1.13
Net income - diluted	$0.64	$0.57	$1.24	$1.13
Dividends	$0.25	$0.25	$0.50	$0.50

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012

Net income	$1,513	$1,317	$2,907	$2,574

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale
securities	(1,810)	514	(2,227)	1,013
Reclassification adjustment for net gains realized in
income	(9)	(7)	(128)	(261)
Net impairment losses on investment securities	-	31	-	136
Net unrealized (loss) gain	(1,819)	538	(2,355)	888
Tax effect	619	(183)	801	(302)
Unrealized (loss) gain, net of tax	(1,200)	355	(1,554)	586
Non-credit-related impairment gain on
investment securities not expected to be sold	92	238	53	282
Tax effect	(31)	(81)	(18)	(96)
Net non-credit-related impairment gain on investment securities	61	157	35	186
Other comprehensive (loss) income, net of tax	(1,139)	512	(1,519)	772
Total comprehensive income, net of tax	$374	$1,829	$1,388	$3,346

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2013 and 2012
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Net income			2,574		2,574
Other comprehensive income				772	772
Issuance of common stock through Employee Stock
Purchase Plan	3,874	67			67
Issuance of common stock through Dividend
Reinvestment Plan	32,099	644			644
Stock-based compensation expense		15			15
Cash dividends declared			(1,133)		(1,133)
Balance, June 30, 2012	2,290,515	$23,080	$33,821	$(338)	$56,563

Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			2,907		2,907
Other comprehensive loss				(1,519)	(1,519)
Issuance of common stock through Employee Stock
Purchase Plan	4,256	78			78
Issuance of common stock through Dividend
Reinvestment Plan	29,191	606			606
Issuance of common stock from vested restricted
share grants through stock compensation plans	134
Stock-based compensation expense		59			59
Cash dividends declared			(1,174)		(1,174)
Balance, June 30, 2013	2,356,829	$24,454	$36,732	$(1,283)	$59,903

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$2,907	$2,574
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,722	1,750
Provision for loan losses	1,150	1,300
Deferred income tax expense (benefit)	406	(225)
Stock-based compensation expense	59	15
Proceeds from sale of loans held-for-sale	50,623	39,972
Originations of loans held-for-sale	(42,730)	(32,995)
Earnings on bank-owned life insurance	(166)	(161)
Net gain from sales of loans	(894)	(829)
Net gain from sales of investment securities	(111)	(251)
Net loss on sale and write-down of foreclosed assets held-for-sale	87	75
(Gain) loss on disposal of equipment	(1)	1
Other-than-temporary impairment on securities	-	136
Change in:
Accrued interest receivable	(94)	(61)
Other assets	(338)	51
Accrued interest payable and other liabilities	(271)	(3,812)

Net cash provided by operating activities	12,349	7,540

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	82	52
Available-for-sale securities:
Proceeds from sales	756	3,571
Proceeds from maturities, calls and principal pay-downs	15,838	15,505
Purchases	(15,374)	(20,885)
(Increase) decrease in FHLB stock	(590)	361
Net increase in loans and leases	(32,000)	(24,191)
Acquisition of bank premises and equipment	(467)	(936)
Proceeds from sale of foreclosed assets held-for-sale	310	164

Net cash used by investing activities	(31,445)	(26,359)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,863	(3,733)
Net increase (decrease) in short-term borrowings	8,143	(1,401)
Repayments of long-term debt	-	(5,000)
Proceeds from employee stock purchase plan participants	78	67
Dividends paid, net of dividends reinvested	(727)	(748)
Proceeds from dividend reinvestment plan participants	159	260

Net cash provided (used) by financing activities	12,516	(10,555)

Net (decrease) increase in cash and cash equivalents	(6,580)	(29,374)

Cash and cash equivalents, beginning	21,846	52,165

Cash and cash equivalents, ending	$15,266	$22,791

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

In the opinion of management, the consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the related consolidated statements of income and consolidated statements of comprehensive income for the three- and six-months ended June 30, 2013 and 2012, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2013 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, fair values of the other investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the Company’s investment in pooled trust preferred securities, management is unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined the market for these securities to be inactive.  In order to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs, the results of which are more representative of fair value than the market approach valuation technique used for the other investment securities.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of June 30, 2013 and December 31, 2012, loans classified as HFS consisted of residential mortgage loans.

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

Foreclosed assets held-for-sale includes other real estate acquired through foreclosure (ORE) and may, from time-to-time, include repossessed assets such as automobiles.  ORE is carried at the lower of cost (principal balance at date of foreclosure) or fair value less estimated cost to sell.  Any write-downs at the date of foreclosure or within a reasonable period of time after foreclosure are charged to the allowance for loan losses.  Expenses incurred to maintain ORE properties, subsequent write downs to the asset’s fair value and gains or losses on disposal are included as components of other real estate owned expense in the consolidated statements of income.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the six months ended June 30, 2013 and 2012, the Company paid interest of $1.5 million and $1.8 million, respectively.  The Company was required to pay income taxes of $0.9 million and $1.2 million during the first six months of 2013 and 2012, respectively.  Transfers from loans to foreclosed assets held-for-sale amounted to $1.4 million and $1.2 million during the six months ended June 30, 2013 and 2012.  During the same respective periods, transfers from loans to loans HFS amounted to $2.7 million and $2.0 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

3.  Accumulated other comprehensive income (loss)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated comprehensive income (loss) as of and for the periods indicated:

As of and for the six months ended June 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$1,905	$(1,669)	$236

Other comprehensive (loss) income before reclassifications	(1,469)	35	(1,434)

Amounts reclassified from accumulated other
comprehensive income	(85)	-	(85)
Net current-period other comprehensive (loss) income	(1,554)	35	(1,519)
Ending balance	$351	$(1,634)	$(1,283)

As of and for the three months ended June 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$1,551	$(1,695)	$(144)

Other comprehensive (loss) income before reclassifications	(1,194)	61	(1,133)

Amounts reclassified from accumulated other
comprehensive income	(6)	-	(6)
Net current-period other comprehensive (loss) income	(1,200)	61	(1,139)
Ending balance	$351	$(1,634)	$(1,283)

In the tables above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other	Amount reclassified from
comprehensive income components	accumulated other	Affected line item in the statement
(dollars in thousands)	comprehensive income	where net income is presented
For the six months ended June 30, 2013

Unrealized gains on AFS securities	$128	Gain on sale, recovery, or disposal of investment securities
	-	Net impairment losses on investment securities
	128	Income before income taxes
	(43)	Provision for income taxes
Total reclassifications for the period	$85	Net income

For the three months ended June 30, 2013

Unrealized gains on AFS securities	$9	Gain on sale, recovery, or disposal of investment securities
	-	Net impairment losses on investment securities
	9	Income before income taxes
	(3)	Provision for income taxes
Total reclassifications for the period	$6	Net income

4. Investment securities

The amortized cost and fair value of investment securities at June 30, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2013
Held-to-maturity securities:
MBS - GSE residential	$207	$20	$-	$227

Available-for-sale securities:
Agency - GSE	$13,168	$35	$25	$13,178
Obligations of states and
political subdivisions	31,726	1,231	416	32,541
Corporate bonds:
Pooled trust preferred securities	6,203	222	4,302	2,123
MBS - GSE residential	46,812	1,301	192	47,921

Total debt securities	97,909	2,789	4,935	95,763

Equity securities - financial services	295	201	-	496

Total available-for-sale securities	$98,204	$2,990	$4,935	$96,259

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2012
Held-to-maturity securities:
MBS - GSE residential	$289	$31	$-	$320

Available-for-sale securities:
Agency - GSE	$17,651	$102	$13	$17,740
Obligations of states and
political subdivisions	26,979	2,879	1	29,857
Corporate bonds:
Pooled trust preferred securities	6,323	185	4,683	1,825
MBS - GSE residential	48,836	1,761	44	50,553

Total debt securities	99,789	4,927	4,741	99,975

Equity securities - financial services	295	171	-	466

Total available-for-sale securities	$100,084	$5,098	$4,741	$100,441

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$207	$227

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,864	$2,873
Due after one year through five years	10,150	10,152
Due after five years through ten years	2,994	3,104
Due after ten years	35,089	31,713

Total debt securities	51,097	47,842

MBS - GSE residential	46,812	47,921

Total available-for-sale debt securities	$97,909	$95,763

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2013
Agency - GSE	$3,081	$25	$-	$-	$3,081	$25
Obligations of states and political subdivisions	8,361	416	-	-	8,361	416
Corporate bonds:
Pooled trust preferred securities	-	-	1,490	4,302	1,490	4,302
MBS - GSE residential	11,764	192	-	-	11,764	192
Total temporarily impaired securities	$23,206	$633	$1,490	$4,302	$24,696	$4,935
Number of securities	26		7		33

December 31, 2012
Agency - GSE	$1,017	$13	$-	$-	$1,017	$13
Obligations of states and political subdivisions	281	1	-	-	281	1
Corporate bonds:
Pooled trust preferred securities	-	-	1,639	4,683	1,639	4,683
MBS - GSE residential	6,214	44	-	-	6,214	44
Total temporarily impaired securities	$7,512	$58	$1,639	$4,683	$9,151	$4,741
Number of securities	5		8		13

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

For all security types, as of June 30, 2013, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.  Following is a description of the security types within the Company’s investment portfolio.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- and medium-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed and adjustable, have varying short- to mid-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

In the above security types, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of June 30, 2013, recognition of OTTI on these securities was unnecessary.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of its portfolio of pooled trust preferred securities determined that in 2012 credit-related OTTI be recorded on two holdings, both of which are contained in the Company’s AFS securities portfolio, from credit quality downgrades on the underlying collateral, including the collateral of four banks deferring interest payments within these two securities and one bank fully redeeming which removes all future earnings cash flow.  There was no credit related OTTI required to be recognized during the three or six months ended June 30, 2013.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Pooled trust preferred securities:
PreTSL IX, B1, B3	$-	$-	$-	$18
PreTSL XVIII, C	-	31	-	118
Total	$-	$31	$-	$136

The following is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Six months ended
	June 30, 2013
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,416)	$(15,416)
Additions for credit-related OTTI
not previously recognized	-	-	-
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	-	-
Ending balance of credit-related OTTI	$-	$(15,416)	$(15,416)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the 13 individual pools in the Company’s portfolio of PreTSLs.  The Company engaged a third party structured finance firm to: review the underlying collateral of each PreTSL; research trustee reports to update relevant data and credit ratings of the underlying collateral; project default rates and cash flows of the collateral and simulate 10,000 Monte Carlo time-to-default scenarios, performed quarterly, to arrive at the single best estimate of future cash flow for each tranche.

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI.  The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations.  ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition.  The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality and ASC 325 is used for the remaining eleven securities.  In summary, the quarterly evaluations indicated there was no significant adverse change in cash flows in the securities. As a result, there was no credit related OTTI recorded during the three- and six- months ended June 30, 2013.

The guidance prescribed in ASC 320 is used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization.  The Company has two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition.  PreTSL XXVII evaluation proved a high probability that the Company will be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment is temporary.  PreTSL XXIV was evaluated under ASC 320 to determine if the Company expects to recover the remaining amortized cost basis and whether OTTI is deemed to have occurred.  An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI.  To assess the likelihood of recoverability, the present value of the best estimate of future cash flows is compared to the amortized cost.  In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition.  The application of the guidance on this security did not result in an adverse change in cash flows when compared to the previous measurement date and therefore, no credit related OTTI has been recorded during 2013.

The remaining eleven PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets.  For these securities, the Company applies the guidance of ASC 325.  Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the previous measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to current earnings.  The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost.  In applying this guidance to the remaining securities, none of the securities measured an adverse change in cash flows and therefore no credit related OTTI has been recorded during 2013.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated:

(dollars in thousands)		June 30, 2013		December 31, 2012
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$25	$-	$27
Pre TSL VII	Mezzanine	-	126	-	125
Pre TSL IX	B-1,B-3	1,469	569	1,507	630
Pre TSL XI	B-3	985	302	1,053	305
Pre TSL XV	B-1	-	44	-	33
Pre TSL XVIII	C	167	-	167	-
Pre TSL XIX	C	316	5	316	-
Pre TSL XXIV	B-1	407	18	407	12
		$3,344	$1,089	$3,450	$1,132

Non-accrual securities have experienced impairment of principal, and interest was “paid-in-kind”.  When these two conditions exist, the security is placed on non-accrual status.  Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status.

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of June 30, 2013:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$439	$27	Caa2 / CCC	6 / -	$12,000	18.0	$16,415	28.3	39.6
Pre TSL V	Mezzanine	-	25	25	C / D	3 / -	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	126	126	Ca / C	15 / -	85,000	52.8	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,469	569	(900)	Ca / C	46 / -	101,280	27.0	None	N/A	4.9
Pre TSL XI	B-3	985	302	(683)	Ca / C	60 / -	167,250	29.8	None	N/A	1.2
Pre TSL XV	B-1	-	44	44	C / C	61 / 7	173,200	30.8	None	N/A	N/A
Pre TSL XVI	C	-	-	-	C / C	47 / 6	241,570	43.4	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	49 / 6	177,390	38.8	None	N/A	N/A
Pre TSL XVIII	C	167	-	(167)	Ca / C	63 / 14	194,140	30.4	None	N/A	N/A
Pre TSL XIX	C	316	5	(311)	C / C	51 / 14	140,150	22.9	None	N/A	1.9
Pre TSL XXIV	B-1	407	18	(389)	Ca / CC	77 / 11	347,500	34.8	None	N/A	15.0
Pre TSL XXV	C-1	-	-	-	C / C	61 / 7	257,000	33.5	None	N/A	1.7
Pre TSL XXVII	B	2,447	595	(1,852)	Caa3 / CC	40 / 7	81,800	26.1	9,559	4.1	27.8
		$6,203	$2,123	$(4,080)

(1)   All ratings have been updated through June 30, 2013.

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

5.  Loans and leases

The classifications of loans and leases at June 30, 2013 and December 31, 2012 are summarized as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial	$71,352	$65,110
Commercial real estate:
Non-owner occupied	90,303	81,998
Owner occupied	79,547	80,509
Construction	10,207	10,679
Consumer:
Home equity installment	34,823	32,828
Home equity line of credit	34,280	34,169
Auto loans and leases	19,202	17,411
Other	5,360	6,139
Residential:
Real estate	105,675	96,765
Construction	9,253	7,948
Total	460,002	433,556
Less:
Allowance for loan losses	(8,296)	(8,972)
Unearned lease revenue	(41)	-

Loans and leases, net	$451,665	$424,584

Net deferred loan costs of $1.0 million have been added to the carrying values of loans at June 30, 2013 and December 31, 2012, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $229.4 million as of June 30, 2013 and $214.7 million as of December 31, 2012.

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

Non-accrual loans, segregated by class, at June 30, 2013 and December 31, 2012, were as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial	$9	$18

Commercial real estate:

Non-owner occupied	1,698	1,884
Owner occupied	1,488	5,031
Construction	857	1,123

Consumer:

Home equity installment	778	1,306
Home equity line of credit	334	381
Other	32	48

Residential:

Real estate	1,514	2,330

Total	$6,710	$12,121

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of June 30, 2013, total TDRs amounted to $2.1 million, of which $1.0 million were on non-accrual status.  This was a slight reduction from the December 31, 2012 total of $2.2 million of which $1.1 million were on non-accrual status.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the three- and six-months ended June 30, 2013.  There were no loans modified in a TDR during the twelve months ended June 30, 2013 that subsequently defaulted during the three- or six months ended June 30, 2013.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest are not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
June 30, 2013	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$291	$-	$233	$524	$70,828	$71,352	$224
Commercial real estate:
Non-owner occupied	115	199	1,973	2,287	88,016	90,303	275
Owner occupied	155	-	1,528	1,683	77,864	79,547	40
Construction	-	-	857	857	9,350	10,207	-
Consumer:
Home equity installment	87	23	803	913	33,910	34,823	25
Home equity line of credit	23	99	337	459	33,821	34,280	3
Auto loans and leases	289	29	-	318	18,843	19,161	-
Other	7	4	32	43	5,317	5,360	-
Residential:
Real estate	205	395	1,940	2,540	103,135	105,675	426
Construction	-	-	-	-	9,253	9,253	-
Total	$1,172	$749	$7,703	$9,624	$450,337	$459,961	$993

* Includes $6.7 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$676	$15	$254	$945	$64,165	$65,110	$236
Commercial real estate:
Non-owner occupied	-	141	1,884	2,025	79,973	81,998	-
Owner occupied	208	282	5,439	5,929	74,580	80,509	408
Construction	-	-	1,123	1,123	9,556	10,679	-
Consumer:
Home equity installment	216	132	1,325	1,673	31,155	32,828	19
Home equity line of credit	-	66	381	447	33,722	34,169	-
Auto	459	30	16	505	16,906	17,411	16
Other	48	4	65	117	6,022	6,139	17
Residential:
Real estate	99	544	3,357	4,000	92,765	96,765	1,027
Construction	-	-	-	-	7,948	7,948	-
Total	$1,706	$1,214	$13,844	$16,764	$416,792	$433,556	$1,723

* Includes $12.1 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans may include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.  As of June 30, 2013 and December 31, 2012, impaired loans consisted of non-accrual loans and TDRs.

At June 30, 2013, impaired loans consisted of accruing TDRs totaling $1.1 million and $6.7 million of non-accrual loans.  At December 31, 2012, impaired loans consisted of accruing TDRs totaling $1.1 million and $12.1 million of non-accrual loans.  As of June 30, 2013 and December 31, 2012, the non-accrual loans included non-accruing TDRs of $1.0 million and $1.1 million.   Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
June 30, 2013
Commercial & industrial	$49	$-	$49	$49	$-	$117	$1	$-
Commercial real estate:
Non-owner occupied	2,208	463	1,725	2,188	82	2,977	16	39
Owner occupied	3,164	1,134	902	2,036	103	5,170	22	-
Construction	1,110	210	647	857	3	1,073	-	-
Consumer:
Home equity installment	898	122	656	778	19	932	37	-
Home equity line of credit	433	110	224	334	17	389	-	-
Auto loans and leases	-	-	-	-	-	1	-	-
Other	32	20	12	32	18	47	-	-
Residential:
Real Estate	1,641	614	900	1,514	138	2,123	39	-
Construction	-	-	-	-	-	14	-	-
Total	$9,535	$2,673	$5,115	$7,788	$380	$12,843	$115	$39

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2012
Commercial & industrial	$52	$8	$52	$60	$4	$275	$4	$-
Commercial real estate:
Non-owner occupied	2,431	957	1,420	2,377	233	4,172	152	20
Owner occupied	5,940	4,500	1,099	5,599	1,230	7,292	121	-
Construction	1,123	210	913	1,123	194	941	-	-
Consumer:
Home equity installment	1,480	524	782	1,306	38	1,023	-	-
Home equity line of credit	435	144	237	381	31	482	-	-
Auto	-	-	-	-	-	1	-	-
Other	102	16	32	48	8	36	-	-
Residential:
Real Estate	2,688	564	1,766	2,330	76	2,342	17	-
Construction	-	-	-	-	-	44	-	-
Total	$14,251	$6,923	$6,301	$13,224	$1,814	$16,608	$294	$20

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012

Pass	$68,373	$61,821	$81,343	$72,738	$76,624	$73,922	$7,844	$8,094

Special mention	2,388	2,221	3,838	3,520	206	222	1,453	1,422

Substandard	591	1,068	5,122	5,740	2,717	6,365	910	1,163

Doubtful	-	-	-	-	-	-	-	-

Total	$71,352	$65,110	$90,303	$81,998	$79,547	$80,509	$10,207	$10,679

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012

Performing	$34,020	$31,503	$33,943	$33,788	$19,161	$17,395	$5,328	$6,074

Non-performing	803	1,325	337	381	-	16	32	65

Total	$34,823	$32,828	$34,280	$34,169	$19,161	$17,411	$5,360	$6,139

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	6/30/2013	12/31/2012	6/30/2013	12/31/2012

Performing	$103,735	$93,408	$9,253	$7,948

Non-performing	1,940	3,357	-	-

Total	$105,675	$96,765	$9,253	$7,948

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	specific loans that are not impaired, but have an identified potential for loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
▪	application of historical loss percentages (two-year average) to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.
▪	Qualitative factor adjustments include:
o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies, procedures and practices;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

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

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets quarterly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered and the reserve amounts pursuant to the accounting principles are reasonable.  The assessment process includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.  In 2013, the Company did not change its policy or methodology in calculating the allowance for loan losses from the policy or methodology used in 2012.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	48	1,627	180	64	-	1,919
Recoveries	6	12	75	-	-	93
Provision	39	228	113	279	491	1,150
Ending balance	$919	$3,521	$1,647	$1,718	$491	$8,296
Ending balance: individually
evaluated for impairment	$-	$188	$54	$138		$380
Ending balance: collectively
evaluated for impairment	$919	$3,333	$1,593	$1,580		$7,425
Loans Receivables:
Ending balance	$71,352	$180,057	$93,624	$114,928		$459,961
Ending balance: individually
evaluated for impairment	$49	$5,081	$1,144	$1,514		$7,788
Ending balance: collectively
evaluated for impairment	$71,303	$174,976	$92,480	$113,414		$452,173

As of and for the three months ended June 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$854	$3,729	$1,581	$1,658	$414	$8,236
Charge-offs	4	383	142	25	-	554
Recoveries	2	9	3	-	-	14
Provision	67	166	205	85	77	600
Ending balance	$919	$3,521	$1,647	$1,718	$491	$8,296

As of and for the year ended December 31, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	185	1,335	737	231	-	2,488
Recoveries	26	46	30	-	-	102
Provision	(140)	2,218	911	683	(422)	3,250
Ending balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Ending balance: individually
evaluated for impairment	$4	$1,657	$77	$76		$1,814
Ending balance: collectively
evaluated for impairment	$918	$3,251	$1,562	$1,427		$7,158
Loans Receivables:
Ending balance	$65,110	$173,186	$90,547	$104,713		$433,556
Ending balance: individually
evaluated for impairment	$60	$9,099	$1,735	$2,330		$13,224
Ending balance: collectively
evaluated for impairment	$65,050	$164,087	$88,812	$102,383		$420,332

Information related to the change in the allowance for loan losses as of and for the three- and six- months ended June 30, 2012 is a follows:

As of and for the six months ended June 30, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	65	739	435	45	-	1,284
Recoveries	12	-	15	-	-	27
Provision	27	903	410	327	(367)	1,300
Ending balance	$1,195	$4,143	$1,425	$1,333	$55	$8,151

As of and for the three months ended June 30, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,206	$4,041	$1,453	$1,198	$422	$8,320
Charge-offs	65	464	228	28	-	785
Recoveries	4	-	12	-	-	16
Provision	50	566	188	163	(367)	600
Ending balance	$1,195	$4,143	$1,425	$1,333	$55	$8,151

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  Since the average share market prices of the Company’s common stock, during the three- and six- months ended June 30, 2013 and 2012, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options.  For restricted stock, dilution would occur from the Company’s unvested shares.  There were 14,000 and 151 unvested restricted share grants outstanding as of June 30, 2013 and 2012, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,513	$1,317	$2,907	$2,574
Weighted-average common shares outstanding	2,345,763	2,277,423	2,338,087	2,269,402
Basic EPS	$0.64	$0.57	$1.24	$1.13

Diluted EPS:
Net income available to common shareholders	$1,513	$1,317	$2,907	$2,574
Weighted-average common shares outstanding	2,345,763	2,277,423	2,338,087	2,269,402
Potentially dilutive common shares	2,932	151	4,172	151
Weighted-average common and potentially
dilutive shares outstanding	2,348,695	2,277,574	2,342,259	2,269,553
Diluted EPS	$0.64	$0.57	$1.24	$1.13

7.  Stock plans

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards, and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance.  The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  The Company’s stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors.  The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation  in the value of the common stock of the Company to secure, retain and motivate the Company’s employees and directors who are responsible for the operation and the management of the affairs of the Company, thereby aligning the interest of its employees and directors with the interest of its shareholders.  In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

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

In the 2012 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  In the Omnibus Stock Incentive Plan, 6,000 and 151 restricted stock awards were granted to employees during the first quarter of 2013 and the second quarter of 2012, respectively.  In the 2012 grant, 134 of the 151 shares became fully vested during the second quarter of 2013 with the remaining 17 grants forfeited.  The 2013 stock grants will vest over a period of four years.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  Due to immateriality however, the entire expense, or $2 thousand, from the 2012 grant was recognized on the date of grant.

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2013 and 2012 under the 2012 stock incentive plans:

	2013			2012
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	8,000	$21.20	2 yrs - 50% per year	-	$-
Omnibus plan	6,000	21.20	4 yrs - 25% per year	151	21.50	1 year
Total	14,000	$21.20		151	$21.50

The following tables illustrate stock-based compensation expense recognized during the three- and six- months ended June 30, 2013 and 2012 and the unrecognized stock-based compensation expense as of June 30, 2013.  There was no unrecognized stock-based compensation expense as of December 31, 2012:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Stock-based compensation expense:
Director plan	$21	$-	$35	$-
Omnibus plan	9	2	14	2

Total stock-based compensation expense	$30	$2	$49	$2

As of
(dollars in thousands)	June 30, 2013
Unrecognized stock-based compensation expense:
Director plan	$134
Omnibus plan	114

Total unrecognized stock-based compensation expense	$248

The unrecognized stock-based compensation expense as of June 30, 2013 will be recognized ratably over the periods ended January 2015 and January 2017 for the Director Plan and the Omnibus Plan, respectively.

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of June 30, 2013, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $24.50 per share.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30, 2013, 29,956 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  Therefore, the Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2013 and 2012, compensation expense related to the ESPP approximated $10 thousand and $12 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.  There was no compensation expense related to the ESPP for the three months ended June 30, 2013 and 2012.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,266	$15,266	$15,266	$-	$-
Held-to-maturity securities	207	227	-	227	-
Available-for-sale securities	96,259	96,259	496	93,640	2,123
FHLB Stock	3,214	3,214	-	3,214	-
Loans and leases, net	451,665	452,158	-	-	452,158
Loans held-for-sale	5,389	5,417	-	5,417	-
Accrued interest	2,073	2,073	-	2,073	-

Financial liabilities:
Deposit liabilities	519,523	519,968	-	519,968	-
Short-term borrowings	16,199	16,199	-	16,199	-
Long-term debt	16,000	18,195	-	18,195	-
Accrued interest	200	200	-	200	-

December 31, 2012
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$21,846	$21,846	$21,846	$-	$-
Held-to-maturity securities	289	320	-	320	-
Available-for-sale securities	100,441	100,441	466	98,150	1,825
FHLB Stock	2,624	2,624	-	2,624	-
Loans, net	424,584	430,861	-	-	430,861
Loans held-for-sale	10,545	10,824	-	10,824	-
Accrued interest	1,985	1,985	-	1,985	-

Financial liabilities:
Deposit liabilities	514,660	515,869	-	515,869	-
Short-term borrowings	8,056	8,056	-	8,056	-
Long-term debt	16,000	18,691	-	18,691	-
Accrued interest	195	195	-	195	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$13,178	$-	$13,178	$-
Obligations of states and political
subdivisions	32,541	-	32,541	-
Corporate bonds:
Pooled trust preferred securities	2,123	-	-	2,123
MBS - GSE residential	47,921	-	47,921	-
Equity securities - financial services	496	496	-	-
Total available-for-sale securities	$96,259	$496	$93,640	$2,123

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,740	$-	$17,740	$-
Obligations of states and political
subdivisions	29,857	-	29,857	-
Corporate bonds:
Pooled trust preferred securities	1,825	-	-	1,825
MBS - GSE residential	50,553	-	50,553	-
Equity securities - financial services	466	466	-	-
Total available-for-sale securities	$100,441	$466	$98,150	$1,825

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the six months ended June 30, 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

Quantitative information about Level 3 fair value measurements as of the periods indicated:
		June 30, 2013	December 31, 2012			June 30, 2013	December 31, 2012
	Valuation	Fair	Fair		Unobservable	Input	Input
(dollars in thousands)	technique	value	value		input	utilized	utilized
Available-for-sale securities:
Pooled trust preferred securities
	discounted	$2,123	$1,825	-	structural behavior	issuer specific	issuer specific
	cash flow			-	estimated probability of default	3.46% - 3.75%	4.11% - 4.17%
				-	correlation analysis among issuers	50% - 30%	50% - 30%
				-	loss given default rate	100%	100%
				-	prepayment rate	0%	0%
				-	recovery rate	0%	0%
				-	credit adjusted cash flow discount rate	0% - 42.5%	0% - 36.3%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities.  As of June 30, 2013, the amortized cost and fair values amounted to $6.2 million and $2.1 million, respectively.  The market for these securities is inactive – no new issues since 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low probability of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds.  Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments.  Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach.  This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio.  The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;
•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;
•	Loss given default or cash lost to investor. Assumed to be 100% with no recovery;
•

Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security.  No prepayments are assumed and the tranche coupon rate is used as the discount rate; and

•

Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes.  The OLEV estimates a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data.  The discount rates determined on an overall basis ranged from 0% to 43% as of June 30, 2013 and are applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated:

	As of and for the six months ended June 30,
(dollars in thousands)	2013	2012

Balance at beginning of period	$1,825	$1,466
Realized losses in earnings	-	(136)
Unrealized gains (losses) in OCI:
Gains	542	410
Losses	(124)	(108)
Pay down / settlement	(127)	(47)
Interest paid-in-kind	5	14
Accretion	2	2
Balance at end of period	$2,123	$1,601

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,293	$-	$-	$2,293
Other real estate owned	2,115	-	-	2,115
Total	$4,408	$-	$-	$4,408

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,109	$-	$-	$5,109
Other real estate owned	1,448	-	-	1,448
Other repossessed assets	6	-	-	6
Total	$6,563	$-	$-	$6,563

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

Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management.  Valuation techniques for impaired loans are generally determined through independent appraisals of the underlying collateral which generally include various Level 3 inputs which are not identifiable.  These appraisals may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates are utilized.  At June 30, 2013, the range of liquidation expenses and other appraisal adjustments of the impaired loans was -15.00% to -86.40% (weighted-average -30.91%).  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used by appraisers, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2013, adjustments to the appraisal values for other real estate owned ranged from -5.02% to -48.24% (weighted average -26.30%).

For repossessed assets, consisting of one automobile as of December 31, 2012, the Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value. There were no other repossessed assets at June 30, 2013.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2013 compared to December 31, 2012 and a comparison of the results of operations for the three- and six- months ended June 30, 2013 and 2012. Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2012 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder;
▪	impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

General

Nationally, the unemployment rate declined slightly from 7.8% at December 31, 2012 to 7.6% at June 30, 2013, remaining at the lowest level in three years.  While the unemployment rate has been declining nationally, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) still remains above national and state levels.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at June 30, 2013 was 9.5%, a 0.1 percentage point increase from 9.4% at December 31, 2012 and down 0.3 percentage points from June 30, 2012.  Local economists and state labor analysts predict that unemployment rates will decline as the national economy improves.  However, this economic improvement is anticipated to be slow-moving.  As home prices surge nationally, local home prices remain sluggish. There are two major reasons that home prices in the local market are trailing the national improvement.  The number of foreclosures has been declining on a national level, but was up nearly 55% in our local metropolitan area in the first quarter of 2013.  Another issue that disproportionately impacts this region is the national rise in home prices has been driven by many markets that suffered mightily during the recession that are climbing up from historic lows.  Pennsylvania did not experience the dysfunctional bubble other markets experienced such as in coastal and sunbelt regions.  This region did not have the bubble or a significant price collapse so the recovery could be shorter, but with smaller steps.  Notwithstanding these issues, high levels of unemployment and the prolonged weakness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolios.

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

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes.  Non-interest income consists of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance, net gains or losses from sales of loans, securities and from credit related other-than-temporary impairment (OTTI) charges on investment securities.  Non-interest expense consists of: compensation and related employee benefit costs; occupancy; equipment; data processing; advertising and marketing; FDIC insurance premiums; professional fees; loan collection; net other real estate owned (ORE) expenses; supplies and other operating overhead.

Comparison of the results of operations

Three- and six- months ended June 30, 2013 and 2012

Overview

Net income for the second quarter of 2013 increased $0.2 million, or 15%, to $1.5 million or $0.64 per diluted share, compared to $1.3 million or $0.57 per diluted share in the same 2012 quarter.  For the six months ended June 30, 2013, net income increased $0.3 million, or 13%, to $2.9 million or $1.24 per diluted share, compared to $2.6 million, or $1.13 per diluted share, recorded for the six months ended June 30, 2012.  In the quarterly comparison, net income increased $0.2 million due to an increase in non-interest fee related income, a marginal increase in net interest income and a decline in non-interest expense.  Similarly, net income in the year-to-date comparison increased due to higher net interest and non-interest income and also included a lower provision for loan loss requirement.  Other non-interest expense was essentially flat in the first half of the current year compared to the same period in 2012.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 1.00% and 9.98%, respectively, for the three months ended June 30, 2013 compared to 0.87% and 9.47%, respectively, for the three months ended June 30, 2012.  For the six months ended June 30, 2013, ROA and ROE were 0.96% and 9.74%, respectively, compared to 0.85% and 9.35% for the same period in 2012. The improvement in ROA and ROE in both the three- and six- month comparisons was caused predominantly by the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $27 thousand, or 0.5%, in the second quarter of 2013 to $5.2 million, from $5.1 million recorded in the second quarter of 2012.  The net interest rate spread improved three basis points to 3.67% for the three months ended June 30, 2013 from 3.64% for the three months ended June 30, 2012.  During the same period, the net interest margin increased to 3.84% from 3.81%.  The rise in net interest income, spread and margin was due primarily to shifting of interest-earning assets from the relatively lower yielding investment securities portfolio to the higher yielding loan portfolio  – the average interest-bearing cash and securities portfolios declining $36.8 million while the average balances of the loan portfolio increased by approximately $33.8 million.  The yield on most interest-earning assets declined from the second quarter of 2012 to the second quarter of 2013, more than offsetting the positive effect of the shift in earning asset volumes.  However, the decline in rates paid on interest-earning liabilities in conjunction with a $13.0 million increase in average non-interest bearing demand deposits helped offset the negative impact lower rates had on the interest-earning asset portfolio.

Net interest income for the six months ended June 30, 2013 increased $0.1 million, or 1%, from $10.3 million in the first half of 2012 to $10.4 million in the first half of 2013.  During the same period, interest rate spread and margin each increased 7 basis points to 3.67% and 3.84%, respectively.  Rates paid on interest-bearing liabilities declined 10 basis points and coupled with an increase in average non-interest bearing deposits of $18.3 million more than offset the impact of a 3 basis point decline in the interest-earning asset portfolio.  In addition, the Company shifted its emphasis from the lower yielding investment portfolio to higher yielding loans – particularly in the commercial real estate and residential mortgage loan portfolios where average loan volumes increased a total of $34.5 million had helped boost interest income by $0.2 million despite a decline in yield of 17 basis points in commercial loans and 47 basis points in residential mortgage loans.

The low interest rate environment caused yields from earning assets to further decline and will most likely continue to do so throughout 2013 and therefore may continue to constrict the Company’s asset yields and possibly the net interest margin.  At 70 basis points, the Company’s cost of interest-bearing liabilities for the quarter ended June 30, 2013 is 7 basis points lower than the cost in the second quarter of 2012.  Other than retaining maturing long-term CDs, reducing deposit rates further would have a minimal cost-saving effect.  Recently, short to intermediate rates along the treasury yield curve had been slowly, but steadily rising and could, due to stiff competition, potentially pressure banks to increase deposit rates to prevent deposit outflow.  The prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise harmoniously along with the treasury yield curve thereby further pressuring net interest income should deposit market rates begin to steadily rise.  To help combat the impending change to the economic landscape, the Company has successfully developed and will continue to strengthen its relationships with new and existing business customers by generating and retaining a higher level of average non-interest bearing DDA balances thereby reducing the Company’s overall cost of funds.  Strategically deploying these funds into interest earning-assets such as in the loan portfolio is an effective margin-enhancing strategy that the Company expects to continue to pursue and expand upon in 2013 to help stabilize net interest margin at acceptable levels.

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

The tables that follow set forth a comparison of average balances and their corresponding fully tax-equivalent (FTE) interest income and expense and annualized tax-equivalent yield and cost for the periods indicated.  Within each of the tables, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $72.2 thousand and $42.9 thousand for the second quarters of 2013 and 2012, respectively, and $0.1 million and $59.6 thousand for the first halves of 2013 and 2012, respectively, are included in interest income from loans.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2013			June 30, 2012
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,463	$2	0.31%	$21,897	$14	0.25%
Investments:
Agency - GSE	15,190	13	0.34	27,569	77	1.12
MBS - GSE residential	48,233	123	1.03	53,280	163	1.23
State and municipal	29,516	459	6.23	28,412	466	6.59
Other	9,190	19	0.83	10,127	19	0.78
Total investments	102,129	614	2.44	119,388	725	2.44

Loans and leases:
Commercial	247,859	3,087	4.99	237,662	3,062	5.18
Consumer	57,522	876	6.11	56,797	953	6.74
Residential real estate	153,642	1,556	4.06	130,768	1,455	4.47
Total loans and leases	459,023	5,519	4.82	425,227	5,470	5.17

Federal funds sold	22	-	0.26	167	-	0.26

Total interest-earning assets	563,637	6,135	4.37%	566,679	6,209	4.41%

Non-interest earning assets	45,215			41,369

Total Assets	$608,852			$608,048

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$109,414	$56	0.21%	$108,339	$58	0.21%
Interest-bearing checking	80,110	19	0.10	83,231	31	0.15
MMDA	80,736	105	0.52	97,272	125	0.52
CDs < $100,000	76,912	200	1.04	79,091	247	1.26
CDs > $100,000	41,355	130	1.26	41,289	156	1.52
Clubs	1,865	1	0.16	1,866	1	0.16
Total interest-bearing deposits	390,392	511	0.52	411,088	618	0.60

Repurchase agreements	8,807	4	0.18	11,952	7	0.25

Borrowed funds	22,392	217	3.89	16,002	213	5.35

Total interest-bearing liabilities	421,591	732	0.70%	439,042	838	0.77%

Non-interest bearing deposits	122,805			109,785

Non-interest bearing liabilities	3,657			3,266

Total liabilities	548,053			552,093

Shareholders' equity	60,799			55,955

Total liabilities and shareholders' equity	$608,852			$608,048
Net interest income		$5,403			$5,371

Net interest spread			3.67%			3.64%

Net interest margin			3.84%			3.81%

Cost of funds			0.54%			0.61%

	Six months ended
(dollars in thousands)	June 30, 2013			June 30, 2012
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,900	$14	0.29%	$33,331	$42	0.25%
Investments:
Agency - GSE	16,325	58	0.71	26,841	153	1.14
MBS - GSE residential	49,336	258	1.06	51,687	368	1.43
State and municipal	28,435	894	6.34	28,409	931	6.59
Other	9,125	39	0.86	10,299	40	0.77
Total investments	103,221	1,249	2.44	117,236	1,492	2.56

Loans and leases:
Commercial	244,827	6,110	5.03	236,647	6,143	5.22
Consumer	56,490	1,784	6.37	56,328	1,900	6.78
Residential real estate	153,627	3,144	4.13	127,263	2,912	4.60
Total loans and leases	454,944	11,038	4.89	420,238	10,955	5.24

Federal funds sold	231	-	0.26	228	-	0.25

Total interest-earning assets	568,296	12,301	4.37%	571,033	12,489	4.40%

Non-interest earning assets	45,083			41,307

Total Assets	$613,379			$612,340

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$109,146	$112	0.21%	$108,562	$117	0.22%
Interest-bearing checking	81,631	46	0.11	80,168	54	0.13
MMDA	80,640	209	0.52	101,444	275	0.55
CDs < $100,000	75,899	398	1.06	80,603	529	1.32
CDs > $100,000	41,313	260	1.27	41,249	325	1.58
Clubs	1,624	1	0.16	1,615	1	0.16
Total interest-bearing deposits	390,253	1,026	0.53	413,641	1,301	0.63

Repurchase agreements	13,068	13	0.20	13,994	23	0.32

Borrowed funds	19,333	428	4.46	17,542	452	5.18

Total interest-bearing liabilities	422,654	1,467	0.70%	445,177	1,776	0.80%

Non-interest bearing deposits	126,812			108,480

Non-interest bearing liabilities	3,734			3,310

Total liabilities	553,200			556,967

Shareholders' equity	60,179			55,373

Total liabilities and shareholders' equity	$613,379			$612,340
Net interest income		$10,834			$10,713

Net interest spread			3.67%			3.60%

Net interest margin			3.84%			3.77%

Cost of funds			0.54%			0.64%

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses (the allowance) to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Loans determined to be uncollectible are charged off against the allowance. The required amount of the provision for loan losses, based upon the adequate level of the allowance, is subject to the ongoing analysis of the loan portfolio.  The Company’s Special Assets Committee meets periodically to review problem loans.  The committee is comprised of management, including the senior loan officer, credit administration officers, loan officers, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

•    national and local economic trends and conditions; and

•    changes in credit concentrations.

Provisions for loan losses of $1.2 million were recorded for the first six months of 2013, compared to $1.3 million during the first six months of 2012.  Provisions for loan losses were $0.6 million for the three months ending June 30, 2013, unchanged from the provisions recorded during the three months ending June 30, 2012.  The Company’s non-performing loans declined to $7.7 million as of June 30, 2013, a $6.0 million decrease from year-end 2012 and from the same period last year.  However, the additional provision in the second quarter of 2013 was necessary to fund the allowance to support growth in the loan portfolio and to reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $8.3 million as of June 30, 2013, compared to $9.0 million for December 31, 2012.  The decrease in the allowance reflects charge downs of a large commercial real estate loan and a commercial construction loan during the first and second quarters of 2013, respectively.

Other income

For the three months ended June 30, 2013, non-interest income amounted to $2.1 million, a $0.2 million improvement, compared to $1.9 million in the same 2012 quarter.  The improvement in 2013 was caused by fees generated from growth in deposits, interchange, trust and financial services.  In addition, the Company did not incur credit related OTTI charges from impaired pooled trust preferred securities in the current year quarter compared to $31 thousand of credit related OTTI charges incurred during the second quarter of 2012.  These items were partially offset by a $44 thousand reduction from gains recognized from loan sales in the current year second quarter compared to the 2012 second quarter.

For the six months ended June 30, 2013, non-interest income amounted to $4.1 million, an increase of $0.2 million, or 6%, from $3.9 million recorded in the first half of 2012.  Additional fees from growth in services as noted in the quarter comparison and the absence of credit OTTI charges in the current year compared to $0.1 million incurred in the prior year six month period helped boost non-interest revenue.  A decline in consumer lending related fees was the cause fees on loans declined by $69 thousand for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  In addition, gains from the investment portfolios were $0.1 million less in the first six months of 2013 compared to the six months ended June 30, 2012.

Other operating expenses

Other operating expenses decreased $0.1 million, or 2%, from $4.7 million in the second quarter of 2012 to $4.6 million in the second quarter of 2013.  Advertising and marketing expenses declined $28 thousand, or 11%, in the second quarter of 2013 compared to the second quarter of 2012 due to the earlier than normal start of a sales campaign in 2013 that had traditionally begun during the second quarter.  For the same period, ORE expenses decreased $43 thousand, from $0.1 million in 2012 to $61 thousand in 2013.  This reduction is related to the recording of several one-time expenses related to specific ORE properties in the second quarter 2012.  These properties have subsequently been sold.  The $0.1 million, or 26%, decrease in the other expense category was caused mostly by lower training (more in-house training and less sales related and compliance training in the current year compared to 2012), the refund of tax resulting from the favorable outcome a state sales tax appeal, and the non-recurring nature of an expense incurred in the second quarter of 2012 to reacquire a previously sold loan from the FNMA.  Salary and employee benefits increased $0.1 million, or 6%, due to normal salary merit increases, two additional full-time equivalents (FTEs), (including the hiring of a chief operating officer in the third quarter of 2012), the related employee benefits and higher amounts of employee incentive related costs.

For the six months ended June 30, 2013, other operating expenses increased $27 thousand compared to the six months ended June 30, 2012.  Salary and employee benefits increased $0.2 million, or 5%, due to a larger work force and higher amounts of employee incentive related costs.  Advertising and marketing expenses increased $72 thousand, or 18%, during the six months ended June 30, 2013 compared to the same period in 2012 because the Company launched several  marketing activities including a new branding and sales campaign designed to increase retail and business household acquisitions.  The decrease in professional services of $94 thousand was due to less need and therefore lower legal services related expenses, non-recurring 2012 SBA examination fees and other lower ancillary professional service costs.  The $0.2 million, or 22%, decrease in the other expense category was caused mostly by a non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in the first quarter of 2012.

Comparison of financial condition at

June 30, 2013 and December 31, 2012

Overview

Consolidated assets increased $13.7 million, or 2%, to $615.2 million as of June 30, 2013 from $601.5 million at December 31, 2012.  The increase included growth in short-term borrowings of $8.1 million, consisting mostly of overnight borrowings, deposits of $4.9 million and a $1.0 million increase in shareholders’ equity, the latter from $2.9 million of net income partially offset by $0.6 million of dividends declared, net of activity in the Company’s dividend reinvestment plan, and $1.5 million in other comprehensive loss.   The funding sources, cash flow from the investment portfolio and cash on hand were used to finance growth in the loan portfolio.

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

As of June 30, 2013, the carrying value of investment securities amounted to $96.5 million, or 16% of total assets, compared to $100.7 million, or 17% of total assets, at December 31, 2012.  On June 30, 2013, approximately 50% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, unexpected deposit outflow, facility expansion or operations.

As of June 30, 2013, investment securities were comprised of HTM and AFS securities with carrying values of $0.2 million and $96.3 million, respectively.  The AFS debt and equity securities were recorded with a combined net unrealized loss in the amount of $1.9 million as of June 30, 2013 compared to an unrealized gain of $0.4 million as of December 31, 2012, respectively, or a net decline of $2.3 million during the first half of 2013.

The Company’s investment policy is designed to complement its lending activity.  During the six months ended June 30, 2013, the carrying value of total investments decreased $4.3 million, or 4%.  With $27.1 million of growth in the loan portfolio, currently offering better returns than can be obtained in the capital markets, growth in investments will be considered after loan demand, facility expansion and deposit outflow.  The Company will however, maintain a diverse investment portfolio to help mitigate overall risk and maintain a strong balance sheet.

A comparison of investment securities at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$48,128	49.9%	$50,842	50.5%
State & municipal subdivisions	32,541	33.7	29,857	29.6
Agency - GSE	13,178	13.7	17,740	17.6
Pooled trust preferred securities	2,123	2.2	1,825	1.8
Equity securities - financial services	496	0.5	466	0.5
Total	$96,466	100.0%	$100,730	100.0%

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

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  As of June 30, 2013, the market for these securities and other issues of PreTSLs remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels.  There has not been a new PreTSL issue since 2007.  Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market.  There are currently very few market participants who are willing and/or able to transact for these securities.  The Company has determined that the volume of trading activity in PreTSLs is minor, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle.  Therefore, the Company has concluded that the market for these securities is inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exist with dislocation between spreads and default activity resulting in difficulties in assessing relative observable market inputs to determine fair value.  To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics.  Therefore, in lieu of a market-quote approach to determine fair value of the PreTSL portfolio, a fair value “Level 3” modeled income approach is utilized.  The income approach maximizes the use of observable inputs and minimizes the use of unobservable inputs and is more representative of fair value than the market-quote approach in markets that are inactive.  Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior.  Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the six months ended June 30, 2013, the Company engaged a structured finance products specialist firm to analyze the seven securities (eight tranches) in the portfolio that have an amortized cost basis.  The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest.  One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary.  The firm applied the following steps and assumptions to the remaining six securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

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

The results of the OTTI analysis (refer to Note 4, “Investment securities”, within the notes to the consolidated financial statements for a description of the analysis performed) determined as of and for the six months ended June 30, 2013, the estimated value, based on the expected discounted cash flow, of all securities was sufficient to recover the amortized cost basis, and therefore no credit-related OTTI was needed for the three- and six- months ended June 30, 2013 compared to $31 thousand and $0.1 million for the three- and six- months ended June 30, 2012.  Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income.  Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is typically repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company typically earns a return or dividend based on the amount invested.  The $0.6 million increase in FHLB stock as of June 30, 2013 compared to year-end 2012 was due to increased short-term borrowings.

Loans held-for-sale (HFS)

Upon origination, residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as HFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is at the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.  As of June 30, 2013 and December 31, 2012, loans HFS consisted of residential mortgage loans.

As of June 30, 2013, loans HFS amounted to $5.4 million which approximated fair value, compared to $10.5 million and $10.8 million, respectively, at December 31, 2012.  During the six months ended June 30, 2013, residential mortgage loans with principal balances of $50.2 million were sold into the secondary market and the Company recognized net gains of approximately $0.8 million, compared to $39.5 million and $0.8 million, respectively during the six months ended June 30, 2012.  Gains of $41 thousand, deferred from sales of SBA loans in the fourth quarter of 2012, were recognized in the first quarter of 2013.  There were no gains or losses recognized during the first half of 2012 from sales of SBA loans.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At June 30, 2013 and December 31, 2012, the servicing portfolio balance of sold residential mortgage loans was $229.4 million and $214.7 million, respectively.

Loans and leases

The focus of our Company remains managing and expanding our existing relationships and developing new relationships as well as seeking referrals from centers of influence such as attorneys and accountants within our primary market.  Our primary market for maintaining and originating loans continues to be in Lackawanna and Luzerne counties for commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans.  The volume of activity is in direct proportion to demand, and current and anticipated interest rate levels.  Although our local economy does show signs of improvement, our strategy remains steadfast of being conservative while providing assistance to our customers and prospects as well as helping our local economy.  We strive to keep risk exposure at a manageable level through loan participations (sharing loans with other financial institutions to reduce exposure), the utilization of various guaranty programs and adjusting our advance rate based upon perceived risk.

As a preferred lender under the Small Business Administration (SBA) we have opportunities to provide credit facilities to the business community, help the area grow and prosper while at the same time reducing credit risk to our Bank.

Commercial and industrial

Comparing the commercial and industrial (C&I) loan portfolio at December 31, 2012 of $65.1 million and $71.3 million at June 30, 2013, there was an increase of $6.2 million, or 10%.  This increase is primarily the result of the efforts by branch personnel and small business lenders to maintain and expand relationships of our existing customers.

Commercial real estate

The commercial real estate loan portfolio increased $6.9 million, or 4%, from $173.2 million at December 31, 2012 to $180.1 million as of June 30, 2013.  The portfolio level has increased overall and remains steady for the second quarter of 2013.  The trend that has occurred during the second quarter should remain through year end.  It is unlikely this category will experience much growth for the remainder of 2013.

Consumer

The consumer loan portfolio increased by $3.1 million, or 3%, from $90.6 million at December 31, 2012 to $93.7 million at June 30, 2013.  The increase was primarily attributed to home equity installment loans which increased $2.0 million, or 6%.  This was followed closely by auto loans and leases with a $1.8 million increase, or 10%, in the first half of 2013.  Both of these increases are the result of significant business development efforts; a targeted loan campaign on the home equity installment side and a dedicated dealer center on the auto loan and lease side.

Residential

The residential loan portfolio increased $10.2 million, or 10%, from $104.7 million at December 31, 2012 to $114.9 million at June 30, 2013.  The Company reintroduced a mortgage loan modification program with the focus on retaining mortgage loans with maturities of 10 years or less.  The program attributed primarily to the increase in the residential loan portfolio in the first half of 2013.

The composition of the loan portfolio at June 30, 2013 and December 31, 2012, is summarized as follows:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$71,352	15.5%	$65,110	15.0%
Commercial real estate:
Non-owner occupied	90,303	19.6	81,998	18.9
Owner occupied	79,547	17.3	80,509	18.6
Construction	10,207	2.2	10,679	2.5
Consumer:
Home equity installment	34,823	7.6	32,828	7.6
Home equity line of credit	34,280	7.5	34,169	7.9
Auto loans and leases	19,202	4.2	17,411	4.0
Other	5,360	1.2	6,139	1.4
Residential:
Real estate	105,675	22.9	96,765	22.3
Construction	9,253	2.0	7,948	1.8

Gross loans	460,002	100.0%	433,556	100.0%
Less:
Allowance for loan losses	(8,296)		(8,972)
Unearned lease revenue	(41)		-

Net loans	$451,665		$424,584

Loans held-for-sale	$5,389		$10,545

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

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Total net charge-offs for the six months ended June 30, 2013 were $1.8 million compared to $1.3 million for the six months ended June 30, 2012.  The increase is primarily related to commercial real estate net charge-offs of $1.6 million during the first half of 2013, compared to $0.7 million for the same period in 2012.  This increase was mostly due to the charge down of one owner-occupied commercial real estate non-accrual loan.  The loan carried a specific reserve as of December 31, 2012 based on the estimated net realizable value of the loan’s collateral.  The collateral was sold on May 10, 2013 and no additional material charge offs or expenses were incurred.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.3 million as of June 30, 2013, compared to $9.0 million at December 31, 2012.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  Given continuing sluggishness in the economy, along with pressure on property values, there could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for
	six months ended		twelve months ended		the six months ended
(dollars in thousands)	June 30, 2013		December 31, 2012		June 30, 2012

Balance at beginning of period	$8,972		$8,108		$8,108

Charge-offs:
Commercial and industrial	48		185		65
Commercial real estate	1,627		1,335		739
Consumer	180		737		435
Residential	64		231		45
Total	1,919		2,488		1,284

Recoveries:
Commercial and industrial	6		26		12
Commercial real estate	12		46		-
Consumer	75		30		15
Residential	-		-		-
Total	93		102		27
Net charge-offs	1,826		2,386		1,257
Provision for loan losses	1,150		3,250		1,300
Balance at end of period	$8,296		$8,972		$8,151

Net charge-offs (annualized) to average total loans outstanding	0.80%		0.56%		0.60%
Allowance for loan losses to net charge-offs (annualized)	2.27	x	3.76	x	3.24	x
Allowance for loan losses to total loans	1.78%		2.02%		1.91%
Loans 30 - 89 days past due and accruing	$1,921		$2,920		$3,762
Loans 90 days or more past due and accruing	$993		$1,723		$207
Non-accrual loans	$6,710		$12,121		$13,486
Allowance for loan losses to loans 90 days or more
past due and accruing	8.35	x	5.21	x	39.38	x
Allowance for loan losses to non-accrual loans	1.24	x	0.74	x	0.60	x
Allowance for loan losses to non-performing loans	1.08	x	0.65	x	0.60	x
Average total loans	$454,944		$426,636		$420,238

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

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of June 30, 2013, non-performing assets represented 2.03% of total assets reduced from 2.94% at December 31, 2012, mainly resulting from the reduction of  residential and commercial loans 90 days or more past due and accruing, coupled with a reduction in residential, consumer and commercial loans on non-accrual status.

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

As of June 30, 2013, non-performing assets were comprised of loans past due 90 days or more and accruing, non-accruing commercial loans, non-accruing real estate loans, non-accrual consumer loans, troubled debt restructurings, non-accrual securities and ORE.  Most of the loans are collateralized, thereby mitigating the Company’s potential for loss.  At June 30, 2013 and December 31, 2012, $1.1 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status.  For a further discussion on the Company’s securities portfolio, see Note 4, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management’s discussion and analysis section.

Non-performing loans decreased from $13.8 million on December 31, 2012 to $7.7 million at June 30, 2013.  Non-performing loans consist of loans over 90 days past due and accruing and non-accrual loans. As of year-end 2012, there were seventeen loans to sixteen unrelated borrowers aggregating $1.7 million in the over 90 day category ranging from less than $1 thousand to $0.6 million.  At June 30, 2013, the over 90 days past due portion was $1.0 million and was comprised of seven loans to five unrelated borrowers, ranging from $3 thousand to $0.3 million.  Of the seven loans past due over 90 days, three loans, aggregating $0.4 million were residential mortgages to unrelated borrowers.  In addition, three loans were secured commercial loans aggregating $0.5 million.  The Company seeks payments from all past due customers through an aggressive customer communication process and, although a payment was made on one of these loans after the quarter ended, the loan remained past due.

A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts. At December 31, 2012, there were 65 loans to 57 unrelated borrowers ranging from less than $1 thousand to $3.2 million in the non-accrual category.  At June 30, 2013, there were 50 loans to 42 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  The decrease in non-accrual loans during the six months ended June 30, 2013 was related to loans that were charged off, paid off, transferred to ORE or moved back to accrual status.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $2.1 at June 30, 2013, which was a slight decrease from the December 31, 2012 total of $2.2 million.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the six months ended June 30, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	2	23	32	57
Ending balance	$40	$1,038	$1,034	$2,112

As of and for the year ended December 31, 2012
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$44	$5,270	$1,395	$6,709
Pay downs / payoffs	2	4,998	129	5,129
Advance on balance	-	789	-	789
Charge offs	-	-	200	200
Ending balance	$42	$1,061	$1,066	$2,169

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

At June 30, 2013, the non-accrual loans aggregated $6.7 million as compared to $12.1 million at December 31, 2012.  The net decrease in the level of non-accrual loans during the period ending June 30, 2013 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $0.8 million were made during the period; these were offset by reductions or payoffs of $2.9 million, charge-offs of $1.8 million, $1.1 million of transfers to ORE and $0.4 million of loans that returned to performing status.  Loans past due 90 days or more and accruing were $1.0 million at June 30, 2013, compared to $1.7 million as of December 31, 2012.  The ratio of non-performing loans to total loans was 1.66% at June 30, 2013 compared to 3.12% at December 31, 2012.

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  For the first six months of 2013, $39 thousand in cash basis interest income was recognized.  If the non-accrual loans that were outstanding as of June 30, 2013 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million during the six months ended June 30, 2013.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Loans past due 90 days or more and accruing	$993	$1,723	$207
Non-accrual loans *	6,710	12,121	13,486
Total non-performing loans	7,703	13,844	13,693
Troubled debt restructurings	1,078	1,103	5,309
Other real estate owned and repossessed assets	2,617	1,607	2,086
Non-accrual securities	1,089	1,132	935
Total non-performing assets	$12,487	$17,686	$22,023

Total loans, including loans held-for-sale	$465,350	$444,101	$426,118
Total assets	$615,175	$601,525	$595,736
Non-accrual loans to total loans	1.44%	2.73%	3.16%
Non-performing loans to total loans	1.66%	3.12%	3.21%
Non-performing assets to total assets	2.03%	2.94%	3.70%

* In the table above, the amount includes non-accrual TDRs of $1.0 million as of June 30, 2013 and $1.1 million as of December 31, 2012 and June 30, 2012, respectively.

The composition of non-performing loans as of June 30, 2013 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$71,352	$224	$9	$233	0.33%

Commercial real estate:
Non-owner occupied	90,303	275	1,698	1,973	2.18%
Owner occupied	79,547	40	1,488	1,528	1.92%
Construction	10,207	-	857	857	8.40%

Consumer:
Home equity installment	34,823	25	778	803	2.31%
Home equity line of credit	34,280	3	334	337	0.98%
Auto loans and leases	19,161	-	-	-	0.00%
Other	5,360	-	32	32	0.60%

Residential:
Real estate	105,675	426	1,514	1,940	1.84%
Construction	9,253	-	-	-	-
Loans held-for-sale	5,389	-	-	-	-

Total	$465,350	$993	$6,710	$7,703	1.66%

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.6 million at June 30, 2013 and $1.6 million at December 31, 2012. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,600	12	$1,169	6

Additions	1,420	9	1,778	14
Pay downs	(5)		(92)
Write downs	(109)		(86)
Sold	(289)	(3)	(1,169)	(8)
Balance at end of period	$2,617	18	$1,600	12

As of December 31, 2012, the ORE balance consisted of: nine properties totaling $0.8 million from 2012 additions; two properties aggregating $0.2 million acquired in 2011 and one property acquired in 2010 for $0.6 million.  As of June 30, 2013, nine properties were added to ORE and three were sold, bringing the total to eighteen, which contributed an additional $1.4 million to ORE for the first six months of 2013.  Two of the properties that were sold were added to ORE in 2012 and the third was added in the first quarter of 2013.  Of these nine properties added in the first six months of 2013, two were commercial real estate and seven were residential real estate.   Of the eighteen ORE properties as of June 30, 2013, which stemmed from seventeen unrelated borrowers, twelve were listed for sale, two were pending listing with local realtors, two have signed sales agreements, one is being repaired and one is in litigation.

Other assets

The increase in other assets of $1.0 million, or 8%, consisted of a larger deferred tax asset principally from the $2.3 million of unrealized losses recorded in the securities portfolio in the first half of 2013 and $0.6 million for automobile lease residual values.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Money market	$78,300	15.1%	$76,571	14.9%
Interest-bearing checking	84,228	16.2	87,981	17.1
Savings and clubs	110,710	21.3	107,447	20.8
Certificates of deposit	119,017	22.9	116,626	22.7
Total interest-bearing	392,255	75.5	388,625	75.5
Non-interest bearing	127,268	24.5	126,035	24.5
Total deposits	$519,523	100.0%	$514,660	100.0%

Compared to December 31, 2012, total deposits increased $4.9 million, or 1%, during the first half of 2013.  With the exception of interest-bearing checking accounts, all other deposit product types registered marginal increases during 2013.   Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.

Though the rates along the treasury yield curve have begun to slowly rise, the relatively low interest rate environment continues to cause business and retail customers to seek short-term alternatives for their deposits.  Savings and clubs experienced a $3.3 million increase as customers’ preference is to park their cash in non-maturing, readily available deposit accounts.  A promotional campaign focused on attracting and retaining certificates of deposit balances facilitated the $2.4 million increase in CD’s, while money market accounts were supported by depositors shifting balances with a $1.7 million rise within the portfolio.  The decrease in interest-bearing checking accounts was primarily the result of cash re-deployments and outflow of municipal deposits.  The Company’s focus continues to be on the acquisition and retention of retail and business households with a strong emphasis on deepening and broadening those relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of June 30, 2013 and December 31, 2012, CDARS represented $11.8 million and $10.2 million, respectively, or 2%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $41.6 million and $41.8 million at June 30, 2013 and December 31, 2012, respectively.  Certificates of deposit of $250,000 or more amounted to $15.4 million and $16.2 million as of June 30, 2013 and December 31, 2012.

Including CDARS, approximately 33% of the CDs, with a weighted-average interest rate of 0.82%, are scheduled to mature in 2013 and an additional 31%, with a weighted-average interest rate of 1.06%, are scheduled to mature in 2014.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  Though the CD portfolio has increased since year-end 2012, prompted by the Company’s CD promotion, when interest rates begin to steadily rise, the Company expects CDs to trend back toward historical levels.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first half of 2013 increased $0.6 million, or 7%, from year-end December 31, 2012.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At June 30, 2013, the Company had a balance of $7.6 million in overnight borrowings. There were no overnight borrowings at December 31, 2012.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$7,586	23.6%	$-	-%
Securities sold under repurchase agreements	8,613	26.7	8,056	33.5
Long-term FHLB advances	16,000	49.7	16,000	66.5
Total	$32,199	100.0%	$24,056	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2013, the Company maintained a one-year cumulative gap of positive (asset sensitive) $70.9 million, or 12%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

Certain shortcomings are inherent in the method of analysis discussed above and presented in the next table.  Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table amounts.  The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2013:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$48	$-	$-	$15,218	$15,266
Investment securities (1)(2)	5,026	13,199	26,153	55,302	99,680
Loans and leases(2)	172,386	66,836	113,973	103,859	457,054
Fixed and other assets	-	10,231	-	32,944	43,175
Total assets	$177,460	$90,266	$140,126	$207,323	$615,175
Total cumulative assets	$177,460	$267,726	$407,852	$615,175

Non-interest-bearing transaction deposits (3)	$-	$12,739	$34,973	$79,556	$127,268
Interest-bearing transaction deposits (3)	89,798	17,187	113,082	53,171	273,238
Certificates of deposit	15,451	45,404	49,366	8,796	119,017
Repurchase agreements	8,613	-	-	-	8,613
Short-term borrowings	7,586	-	-	-	7,586
Long-term debt	-	-	-	16,000	16,000
Other liabilities	-	-	-	3,550	3,550
Total liabilities	$121,448	$75,330	$197,421	$161,073	$555,272
Total cumulative liabilities	$121,448	$196,778	$394,199	$555,272

Interest sensitivity gap	$56,012	$14,936	$(57,295)	$46,250
Cumulative gap	$56,012	$70,948	$13,653	$59,903

Cumulative gap to total assets	9.1%	11.5%	2.2%	9.7%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2013 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2013 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.1%	(3.4)%
Net income	15.9	(9.9)
Economic value at risk:
Economic value of equity	(13.9)	(8.6)
Economic value of equity as a percent of total assets	(1.5)	(0.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2013, the Company’s risk-based capital ratio was 13.7%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2013, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$21,946	$1,070	5.1%
+100 basis points	21,225	349	1.7
Flat rate	20,876	-	-
-100 basis points	20,643	(233)	(1.1)
-200 basis points	20,162	(714)	(3.4)

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

The Company utilizes a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of June 30, 2013 the Company had not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2013, the Company used approximately $6.6 million of cash.  During the period, the Company’s operations provided approximately $12.3 million mostly from $7.9 million of net cash inflow from originating and selling residential mortgage loans, $10.3 million of net cash inflow from the components of net interest income partially offset from net non-interest expense /income related payments.  Liquidity generated from operations, deposit inflow, short-term borrowings and cash on hand were used to fund growth in the loan portfolio, dividend payments and equipment acquisition.  The $15.3 million cash on hand as of June 30, 2013 is expected to be used to grow interest-earning assets -  mostly to fund growth in the loan portfolio, facility and technology upgrades and deposit outflow.

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

As of June 30, 2013, the Company maintained $15.3 million in cash and cash equivalents and $101.6 million of investments AFS and loans HFS.  Also as of June 30, 2013, the Company had approximately $137.8 million available to borrow from the FHLB, $21.0 million from correspondent banks, $24.5 million from the FRB and $30.3 million from the CDARS program.    The combined total of $330.5 million represented 54% of total assets at June 30, 2013.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During six months ended June 30, 2013, total shareholders' equity increased $1.0 million due principally from the $2.9 million in net income, $0.7 million from capital contributions from the activities in the Company’s dividend reinvestment and employee stock purchase plans (DRP and ESPP, respectively), partially offset by $1.2 million of dividends declared and by a $1.5 million of other comprehensive loss from the decline in the fair value of the Company’s investment portfolio.

As of June 30, 2013, the Company reported a net unrealized loss position of $1.3 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2012.  During the past several years, the prolonged sluggish economy has created uncertainty and illiquidity in the financial and capital markets and has created unpredictable volatility on the fair value estimates for securities in banks’ investment portfolios.  Management believes that most of the volatility in fair value of securities is due to changes in interest rates, which have begun to slowly rise, and liquidity complications in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers.  When U.S. Treasury rates rise, investment securities’ pricing will decline and fair values of investment securities will also decline.  Bond prices tend to move inversely to the movement of interest rates.  During the first half of 2013, the fair value of the Company’s pooled trust preferred securities increased $0.3 million, or 16%, as the unrealized loss declined by $0.4 million including $0.1 million in cash payments.  The Company did not incur credit related impairment charges for the six months ended June 30, 2013 nor did the Company incur non-credit related impairment losses in the second quarter of 2013.  Nonetheless, given the fragile condition of the capital markets, especially in the pooled trust preferred segment, there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans, a consistent source of capital from the Company’s loyal employees and shareholders.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The appropriate risk-weighting pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that are rated below investment grade, thus significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in both 2013 and 2012.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2013, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2013:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of June 30, 2013:

Total capital (to risk-weighted assets)
Consolidated	$66,978	13.7%	≥	$39,161	≥	8.0%		N/A		N/A
Bank	$66,807	13.7%	≥	$39,157	≥	8.0%	≥	$48,947	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$60,740	12.4%	≥	$19,581	≥	4.0%		N/A		N/A
Bank	$60,660	12.4%	≥	$19,579	≥	4.0%	≥	$29,368	≥	6.0%

Tier I capital (to average assets)
Consolidated	$60,740	10.0%	≥	$24,353	≥	4.0%		N/A		N/A
Bank	$60,660	10.0%	≥	$24,339	≥	4.0%	≥	$30,424	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2012 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014.  The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum leverage ratio of 4%.

In addition, the final rules establishes a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital.  The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.  The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

The Company is in the process of assessing the impact of these changes on the regulatory ratios of the Company and the bank on the capital, operations, liquidity and earnings of the Company and the bank.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2013.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended June 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012;  Consolidated Statements of Income for the three- and six-months ended June 30, 2013 and  2012; Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and  2012, Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the Notes to the Consolidated Financial Statements.

________________________________________________

                *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 13, 2013	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 13, 2013	/s/Salvatore R. DeFrancesco, Jr.
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

*

11 Statement regarding computation of earnings per share.	23

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	56

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	57

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012;  Consolidated Statements of Income for the three- and six- months ended June 30, 2013 and 2012; Consolidated Statements of Comprehensive Income for the three- and six- months ended  June 30, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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

Exhibit 31.1

CERTIFICATION

I, Daniel J. Santaniello, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Fidelity D & D Bancorp, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees, who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2013
/s/Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Salvatore R. DeFrancesco, Jr., certify that:

1.I have reviewed this quarterly report on Form 10-Q of Fidelity D & D Bancorp, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees, who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2013	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Fidelity D & D Bancorp, Inc. (the “Company”) for the period ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Daniel J. Santaniello, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by

§ 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 13, 2013	By: /s/Daniel J. Santaniello
Daniel J. Santaniello
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Fidelity D & D Bancorp, Inc. (the “Company”) for the period ended June 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by

§ 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: August 13, 2013	By: /s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial