Form 10-Q
period 2013-09-30
FIDELITY D & D BANCORP INC
filed 2013-11-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2013, the latest practicable date, was 2,371,171 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2013

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2013	December 31, 2012

Assets:
Cash and due from banks	$13,951	$12,657
Interest-bearing deposits with financial institutions	21,934	9,189

Total cash and cash equivalents	35,885	21,846

Available-for-sale securities	102,921	100,441
Held-to-maturity securities	190	289
Federal Home Loan Bank stock	2,160	2,624
Loans and leases, net (allowance for loan losses of
$8,405 in 2013; $8,972 in 2012)	454,700	424,584
Loans held-for-sale (fair value $920 in 2013, $10,824 in 2012)	903	10,545
Foreclosed assets held-for-sale	2,966	1,607
Bank premises and equipment, net	13,709	14,127
Cash surrender value of bank owned life insurance	10,316	10,065
Accrued interest receivable	1,973	1,985
Other assets	14,571	13,412

Total assets	$640,294	$601,525

Liabilities:
Deposits:
Interest-bearing	$410,716	$388,625
Non-interest-bearing	134,114	126,035

Total deposits	544,830	514,660

Accrued interest payable and other liabilities	3,471	3,863
Short-term borrowings	14,197	8,056
Long-term debt	16,000	16,000

Total liabilities	578,498	542,579

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,371,171 in 2013; and
2,323,248 in 2012)	24,805	23,711
Retained earnings	37,644	34,999
Accumulated other comprehensive (loss) income	(653)	236

Total shareholders' equity	61,796	58,946

Total liabilities and shareholders' equity	$640,294	$601,525

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest income:
Loans and leases:
Taxable	$5,329	$5,313	$16,034	$15,885
Nontaxable	126	107	346	359
Interest-bearing deposits with financial institutions	5	12	19	55
Investment securities:
U.S. government agency and corporations	167	226	483	747
States and political subdivisions (nontaxable)	303	298	893	917
Other securities	24	18	59	54
Total interest income	5,954	5,974	17,834	18,017
Interest expense:
Deposits	525	585	1,551	1,886
Securities sold under repurchase agreements	5	4	18	27
Other short-term borrowings and other	3	-	8	-
Long-term debt	215	215	638	667
Total interest expense	748	804	2,215	2,580
Net interest income	5,206	5,170	15,619	15,437
Provision for loan losses	450	700	1,600	2,000
Net interest income after provision for loan losses	4,756	4,470	14,019	13,437
Other income:
Service charges on deposit accounts	492	470	1,403	1,313
Interchange fees	319	276	899	798
Fees from trust fiduciary activities	139	140	480	447
Fees from financial services	148	155	444	441
Service charges on loans	162	195	744	846
Fees and other revenue	122	88	343	257
Earnings on bank-owned life insurance	85	83	251	244
Gain (loss) on sale, recovery, or disposal of:
Loans	313	500	1,207	1,329
Investment securities	138	3	266	264
Premises and equipment	(10)	(16)	(10)	(17)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	-	(1)	(61)	(242)
Non-credit-related losses on investment securities not expected
to be sold (recognized in other comprehensive income (loss))	-	1	61	106
Net impairment losses on investment securities	-	-	-	(136)
Total other income	1,908	1,894	6,027	5,786
Other expenses:
Salaries and employee benefits	2,248	2,116	7,145	6,767
Premises and equipment	837	889	2,496	2,593
Advertising and marketing	513	552	980	947
Professional services	314	292	891	963
FDIC assessment	105	130	353	379
Loan collection	84	197	447	498
Other real estate owned	40	67	224	226
Office supplies and postage	116	103	332	315
Automated transaction processing	186	105	426	286
Other	201	28	837	965
Total other expenses	4,644	4,479	14,131	13,939
Income before income taxes	2,020	1,885	5,915	5,284
Provision for income taxes	515	486	1,503	1,311
Net income	$1,505	$1,399	$4,412	$3,973
Per share data:
Net income - basic	$0.64	$0.61	$1.88	$1.74
Net income - diluted	$0.64	$0.61	$1.88	$1.74
Dividends	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Net income	$1,505	$1,399	$4,412	$3,973

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale
securities	925	1,182	(1,302)	2,195
Reclassification adjustment for net gains realized in
income	(138)	(3)	(266)	(264)
Net impairment losses on investment securities	-	-	-	136
Net unrealized gain (loss)	787	1,179	(1,568)	2,067
Tax effect	(268)	(401)	533	(703)
Unrealized gain (loss), net of tax	519	778	(1,035)	1,364
Non-credit-related impairment gain on
investment securities not expected to be sold	168	76	221	358
Tax effect	(57)	(26)	(75)	(122)
Net non-credit-related impairment gain on investment securities	111	50	146	236
Other comprehensive income (loss), net of tax	630	828	(889)	1,600
Total comprehensive income, net of tax	$2,135	$2,227	$3,523	$5,573

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2013 and 2012
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Net income			3,973		3,973
Other comprehensive income				1,600	1,600
Issuance of common stock through Employee Stock
Purchase Plan	3,874	67			67
Issuance of common stock through Dividend
Reinvestment Plan	49,190	980			980
Stock-based compensation expense		15			15
Cash dividends declared			(1,706)		(1,706)
Balance, September 30, 2012	2,307,606	$23,416	$34,647	$490	$58,553

Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			4,412		4,412
Other comprehensive loss				(889)	(889)
Issuance of common stock through Employee Stock
Purchase Plan	4,256	78			78
Issuance of common stock through Dividend
Reinvestment Plan	43,533	928			928
Issuance of common stock from vested restricted
share grants through stock compensation plans	134
Stock-based compensation expense		88			88
Cash dividends declared			(1,767)		(1,767)
Balance, September 30, 2013	2,371,171	$24,805	$37,644	$(653)	$61,796

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$4,412	$3,973
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,546	2,612
Provision for loan losses	1,600	2,000
Deferred income tax expense (benefit)	598	(253)
Stock-based compensation expense	88	15
Proceeds from sale of loans held-for-sale	72,449	64,605
Originations of loans held-for-sale	(59,848)	(58,395)
Earnings on bank-owned life insurance	(251)	(244)
Net gain from sales of loans	(1,207)	(1,329)
Net gain from sales of investment securities	(104)	(251)
Net loss on sale and write-down of foreclosed assets held-for-sale	97	107
Loss on disposal of equipment	10	17
Other-than-temporary impairment on securities	-	136
Change in:
Accrued interest receivable	7	90
Other assets	(731)	(249)
Accrued interest payable and other liabilities	(351)	(4,086)

Net cash provided by operating activities	19,315	8,748

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	100	88
Available-for-sale securities:
Proceeds from sales	8,461	3,571
Proceeds from maturities, calls and principal pay-downs	21,771	24,029
Purchases	(35,098)	(20,891)
Decrease FHLB stock	464	680
Net increase in loans and leases	(36,430)	(28,898)
Acquisition of bank premises and equipment	(810)	(1,809)
Proceeds from sale of foreclosed assets held-for-sale	716	719

Net cash used by investing activities	(40,826)	(22,511)

Cash flows from financing activities:
Net increase in deposits	30,170	8,318
Net increase in short-term borrowings	6,141	4,561
Repayments of long-term debt	-	(5,000)
Proceeds from employee stock purchase plan participants	78	67
Dividends paid, net of dividends reinvested	(1,090)	(1,124)
Proceeds from dividend reinvestment plan participants	251	398

Net cash provided by financing activities	35,550	7,220

Net increase (decrease) in cash and cash equivalents	14,039	(6,543)

Cash and cash equivalents, beginning	21,846	52,165

Cash and cash equivalents, ending	$35,885	$45,622

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

In the opinion of management, the consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the related consolidated statements of income and consolidated statements of comprehensive income for the three- and nine-months ended September 30, 2013 and 2012, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2013 through the date these consolidated financials statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2013 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of September 30, 2013 and December 31, 2012, loans classified as HFS consisted of residential mortgage loans.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the nine months ended September 30, 2013 and 2012, the Company paid interest of $2.2 million and $2.6 million, respectively.  The Company was required to pay income taxes of $1.1 million and $1.8 million during the first nine months of 2013 and 2012, respectively.  Transfers from loans to foreclosed assets held-for-sale amounted to $2.2 million and $1.4 million during the nine months ended September 30, 2013 and 2012.  During the same respective periods, transfers from loans to loans HFS amounted to $2.9 million and $2.8 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

3.  Accumulated other comprehensive income (loss)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated comprehensive income (loss) as of and for the periods indicated:

As of and for the nine months ended September 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$1,905	$(1,669)	$236

Other comprehensive (loss) income before reclassifications	(859)	146	(713)

Amounts reclassified from accumulated other
comprehensive income	(176)	-	(176)
Net current-period other comprehensive (loss) income	(1,035)	146	(889)
Ending balance	$870	$(1,523)	$(653)

As of and for the three months ended September 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$351	$(1,634)	$(1,283)

Other comprehensive income before reclassifications	610	111	721

Amounts reclassified from accumulated other
comprehensive income	(91)	-	(91)
Net current-period other comprehensive income	519	111	630
Ending balance	$870	$(1,523)	$(653)

In the tables above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other	Amount reclassified from
comprehensive income components	accumulated other	Affected line item in the statement
(dollars in thousands)	comprehensive income	where net income is presented
For the nine months ended September 30, 2013

Unrealized gains on AFS securities	$266	Gain on sale, recovery, or disposal of investment securities
	-	Net impairment losses on investment securities
	266	Income before income taxes
	(90)	Provision for income taxes
Total reclassifications for the period	$176	Net income

For the three months ended September 30, 2013

Unrealized gains on AFS securities	$138	Gain on sale, recovery, or disposal of investment securities
	-	Net impairment losses on investment securities
	138	Income before income taxes
	(47)	Provision for income taxes
Total reclassifications for the period	$91	Net income

4. Investment securities

The amortized cost and fair value of investment securities at September 30, 2013 and December 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2013
Held-to-maturity securities:
MBS - GSE residential	$190	$17	$-	$207

Available-for-sale securities:
Agency - GSE	$15,715	$34	$40	$15,709
Obligations of states and
political subdivisions	30,531	1,086	455	31,162
Corporate bonds:
Pooled trust preferred securities	6,115	267	3,439	2,943
MBS - GSE residential	51,254	1,471	137	52,588

Total debt securities	103,615	2,858	4,071	102,402

Equity securities - financial services	295	224	-	519

Total available-for-sale securities	$103,910	$3,082	$4,071	$102,921

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2012
Held-to-maturity securities:
MBS - GSE residential	$289	$31	$-	$320

Available-for-sale securities:
Agency - GSE	$17,651	$102	$13	$17,740
Obligations of states and
political subdivisions	26,979	2,879	1	29,857
Corporate bonds:
Pooled trust preferred securities	6,323	185	4,683	1,825
MBS - GSE residential	48,836	1,761	44	50,553

Total debt securities	99,789	4,927	4,741	99,975

Equity securities - financial services	295	171	-	466

Total available-for-sale securities	$100,084	$5,098	$4,741	$100,441

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$190	$207

Available-for-sale securities:
Debt securities:
Due in one year or less	$3,007	$3,020
Due after one year through five years	5,127	5,111
Due after five years through ten years	9,579	9,683
Due after ten years	34,648	32,000

Total debt securities	52,361	49,814

MBS - GSE residential	51,254	52,588

Total available-for-sale debt securities	$103,615	$102,402

Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty.     Agency – GSE and municipal securities are included based on their original stated maturity.  MBS – GSE residential, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.  Most of the securities have fixed rates or have predetermined scheduled rate changes, and many have call features that allow the issuer to call the security at par before its stated maturity, without penalty.

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2013
Agency - GSE	$8,643	$40	$-	$-	$8,643	$40
Obligations of states and political subdivisions	7,761	455	-	-	7,761	455
Corporate bonds:
Pooled trust preferred securities	-	-	2,264	3,439	2,264	3,439
MBS - GSE residential	12,253	137	-	-	12,253	137
Total temporarily impaired securities	$28,657	$632	$2,264	$3,439	$30,921	$4,071
Number of securities	31		7		38

December 31, 2012
Agency - GSE	$1,017	$13	$-	$-	$1,017	$13
Obligations of states and political subdivisions	281	1	-	-	281	1
Corporate bonds:
Pooled trust preferred securities	-	-	1,639	4,683	1,639	4,683
MBS - GSE residential	6,214	44	-	-	6,214	44
Total temporarily impaired securities	$7,512	$58	$1,639	$4,683	$9,151	$4,741
Number of securities	5		8		13

Management believes the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid conditions in the debt market and is not directly related to credit quality.  Quarterly, management conducts a formal review of investment securities for the presence of other-than-temporary impairment (OTTI).  The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date.  Under those circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.

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

For all security types, as of September 30, 2013, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.  Following is a description of the security types within the Company’s investment portfolio.

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

In the above security types, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of September 30, 2013, recognition of OTTI on these securities was unnecessary.  Interest rates along the intermediate and long end of the treasury yield curve have increased from year-end 2012 and while the intermediate term rates have ebbed slightly from the prior quarter, until rates stabilize, values of banks’ investment securities will be somewhat volatile.

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

There are various investment classes or tranches issued by the CDO.  The most senior tranche has the lowest yield but the most protection from credit losses.  Conversely, the most junior tranche has the highest yield but the most exposure to risk of credit losses.  Junior tranches are subordinate to senior tranches and losses are generally allocated from the lowest tranche with the equity component holding the most risk of credit loss and then subordinate tranches in reverse order up to the most senior tranche.  The allocation of losses is defined in the indenture when the CDO was formed.

Unrealized losses in the pooled trust preferred securities (PreTSLs) are caused mainly by: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of its portfolio of pooled trust preferred securities determined that in 2012 credit-related OTTI be recorded on two holdings, both of which are contained in the Company’s AFS securities portfolio.  The losses were caused by credit quality downgrades on the underlying collateral, including the collateral of four banks deferring interest payments within these two securities and one bank fully redeeming which removes all future earnings cash flow.  There was no credit related OTTI required to be recognized during the three- or nine-months ended September 30, 2013.

The following table summarizes the amount of OTTI recognized in earnings, by security during the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Pooled trust preferred securities:
PreTSL IX, B1, B3	$-	$-	$-	$18
PreTSL XVIII, C	-	-	-	118
Total	$-	$-	$-	$136

The following is a tabular roll-forward of the cumulative amount of credit-related OTTI recognized in earnings:

	Nine months ended
	September 30, 2013
(dollars in thousands)	HTM	AFS	Total
Beginning balance of credit-related OTTI	$-	$(15,416)	$(15,416)
Additions for credit-related OTTI
not previously recognized	-	-	-
Additional credit-related OTTI
previously recognized when there
is no intent to sell before recovery
of amortized cost basis	-	-	-
Ending balance of credit-related OTTI	$-	$(15,416)	$(15,416)

To determine credit-related OTTI, the Company analyzes the collateral of each individual tranche within each of the individual pools in the Company’s portfolio of PreTSLs that has a remaining book value.  The Company engaged a third party structured finance firm to: review the underlying collateral of each PreTSL; research trustee reports to update relevant data and credit ratings of the underlying collateral; project default rates and cash flows of the collateral and simulate 10,000 Monte Carlo time-to-default scenarios to arrive at the single best estimate of future cash flow for each tranche.  This analysis is performed quarterly.

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI.  The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations.  ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition.  The application of the guidance contained in ASC 320 is used for two investments considered of high credit quality and ASC 325 is used for the remaining securities.  In summary, the quarterly evaluations indicated there was no significant adverse change in cash flows in the securities. As a result, there was no credit related OTTI recorded during the three- and nine- months ended September 30, 2013.

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

The remaining six PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets.  For these securities, the Company applies the guidance of ASC 325.  Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the previous measurement date, credit-related OTTI is deemed to exist and written down to the determined present value through a charge to current earnings.  The discount rate used under ASC 325 is the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost.  In applying this guidance to the remaining securities, none of the securities measured an adverse change in cash flows and therefore no credit related OTTI has been recorded during 2013.

The following table is the composition of the Company’s non-accrual PreTSL securities as of the period indicated:

(dollars in thousands)		September 30, 2013		December 31, 2012
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$23	$-	$27
Pre TSL VII	Mezzanine	-	59	-	125
Pre TSL IX	B-1,B-3	1,450	616	1,507	630
Pre TSL XI	B-3	974	390	1,053	305
Pre TSL XV	B-1	-	52	-	33
Pre TSL XVIII	C	167	-	167	-
Pre TSL XIX	C	316	6	316	-
Pre TSL XXIV	B-1	407	20	407	12
		$3,314	$1,166	$3,450	$1,132

Non-accrual securities have experienced impairment of principal, and interest was “paid-in-kind”.  When these two conditions exist, the security is placed on non-accrual status.  Quarterly, each of the other PreTSL issues is evaluated for the presence of these two conditions and if necessary placed on non-accrual status. For the nine months ended September 30, 2013, the Company recovered $0.1 million of previously charged off PreTSLs compared to $13 thousand for the same period in 2012 which are included in the consolidated statements of income as a component of gain (loss) on sale, recovery, or disposal of investment securities .

The following table provides additional information with respect to the Company’s pooled trust preferred securities as of September 30, 2013:

(dollars in thousands)
						Current		Actual		Excess	Effective
						number		deferrals		subordination (2)	subordination (3)
						of		and defaults		as a % of	as a % of
					Moody's /	banks /	Actual	as a % of		current	current
		Book	Fair	Unrealized	Fitch	insurance	deferrals	current	Excess	performing	performing
Deal	Class	value	value	gain (loss)	ratings (1)	companies	and defaults	collateral	subordination	collateral	collateral
Pre TSL IV	Mezzanine	$412	$545	$133	Caa2 / B	6 / -	$12,000	18.0	$16,467	28.4	38.7
Pre TSL V	Mezzanine	-	23	23	C / D	3 / -	28,950	100.0	None	N/A	N/A
Pre TSL VII	Mezzanine	-	59	59	Ca / C	14 / -	85,000	54.1	None	N/A	N/A
Pre TSL IX	B-1,B-3	1,450	616	(834)	Caa1 / C	45 / -	101,280	27.5	None	N/A	3.6
Pre TSL XI	B-3	974	390	(584)	Caa3 / C	60 / -	180,250	32.1	None	N/A	N/A
Pre TSL XV	B-1	-	52	52	C / C	62 / 7	185,200	32.9	None	N/A	N/A
Pre TSL XVI	C	-	-	-	C / C	48 / 7	217,390	39.0	None	N/A	N/A
Pre TSL XVII	C	-	-	-	C / C	49 / 6	149,890	33.3	None	N/A	N/A
Pre TSL XVIII	C	167	-	(167)	Ca / C	63 / 14	186,320	29.2	None	N/A	N/A
Pre TSL XIX	C	316	6	(310)	C / C	51 / 14	137,650	22.6	None	N/A	1.7
Pre TSL XXIV	B-1	407	20	(387)	Ca / CC	77 / 11	347,500	34.8	None	N/A	14.2
Pre TSL XXV	C-1	-	-	-	C / C	61 / 7	257,000	33.5	None	N/A	0.1
Pre TSL XXVII	B	2,389	1,232	(1,157)	Caa3 / CCC	40 / 7	81,800	26.1	10,519	4.5	29.5
		$6,115	$2,943	$(3,172)

(1)   All ratings have been updated through September 30, 2013.

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

5.  Loans and leases

The classifications of loans and leases at September 30, 2013 and December 31, 2012 are summarized as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial	$66,557	$65,110
Commercial real estate:
Non-owner occupied	89,268	81,998
Owner occupied	84,411	80,509
Construction	10,776	10,679
Consumer:
Home equity installment	33,666	32,828
Home equity line of credit	35,305	34,169
Auto loans and leases	20,838	17,411
Other	5,587	6,139
Residential:
Real estate	108,919	96,765
Construction	7,833	7,948
Total	463,160	433,556
Less:
Allowance for loan losses	(8,405)	(8,972)
Unearned lease revenue	(55)	-

Loans and leases, net	$454,700	$424,584

Net deferred loan costs of $1.1 million and $1.0 million have been added to the carrying values of loans at September 30, 2013 and December 31, 2012, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $245.2 million as of September 30, 2013 and $214.7 million as of December 31, 2012.

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

Non-accrual loans, segregated by class, at September 30, 2013 and December 31, 2012, were as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial	$99	$18

Commercial real estate:

Non-owner occupied	1,498	1,884
Owner occupied	1,630	5,031
Construction	779	1,123

Consumer:

Home equity installment	299	1,306
Home equity line of credit	393	381
Auto loans and leases	12	-
Other	-	48

Residential:

Real estate	1,438	2,330

Total	$6,148	$12,121

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  Commercial real estate loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Commercial real estate construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest pursuant to the original terms with the maturity date adjusted accordingly.  Consumer loan modifications are typically not granted and therefore standard modification terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed on non-accrual status.  As of September 30, 2013, total TDRs amounted to $2.0 million, of which $1.0 million were on non-accrual status.  This was a slight reduction from the December 31, 2012 total of $2.2 million of which $1.1 million were on non-accrual status.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the three- or nine- months ended September 30, 2013 and 2012.  There were no loans modified in a TDR during the twelve months ended September 30, 2013 that subsequently defaulted during the three or nine months ended September 30, 2013.

The allowance for loan loss (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs, is used to establish the allowance.

Past due loans

Loans are considered past due when the contractual principal and/or interest are not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
September 30, 2013	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$160	$220	$106	$486	$66,071	$66,557	$7
Commercial real estate:
Non-owner occupied	908	-	1,631	2,539	86,729	89,268	133
Owner occupied	238	408	1,630	2,276	82,135	84,411	-
Construction	-	-	779	779	9,997	10,776	-
Consumer:
Home equity installment	143	9	299	451	33,215	33,666	-
Home equity line of credit	-	4	415	419	34,886	35,305	22
Auto loans and leases	292	38	18	348	20,435	20,783	6
Other	20	33	-	53	5,534	5,587	-
Residential:
Real estate	257	546	1,615	2,418	106,501	108,919	177
Construction	-	-	-	-	7,833	7,833	-
Total	$2,018	$1,258	$6,493	$9,769	$453,336	$463,105	$345

* Includes $6.1 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$676	$15	$254	$945	$64,165	$65,110	$236
Commercial real estate:
Non-owner occupied	-	141	1,884	2,025	79,973	81,998	-
Owner occupied	208	282	5,439	5,929	74,580	80,509	408
Construction	-	-	1,123	1,123	9,556	10,679	-
Consumer:
Home equity installment	216	132	1,325	1,673	31,155	32,828	19
Home equity line of credit	-	66	381	447	33,722	34,169	-
Auto	459	30	16	505	16,906	17,411	16
Other	48	4	65	117	6,022	6,139	17
Residential:
Real estate	99	544	3,357	4,000	92,765	96,765	1,027
Construction	-	-	-	-	7,948	7,948	-
Total	$1,706	$1,214	$13,844	$16,764	$416,792	$433,556	$1,723

* Includes $12.1 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.  As of September 30, 2013 and December 31, 2012, impaired loans consisted of non-accrual loans and TDRs.

At September 30, 2013, impaired loans consisted of accruing TDRs totaling $1.1 million and $6.1 million of non-accrual loans.  At December 31, 2012, impaired loans consisted of accruing TDRs totaling $1.1 million and $12.1 million of non-accrual loans.  As of September 30, 2013 and December 31, 2012, the non-accrual loans included non-accruing TDRs of $1.0 million and $1.1 million, respectively.   Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
September 30, 2013
Commercial & industrial	$136	$102	$34	$136	$40	$81	$2	$-
Commercial real estate:
Non-owner occupied	1,962	410	1,572	1,982	37	2,319	25	59
Owner occupied	2,328	802	1,366	2,168	155	3,969	30	-
Construction	1,073	210	569	779	62	1,002	-	-
Consumer:
Home equity installment	370	99	200	299	14	825	37	-
Home equity line of credit	528	103	290	393	14	381	-	-
Auto loans and leases	12	12	-	12	1	3	-	-
Other	-	-	-	-	-	43	-	-
Residential:
Real Estate	1,593	582	856	1,438	73	1,903	54	-
Construction	-	-	-	-	-	-	-	-
Total	$8,002	$2,320	$4,887	$7,207	$396	$10,526	$148	$59

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2012
Commercial & industrial	$52	$8	$52	$60	$4	$275	$4	$-
Commercial real estate:
Non-owner occupied	2,431	957	1,420	2,377	233	4,172	152	20
Owner occupied	5,940	4,500	1,099	5,599	1,230	7,292	121	-
Construction	1,123	210	913	1,123	194	941	-	-
Consumer:
Home equity installment	1,480	524	782	1,306	38	1,023	-	-
Home equity line of credit	435	144	237	381	31	482	-	-
Auto	-	-	-	-	-	1	-	-
Other	102	16	32	48	8	36	-	-
Residential:
Real Estate	2,688	564	1,766	2,330	76	2,342	17	-
Construction	-	-	-	-	-	44	-	-
Total	$14,251	$6,923	$6,301	$13,224	$1,814	$16,608	$294	$20

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

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt.  The collateral pledged may be lacking in quality or quantity.  Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth.  The payment history indicates chronic delinquency problems.  Management is considered to be weak.  There is a distinct possibility that the Company may sustain a loss.  All loans on non-accrual are rated substandard.  Other loans that are included in the substandard category can be accruing, as well as loans that are current or past due.  Some borrowers may also have claimed bankruptcy or plan to claim bankruptcy some-time in the near future.

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:
Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012

Pass	$63,568	$61,821	$80,246	$72,738	$80,900	$73,922	$8,361	$8,094

Special mention	2,322	2,221	4,071	3,520	200	222	1,575	1,422

Substandard	667	1,068	4,951	5,740	3,311	6,365	840	1,163

Doubtful	-	-	-	-	-	-	-	-

Total	$66,557	$65,110	$89,268	$81,998	$84,411	$80,509	$10,776	$10,679

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012

Performing	$33,367	$31,503	$34,890	$33,788	$20,765	$17,395	$5,587	$6,074

Non-performing	299	1,325	415	381	18	16	-	65

Total	$33,666	$32,828	$35,305	$34,169	$20,783	$17,411	$5,587	$6,139

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	9/30/2013	12/31/2012	9/30/2013	12/31/2012

Performing	$107,304	$93,408	$7,833	$7,948

Non-performing	1,615	3,357	-	-

Total	$108,919	$96,765	$7,833	$7,948

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	1,815	274	158	-	2,303
Recoveries	8	28	99	1	-	136
Provision	32	702	189	335	342	1,600
Ending balance	$906	$3,823	$1,653	$1,681	$342	$8,405
Ending balance: individually
evaluated for impairment	$40	$254	$29	$73		$396
Ending balance: collectively
evaluated for impairment	$866	$3,569	$1,624	$1,608		$7,667
Loans Receivables:
Ending balance	$66,557	$184,455	$95,341	$116,752		$463,105
Ending balance: individually
evaluated for impairment	$136	$4,929	$704	$1,438		$7,207
Ending balance: collectively
evaluated for impairment	$66,421	$179,526	$94,637	$115,314		$455,898

As of and for the three months ended September 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$919	$3,521	$1,647	$1,718	$491	$8,296
Charge-offs	8	188	94	94	-	384
Recoveries	2	16	24	1	-	43
Provision	(7)	474	76	56	(149)	450
Ending balance	$906	$3,823	$1,653	$1,681	$342	$8,405

As of and for the year ended December 31, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	185	1,335	737	231	-	2,488
Recoveries	26	46	30	-	-	102
Provision	(140)	2,218	911	683	(422)	3,250
Ending balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Ending balance: individually
evaluated for impairment	$4	$1,657	$77	$76		$1,814
Ending balance: collectively
evaluated for impairment	$918	$3,251	$1,562	$1,427		$7,158
Loans Receivables:
Ending balance	$65,110	$173,186	$90,547	$104,713		$433,556
Ending balance: individually
evaluated for impairment	$60	$9,099	$1,735	$2,330		$13,224
Ending balance: collectively
evaluated for impairment	$65,050	$164,087	$88,812	$102,383		$420,332

Information related to the change in the allowance for loan losses as of and for the three- and nine- months ended September 30, 2012 is a follows:

As of and for the nine months ended September 30, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	135	1,258	491	121	-	2,005
Recoveries	23	-	16	-	-	39
Provision	55	1,083	457	579	(174)	2,000
Ending balance	$1,164	$3,804	$1,417	$1,509	$248	$8,142

As of and for the three months ended September 30, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,195	$4,143	$1,425	$1,333	$55	$8,151
Charge-offs	70	518	57	76	-	721
Recoveries	11	-	1	-	-	12
Provision	28	179	48	252	193	700
Ending balance	$1,164	$3,804	$1,417	$1,509	$248	$8,142

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  Since the average share market prices of the Company’s common stock, during the three- and nine- months ended September 30, 2013 and 2012, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options.  For restricted stock, dilution would occur from the Company’s unvested shares.  There were 14,000 and 151 unvested restricted share grants outstanding as of September 30, 2013 and 2012, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,505	$1,399	$4,412	$3,973
Weighted-average common shares outstanding	2,359,947	2,294,416	2,345,453	2,277,801
Basic EPS	$0.64	$0.61	$1.88	$1.74

Diluted EPS:
Net income available to common shareholders	$1,505	$1,399	$4,412	$3,973
Weighted-average common shares outstanding	2,359,947	2,294,416	2,345,453	2,277,801
Potentially dilutive common shares	4,632	151	4,407	151
Weighted-average common and potentially
dilutive shares outstanding	2,364,579	2,294,567	2,349,860	2,277,952
Diluted EPS	$0.64	$0.61	$1.88	$1.74

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

At the annual shareholders’ meeting held on May 1, 2012, the shareholders of the Company approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans), both of which expired in 2011.  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no options shall be granted after the tenth anniversary – or in the year 2022.  Previously issued and currently outstanding options under the 2000 stock incentive plans may be exercised pursuant to the terms of the stock option plans existing at the time of grant.  However, the outstanding options under the 2000 stock incentive plans may be cancelled and replaced with grants under the 2012 stock incentive plans.

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

The following tables illustrate stock-based compensation expense recognized during the three- and nine- months ended September 30, 2013 and 2012 and the unrecognized stock-based compensation expense as of September 30, 2013.  There was no unrecognized stock-based compensation expense as of December 31, 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Stock-based compensation expense:
Director plan	$22	$-	$57	$-
Omnibus plan	7	2	21	2

Total stock-based compensation expense	$29	$2	$78	$2

As of
(dollars in thousands)	September 30, 2013
Unrecognized stock-based compensation expense:
Director plan	$113
Omnibus plan	106

Total unrecognized stock-based compensation expense	$219

The unrecognized stock-based compensation expense as of September 30, 2013 will be recognized ratably over the periods ended January 2015 and January 2017 for the Director Plan and the Omnibus Plan, respectively.

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of September 30, 2013, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $27.00 per share.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30, 2013, 29,956 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  Therefore, the Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the nine months ended September 30, 2013 and 2012, compensation expense related to the ESPP approximated $10 thousand and $12 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.  There was no compensation expense related to the ESPP for the three months ended September 30, 2013 and 2012.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$35,885	$35,885	$35,885	$-	$-
Held-to-maturity securities	190	207	-	207	-
Available-for-sale securities	102,921	102,921	519	99,459	2,943
FHLB Stock	2,160	2,160	-	2,160	-
Loans and leases, net	454,700	455,351	-	-	455,351
Loans held-for-sale	903	920	-	920	-

Financial liabilities:
Deposit liabilities	544,830	545,242	-	545,242	-
Short-term borrowings	14,197	14,197	-	14,197	-
Long-term debt	16,000	18,092	-	18,092	-

December 31, 2012
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$21,846	$21,846	$21,846	$-	$-
Held-to-maturity securities	289	320	-	320	-
Available-for-sale securities	100,441	100,441	466	98,150	1,825
FHLB Stock	2,624	2,624	-	2,624	-
Loans, net	424,584	430,861	-	-	430,861
Loans held-for-sale	10,545	10,824	-	10,824	-

Financial liabilities:
Deposit liabilities	514,660	515,869	-	515,869	-
Short-term borrowings	8,056	8,056	-	8,056	-
Long-term debt	16,000	18,691	-	18,691	-

The carrying value of short-term financial instruments, as listed below, approximates their fair value.  These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand :

•	Cash and cash equivalents;
•	Non-interest bearing deposit accounts;
•	Savings, NOW and money market accounts and
•	Short-term borrowings.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$15,709	$-	$15,709	$-
Obligations of states and political
subdivisions	31,162	-	31,162	-
Corporate bonds:
Pooled trust preferred securities	2,943	-	-	2,943
MBS - GSE residential	52,588	-	52,588	-
Equity securities - financial services	519	519	-	-
Total available-for-sale securities	$102,921	$519	$99,459	$2,943

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,740	$-	$17,740	$-
Obligations of states and political
subdivisions	29,857	-	29,857	-
Corporate bonds:
Pooled trust preferred securities	1,825	-	-	1,825
MBS - GSE residential	50,553	-	50,553	-
Equity securities - financial services	466	466	-	-
Total available-for-sale securities	$100,441	$466	$98,150	$1,825

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the nine months ended September 30, 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

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

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

Quantitative information about Level 3 fair value measurements as of the periods indicated:
		September 30, 2013	December 31, 2012			September 30, 2013	December 31, 2012
	Valuation	Fair	Fair		Unobservable	Input	Input
(dollars in thousands)	technique	value	value		input	utilized	utilized
Available-for-sale securities:
Pooled trust preferred securities
	discounted	$2,943	$1,825	-	structural behavior	issuer specific	issuer specific
	cash flow			-	estimated probability of default	2.19% - 2.76%	4.11% - 4.17%
				-	correlation analysis among issuers	50% - 30%	50% - 30%
				-	loss given default rate	100%	100%
				-	prepayment rate	0%	0%
				-	recovery rate	0%	0%
				-	credit adjusted cash flow discount rate	0% - 75.0%	0% - 36.3%

The Company owns 13 issues of $22.3 million, original par value, pooled trust preferred securities.  As of September 30, 2013, the amortized cost and fair values amounted to $6.1 million and $2.9 million, respectively.  The market for these securities is inactive – no new issues since 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low probability of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds.  Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments.  Therefore, management has determined that a fair value modeled income approach (discounted cash flow) is more representative of fair value than the market approach.  This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company uses the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio.  The major unobservable input assumptions used in the cash flow analysis include:

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

Finally, the orderly liquid exit values (OLEV) are calculated for valuation purposes.  The OLEV estimates a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data.  The discount rates determined on an overall basis ranged from 0% to 75% as of September 30, 2013 and are applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments, consisting of the Company’s investment in pooled trust preferred securities, measured at fair value on a recurring basis for the periods indicated:

	As of and for the nine months ended September 30,
(dollars in thousands)	2013	2012

Balance at beginning of period	$1,825	$1,466
Realized losses in earnings	-	(136)
Unrealized gains (losses) in OCI:
Gains	1,519	518
Losses	(193)	(113)
Pay down / settlement	(216)	(96)
Interest paid-in-kind	6	21
Accretion	2	3
Balance at end of period	$2,943	$1,663

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,924	$-	$-	$1,924
Other real estate owned	1,987	-	-	1,987
Total	$3,911	$-	$-	$3,911

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,109	$-	$-	$5,109
Other real estate owned	1,448	-	-	1,448
Other repossessed assets	6	-	-	6
Total	$6,563	$-	$-	$6,563

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

Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and other estimates and assumptions developed by management.

Valuation techniques for impaired loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows.  Both techniques include various Level 3 inputs which are not identifiable.  The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.  For example, from time-to-time, the Company may refer to the National Automobile Dealers Association (NADA) guide to estimate vehicle’s fair value for an impaired auto loan.  At September 30, 2013, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -16.00% to -95.37% (weighted-average -39.48%).  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2013, adjustments to the appraisal values for other real estate owned ranged from -1.72% to -60.90% (weighted average -26.76%).

For repossessed assets, consisting of one automobile as of December 31, 2012, the Company refers to the NADA guide to determine a vehicle’s fair value. There were no other repossessed assets at September 30, 2013.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2013 compared to December 31, 2012 and a comparison of the results of operations for the three- and nine- months ended September 30, 2013 and 2012. Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2012 Annual Report filed on Form 10-K.

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

General

Nationally, the unemployment rate declined slightly from 7.8% at December 31, 2012 to 7.2% at September 30, 2013, remaining at the lowest level since 2008.  While the unemployment rate has been declining nationally, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) still remains above national and state levels.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at August 31, 2013 was 9.4%, unchanged from December 31, 2012 and down 0.4 percentage points from August 31, 2012.  Local economists and state labor analysts predict that unemployment rates will decline as the national economy improves.  However, this economic improvement is anticipated to be slow-moving. The number of foreclosures has been declining on a national level, but was up nearly 26% in our local metropolitan area in the third quarter of 2013 compared to the same period in 2012.  This is the third straight quarter the region has seen increases in home repossessions, property auction warnings and mortgage default notifications.  Pennsylvania and the region generally dodged the explosion of foreclosures that battered many states from 2009 to 2012.  Now the effect of prolonged high rates of unemployment is beginning to catch up.  The increase can also be attributed to inventory built up during the downturn that is just coming to the market now. Notwithstanding these issues, high levels of unemployment and the prolonged weakness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolios.

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

Comparison of the results of operations

Three- and nine- months ended September 30, 2013 and 2012

Overview

Net income for the third quarter of 2013 increased $0.1 million, or 8%, to $1.5 million or $0.64 per diluted share, compared to $1.4 million or $0.61 per diluted share in the same 2012 quarter.  For the nine months ended September 30, 2013, net income increased $0.4 million, or 11%, to $4.4 million or $1.88 per diluted share, compared to $4.0 million, or $1.74 per diluted share, recorded for the nine months ended September 30, 2012.  In the quarterly comparison, net income increased $0.1 million due mostly to a decrease in the provision for loan losses offset by an increase in non-interest expense.  Similarly, net income in the year-to-date comparison increased due to higher net interest and non-interest income and also included a lower provision for loan loss requirement.  The increase in other non-interest expense offset the growth in net interest income and non-interest income.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.96% and 9.85%, respectively, for the three months ended September 30, 2013 compared to 0.92% and 9.67%, respectively, for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, ROA and ROE were 0.96% and 9.78%, respectively, compared to 0.87% and 9.46% for the same period in 2012. The improvement in ROA and ROE in both the three- and nine- month comparisons was caused predominantly by the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $36 thousand, or 0.7%, in the third quarter of 2013 to $5.2 million.  The fully-taxable equivalent (FTE) net interest rate spread fell five basis points to 3.57% for the three months ended September 30, 2013 from 3.62% for the three months ended September 30, 2012.  During the same period, the FTE net interest margin decreased to 3.74% from 3.79%.

The rise in net interest income can be attributed to lower rates paid on smaller average interest-bearing deposits and was bolstered further by a $13.0 million increase in non-interest bearing deposits – an interest-free funding source for interest-earning asset growth.  Though net interest income increased marginally, the interest rate spread declined primarily because the yield earned from interest-earning assets declined more rapidly than the decline in rates paid on interest-bearing liabilities.  The decline in the net interest margin is due to a $12.4 million increase in interest-earning assets producing a lower amount of interest income.  Somewhat offsetting the rapid pace of the rate decline in earning assets was the shift of interest-earning assets from the relatively lower yielding cash and investment securities to higher yielding loans as well as higher balances of interest-earning assets.  The average interest-bearing cash and securities portfolios declined $19.7 million while the average balances of the loan portfolio increased by approximately $33.4 million funded with net interest income-enhancing non-interest bearing deposits.

Net interest income for the nine months ended September 30, 2013 increased $0.2 million, or 1%, from $15.4 million in the first nine months of 2012 to $15.6 million in the first nine months of 2013.  During the same period, the FTE interest rate spread and margin increased two basis points and three basis points, to 3.63% and 3.81%, respectively.  Rates paid on interest-bearing liabilities declined 8 basis points– mostly from a 24 basis point decline in certificates of deposit rates, and coupled with an increase in average non-interest bearing deposits of $16.5 million more than offset the impact of a 6 basis point decline in yields earned from interest-earning assets.  In addition, the Company shifted its emphasis from the lower yielding investment portfolio to higher yielding loans – particularly in the commercial and residential mortgage loan portfolios where average loan volume increases of $32.9 million helped boost interest income by $0.3 million despite a decline in yield of 20 basis points in commercial loans and 42 basis points in residential mortgage loans.

The low interest rate environment caused yields from earning assets to further decline and will most likely continue to do so throughout 2013 and therefore may further constrict the Company’s asset yields and possibly the net interest margin.  At 69 basis points, the Company’s cost of interest-bearing liabilities for the quarter ended September 30, 2013 is five basis points lower than the cost in the third quarter of 2012.  Other than retaining maturing long-term CDs, reducing deposit rates further would have a minor cost-savings effect.  Lately, interest rates along the treasury yield curve have been slowly but steadily rising and, because of market competition, could potentially pressure banks to increase deposit rates to help prevent deposit outflow.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in tandem with the treasury yield curve thereby further pressuring net interest income should deposit market rates begin to steadily rise.  To help combat the impending change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers and develop new business relationships to retain and generate higher levels of average non-interest bearing DDA balances thereby reducing the Company’s overall cost of funds and the potential drag on earnings.  Strategically deploying these funds into interest earning-assets such as in the retail and commercial loan portfolios is an effective margin-enhancing strategy that the Company expects to pursue and expand upon to help stabilize net interest margin.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates and to discuss and seek revenue enhancing strategies to combat the trend in declining interest income.  The Company’s marketing department, in concert with ALM, lenders and deposit gatherers, continues to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits in order to contain the Company’s interest rate margin.

The tables that follow set forth a comparison of average balances and their corresponding FTE interest income and expense and annualized tax-equivalent yield and cost for the periods indicated.  Within each of the tables, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34%, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison between yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $73.6 thousand and $59.1 thousand for the third quarters of 2013 and 2012, respectively, and $0.2 million and $0.1 million for the first nine months of 2013 and 2012, respectively, are included in interest income from loans.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2013			September 30, 2012
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$6,540	$5	0.29%	$19,924	$13	0.25%
Investments:
Agency - GSE	16,184	40	0.98	24,327	65	1.06
MBS - GSE residential	48,242	126	1.04	49,685	162	1.29
State and municipal	30,932	471	6.04	27,084	447	6.57
Other	9,249	26	1.11	9,805	19	0.79
Total investments	104,607	663	2.47	110,901	693	2.49

Loans and leases:
Commercial	251,341	3,097	4.89	237,896	3,052	5.10
Consumer	60,357	871	5.73	56,648	930	6.53
Residential real estate	153,279	1,553	4.02	137,049	1,492	4.33
Total loans and leases	464,977	5,521	4.71	431,593	5,474	5.05

Federal funds sold	241	-	0.25	1,530	1	0.26

Total interest-earning assets	576,365	6,189	4.26%	563,948	6,181	4.36%

Non-interest earning assets	44,490			43,738

Total Assets	$620,855			$607,686

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,684	$56	0.21%	$106,924	$58	0.22%
Interest-bearing checking	90,245	34	0.15	84,395	28	0.13
MMDA	79,904	108	0.54	94,363	119	0.50
CDs < $100,000	77,172	198	1.01	76,929	227	1.17
CDs > $100,000	42,081	129	1.21	42,523	152	1.43
Clubs	2,219	1	0.14	2,201	1	0.13
Total interest-bearing deposits	400,305	526	0.52	407,335	585	0.57

Repurchase agreements	10,648	5	0.17	11,614	4	0.17

Borrowed funds	20,615	218	4.20	16,002	215	5.35

Total interest-bearing liabilities	431,568	749	0.69%	434,951	804	0.74%

Non-interest bearing deposits	124,794			111,781

Non-interest bearing liabilities	3,892			3,390

Total liabilities	560,254			550,122

Shareholders' equity	60,601			57,564

Total liabilities and shareholders' equity	$620,855			$607,686
Net interest income		$5,440			$5,377

Net interest spread			3.57%			3.62%

Net interest margin			3.74%			3.79%

Cost of funds			0.53%			0.59%

	Nine months ended
(dollars in thousands)	September 30, 2013			September 30, 2012
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$8,768	$19	0.29%	$28,829	$55	0.25%
Investments:
Agency - GSE	16,277	98	0.80	25,997	218	1.12
MBS - GSE residential	48,968	385	1.05	51,015	529	1.39
State and municipal	29,276	1,365	6.23	27,964	1,378	6.58
Other	9,167	64	0.94	10,133	59	0.78
Total investments	103,688	1,912	2.47	115,109	2,184	2.53

Loans and leases:
Commercial	247,022	9,207	4.98	237,066	9,195	5.18
Consumer	57,793	2,655	6.14	56,435	2,830	6.70
Residential real estate	153,510	4,697	4.09	130,549	4,404	4.51
Total loans and leases	458,325	16,559	4.83	424,050	16,429	5.18

Federal funds sold	234	-	0.25	665	1	0.26

Total interest-earning assets	571,015	18,490	4.33%	568,653	18,669	4.39%

Non-interest earning assets	44,883			42,124

Total Assets	$615,898			$610,777

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,990	$168	0.21%	$108,012	$175	0.22%
Interest-bearing checking	84,534	80	0.13	81,588	82	0.13
MMDA	80,392	317	0.53	99,066	394	0.53
CDs < $100,000	76,328	595	1.04	79,369	755	1.27
CDs > $100,000	41,572	389	1.25	41,677	478	1.53
Clubs	1,824	2	0.15	1,811	2	0.15
Total interest-bearing deposits	393,640	1,551	0.53	411,523	1,886	0.61

Repurchase agreements	12,253	18	0.19	13,195	27	0.28

Borrowed funds	19,765	646	4.37	17,025	667	5.23

Total interest-bearing liabilities	425,658	2,215	0.70%	441,743	2,580	0.78%

Non-interest bearing deposits	126,132			109,589

Non-interest bearing liabilities	3,787			3,337

Total liabilities	555,577			554,669

Shareholders' equity	60,321			56,108

Total liabilities and shareholders' equity	$615,898			$610,777
Net interest income		$16,275			$16,089

Net interest spread			3.63%			3.61%

Net interest margin			3.81%			3.78%

Cost of funds			0.54%			0.63%

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

Management continuously reviews the risks inherent in the loan portfolio.  Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

•specific loans that could have loss potential;

•levels of and trends in delinquencies and non-accrual loans;

•levels of and trends in charge-offs and recoveries;

•trends in volume and terms of loans;

•changes in risk selection and underwriting standards;

•changes in lending policies, procedures and practices;

•experience, ability and depth of lending management;

•national and local economic trends and conditions; and

•changes in credit concentrations.

Provisions for loan losses of $1.6 million were recorded for the first nine months of 2013, compared to $2.0 million during the first nine months of 2012. Provisions for loan losses were $0.5 million for the three months ending September 30, 2013, with $0.7 million in provisions recorded during the three months ending September 30, 2012. The Company’s non-performing loans declined to $6.5 million as of September 30, 2013, a $7.4 million decrease from year-end 2012.  Though credit quality is improving, the additional provision in the third quarter of 2013 was necessary to fund the allowance to support growth in the loan portfolio and to reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $8.4 million as of September 30, 2013, compared to $9.0 million for December 31, 2012.  The decrease in the allowance reflects the charge down of a large commercial real estate loan in the first quarter, coupled with additional charge downs in the other segments of the commercial loan portfolio as well as the mortgage and consumer loan portfolios over the first nine months of 2013.

Other income

For the three months ended September 30, 2013, non-interest income amounted to $1.9 million, essentially unchanged from the same 2012 quarter.  Reductions in gains recognized on loan sales in 2013 were offset by larger gains on investment securities and an increase in interchange fees.

For the nine months ended September 30, 2013, non-interest income amounted to $6.0 million, an increase of $0.2 million, or 4%, from $5.8 million recorded in the first nine months of 2012.  Additional fees from growth in trust, deposit and interchange services and the absence of $0.1 million in credit OTTI charges in the current year helped boost non-interest related revenue.  Growth in other service related fees was offset by a decline in service, late and other loan fee income in the first nine months of 2013 compared to the same 2012 period.  In addition, a slowdown in mortgage loan origination activity and the decision to hold intermediate-term mortgage loans for portfolio has resulted in $0.1 million less in gains recognized from the sales of mortgage loans into the secondary market during the nine months ended September 30, 2013 compared to the same period in 2012.

Other operating expenses

Total other operating expenses increased $0.1 million, or 4%, from $4.5 million in the third quarter of 2012 to $4.6 million in the third quarter of 2013.  Salary and employee benefits increased $0.1 million, or 6%, due to normal salary merit increases, three additional full-time equivalents (FTEs) employees, including the hiring of a chief operating officer in the third quarter of 2012, a new director of trust services, increased group insurance and higher employee incentive costs.  The $81 thousand increase in automated transaction processing expense was due to the effect of the new regulation that allows the Company’s card processors the right to bill for services related to point-of-sale transactions.  In addition, the Company’s rollout of a new debit card rewards program required implementation and program expenses in the third quarter of 2013 that did not exist in the 2012 quarter.  The $0.2 million increase in the other expense category was caused by the timing of the receipt of state tax credits increasing the third quarter shares tax expense by $52 thousand compared to the third quarter of 2012.  The Company typically receives tax credits, in three phases, based on contributions to qualifying educational organizations through the “Educational Improvement Tax Credit” (EITC) program administered by the state of Pennsylvania.  The Company is waiting for the final application phase of the program to be approved by the state.  Also contributing to the increase in other expenses was a lower level of residential mortgage originations resulting in less overhead being deferred as well as higher mortgage and commercial loan appraisal costs associated with the cost of second appraisals for construction loans migrating to permanent financing and for the cost of appraisals for withdrawn and denied loan applications.  Advertising and marketing expenses declined $39 thousand, or 7%, in the third quarter of

2013 compared to the third quarter of 2012.  The decline was due to the $0.1 million lower EITC donations made to date, a component of advertising and marketing, in the current year quarter compared to the third quarter of 2012.  Related to the shares tax credits as noted above, the state has encountered a backlog in processing applications for the EITC program which has delayed our program contributions.  Collections expense declined $0.1 million due to the Company’s continued aggressive and varied methods of gaining control of real estate collateral. These methods include more sharply focused efforts to reduce loan payment delinquencies, moving swiftly through the foreclosure litigation processes and other types of legal actions that achieved positive results more efficiently.

For the nine months ended September 30, 2013, total other operating expenses increased $0.2 million compared to the nine months ended September 30, 2012.  Salary and employee benefits increased $0.4 million, or 6%, due to annual merit increases, internal promotions, the hiring of new senior staff positions, the related increase in payroll expenses and employee incentive related costs.  Advertising and marketing expenses increased $33 thousand, or 4%, during the nine months ended September 30, 2013 compared to the same period in 2012.  The net increase was caused by a new branding initiative with expenses including a multi-media marketing campaign consisting of television, billboard, and social media, along with a very visible public relations initiative partially offset by the decrease in educational contributions as noted in the quarterly comparison, above.  The decrease in professional services of $72 thousand was due to less need and therefore lower legal service related expenses, non-recurring 2012 SBA examination fees and other lower ancillary professional service costs.  Due to the reasons specified in the quarterly comparison, automated transaction processing expense increased $0.1 million, or 49%, in the nine months ended September 30, 2013 compared to the same 2012 period. The non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in the first quarter of 2012 caused the decrease in the other expense category.

Comparison of financial condition at

September 30, 2013 and December 31, 2012

Overview

Consolidated assets increased $38.8 million, or 6%, to $640.3 million as of September 30, 2013 from $601.5 million at December 31, 2012.  The increase in assets was funded through growth in deposits of $30.2 million, short-term borrowings of $6.1 million, consisting of repurchase agreements and a $2.9 million increase in shareholders’ equity, the latter from $4.4 million of net income partially offset by $0.8 million of dividends declared net of activity in the Company’s dividend reinvestment plan and $0.9 million in other comprehensive loss.  The growth in deposits and repurchase agreements was used to finance growth in the loan portfolio with the excess available for future liquidity needs.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value in the consolidated balance sheet with an adjustment to shareholders’ equity, net of deferred taxes, presented under the caption “Accumulated other comprehensive income (loss).”  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of September 30, 2013, the carrying value of investment securities amounted to $103.1 million, or 16% of total assets, compared to $100.7 million, or 17% of total assets, at December 31, 2012.  On September 30, 2013, approximately 51% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, unexpected deposit outflow, facility expansion or operations.

As of September 30, 2013, investment securities were comprised of HTM and AFS securities with carrying values of $0.2 million and $102.9 million, respectively.  The AFS debt and equity securities were recorded with a combined net unrealized loss in the amount of $1.0 million as of September 30, 2013 compared to an unrealized gain of $0.4 million as of December 31, 2012, respectively, or a net decline of $1.4 million during the first nine months of 2013.  Interest rates along the intermediate and long end of the treasury yield curve have increased from year-end 2012 and while the intermediate term rates have ebbed slightly from the prior quarter, until rates stabilize, values of banks’ investment securities will be somewhat volatile.

The Company’s investment policy is designed to complement its lending activity.  During the nine months ended September 30, 2013, the carrying value of total investments increased $2.4 million, or 2% during the same period the loan portfolio increased $30.1 million, or 7%.  With the loan portfolio currently offering better returns than can be obtained in the capital markets, growth in investments will be considered after loan demand, facility expansion and deposit outflow.  The Company will however, maintain a diverse investment portfolio to help mitigate overall risk and maintain a strong balance sheet.

A comparison of investment securities at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$52,778	51.2%	$50,842	50.5%
State & municipal subdivisions	31,162	30.2	29,857	29.6
Agency - GSE	15,709	15.2	17,740	17.6
Pooled trust preferred securities	2,943	2.9	1,825	1.8
Equity securities - financial services	519	0.5	466	0.5
Total	$103,111	100.0%	$100,730	100.0%

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  If at the time of sale, call or maturity, the proceeds exceed the security’s amortized cost, previous credit impairment charges may be fully or partially recovered.

The Company owns 13 tranches of pooled trust preferred securities (PreTSLs).  As of September 30, 2013, the market for these securities and other issues of PreTSLs remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels.  There has not been a new PreTSL issue since 2007.  Newly imposed restrictions for institutions to qualify and receive favorable capital treatment have lessened the likelihood of new issues coming to market.  There are currently very few market participants who are willing and/or able to transact for these securities.  The Company has determined that the volume of trading activity in PreTSLs is minor, restricted mostly to speculative hedge fund traders, transacted on a bid basis and can take as long as weeks to fill orders and for the transactions to settle.  Therefore, the Company has concluded that the market for these securities is inactive where pricing quotes are sparse, incorporate large illiquidity premiums, and exist with dislocation between spreads and default activity resulting in difficulties in assessing relative observable market inputs to determine fair value.  To determine PreTSL valuations, the Company uses an independent third party that employs Moody’s Wall Street Analytics.  Therefore, in lieu of a market-quote approach to determine fair value of the PreTSL portfolio, a fair value “Level 3” modeled income approach is utilized.  The income approach maximizes the use of observable inputs and minimizes the use of unobservable inputs and is more representative of fair value than the market-quote approach in markets that are inactive.  Core assumption categories are: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior.  Discounted cash flows are modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

For the nine months ended September 30, 2013, the Company engaged a structured finance products specialist firm to analyze the seven securities (eight tranches) in the portfolio that have an amortized cost basis.  The analysis establishes a base of fundamental cash flow values to determine whether the Company will receive all of its principal and interest.  One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary.  The firm applied the following steps and assumptions to the remaining six securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

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

o

The present value results are then compared to the present value cash flow results from the immediately prior measurement date.  An adverse change in estimated cash flow from the previous measurement date is indicative of credit-related OTTI.  If the present value of the cash flow is less than the amortized cost basis, the difference is charged to current earnings as an impairment loss on investment securities.

The results of the OTTI analysis (refer to Note 4, “Investment securities”, within the notes to the consolidated financial statements for a description of the analysis performed) determined as of and for the nine months ended September 30, 2013, the estimated value, based on the expected discounted cash flow, of all securities was sufficient to recover the amortized cost basis, and therefore no credit-related OTTI was needed for the three- and nine- months ended September 30, 2013 compared to none for the three months and $0.1 million for the nine months ended September 30, 2012.  Credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income.  Future analyses could yield results that may be indicative of further impairment and may therefore require additional write-downs and corresponding credit related OTTI charges to current earnings.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is typically repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company typically earns a return or dividend based on the amount invested.  The $0.5 million decrease in FHLB stock as of September 30, 2013 compared to year-end 2012 was due to the lower amount required based in part to lower balances of advances and also due to the lifting of the FHLB self-imposed temporary redemption suspension declared at the end of 2008.  The suspension was declared until the health and performance of the FHLB strengthened to a level that it was prudent to resume stock redemptions and dividend payments.

Loans held-for-sale (HFS)

Upon origination, residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as HFS.  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.  As of September 30, 2013 and December 31, 2012, loans HFS consisted of residential mortgage loans.

At September 30, 2013, loans HFS had a carrying amount of $0.9 million which approximated fair value, compared to $10.5 million carrying value and $10.8 million fair value, respectively, at December 31, 2012.  During the nine months ended September 30, 2013, residential mortgage loans with principal balances of $72.0 million were sold into the secondary market and the Company recognized net gains of approximately $1.2 million, compared to $63.9 million and $1.3 million, respectively during the nine months ended September 30, 2012.  In comparing the nine months ended September 30, 2013 and 2012, gains of $41 thousand, deferred from sales of SBA loans in the fourth quarter of 2012, were recognized in the first quarter of 2013 compared to $18 thousand in gains deferred from sales in the second quarter of 2012.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At September 30, 2013 and December 31, 2012, the servicing portfolio balance of sold residential mortgage loans was $245.2 million and $214.7 million, respectively.

Loans and leases

Asset quality continues to be the underlying consideration as our Company remains focused on managing, expanding and developing new relationships.  We have found that our growth has been from the expansion of existing proven relationships as well as our referral sources such as attorneys and accountants who practice in our primary market of Luzerne and Lackawanna counties.  The volume of activity is driven by demand, credit culture and anticipated interest rate levels.  Our local economy although showing signs of improvement, continues to be plagued by poor performance in residential construction and the financial uncertainties of some municipalities.  As a preferred lender under the Small Business Administration (SBA) we have opportunities to provide credit facilities to the business community.  We will continue our efforts to be part of the growth of our local economy by providing financial services to our customers while at the same time having a conservative approach.  We continue to enhance our risk exposure through loan participations, utilizing various government guaranty programs and structuring the transaction accordingly.

Commercial and industrial

Comparing the commercial and industrial (C&I) loan portfolio at December 31, 2012 of $65.1 million and $66.6 million at September 30, 2013, there was a nominal increase of $1.5 million, or 2%.  The continued effort by branch personnel and their relationship manager partners has allowed us to maintain and expand our relationships.

Commercial real estate

The commercial real estate loan portfolio increased $11.3 million, or 7%, from $173.2 million at December 31, 2012 to $184.5 million as of September 30, 2013.  Our focus has been and will continue in the foreseeable future to be to provide funding in owner occupied and non-owner occupied real estate.  The growth in commercial real estate is shared by both owner and non-owner occupied by $3.9 million and $7.3 million, respectively.  Our underwriting in this area remains conservative and is cash flow driven.  The real estate value is determined by an objective third party licensed appraiser and when appropriate, reviewed by an outside consultant.  Our sales activity has and will continue to be focused on owner occupied real estate.

Consumer

The consumer loan portfolio increased by $4.8 million, or 5%, from $90.6 million at December 31, 2012 to $95.4 million at September 30, 2013.  The increase was primarily attributed to auto loans and leases which increased $3.4 million or 20%.  Home equity activity continues to be strong as well, showing increases in home equity installment and home equity lines of credit of $0.8 million or 3% and $1.1 million or 3%, respectively.  The growth is the result of continued business development efforts focused on expanding dealer relationships and promotional activity targeting the home equity area.

Residential

The residential loan portfolio increased $12.0 million, or 11%, from $104.7 million at December 31, 2012 to $116.7 million at September 30, 2013.  The Company reintroduced a mortgage loan modification program with the focus on retaining mortgage loans with maturities of 10 years or less.  The program attributed primarily to the increase in the residential loan portfolio in 2013. The minor variance in the construction portion of the residential loan portfolio includes loans of $2.3 million that migrated to permanent financing during the current year third quarter.

The composition of the loan portfolio at September 30, 2013 and December 31, 2012, is summarized as follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$66,557	14.4%	$65,110	15.0%
Commercial real estate:
Non-owner occupied	89,268	19.3	81,998	18.9
Owner occupied	84,411	18.2	80,509	18.6
Construction	10,776	2.3	10,679	2.5
Consumer:
Home equity installment	33,666	7.3	32,828	7.6
Home equity line of credit	35,305	7.6	34,169	7.9
Auto loans and leases	20,838	4.5	17,411	4.0
Other	5,587	1.2	6,139	1.4
Residential:
Real estate	108,919	23.5	96,765	22.3
Construction	7,833	1.7	7,948	1.8

Gross loans	463,160	100.0%	433,556	100.0%
Less:
Allowance for loan losses	(8,405)		(8,972)
Unearned lease revenue	(55)		-

Net loans	$454,700		$424,584

Loans held-for-sale	$903		$10,545

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•identification of specific impaired loans by loan category;

•calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

•determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;

•application of historical loss percentages (two-year average) to pools to determine the allowance allocation;

•application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, and/or current economic conditions.

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

Total net charge-offs for the nine months ended September 30, 2013 were $2.2 million compared to $2.0 million for the nine months ended September 30, 2012.  This increase is related, in part, to the charge down on one owner-occupied commercial real estate non-accrual loan in the first quarter of 2013.  This loan carried a specific reserve as of December 31, 2012, based on the estimated net realizable value of the loan's collateral.  This collateral was sold on May 10, 2013 and no material charge offs or expenses were subsequently incurred.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.4 million as of September 30, 2013, compared to $9.0 million at December 31, 2012.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for
	nine months ended		twelve months ended		the nine months ended
(dollars in thousands)	September 30, 2013		December 31, 2012		September 30, 2012

Balance at beginning of period	$8,972		$8,108		$8,108

Charge-offs:
Commercial and industrial	56		185		135
Commercial real estate	1,815		1,335		1,258
Consumer	274		737		491
Residential	158		231		121
Total	2,303		2,488		2,005

Recoveries:
Commercial and industrial	8		26		23
Commercial real estate	28		46		-
Consumer	99		30		16
Residential	1		-		-
Total	136		102		39
Net charge-offs	2,167		2,386		1,966
Provision for loan losses	1,600		3,250		2,000
Balance at end of period	$8,405		$8,972		$8,142

Net charge-offs (annualized) to average total loans outstanding	0.95%		0.56%		0.62%
Allowance for loan losses to net charge-offs (annualized)	1.94	x	3.76	x	3.11	x
Allowance for loan losses to total loans	1.81%		2.02%		1.89%
Loans 30 - 89 days past due and accruing	$3,276		$2,920		$6,551
Loans 90 days or more past due and accruing	$345		$1,723		$604
Non-accrual loans	$6,148		$12,121		$12,466
Allowance for loan losses to loans 90 days or more
past due and accruing	24.36	x	5.21	x	13.48	x
Allowance for loan losses to non-accrual loans	1.37	x	0.74	x	0.65	x
Allowance for loan losses to non-performing loans	1.29	x	0.65	x	0.62	x
Average total loans	$458,325		$426,636		$424,050

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

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of September 30, 2013, non-performing assets represented 1.82% of total assets reduced from 2.94% at December 31, 2012, mainly resulting from the reduction of  residential and commercial loans 90 days or more past due and accruing, coupled with a reduction in residential, consumer and commercial loans on non-accrual status.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.  At September 30, 2013, $1.2 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status, compared to $1.1 million at December 31, 2012.  For a further discussion on the Company’s securities portfolio, see Note 4, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management’s discussion and analysis section.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Loans past due 90 days or more and accruing	$345	$1,723	$604
Non-accrual loans *	6,148	12,121	12,466
Total non-performing loans	6,493	13,844	13,070
Troubled debt restructurings	1,059	1,103	1,108
Other real estate owned and repossessed assets	2,966	1,607	1,610
Non-accrual securities	1,166	1,132	965
Total non-performing assets	$11,684	$17,686	$16,753

Total loans, including loans held-for-sale	$464,008	$444,101	$430,914
Total assets	$640,294	$601,525	$615,447
Non-accrual loans to total loans	1.32%	2.73%	2.89%
Non-performing loans to total loans	1.40%	3.12%	3.03%
Non-performing assets to total assets	1.82%	2.94%	2.72%
* In the table above, the amount includes non-accrual TDRs of $1.0 million as of September 30, 2013 and $1.1 million as of December 31, 2012    and September 30, 2012, respectively.

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

Non-performing loans decreased $7.3 million, or 53%, from $13.8 million on December 31, 2012 to $6.5 million at September 30, 2013.  Non-performing loans consist of loans over 90 days past due and accruing and non-accrual loans. As of year-end 2012, there were seventeen loans to sixteen unrelated borrowers aggregating $1.7 million in the over 90 day category ranging from less than $1 thousand to $0.6 million.  At September 30, 2013, the over 90 days past due portion was $0.3 million and was comprised of five loans to five unrelated borrowers, ranging from $6 thousand to $177 thousand.  Of the five loans past due over 90 days, one loan, totaling $0.2 million was a residential mortgage and two loans were secured commercial loans aggregating $0.1 million, to unrelated borrowers.  The Company seeks payments from all past due customers through an aggressive customer communication process.  However, these loans remained past due after the quarter ended.

A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts. At December 31, 2012, there were 65 loans to 57 unrelated borrowers ranging from less than $1 thousand to $3.2 million in the non-accrual category.  At September 30, 2013, there were 45 loans to 34 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  The decrease in non-accrual loans during the nine months ended September 30, 2013 was related to loans that were charged off, paid off, transferred to ORE or moved back to accrual status.

At September 30, 2013, the non-accrual loans aggregated $6.1 million as compared to $12.1 million at December 31, 2012.  The net decrease in the level of non-accrual loans during the period ending September 30, 2013 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $1.8 million were made during the period; these were offset by reductions or payoffs of $3.1 million, charge-offs of $2.1 million, $2.0 million of transfers to ORE and $0.6 million of loans that returned to performing status.  Loans past due 90 days or more and accruing were $0.3 million at September 30, 2013, compared to $1.7 million as of December 31, 2012.  The ratio of non-performing loans to total loans was 1.40% at September 30, 2013 compared to 3.12% at December 31, 2012.

The composition of non-performing loans as of September 30, 2013 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$66,557	$7	$99	$106	0.16%

Commercial real estate:
Non-owner occupied	89,268	133	1,498	1,631	1.83%
Owner occupied	84,411	-	1,630	1,630	1.93%
Construction	10,776	-	779	779	7.23%

Consumer:
Home equity installment	33,666	-	299	299	0.89%
Home equity line of credit	35,305	22	393	415	1.18%
Auto loans and leases	20,783	6	12	18	0.09%
Other	5,587	-	-	-	-

Residential:
Real estate	108,919	177	1,438	1,615	1.48%
Construction	7,833	-	-	-	-
Loans held-for-sale	903	-	-	-	-

Total	$464,008	$345	$6,148	$6,493	1.40%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied against the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  For the first nine months of 2013, $59 thousand in cash basis interest income was recognized.  If the non-accrual loans that were outstanding as of September 30, 2013 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million during the nine months ended September 30, 2013.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $2.0 million at September 30, 2013, which was a slight decrease from the December 31, 2012 total of $2.2 million.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the nine months ended September 30, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	5	39	87	131
Ending balance	$37	$1,022	$979	$2,038

As of and for the year ended December 31, 2012
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$44	$5,270	$1,395	$6,709
Pay downs / payoffs	2	4,998	129	5,129
Advance on balance	-	789	-	789
Charge offs	-	-	200	200
Ending balance	$42	$1,061	$1,066	$2,169

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $3.0 million at September 30, 2013 and $1.6 million at December 31, 2012. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,600	12	$1,169	6

Additions	2,180	13	1,778	14
Pay downs	(34)		(92)
Write downs	(109)		(86)
Sold	(671)	(7)	(1,169)	(8)
Balance at end of period	$2,966	18	$1,600	12

As of December 31, 2012, the ORE balance consisted of: nine properties totaling $0.8 million from 2012 additions; two properties aggregating $0.2 million acquired in 2011 and one property acquired in 2010 for $0.6 million.  As of September 30, 2013, thirteen properties were added to ORE and seven were sold, bringing the total to eighteen, which contributed an additional $2.2 million to ORE for the first nine months of 2013.  Four of the properties that were sold were added to ORE in 2012 and three were added in 2013.  Of these thirteen properties added in the first nine months of 2013, three were commercial real estate and ten were residential real estate.   Of the eighteen ORE properties as of September 30, 2013, which stemmed from seventeen unrelated borrowers, thirteen are listed for sale, two have signed sales agreements, three are in litigation.

Other assets

The increase in other assets of $1.2 million, or 9%, consisted principally of $0.9 million for automobile lease residual values and $0.3 million each for a larger mortgage servicing portfolio and expenditures for construction in process.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Deposit products include transaction accounts such as: savings; clubs; interest-bearing checking (NOW); money market and non-interest bearing checking (DDA).  The Company also offers short- and long-term deposit accounts such as certificates of deposit.  Certificates of deposit, or CDs, are deposits with stated maturities which can range from seven days to ten years.  The flow of deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-

term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Money market	$80,973	14.9%	$76,571	14.9%
Interest-bearing checking	102,098	18.7	87,981	17.1
Savings and clubs	110,092	20.2	107,447	20.8
Certificates of deposit	117,553	21.6	116,626	22.7
Total interest-bearing	410,716	75.4	388,625	75.5
Non-interest bearing	134,114	24.6	126,035	24.5
Total deposits	$544,830	100.0%	$514,660	100.0%

Total deposits increased $30.1 million, or 6%, from $514.7 million at December 31, 2012 to $544.8 million at September 30, 2013.  Interest-bearing checking had the most significant growth at $14.1 million or 16%, however all deposit categories displayed growth.  Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.

Though the rates along the treasury yield curve have begun to slowly rise, the relatively low interest rate environment continues to cause business and retail customers to seek short-term alternatives for their deposits.  Business interest-bearing checking accounts benefited the most from this strategy followed by retail savings and money market accounts as customers continued to move cash into non-maturing, readily available deposit accounts.  The Company’s focus continues to be on the acquisition and retention of retail and business households with a strong emphasis on deepening and broadening those relationships.  The increase in non-interest bearing checking accounts was due to the continued development of the relationship within our business community.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of September 30, 2013 and December 31, 2012, CDARS represented $11.8 million and $10.2 million, respectively, or 2%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $41.2 million and $41.8 million at September 30, 2013 and December 31, 2012, respectively.  Certificates of deposit of $250,000 or more amounted to $15.4 million and $16.2 million as of September 30, 2013 and December 31, 2012, respectively.

Including CDARS, approximately 20% of the CDs, with a weighted-average interest rate of 0.76%, are scheduled to mature in 2013 and an additional 36%, with a weighted-average interest rate of 0.93%, are scheduled to mature in 2014.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  In this current low interest rate environment, a widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  Though the CD portfolio has increased slightly since year-end 2012, when interest rates begin to rise the Company expects CDs to trend back toward historical levels.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first nine months of 2013 increased $6.1 million, or 76%, from year-end December 31, 2012.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At September 30, 2013 and December 31,

2012, the Company did not have a balance in overnight borrowings.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$14,197	47.0%	$8,056	33.5%
Long-term FHLB advances	16,000	53.0	16,000	66.5
Total	$30,197	100.0%	$24,056	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2013, the Company maintained a one-year cumulative gap of positive (asset sensitive) $69.4 million, or 11%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2013:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$21,954	$-	$-	$13,931	$35,885
Investment securities (1)(2)	3,299	8,505	22,053	71,414	105,271
Loans and leases(2)	170,055	64,036	112,629	108,883	455,603
Fixed and other assets	-	10,316	-	33,219	43,535
Total assets	$195,308	$82,857	$134,682	$227,447	$640,294
Total cumulative assets	$195,308	$278,165	$412,847	$640,294

Non-interest-bearing transaction deposits (3)	$-	$13,425	$36,854	$83,835	$134,114
Interest-bearing transaction deposits (3)	102,348	17,967	117,588	55,260	293,163
Certificates of deposit	23,629	37,165	48,140	8,619	117,553
Repurchase agreements	14,197	-	-	-	14,197
Short-term borrowings	-	-	-	-	-
Long-term debt	-	-	16,000	-	16,000
Other liabilities	-	-	-	3,471	3,471
Total liabilities	$140,174	$68,557	$218,582	$151,185	$578,498
Total cumulative liabilities	$140,174	$208,731	$427,313	$578,498

Interest sensitivity gap	$55,134	$14,300	$(83,900)	$76,262
Cumulative gap	$55,134	$69,434	$(14,466)	$61,796

Cumulative gap to total assets	8.6%	10.8%	-2.3%	9.7%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2013 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2013 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	7.6%	(3.2)%
Net income	23.9	(9.5)
Economic value at risk:
Economic value of equity	(12.8)	(8.4)
Economic value of equity as a percent of total assets	(1.4)	(0.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2013, the Company’s risk-based capital ratio was 13.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2013, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$22,305	$1,585	7.6%
+100 basis points	21,351	631	3.0
Flat rate	20,720	-	-
-100 basis points	20,559	(161)	(0.8)
-200 basis points	20,066	(654)	(3.2)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses of the Company.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits and repurchase agreements, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB)  and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and mortgage-backed securities to decrease.  Rising interest rates may also cause deposit inflow to accelerate but priced at higher market interest rates.  Rising rates may also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

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

Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of September 30, 2013 the Company had not experienced any adverse liquidity issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2013, the Company generated $14.0 million of cash.  During the period, the Company’s operations provided approximately $19.3 million, mostly from $12.6 million of net cash inflow from originating and selling residential mortgage loans, $15.6 million of net cash inflow from the components of net interest income partially offset from net non-interest expense/income related payments.  Liquidity generated from operations, deposit inflow and short-term borrowings were used to fund growth in the loan portfolio, dividend payments and premises and equipment acquisition, including construction in process.  The $35.9 million of cash on hand as of September 30, 2013 is expected to be used to fund deposit outflow and to grow interest-earning assets - mostly in the loan portfolio and also for facility and technology upgrades.  The seasonal nature of deposit balances from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this loyal customer base.

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

As of September 30, 2013, the Company maintained $35.9 million in cash and cash equivalents and $103.8 million of investments AFS and loans HFS.  Also as of September 30, 2013, the Company had approximately $155.7 million available to borrow from the FHLB, $21.0 million from correspondent banks, $26.1 million from the FRB and $32.0 million from the CDARS program.    The combined total of $374.5 million represented 58% of total assets at September 30, 2013.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2013, total shareholders' equity increased $2.9 million, or 5%, due principally from $4.4 million in net income, $1.0 million of capital contributions from activities in the Company’s dividend reinvestment and employee stock purchase plans (DRP and ESPP, respectively), partially offset by $1.8 million of dividends declared and by $0.9 million of other comprehensive losses from the decline in the fair value of the Company’s AFS investment portfolio.

As of September 30, 2013, the Company reported a net unrealized loss position of $0.7 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2012.  During the past several years, the sluggish economy has created uncertainty and illiquidity in the financial and capital markets and has created unpredictable volatility on the fair value estimates for securities in banks’ investment portfolios.  Management believes that most of the volatility in fair value of securities is due to changes in interest rates, which have begun to slowly rise, and liquidity complications in the financial markets and to a lesser extent to the deterioration in the creditworthiness of the issuers.  When U.S. Treasury rates rise, investment securities’ pricing will decline and fair values of investment securities will also decline.  Bond prices tend to move inversely to the movement of interest rates.  During the nine months ended September 30, 2013, the fair value of the Company’s pooled trust preferred securities increased $1.1 million, or 61%, as the net unrealized loss declined by $1.3 million including $0.2 million in cash payments.  The Company did not incur credit related impairment charges for the nine months ended September 30, 2013 nor did the Company incur non-credit related impairment losses in the nine months ended September 30, 2013.  The remainder of the AFS investment portfolio is recorded at an unrealized gain of $2.2 million.  Nonetheless, given the fragile condition of the capital markets, especially in the pooled trust preferred segment, and the prospects that rates will continue to rise, there is no assurance that future realized and unrealized losses will not be recognized from the Company’s investment portfolio.  To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans, a consistent source of capital from the Company’s loyal employees and shareholders.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The appropriate risk-weighting pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of securities that are rated below investment grade, thus significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in both 2013 and 2012.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of September 30, 2013, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2013:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2013:

Total capital (to risk-weighted assets)
Consolidated	$68,629	13.9%	≥	$39,468	≥	8.0%		N/A		N/A
Bank	$68,324	13.9%	≥	$39,463	≥	8.0%	≥	$49,329	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$62,333	12.6%	≥	$19,734	≥	4.0%		N/A		N/A
Bank	$62,129	12.6%	≥	$19,732	≥	4.0%	≥	$29,597	≥	6.0%

Tier I capital (to average assets)
Consolidated	$62,333	10.0%	≥	$24,830	≥	4.0%		N/A		N/A
Bank	$62,129	10.0%	≥	$24,814	≥	4.0%	≥	$31,018	≥	5.0%

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

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014.  The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8% (no change from current rule).
•	A minimum leverage ratio of 4%.

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

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Company is in the process of assessing the impact of these changes on the regulatory ratios of the Company and the bank on the capital, operations, liquidity and earnings of the Company and the bank.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2013.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10- Q for the quarter ended September 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012;  Consolidated Statements of Income for the three- and nine-months ended September 30, 2013 and  2012; Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and  2012, Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: November 8, 2013	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 8, 2013	/s/Salvatore R. DeFrancesco, Jr.
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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012;  Consolidated Statements of Income for the three- and nine- months ended September 30, 2013 and 2012; Consolidated Statements of Comprehensive Income for the three- and nine- months ended  September 30, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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

Date: November 8, 2013
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

Date: November 8, 2013	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Fidelity D & D Bancorp, Inc. (the “Company”) for the period ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Daniel J. Santaniello, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 8, 2013	By:/s/ Daniel J. Santaniello
Daniel J. Santaniello
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Fidelity D & D Bancorp, Inc. (the “Company”) for the period ended September 30, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: November 8, 2013	By:/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial