Form 10-K
period 2013-12-31
FIDELITY D & D BANCORP INC
filed 2014-03-19
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

 ☐ 	☒
Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $45.2 million as of June 30, 2013, based on the closing price of $24.50.  The number of shares of common stock outstanding as of February 28, 2014,  was 2,401,240.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2013 Annual Report on Form 10-K
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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

ITEM 1:BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company).  The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2013 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.

The banking business is highly competitive, and the profitability of the Company depends principally upon the its ability to compete in its market area.  Competition includes, among other sources: local community banks; savings banks; regional banks; national banks; credit unions; savings & loans; insurance companies; money market funds; mutual funds; small loan companies and other financial services companies.

The Company has been able to compete effectively with other financial institutions by emphasizing customer service enhanced by local decision making.  These efforts enabled the Company to establish long-term customer relationships and build customer loyalty by providing products and services designed to address their specific needs.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of residential, commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties.  During 2013, the national economy remained weak despite a decline in the unemployment rate to 6.7% at December 31, 2013 compared to 7.9% as of December 31, 2012. The unemployment rate in the Scranton—Wilkes-Barre market continued to trail national levels at 7.7% at December 31, 2013, down from 9.5% at the end of 2012.  Despite the decrease in the local unemployment rate, it was driven down mostly by people giving up on the search for jobs.  In addition, regional foreclosures advanced at the state’s highest percentage among metropolitan areas in 2013.  While there is moderate improvement nationally and locally, the economic climate in the Company’s marketplace remains weak.  A weak economy that reflects high unemployment and lower property values could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  The Company’s credit function strives to mitigate the negative impact of economic weaknesses by maintaining strict underwriting principles for commercial, mortgage and consumer lending.

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

The Company had 162 full-time equivalent employees on December 31, 2013, which includes exempt officers, exempt, non-exempt and part-time employees.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the FDIC) and the rules promulgated by the Consumer Financial Protection Bureau (the CFPB) but continues to be examined and supervised by federal banking regulators for consumer compliance purposes.  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.  Applicable regulations relate to, among other things:

• operations	• consolidation
• securities	• reserves
• risk management	• dividends
• consumer compliance	• branches
• mergers	• capital adequacy

The Bank can be examined by the Pennsylvania Department of Banking and/or the FDIC.  The last examination was conducted by the FDIC as of September 30, 2013.

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

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties in Northeastern Pennsylvania. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and the impact of Dodd-Frank may not be known for many months or years.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2013, the Company operated 11 full-service banking offices, of which six were owned and five were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

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

(4) Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building.  A portion of the building is leased to a non-related entity.

The Bank maintains two free-standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA
•	Gino Merili Veteran’s Center, 401 Penn Ave., Scranton, PA

Foreclosed assets held-for-sale include other real estate owned.  The Company had fifteen ORE properties as of December 31, 2013, which stemmed from fourteen unrelated borrowers.  Nine of the properties are listed for sale, three have signed sales agreements, one has a pending insurance claim and two are in litigation.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.

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

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2013			2012
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid

1st Quarter	$27.50	$20.11	$0.25	$26.25	$19.99	$0.25
2nd Quarter	$27.00	$22.50	$0.25	$26.25	$20.25	$0.25
3rd Quarter	$27.00	$24.05	$0.25	$25.00	$20.05	$0.25
4th Quarter	$30.00	$25.00	$0.35	$22.00	$20.00	$0.25

Dividends are determined and declared by the Board of Directors of the Company.  The Company expects to continue to pay cash dividends in the future; however, future dividends are dependent upon earnings, financial condition, capital strength and other factors of the Company.  For a further discussion of regulatory capital requirements see Note 15, “Regulatory Matters,” contained within the notes to the consolidated financial statements, incorporated by reference in Part II, Item 8.

The Company established a dividend reinvestment plan (DRP) for its shareholders.  The DRP provides shareholders with a convenient and economical method of investing cash dividends payable on their common stock and the opportunity to make voluntary optional cash payments to purchase additional shares of the Company’s common stock.  Participants pay no brokerage commissions or service charges when they acquire additional shares of common stock through the plan.  The administrator may purchase shares directly from the Company, in the open market, in negotiated transactions or using a combination of these methods.

The Company had approximately 1,370 shareholders at December 31, 2013 and 1,387 shareholders as of February 28, 2014.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2013 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Independent Director Stock Option Plan	15,000	$28.90	-
2000 Stock Incentive Plan	4,500	$28.01	-
2002 Employee Stock Purchase Plan	4,373	$18.45	78,594
2012 Omnibus Stock Incentive Plan	5,000	$21.20	494,866
2012 Director Stock Incentive Plan	8,000	$21.20	492,000
Equity compensation plans not approved by security holders - none	-	-	-
Total	36,873	$24.84	1,065,460

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2009, and ending December 31, 2013.  As of December 31, 2013, the SNL index consisted of 151 banks.  A listing of the banks that comprise the index can be found on the Company’s website at www.bankatfidelity.com and then clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Graph, List of all companies in The SNL U.S. Bank Pink > $500M link under volume graph. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2008, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Fidelity D & D Bancorp, Inc.	100.00	61.48	85.58	92.25	95.56	129.02
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank Pink > $500M	100.00	85.50	90.32	88.80	97.92	119.01

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2013	2012	2011	2010	2009
Total assets	$623,825	$601,525	$606,742	$561,673	$556,017
Total investment securities	97,423	100,730	108,543	83,431	76,530
Net loans and leases	469,216	424,584	398,186	407,903	423,124
Loans held-for-sale	917	10,545	4,537	213	1,221
Total deposits	529,698	514,660	515,802	482,448	458,994
Short-term borrowings	8,642	8,056	9,507	8,548	16,533
Long-term debt	16,000	16,000	21,000	21,000	32,000
Total shareholders' equity	66,060	58,946	53,624	46,774	45,675

Operating data for the year ended:
Total interest income	$23,853	$23,994	$25,603	$27,580	$29,909
Total interest expense	2,968	3,354	4,761	6,827	10,797
Net interest income	20,885	20,640	20,842	20,753	19,112
Provision for loan losses	2,550	3,250	1,800	2,085	5,050

Net interest income after provision for loan losses	18,335	17,390	19,042	18,668	14,062
Other-than-temporary impairment	-	(136)	(246)	(11,836)	(3,300)
Other income	10,541	7,788	5,946	5,480	5,554
Other operating expense	19,119	18,581	18,052	18,073	19,334

Income (loss) before income taxes	9,757	6,461	6,690	(5,761)	(3,018)
Provision (credit) for income taxes	2,635	1,559	1,645	(2,557)	(1,618)
Net income (loss)	$7,122	$4,902	$5,045	$(3,204)	$(1,400)

Per share data:
Net income (loss) per share, basic	$3.03	$2.14	$2.28	$(1.50)	$(0.67)
Net income (loss) per share, diluted	$3.02	$2.14	$2.28	$(1.50)	$(0.67)
Dividends declared	$2,602	$2,283	$2,210	$2,137	$2,078
Dividends per share	$1.10	$1.00	$1.00	$1.00	$1.00
Book value per share	$27.62	$25.37	$23.78	$21.48	$21.69
Weighted-average shares outstanding	2,353,056	2,286,233	2,213,631	2,141,323	2,080,507
Shares outstanding	2,391,617	2,323,248	2,254,542	2,178,028	2,105,860

Ratios:
Return on average assets	1.15%	0.81%	0.85%	-0.55%	-0.25%
Return on average equity	11.70%	8.62%	10.01%	-6.69%	-2.91%
Net interest margin	3.80%	3.80%	3.89%	3.89%	3.71%
Efficiency ratio	64.99%	63.40%	65.47%	65.38%	72.51%
Expense ratio	1.87%	1.78%	2.04%	2.07%	2.37%
Allowance for loan losses to loans	1.86%	2.02%	1.97%	1.90%	1.75%
Dividend payout ratio	36.54%	46.56%	43.80%	N/M*	N/M*
Equity to assets	10.59%	9.80%	8.84%	8.33%	8.21%
Equity to deposits	12.47%	11.45%	10.40%	9.70%	9.95%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2013 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Except for the Company’s investment in corporate bonds, that consisted of pooled trust preferred securities, fair values on the other investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  For the pooled trust preferred securities, management had been unable to obtain readily attainable and realistic pricing from market traders due to a lack of active market participants and therefore management has determined the market for these securities to be inactive.  The Company sold its entire position of pooled trust preferred securities in the fourth quarter of 2013.  For 2012 and up until the date of sale, to determine the fair value of the pooled trust preferred securities, management relied on the use of an income valuation approach (present value technique) that maximized the use of observable inputs and minimized the use of unobservable inputs, the results of which were more representative of fair value than the market approach valuation technique used for the other investment securities.

Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  As described in Notes 1 and 4 of the consolidated financial statements, incorporated by reference in Part II, Item 8, the majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (OCI).

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  For a further discussion on the accounting treatment of HFS loans, see the section entitled “Loans held-for-sale,” contained within this management’s discussion and analysis.  As of December 31, 2013 and 2012, loans classified as HFS consisted of residential mortgages.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2013 and December 31, 2012 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2013

and 2012 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 7.9% at December 31, 2012 to 6.7% at December 31, 2013, remaining at the lowest level since 2008.  While the unemployment rate has been declining nationally, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) still remains above national and state levels.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2013 was 7.7%, a decline of 1.8 percentage points from 9.5% at December 31, 2012.  However, during the same period, the local labor force declined by more than 3%. A sizeable decline in the workforce has the effect of driving the unemployment rate downward and masking the unemployment statistics.  In addition, approximately 44% of the labor force decline was comprised of those unemployed who have stopped looking for work.  By comparison, nationally, the labor force declined by less than 0.4% and those who have

stopped looking for work declined by 14%.  The   number of foreclosures has been declining on a national level, but was up 60% in our local metropolitan area in 2013 compared to 2012.  Foreclosures climbed in the area in all four quarters of the year.  The high foreclosure rate is due mostly to the high unemployment rate in the area.  Notwithstanding these issues, high levels of unemployment and the prolonged weakness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolios.

During 2013, the Company used deposit growth, net cash inflow from maturities, pay downs, proceeds from security sales and cash on hand to fund loan growth.  In 2014, the Company expects to continue to grow the loan portfolio, mostly within commercial loans funded with deposit growth.  The Company continued its mission to improve  asset quality during 2013, reducing non-performing assets by $8.7 million, or almost 50% from year-end 2012, now representing less than 1.5% of total assets.  The Company will continue working toward further improving asset quality throughout 2014.  Management expects non-performing assets to continue to decline during 2014, but may at times edge upward as it works through credit issues and disposes its inventory of foreclosed real estate.  The Company will focus on continuing to strengthen its capital position from sound financial performance while containing credit risk to a tolerable level and further improving overall asset quality.

We expect to continue to operate in a low, albeit a slow-rising interest rate environment.  A rising rate environment positions the Company to improve its interest income performance.  With a rising rate environment we anticipate net interest margin to stabilize or improve marginally in 2014 compared to 2013.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward and expectations are for short-term rates to remain at historic low levels well into 2015, helping contain funding costs.  The general shape of the interest rate yield curve continued to slope positively in 2013 and into 2014 with the mid- and long-term ranges slowly but steadily moving upward.  Growth in commercial lending at prudent loan pricing coupled with historically low funding costs, could help boost the interest rate margin.  Thus, funding longer term assets with shorter term liabilities position the Company to maximize its interest margin performance.

Financial Condition

Consolidated assets increased $22.3 million, or 4%, to $623.8 million as of December 31, 2013 from $601.5 million at December 31, 2012.  The increase in assets was funded through growth in deposits of $15.0 million and a $7.1 million increase in shareholders’ equity.  Net income of $7.1 million and $1.0 million in other comprehensive income partially offset by $1.2 million of dividends declared net of activity in the Company’s dividend reinvestment plan drove equity growth.  The growth in deposits, cash on hand and net cash inflow was used to finance growth in the loan portfolio.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2013	%	2012	%	2011	%
Cash and cash equivalents	$13,218	2.1%	$21,846	3.6%	$52,165	8.6%
Investment securities	97,423	15.6	100,730	16.7	108,543	17.9
Federal Home Loan Bank Stock	2,640	0.4	2,624	0.4	3,699	0.6
Loans and leases, net	470,133	75.4	435,129	72.3	402,723	66.4
Bank premises and equipment	13,602	2.2	14,127	2.3	13,575	2.2
Life insurance cash surrender value	10,402	1.7	10,065	1.7	9,740	1.6
Other assets	16,407	2.6	17,004	3.0	16,297	2.7
Total assets	$623,825	100.0%	$601,525	100.0%	$606,742	100.0%

Liabilities:
Total deposits	$529,698	84.9%	$514,660	85.6%	$515,802	85.0%
Short-term borrowings	8,642	1.4	8,056	1.3	9,507	1.6
Long-term debt	16,000	2.6	16,000	2.7	21,000	3.5
Other liabilities	3,425	0.5	3,863	0.6	6,809	1.1
Total liabilities	557,765	89.4	542,579	90.2	553,118	91.2
Shareholders' equity	66,060	10.6	58,946	9.8	53,624	8.8
Total liabilities and shareholders' equity	$623,825	100.0%	$601,525	100.0%	$606,742	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%

2013	$22,300	4	$30,087	6	$15,038	3	$586	7	$-	-
2012	(5,217)	(1)	(1,690)	-	(1,142)	-	(1,451)	(15)	(5,000)	(24)
2011	45,069	8	37,257	7	33,354	7	959	11	-	-
2010	5,656	1	7,352	1	23,453	5	(7,985)	(48)	(11,000)	(34)
2009	(19,702)	(3)	(26,475)	(5)	25,683	6	(21,597)	(57)	(20,000)	(38)

* Earning assets exclude: loans and securities placed on non-accrual status.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.    Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA).  The Company also offers short- and long-term time deposits or certificates of deposit (CDs).  CDs are deposits with stated maturities which can range from seven days to ten years.  Deposit inflow and outflow is influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of total deposits as of December 31:

	2013		2012
(dollars in thousands)	Amount	%	Amount	%

Money market	$83,512	15.8%	$76,571	14.9%
Interest-bearing checking	100,315	18.9	87,981	17.1
Savings and clubs	109,253	20.6	107,447	20.8
Certificates of deposit	113,699	21.5	116,626	22.7
Total interest-bearing	406,779	76.8	388,625	75.5
Non-interest bearing	122,919	23.2	126,035	24.5
Total deposits	$529,698	100.0%	$514,660	100.0%

Total deposits increased $15.0 million, or 3%, from $514.7 million at December 31, 2012 to $529.7 million at December 31, 2013.  Interest-bearing checking had significant growth at $12.3 million, or 14%, which was partially offset by a $3.1 million decrease in non-interest bearing deposits.  The increase in the interest-bearing checking was from the Company’s success in cultivating relationships with new and existing business customers.  The Company’s focus will be to continue to partner with our business clientele, both new and existing, to build a full-banking relationship.  In 2014, we expect to continue to experience growth in our business deposit products.

The rates along the intermediate and long end of the treasury yield curve continued to slowly rise while rates at the short end,  where transaction deposits are typically priced, remained relatively flat.  The long-end has not risen enough to entice depositors to move their cash reserves into longer-term CDs and as such, banks will most likely increase rates cautiously slow until there is a clear indication that the yield curve will rise and steepen.  Managing the yield curve in a changing rate environment is imperative to maintain interest rate spread.  The current environment continues to cause business and retail customers to seek short-term alternatives for their deposits.  Business interest-bearing checking accounts benefited the most followed by retail money market and savings.  The Company’s focus continues to be on the acquisition and retention of retail and business households with an emphasis on deepening and broadening those relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing these deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of December 31, 2013 and 2012, CDARS represented $10.3 million and $10.2 million, respectively, or 2%, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2013 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,228	$3,095	$8,356	$24,493	$41,172
CDs of less than $100,000	7,466	7,005	16,874	30,932	62,277
CDARS	-	5,979	2,000	2,271	10,250
Total CDs	$12,694	$16,079	$27,230	$57,696	$113,699

Including CDARS, approximately 49% of the CDs, with a weighted-average interest rate of 0.81%, are scheduled to mature in 2014 and an additional 23%, with a weighted-average interest rate of 1.21%, are scheduled to mature in 2015.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  Though the CD portfolio has declined $2.9 million, or by less than 3%,  the Company projects a flat to marginal increase in its CDs in 2014.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.  Short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At December 31, 2013, overnight borrowings amounted to $2.5 million.  At December 31, 2012, the Company did not have a balance in overnight borrowings.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company.  The FDIC Depositor Protection Act of 2009 requires banks to provide a perfected security interest to the purchasers of uninsured repurchase agreements.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the 2013 decreased $1.9 million, or 23%, from year-end December 31, 2012.

Long-term debt

As of December 31, 2013 and 2012, long-term debt consisted of a single $16.0 million advance from the FHLB bearing an interest rate of 5.26%.  The advance is scheduled to mature in 2016.  The rate on the advance was 95 basis points above the tax-equivalent yield of 4.31% earned from the Company’s portfolio of average interest-earning assets for the year ended December 31, 2013.  The interest rate on the advance is fixed until 2016, however the rate is structured to adjust quarterly should market interest rates increase beyond the issue’s strike rate.  In the event underlying market rates drift above the rate currently paid on this borrowing, the fixed-rate would convert to a  floating-rate and at that juncture, the Company would have the option to repay, without penalty, or renegotiate the converted rate.  Significant prepayment penalties are attached to the borrowing and prepaying the high-cost debt is considered only when the Company concludes that it is economically feasible to do so.  Determination to prepay is assessed frequently, however, prepayment is more likely to occur at a time that is closer to the advance’s maturity date.  In February 2012, the Company paid off $5.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.2 million.  The advance carried an interest rate of 3.61% and was scheduled to mature in the fourth quarter of 2013.  As of December 31, 2013, the Company had the ability to borrow an additional $159.4 million from the FHLB.

Funds Deployed:

Investment Securities

The Company’s investment policy is designed to complement its lending activities, provide monthly cash flow,  manage interest rate sensitivity and generate a favorable return without incurring excessive interest rate and credit risk and manage liquidity at acceptable levels.  In establishing investment strategies, the Company considers its business, growth strategies or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities in its portfolio, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations.  The Company’s policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters.  Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies.  Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings.  The Company generally earns a positive interest spread by assuming interest rate risk using deposits or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (OCI).  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of December 31, 2013, the carrying value of investment securities amounted to $97.4 million, or 16% of total assets, compared to $100.7 million, or 17% of total assets, at December 31, 2012.  On December 31, 2013, 51% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

As of December 31, 2013, investment securities were comprised of HTM and AFS securities with carrying values of $0.2 million and $97.2 million, respectively.  The AFS debt and equity securities were recorded with a combined net unrealized gain of $1.9 million as of December 31, 2013 compared to an unrealized gain of $0.4 million as of December 31, 2012, respectively, or a net improvement of $1.5 million during 2013.  The improvement stems from the Company’s fourth quarter sale of its entire portfolio of pooled trust preferred securities that carried a net unrealized loss of $4.5 million as of December 31, 2012.  At the time of sale, the portfolio had an amortized cost of $6.1 million and the Company recognized a net gain of $2.9 million.  Interest rates along the intermediate and long end of the treasury yield curve have begun to rise from year-end 2012.  The value of bonds usually move in the opposite direction of interest rates.  With interest rates on the rise, the market values of bank’s debt securities portfolio could be subject to market value decline.

During the year ended December 31, 2013, the carrying value of total investments decreased $3.3 million, or 3%, and during the same period the total loan portfolio increased $35.0 million, or 8%.  With the loan portfolio offering better returns than can be obtained in the capital markets, growth in the investment portfolio will be considered after loan demand, facility expansion and deposit outflow.  The Company expects to maintain a diverse and proportionately level investment portfolio throughout 2014.

A comparison of total investment securities as of December 31 follows:

	2013		2012
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$49,686	51.0%	$50,842	50.5%
State & municipal subdivisions	32,611	33.5	29,857	29.6
Agency - GSE	14,601	15.0	17,740	17.6
Pooled trust preferred securities	-	-	1,825	1.8
Equity securities - financial services	525	0.5	466	0.5
Total	$97,423	100.0%	$100,730	100.0%

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2013   are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$56	6.00%	$21,763	2.10%	$27,867	2.48%	$49,686	2.32%
State & municipal subdivisions	-	-	-	-	2,051	4.59	30,560	5.88	32,611	5.80
Agency - GSE	2,008	0.76	5,103	0.89	7,490	2.32	-	-	14,601	1.61
Total debt securities	$2,008	0.76%	$5,159	0.95%	$31,304	2.32%	$58,427	4.27%	$96,898	3.39%

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

Prior to their sale in the fourth quarter of 2013, the Company owned 13 tranches of pooled trust preferred securities (PreTSLs).  The Company sold the portfolio to eliminate the volatile and unpredictable behavior of the bond’s collateral thereby eliminating the risk of incremental credit risk exposure remaining on the balance sheet potentially jeopardizing the Company’s earnings performance and capital condition.  By selling the PreTSL portfolio, the Company strengthened its capital adequacy, reduced non-performing assets and redeployed $9.0 million in sales proceeds into better performing assets.

The following discussion relates to 2012 and all interim periods in the current year leading up to the sale of the PreTSL portfolio.  The market for these and other issues of PreTSLs remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels.  There had not been a new PreTSL issue since 2007.  Newly imposed restrictions for institutions to qualify and receive favorable capital treatment lessened the likelihood of new issues coming to market.  There were very few market participants who were willing and/or able to transact for these securities.  The Company determined that the volume of trading activity in PreTSLs was minor, restricted mostly to speculative hedge fund traders, transacted on a bid basis and could take as long as weeks to fill orders and for the transactions to settle.  Therefore, the Company concluded that the market for these securities was inactive where pricing quotes were sparse, incorporated large illiquidity premiums, and existed with dislocation between spreads and default activity resulting in difficulties in assessing relative observable market inputs to determine fair value.  To determine PreTSL valuations, the Company used an independent third party that employed Moody’s Wall Street Analytics.  Thus, in lieu of a market-quote approach to determine fair value of the PreTSL portfolio, a fair value “Level 3” modeled income approach was utilized.  The income approach maximized the use of observable inputs and minimized the use of unobservable inputs and was more representative of fair value than the market-quote approach in markets that were inactive.  Core assumption categories were: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior.  Discounted cash flows were modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

Prior to the sale of the PreTSLs, the Company engaged a structured finance products specialist firm to analyze the securities in the portfolio that had an amortized cost basis.  The analysis established a base of fundamental cash flow values to determine whether the Company would receive all of its principal and interest.  One security (PreTSL XXVII) was deemed to have a high probability of receiving all principal and interest payments and thus impairment was considered temporary.  The firm applied the following steps and assumptions to the remaining securities to arrive at a single best estimate of cash flow that is used as a basis to determine the presence of OTTI:

o	Data about the transaction structure, as defined in the offering indenture and the underlying collateral, was collected;
o

The credit quality of the collateral was estimated using issuer specific probability of default for each security.  Deferrals of interest payments were treated as defaults.  Once an issuer defaulted, the potential for the tendency was correlated among other issuers.  The loss given default, or the amount of cash lost to the investor was assumed to be 100% with no recovery of principal and no prepayments;

o	The analysis used a Monte Carlo simulation framework to simulate the time-to-default on a portfolio of obligors based on individual obligor default probabilities and inter-obligor correlations;
o	Cash flow modeling was performed using the output from the simulation engine to arrive at the single best estimate of cash flow for each tranche;
o

Present value techniques as prescribed in the accounting guidance were used to determine the expected cash flows of each of the tranches.  The present value technique for one of the OTTI securities was based upon a discount rate determined at the time of acquisition.  For the other OTTI securities, the discount rate used in the present value calculation was the yield to accrete beneficial interest;

o

The present value results were then compared to the present value cash flow results from the immediately prior measurement date.  An adverse change in estimated cash flow from the previous measurement date was indicative of credit-related OTTI.  If the present value of the cash flow was less than the amortized cost basis, the difference was charged to current earnings as an impairment loss on investment securities.

The results of the OTTI analysis (refer to Note 4, “Investment securities”, within the notes to the consolidated financial statements for a description of the analysis performed) determined as of the date of sale, including all interim periods in 2013, the estimated value, based on the expected discounted cash flows, of all securities was sufficient to recover the amortized cost basis, and therefore no credit-related OTTI was required in 2013 compared to $0.1 million for the year ended December 31, 2012.  When present, credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is typically repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company typically earns a return or dividend based on the amount invested.  The $2.6 million balance in FHLB stock as of December 31, 2013 approximated the amount as of December 31, 2012.

Loans and leases

The Company’s focus to improve asset quality in 2013 resulted in a reduction of non-performing assets of $8.7 million, or 49%, from year-end 2012.  Improving asset quality will continue to be a priority.  The utilization of our risk-rating matrices, the expertise of our external auditors, guidance from our regulators and the experience of the Company’s loan work-out area and the relationship managers will provide framework for continued improvement and early detection of potential problems. We continue to reduce our risk exposure by utilizing loan participations (sharing loans with other financial institutions) and various government guaranty programs. Using a formal process, a teamwork approach, and the knowledge of our relationship managers and branch personnel, the Company achieved 10% growth in the loan and lease portfolio in 2013.  In 2014, the Company will focus on: growing existing relationships; reliance on a strong referral base; targeting new prospects; exercising superb salesmanship and using seasonal promotions that encourage a full banking relationship.  Our affiliation with the Small Business Administration (SBA) as a preferred lender, our involvement with various local chambers and other organizations will allow us to continue having a competitive edge.

Net of loan participations, in 2013 the Company originated $22.6 million of commercial and industrial loans and $14.0 million of commercial real estate loans compared to $26.9 million and $23.7 million, respectively in 2012.  Also, during 2013, the Company originated $19.1 million of residential real estate loans for portfolio retention and $30.7 million of consumer loans, compared to $31.7 million and $22.5 million, respectively, in 2012.  Included in mortgage loans were $9.1 million of residential real estate construction lines in 2013 and $9.5 million in 2012.  In addition for 2013, the Company had net originations of lines of credit in the amounts of $36.1 million for commercial borrowers and $13.4 million in home equity and other consumer lines of credit.

Commercial and industrial

Comparing the commercial and industrial (C&I) loan portfolio at December 31, 2012 of $65.1 million and $74.6 million at December 31, 2013, there was an increase of $9.5 million, or 15%.  This growth can be attributed to several factors including, strong customer retention, additional relationship building efforts and the Company’s efforts to attract new relationships.  The Company expects this sector to experience moderate growth in 2014.

Commercial real estate

The commercial real estate loan portfolio increased $13.1 million, or 8%, from $173.2 million at December 31, 2012 to $186.3 million as of December 31, 2013.  Our focus continues to be the utilization of various programs and knowledgeable relationship managers to provide our customers with the best possible products and service.  Our underwriting will continue to be conservative and remain driven by cash flow and understanding the overall financial picture of our borrowers.  We continue to use licensed third party appraisers and, when appropriate, have appraisals reviewed by our outside loan review professional.  We anticipate modest growth in this category during 2014.

To help achieve the anticipated growth in the commercial lending portfolio, during the fourth quarter of 2013, the Company added two highly experienced relationship managers to its commercial lending staff, both of whom have more than thirty years of banking experience.

Consumer

The consumer loan portfolio increased by $8.2 million, or 9%, from $90.6 million at December 31, 2012 to $98.8 million at December 31, 2013.  The increase was primarily attributed to auto loans and leases which increased $4.9 million, or 28%.  Home equity activity continues to be consistent as well, showing increases in home equity installment and home equity lines of credit of $1.7 million, or 5%, and $2.7 million, or 8%, respectively.  We have continued our efforts to methodically grow our dealership relationships along with promotional activity in our home equity program.  In 2014, we expect growth in all sectors of the consumer loan portfolio, the majority from the expansion of the auto lending category.

Residential

The residential loan portfolio increased $13.9 million, or 13%, from $104.7 million at December 31, 2012 to $118.6 million at December 31, 2013.  In 2013, the Company continued the mortgage loan modification program and focused on retaining mortgage loans with maturities of 10 years or less.  Based on the continued softness in the purchase marketplace, lack of incremental mortgage refinancing activity and the winding down of the modification program, for 2014 the Company anticipates stagnant residential mortgage activity with the expectation that the majority of the originations will be sold into the secondary market.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$74,551	15.6%	$65,110	15.0%	$68,372	16.8%	$85,129	20.5%	$77,071	17.9%
Commercial real estate:
Non-owner occupied	89,255	18.7	81,998	18.9	79,475	19.6	87,355	21.0	99,397	23.1
Owner occupied	86,294	18.0	80,509	18.6	76,611	18.9	69,338	16.7	79,013	18.3
Construction	10,765	2.2	10,679	2.5	9,387	2.3	12,501	3.0	11,078	2.6
Consumer:
Home equity installment	34,480	7.2	32,828	7.6	36,390	9.0	40,089	9.6	48,177	11.2
Home equity line of credit	36,836	7.7	34,169	7.9	32,486	8.0	29,185	7.0	21,851	5.1
Auto and leases	22,261	4.7	17,411	4.0	13,539	3.3	10,734	2.6	9,857	2.3
Other	5,205	1.1	6,139	1.4	5,833	1.4	7,165	1.7	5,760	1.3
Residential:
Real estate	110,365	23.1	96,765	22.3	80,091	19.7	68,160	16.4	70,958	16.5
Construction	8,188	1.7	7,948	1.8	4,110	1.0	6,145	1.5	7,535	1.7

Gross loans	478,200	100.0%	433,556	100.0%	406,294	100.0%	415,801	100.0%	430,697	100.0%
Less:
Allowance for loan losses	(8,928)		(8,972)		(8,108)		(7,898)		(7,573)
Unearned lease revenue	(56)		-		-		-		-

Net loans	$469,216		$424,584		$398,186		$407,903		$423,124

Loans held-for-sale	$917		$10,545		$4,537		$213		$1,221

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2013.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$23,515	$21,660	$29,376	$74,551
Commercial real estate	31,560	72,586	71,403	175,549
Commercial real estate construction	10,765	-	-	10,765
Residential real estate construction	8,188	-	-	8,188
Total	$74,028	$94,246	$100,779	$269,053

Both residential and commercial real estate construction loans are included in the one-year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the greater than one-year sensitivity changes in interest rates for commercial and CRE loans as of December 31, 2013:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$9,237	$26,333	$35,570
Variable interest rate	80,311	105,265	185,576
Total	$89,548	$131,598	$221,146

Non-refundable fees and costs associated with all loan originations are deferred.  Using the principal reduction method, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2013, approximately 49% of the total loan portfolio was secured by real estate.   The Company considers this segment concentration to be normal.  The banking industry is affected by general economic conditions including, among other things, the effects of real estate values.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for all loan types and ensuring mortgage lending adheres to standards of secondary market compliance.

Loans held-for-sale

Upon origination, most residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as held-for-sale (HFS).  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.  As of December 31, 2013 and 2012, loans HFS consisted of residential mortgage loans.

At December 31, 2013, loans HFS had a carrying amount of $0.9 million which approximated fair value, compared to $10.5 million carrying value and $10.8 million fair value, respectively, at December 31, 2012.  During the year ended December 31, 2013, residential mortgage loans with principal balances of $83.5 million were sold into the secondary market and the Company recognized net gains of $1.4 million, compared to $82.8 million and $1.7 million, respectively during 2012.  In comparing gains from loan sales in 2013 and 2012, gains of $41 thousand, deferred from sales of SBA loans in the fourth quarter of 2012, were recognized in the first quarter of 2013 compared to $18 thousand recognized from sales of SBA loans in 2012.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At December 31, 2013 and December 31, 2012, the servicing portfolio balance of sold residential mortgage loans was $250.2 million and $214.7 million, respectively.

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

•application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation;

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

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets monthly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due.  The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Total net charge-offs for the twelve months ended December 31, 2013 were $2.6 million compared to $2.4 million for the twelve months ended December 31, 2012.  This increase is related, in part, to the charge down on one owner-occupied commercial real estate non-accrual loan in the first quarter of 2013.  This loan carried a specific reserve as of December 31, 2012, based on the estimated net realizable value of the loan's collateral.  This collateral was sold on May 10, 2013 and no material charge-offs or expenses were subsequently incurred.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.9 million as of December 31, 2013, compared to $9.0 million at December 31, 2012.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values.

During the fourth quarter of 2013, the Company changed its methodology to determine historical loss percentages from a two-year average that was calculated annually to a trailing twelve-quarter average. Management determined that utilizing a trailing twelve-quarter average minimizes the impact of certain anomalies caused by irregular occurrences such as infrequent large loan charge-offs.  In addition, during the fourth quarter of 2013, management changed its methodology used to calculate the allowance for loan losses by eliminating certain loans from the calculation that have very little risk of not being collected.  Such loans would include the guaranteed portion of all commercial loans that carry a guarantee by the SBA and all loan categories that are fully secured by cash collateral.  The change in the averaging convention had an immaterial impact on the December 31, 2013 allowance calculation.  In addition, by excluding the cash secured and guarantee portion of SBA loans, as of December 31, 2013 the Company was able to reduce the allowance requirement by approximately $0.2 million.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2013		2012		2011		2010		2009

Balance at beginning of period	$8,972		$8,108		$7,898		$7,574		$4,745

Charge-offs:
Commercial and industrial	56		185		128		452		983
Commercial real estate	2,091		1,335		699		892		844
Consumer	400		737		654		463		433
Residential	218		231		577		2		9
Total	2,765		2,488		2,058		1,809		2,269

Recoveries:
Commercial and industrial	30		26		407		4		35
Commercial real estate	30		46		37		3		2
Consumer	110		30		17		39		11
Residential	1		-		7		2		-
Total	171		102		468		48		48
Net charge-offs	2,594		2,386		1,590		1,761		2,221
Provision for loan losses	2,550		3,250		1,800		2,085		5,050
Balance at end of period	$8,928		$8,972		$8,108		$7,898		$7,574

Net charge-offs (annualized) to average total loans outstanding	0.56%		0.56%		0.39%		0.41%		0.51%
Allowance for loan losses to net charge-offs (annualized)	3.44	x	3.76	x	5.10	x	4.48	x	3.41	x
Allowance for loan losses to total loans	1.86%		2.02%		1.97%		1.90%		1.75%
Loans 30 - 89 days past due and accruing	$5,268		$2,920		$4,358		$2,611		$5,173
Loans 90 days or more past due and accruing	$155		$1,723		$265		$289		$555
Non-accrual loans	$5,668		$12,121		$13,962		$9,969		$12,329
Allowance for loan losses to loans 90 days or more
past due and accruing	57.60	x	5.21	x	30.55	x	27.36	x	13.65	x
Allowance for loan losses to non-accrual loans	1.58	x	0.74	x	0.58	x	0.79	x	0.61	x
Allowance for loan losses to non-performing loans	1.53	x	0.65	x	0.57	x	0.77	x	0.59	x
Average total loans	$461,539		$426,636		$411,839		$427,464		$432,642

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

(dollars in thousands)	2013	%	2012	%	2011	%	2010	%	2009	%
Category
Commercial real estate	$4,253	47.6%	$4,908	54.6%	$3,979	49.1%	$4,238	53.7%	$4,314	56.9%
Commercial and industrial	944	10.6	922	10.3	1,221	15.1	1,368	17.3	1,406	18.6
Consumer	1,482	16.6	1,639	18.3	1,435	17.7	1,249	15.8	1,253	16.5
Residential real estate	1,613	18.1	1,503	16.8	1,051	13.0	863	10.9	505	6.7
Unallocated	636	7.1	-	-	422	5.1	180	2.3	96	1.3
Total	$8,928	100.0%	$8,972	100.0%	$8,108	100.0%	$7,898	100.0%	$7,574	100.0%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 58%, or $5.2 million, of the total allowance for loan losses at December 31, 2013, which represents a 6.8 percentage point decrease from December 31, 2012. The decrease in the commercial real estate allocation from December 31, 2012 to December 31, 2013 was related to the charge down of one large owner-occupied commercial real estate non-accrual loan as explained above.  The allocation to the consumer and mortgage categories of loans is adequate compared to the actual historical net charge-offs and qualitative adjustments. The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  Though credit quality is improving, management provided the amount to support growth in the loan portfolio and reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of December 31, 2013, non-performing assets represented 1.44% of total assets reduced from 2.94% at December 31, 2012, mainly resulting from the reduction of commercial loans 90 days or more past due and accruing, coupled with a reduction in residential, consumer and commercial loans on non-accrual status.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.  At December 31, 2013, the Company no longer held the non-accrual corporate bonds consisting of pooled trust preferred securities, therefore there were no securities on  non-accrual status, compared to $1.1 million at December 31, 2012.  For a further discussion on the Company’s securities portfolio, see Note 4, “Investment securities”, within the notes to the consolidated financial statements and the section entitled “Investments”, contained within this management’s discussion and analysis section.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2013	2012	2011	2010	2009

Loans past due 90 days or more and accruing	$155	$1,723	$265	$289	$555
Non-accrual loans *	5,668	12,121	13,962	9,969	12,329
Total non-performing loans	5,823	13,844	14,227	10,258	12,884
Troubled debt restructurings	1,045	1,103	5,314	783	-
Other real estate owned and repossessed assets	2,086	1,607	1,169	1,261	887
Non-accrual securities	-	1,132	1,038	1,091	583
Total non-performing assets	$8,954	$17,686	$21,748	$13,393	$14,354

Total loans, including loans held-for-sale	$479,061	$444,101	$410,831	$416,014	$431,918
Total assets	$623,825	$601,525	$606,742	$561,673	$556,017
Non-accrual loans to total loans	1.18%	2.73%	3.40%	2.40%	2.85%
Non-performing loans to total loans	1.22%	3.12%	3.46%	2.47%	2.98%
Non-performing assets to total assets	1.44%	2.94%	3.58%	2.38%	2.58%

*  In the table above, the amount includes non-accrual TDRs of $1.0 million, $1.1 million and $1.4 million as of December 31, 2013, 2012 and 2011, respectively.  There were no non-accrual TDRs as of December 31, 2010 and 2009.

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

Non-performing loans, consisting of loans over 90 days past due and accruing and non-accrual loans, decreased $8.0 million, or 58%, from $13.8 million on December 31, 2012 to $5.8 million at December 31, 2013.  As of year-end 2012, there were seventeen loans to sixteen unrelated borrowers aggregating $1.7 million in the over 90 day category ranging from less than $1 thousand to $0.6 million.  At December 31, 2013, the over 90 days past due portion was $0.2 million and was comprised of four loans to four unrelated borrowers, ranging from $7 thousand to $0.1 million.  Of the four loans past due over 90 days, one loan, totaling $115 thousand, was a residential mortgage, one loan was a secured commercial loan for $7 thousand, and two were consumer loans aggregating $33 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  However, these loans remained past due after the quarter ended.

A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts. At December 31, 2012, there were 65 loans to 57 unrelated borrowers ranging from less than $1 thousand to $3.2 million in the non-accrual category.  At December 31, 2013, there were 47 loans to 37 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  The decrease in non-accrual loans during the twelve months ended December 31, 2013 was related to loans that were charged off, paid off, transferred to ORE or moved back to accrual status.

At December 31, 2013, the non-accrual loans aggregated $5.7 million as compared to $12.1 million at December 31, 2012.  The net decrease in the level of non-accrual loans during the period ending December 31, 2013 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $2.3 million were made during the period; these were offset by reductions or payoffs of $3.4 million, charge-offs of $2.5 million, $2.1 million of transfers to ORE and $0.8 million of loans that returned to performing status.  Loans past due 90 days or more and accruing were $0.2 million at December 31, 2013, compared to $1.7 million as of December 31, 2012.  The ratio of non-performing loans to total loans was 1.22% at December 31, 2013 compared to 3.12% at December 31, 2012.

The composition of non-performing loans as of December 31, 2013  is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$74,551	$7	$62	$69	0.09%

Commercial real estate:
Non-owner occupied	89,255	-	1,518	1,518	1.70%
Owner occupied	86,294	-	1,422	1,422	1.65%
Construction	10,765	-	635	635	5.90%

Consumer:
Home equity installment	34,480	-	393	393	1.14%
Home equity line of credit	36,836	21	254	275	0.75%
Auto loans and leases	22,205	11	12	23	0.10%
Other	5,205	-	22	22	0.42%

Residential:
Real estate	110,365	116	1,350	1,466	1.33%
Construction	8,188	-	-	-	-
Loans held-for-sale	917	-	-	-	-

Total	$479,061	$155	$5,668	$5,823	1.22%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  For the year of 2013, $78 thousand in cash basis interest income was recognized.  If the non-accrual loans that were outstanding as of December 31, 2013 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $189 thousand during the year ended December 31, 2013.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $2.0 million at December 31, 2013, which was a slight decrease from the December 31, 2012 total of $2.2 million.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	7	51	99	157
Ending balance	$35	$1,010	$967	$2,012

As of and for the year ended December 31, 2012
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$44	$5,270	$1,395	$6,709
Pay downs / payoffs	2	4,998	129	5,129
Advance on balance	-	789	-	789
Charge offs	-	-	200	200
Ending balance	$42	$1,061	$1,066	$2,169

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.1 million at December 31, 2013 and $1.6 million at December 31, 2012. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2013		2012
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,600	12	$1,169	6

Additions	2,381	15	1,778	14
Pay downs	(34)		(92)
Write downs	(443)		(86)
Sold	(1,426)	(12)	(1,169)	(8)
Balance at end of period	$2,078	15	$1,600	12

As of December 31, 2012, ORE consisted of twelve properties that stemmed from eleven unrelated borrowers and was comprised of: nine properties totaling $0.8 million from 2012 additions; two properties aggregating $0.2 million acquired in 2011 and one property acquired in 2010 for $0.6 million.  As of December 31, 2013, fifteen properties were added to ORE, which contributed an additional $2.4 million to ORE during 2013, and twelve were sold.  Of the twelve properties that were sold in 2013, six were added to ORE in 2012 and six were added in 2013.  Of these fifteen properties added in 2013, four were commercial real estate and eleven were residential real estate. Of the fifteen ORE properties as of December 31, 2013, which stemmed from fourteen unrelated borrowers, one has a pending insurance claim, nine are listed for sale, three have signed sales agreements, and two are in litigation.

In addition, foreclosed assets held-for-sale included one other repossessed asset, an automobile with a book value of $8 thousand at December 31, 2013. At December 31, 2012, other repossessed assets consisted of an automobile with a book value of $6 thousand which was sold during 2013.

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

Results of Operation

Earnings Summary

The Company’s earnings depend primarily on net interest income.  Net interest income is the difference between interest income and interest expense.  Interest income is generated from yields earned on interest-earning assets, which consist principally of loans and investment securities.  Interest expense is incurred from rates paid on interest-bearing liabilities, which consist of deposits and borrowings.  Net interest income is determined by the interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Interest rate spread is impacted by: changes in interest rates and market yield curves and their related effect on cash flows; the composition and characteristics of interest-earning assets and interest-bearing liabilities; differences in the maturity and re-pricing characteristics of assets compared to the maturity and re-pricing characteristics of the liabilities that fund them and by the competition in the marketplace.

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

Overview

For the year ended December 31, 2013, the Company generated net income of $7.1 million or $3.02 per diluted share, compared to $4.9 million or $2.14 per diluted share, for the year ended December 31, 2012.  The 45% increase in earnings was due to higher net interest and non-interest income, up 1% and 37%, respectively and a $0.7 million, or 22%, lower provision for loan loss requirement, offset partially by an increase in non-interest expense.  The most significant factor contributing to the 45% increase in net income was from the sale of the corporate bond portfolio, consisting of pooled trust preferred securities, producing a net gain of $2.9 million.  Other non-interest expenses increased $0.5 million, or 3%, in the current year compared to 2012 from higher salary and employee benefit costs and expenses related to foreclosed assets held-for-sale.

For the year ended December 31, 2013, ROA and ROE were 1.15% and 11.70%, respectively, compared to 0.81% and 8.62% for the same period in 2012. The improvement in ROA and ROE was caused by the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.3 million, or 1%, from $20.6 million at December 31, 2012 to $20.9 million at December 31, 2013.  The Company experienced a $10.5 million net decrease in average interest-bearing deposits, and an eight basis point decline on average rates paid - mostly from a 22 basis point decline on rates paid on CDs.  The lower rates paid on CDs in conjunction with a $3.0 million decline in their average balances resulted in a $0.3 million decrease in interest expense from these deposits.  These factors were the primary cause of interest expense declining by $0.4 million, the balance of the decline due mostly to lower average balances of interest-bearing transaction deposits in 2013 compared to 2012.  The lower interest expense more than offset the marginal decline, or $0.1 million, in interest income.  Although the portfolio of interest-earning assets increased $7.9 million, an eight basis point reduction in yield more than offset the earnings impact of the higher volume.  In 2013, the Company shifted its emphasis from the lower yielding investment portfolio to higher yielding loans – particularly in the commercial and residential mortgage loan portfolios where average loan volume increases of $32.7 million helped boost interest income by $0.3 million despite a decline in yield of 26 basis points in commercial loans and 36 basis points in residential mortgage loans.  The performance of the commercial and residential loan portfolios more than offset the 62 basis points lower yields earned on $2.2 million larger average balances  of consumer loans, which generated $0.2 million less interest income for the year ended 2013 compared to 2012.

The fully-taxable equivalent (FTE) net interest rate spread and net interest margin remained unchanged at 3.62% and 3.80%, respectively, for the years ended December 31, 2013 and 2012.  The increase in average non-interest bearing deposits of $14.7 million reduced the overall cost of funds by 7 basis points in the current year compared to 2012.  This no-cost funding source helped stabilize the Company’s net interest margin.

The low interest rate environment caused yields from earning assets to further decline in 2013, albeit at a slower pace than in 2012.  In 2014, the Company expects to continue to operate in a low, but rising interest rate environment with a steep yield curve.  A rising rate environment positions the Company to improve its interest income performance.  For 2014, we anticipate net interest margin to stabilize or improve marginally.  The FOMC has not adjusted the short-term federal funds rate upward and is not expected to do so well into 2015, helping contain funding costs.  Growth in the commercial loan portfolio, the Company’s strategy for 2014, coupled with historically and sustaining low funding costs, should help contain the interest rate margin.

At 69 basis points, the Company’s cost of interest-bearing liabilities for the year ended December 31, 2013 is eight basis points lower than the cost in 2012.  Other than retaining maturing long-term CDs, reducing deposit rates from all-time lows would have a minor cost-savings impact.  As noted, interest rates along the treasury yield curve have been slowly rising.  Competition, could potentially pressure banks to increase term deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in tandem with the treasury yield curve thereby further pressuring net interest income should deposit rates begin to steadily rise. To help combat the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing DDA balances. Strategically deploying these funds into interest earning-assets such as in the retail and commercial loan portfolios is an effective margin-enhancing strategy that the Company expects to pursue and expand upon to help stabilize net interest margin erosion.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates and to discuss and seek revenue enhancing strategies to combat the trend in declining interest income. The Company’s marketing department, together with ALM, lenders and deposit gatherers, continues to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits to improve net interest income performance.

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $0.3  million in 2013 and $0.2 million in 2012 and 2011, respectively, are included in interest income from loans.  Securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2013			2012			2011
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$7,650	$22	0.29%	$25,637	$65	0.25%	$39,699	$101	0.25%
Investments:
Agency - GSE	16,077	151	0.94	24,399	267	1.09	23,863	420	1.76
MBS - GSE residential	49,238	582	1.18	50,857	677	1.33	42,719	908	2.13
State and municipal	29,777	1,838	6.17	27,649	1,820	6.58	27,075	1,799	6.65
Other	9,041	90	1.00	9,947	81	0.81	11,835	72	0.60
Total investments	104,133	2,661	2.56	112,852	2,845	2.52	105,492	3,199	3.03

Loans and leases:
Commercial and commercial real estate	248,999	12,284	4.93	236,922	12,289	5.19	248,836	13,745	5.52
Consumer	58,593	3,504	5.98	56,417	3,725	6.60	56,255	3,962	7.04
Residential real estate	153,947	6,274	4.08	133,297	5,922	4.44	106,748	5,449	5.10
Total loans and leases	461,539	22,062	4.78	426,636	21,936	5.14	411,839	23,156	5.62

Federal funds sold	195	-	0.25	577	1	0.26	290	1	0.25

Total interest-earning assets	573,517	24,745	4.31%	565,702	24,847	4.39%	557,320	26,457	4.75%

Non-interest earning assets	45,255			42,784			39,007

Total Assets	$618,772			$608,486			$596,327

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$108,850	$224	0.21%	$107,401	$231	0.22%	$110,818	$501	0.45%
Interest-bearing checking	87,230	123	0.14	82,487	113	0.14	68,174	123	0.18
MMDA	81,598	443	0.54	95,385	504	0.53	92,790	551	0.59
CDs < $100,000	75,729	779	1.03	78,348	969	1.24	87,401	1,416	1.62
CDs > $100,000	41,422	509	1.23	41,763	620	1.49	45,787	1,076	2.35
Clubs	1,583	3	0.16	1,563	2	0.16	1,598	5	0.30
Total interest-bearing deposits	396,412	2,081	0.52	406,947	2,439	0.60	406,568	3,672	0.90

Repurchase agreements	11,629	22	0.19	13,027	33	0.25	11,939	52	0.44

Borrowed funds	19,895	865	4.35	16,768	882	5.26	21,692	1,037	4.78

Total interest-bearing liabilities	427,936	2,968	0.69%	436,742	3,354	0.77%	440,199	4,761	1.08%

Non-interest bearing deposits	126,149			111,458			102,440

Non-interest bearing liabilities	3,802			3,390			3,290

Total liabilities	557,887			551,590			545,929

Shareholders' equity	60,885			56,896			50,398
Total liabilities and shareholders' equity	$618,772			$608,486			$596,327
Net interest income		$21,777			$21,493			$21,696

Net interest spread			3.62%			3.62%			3.67%

Net interest margin			3.80%			3.80%			3.89%

Cost of funds			0.54%			0.61%			0.88%

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

	Years ended December 31,
(dollars in thousands)	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Residential real estate	$865	$(513)	$352	$1,240	$(767)	$473
Commercial and CRE	603	(615)	(12)	(629)	(819)	(1,448)
Consumer	139	(360)	(221)	11	(244)	(233)
Total loans and leases	1,607	(1,488)	119	622	(1,830)	(1,208)
Investment securities, interest-bearing deposits and
Federal funds sold	(477)	217	(260)	(115)	(286)	(401)
Total interest income	1,130	(1,271)	(141)	507	(2,116)	(1,609)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(5)	(106)	(111)	(88)	(368)	(456)
Other	(94)	(153)	(247)	(110)	(667)	(777)
Total deposits	(99)	(259)	(358)	(198)	(1,035)	(1,233)
Other interest-bearing liabilities	51	(79)	(28)	(120)	(54)	(174)
Total interest expense	(48)	(338)	(386)	(318)	(1,089)	(1,407)
Net interest income	$1,178	$(933)	$245	$825	$(1,027)	$(202)

Provision for loan losses

The provision for loan losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for loan losses (the allowance) to a level that represents management’s best estimate of known and inherent losses in the Company’s loan portfolio.  Loans determined to be uncollectible are charged off against the allowance. The required amount of the provision for loan losses, based upon the adequate level of the allowance, is subject to the ongoing analysis of the loan portfolio.  The Company’s Special Assets Committee meets periodically to review problem loans.  The committee is comprised of management, including credit administration officers, loan officers, loan workout officers and collection personnel.  The committee reports quarterly to the Credit Administration Committee of the Board of Directors.

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

Provisions for loan losses of $2.6 million were recorded during 2013, compared to $3.3 million during 2012. The Company’s non-performing loans declined to $5.8 million as of December 31, 2013, an $8.0 million decrease from year-end 2012.  Though credit quality is improving, the additional provision throughout 2013 was necessary to fund the allowance to support growth in the loan portfolio, as well as reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $8.9 million as of December 31, 2013, compared to $9.0 million for December 31, 2012.  For a further discussion on the allowance for loan losses, see “Allowance for loan losses” under the caption “Comparison of financial condition at December 31, 2013 and 2012” above.

Other income

For the year ended December 31, 2013, non-interest income amounted to $10.5 million, a $2.8 million, or 38%, increase compared to $7.7 million recorded during the year ended December 31, 2012.  The majority of this increase was due to $2.8 million of additional recognized gains from sales of investment securities in 2013 compared to 2012.  Security gains included the $2.9 million of net gains from the sale of the entire portfolio of preferred term securities in the fourth quarter of 2013.  Additional fees from growth in interchange, deposit, financial services and trust and the absence of $0.1 million in credit-related OTTI charges in the current year helped boost non-interest related revenue.  Growth in fees from other services was offset by a decline in mortgage loan service, late and other loan related fee income in 2013 compared to 2012.  In addition, a slowdown in mortgage loan origination and refinance activity and the decision to hold intermediate-term mortgage loans for portfolio has resulted in $0.4 million less gains recognized from the sales of mortgage loans into the secondary market during the year ended December 31, 2013 compared to December 31, 2012.

Other operating expenses

For the year ended December 31, 2013, total other operating expenses increased $0.5 million, or 3%, compared to the year ended December 31, 2012.  Salary and employee benefits increased $0.3 million, or 3%, due to annual merit increases, internal promotions, employee incentives, the hiring of new senior staff positions and the related increase in payroll taxes partially offset by lower group insurance costs.  Advertising and marketing expenses increased $44 thousand, or 4%, during the year ended December 31, 2013 compared to the same period in 2012.  The increase was caused by a new branding initiative with expenses including a year-long, multi-media marketing campaign consisting of television, billboard, direct mail and social media, along with a very visible public relations initiative.  The costs of these events were partially offset by a decrease of $0.2 million in contributions to qualifying educational organizations through the “Educational Improvement Tax Credit” (EITC) program administered by the state of Pennsylvania.  Excluding the decrease in contributions, adverting and marketing expenses increased $0.2 million.  The state was oversubscribed and initially the Company received only partial approval for an amount that was lower than the amount approved in 2012.  The Company was waitlisted but was informed, in February 2014 by the state, that the remainder of the amount requested was approved and $0.2 million was donated for 2014.  The net expense to carry other real estate including, carrying costs, write-down to fair value and gains and losses from their sales, increased  $0.3 million in 2013 compared to 2012.  Because of the struggling housing market, carrying values of foreclosed properties were written down to fair value based upon the receipt of new property appraisals.  In addition, new and poorly maintained properties and the length of time a property is held in inventory requires extended maintenance, taxes and other carrying costs.  It is the Company’s objective to take control of these properties and soon as feasibly possible, assess their salability, repair as needed and  list with a real estate broker.  The $0.2 million increase in automated transaction processing expense was due to the effect of the new regulation that allows the Company’s card processors the right to bill for services related to point-of-sale transactions. In addition, the Company’s rollout of a new debit card rewards program required implementation and program expenses in 2013 that did not exist in 2012. The non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in the first quarter of 2012 caused the decrease in the other expense category, partially offset by the increase in shares tax expense due to the Company not receiving the tax credits as described above.  Collections expense declined $0.1 million due to the increase of internal workouts of delinquent loans often times lessening the need to engage professional services.  Premises and equipment decreased $0.1 million during the year ended December 31, 2013 due to lower equipment depreciation and lower expenses for leased facilities.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2013 and 2012 were 1.87% and 1.78%, respectively.  The expense ratio, which excludes OTTI and other securities transactions and non-recurring expenses, increased due to higher expenses and lower non-interest income.

Provision for income taxes

The Company’s effective income tax rate approximated 27.0% in 2013 and 24.1% 2012.  The difference between the effective rate and the enacted corporate rate of 34% is mostly to the effect of tax exempt income.  The higher effective tax rate in 2013 was caused by a higher amount of pre-tax income subject to the the statutory 34% income tax rate.

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

Funds Provided:

Deposits

Compared to December 31, 2011, total deposits fell $1.1 million, or less than 1%, during the year ended December 31, 2012.  The decrease stemmed from declines in: money market accounts, $31.1 million; CDs, $8.7 million; savings and clubs, $0.1 million; partially offset by growth in interest-bearing checking, $8.9 million, and non-interest bearing deposits, $29.9 million.

The low interest rate environment continued to cause customers to seek short-term alternatives for their deposits.  Balances of certificates of deposit declined $8.7 million, or 7%, in 2012.  The Company continued to experience a shift toward transactional accounts which increased $7.6 million, or 2%, in 2012. The significant decrease in money market deposit accounts was due to some of the Company’s larger depositors who re-deployed their cash balances.  Additionally, the expiration of money market promotions resulted in decreases to money market levels as some of these deposits shifted into savings and DDAs.  The increase in non-interest bearing and interest-bearing checking deposits was due to the Company focusing on a new checking account campaign targeting the acquisition of new retail and business households along with continued sales emphasis on broadening and deepening existing business and retail relationships with operational checking accounts.

As of December 31, 2012 and 2011, CDARS represented $10.2 million and $11.0 million, respectively, or 2%, of total deposits.

Short-term borrowings

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

Accrued interest payable and other liabilities

The $2.9 million decrease in other liabilities was caused by a $3.7 million participated loan which was paid off on the last business day of December 2011 and was subsequently distributed to participant banks in  January 2012.  This was offset by a $0.5 million security purchase obligation that was recorded in December 2012 for a January 2013 settlement and  also higher real estate escrow balances.

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2012 were as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$49	6.01%	$21,993	1.75%	$28,800	2.77%	$50,842	2.33%
State & municipal subdivisions	-	-	-	-	1,387	6.02	28,470	6.11	29,857	6.11
Agency - GSE	3,533	0.55	13,179	1.32	1,028	3.55	-	-	17,740	1.30
Pooled trust preferred securities	-	-	-	-	-	-	1,825	2.26	1,825	2.26
Total debt securities	$3,533	0.55%	$13,228	1.34%	$24,408	2.05%	$59,095	4.16%	$100,264	3.16%

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

The Company determined that as of and for the year ended December 31, 2012, the estimated value, based on the expected discounted cash flow, of two PreTSLs: IX and XVIII was insufficient to recover the amortized cost basis, and therefore experienced credit-related OTTI in the amount of $0.1 million for the year ended December 31, 2012 (all of which occurred in the first two quarters of 2012) compared to $0.2 million for the year ended December 31, 2011.

Loans

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

Commercial real estate

The commercial real estate loan portfolio increased $7.7 million, or 5%, from $165.5 million at December 31, 2011 to $173.2 million as of December 31, 2012. There was a multitude of worthy credit facilities provided during 2012.  In order to mitigate risk associated with commercial real estate we continued to obtain current real estate appraisals which were reviewed by a third party, used prudence in establishing and regulating loan-to-value analysis including the impact of rate increases, vacancy, historical and projected cash flow, liquidity and where appropriate guarantee of principles who have acceptable credit scores.  The increase was spread among all of the classes of commercial real estate loans.

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

Residential

The residential portfolio increased $20.5 million, or 24.4%, from $84.2 million at December 31, 2011 to $104.7 million at December 31, 2012.  This increase was primarily attributed to a mortgage loan modification program and retaining a portion of mortgages in-house with maturities of 15 years or less.  During the fourth quarter of 2012, the Company began a new mortgage loan modification program with the focus on retaining mortgage loans with maturities of 10 years or less. The program attributed to slight growth in the residential loan portfolio in 2012.

Loans held-for-sale

Loans HFS as of December 31, 2012 were $10.5 million which approximated fair value compared to $4.5 million, respectively, at December 31, 2011.  During 2012, the Company originated $85.3 million of residential mortgages HFS, compared to $45.1 million in 2011.  The increase in volume in 2012 was a function of the sustaining low mortgage interest rate environment which bolstered refinancing of existing home debt.  During 2012, residential mortgage loans with principal balances of $82.8 million were sold into the secondary market and the Company recognized net gains of approximately $1.7 million, compared to $46.1 million and $0.7 million, respectively during 2011.

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

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 65% or $5.8 million of the total allowance for loan losses at December 31, 2012.  The increase in the commercial real estate allocation reflected information obtained on the collateral value of a participated, non-accrual loan.  The increase in the residential real estate allocation at December 31, 2012 resulted from the increase in loans outstanding, as well as qualitative factor adjustments made due to the stagnant economy.

Non-performing assets

As of December 31, 2012, non-performing assets represented 2.94% of total assets reduced from 3.58% at December 31, 2011, mainly resulting from the reduction of TDR’s during 2012.  At December 31, 2012, $1.1 million of corporate bonds consisting of pooled trust preferred securities were on non-accrual status compared to $1.0 million at December 31, 2011.

Non-performing loans decreased from $14.2 million on December 31, 2011 to $13.8 million at December 31, 2012.  At December 31, 2011, the over 90 days past due portion was $0.3 million and was comprised of three loans ranging from $47 thousand  to $0.2 million, and the non-accrual loan portion numbered 74 loans ranging from $3 thousand to $3.4 million.  At December 31, 2012, there were seventeen loans to sixteen unrelated borrowers aggregating $1.7 million in the over 90 day category ranging from less than $1 thousand to $0.6 million.  Of the seventeen loans past due over 90 days, nine loans, aggregating $1.0 million were residential mortgages to unrelated borrowers.  Of these nine loans, seven of them (aggregating $0.9 million) made payments prior to year-end and future payments are expected to continue.  In addition, two loans to one borrower were secured commercial loans aggregating $0.6 million.  Three payments were received just after the year-end, bringing these loans to near current status.  The higher amount of loans past due 90 days was mostly from a $0.8 million rise in past due residential real estate loans and a $0.4 million increase in owner-occupied commercial loans.  These increases were characteristic of the state of the economy.  Of the $1.7 million outstanding at December 31, 2012, one commercial loan of approximately $0.1 million was subsequently re-classified to non-accrual status.

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

Bank premises and equipment, net

Net of depreciation, bank premises and equipment increased $0.6 million, or 4%, in 2012.  The increase was primarily attributable to the purchase of the Company’s Moosic and Kingston branches, vehicle replacements, telecommunication, and other system-related  upgrades.  Prior to the acquisition of the Moosic and Kingston branches, the Company leased these  offices from unrelated third parties under terms of operating leases that extended to 2019 and 2028, respectively.

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

Results of Operations

Earnings Summary

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

Net interest income

The FOMC had not adjusted the short-term federal funds rate which remained near zero percent during 2012 and 2011.  In addition, at 3.25%, the national prime interest rate remained constant throughout 2012 - at the same level as 2011.  In 2012, the Company’s net interest margin, like other banks, declined due principally to the impact of the prolonged low interest rate environment.

The Company’s overall cost of funds, which includes the effect of adding non-interest bearing DDA balances as a no-cost funding source declined 27 basis points, from 0.88% to 0.61%, for the year ended December 31, 2011 and 2012, respectively.  Similar to the rate paid on interest-bearing liabilities, the cost of funds declined steadily over the past several years.  The yield on earning-assets declined 36 basis points from 2011 to 2012 and similarly has been declining steadily over the past several years and the speed of decline outpaced deposit rate reductions.

Interest expense decreased $1.4 million, or 30%, from $4.7 million in 2011 to $3.3 million in 2012.  Though the Company recorded a $0.4 million net increase in average interest-bearing deposits, interest expense on deposits declined $1.2 million in 2012 compared to 2011 caused by a 30 basis point decline on average rates paid.  The 30 basis point decline equated to approximately $1.0 million of the reduction in interest expense.  Interest expense on borrowed funds declined $0.2 million during 2012.  The lower interest from borrowings was from the $5.0 million reduction in long-term debt during 2012.  The advance with the FHLB carried an interest rate of 3.61%.

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

Other income

For the year ended December 31, 2012, the Company recorded net other (non-interest) income of $7.5 million, an increase of $1.8 million, or 32%, compared to non-interest income of $5.7 million recorded during the year ended December 31, 2011.  The improvement in 2012 was principally from increased gains from the sales of mortgage and SBA loans of $1.0 million.  A higher volume of residential mortgage lending activity helped boost gains from sales and also generate $0.2 million of incremental residential mortgage loan service fees.  Supplementing the improvement in 2012 included: $0.3 million more in securities gains; $0.2 million more fees from growth in the trust department; $0.1 million of higher interchange fees and a lower amount, or $0.1 million, of OTTI charges incurred from impaired pooled trust preferred securities.  These items were partially offset by net losses on sales and charges for write-downs on foreclosed assets of $160 thousand during 2012 compared to $20 thousand during 2011.

Other expenses

For the year ended December 31, 2012, other operating expenses increased $0.4 million, or 2%, compared to the year ended December 31, 2011.  Salary and employee benefits increased $0.3 million, or 4%, due to a larger work force, including the hiring of a chief operating officer, and the implementation of normal merit increases of salaries and market benefit increases.  Compared to 2011, the average number of full-time equivalent employees increased from 159 to 162 in 2012.  The $0.2 million, or 5%, decrease in premises and equipment was due to lower depreciation expense stemming from fully depreciated furniture and equipment.  In addition, the Company incurred less expense related to facility upkeep, utilities and had lower lease expenses, the latter associated with the acquisition of the two previously leased branch offices.  These items were partially offset by higher equipment maintenance from implementing the mobile banking technology at the end of 2011 and higher software maintenance costs.  The primary reasons that advertising and marketing expenses increased by $0.2 million, or 18%, were expenses for a branding campaign designed to build additional business relationships, higher expense associated with giveaways at all of the Company’s branch offices and the cost incurred for promotional items in conjunction with this year’s checking account campaign.  A change to the FDIC insurance assessment, in the third quarter of 2011, resulted in a lower base upon which the assessment was determined which resulted in a $0.1 million, or 18%, decline in 2012’s charge compared to 2011.  The increase in ORE expenses of $63 thousand, or 59%, was due to higher balances of and more ORE properties, on average, during 2012 compared to 2011.  The $0.1 million, or 7%, increase in other expense category was caused mostly by a non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB advance in the first quarter of 2012.

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

The following table presents, as of December 31, 2013, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$56,003	$49,075	$6,505	$2,116	$113,699
Long-term debt	-	16,000	-	-	16,000
Short-term borrowings	8,642	-	-	-	8,642
Operating leases	218	361	364	2,700	3,643
Commitments:
Letters of credit	2,092	5,060	-	566	7,718
Loan commitments (2)	18,183	-	-	-	18,183
Total	$85,138	$70,496	$6,869	$5,382	$167,885

(1)   Includes certificates in the CDARS program.

 (2)      Available credit to borrowers in the amount of $71.6 million is excluded from the above table since, by its nature, the borrowers may not have the  need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

Related Party Transactions

Information with respect to related parties is contained in Note 16, “Related Party Transactions”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

Impact of Accounting Standards and Interpretations

Information with respect to the impact of accounting standards is contained in Note 19, “Recent Accounting Pronouncements”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk-weightings.  The appropriate risk-weighting, pursuant to regulatory guidelines, require an increase in the weights applied to securities that are rated below investment grade, thereby inflating the total risk-weighted assets.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  The Company’s Total Risk Adjusted Capital Ratio was 15.2%, Tier I Capital Ratio was 13.9% and Leverage Ratio was 10.3% as of December 31, 2013.  Additional information with respect to capital requirements is contained in Note 15, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year-ended December 31, 2013, total shareholders' equity increased $7.1 million, or 12%, due principally from the $7.1 million in net income added into retained earnings and the $1.0 million, after-tax improvement  in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $1.5 million from investments in the Company’s common stock via the Employee Stock Purchase and Dividend Reinvestment Plans.  These items were partially offset by the $2.6 million of cash dividends declared on the Company’s common stock.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash		DRP	Purchase of	Changes in	Capital
	Net	dividends	Earnings	and ESPP	treasury	OCI and	retained
(dollars in thousands)	income (loss)	declared	(used) retained	infusion	stock	other changes	(used)
2013	$7,122	$(2,602)	$4,520	$1,479	$-	$1,115	$7,114
2012	4,902	(2,283)	2,619	1,342	-	1,361	5,322
2011	5,045	(2,210)	2,835	1,284	-	2,731	6,850
2010	(3,204)	(2,137)	(5,341)	1,056	-	5,384	1,099
2009	(1,400)	(2,078)	(3,478)	864	(57)	(615)	(3,286)

As of December 31, 2013, the Company reported a net unrealized gain position of $1.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2012.  During the fourth quarter of 2013, the Company sold its portfolio of pooled trust preferred securities (PreTSLs), that was recorded at a net unrealized loss of $3.0 million, net of tax, at December 31, 2012, and recognized a $2.9 million gain on the sale.  Excluding the $3.0 million unrealized loss, the net unrealized gain declined almost $2.0 million from December 31, 2012 to December 31, 2013.  Management believes that volatility in fair value of the Company’s securities is due to changes in interest rates and not deterioration in the creditworthiness of the issuers.  When, U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  With the yield curve slowly increasing at the mid- to long-range, the Company expects pricing in the bond portfolio to continue to decline.  Bond prices move inversely to the movement of interest rates.  As such, there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans.  These two plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to our loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position has achieved sufficient levels.

See the section entitled “Supervision and Regulation”, below for a discussion on regulatory capital changes and other recent enactments, including a summary of the recently issued federal banking agencies final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits and repurchase agreements, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB)  and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions and the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing cash flow from mortgage loans and mortgage-backed securities to decrease.  Rising interest rates may also cause deposit inflow to accelerate but priced at higher market interest rates.  Rising rates may also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company utilizes a contingency funding plan (CFP) that sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  To accomplish this, the Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The Company’s CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of December 31, 2013 the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the twelve months ended December 31, 2013, the Company used $8.6 million of cash.  During the period, the Company grew its loan portfolio from net sales of loans HFS proceeds, growth in deposits, and net cash inflow from scheduled maturity, prepayment and sales of investment securities, operations and available cash on hand.  The growth in the loan portfolio occurred in all sectors with the commercial portfolio leading the growth.  The Company expects to continue ot grow the commercial loan portfolio in 2014 using growth in deposits, repos and operations.  The seasonal nature of deposit balances from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

As of December 31, 2013, the Company maintained $13.2 million in cash and cash equivalents and $98.2 million of investments AFS and loans HFS.  Also as of December 31, 2013, the Company had approximately $159.4 million available to borrow from the FHLB, $21.0 million from correspondent banks, $27.6 million from the FRB and $32.0 million from the CDARS program.  The combined total of $351.4 million represented 56% of total assets at December 31, 2013.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2013, the Company maintained a one-year cumulative gap of positive (asset sensitive) $76.4 million, or 12%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2013:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$45	$-	$-	$13,173	$13,218
Investment securities (1)(2)	4,050	9,506	23,077	63,430	100,063
Loans and leases(2)	178,222	64,573	111,038	116,300	470,133
Fixed and other assets	-	10,402	-	30,009	40,411
Total assets	$182,317	$84,481	$134,115	$222,912	$623,825
Total cumulative assets	$182,317	$266,798	$400,913	$623,825

Non-interest-bearing transaction deposits (3)	$-	$12,305	$33,778	$76,836	$122,919
Interest-bearing transaction deposits (3)	94,590	18,904	122,245	57,341	293,080
Certificates of deposit	12,696	43,309	49,075	8,619	113,699
Repurchase agreements	6,170	-	-	-	6,170
Short-term borrowings	2,472	-	-	-	2,472
Long-term debt	-	-	16,000	-	16,000
Other liabilities	-	-	-	3,425	3,425
Total liabilities	$115,928	$74,518	$221,098	$146,221	$557,765
Total cumulative liabilities	$115,928	$190,446	$411,544	$557,765

Interest sensitivity gap	$66,389	$9,963	$(86,983)	$76,691
Cumulative gap	$66,389	$76,352	$(10,631)	$66,060

Cumulative gap to total assets	10.6%	12.2%	-1.7%	10.6%

(1)     Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.

(2)Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.  In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization.  For amortizing loans and MBS – GSE residential, annual prepayment rates are assumed reflecting historical experience as well as management’s knowledge and experience of its loan products.

(3)The Company’s demand and savings accounts were generally subject to immediate withdrawal.  However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.  The effective maturities presented are the recommended maturity distribution limits for non-maturing deposits based on historical deposit studies.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2013 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2013 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	6.7%	(2.5)%
Net income	19.2	(7.0)
Economic value at risk:
Economic value of equity	(13.7)	(5.6)
Economic value of equity as a percent of total assets	(1.6)	(0.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2013, the Company’s risk-based capital ratio was 15.2%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2014, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$22,716	$1,417	6.7%
+100 basis points	21,839	540	2.5
Flat rate	21,299	-	-
-100 basis points	21,180	(119)	(0.6)
-200 basis points	20,774	(525)	(2.5)

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

The Company is in the process of assessing the impact of these changes on its regulatory ratios and on its capital, operations, liquidity and earnings.

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

Consumer Financial Protection Bureau.  Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios.  Though the national economy has shown signs of improvement, the local operating environment continues to be challenging.   Short-term interest rates have been at or near historic lows and we expect them to remain low for the near-term.  Long-term interest rates moved higher during the second half of 2013 and are higher than a year ago, but have been somewhat volatile over the past few months.  The national prime rate has held steady at 3.25% for several years.   The local employment statistics continue to trail the national figures both remaining stubbornly high.  Softness persists in the residential housing market and competition for commercial loans is fierce.

In addition to the challenging economic environment, regulatory oversight has changed significantly in recent years.  As described in more detail in “supervision and regulation” section above,  the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The rules revise the quantity and quality of required minimum risk-based and leverage capital requirements and revise the calculation of risk-weighted assets.

The Company is prepared to face the challenges ahead.  Progress in the improvement in asset quality will not wane.  Our conservative approach to loan underwriting will help keep non-performing assets at bay.  The Company will avail itself to the positively sloped yield curve by prudently taking on interest rate risk to enhance financial performance.  We will grow commercial loans and business sector non-interest bearing deposits to stabilize of improve margin and we will continue to prepare for the  phase-in of the new regulatory standards and related rules promulgated by the Dodd-Frank Act.

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Wilkes-Barre, Pennsylvania

March 18, 2014

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2013	2012

Assets:
Cash and due from banks	$13,197	$12,657
Interest-bearing deposits with financial institutions	21	9,189

Total cash and cash equivalents	13,218	21,846

Available-for-sale securities	97,246	100,441
Held-to-maturity securities	177	289
Federal Home Loan Bank stock	2,640	2,624
Loans and leases, net (allowance for loan losses of
$8,928 in 2013; $8,972 in 2012)	469,216	424,584
Loans held-for-sale (fair value $937 in 2013, $10,824 in 2012)	917	10,545
Foreclosed assets held-for-sale	2,086	1,607
Bank premises and equipment, net	13,602	14,127
Cash surrender value of bank owned life insurance	10,402	10,065
Accrued interest receivable	2,068	1,985
Other assets	12,253	13,412

Total assets	$623,825	$601,525

Liabilities:
Deposits:
Interest-bearing	$406,779	$388,625
Non-interest-bearing	122,919	126,035

Total deposits	529,698	514,660

Accrued interest payable and other liabilities	3,425	3,863
Short-term borrowings	8,642	8,056
Long-term debt	16,000	16,000

Total liabilities	557,765	542,579

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,391,617 in 2013; and
2,323,248 in 2012)	25,302	23,711
Retained earnings	39,519	34,999
Accumulated other comprehensive income	1,239	236

Total shareholders' equity	66,060	58,946

Total liabilities and shareholders' equity	$623,825	$601,525

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(dollars in thousands except per share data)	2013	2012	2011
Interest income:
Loans and leases:
Taxable	$21,344	$21,237	$22,420
Nontaxable	474	462	486
Interest-bearing deposits with financial institutions	22	65	101
Investment securities:
U.S. government agency and corporations	732	944	1,328
States and political subdivisions (nontaxable)	1,197	1,212	1,203
Other securities	83	73	64
Federal funds sold	1	1	1
Total interest income	23,853	23,994	25,603
Interest expense:
Deposits	2,081	2,439	3,672
Securities sold under repurchase agreements	22	32	52
Other short-term borrowings and other	12	1	1
Long-term debt	853	882	1,036
Total interest expense	2,968	3,354	4,761
Net interest income	20,885	20,640	20,842
Provision for loan losses	2,550	3,250	1,800
Net interest income after provision for loan losses	18,335	17,390	19,042
Other income:
Service charges on deposit accounts	1,863	1,787	1,777
Interchange fees	1,222	1,090	972
Fees from trust fiduciary activities	630	611	420
Fees from financial services	558	519	556
Service charges on loans	899	1,022	721
Fees and other revenue	472	357	325
Earnings on bank-owned life insurance	337	325	315
Gain (loss) on sale, recovery, or disposal of:
Loans	1,402	1,766	799
Investment securities	3,168	328	63
Premises and equipment	(10)	(17)	(2)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	(61)	(259)	(519)
Non-credit-related losses on investment securities not expected
to be sold (recognized in other comprehensive income (loss))	61	123	273
Net impairment losses on investment securities	-	(136)	(246)
Total other income	10,541	7,652	5,700
Other expenses:
Salaries and employee benefits	9,363	9,104	8,786
Premises and equipment	3,345	3,448	3,633
Advertising and marketing	1,223	1,179	1,003
Professional services	1,303	1,305	1,289
FDIC assessment	464	505	617
Loan collection	514	609	610
Other real estate owned	603	313	115
Office supplies and postage	461	429	426
Automated transaction processing	590	404	338
Other	1,253	1,285	1,235
Total other expenses	19,119	18,581	18,052
Income before income taxes	9,757	6,461	6,690
Provision for income taxes	2,635	1,559	1,645
Net income	$7,122	$4,902	$5,045
Per share data:
Net income - basic	$3.03	$2.14	$2.28
Net income - diluted	$3.02	$2.14	$2.28
Dividends	$1.10	$1.00	$1.00

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2013	2012	2011

Net income	$7,122	$4,902	$5,045

Other comprehensive income, before tax:
Unrealized holding (loss) gain on available-for-sale
securities	(946)	1,724	3,626
Reclassification adjustment for net gains realized in
income	(63)	(328)	(63)
Net impairment losses on investment securities	-	136	246
Net unrealized (loss) gain	(1,009)	1,532	3,809
Tax effect	343	(521)	(1,295)
Unrealized (loss) gain , net of tax	(666)	1,011	2,514
Non-credit-related impairment gain on
investment securities not expected to be sold	5,634	507	292
Reclassification adjustment for net gains realized in income	(3,105)	-	-
Net non-credit-related impairment gain on investment securities	2,529	507	292
Tax effect	(860)	(172)	(99)
Non-credit-related impairment gain on investment securities, net of tax	1,669	335	193
Other comprehensive income, net of tax	1,003	1,346	2,707
Total comprehensive income, net of tax	$8,125	$6,248	$7,752

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2013, 2012 and 2011
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2010	2,178,028	$21,046	$29,545	$(3,817)	$46,774
Net income			5,045		5,045
Other comprehensive income				2,707	2,707
Issuance of common stock through Employee Stock
Purchase Plan	4,801	67			67
Issuance of common stock through Dividend
Reinvestment Plan	71,713	1,217			1,217
Stock-based compensation expense		24			24
Cash dividends declared			(2,210)		(2,210)
Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Net income			4,902		4,902
Other comprehensive income				1,346	1,346
Issuance of common stock through Employee Stock
Purchase Plan	3,874	67			67
Issuance of common stock through Dividend
Reinvestment Plan	64,832	1,275			1,275
Stock-based compensation expense		15			15
Cash dividends declared			(2,283)		(2,283)
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			7,122		7,122
Other comprehensive income				1,003	1,003
Issuance of common stock through Employee Stock
Purchase Plan	4,256	78			78
Issuance of common stock through Dividend
Reinvestment Plan	63,979	1,401			1,401
Issuance of common stock from vested restricted
share grants through stock compensation plans	134
Stock-based compensation expense		112			112
Cash dividends declared			(2,602)		(2,602)
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2013	2012	2011

Cash flows from operating activities:
Net income	$7,122	$4,902	$5,045
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,323	3,473	3,242
Provision for loan losses	2,550	3,250	1,800
Deferred income tax expense (benefit)	6,166	(452)	(115)
Stock-based compensation expense	112	15	24
Proceeds from sale of loans held-for-sale	83,928	83,766	46,359
Originations of loans held-for-sale	(70,436)	(85,293)	(45,096)
Earnings on bank-owned life insurance	(337)	(325)	(315)
Net gain from sales of loans	(1,402)	(1,766)	(799)
Net gain from sales of investment securities	(2,979)	(251)	(49)
Net loss on sale and write-down of foreclosed assets held-for-sale	418	160	20
Loss on disposal of equipment	10	17	2
Other-than-temporary impairment on securities	-	136	246
Change in:
Accrued interest receivable	(89)	69	130
Other assets	(4,928)	(297)	591
Accrued interest payable and other liabilities	(398)	(2,860)	3,996

Net cash provided by operating activities	23,060	4,544	15,081

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from maturities, calls and principal pay-downs	112	100	101
Available-for-sale securities:
Proceeds from sales	17,651	3,571	2,757
Proceeds from maturities, calls and principal pay-downs	25,684	32,542	30,722
Purchases	(37,109)	(27,751)	(55,964)
(Increase ) decrease FHLB stock	(16)	1,076	843
Net (increase) decrease in loans and leases	(52,956)	(34,955)	1,798
Acquisition of bank premises and equipment	(1,038)	(1,979)	(418)
Proceeds from sale of foreclosed assets held-for-sale	1,483	1,067	891

Net cash used by investing activities	(46,189)	(26,329)	(19,270)

Cash flows from financing activities:
Net increase (decrease) in deposits	15,038	(1,142)	33,354
Net increase (decrease) in short-term borrowings	586	(1,452)	959
Repayment of long-term debt	-	(5,000)	-
Proceeds from employee stock purchase plan participants	78	67	67
Dividends paid, net of dividends reinvested	(1,596)	(1,493)	(1,478)
Proceeds from dividend reinvestment plan participants	395	486	485

Net cash provided (used) by financing activities	14,501	(8,534)	33,387

Net (decrease) increase in cash and cash equivalents	(8,628)	(30,319)	29,198

Cash and cash equivalents, beginning	21,846	52,165	22,967

Cash and cash equivalents, ending	$13,218	$21,846	$52,165

See notes to consolidated financial statements

FIDELITY D & D BANCORP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2013, 2012 or 2011.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt and equity securities classified as neither held-to-maturity nor trading and are reported at fair value.  Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  Unrealized holding gains and losses, including non-credit-related other-than-temporary impairment (OTTI), on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized.  The net unrealized holding gains and losses are a component of accumulated other comprehensive income.  Gains and losses from sales of securities AFS are determined using the specific identification method.  Credit-related OTTI is recorded as a reduction of the amortized cost of the impaired security.  Net gains and losses from sales and recoveries of securities and credit-related OTTI are recorded as components of other income in the consolidated statements of income.

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

AUTOMOBILE LEASING

Financing of automobiles, provided to customers under lease arrangements of varying terms, are accounted for as direct finance leases.  Interest on automobile direct finance leasing is determined using the interest method.  Generally, the interest method is used to arrive at a level effective yield over the life of the lease.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses.  The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment.  Management applies two primary components during the loan review process to determine proper allowance levels; a specific loan loss allocation for loans that are deemed impaired; and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio.  Delinquencies, changes in lending policies and local economic conditions are some of the items used for the qualitative factor adjustments.  Loans considered uncollectible are charged against the allowance.  Recoveries on loans previously charged off are added to the allowance.

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

Consumer loans:  The Company offers home equity installment loans and lines of credit.  Risks associated with loans secured by residential properties are generally lower than commercial real estate loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is considered the greatest risk to repayment.  The Company also offers a variety of loans to individuals for personal and household purposes.  These loans are generally considered to have greater risk than mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Residential mortgage loans:  Residential mortgages are secured by a first lien position of the borrower’s residential real estate.  These loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio.  Residential mortgages have terms up to thirty years with amortizations varying from 10 to 30 years.  The majority of the loans are underwritten according to FNMA and/or FHLB standards.

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

FORECLOSED ASSETS HELD-FOR-SALE

Foreclosed assets held-for-sale are carried at the lower of cost or fair value less cost to sell.  Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses.  Routine holding costs, gains and losses from sales, write-downs for subsequent declines in value and any rental income received are recognized net, as a component of other real estate owned expense in the consolidated statements of income.  Gains or losses are recorded when the properties are sold.

STOCK PLANS

The Company has two stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement accounting principles, which requires the cost of share-based payment transactions be recognized in the financial statements.  The stock-based compensation accounting guidance requires that compensation cost for stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  Compensation cost is recognized on a straight-line basis over the requisite service period.  When granting stock options, the Company uses the Black-Sholes option pricing model to determine their estimated fair value on the date of grant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments, as listed below, approximates their fair value.  These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand :

•	Cash and cash equivalents;
•	Non-interest bearing deposit accounts;
•	Savings, interest-bearing checking and money market accounts and
•	Short-term borrowings.

Securities:  With the exception of pooled trust preferred securities, fair values on investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  The fair values of pooled trust preferred securities were determined based on a present value technique (income valuation).

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

For the years ended December 31, 2013, 2012, and 2011, the Company paid interest of $3.0 million, $3.5 million and $4.9 million, respectively.  For the years ended December 31, 2013, 2012, and 2011, the Company paid income taxes of $1.3 million, $2.2 million and $1.6 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $2.4 million, $1.8 million and $0.8 million in 2013, 2012, and 2011, respectively.  Transfers from loans to loans held-for-sale amounted to $3.7 million, $3.6 million and $5.3 million in 2013, 2012 and 2011, respectively.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2012 and 2011 financial statements to conform to the 2013 presentation.

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2013 and 2012 were $0.9 million and $1.0 million, respectively.

Deposits with any one financial institution are insured up to $250,000.  From time-to-time, the Company may maintain cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated other comprehensive income (loss) as of and for the periods indicated:

As of and for the year ended December 31, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$1,905	$(1,669)	$236

Other comprehensive (loss) income before reclassifications	(624)	3,718	3,094

Amounts reclassified from accumulated other
comprehensive income	(42)	(2,049)	(2,091)
Net current-period other comprehensive (loss) income	(666)	1,669	1,003
Ending balance	$1,239	$-	$1,239

In the table above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other	Amount reclassified from
comprehensive income components	accumulated other	Affected line item in the statement
(dollars in thousands)	comprehensive income	where net income is presented
For the year ended December 31, 2013

Unrealized gains on AFS securities	$3,168	Gain on sale, recovery, or disposal of investment securities
	-	Net impairment losses on investment securities
	3,168	Income before income taxes
	(1,077)	Provision for income taxes
Total reclassifications for the period	$2,091	Net income

4.INVESTMENT SECURITIES

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2013
Held-to-maturity securities:
MBS - GSE residential	$177	$18	$-	$195

Available-for-sale securities:
Agency - GSE	$14,667	$8	$74	$14,601
Obligations of states and
political subdivisions	32,269	912	570	32,611
MBS - GSE residential	48,137	1,476	104	49,509

Total debt securities	95,073	2,396	748	96,721

Equity securities - financial services	295	230	-	525

Total available-for-sale securities	$95,368	$2,626	$748	$97,246

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2012
Held-to-maturity securities:
MBS - GSE residential	$289	$31	$-	$320

Available-for-sale securities:
Agency - GSE	$17,651	$102	$13	$17,740
Obligations of states and
political subdivisions	26,979	2,879	1	29,857
Corporate bonds:
Pooled trust preferred securities	6,323	185	4,683	1,825
MBS - GSE residential	48,836	1,761	44	50,553

Total debt securities	99,789	4,927	4,741	99,975

Equity securities - financial services	295	171	-	466

Total available-for-sale securities	$100,084	$5,098	$4,741	$100,441

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2013 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$177	$195

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,001	$2,008
Due after one year through five years	5,116	5,103
Due after five years through ten years	9,555	9,541
Due after ten years	30,264	30,560

Total debt securities	46,936	47,212

MBS - GSE residential	48,137	49,509

Total available-for-sale debt securities	$95,073	$96,721

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

Gross realized gains and losses from sales, determined using specific identification, and recoveries of previously charged-off pooled trust preferred (PreTSL) securities for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2013	2012	2011

Gross realized gain	$4,314	$251	$58
Gross realized loss	(1,335)	-	(8)
Recovery of previously charged-off PreTSLs	189	77	13
Net gain	$3,168	$328	$63

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2013
Agency - GSE	$11,592	$74	$-	$-	$11,592	$74
Obligations of states and political subdivisions	10,148	570	-	-	10,148	570
MBS - GSE residential	11,703	83	3,052	21	14,755	104
Total temporarily impaired securities	$33,443	$727	$3,052	$21	$36,495	$748
Number of securities	38		2		40

December 31, 2012
Agency - GSE	$1,017	$13	$-	$-	$1,017	$13
Obligations of states and political subdivisions	281	1	-	-	281	1
Corporate bonds:
Pooled trust preferred securities	-	-	1,639	4,683	1,639	4,683
MBS - GSE residential	6,214	44	-	-	6,214	44
Total temporarily impaired securities	$7,512	$58	$1,639	$4,683	$9,151	$4,741
Number of securities	5		8		13

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

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt and equity securities.  The guidance set forth in the pronouncements requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be to maturity and other factors when evaluating for the existence of OTTI.  The guidance requires that credit-related OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt and equity securities.

For all security types, as of December 31, 2013, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s portfolios of Agency – Government Sponsored Enterprise (GSE), Mortgage-backed securities (MBS) – GSE residential and Obligations of states and political subdivisions.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- and medium-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed- and adjustable, have varying short- to long term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

In the above security types, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of December 31, 2013, recognition of OTTI on these securities was unnecessary.

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

Unrealized losses in the pooled trust preferred securities (PreTSLs) were caused mainly by: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads and (3) illiquidity in the market.  The Company’s review of its portfolio of pooled trust preferred securities determined that in 2012 credit-related OTTI be recorded on two holdings, both of which were contained in the Company’s AFS securities portfolio.  The losses were caused by credit quality downgrades on the underlying collateral, including the collateral of four banks deferring interest payments and one bank fully redeeming which removed all future earnings cash flow.  There was no credit-related OTTI required to be recognized in 2013.  During the fourth quarter of 2013, the Company sold  its entire investment of PreTSLs at a net gain of $2.9 million.

The following table summarizes the amount of credit-related OTTI recognized in earnings during the periods indicated:

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Pooled trust preferred securities:
PreTSL IV, Mezzanine	$-	$-	$35
PreTSL IX, B1, B3	-	18	-
PreTSL XVIII, C	-	118	-
PreTSL XIX, C	-	-	136
PreTSL XXIV, B1	-	-	75
Total	$-	$136	$246

The cumulative amount of credit-related OTTI recognized in earnings was $15.4 million at December 31, 2012.  There was no credit-related OTTI recognized in earning during 2013.

As noted above, the company sold its entire investment of PreTSLs during the fourth quarter of 2013.  The following discussion relates to 2012 and all interim periods in the current year leading up to the time the portfolio was sold.  To determine credit-related OTTI, the Company analyzed the collateral of each individual tranche within each of the remaining original 13 pools in the Company’s portfolio of PreTSLs that had an amortized cost basis.  The Company engaged a third party structured finance firm to: review the underlying collateral of each PreTSL; research trustee reports to update relevant data and credit ratings of the underlying collateral; project default rates and cash flows of the collateral and simulate 10,000 Monte Carlo time-to-default scenarios to arrive at the single best estimate of future cash flow for each tranche.

The sub-topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 provide the scope, steps and accounting guidance for impairment: 1) determine whether an investment is impaired; 2) evaluate whether impairment is other-than-temporary; then 3) recognition of OTTI.  The guidance in ASC 320 retains and emphasizes the objective of OTTI assessment and the related disclosure requirements by aligning the OTTI methodology for certain securitizations.  ASC 325 provides a scope exception for investments that were considered of high credit quality (i.e. rated “AA” or higher) at the time of acquisition.  The application of the guidance contained in ASC 320 was used for two investments considered of high credit quality and ASC 325 was used for the remaining securities.  In summary, the quarterly evaluations indicated there was no significant adverse change in cash flows in the securities. As a result, there was no credit related OTTI recorded during the year ended December 31, 2013.

The guidance prescribed in ASC 320 was used for investments that, upon purchase, were rated of high credit quality, “AA” or higher, by a nationally recognized statistical rating organization.  The Company had two PreTSLs (XXIV and XXVII) that were of high credit quality, “AA” rated, upon acquisition.  PreTSL XXVII evaluation proved a high probability that the Company would be able to collect all amounts due, both principal and interest, by maturity and thus, determined the impairment was temporary.  PreTSL XXIV was evaluated under ASC 320 to determine if the Company expected to recover the remaining amortized cost basis and whether OTTI was deemed to have occurred.  An adverse change or short-fall in the expected cash flows compared to the amortized cost would be recorded as credit-related OTTI.  To assess the likelihood of recoverability, the present value of the best estimate of future cash flows was compared to the amortized cost.  In this situation, the discount rate used was the interest rate implicit in the security at the date of acquisition.  The application of the guidance on this security did not result in an adverse change in cash flows when compared to the last measurement date and therefore, no credit related OTTI was recorded during 2013 or 2012.  There was $75 thousand in credit related OTTI recorded on these holdings in 2011.

The remaining PreTSLs were rated “A” by a nationally recognized statistical rating organization at the date of acquisition and as such are considered beneficial interests of securitized financial assets.  For those securities, the Company applied the guidance of ASC 325.  Under this and other relevant guidance, if the fair value is below amortized cost and the present value of the best estimate of future cash flows declines significantly, evidencing a probable material adverse change in cash flows since the last measurement date, credit related OTTI was deemed to exist and written down to the determined present value through a charge to current earnings.  The discount rate used under ASC 325 was the yield to accrete beneficial interest, which is representative of the resulting interest from the total gross estimated future cash flows less the current amortized cost.  In applying the guidance to the remaining securities, none of the securities measured an adverse change in cash flows during 2013 and therefore no credit related OTTI had been recorded in 2013 compared to a total of $0.1 million recognized in 2012 all of which pertained to cash flow analyses performed during the first half of the year and $0.2 million recognized in 2011.

The following table is the composition of the Company’s pooled trust preferred securities on non-accrual status as of the period indicated:

		As of December 31,
(dollars in thousands)		2013		2012
		Book	Fair	Book	Fair
Deal	Class	value	value	value	value
Pre TSL V	Mezzanine	$-	$-	$-	$27
Pre TSL VII	Mezzanine	-	-	-	125
Pre TSL IX	B-1,B-3	-	-	1,507	630
Pre TSL XI	B-3	-	-	1,053	305
Pre TSL XV	B-1	-	-	-	33
Pre TSL XVIII	C	-	-	167	-
Pre TSL XIX	C	-	-	316	-
Pre TSL XXIV	B-1	-	-	407	12
		$-	$-	$3,450	$1,132

The securities included in the above table had experienced impairment of principal and interest was “paid-in-kind”.  When these two conditions existed, the security was placed on non-accrual status.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2013 and 2012 are summarized as follows:

(dollars in thousands)	2013	2012

Commercial and industrial	$74,551	$65,110
Commercial real estate:
Non-owner occupied	89,255	81,998
Owner occupied	86,294	80,509
Construction	10,765	10,679
Consumer:
Home equity installment	34,480	32,828
Home equity line of credit	36,836	34,169
Auto loans and leases	22,261	17,411
Other	5,205	6,139
Residential:
Real estate	110,365	96,765
Construction	8,188	7,948
Total	478,200	433,556
Less:
Allowance for loan losses	(8,928)	(8,972)
Unearned lease revenue	(56)	-

Loans and leases, net	$469,216	$424,584

Net deferred loan costs of $1.1 million and $1.0 million have been added to the carrying values of loans at December 31, 2013 and 2012, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $250.2 million and $214.7 million as of December 31, 2013 and 2012.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

	As of December 31,
(dollars in thousands)	2013	2012

Commercial and industrial	$62	$18

Commercial real estate:

Non-owner occupied	1,518	1,884
Owner occupied	1,422	5,031
Construction	635	1,123

Consumer:

Home equity installment	393	1,306
Home equity line of credit	254	381
Auto loans and leases	12	-
Other	22	48

Residential:

Real estate	1,350	2,330

Total	$5,668	$12,121

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of December 31, 2013, total TDRs amounted to $2.0 million, of which $1.0 million were on non-accrual status, compared to $2.2 million and $1.1 million, respectively as of December 31, 2012.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the twelve months ended December 31, 2013.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2013	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$111	$212	$69	$392	$74,159	$74,551	$7
Commercial real estate:
Non-owner occupied	484	35	1,518	2,037	87,218	89,255	-
Owner occupied	1,714	545	1,422	3,681	82,613	86,294	-
Construction	-	-	635	635	10,130	10,765	-
Consumer:
Home equity installment	229	72	393	694	33,786	34,480	-
Home equity line of credit	-	114	275	389	36,447	36,836	21
Auto loans and leases	165	14	23	202	22,003	22,205	11
Other	52	23	22	97	5,108	5,205	-
Residential:
Real estate	158	1,340	1,466	2,964	107,401	110,365	116
Construction	-	-	-	-	8,188	8,188	-
Total	$2,913	$2,355	$5,823	$11,091	$467,053	$478,144	$155

* Includes $5.7 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2012	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$676	$15	$254	$945	$64,165	$65,110	$236
Commercial real estate:
Non-owner occupied	-	141	1,884	2,025	79,973	81,998	-
Owner occupied	208	282	5,439	5,929	74,580	80,509	408
Construction	-	-	1,123	1,123	9,556	10,679	-
Consumer:
Home equity installment	216	132	1,325	1,673	31,155	32,828	19
Home equity line of credit	-	66	381	447	33,722	34,169	-
Auto	459	30	16	505	16,906	17,411	16
Other	48	4	65	117	6,022	6,139	17
Residential:
Real estate	99	544	3,357	4,000	92,765	96,765	1,027
Construction	-	-	-	-	7,948	7,948	-
Total	$1,706	$1,214	$13,844	$16,764	$416,792	$433,556	$1,723

* Includes $12.1 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.  As of December 31, 2013 and 2012, impaired loans consisted of non-accrual loans and TDRs.

At December  31, 2013, impaired loans consisted of accruing TDRs totaling $1.0 million and $5.7 million of non-accrual loans.  At December 31, 2012, impaired loans consisted of accruing TDRs totaling $1.1 million and $12.1 million of non-accrual loans.  As of December 31, 2013 and 2012, the non-accrual loans included non-accruing TDRs of $1.0 million and $1.1 million, respectively.   Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2013
Commercial & industrial	$134	$64	$33	$97	$31	$80	$2	$-
Commercial real estate:
Non-owner occupied	2,146	174	1,827	2,001	27	2,173	31	78
Owner occupied	2,136	622	1,327	1,949	90	3,203	36	-
Construction	1,024	-	635	635	-	903	-	-
Consumer:
Home equity installment	501	125	268	393	23	723	37	-
Home equity line of credit	340	-	254	254	-	355	2	-
Auto loans and leases	12	12	-	12	1	5	-	-
Other	22	-	22	22	-	29	-	-
Residential:
Real Estate	1,511	437	913	1,350	110	1,682	71	-
Construction	-	-	-	-	-	-	-	-
Total	$7,826	$1,434	$5,279	$6,713	$282	$9,153	$179	$78

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2012
Commercial & industrial	$52	$8	$52	$60	$4	$275	$4	$-
Commercial real estate:
Non-owner occupied	2,431	957	1,420	2,377	233	4,172	152	20
Owner occupied	5,940	4,500	1,099	5,599	1,230	7,292	121	-
Construction	1,123	210	913	1,123	194	941	-	-
Consumer:
Home equity installment	1,480	524	782	1,306	38	1,023	-	-
Home equity line of credit	435	144	237	381	31	482	-	-
Auto	-	-	-	-	-	1	-	-
Other	102	16	32	48	8	36	-	-
Residential:
Real Estate	2,688	564	1,766	2,330	76	2,342	17	-
Construction	-	-	-	-	-	44	-	-
Total	$14,251	$6,923	$6,301	$13,224	$1,814	$16,608	$294	$20

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

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt.  The collateral pledged may be lacking in quality or quantity.  Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth.  The payment history indicates chronic delinquency problems.  Management is considered to be weak.  There is a distinct possibility that the Company may sustain a loss.  All loans on non-accrual are rated substandard.  Other loans that are included in the substandard category can be accruing, as well as loans that are current or past due.  Loans 90 days or more past due, unless otherwise fully supported, are classified substandard.  Also, borrowers that are bankrupt or have loans categorized as troubled debt restructures can be graded substandard.

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Pass	$71,122	$61,821	$78,069	$72,738	$82,975	$73,922	$9,026	$8,094

Special mention	2,244	2,221	2,734	3,520	656	222	1,037	1,422

Substandard	1,185	1,068	8,452	5,740	2,663	6,365	702	1,163

Doubtful	-	-	-	-	-	-	-	-

Total	$74,551	$65,110	$89,255	$81,998	$86,294	$80,509	$10,765	$10,679

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Performing	$34,087	$31,503	$36,561	$33,788	$22,182	$17,395	$5,183	$6,074

Non-performing	393	1,325	275	381	23	16	22	65

Total	$34,480	$32,828	$36,836	$34,169	$22,205	$17,411	$5,205	$6,139

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	12/31/2013	12/31/2012	12/31/2013	12/31/2012

Performing	$108,899	$93,408	$8,188	$7,948

Non-performing	1,466	3,357	-	-

Total	$110,365	$96,765	$8,188	$7,948

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	identification of specific loans that are not impaired, but have an identified potential for loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
▪	application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.
▪	qualitative factor adjustments include:
o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies, procedures and practices;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

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

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets monthly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due in payment.  The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

During the fourth quarter of 2013, the Company changed its methodology to determine historical loss percentages.  Prior to the fourth quarter of 2013 the Company used a two-year average that was calculated annually.  During the fourth quarter of 2013, the Company changed to a trailing twelve-quarter average to determine historical loss percentages.  Management  determined that utilizing a trailing twelve-quarter average minimizes the impact of certain anomalies caused by irregular occurrences such as infrequent large loan charge offs.  Analyzing historical loss data over a longer period provides a more accurate measurement of factors to be used in estimating future loan loss estimates.  The Company will use this new averaging convention in future quarterly interim periods.

In addition, during the fourth quarter of 2013, the Company changed its methodology used to calculate the allowance for loan losses from the methodology used in the first three quarters of 2013 and all of 2012.  Beginning in the fourth quarter of 2013, certain loans were eliminated from the allowance for loan loss calculation.  The loans eliminated include the following:  the guaranteed portion of all commercial loans that carry a guarantee by the Small Business Administration and loans in all loan categories that are fully secured by cash collateral.  Management has determined that these loans have very little risk of not being fully collected.  Therefore, upon origination, these loans have been eliminated from allowance for loan loss calculations.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	2,091	400	218	-	2,765
Recoveries	30	30	110	1	-	171
Provision	48	1,406	133	327	636	2,550
Ending balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Ending balance: individually
evaluated for impairment	$31	$117	$24	$110		$282
Ending balance: collectively
evaluated for impairment	$913	$4,136	$1,458	$1,503		$8,010
Loans Receivables:
Ending balance	$74,551	$186,314	$98,726	$118,553		$478,144
Ending balance: individually
evaluated for impairment	$97	$4,585	$681	$1,350		$6,713
Ending balance: collectively
evaluated for impairment	$74,454	$181,729	$98,045	$117,203		$471,431

As of and for the year ended December 31, 2012
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$1,221	$3,979	$1,435	$1,051	$422	$8,108
Charge-offs	185	1,335	737	231	-	2,488
Recoveries	26	46	30	-	-	102
Provision	(140)	2,218	911	683	(422)	3,250
Ending balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Ending balance: individually
evaluated for impairment	$4	$1,657	$77	$76		$1,814
Ending balance: collectively
evaluated for impairment	$918	$3,251	$1,562	$1,427		$7,158
Loans Receivables:
Ending balance	$65,110	$173,186	$90,547	$104,713		$433,556
Ending balance: individually
evaluated for impairment	$60	$9,099	$1,735	$2,330		$13,224
Ending balance: collectively
evaluated for impairment	$65,050	$164,087	$88,812	$102,383		$420,332

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2013	2012

Land	$2,627	$2,463
Bank premises	11,682	11,497
Furniture, fixtures and equipment	9,500	9,620
Leasehold improvements	4,168	4,168

Total	27,977	27,748

Less accumulated depreciation and amortization	(14,375)	(13,621)

Bank premises and equipment, net	$13,602	$14,127

Depreciation expense, which includes amortization of leasehold improvements, was $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011.

In 2013 and 2012, the Company leased its Green Ridge, West Pittston, Peckville, Clarks Summit and Eynon branches and the former Scranton branch under the terms of operating leases.  Rental expense was $0.3 million in both 2013 and 2012, and $0.4 million in 2011.  The future minimum lease payments for the Company’s branch network as of December 31, 2013 are as follows:

(dollars in thousands)	Amount

2014	$218
2015	180
2016	181
2017	182
2018	182
2019 and thereafter	2,700

Total	$3,643

During 2009, the Company closed its Wyoming Ave., Scranton branch but continued to pay monthly lease payments under an operating lease agreement that expired during the first quarter of 2014.  To offset the expense related to the former

Scranton branch, the Company received rental income under a sublease agreement from an unrelated financial institution that also expired during the first quarter of 2014.  During 2014, the Company expects to begin construction and relocation of one of its branch offices.  The Company estimates to spend $1.6 million for design, construction and equipment with a targeted completion date of late in the fourth quarter of 2014.

7.DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2013 were as follows:

(dollars in thousands)	Amount	Percent
2014	$56,003	49.3%
2015	26,507	23.3
2016	22,568	19.8
2017	3,429	3.0
2018	3,076	2.7
2019 and thereafter	2,116	1.9

Total	$113,699	100.0%

Excluding $10.3 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $41.2 million and $41.8 million as of December 31, 2013 and 2012, respectively.  Certificates of deposit of $250,000 or more aggregated $15.7 million and $16.2 million at December 31, 2013 and 2012, respectively.

As of December 31, 2013, investment securities with a combined fair value of $96.9 million and letters of credit with a notional value of $0.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $27.0 million of the qualifying collateral to secure such deposits as of December 31, 2013 and the balance of $69.9 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

Short-term borrowings consisted of securities sold under agreements to repurchase, or repurchase agreements, in the amount of $6.2 million and $8.1 million as of December 31, 2013 and 2012, respectively and overnight borrowings of $2.5 million as of December 31, 2013. There were no overnight borrowings as of December 31, 2012.

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2013
Overnight borrowings	$10,544	$3,893	0.29%	0.27%
Repurchase agreements	21,653	11,629	0.19	0.14

Total	$32,197	$15,522

December 31, 2012
Overnight borrowings	$-	$55	0.41%	0.00%
Repurchase agreements	20,721	13,027	0.25	0.27

Total	$20,721	$13,082

December 31, 2011
Repurchase agreements	$20,912	$11,939	0.44%	0.26%
Demand note, U.S. Treasury	1,000	685	0.00	0.00

Total	$21,912	$12,624

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

The carrying value of the underlying qualified investment securities was approximately $20.2 million and $24.4 million at December 31, 2013 and 2012, respectively. The Company may be required to provide additional collateral based on the balance of the repurchase agreement and the fair value of the underlying securities.  When outstanding, the U. S. Treasury demand note is generally repaid within 1 to 90 days.

At December 31, 2013, the Company had approximately $159.4 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $27.6 million that it could borrow at the FRB.

9.LONG-TERM DEBT

Long-term debt consisted of a single advance from the FHLB in the amount of $16.0 million as of December 31, 2013 and 2012 that is scheduled to mature in 2016.  The debt is a convertible-select instrument that currently carries a 5.26% fixed-rate of interest.  The rate could adjust quarterly should market rates increase beyond the issue’s original strike rate.  The advance is secured by blanket liens on real estate and commercial and industrial loans with a combined weighted valuation, for collateral purposes, of $178.1 million as of September 30, 2013 that was the qualifying collateral in effect as of December 31, 2013.

Significant prepayment fees attached to the borrowing are a deterrent from paying off the high-cost advance.  However, in the event the underlying market rates rise above the rate currently paid on the borrowing, the rate will convert to a floating-rate instrument and the Company would have the option to repay or renegotiate the converted advance.  In February 2012, the Company paid off a $5.0 million, 3.61% advance that was scheduled to mature in the fourth quarter of 2013.  The Company incurred a prepayment fee of $0.2 million on the early payoff.

10.STOCK PLANS

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards, and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance.  The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  The Company’s stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors.  The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the Company’s common stock.  In return, the Company hopes to secure, retain and motivate the employees and directors who are responsible for the operation and the management of the affairs of the Company by aligning the interest of its employees and directors with the interest of its shareholders.  In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced the 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans), both of which expired in 2011.  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no options shall be granted after the plans’ tenth anniversary – or in the year 2022.  Previously issued and currently outstanding options under the 2000 stock incentive plans may be exercised pursuant to the terms of the stock option plans existing at the time of grant.  However, the outstanding options under the 2000 stock incentive plans may be cancelled and replaced with grants under the 2012 stock incentive plans.

In the 2012 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  Due to immateriality however, the entire expense, or $2 thousand, from shares granted in 2012 was recognized on the date of grant. There were no stock-based awards granted to employees under any of the Company’s stock compensation plans in 2011.

In the 2012 Director Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  There were no stock-based awards granted to directors under any of the Company’s stock compensation plans in 2012 and 2011.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2013 and 2012 under the 2012 stock incentive plans:

	2013			2012
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	8,000	$21.20	2 yrs - 50% per year	-	$-
Omnibus plan	6,000	21.20	4 yrs - 25% per year	151	21.50	1 year
Total	14,000	$21.20		151	$21.50

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans – restricted stock
	Director	Omnibus	Total
Balance at December 31, 2011	-	-	-
Granted	-	151	151
Forfeited	-	-	-
Issued	-	-	-
Balance at December 31, 2012	-	151	151
Granted	8,000	6,000	14,000
Forfeited	-	(1,017)	(1,017)
Issued	-	(134)	(134)
Balance at December 31, 2013	8,000	5,000	13,000

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of December 31, 2013, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $26.50 per share.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the years ended December 31, 2013 and 2012 and the unrecognized stock-based compensation expense as of December 31, 2013.  There was no unrecognized stock-based compensation expense as of December 31, 2012:

	Years ended December 31,
(dollars in thousands)	2013	2012
Stock-based compensation expense:
Director plan	$78	$-
Omnibus plan	24	2

Total stock-based compensation expense	$102	$2

As of
(dollars in thousands)	December 31, 2013
Unrecognized stock-based compensation expense:
Director plan	$91
Omnibus plan	82

Total unrecognized stock-based compensation expense	$173

The unrecognized stock-based compensation expense as of December 31, 2013 will be recognized ratably over the periods ended January 2015 and January 2017 for the Director Plan and the Omnibus Plan, respectively.

A summary of the status of the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual
	Options	price	term (years)
Outstanding and exercisable, December 31, 2010	26,980	$30.08	5.2
Granted	-	-
Exercised	-	-
Forfeited	(3,190)	33.18
Outstanding and exercisable, December 31, 2011	23,790	29.67	4.9
Granted	-	-
Exercised	-	-
Forfeited	(4,290)	34.09
Outstanding and exercisable, December 31, 2012	19,500	28.69	5.0
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding and exercisable, December 31, 2013	19,500	$28.69	4.0

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $34.09.

As of December 31, 2013, the intrinsic value for stock options with market prices that exceeded their strike price amounted to $450.  As of December 31, 2012 and 2011, no intrinsic value existed.

In addition to the two stock option plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  At December 31, 2013, 29,956 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  Therefore, the Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the years ended December 31, 2013, 2012 and 2011, compensation expense related to the ESPP approximated $10 thousand, $12 thousand and $24 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares; directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 500,000 shares of its un-issued capital stock for issuance under the DRP.  Until further notice and action of the Company’s board of directors, shares purchased directly from the Company via dividends paid through the DRP will be purchased at 90% of the fair market value as of the purchase date, as defined in the plan.  Shares purchased from the open  market will be purchased at 100% of the fair market value on the purchase date, as defined in the plan.  During the first quarter of 2014, the board of directors amended the DRP to eliminate the 10% purchase price discount to fair market on shares purchased directly from the Company with optional cash payments.  As of December 31, 2013, there were 432,415 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2013 and 2012.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2013, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2013, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2013, 2012 and 2011 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the Internal Revenue Service are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2013, 2012 or 2011.

The following temporary differences gave rise to the net deferred tax asset, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2013	2012
Deferred tax assets:
Other-than-temporary impairment on available-for-sale securities	$-	$5,212
Allowance for loan losses	3,035	3,051
Deferred interest from non-accrual assets	455	979
Other	247	170
Total	3,737	9,412

Deferred tax liabilities:
Loan fees and costs	(1,276)	(1,070)
Depreciation	(348)	(464)
Unrealized gains on available-for-sale securities	(639)	(121)
Mortgage loan servicing rights	(388)	(304)
Automobile leasing	(283)	-
Other	(34)	-
Total	(2,968)	(1,959)
Deferred tax asset, net	$769	$7,453

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2013	2012	2011

Current	$(3,531)	$2,011	$1,760
Deferred	6,166	(452)	(115)
Total provision for income taxes	$2,635	$1,559	$1,645

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2013	2012	2011
Expected provision at the statutory rate	$3,317	$2,197	$2,275
Tax-exempt income	(589)	(563)	(563)
Bank owned life insurance	(114)	(111)	(107)
Low income housing credits	(10)	(10)	(10)
Nondeductible interest expense	14	16	21
Nondeductible other expenses and other, net	17	30	29
Actual provision for income taxes	$2,635	$1,559	$1,645

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.3 million in 2013, 2012 and 2011.

13.FAIR VALUE MEASUREMENTS

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$13,218	$13,218	$13,218	$-	$-
Held-to-maturity securities	177	195	-	195	-
Available-for-sale securities	97,246	97,246	525	96,721	-
FHLB Stock	2,640	2,640	-	2,640	-
Loans and leases, net	469,216	467,381	-	-	467,381
Loans held-for-sale	917	937	-	937	-

Financial liabilities:
Deposit liabilities	529,698	529,968	-	529,968	-
Short-term borrowings	8,642	8,642	-	8,642	-
Long-term debt	16,000	17,904	-	17,904	-

December 31, 2012
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$21,846	$21,846	$21,846	$-	$-
Held-to-maturity securities	289	320	-	320	-
Available-for-sale securities	100,441	100,441	466	98,150	1,825
FHLB Stock	2,624	2,624	-	2,624	-
Loans, net	424,584	430,861	-	-	430,861
Loans held-for-sale	10,545	10,824	-	10,824	-

Financial liabilities:
Deposit liabilities	514,660	515,869	-	515,869	-
Short-term borrowings	8,056	8,056	-	8,056	-
Long-term debt	16,000	18,691	-	18,691	-

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,601	$-	$14,601	$-
Obligations of states and political
subdivisions	32,611	-	32,611	-
MBS - GSE residential	49,509	-	49,509	-
Equity securities - financial services	525	525	-	-
Total available-for-sale securities	$97,246	$525	$96,721	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,740	$-	$17,740	$-
Obligations of states and political
subdivisions	29,857	-	29,857	-
Corporate bonds:
Pooled trust preferred securities	1,825	-	-	1,825
MBS - GSE residential	50,553	-	50,553	-
Equity securities - financial services	466	466	-	-
Total available-for-sale securities	$100,441	$466	$98,150	$1,825

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Other than the Company’s investment in corporate bonds, consisting of pooled trust preferred securities, other debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the years ended December 31, 2013 and 2012, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The Company sold its entire position of the pooled trust preferred securities in the fourth quarter of 2013.  Prior to the date of sale, the Company’s pooled trust preferred securities included both observable and unobservable inputs to determine fair value and, therefore, were considered Level 3 inputs.  As a result of the sale, the Company did not have assets classified as Level 3 inputs as of December 31, 2013.  The accounting pronouncement related to fair value measurement provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity such as was the case with the Company’s investment in pooled trust preferred securities.

The following table presents and summarizes quantitative information about assets measured at fair value on a recurring basis whereby the Company uses Level 3 inputs to determine fair value:

Quantitative information about Level 3 fair value measurements as of December 31, 2012:
	Valuation	Fair		Unobservable	Input
(dollars in thousands)	technique	value		input	utilized
Available-for-sale securities:
Pooled trust preferred securities	discounted	$1,825	-	structural behavior	issuer specific
	cash flow		-	estimated probability of default	4.11% - 4.17%
			-	correlation analysis among issuers	50% - 30%
			-	loss given default rate	100%
			-	prepayment rate	0%
			-	recovery rate	0%
			-	credit adjusted cash flow discount rate	0% - 36.3%

As noted, the Company sold its entire portfolio of pooled trust preferred securities in the fourth quarter of 2013.  The following discussion relates to December 31, 2012.  Prior to their sale in 2013, the Company owned 13 issues of $22.3 million, original par value, pooled trust preferred securities.  The market for these securities is inactive – no new issues since late 2007, financial institutions with less than $10 billion in assets qualify for new issue Tier 1 capital treatment which further limits the already low probability of a new issue coming to market, trading is sparse and consummated mostly by speculative hedge funds.  Observable pricing market inputs such as broker models, S&P pricing based on interpolated available market activity and Bloomberg fair value models for corporate issues are available, however, such inputs to be used as indicators of fair value would require significant adjustments.  Therefore, management determined that a fair value modeled income approach (discounted cash flow) was more representative of fair value than the market approach.  This technique strives to maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company used the Moody’s Wall Street Analytics methodology of valuation and analysis of collateralized “TruPS”, and their proprietary software to help analyze and value the Company’s pooled trust preferred securities portfolio.  The major unobservable input assumptions used in the cash flow analysis include:

•	Credit quality estimated using issuer specific probability of default;
•	Correlation analysis or the potential for the tendency of companies to default once other companies in the same industry default: 50% for same industry and 30% for across industries;
•	Loss given default or cash lost to investor. Assumed to be 100% with no recovery:
•

Cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among securities, capturing the credit risk element of the collateral, and to determine the estimated fundamental value of the security.  No prepayments were assumed and the tranche coupon rate was used as the discount rate; and

•

Finally, the orderly liquid exit values (OLEV) were calculated for valuation purposes.  The OLEV estimates a new issuance spread as if the market was both liquid and active utilizing the current risk profile of the security and regression analysis across a large sample of tranches based on historical data.  The discount rates determined on an overall basis ranged from 0% to 36% as of December 31, 2012 and were applied to the fundamental cash flow value (as determined above) of the security to determine fair value.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods indicated:

	As of and for the years ended December 31,
(dollars in thousands)	2013	2012

Balance at beginning of period	$1,825	$1,466
Realized gains (losses) in earnings	2,873	(136)
Unrealized gains (losses) in OCI:
Gains	4,958	739
Losses	(460)	(129)
Pay down / settlement	(9,205)	(146)
Interest paid-in-kind	6	28
Accretion	3	3
Balance at end of period	$-	$1,825

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,152	$-	$-	$1,152
Other real estate owned	1,642	-	-	1,642
Other repossessed assets	8	-	-	8
Total	$2,802	$-	$-	$2,802

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,109	$-	$-	$5,109
Other real estate owned	1,448	-	-	1,448
Other repossessed assets	6	-	-	6
Total	$6,563	$-	$-	$6,563

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans, other real estate owned (ORE) and other repossessed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets.

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

Valuation techniques for impaired loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows.  Both techniques include various Level 3 inputs which are not identifiable.  The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.  For example, from time-to-time, the Company may refer to the National Automobile Dealers Association (NADA) guide to estimate vehicle’s fair value for an impaired auto loan.  At December 31, 2013 and 2012, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -16.00% to -36.15% (weighted-average -24.84%) and -2.30% to -64.40% (weighted average -35.54%), respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2013 and 2012, adjustments to the appraisal values for other real estate owned ranged from -18.22% to -72.17%  (weighted average -30.79% ) and -16.72% to -94.74% (weighted average -34.89%), respectively.

For repossessed assets, consisting of one automobile as of December 31, 2013, the Company refers to the NADA guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2013	2012
Off-balance sheet financial instruments:
Commitments to extend credit	$89,751	$100,930
Standby letters of credit	7,718	8,644

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

The following table summarizes outstanding financial letters of credit as of December 31, 2013:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$1,306	$5,000	$566	$6,872
Bank lines of credit	45	16	-	61
	1,351	5,016	566	6,933
Unsecured	741	44	-	785
Total	$2,092	$5,060	$566	$7,718

The Company has not incurred losses on its commitments in 2013, 2012 or 2011.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  Since the average share market prices of the Company’s common stock, during 2013, 2012, and 2011, were below the strike prices of all unexercised outstanding options, there were no potentially dilutive shares outstanding in any of the reportable periods related to stock options.  For restricted stock, dilution would occur from the Company’s unvested shares.  There were 13,000 and 151 unvested restricted share grants outstanding as of December 31, 2013 and 2012, respectively. There were no restricted stock grants in 2011.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Years ended December 31,
	2013	2012	2011
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,122	$4,902	$5,045
Weighted-average common shares outstanding	2,353,056	2,286,233	2,213,631
Basic EPS	$3.03	$2.14	$2.28

Diluted EPS:
Net income available to common shareholders	$7,122	$4,902	$5,045
Weighted-average common shares outstanding	2,353,056	2,286,233	2,213,631
Potentially dilutive common shares	4,674	151	-
Weighted-average common and potentially
dilutive shares outstanding	2,357,730	2,286,384	2,213,631
Diluted EPS	$3.02	$2.14	$2.28

15.REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The appropriate risk-weighting pursuant to regulatory guidelines, requires a gross-up in the risk-weighting of investment securities that are rated below investment grade, thus significantly inflating the total risk-weighted assets.  This requirement had an adverse impact on the total capital and Tier I capital ratios in 2012.  The investment securities rated below investment grade were sold in 2013 thereby eliminating the need to apply a gross-up in the risk-weighting assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of December 31, 2013 and 2012, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  No amounts were deducted from capital for interest-rate risk in either 2013 or 2012.

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2013:

Total capital (to risk-weighted assets)
Consolidated	$70,669	15.2%	≥	$37,255	≥	8.0%		N/A		N/A
Bank	$70,373	15.1%	≥	$37,251	≥	8.0%	≥	$46,563	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$64,706	13.9%	≥	$18,628	≥	4.0%		N/A		N/A
Bank	$64,512	13.9%	≥	$18,625	≥	4.0%	≥	$27,938	≥	6.0%

Tier I capital (to average assets)
Consolidated	$64,706	10.3%	≥	$25,089	≥	4.0%		N/A		N/A
Bank	$64,512	10.3%	≥	$25,073	≥	4.0%	≥	$31,341	≥	5.0%

As of December 31, 2012:

Total capital (to risk-weighted assets)
Consolidated	$64,042	13.5%	≥	$37,929	≥	8.0%		N/A		N/A
Bank	$63,856	13.5%	≥	$37,918	≥	8.0%	≥	$47,398	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$57,999	12.2%	≥	$18,965	≥	4.0%		N/A		N/A
Bank	$57,893	12.2%	≥	$18,959	≥	4.0%	≥	$28,439	≥	6.0%

Tier I capital (to average assets)
Consolidated	$57,999	9.7%	≥	$24,060	≥	4.0%		N/A		N/A
Bank	$57,893	9.6%	≥	$24,042	≥	4.0%	≥	$30,053	≥	5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $55.8 million at December 31, 2013.  However, such dividends are limited due to the capital requirements discussed above.

16.RELATED PARTY TRANSACTIONS

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

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Balance, beginning	$3,033	$2,241	$2,478
Additions	1,470	2,369	1,630
Collections	(1,682)	(1,577)	(1,867)

Balance, ending	$2,821	$3,033	$2,241

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Number of persons	1	1	1
Balance, beginning	$2,105	$1,910	$2,201
Additions	816	1,251	864
Collections	(1,038)	(1,056)	(1,155)

Balance, ending	$1,883	$2,105	$1,910

As of December 31, 2013, 2012 and 2011, deposits from executive officers, directors and associates of such persons approximated $11.1 million, $11.7 million and $10.7 million, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2013
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$5,968	$5,912	$5,954	$6,019	$23,853
Interest expense	(735)	(732)	(748)	(753)	(2,968)

Net interest income	5,233	5,180	5,206	5,266	20,885
Provision for loan losses	(550)	(600)	(450)	(950)	(2,550)
Gain on sale and recovery of investment securities	119	9	138	2,902	3,168
Other income	1,949	2,042	1,770	1,612	7,373
Other expenses	(4,880)	(4,606)	(4,644)	(4,989)	(19,119)
Income before taxes	1,871	2,025	2,020	3,841	9,757
Provision for income taxes	(477)	(512)	(515)	(1,131)	(2,635)
Net income	$1,394	$1,513	$1,505	$2,710	$7,122
Net income per share - basic	$0.60	$0.64	$0.64	$1.15	$3.03
Net income per share - diluted	$0.60	$0.64	$0.64	$1.14	$3.02

	2012
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,052	$5,991	$5,974	$5,977	$23,994
Interest expense	(938)	(838)	(804)	(774)	(3,354)

Net interest income	5,114	5,153	5,170	5,203	20,640
Provision for loan losses	(700)	(600)	(700)	(1,250)	(3,250)
Gain on sale and recovery of investment securities	254	7	3	64	328
Other-than-temporary impairment	(105)	(31)	-	-	(136)
Other income	1,840	1,927	1,891	1,802	7,460
Other expenses	(4,751)	(4,709)	(4,479)	(4,642)	(18,581)
Income before taxes	1,652	1,747	1,885	1,177	6,461
Provision for income taxes	(395)	(430)	(486)	(248)	(1,559)
Net income	$1,257	$1,317	$1,399	$929	$4,902
Net income per share	$0.56	$0.57	$0.61	$0.40	$2.14

	2011
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,550	$6,597	$6,376	$6,080	$25,603
Interest expense	(1,316)	(1,279)	(1,128)	(1,038)	(4,761)

Net interest income	5,234	5,318	5,248	5,042	20,842
Provision for loan losses	(475)	(375)	(500)	(450)	(1,800)
Gain on sale and recovery of investment securities	1	15	13	34	63
Other-than-temporary impairment	(75)	-	(5)	(166)	(246)
Other income	1,394	1,442	1,433	1,614	5,883
Other expenses	(4,472)	(4,680)	(4,413)	(4,487)	(18,052)
Income before taxes	1,607	1,720	1,776	1,587	6,690
Provision for income taxes	(380)	(431)	(449)	(385)	(1,645)
Net income	$1,227	$1,289	$1,327	$1,202	$5,045
Net income per share	$0.56	$0.59	$0.59	$0.54	$2.28

18.CONTINGENCIES

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

19. RECENT ACCOUNTING PRONOUNCEMENTS

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

20. PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2013	2012
Assets:
Cash	$2	$2
Investment in subsidiary	65,716	58,577
Securities available-for-sale	523	466
Other assets	-	-
Total	$66,241	$59,045

Liabilities and shareholders' equity:
Liabilities	$181	$99
Capital stock and retained earnings	64,821	58,710
Accumulated other comprehensive income	1,239	236
Total	$66,241	$59,045

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Income:
Equity in undistributed earnings of subsidiary	$6,173	$3,996	$4,184
Dividends from subsidiary	1,190	1,131	1,043
Gain on sale of investment securities	-	-	27
Other income	20	20	19

Total income	7,383	5,147	5,273

Operating expenses	388	347	317

Income before taxes	6,995	4,800	4,956

Credit for income taxes	127	102	89

Net income	$7,122	$4,902	$5,045

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Bancorp net loss	$(241)	$(225)	$(183)
Equity in net income of subsidiary	7,363	5,127	5,228
Net income	7,122	4,902	5,045

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale
securities	58	27	17
Reclassification adjustment for gains realized in
income	-	-	(27)
Net unrealized gains (losses)	58	27	(10)
Tax effect	(20)	(9)	3
Unrealized gain (loss), net of tax	38	18	(7)
Equity in other comprehensive income of subsidiary	965	1,328	2,714
Other comprehensive income, net of tax	1,003	1,346	2,707
Total comprehensive income, net of tax	$8,125	$6,248	$7,752

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$7,122	$4,902	$5,045
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(7,363)	(5,127)	(5,228)
Stock-based compensation expense	112	15	24
Gain on sale of investment securities	-	-	(27)
Changes in other assets and liabilities, net	62	20	14
Net cash used in operating activities	(67)	(190)	(172)

Cash flows provided by investing activities:
Dividends received from subsidiary	1,190	1,131	1,043
Proceeds from sales of investment securities	-	-	55
Net cash provided by investing activities	1,190	1,131	1,098

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(1,596)	(1,493)	(1,478)
Cash contributions from dividend reinvestment plan	395	486	485
Withholdings to purchase capital stock	78	67	67
Net cash used in financing activities	(1,123)	(941)	(926)
Net change in cash	-	-	-

Cash, beginning	2	2	2

Cash, ending	$2	$2	$2

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:    CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B:OTHER INFORMATION

None

PART III

Item 10:DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

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

Item 11:EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders to be filed with the SEC.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders to be filed with the SEC.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders to be filed with the SEC.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders to be filed with the SEC.

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

*10.1 Registrant’s 2012 Dividend Reinvestment and Stock Repurchase Plan.  Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012 as amended February 3, 2014.

*10.2 Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.3 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.4 Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*10.6 Registrant’s 2002 Employee Stock Purchase Plan.  Incorporated by reference to Appendix A to Definitive proxy Statement filed with the SEC on March 28, 2002.

*10.7 Change of Control Agreement with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*10.8 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.9 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.10 2012 Omnibus Stock Incentive Plan.  Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.11 2012 Director Stock Incentive Plan.  Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.12 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Raymond J. Fox, dated January 14, 2013.   Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2013.

11 Statement regarding computation of earnings per share.  Included herein in Note 14 “Earnings per Share”, contained within the notes to consolidated financial statements, and incorporated herein by reference.

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2013 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files:  The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2013,  is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2013 and 2012; Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

(b)The exhibits required to be filed by this Item are listed under Item 15(a) 3, above.

(c)Not applicable.

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 18, 2014	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 18, 2014	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 18, 2014
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 18, 2014
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 18, 2014
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 18, 2014
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 18, 2014
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ David L. Tressler	March 18, 2014
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 18, 2014
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 18, 2014
Brian J. Cali, Director

By:	/s/ Kristin Dempsey O’Donnell	March 18, 2014
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 18, 2014
Richard Lettieri, Director

Page
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

10.1 Registrant’s Dividend Reinvestment and Stock Repurchase Plan.  Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012 as amended on February 3, 2014.

*

10.2 Registrant’s 2000 Independent Directors Stock Option Plan. Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.

*

10.3 Amendment, dated October 2, 2007, to the Registrant’s 2000 Independent Directors Stock Option Plan.  Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.

*

10.4 Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-64356 on Form S-8 filed with the SEC on July 2, 2001.	*

10.5 Amendment, dated October 2, 2007, to the Registrant’s 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on October 4, 2007.	*

10.6 Registrant’s 2002 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 28, 2002.	*

10.7 Change of Control Agreement with Salvatore R. DeFrancesco, Registrant and The Fidelity Deposit and Discount Bank, dated March 21, 2006.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2006.

*

10.8 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*

10.9 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*

10.10 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.11 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.12 Change in Control and Severance Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Raymond J. Fox, dated January 14, 2013.   Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2013.

*

11 Statement regarding computation of earnings per share. Included herein Note 14, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	84

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	16

13 Annual Report to Shareholders. Incorporated by reference to the 2013 Annual Report to Shareholders filed with the SEC on Form ARS.	*

21 Subsidiaries of the Registrant.	95

23 Consent of Independent Registered Public Accounting Firm.	96

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.	97

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.	98

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2013 and 2012; Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011;  Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

*Incorporated by Reference

 Exhibit 21

Subsidiaries of the Registrant

Subsidiary	State of Incorporation

The Fidelity Deposit and Discount Bank	Pennsylvania

 Exhibit 23

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in Fidelity D & D Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission of our report dated March 18, 2014 relating to the consolidated financial statements of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, which report appears in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013 and in the registrant’s registration numbers: 333-183216, 333-181488, 333-181489, 333-152806, 333-113339 and 333-64356.

/s/ ParenteBeard LLC

ParenteBeard LLC

Wilkes-Barre, Pennsylvania

 March 18, 2014

 Exhibit 31.1

CERTIFICATION

I, Daniel J. Santaniello, certify that:

1.I have reviewed this annual report on Form 10-K of Fidelity D & D Bancorp, Inc.;

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

4
Date: March 18, 2014	By:	/s/ Daniel J . Santaniello
Daniel J. Santaniello, President
and Chief Executive Officer

 Exhibit 31.2

CERTIFICATION

I, Salvatore R. DeFrancesco, Jr., certify that:

1.I have reviewed this annual report on Form 10-K of Fidelity D & D Bancorp, Inc.;

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: March 18, 2014	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.
Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Fidelity D & D Bancorp, Inc. (the “Company”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Daniel J. Santaniello, President and Chief Executive Officer of the Company, certify, pursuant to Title 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 18, 2014	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President
and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Fidelity D & D Bancorp, Inc. (the “Company”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer of the Company, certify, pursuant to Title 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: March 18, 2014	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.
Treasurer and Chief Financial Officer