Form 10-Q
period 2014-03-31
FIDELITY D & D BANCORP INC
filed 2014-05-07
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2014, the latest practicable date, was 2,411,667 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2014

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2014	December 31, 2013

Assets:
Cash and due from banks	$15,462	$13,197
Interest-bearing deposits with financial institutions	16,637	21

Total cash and cash equivalents	32,099	13,218

Available-for-sale securities	102,213	97,246
Held-to-maturity securities (fair value of $0 in 2014, $195 in 2013)	-	177
Federal Home Loan Bank stock	2,176	2,640
Loans and leases, net (allowance for loan losses of
$8,899 in 2014; $8,928 in 2013)	474,665	469,216
Loans held-for-sale (fair value $458 in 2014, $937 in 2013)	451	917
Foreclosed assets held-for-sale	2,511	2,086
Bank premises and equipment, net	14,410	13,602
Cash surrender value of bank owned life insurance	10,485	10,402
Accrued interest receivable	2,030	2,068
Other assets	13,389	12,253

Total assets	$654,429	$623,825

Liabilities:
Deposits:
Interest-bearing	$422,670	$406,779
Non-interest-bearing	132,096	122,919

Total deposits	554,766	529,698

Accrued interest payable and other liabilities	3,487	3,425
Short-term borrowings	12,327	8,642
Long-term debt	16,000	16,000

Total liabilities	586,580	557,765

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par
value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized;
shares issued and outstanding; 2,411,667 in 2014; and
2,391,617 in 2013)	25,703	25,302
Retained earnings	40,373	39,519
Accumulated other comprehensive income	1,773	1,239

Total shareholders' equity	67,849	66,060

Total liabilities and shareholders' equity	$654,429	$623,825

See notes to unaudited consolidated financial statements

\

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2014	March 31, 2013
Interest income:
Loans and leases:
Taxable	$5,276	$5,370
Nontaxable	131	99
Interest-bearing deposits with financial institutions	7	12
Investment securities:
U.S. government agency and corporations	245	179
States and political subdivisions (nontaxable)	321	290
Other securities	22	18
Total interest income	6,002	5,968
Interest expense:
Deposits	489	515
Securities sold under repurchase agreements	8	9
Other short-term borrowings and other	-	1
Long-term debt	210	210
Total interest expense	707	735
Net interest income	5,295	5,233
Provision for loan losses	300	550
Net interest income after provision for loan losses	4,995	4,683
Other income:
Service charges on deposit accounts	423	452
Interchange fees	305	272
Fees from trust fiduciary activities	164	149
Fees from financial services	139	155
Service charges on loans	117	234
Fees and other revenue	171	102
Earnings on bank-owned life insurance	83	81
Gain on sale, recovery, or disposal of:
Loans	128	504
Investment securities	207	119
Premises and equipment	1	-
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	-	(61)
Non-credit-related losses on investment securities not expected
to be sold (recognized in other comprehensive income (loss))	-	61
Net impairment losses on investment securities	-	-
Total other income	1,738	2,068
Other expenses:
Salaries and employee benefits	2,476	2,474
Premises and equipment	917	854
Advertising and marketing	332	252
Professional services	318	249
FDIC assessment	99	126
Loan collection	47	195
Other real estate owned	65	123
Office supplies and postage	107	102
Automated transaction processing	151	125
Other	273	380
Total other expenses	4,785	4,880
Income before income taxes	1,948	1,871
Provision for income taxes	492	477
Net income	$1,456	$1,394
Per share data:
Net income - basic	$0.61	$0.60
Net income - diluted	$0.61	$0.60
Dividends	$0.25	$0.25

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2014	2013

Net income	$1,456	$1,394

Other comprehensive income, before tax:
Unrealized holding gain (loss) on available-for-sale
securities	1,015	(417)
Reclassification adjustment for net gains realized in
income	(207)	(119)
Net unrealized gain (loss)	808	(536)
Tax effect	(274)	182
Unrealized gain (loss), net of tax	534	(354)
Non-credit-related impairment loss on
investment securities not expected to be sold	-	(39)
Reclassification adjustment for net gains realized in income	-	-
Net non-credit-related impairment loss on investment securities	-	(39)
Tax effect	-	13
Non-credit-related impairment loss on investment securities, net of tax	-	(26)
Other comprehensive income (loss), net of tax	534	(380)
Total comprehensive income, net of tax	$1,990	$1,014

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2014 and 2013
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			1,394		1,394
Other comprehensive loss				(380)	(380)
Issuance of common stock through Employee Stock
Purchase Plan	4,256	78			78
Issuance of common stock through Dividend
Reinvestment Plan	15,131	298			298
Stock-based compensation expense		29			29
Cash dividends declared			(586)		(586)
Balance, March 31, 2013	2,342,635	$24,116	$35,807	$(144)	$59,779

Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			1,456		1,456
Other comprehensive income				534	534
Issuance of common stock through Employee Stock
Purchase Plan	4,373	80			80
Issuance of common stock through Dividend
Reinvestment Plan	10,427	249			249
Issuance of common stock from vested restricted
share grants through stock compensation plans	5,250
Stock-based compensation expense		72			72
Cash dividends declared			(602)		(602)
Balance, March 31, 2014	2,411,667	$25,703	$40,373	$1,773	$67,849

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2014	2013

Cash flows from operating activities:
Net income	$1,456	$1,394
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	767	853
Provision for loan losses	300	550
Deferred income tax (benefit) expense	(16)	387
Stock-based compensation expense	72	29
Proceeds from sale of loans held-for-sale	7,065	27,951
Originations of loans held-for-sale	(6,563)	(18,573)
Earnings on bank-owned life insurance	(83)	(81)
Net gain from sales of loans	(128)	(504)
Net gain from sales of investment securities	(207)	(111)
Net (gain) loss on sale and write-down of foreclosed assets held-for-sale	(48)	44
Change in:
Accrued interest receivable	38	(8)
Other assets	(530)	(1,594)
Accrued interest payable and other liabilities	(535)	512

Net cash provided by operating activities	1,588	10,849

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	187	-
Proceeds from maturities, calls and principal pay-downs	3	16
Available-for-sale securities:
Proceeds from sales	2,751	756
Proceeds from maturities, calls and principal pay-downs	3,580	9,182
Purchases	(10,612)	(9,558)
Decrease FHLB stock	464	386
Net increase in loans and leases	(7,892)	(17,844)
Acquisition of bank premises and equipment	(433)	(111)
Proceeds from sale of foreclosed assets held-for-sale	766	76

Net cash used by investing activities	(11,186)	(17,097)

Cash flows from financing activities:
Net increase (decrease) in deposits	25,067	(195)
Net increase in short-term borrowings	3,685	5,537
Proceeds from employee stock purchase plan participants	80	78
Dividends paid, net of dividends reinvested	(395)	(367)
Proceeds from dividend reinvestment plan participants	42	79

Net cash provided by financing activities	28,479	5,132

Net increase (decrease) in cash and cash equivalents	18,881	(1,116)

Cash and cash equivalents, beginning	13,218	21,846

Cash and cash equivalents, ending	$32,099	$20,730

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2014 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting policies

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2014 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  The majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (OCI).

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of March 31, 2014 and December 31, 2013, loans classified as HFS consisted of residential mortgage loans.

Financing of automobiles, provided to customers under lease arrangements of varying terms, are accounted for as direct finance leases.  Interest income on automobile direct finance leasing is determined using the interest method.  Generally, the interest method is used to arrive at a level effective yield over the life of the lease.

Foreclosed assets held-for-sale includes other real estate acquired through foreclosure (ORE) and may, from time-to-time, include repossessed assets such as automobiles.  ORE is carried at the lower of cost (principal balance at date of foreclosure) or fair value less estimated cost to sell.  Any write-downs at the date of foreclosure or within a reasonable period of time after foreclosure are charged to the allowance for loan losses.  Expenses incurred to maintain ORE properties, subsequent write downs to the asset’s fair value, any rental income received and gains or losses on disposal are included as components of other real estate owned expense in the consolidated statements of income.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For each of the three months ended March 31, 2014 and 2013, the Company paid interest of $0.7 million.  The Company was not required to pay income taxes in the first quarters of 2014 and 2013.  Transfers from loans to foreclosed assets held-for-sale amounted to $1.2 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $0 and $1.0 million and from loans to bank premises and equipment amounted to $1.0 million and $0.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

2.  New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-04) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  The Company is currently analyzing the impact of the updated guidance on its financial statements.

3.  Accumulated other comprehensive income (loss)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated other comprehensive income (loss) as of and for the periods indicated:

As of and for the three months ended March 31, 2014
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$1,239	$-	$1,239

Other comprehensive income before reclassifications	671	-	671

Amounts reclassified from accumulated other
comprehensive income	(137)	-	(137)
Net current-period other comprehensive income	534	-	534
Ending balance	$1,773	$-	$1,773

As of and for the three months ended March 31, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total

Beginning balance	$1,905	$(1,669)	$236

Other comprehensive loss before reclassifications	(275)	(26)	(301)

Amounts reclassified from accumulated other
comprehensive income	(79)	-	(79)
Net current-period other comprehensive loss	(354)	(26)	(380)
Ending balance	$1,551	$(1,695)	$(144)

In the tables above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other	Amount reclassified from
comprehensive income components	accumulated other		Affected line item in the statement
(dollars in thousands)	comprehensive income		where net income is presented
	For the three months ended March 31,
	2014	2013

Unrealized gains on AFS securities	$207	$119	Gain on sale, recovery, or disposal of investment securities
	(70)	(40)	Provision for income taxes
Total reclassifications for the period	$137	$79	Net income

4. Investment securities

The amortized cost and fair value of investment securities at March 31, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$15,634	$26	$38	$15,622
Obligations of states and
political subdivisions	34,402	1,448	190	35,660
MBS - GSE residential	49,196	1,271	92	50,375

Total debt securities	99,232	2,745	320	101,657

Equity securities - financial services	295	261	-	556

Total available-for-sale securities	$99,527	$3,006	$320	$102,213

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2013
Held-to-maturity securities:
MBS - GSE residential	$177	$18	$-	$195

Available-for-sale securities:
Agency - GSE	$14,667	$8	$74	$14,601
Obligations of states and
political subdivisions	32,269	912	570	32,611
MBS - GSE residential	48,137	1,476	104	49,509

Total debt securities	95,073	2,396	748	96,721

Equity securities - financial services	295	230	-	525

Total available-for-sale securities	$95,368	$2,626	$748	$97,246

The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,000	$1,004
Due after one year through five years	7,116	7,090
Due after five years through ten years	9,531	9,623
Due after ten years	32,389	33,565

Total debt securities	50,036	51,282

MBS - GSE residential	49,196	50,375

Total available-for-sale debt securities	$99,232	$101,657

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2014
Agency - GSE	$10,476	$38	$-	$-	$10,476	$38
Obligations of states and political subdivisions	6,592	147	867	43	7,459	190
MBS - GSE residential	7,972	56	4,853	36	12,825	92
Total temporarily impaired securities	$25,040	$241	$5,720	$79	$30,760	$320
Number of securities	26		6		32

December 31, 2013
Agency - GSE	$11,592	$74	$-	$-	$11,592	$74
Obligations of states and political subdivisions	10,148	570	-	-	10,148	570
MBS - GSE residential	11,703	83	3,052	21	14,755	104
Total temporarily impaired securities	$33,443	$727	$3,052	$21	$36,495	$748
Number of securities	38		2		40

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

For all security types, as of March 31, 2014, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of March 31, 2014, recognition of OTTI on these securities was unnecessary.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- and medium-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed and adjustable, have varying short- to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

5.  Loans and leases

The classifications of loans and leases at March 31, 2014 and December 31, 2013 are summarized as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013

Commercial and industrial	$75,717	$74,551
Commercial real estate:
Non-owner occupied	90,647	89,255
Owner occupied	89,373	86,294
Construction	9,609	10,765
Consumer:
Home equity installment	34,161	34,480
Home equity line of credit	37,202	36,836
Auto loans and leases	23,725	22,261
Other	5,242	5,205
Residential:
Real estate	110,675	110,365
Construction	7,292	8,188
Total	483,643	478,200
Less:
Allowance for loan losses	(8,899)	(8,928)
Unearned lease revenue	(79)	(56)

Loans and leases, net	$474,665	$469,216

Net deferred loan costs of $1.2 million and $1.1 million have been added to the carrying values of loans at March 31, 2014 and December 31, 2013, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $251.8 million as of March 31, 2014 and $250.2 million as of December 31, 2013.

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

Non-accrual loans, segregated by class, at March 31, 2014 and December 31, 2013, were as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013

Commercial and industrial	$62	$62

Commercial real estate:

Non-owner occupied	640	1,518
Owner occupied	1,567	1,422
Construction	281	635

Consumer:

Home equity installment	211	393
Home equity line of credit	138	254
Auto loans and leases	-	12
Other	22	22

Residential:

Real estate	788	1,350

Total	$3,709	$5,668

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of March 31, 2014, total TDRs amounted to $1.8 million (5 loans), of which one loan with a balance of $1.0 million was on non-accrual status, compared to $2.0 million (7 loans) and $1.0 million, respectively as of December 31, 2013.  Of the TDRs outstanding as of March 31, 2014 and December 31, 2013, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the three and twelve months ended March 31, 2014.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs, is used to establish the allowance.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
March 31, 2014	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$247	$2	$62	$311	$75,406	$75,717	$-
Commercial real estate:
Non-owner occupied	326	-	640	966	89,681	90,647	-
Owner occupied	948	354	1,567	2,869	86,504	89,373	-
Construction	-	-	281	281	9,328	9,609	-
Consumer:
Home equity installment	105	74	211	390	33,771	34,161	-
Home equity line of credit	22	-	138	160	37,042	37,202	-
Auto loans and leases	255	-	20	275	23,371	23,646	20
Other	82	-	22	104	5,138	5,242	-
Residential:
Real estate	287	-	788	1,075	109,600	110,675	-
Construction	-	-	-	-	7,292	7,292	-
Total	$2,272	$430	$3,729	$6,431	$477,133	$483,564	$20

* Includes $3.7 million of non-accrual loans.

							Recorded
			Past due			Total	investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		loans	due ≥ 90 days
December 31, 2013	past due	past due	or more *	past due	Current	receivables	and accruing

Commercial and industrial	$111	$212	$69	$392	$74,159	$74,551	$7
Commercial real estate:
Non-owner occupied	484	35	1,518	2,037	87,218	89,255	-
Owner occupied	1,714	545	1,422	3,681	82,613	86,294	-
Construction	-	-	635	635	10,130	10,765	-
Consumer:
Home equity installment	229	72	393	694	33,786	34,480	-
Home equity line of credit	-	114	275	389	36,447	36,836	21
Auto loans and leases	165	14	23	202	22,003	22,205	11
Other	52	23	22	97	5,108	5,205	-
Residential:
Real estate	158	1,340	1,466	2,964	107,401	110,365	116
Construction	-	-	-	-	8,188	8,188	-
Total	$2,913	$2,355	$5,823	$11,091	$467,053	$478,144	$155

* Includes $5.7 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.  As of March 31, 2014 and December 31, 2013, impaired loans consisted of non-accrual loans and TDRs.

At March 31, 2014, impaired loans consisted of accruing TDRs totaling $0.8 million and $3.7 million of non-accrual loans.  At December 31, 2013, impaired loans consisted of accruing TDRs totaling $1.0 million and $5.7 million of non-accrual loans.  As of March 31, 2014 and December 31, 2013, the non-accrual loans included non-accruing TDRs of $1.0 million.   Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
March 31, 2014
Commercial & industrial	$141	$18	$69	$87	$5	$85	$1	$-
Commercial real estate:
Non-owner occupied	1,289	728	392	1,120	56	1,922	7	-
Owner occupied	2,226	213	1,612	1,825	29	2,449	4	-
Construction	355	-	281	281	-	734	-	-
Consumer:
Home equity installment	300	36	175	211	3	504	-	-
Home equity line of credit	154	-	138	138	-	307	20	-
Auto loans and leases	-	-	-	-	-	5	-	-
Other	22	-	22	22	-	23	-	-
Residential:
Real estate	883	203	585	788	53	1,374	-	-
Construction	-	-	-	-	-	-	-	-
Total	$5,370	$1,198	$3,274	$4,472	$146	$7,403	$32	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2013
Commercial & industrial	$134	$64	$33	$97	$31	$80	$2	$-
Commercial real estate:
Non-owner occupied	2,146	174	1,827	2,001	27	2,173	31	78
Owner occupied	2,136	622	1,327	1,949	90	3,203	36	-
Construction	1,024	-	635	635	-	903	-	-
Consumer:
Home equity installment	501	125	268	393	23	723	37	-
Home equity line of credit	340	-	254	254	-	355	2	-
Auto	12	12	-	12	1	5	-	-
Other	22	-	22	22	-	29	-	-
Residential:
Real estate	1,511	437	913	1,350	110	1,682	71	-
Construction	-	-	-	-	-	-	-	-
Total	$7,826	$1,434	$5,279	$6,713	$282	$9,153	$179	$78

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013

Pass	$72,221	$71,122	$80,565	$78,069	$86,172	$82,975	$8,129	$9,026

Special mention	2,322	2,244	3,204	2,734	654	656	1,144	1,037

Substandard	1,174	1,185	6,878	8,452	2,547	2,663	336	702

Doubtful	-	-	-	-	-	-	-	-

Total	$75,717	$74,551	$90,647	$89,255	$89,373	$86,294	$9,609	$10,765

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013

Performing	$33,950	$34,087	$37,064	$36,561	$23,626	$22,182	$5,220	$5,183

Non-performing	211	393	138	275	20	23	22	22

Total	$34,161	$34,480	$37,202	$36,836	$23,646	$22,205	$5,242	$5,205

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	3/31/2014	12/31/2013	3/31/2014	12/31/2013

Performing	$109,887	$108,899	$7,292	$8,188

Non-performing	788	1,466	-	-

Total	$110,675	$110,365	$7,292	$8,188

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

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial and industrial and commercial real estate loans.  Commercial and industrial and commercial real estate loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the commercial and industrial and commercial real estate loan portfolios are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what we believe to be best practices and common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial and industrial and commercial real estate loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies.

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

During the fourth quarter of 2013, the Company changed its methodology to determine historical loss percentages – from a two-year average, calculated annually, to a trailing twelve-quarter average.    Management determined that utilizing a trailing twelve-quarter average minimizes the impact of certain anomalies caused by irregular occurrences such as infrequent large loan charge offs.  Analyzing historical loss data over a longer period provides a more accurate measurement of factors to be used in estimating future loan loss estimates.

In addition, during the fourth quarter of 2013, the Company changed its methodology used to calculate the allowance for loan losses from the methodology used in the first three quarters of 2013.  Beginning in the fourth quarter of 2013, certain loans were eliminated from the allowance for loan loss calculation.  The loans eliminated include the following:  the guaranteed portion of all commercial loans that carry a guarantee by the Small Business Administration and loans in all loan categories that are fully secured by cash collateral.  Management has determined that these loans have very little risk of not being fully collected.  Therefore, upon origination, these loans have been eliminated from allowance for loan loss calculations.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	28	152	118	59	-	357
Recoveries	11	1	16	-	-	28
Provision	35	215	137	(30)	(57)	300
Ending balance	$962	$4,317	$1,517	$1,524	$579	$8,899
Ending balance: individually
evaluated for impairment	$5	$85	$3	$53		$146
Ending balance: collectively
evaluated for impairment	$957	$4,232	$1,514	$1,471		$8,174
Loans Receivables:
Ending balance	$75,717	$189,629	$100,251	$117,967		$483,564
Ending balance: individually
evaluated for impairment	$87	$3,226	$371	$788		$4,472
Ending balance: collectively
evaluated for impairment	$75,630	$186,403	$99,880	$117,179		$479,092

As of and for the year ended December 31, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total

Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	2,091	400	218	-	2,765
Recoveries	30	30	110	1	-	171
Provision	48	1,406	133	327	636	2,550
Ending balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Ending balance: individually
evaluated for impairment	$31	$117	$24	$110		$282
Ending balance: collectively
evaluated for impairment	$913	$4,136	$1,458	$1,503		$8,010
Loans Receivables:
Ending balance	$74,551	$186,314	$98,726	$118,553		$478,144
Ending balance: individually
evaluated for impairment	$97	$4,585	$681	$1,350		$6,713
Ending balance: collectively
evaluated for impairment	$74,454	$181,729	$98,045	$117,203		$471,431

Information related to the change in the allowance for loan losses as of and for the three months ended March 31, 2013 is as follows:

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

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of March 31, 2014, there were 15 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to stock options as of March 31, 2013.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 3,283 and 5,453 potentially dilutive shares related to unvested restricted share grants as of March 31, 2014 and 2013, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2014	2013
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,456	$1,394
Weighted-average common shares outstanding	2,398,731	2,330,325
Basic EPS	$0.61	$0.60

Diluted EPS:
Net income available to common shareholders	$1,456	$1,394
Weighted-average common shares outstanding	2,398,731	2,330,325
Potentially dilutive common shares	3,298	5,453
Weighted-average common and potentially
dilutive shares outstanding	2,402,029	2,335,778
Diluted EPS	$0.61	$0.60

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

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced both the expired 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans).  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no stock-based awards shall be granted after the plans’ tenth anniversary – or in the year 2022.  As of March 31, 2014, the Company had 19,500 of previously issued and unexercised stock options outstanding from the 2000 stock incentive plans.  No stock options have been issued since 2008 under any share-based plan.  As of March 31, 2014, the intrinsic value for outstanding stock options with market prices that exceeded their strike price amounted to $1,500.

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the three months ended March 31, 2014 and 2013 under the 2012 stock incentive plans:

	2014			2013
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	2,000	$27.00	1 year	8,000	$21.20	2 yrs - 50% per year
Omnibus plan	2,120	27.00	4 yrs - 25% per year	6,000	21.20	4 yrs - 25% per year
Total	4,120	$27.00		14,000	$21.20

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2013	8,000	5,000	13,000
Granted	2,000	2,120	4,120
Forfeited	-	-	-
Vested	(4,000)	(1,250)	(5,250)
Balance at March 31, 2014	6,000	5,870	11,870

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of March 31, 2014, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $27.55 per share.

Share-based compensation is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the three months ended March 31, 2014 and 2013 and the unrecognized stock-based compensation expense as of March 31, 2014:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Stock-based compensation expense:
Director plan	$30	$14
Omnibus plan	9	5

Total stock-based compensation expense	$39	$19

As of March 31,
(dollars in thousands)	2014
Unrecognized stock-based compensation expense:
Director plan	$116
Omnibus plan	130

Total unrecognized stock-based compensation expense	$246

The unrecognized stock-based compensation expense as of March 31, 2014 will be recognized ratably over the periods ended January 2015 and January 2018 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2014, 34,329 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  Therefore, the Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2014 and 2013, compensation expense related to the ESPP approximated $33 thousand and $10 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$32,099	$32,099	$32,099	$-	$-
Available-for-sale securities	102,213	102,213	556	101,657	-
FHLB Stock	2,176	2,176	-	2,176	-
Loans and leases, net	474,665	474,604	-	-	474,604
Loans held-for-sale	451	458	-	458	-

Financial liabilities:
Deposit liabilities	554,766	554,969	-	554,969	-
Short-term borrowings	12,327	12,327	-	12,327	-
Long-term debt	16,000	17,737	-	17,737	-

December 31, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$13,218	$13,218	$13,218	$-	$-
Held-to-maturity securities	177	195	-	195	-
Available-for-sale securities	97,246	97,246	525	96,721	-
FHLB Stock	2,640	2,640	-	2,640	-
Loans, net	469,216	467,381	-	-	467,381
Loans held-for-sale	917	937	-	937	-

Financial liabilities:
Deposit liabilities	529,698	529,968	-	529,968	-
Short-term borrowings	8,642	8,642	-	8,642	-
Long-term debt	16,000	17,904	-	17,904	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$15,622	$-	$15,622	$-
Obligations of states and political
subdivisions	35,660	-	35,660	-
MBS - GSE residential	50,375	-	50,375	-
Equity securities - financial services	556	556	-	-
Total available-for-sale securities	$102,213	$556	$101,657	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,601	$-	$14,601	$-
Obligations of states and political
subdivisions	32,611	-	32,611	-
MBS - GSE residential	49,509	-	49,509	-
Equity securities - financial services	525	525	-	-
Total available-for-sale securities	$97,246	$525	$96,721	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis during the first quarter of 2013.  Prior to December 31, 2013, Level 3 financial instruments measured at fair value consisted of the Company’s investment in pooled trust preferred securities.  The Company sold its entire portfolio of pooled trust preferred securities in the fourth quarter of 2013.  See Note 4, “Investment Securities”, and Note 13, “Fair Value Measurements” within the notes to the audited consolidated financial statements, incorporated by reference to the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 19, 2014 for an expanded discussion on the Company’s investment, fair value determination and activity of its portfolio of pooled trust preferred securities:

(dollars in thousands)
As of and for the three months ended March 31, 2013

Balance at beginning of period	$1,825
Realized gains (losses) in earnings	-
Unrealized gains (losses) in OCI:
Gains	98
Losses	(78)
Pay down / settlement	(52)
Interest paid-in-kind	5
Accretion	1
Balance at end of period	$1,799

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,052	$-	$-	$1,052
Other real estate owned	2,061	-	-	2,061
Other repossessed assets	13	-	-	13
Total	$3,126	$-	$-	$3,126

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,152	$-	$-	$1,152
Other real estate owned	1,642	-	-	1,642
Other repossessed assets	8	-	-	8
Total	$2,802	$-	$-	$2,802

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

Valuation techniques for impaired loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows.  Both techniques include various Level 3 inputs which are not identifiable.  The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.  For example, from time-to-time, the Company may refer to the National Automobile Dealers Association (NADA) guide to estimate a vehicle’s fair value for an impaired auto loan.  At March 31, 2014 and December

31, 2013, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -9.00%  to -34.71% (weighted-average -26.56%) and from -16.00% to -36.15% (weighted average -24.84%), respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  The appraisals may be adjusted by management for qualitative reasons and estimated liquidation expenses.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2014 and December 31, 2013, adjustments to the appraisal values for other real estate owned ranged from -18.22 % to -41.50%  (weighted average -30.26%)  and from -18.22%  to -72.17%  (weighted average -30.79% ), respectively.

For repossessed assets, consisting of one automobile as of March 31, 2014 and December 31, 2013, the Company refers to the NADA guide to determine a vehicle’s fair value.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2014 compared to December 31, 2013 and a comparison of the results of operations for the three months ended March 31, 2014 and 2013.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2013 Annual Report filed on Form 10-K.

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

General

Nationally, the unemployment rate was unchanged at 6.7% at both March 31, 2014 and December 31, 2013, remaining at the lowest level since 2008, and down from 7.5% a year earlier.  While the unemployment rate has been declining nationally, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) still remains above national and state levels.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at March 31, 2014 was 8.0%, an increase of 0.3 percentage points from 7.7% at December 31, 2013.  The unemployment rate was driven up by a smaller labor force and less jobs.  In a recent study in the “Metro Monitor” by the Brookings Institution that tracked the economic performance of 100 metropolitan areas, the Scranton/ Wilkes-Barre metropolitan is last in the race to climb out of the recession.  The study is based on four indicators: jobs, unemployment, output (gross product) and house prices.  The area has experienced a slow recovery and hasn’t experienced the bounce back yet that other cities did.  Notwithstanding these issues, high levels of unemployment and the prolonged weakness in the local housing and real estate markets may negatively impact the performance and condition of the Company’s loan portfolios.

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

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes.  Non-interest income consists of service charges on the Company’s loan and deposit products, interchange fees, trust and asset management service fees, increases in the cash surrender value of the bank owned life insurance and from net gains or losses from sales of loans and securities.  Non-interest expense consists of: compensation and related employee benefit costs; occupancy; equipment; data processing; advertising and marketing; FDIC insurance premiums; professional fees; loan collection; net other real estate owned (ORE) expenses; supplies and other operating overhead.

Comparison of the results of operations

Three months ended March 31, 2014 and 2013

Overview

For the three months ended March 31, 2014, the Company generated net income of $1.5 million, or $0.61 per diluted share, compared to $1.4 million, or $0.60 per diluted share, for the three months ended March 31, 2013.  The 4% increase in earnings was due to higher net interest income, lower non-interest expense and a $0.3 million, or 45%, lower provision for loan loss requirement, offset partially by a decrease in non-interest income.  Non-interest income decreased mostly because of lower total net gains on sales of fewer loans.  Other non-interest expenses decreased $0.1 million, or 2%, in the current quarter compared to the 2013 like period from lower expenses related to loan collections and foreclosed assets held-for-sale.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.92% and 8.80%, respectively, for the three months ended March 31, 2014 compared to 0.91% and 9.49% for the same period in 2013.   The slight improvement in ROA was caused by the increase in net income and the decrease in ROE was caused by an increase in shareholders’ equity that was boosted by 2013 earnings.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.1 million, or 1%, from $5.2 million for the quarter ended March 31, 2013 to $5.3 million for the quarter ended March 31, 2014, with increased interest income and reduced interest expense combining for the increase.  The Company experienced a $20.1 million net increase in average interest-bearing deposits, but  a six basis point decline on average rates paid due to a  15 basis point decline on rates paid on certificates of deposit, or CDs.  The lower rates paid on CDs in conjunction with a $4.4 million decline in their average balances resulted in a $51 thousand decrease in interest expense from time deposits.  Interest expense from interest-bearing transaction deposits increased $26 thousand mostly due to higher average balances, from successful efforts in generating business deposits and also from rates paid on promotional deposit-gathering offerings and negotiated rates.  The portfolio of interest-earning assets increased $20.4 million and helped offset the negative impact of a nine basis point net reduction in the yields earned from loans and investments.  The increase in interest income was driven by a 62 basis point increase in the yield earned on investment securities that more than offset the lower interest earned from the loan portfolio.  Though average balances of the security portfolio decreased $3.6 million, its overall performance was bolstered by the Company’s fourth quarter 2013 sale of its entire portfolio of corporate bonds.  The corporate bond portfolio consisted of pooled trust preferred securities that were essentially non-performing.  The proceeds of the sale were re-deployed into earning-assets.  The loan portfolio increased $30.1 million on average, but its earning’s performance was negatively impacted by a 35 basis point reduction in yield.  Average loan volume increases of $23.3 million in the commercial and residential mortgage loans helped boost interest income despite a decline in yield of 39 basis points in commercial loans and four basis points in residential mortgage loans.  The positive earnings performance of the commercial and residential loan portfolios, however, was not enough to offset the 111 basis points in lower yields earned on a $6.8 million larger average balance of consumer loans, which generated $60 thousand less interest income for the three months ended March 31, 2014 compared to March 31, 2013.  The increase in interest income of $34 thousand combined with lower interest expense caused the net interest income growth in the current year quarter compared to the 2013 quarter.

The fully-taxable equivalent (FTE) net interest rate spread and margin decreased by four and five basis points, respectively, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decline in the interest rate spread was caused by a more rapid decline in earning-asset yields compared to the rates paid on their funding sources, while the margin declined due to a lower yielding larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, was reduced by four basis points for the quarter ended March 31, 2014 compared to the first quarter of 2013 because of lower rates paid on a higher balance of average interest-bearing liabilities.

In 2014, the Company expects to continue to operate in a low, but steeping yield curve environment– increasing at the mid- to long-end of the curve and stable, but near zero at the shortest end.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  For 2014, the Company anticipates net interest income to stabilize or improve marginally.  The FOMC has not adjusted the short-term federal funds rate upward and is not expected to do so well into 2015, helping contain funding costs.  Growth in the commercial loan portfolio and growth in certain targeted segments of the consumer loan portfolio will be the Company’s strategy for 2014, and when coupled with historically low funding costs, should help contain the interest rate margin.

At 65 basis points, the Company’s cost of interest-bearing liabilities for the three months ended March 31, 2014 is five basis points lower than the cost for the first three months of 2013.  Other than retaining maturing long-term CDs, reducing deposit rates from all-time lows would have a minor cost-savings impact.  As noted, interest rates along the treasury yield curve have been slowly rising.  Competition could potentially pressure banks to increase term deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in the near term thereby further pressuring net interest income should deposit rates begin to steadily rise.  To help combat the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying these funds into interest earning-assets such as in the retail and commercial loan portfolios is an effective margin-enhancing strategy that the Company expects to pursue and expand upon to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $64.3 thousand and $65.7 thousand for the first quarters of 2014 and 2013, respectively, are included in interest income from loans.  In 2013, securities include non-accrual securities.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2014			March 31, 2013
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$11,792	$7	0.25%	$17,419	$12	0.29%
Investments:
Agency - GSE	15,597	54	1.40	17,472	45	1.04
MBS - GSE residential	49,080	191	1.58	50,452	135	1.08
State and municipal	33,456	499	6.05	27,342	436	6.46
Other	2,551	24	3.86	9,059	20	0.88
Total investments	100,684	768	3.09	104,325	636	2.47

Loans and leases:
Commercial	262,673	3,033	4.68	241,763	3,023	5.07
Consumer	62,197	848	5.53	55,447	908	6.64
Residential real estate	156,005	1,595	4.15	153,611	1,588	4.19
Total loans and leases	480,875	5,476	4.62	450,821	5,519	4.97

Federal funds sold	40	-	0.30	441	-	0.26

Total interest-earning assets	593,391	6,251	4.27%	573,006	6,167	4.36%

Non-interest earning assets	47,700			44,950

Total Assets	$641,091			$617,956

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$109,496	$55	0.20%	$108,875	$56	0.21%
Interest-bearing checking	101,162	42	0.17	83,170	26	0.13
MMDA	86,412	115	0.54	80,543	104	0.52
CDs < $100,000	71,193	166	0.95	74,874	198	1.07
CDs > $100,000	40,534	111	1.11	41,271	130	1.28
Clubs	1,388	0	0.14	1,380	1	0.15
Total interest-bearing deposits	410,185	489	0.48	390,113	515	0.54

Repurchase agreements	16,104	8	0.21	17,377	9	0.21

Borrowed funds	16,399	211	5.21	16,239	211	5.26

Total interest-bearing liabilities	442,688	708	0.65%	423,729	735	0.70%

Non-interest bearing deposits	127,736			130,864

Non-interest bearing liabilities	3,595			3,811

Total liabilities	574,019			558,404

Shareholders' equity	67,072			59,552
Total liabilities and shareholders' equity	$641,091			$617,956
Net interest income - FTE		$5,543			$5,432

Net interest spread			3.62%			3.66%

Net interest margin			3.79%			3.84%

Cost of funds			0.50%			0.54%

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

Provisions for loan losses of $0.3 million were recorded during the first quarter of 2014, compared to $0.6 million as of March 31, 2013. The Company’s non-performing loans declined to $3.7 million as of March 31, 2014, a $2.1 million decrease from year-end 2013.  Although credit quality is improving, additions to the provision in the first quarter of 2014 were required to reserve in connection with loan growth in the period, protect against inherent losses that existed in the portfolio, and reinforce the allowance for the potential credit risks that still existed from an uncertain local economic climate.  The allowance for loan losses was $8.9 million as of both March 31, 2014 and December 31, 2013.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended March 31, 2014, non-interest income amounted to $1.7 million, a $0.3 million, or 16%, decrease compared to $2.0 million recorded during the three months ended March 31, 2013.  A slowdown in mortgage loan origination and mortgage loan refinance activities resulted in $0.4 million less in gains recognized from the sales of fewer mortgage loans  in the current year quarter compared to the same quarter of 2013.  In conjunction with the waning activity in the residential lending area, mortgage loan fees declined $0.1 million during the quarter ended March 31, 2014 compared to March 31, 2013.  These items were partially offset by the cumulative amount of $0.2 million from additional interchange, security gains, net loan servicing fees, rental income and trust service fees.

Other operating expenses

For the three months ended March 31, 2014, total other operating expenses decreased $0.1 million, or 2%, compared to the three months ended March 31, 2013.  The decline in loan collection expenses of $0.2 million for the quarter ended March 31, 2014 compared to the same period in 2013 was mainly attributable to the accelerated pace by which problem loans migrate into foreclosure and the 2013 charges for the final expenses on a large problematic loan.  The net expense to carry other real estate (ORE) including, carrying costs, write-down to fair value, gains and losses from their sales and disposition of other foreclosed assets held-for-sale, decreased $58 thousand primarily due to a net gain recognized on the sale of foreclosed assets of $48 thousand for the three months ended March 31, 2014 compared to a net loss from sales of $19 thousand recognized for the three months ended March 31, 2013. Though the assessment base upon which the FDIC insurance premium rate is applied increased, a lower assessment rate caused a $27 thousand, or 21%, decrease in the assessment in the current year quarter compared to the first quarter of 2013.  Advertising and marketing expenses increased $80 thousand, or 32%, during the three months ended March 31, 2014 compared to the same period in 2013.  The increase was caused mostly by $0.2 million in contributions to educational organizations through the “Educational Improvement Tax Credit” (EITC) program administered by the state of Pennsylvania.  The increase in donations was partially offset by a decrease in other advertising and marketing related expenses of $80 thousand caused by the delay in launching the Company’s annual home equity loan campaign to the second quarter of 2014 and less use of media advertising in 2014 compared to 2013.  The increase in premises and equipment was predominantly caused by higher facilities maintenance in conjunction with this winter’s comparatively extreme weather conditions and higher equipment repair and upkeep caused by higher technology maintenance in the current year quarter.  The higher professional services is related to 2013 legal accrual adjustments and the timing of  legal service needs for the Company’s trust department.  The decrease in the other component of operating expenses of $0.1 million was caused by the decrease in shares tax expense due to the timing and receipt of state-sponsored educational tax credits.

Comparison of financial condition at

March 31, 2014 and December 31, 2013

Overview

Consolidated assets increased $30.6 million, or 5%, to $654.4 million as of March 31, 2014 from $623.8 million at December 31, 2013.  The increase in assets was funded through growth in deposits of $25.1 million, short-term borrowings of $3.7 million and a $1.8 million increase in shareholders’ equity.  Net income of $1.5 million and $0.5 million in other comprehensive income partially offset by $0.4 million of dividends declared net of activity in the Company’s dividend reinvestment plan drove equity growth.  The increase in the funding sources was used to fund loan and investment growth with the excess available to fund future liquidity needs.

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

As of March 31, 2014, the carrying value of investment securities amounted to $102.2 million, or 16% of total assets, compared to $97.4 million, or 16% of total assets, at December 31, 2013.  On December 31, 2013, 49% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

As of March 31, 2014, investment securities were comprised of AFS securities with a carrying value of $102.2 million.  The AFS securities were recorded with a net unrealized gain of $2.7 million as of March 31, 2014 compared to a net unrealized gain of $1.9 million as of December 31, 2013, or a net improvement of $0.8 million during the first quarter of 2014.  As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the value of bonds tend to decline.  Whether or not the value of Company’s investment portfolio will continue to exceed its amortized cost will be dependent on the direction and magnitude of interest rate movements and the duration of the Company’s bonds.  Management has concluded that the present unrealized losses in the portfolio are wholly attributable to the movement in interest rates and not the credit quality of the collateral that secures these investments.  With interest rates on the rise, the market values of bank’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  As noted above, management has determined that the unrealized losses in the portfolio were due to the movement in interest rates and not the credit quality.

During the first three months of 2014, the carrying value of total investments increased $4.8 million, or 5%.  The increase was due to the deployment of the proceeds from the sale of the Company’s corporate bonds, consisting of pooled trust preferred securities that occurred late in the fourth quarter of 2013.  For the remainder of 2014, the Company expects marginal growth in the investment portfolio and will be used to complement loan growth, the latter providing the potential for stronger earnings performance.  The Company expects to maintain a diverse and, in terms of total assets, a proportionately level investment portfolio throughout 2014.

A comparison of investment securities at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$50,375	49.3%	$49,686	51.0%
State & municipal subdivisions	35,660	34.9	32,611	33.5
Agency - GSE	15,622	15.3	14,601	15.0
Equity securities - financial services	556	0.5	525	0.5
Total	$102,213	100.0%	$97,423	100.0%

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $15 thousand and $2 thousand for the three months ended March 31, 2014 and 2013, respectively.  The dividend rate has continued to rise in each of the quarters of 2013 and into 2014.  The balance in FHLB stock was $2.2 million and $2.6 million as of March 31, 2014 and December 31, 2013, respectively.

Loans held-for-sale (HFS)

Upon origination, most residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as held-for-sale (HFS).  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.  As of March 31, 2014 and December 31, 2013, loans HFS consisted of residential mortgage loans.

As of March 31, 2014 and December 31, 2013, loans HFS had a carrying amount of $0.5 million and $0.9 million, respectively, which approximated their fair values.  During the three months ended March 31, 2014, residential mortgage loans with principal balances of $7.0 million were sold into the secondary market and the Company recognized net gains of $0.1 million, compared to $27.7 million and $0.5 million, respectively during the three months ended March 31, 2013.  Gains of $41 thousand, deferred from sales of SBA loans in the fourth quarter of 2012, were recognized in the first quarter of 2013. There were no gains recognized from sales of SBA loans in the first quarter of 2014.  With a decline in the residential mortgage origination and loan modification activities, the Company does not expect to achieve the same level of gains from loan sales as it had in 2013.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At March 31, 2014 and December 31, 2013, the servicing portfolio balance of sold residential mortgage loans was $251.8 million and $250.2 million, respectively.

Loans and leases

The Company’s continued focus to improve asset quality in 2014 has resulted in a reduction of $2.1 million in non-performing loans.  Asset quality will certainly continue to be a priority.  A practical determination of our risk-rating matrices, the expertise of our external auditors, guidance from our regulators and the experience of the Company’s chief risk officer, loan work-out area and the chief lending officer with relationship managers will provide the framework for continued improvement and detection of potential problems.  The utilization of loan participations (sharing loans with other financial institutions) and various government guaranty programs will help us to reduce risk in the future.

The continued use of a formal calling program which builds customer loyalty, a teamwork approach, and the knowledge of our relationship managers and branch personnel will provide the emphasis to achieve our targeted loan growth goals for 2014.  Growing relationships, reliance on a strong referral base, targeting prospects, and offering seasonal promotions will also provide opportunities for growth.  As the leading community bank in our marketplace in the Small Business Administration (SBA) program, our community involvement in the local chambers and civic organizations continues to give us a competitive edge.  Our objective remains, steady growth by continuing to identify customer needs and provide appropriate products and services based upon the expertise of the Company’s personnel.

Commercial and industrial

Comparing the commercial and industrial (C&I) loan portfolio at December 31, 2013 of $74.6 million and $75.7 million at March 31, 2014, there was an increase of $1.1 million, or 2%.  Loan demand remains steady and minimal growth is likely to continue.

Commercial real estate

The commercial real estate loan portfolio increased $3.3 million, or 2%, from $186.3 million at December 31, 2013 to $189.6 million as of March 31, 2014.  The majority of growth was in the owner occupied real estate category, which historically has proven to have less risk and has been targeted as a growth opportunity.  Focused growth in this portfolio is expected to continue.

Consumer

The consumer loan portfolio increased by $1.5 million, or 2%, from $98.8 million at December 31, 2013 to $100.3 million at March 31, 2014.  The increase in this portfolio is attributed to the auto loans and leases category.  During the second quarter, there are strategies in place to increase the home equity category.

Residential

The residential loan portfolio decreased $0.6 million, or 1%, from $118.6 million at December 31, 2013 to $118.0 million at March 31, 2014.   Runoff in this category is expected, but will be replaced, to some extent, by the booking of mortgages with a maturity date of fifteen years or less.

The composition of the loan portfolio at March 31, 2014 and December 31, 2013, is summarized as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$75,717	15.7%	$74,551	15.6%
Commercial real estate:
Non-owner occupied	90,647	18.7	89,255	18.7
Owner occupied	89,373	18.5	86,294	18.0
Construction	9,609	1.9	10,765	2.2
Consumer:
Home equity installment	34,161	7.1	34,480	7.2
Home equity line of credit	37,202	7.7	36,836	7.7
Auto and leases	23,725	4.9	22,261	4.7
Other	5,242	1.1	5,205	1.1
Residential:
Real estate	110,675	22.9	110,365	23.1
Construction	7,292	1.5	8,188	1.7

Gross loans	483,643	100.0%	478,200	100.0%
Less:
Allowance for loan losses	(8,899)		(8,928)
Unearned lease revenue	(79)		(56)

Net loans	$474,665		$469,216

Loans held-for-sale	$451		$917

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

Total net charge-offs for the three months ended March 31, 2014 were $0.3 million compared to $1.3 million for the three months ended March 31, 2013.  This represented a year-over-year improvement due to a general increase in overall credit quality.  The first quarter of 2014 charge-offs were taken on a variety of consumer and commercial loans in relatively small amounts.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $8.9 million as of March 31, 2014 and December 31, 2013.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values.

During the fourth quarter of 2013, the Company changed its methodology to determine historical loss percentages from a two-year average that was calculated annually to a trailing twelve-quarter average. Management determined that utilizing a trailing twelve-quarter average minimizes the impact of certain anomalies caused by irregular occurrences such as infrequent large loan charge-offs.  In addition, during the fourth quarter of 2013, management changed its methodology used to calculate the allowance for loan losses by eliminating certain loans from the calculation that have very little risk of not being collected.  Such loans would include the guaranteed portion of all commercial loans that carry a guarantee by the SBA and all loan categories that are fully secured by cash collateral.  The change in the averaging convention had an immaterial impact on the March 31, 2014 allowance calculation.  By excluding the cash secured and guarantee portion of SBA loans, as of March 31, 2014 the Company was able to reduce the allowance requirement by approximately $51 thousand.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2014		December 31, 2013		March 31, 2013

Balance at beginning of period	$8,928		$8,972		$8,972

Charge-offs:
Commercial and industrial	28		56		44
Commercial real estate	152		2,091		1,244
Consumer	118		400		39
Residential	59		218		39
Total	357		2,765		1,366

Recoveries:
Commercial and industrial	11		30		4
Commercial real estate	1		30		3
Consumer	16		110		73
Residential	-		1		-
Total	28		171		80
Net charge-offs	329		2,594		1,286
Provision for loan losses	300		2,550		550
Balance at end of period	$8,899		$8,928		$8,236

Net charge-offs (annualized) to average total loans outstanding	0.27%		0.56%		1.14%
Allowance for loan losses to net charge-offs (annualized)	6.76	x	3.44	x	1.60	x
Allowance for loan losses to total loans	1.84%		1.86%		1.83%
Loans 30 - 89 days past due and accruing	$2,702		$5,268		$4,014
Loans 90 days or more past due and accruing	$20		$155		$841
Non-accrual loans	$3,709		$5,668		$9,742
Allowance for loan losses to loans 90 days or more
past due and accruing	444.95	x	57.60	x	9.79	x
Allowance for loan losses to non-accrual loans	2.40	x	1.58	x	0.85	x
Allowance for loan losses to non-performing loans	2.39	x	1.53	x	0.78	x
Average total loans	$480,875		$461,539		$450,821

The allowance for loan losses can generally absorb losses throughout the loan portfolio.  However, in some instances an allocation is made for specific loans or groups of loans.  Allocation of the allowance for loan losses for different categories of loans is based on the methodology used by the Company, as previously explained.  The changes in the allocations from period-to-period are based upon quarter-end reviews of the loan portfolio.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of March 31, 2014, non-performing assets represented 1.07% of total assets, favorable results compared with 1.44% as of December 31, 2013 and 2.47% at March 31, 2013.  The improvement resulted from a significant reduction in non-performing loans, elimination of the non-accrual securities (pooled trust preferred securities), and a reduction in troubled debt restructurings.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013

Loans past due 90 days or more and accruing	$20	$155	$841
Non-accrual loans *	3,709	5,668	9,742
Total non-performing loans	3,729	5,823	10,583
Troubled debt restructurings	763	1,045	1,091
Other real estate owned and repossessed assets	2,511	2,086	2,302
Non-accrual securities	-	-	1,032
Total non-performing assets	$7,003	$8,954	$15,008

Total loans, including loans held-for-sale	$484,015	$479,061	$450,677
Total assets	$654,429	$623,825	$608,171
Non-accrual loans to total loans	0.77%	1.18%	2.16%
Non-performing loans to total loans	0.77%	1.22%	2.35%
Non-performing assets to total assets	1.07%	1.44%	2.47%

* In the table above, the amount includes non-accrual TDRs of $1.0 million as of March 31, 2014 and December 31, 2013 and $1.1 million as of March 31, 2013.

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

Non-performing loans, consisting of loans over 90 days past due and accruing and non-accrual loans, decreased $2.1 million, or 36%, from $5.8 million on December 31, 2013 to $3.7 million at March 31, 2014.  As of year-end 2013, the over 90 days past due portion was $0.2 million, which consisted of four loans to four unrelated borrowers, ranging from $7 thousand to $0.1 million.  At quarter end March 31, 2014, there was one loan past due over 90 days totaling $20 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.    A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2013, there were 47 loans to 37 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  At March 31, 2014 there were 37 loans to 35 borrowers on non-accrual ranging from less than $1 thousand to $1.0 million.  The decrease in non-accrual loans was related to loans that were charged off, paid off, transferred to ORE or moved back to accrual status.

At March 31, 2014, the non-accrual loans aggregated $3.7 million as compared to $5.7 million at December 31, 2013.  The net decrease in the level of non-accrual loans during the period ending March 31, 2014 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $0.7 million were made during the period; these were offset by reductions or payoffs of $0.1 million, charge-offs of $0.3 million, $1.2 million of transfers to ORE and  $0.1 million of loans that returned to performing status.  In addition, during the first quarter of 2014, $1.0 million of non-accrual loans were transferred from loans to premises and equipment as more fully described under the caption “Premises and equipment”, contained in this management’s discussion and analysis below.  Loans past due 90 days or more and accruing were $20 thousand at March 31, 2014, compared to $0.2 million as of December 31, 2013.  The ratio of non-performing loans to total loans was 0.77% at March 31, 2014 compared to 1.22% at December 31, 2013.

The composition of non-performing loans as of March 31, 2014 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$75,717	$-	$62	$62	0.08%

Commercial real estate:
Non-owner occupied	90,647	-	640	640	0.71%
Owner occupied	89,373	-	1,567	1,567	1.75%
Construction	9,609	-	281	281	2.92%

Consumer:
Home equity installment	34,161	-	211	211	0.62%
Home equity line of credit	37,202	-	138	138	0.37%
Auto loans and leases	23,646	20	-	20	0.08%
Other	5,242	-	22	22	0.42%

Residential:
Real estate	110,675	-	788	788	0.71%
Construction	7,292	-	-	-	-
Loans held-for-sale	451	-	-	-	-

Total	$484,015	$20	$3,709	$3,729	0.77%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2014 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $52 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $1.7 million at March 31, 2014, which was a slight decrease from the December 31, 2013 total of $2.0 million, the result of loan payoffs during the first quarter of 2014.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the three months ended March 31, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Pay downs / payoffs	10	272	13	295
Ending balance	$25	$738	$954	$1,717

As of and for the year ended December 31, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	7	51	99	157
Ending balance	$35	$1,010	$967	$2,012

If applicable, a TDR loan classified as non-accrual would require a minimum of six months of payments before consideration for a return to accrual status.  The concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time for a contractual period of time.  The Company believes concessions have been made in the best interests of the borrower and the Company.  If loans characterized as a TDR perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate of interest.

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.5 million at March 31, 2014 and $2.1 million at December 31, 2013. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$2,078	15	$1,600	12

Additions	1,131	5	2,381	15
Pay downs	-		(34)
Write downs	-		(443)
Sold	(711)	(6)	(1,426)	(12)
Balance at end of period	$2,498	14	$2,078	15

As of March 31, 2014, ORE consisted of fourteen properties from unrelated borrowers totaling $2.5 million.  Five of these properties ($1.1 million total) were added in 2014; five were added in 2013 ($514 thousand total); two were added in 2012 ($289 thousand); one was added in 2011 ($152 thousand) and one was added in 2010 ($400 thousand).

One property ($150 thousand) has a pending insurance claim, six properties ($1.5 million) were listed for sale, two ($136 thousand) had signed sales agreements, two ($253 thousand) were in litigation, and three properties ($455 thousand) were awaiting disposition plans.

Other non-real estate foreclosed assets held-for-sale included an automobile with a book value of $13 thousand at March 31, 2014. At December 31, 2013, other repossessed assets consisted of an automobile with a book value of $8 thousand which was sold during 2014.

Premises and equipment

Net of depreciation, premises and equipment increased $0.8 million during the first quarter of 2014.  During the quarter, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status.  During the first quarter, the loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises.  The Company expects to use the property for future facility expansion.

Other assets and liabilities

The $1.1 million increase in other assets was due principally to a $0.6 million purchase of an investment security that did not settle until after quarter end.  The purchase obligation is reflected in an equal amount in other liabilities.  Other assets also increased by progress payments on facility construction projects and by residual values associated with recording new automobile leases, net of lease disposals.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Money market	$86,193	15.5%	$83,512	15.8%
Interest-bearing checking	113,749	20.5	100,315	18.9
Savings and clubs	111,859	20.2	109,253	20.6
Certificates of deposit	110,869	20.0	113,699	21.5
Total interest-bearing	422,670	76.2	406,779	76.8
Non-interest bearing	132,096	23.8	122,919	23.2
Total deposits	$554,766	100.0%	$529,698	100.0%

Total deposits increased $25.1 million, or 5%, from $529.7 million at December 31, 2013 to $554.8 million at March 31, 2014.  Interest-bearing checking and noninterest-bearing checking had significant growth at $13.4 million, or 13%, and $9.2 million, or 7%.  The principal cause of the increase was due to the timing of the receipt of public tax deposits.  Public deposits are usually received mid-quarter, are retained for a relatively short period of time with disbursements occurring shortly after they are received.  Success in deposit gathering strategies including periodic promotions helped boost non-maturing deposits for retail customers while business transaction accounts experienced minor cash outflow.   The Company’s focus will be to continue to partner with business clientele, establish new and continue to cultivate existing banking relationships.  In 2014, we expect to experience moderate deposit growth from year-end 2013 levels.

The rates along the intermediate and long end of the treasury yield curve continued to slowly rise while rates at the short end,  where transaction deposits are typically priced, remained relatively flat.  The long-end has not risen enough to induce depositors to move their cash reserves into longer-term CDs and as such, banks will most likely increase rates cautiously slow until there is a clear indication that the rates along the curve rise,  steepen and stabilize.  Managing the yield curve in a changing rate environment is imperative to maintain interest rate spread.  The current environment continues to cause business and retail customers to seek short-term alternatives for their deposits.  When rates begin to rise, however, there is no assurance that customers will continue to hold their deposits with the Company or they may seek higher rates from term CDs, thereby increasing funding costs.  The Company will continue to pursue and retain retail and business households with an emphasis on deepening and broadening those relationships thereby containing interest expense.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of both March 31, 2014 and December 31, 2013, CDARS represented $10.3 million, or 2%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $40.2 million and $41.2 million at March 31, 2014 and December 31, 2013, respectively.  Certificates of deposit of $250,000 or more amounted to $15.3 million and  $15.7 million as of March 31, 2014 and December 31, 2013, respectively.

Including CDARS, approximately 41% of the CDs, with a weighted-average interest rate of 0.75%, are scheduled to mature in 2014 and an additional 27%, with a weighted-average interest rate of 1.11%, are scheduled to mature in 2015.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  Though the CD portfolio has declined $2.8 million, or by less than 3%,  the Company projects a flat to marginal increase in its CDs in 2014.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first quarter of 2014 increased $6.2 million, or 100%, from year-end December 31, 2013.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At March 31, 2014,  the Company did not have balances in overnight borrowings compared to $2.5 million as of December 31, 2013.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$2,472	10.0%
Securities sold under repurchase agreements	12,327	43.5	6,171	25.0
Long-term FHLB advances	16,000	56.5	16,000	64.9
Total	$28,327	100.0%	$24,643	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2014, the Company maintained a one-year cumulative gap of positive (asset sensitive) $63.8 million, or 10%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2014:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$16,643	$-	$-	$15,456	$32,099
Investment securities (1)(2)	3,066	10,356	22,552	68,415	104,389
Loans and leases(2)	178,870	69,473	111,760	115,013	475,116
Fixed and other assets	-	10,485	-	32,340	42,825
Total assets	$198,579	$90,314	$134,312	$231,224	$654,429
Total cumulative assets	$198,579	$288,893	$423,205	$654,429

Non-interest-bearing transaction deposits (3)	$-	$13,223	$36,300	$82,573	$132,096
Interest-bearing transaction deposits (3)	123,850	18,618	110,321	59,012	311,801
Certificates of deposit	16,660	40,400	45,634	8,175	110,869
Repurchase agreements	12,327	-	-	-	12,327
Long-term debt	-	-	16,000	-	16,000
Other liabilities	-	-	-	3,487	3,487
Total liabilities	$152,837	$72,241	$208,255	$153,247	$586,580
Total cumulative liabilities	$152,837	$225,078	$433,333	$586,580

Interest sensitivity gap	$45,742	$18,073	$(73,943)	$77,977
Cumulative gap	$45,742	$63,815	$(10,128)	$67,849

Cumulative gap to total assets	7.0%	9.8%	-1.5%	10.4%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2014 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2014 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	7.0%	(2.7)%
Net income	19.5	(7.4)
Economic value at risk:
Economic value of equity	(9.2)	(15.6)
Economic value of equity as a percent of total assets	(1.2)	(2.0)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2014, the Company’s risk-based capital ratio was 15.5%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2014, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$23,057	$1,517	7.0%
+100 basis points	22,121	581	2.7
Flat rate	21,540	-	-
-100 basis points	21,347	(193)	(0.9)
-200 basis points	20,955	(585)	(2.7)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of March 31, 2014, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2014, the Company generated  $18.9 million of cash.  During the period, the Company was in receipt of public tax deposits that it received later than normal during the first quarter.  Cash received from the sale of PreTSL portfolio in the fourth quarter of 2013 was used to fund growth in loan and re-deployment in the investment portfolios.  The growth in the loan portfolio occurred in all sectors with the commercial portfolio leading the growth.  The Company expects to continue to grow the commercial loan portfolio in 2014 using growth in deposits, repos and operations.  The seasonal nature of deposit balances from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The Company’s position with respect to lending commitments and significant contractual obligations, both on a short- and long-term basis has not changed materially from December 31, 2013.

As of March 31, 2014, the Company maintained $32.1 million in cash and cash equivalents and $102.7 million of investments AFS and loans HFS.  Also as of March 31, 2014, the Company had approximately $165.7 million available to borrow from the FHLB, $21.0 million from correspondent banks, $28.7 million from the FRB and $31.2 million from the CDARS program.  The combined total of $381.4 million represented 58% of total assets at March 31, 2014.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2014, total shareholders' equity increased $1.8 million, or 3%, due principally from the $1.5 million in net income added into retained earnings and the $0.5 million, after-tax improvement in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and Dividend Reinvestment (DRP) Plans.  These items were partially offset by the $0.6 million of cash dividends declared on the Company’s common stock.

As of March 31, 2014, the Company reported a net unrealized gain position of $1.8 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.2 million as of December 31, 2013.  The increase in unrealized gains during the first quarter of 2014 was due mostly to an increase in unrealized gains on municipal securities.  Management believes that volatility in fair value of the Company’s securities is due to changes in interest rates and not deterioration in the creditworthiness of the issuers.  When, U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  With the yield curve slowly increasing at the mid- to long-range, the Company expects pricing in the bond portfolio to decline.  Bond prices move inversely to the movement of interest rates.  As such, there is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to issue stock to participants.  These two plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to our loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position has achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of March 31, 2014, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2014:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2014

Total capital (to risk-weighted assets)
Consolidated	$71,941	15.5%	≥	$37,231	≥	8.0%		N/A		N/A
Bank	$71,416	15.4%	≥	$37,186	≥	8.0%	≥	$46,482	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$65,967	14.2%	≥	$18,616	≥	4.0%		N/A		N/A
Bank	$65,565	14.1%	≥	$18,593	≥	4.0%	≥	$27,889	≥	6.0%

Tier I capital (to average assets)
Consolidated	$65,967	10.3%	≥	$25,636	≥	4.0%		N/A		N/A
Bank	$65,565	10.2%	≥	$25,617	≥	4.0%	≥	$32,021	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2013 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2014.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2013 Form 10-K filed with the Securities and Exchange Commission on March 19, 2014.

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

*10.8 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.    Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.9 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013;  Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: May 7, 2014	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 7, 2014	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer

EXHIBIT INDEX

Page

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.

*
3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3(ii) to Registrant’s Form 8-K filed with the SEC on November 21, 2007

10.1 Registrant’s Dividend Reinvestment and Stock Repurchase Plan.  Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012 as amended February 3, 2014.

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

*

10.8 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.    Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*

10.9 Amended and Restated Executive Employment Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013;  Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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

Date: May 7, 2014
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

Date: May 7, 2014	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Fidelity D & D Bancorp, Inc. (the “Company”) for the period ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Report”), I, Daniel J. Santaniello, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 7, 2014	By:/s/ Daniel J. Santaniello
Daniel J. Santaniello
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Fidelity D & D Bancorp, Inc. (the “Company”) for the period ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Report”), I, Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: May 7, 2014	By:/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial