Form 10-Q
period 2014-06-30
FIDELITY D & D BANCORP INC
filed 2014-08-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2014, the latest practicable date, was 2,419,587 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2014

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$14,419	$13,197
Interest-bearing deposits with financial institutions	20	21
Total cash and cash equivalents	14,439	13,218
Available-for-sale securities	102,699	97,246
Held-to-maturity securities (fair value of $0 in 2014, $195 in 2013)	-	177
Federal Home Loan Bank stock	2,954	2,640
Loans and leases, net (allowance for loan losses of
$9,029 in 2014; $8,928 in 2013)	486,471	469,216
Loans held-for-sale (fair value $1,664 in 2014, $937 in 2013)	1,633	917
Foreclosed assets held-for-sale	2,186	2,086
Bank premises and equipment, net	14,341	13,602
Cash surrender value of bank owned life insurance	10,569	10,402
Accrued interest receivable	2,082	2,068
Other assets	12,932	12,253
Total assets	$650,306	$623,825

Liabilities:
Deposits:
Interest-bearing	$412,495	$406,779
Non-interest-bearing	126,008	122,919
Total deposits	538,503	529,698
Accrued interest payable and other liabilities	4,005	3,425
Short-term borrowings	21,872	8,642
Long-term debt	16,000	16,000
Total liabilities	580,380	557,765
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,419,587 in 2014; and 2,391,617 in 2013)	25,947	25,302
Retained earnings	41,394	39,519
Accumulated other comprehensive income	2,585	1,239
Total shareholders' equity	69,926	66,060
Total liabilities and shareholders' equity	$650,306	$623,825

See notes to unaudited consolidated financial statements

\

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income:
Loans and leases:
Taxable	$5,393	$5,335	$10,669	$10,705
Nontaxable	131	121	262	220
Interest-bearing deposits with financial institutions	5	2	12	14
Investment securities:
U.S. government agency and corporations	257	137	502	316
States and political subdivisions (nontaxable)	333	299	654	589
Other securities	26	18	48	36
Total interest income	6,145	5,912	12,147	11,880
Interest expense:
Deposits	498	511	987	1,026
Securities sold under repurchase agreements	4	4	12	13
Other short-term borrowings and other	6	4	6	5
Long-term debt	213	213	423	423
Total interest expense	721	732	1,428	1,467
Net interest income	5,424	5,180	10,719	10,413
Provision for loan losses	300	600	600	1,150
Net interest income after provision for loan losses	5,124	4,580	10,119	9,263
Other income:
Service charges on deposit accounts	431	459	854	911
Interchange fees	332	307	637	580
Fees from trust fiduciary activities	172	192	336	340
Fees from financial services	153	140	292	296
Service charges on loans	307	348	424	582
Fees and other revenue	190	119	361	221
Earnings on bank-owned life insurance	84	86	167	166
Gain (loss) on sale, recovery, or disposal of:
Loans	124	390	252	894
Investment securities	94	9	301	128
Premises and equipment	(66)	1	(65)	1
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	-	-	-	(61)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income (loss))	-	-	-	61
Net impairment losses on investment securities	-	-	-	-
Total other income	1,821	2,051	3,559	4,119
Other expenses:
Salaries and employee benefits	2,488	2,422	4,964	4,896
Premises and equipment	875	805	1,792	1,660
Advertising and marketing	274	215	606	467
Professional services	321	328	639	577
FDIC assessment	79	123	178	249
Loan collection	70	168	117	363
Other real estate owned	24	61	89	184
Office supplies and postage	100	114	207	216
Automated transaction processing	154	115	305	240
Other	376	255	649	635
Total other expenses	4,761	4,606	9,546	9,487
Income before income taxes	2,184	2,025	4,132	3,895
Provision for income taxes	557	512	1,049	988
Net income	$1,627	$1,513	$3,083	$2,907
Per share data:
Net income - basic	$0.67	$0.64	$1.28	$1.24
Net income - diluted	$0.67	$0.64	$1.28	$1.24
Dividends	$0.25	$0.25	$0.50	$0.50

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Net income	$1,627	$1,513	$3,083	$2,907

Other comprehensive income, before tax:
Unrealized holding gain (loss) on available-for-sale securities	1,325	(1,810)	2,340	(2,227)
Reclassification adjustment for net gains realized in income	(94)	(9)	(301)	(128)
Net unrealized gain (loss)	1,231	(1,819)	2,039	(2,355)
Tax effect	(419)	619	(693)	801
Unrealized gain (loss), net of tax	812	(1,200)	1,346	(1,554)
Non-credit-related impairment gain on investment securities not expected to be sold	-	92	-	53
Reclassification adjustment for net gains realized in income	-	-	-	-
Net non-credit-related impairment gain on investment securities	-	92	-	53
Tax effect	-	(31)	-	(18)
Non-credit-related impairment gain on investment securities, net of tax	-	61	-	35
Other comprehensive income (loss), net of tax	812	(1,139)	1,346	(1,519)
Total comprehensive income, net of tax	$2,439	$374	$4,429	$1,388

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2014 and 2013
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			2,907		2,907
Other comprehensive loss				(1,519)	(1,519)
Issuance of common stock through Employee Stock Purchase Plan	4,256	78			78
Issuance of common stock through Dividend Reinvestment Plan	29,191	606			606
Issuance of common stock from vested restricted share grants through stock compensation plans	134
Stock-based compensation expense		59			59
Cash dividends declared			(1,174)		(1,174)
Balance, June 30, 2013	2,356,829	$24,454	$36,732	$(1,283)	$59,903

Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			3,083		3,083
Other comprehensive income				1,346	1,346
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	18,347	448			448
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		117			117
Cash dividends declared			(1,208)		(1,208)
Balance, June 30, 2014	2,419,587	$25,947	$41,394	$2,585	$69,926

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2014	2013

Cash flows from operating activities:
Net income	$3,083	$2,907
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,542	1,722
Provision for loan losses	600	1,150
Deferred income tax expense	47	406
Stock-based compensation expense	117	59
Proceeds from sale of loans held-for-sale	14,523	50,623
Originations of loans held-for-sale	(15,165)	(42,730)
Earnings on bank-owned life insurance	(167)	(166)
Net gain from sales of loans	(252)	(894)
Net gain from sales of investment securities	(301)	(111)
Net (gain) loss on sale and write-down of foreclosed assets held-for-sale	(57)	87
Net loss (gain) on disposal of equipment	66	(1)
Change in:
Accrued interest receivable	(14)	(94)
Other assets	(1,011)	(338)
Accrued interest payable and other liabilities	580	(271)
Net cash provided by operating activities	3,591	12,349

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	187	-
Proceeds from maturities, calls and principal pay-downs	3	82
Available-for-sale securities:
Proceeds from sales	4,877	756
Proceeds from maturities, calls and principal pay-downs	6,319	15,838
Purchases	(14,944)	(15,374)
Increase in FHLB stock	(314)	(590)
Net increase in loans and leases	(19,949)	(32,000)
Acquisition of bank premises and equipment	(955)	(467)
Proceeds from sale of foreclosed assets held-for-sale	1,051	310
Net cash used by investing activities	(23,725)	(31,445)

Cash flows from financing activities:
Net increase in deposits	8,805	4,863
Net increase in short-term borrowings	13,230	8,143
Proceeds from employee stock purchase plan participants	80	78
Dividends paid, net of dividends reinvested	(864)	(727)
Proceeds from dividend reinvestment plan participants	104	159
Net cash provided by financing activities	21,355	12,516
Net increase (decrease) in cash and cash equivalents	1,221	(6,580)
Cash and cash equivalents, beginning	13,218	21,846

Cash and cash equivalents, ending	$14,439	$15,266

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

In the opinion of management, the consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the related consolidated statements of income and consolidated statements of comprehensive income for the three- and six- months ended June 30, 2014 and 2013, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2014 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2014 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of June 30, 2014 and December 31, 2013, loans classified as HFS consisted of residential mortgage loans.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the six months ended June 30, 2014 and 2013, the Company paid interest of $1.4 million and $1.5 million, respectively.   The Company was required to pay income taxes of $0.4 million and $0.9 million during the first six months of 2014 and 2013.  Transfers from loans to foreclosed assets held-for-sale amounted to $1.2 million and $1.4 million during the six months ended June 30, 2014 and 2013, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $0 and $2.7 million and from loans to bank premises and equipment amounted to $1.0 million and $0.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; recognize revenue when (or as) the entity satisfies a performance obligation.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

3.  Accumulated other comprehensive income (loss)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated other comprehensive income (loss) as of and for the periods indicated:

As of and for the six months ended June 30, 2014
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,239	$-	$1,239

Other comprehensive income before reclassifications	1,545	-	1,545
Amounts reclassified from accumulated other comprehensive income	(199)	-	(199)
Net current-period other comprehensive income	1,346	-	1,346
Ending balance	$2,585	$-	$2,585

As of and for the three months ended June 30, 2014
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,773	$-	$1,773

Other comprehensive income before reclassifications	874	-	874
Amounts reclassified from accumulated other comprehensive income	(62)	-	(62)
Net current-period other comprehensive income	812	-	812
Ending balance	$2,585	$-	$2,585

As of and for the six months ended June 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,905	$(1,669)	$236

Other comprehensive (loss) income before reclassifications	(1,469)	35	(1,434)
Amounts reclassified from accumulated other comprehensive income	(85)	-	(85)
Net current-period other comprehensive (loss) income	(1,554)	35	(1,519)
Ending balance	$351	$(1,634)	$(1,283)

As of and for the three months ended June 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,551	$(1,695)	$(144)

Other comprehensive (loss) income before reclassifications	(1,194)	61	(1,133)
Amounts reclassified from accumulated other comprehensive income	(6)	-	(6)
Net current-period other comprehensive (loss) income	(1,200)	61	(1,139)
Ending balance	$351	$(1,634)	$(1,283)

In the tables above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Unrealized gains on AFS securities	$94	$9	$301	$128	Gain on sale, recovery, or disposal of investment securities
	(32)	(3)	(102)	(43)	Provision for income taxes
Total reclassifications for the period	$62	$6	$199	$85	Net income

4. Investment securities

The amortized cost and fair value of investment securities at June 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$15,591	$113	$4	$15,700
Obligations of states and political subdivisions	33,257	1,888	39	35,106
MBS - GSE residential	49,639	1,674	10	51,303

Total debt securities	98,487	3,675	53	102,109

Equity securities - financial services	295	295	-	590

Total available-for-sale securities	$98,782	$3,970	$53	$102,699

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2013
Held-to-maturity securities:
MBS - GSE residential	$177	$18	$-	$195

Available-for-sale securities:
Agency - GSE	$14,667	$8	$74	$14,601
Obligations of states and political subdivisions	32,269	912	570	32,611
MBS - GSE residential	48,137	1,476	104	49,509

Total debt securities	95,073	2,396	748	96,721

Equity securities - financial services	295	230	-	525

Total available-for-sale securities	$95,368	$2,626	$748	$97,246

The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,000	$1,002
Due after one year through five years	9,377	9,419
Due after five years through ten years	6,451	6,637
Due after ten years	32,020	33,748

Total debt securities	48,848	50,806

MBS - GSE residential	49,639	51,303

Total available-for-sale debt securities	$98,487	$102,109

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2014
Agency - GSE	$3,064	$4	$-	$-	$3,064	$4
Obligations of states and political subdivisions	-	-	2,379	39	2,379	39
MBS - GSE residential	2,105	4	1,930	6	4,035	10
Total temporarily impaired securities	$5,169	$8	$4,309	$45	$9,478	$53
Number of securities	4		7		11

December 31, 2013
Agency - GSE	$11,592	$74	$-	$-	$11,592	$74
Obligations of states and political subdivisions	10,148	570	-	-	10,148	570
MBS - GSE residential	11,703	83	3,052	21	14,755	104
Total temporarily impaired securities	$33,443	$727	$3,052	$21	$36,495	$748
Number of securities	38		2		40

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

For all security types, as of June 30, 2014, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s security portfolio.    In addition, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of June 30, 2014, recognition of OTTI on these securities was unnecessary.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- to long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed and adjustable, have varying short- to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

5.  Loans and leases

The classifications of loans and leases at June 30, 2014 and December 31, 2013 are summarized as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Commercial and industrial	$76,343	$74,551
Commercial real estate:
Non-owner occupied	92,272	89,255
Owner occupied	90,364	86,294
Construction	7,167	10,765
Consumer:
Home equity installment	34,459	34,480
Home equity line of credit	39,465	36,836
Auto loans and leases	26,295	22,261
Other	6,751	5,205
Residential:
Real estate	115,082	110,365
Construction	7,435	8,188
Total	495,633	478,200
Less:
Allowance for loan losses	(9,029)	(8,928)
Unearned lease revenue	(133)	(56)

Loans and leases, net	$486,471	$469,216

Net deferred loan costs of $1.2 million and $1.1 million have been added to the carrying values of loans at June 30, 2014 and December 31, 2013, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $251.5 million as of June 30, 2014 and $250.2 million as of December 31, 2013.

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

Non-accrual loans, segregated by class, at June 30, 2014 and December 31, 2013, were as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013

Commercial and industrial	$27	$62
Commercial real estate:
Non-owner occupied	634	1,518
Owner occupied	1,536	1,422
Construction	272	635
Consumer:
Home equity installment	481	393
Home equity line of credit	516	254
Auto loans and leases	-	12
Other	30	22
Residential:
Real estate	576	1,350
Total	$4,072	$5,668

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of June 30, 2014, total TDRs amounted to $1.7 million (5 loans), of which one loan with a balance of $0.9 million was on non-accrual status, compared to $2.0 million (7 loans) and $1.0 million, respectively, as of December 31, 2013.  Of the TDRs outstanding as of June 30, 2014 and December 31, 2013, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the six and twelve months ended June 30, 2014.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

							Recorded
			Past due				investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total	due ≥ 90 days
June 30, 2014	past due	past due	or more *	past due	Current	loans	and accruing

Commercial and industrial	$130	$271	$27	$428	$75,915	$76,343	$-
Commercial real estate:
Non-owner occupied	248	-	634	882	91,390	92,272	-
Owner occupied	910	405	1,536	2,851	87,513	90,364	-
Construction	-	-	272	272	6,895	7,167	-
Consumer:
Home equity installment	278	81	481	840	33,619	34,459	-
Home equity line of credit	10	-	516	526	38,939	39,465	-
Auto loans and leases	383	-	9	392	25,770	26,162	9
Other	17	7	34	58	6,693	6,751	4
Residential:
Real estate	185	564	576	1,325	113,757	115,082	-
Construction	-	-	-	-	7,435	7,435	-
Total	$2,161	$1,328	$4,085	$7,574	$487,926	$495,500	$13

* Includes $4.1 million of non-accrual loans.

							Recorded
			Past due				investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total	due ≥ 90 days
December 31, 2013	past due	past due	or more *	past due	Current	loans	and accruing

Commercial and industrial	$111	$212	$69	$392	$74,159	$74,551	$7
Commercial real estate:
Non-owner occupied	484	35	1,518	2,037	87,218	89,255	-
Owner occupied	1,714	545	1,422	3,681	82,613	86,294	-
Construction	-	-	635	635	10,130	10,765	-
Consumer:
Home equity installment	229	72	393	694	33,786	34,480	-
Home equity line of credit	-	114	275	389	36,447	36,836	21
Auto loans and leases	165	14	23	202	22,003	22,205	11
Other	52	23	22	97	5,108	5,205	-
Residential:
Real estate	158	1,340	1,466	2,964	107,401	110,365	116
Construction	-	-	-	-	8,188	8,188	-
Total	$2,913	$2,355	$5,823	$11,091	$467,053	$478,144	$155

* Includes $5.7 million of non-accrual loans.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.  As of June 30, 2014 and December 31, 2013, impaired loans consisted of non-accrual loans and TDRs.

At June 30, 2014, impaired loans consisted of accruing TDRs totaling $0.8 million and $4.1 million of non-accrual loans.  At December 31, 2013, impaired loans consisted of accruing TDRs totaling $1.0 million and $5.7 million of non-accrual loans.  As of June 30, 2014 and December 31, 2013, the non-accrual loans included non-accruing TDRs of $0.9 million and $1.0 million, respectively.  Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
June 30, 2014
Commercial & industrial	$52	$18	$34	$52	$5	$84	$1	$-
Commercial real estate:
Non-owner occupied	1,284	723	387	1,110	60	1,680	14	-
Owner occupied	1,925	316	1,478	1,794	42	1,954	6	-
Construction	355	-	272	272	-	565	-	-
Consumer:
Home equity installment	614	35	446	481	3	433	-	-
Home equity line of credit	533	-	516	516	-	327	20	-
Auto loans and leases	-	-	-	-	-	5	-	-
Other	37	-	30	30	-	21	-	-
Residential:
Real estate	657	201	375	576	51	1,133	-	-
Construction	-	-	-	-	-	-	-	-
Total	$5,457	$1,293	$3,538	$4,831	$161	$6,202	$41	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2013
Commercial & industrial	$134	$64	$33	$97	$31	$80	$2	$-
Commercial real estate:
Non-owner occupied	2,146	174	1,827	2,001	27	2,173	31	78
Owner occupied	2,136	622	1,327	1,949	90	3,203	36	-
Construction	1,024	-	635	635	-	903	-	-
Consumer:
Home equity installment	501	125	268	393	23	723	37	-
Home equity line of credit	340	-	254	254	-	355	2	-
Auto	12	12	-	12	1	5	-	-
Other	22	-	22	22	-	29	-	-
Residential:
Real estate	1,511	437	913	1,350	110	1,682	71	-
Construction	-	-	-	-	-	-	-	-
Total	$7,826	$1,434	$5,279	$6,713	$282	$9,153	$179	$78

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013

Pass	$72,224	$71,122	$82,247	$78,069	$85,149	$82,975	$6,116	$9,026
Special mention	2,597	2,244	2,687	2,734	2,283	656	715	1,037
Substandard	1,522	1,185	7,338	8,452	2,932	2,663	336	702
Doubtful	-	-	-	-	-	-	-	-
Total	$76,343	$74,551	$92,272	$89,255	$90,364	$86,294	$7,167	$10,765

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013

Performing	$33,978	$34,087	$38,949	$36,561	$26,153	$22,182	$6,717	$5,183
Non-performing	481	393	516	275	9	23	34	22
Total	$34,459	$34,480	$39,465	$36,836	$26,162	$22,205	$6,751	$5,205

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	6/30/2014	12/31/2013	6/30/2014	12/31/2013

Performing	$114,506	$108,899	$7,435	$8,188
Non-performing	576	1,466	-	-
Total	$115,082	$110,365	$7,435	$8,188

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	36	217	240	77	-	570
Recoveries	14	1	22	34	-	71
Provision	114	305	306	8	(133)	600
Ending balance	$1,036	$4,342	$1,570	$1,578	$503	$9,029
Ending balance: individually evaluated for impairment	$5	$102	$3	$51		$161
Ending balance: collectively evaluated for impairment	$1,031	$4,240	$1,567	$1,527		$8,365
Loans Receivables:
Ending balance	$76,343	$189,803	$106,837	$122,517		$495,500
Ending balance: individually evaluated for impairment	$52	$3,176	$1,027	$576		$4,831
Ending balance: collectively evaluated for impairment	$76,291	$186,627	$105,810	$121,941		$490,669

As of and for the three months ended June 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$962	$4,317	$1,517	$1,524	$579	$8,899
Charge-offs	8	65	122	18	-	213
Recoveries	3	-	6	34	-	43
Provision	79	90	169	38	(76)	300
Ending balance	$1,036	$4,342	$1,570	$1,578	$503	$9,029

As of and for the year ended December 31, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	2,091	400	218	-	2,765
Recoveries	30	30	110	1	-	171
Provision	48	1,406	133	327	636	2,550
Ending balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Ending balance: individually evaluated for impairment	$31	$117	$24	$110		$282
Ending balance: collectively evaluated for impairment	$913	$4,136	$1,458	$1,503		$8,010
Loans Receivables:
Ending balance	$74,551	$186,314	$98,726	$118,553		$478,144
Ending balance: individually evaluated for impairment	$97	$4,585	$681	$1,350		$6,713
Ending balance: collectively evaluated for impairment	$74,454	$181,729	$98,045	$117,203		$471,431

Information related to the change in the allowance for loan losses as of and for the three- and six-months ended June 30, 2013 is as follows:

As of and for the six months ended June 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	48	1,627	180	64	-	1,919
Recoveries	6	12	75	-	-	93
Provision	39	228	113	279	491	1,150
Ending balance	$919	$3,521	$1,647	$1,718	$491	$8,296

As of and for the three months ended June 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$854	$3,729	$1,581	$1,658	$414	$8,236
Charge-offs	4	383	142	25	-	554
Recoveries	2	9	3	-	-	14
Provision	67	166	205	85	77	600
Ending balance	$919	$3,521	$1,647	$1,718	$491	$8,296

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the three and six months ended June 30, 2014, there were 38 and 27 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to stock options as of the three and six months ended June 30, 2013.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 3,631 and 2,932 potentially dilutive shares related to unvested restricted share grants as of the three months ended June 30, 2014 and 2013, respectively.  There were 3,665 and 4,172 potentially dilutive shares related to unvested restricted share grants as of the six months ended June 30, 2014 and 2013, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,627	$1,513	$3,083	$2,907
Weighted-average common shares outstanding	2,411,754	2,345,763	2,405,278	2,338,087
Basic EPS	$0.67	$0.64	$1.28	$1.24

Diluted EPS:
Net income available to common shareholders	$1,627	$1,513	$3,083	$2,907
Weighted-average common shares outstanding	2,411,754	2,345,763	2,405,278	2,338,087
Potentially dilutive common shares	3,669	2,932	3,692	4,172
Weighted-average common and potentially
dilutive shares outstanding	2,415,423	2,348,695	2,408,970	2,342,259
Diluted EPS	$0.67	$0.64	$1.28	$1.24

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

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced both the expired 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans).  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no stock-based awards shall be granted after the plans’ tenth anniversary – or in the year 2022.  As of June 30, 2014, the Company had 19,000 of previously issued and unexercised stock options outstanding.  Also, as of June 30, 2014, the intrinsic value for outstanding stock options with market prices that exceeded their strike price amounted to $1,900.  The Company has not issued stock options since 2008.

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the six months ended June 30, 2014 and 2013 under the 2012 stock incentive plans:

	2014			2013
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	2,000	$27.00	1 year	8,000	$21.20	2 yrs - 50% per year
Omnibus plan	2,120	27.00	4 yrs - 25% per year	6,000	21.20	4 yrs - 25% per year
Total	4,120	$27.00		14,000	$21.20

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2013	8,000	5,000	13,000
Granted	2,000	2,120	4,120
Forfeited	-	-	-
Vested	(4,000)	(1,250)	(5,250)
Balance at June 30, 2014	6,000	5,870	11,870

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of June 30, 2014, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $27.85 per share.

Share-based compensation is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the three- and six-months ended June 30, 2014 and 2013 and the unrecognized stock-based compensation expense as of June 30, 2014:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Stock-based compensation expense:
Director plan	$35	$21	$65	$35
Omnibus plan	10	9	19	14
Total stock-based compensation expense	$45	$30	$84	$49

As of June 30,
(dollars in thousands)	2014
Unrecognized stock-based compensation expense:
Director plan	$81
Omnibus plan	120
Total unrecognized stock-based compensation expense	$201

The unrecognized stock-based compensation expense as of June 30, 2014 will be recognized ratably over the periods ended January 2015 and January 2018 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30, 2014, 34,329 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2014 and 2013, compensation expense related to the ESPP approximated $33 thousand and $10 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$14,439	$14,439	$14,439	$-	$-
Available-for-sale securities	102,699	102,699	590	102,109	-
FHLB stock	2,954	2,954	-	2,954	-
Loans and leases, net	486,471	487,436	-	-	487,436
Loans held-for-sale	1,633	1,664	-	1,664	-
Financial liabilities:
Deposit liabilities	538,503	538,682	-	538,682	-
Short-term borrowings	21,872	21,872	-	21,872	-
Long-term debt	16,000	17,598	-	17,598	-

December 31, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$13,218	$13,218	$13,218	$-	$-
Held-to-maturity securities	177	195	-	195	-
Available-for-sale securities	97,246	97,246	525	96,721	-
FHLB stock	2,640	2,640	-	2,640	-
Loans and leases, net	469,216	467,381	-	-	467,381
Loans held-for-sale	917	937	-	937	-
Financial liabilities:
Deposit liabilities	529,698	529,968	-	529,968	-
Short-term borrowings	8,642	8,642	-	8,642	-
Long-term debt	16,000	17,904	-	17,904	-

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

FHLB stock:  The Company considers the fair value of FHLB stock equal to its carrying value or cost since there is no market value available and investments in and transactions for the stock are restricted and limited to the FHLB and its member-banks.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$15,700	$-	$15,700	$-
Obligations of states and political subdivisions	35,106	-	35,106	-
MBS - GSE residential	51,303	-	51,303	-
Equity securities - financial services	590	590	-	-
Total available-for-sale securities	$102,699	$590	$102,109	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,601	$-	$14,601	$-
Obligations of states and political subdivisions	32,611	-	32,611	-
MBS - GSE residential	49,509	-	49,509	-
Equity securities - financial services	525	525	-	-
Total available-for-sale securities	$97,246	$525	$96,721	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis during the first six months of 2013.  Prior to December 31, 2013, Level 3 financial instruments measured at fair value consisted of the Company’s investment in pooled trust preferred securities.  The Company sold its entire portfolio of pooled trust preferred securities in the fourth quarter of 2013.  See Note 4, “Investment Securities”, and Note 13, “Fair Value Measurements” within the notes to the audited consolidated financial statements, incorporated by reference to the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 19, 2014 for an expanded discussion on the Company’s investment, fair value determination and activity of its portfolio of pooled trust preferred securities:

(dollars in thousands)
As of and for the six months ended June 30, 2013

Balance at beginning of period	$1,825
Realized gains (losses) in earnings	-
Unrealized gains (losses) in OCI:
Gains	542
Losses	(124)
Pay down / settlement	(127)
Interest paid-in-kind	5
Accretion	2
Balance at end of period	$2,123

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,132	$-	$-	$1,132
Other real estate owned	1,738	-	-	1,738
Total	$2,870	$-	$-	$2,870

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,152	$-	$-	$1,152
Other real estate owned	1,642	-	-	1,642
Other repossessed assets	8	-	-	8
Total	$2,802	$-	$-	$2,802

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

Valuation techniques for impaired loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows.  Both techniques include various Level 3 inputs which are not identifiable.  The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.  For example, from time-to-time, the Company may refer to the National Automobile Dealers Association (NADA) guide to estimate a vehicle’s fair value for an impaired auto loan.  At June 30, 2014 and December 31, 2013, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -9.00%  to -37.86% and from -16.00% to -36.15%, respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -28.79% and -24.84% as of

June 30, 2014 and December 31, 2013, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For other real estate owned, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2014 and December 31, 2013, the discounts applied to the appraised value of other real estate owned ranged from -17.35% to -41.50% and from -18.22% to ‑72.17%, respectively.  As of June 30, 2014 and December 31, 2013, the weighted-average of discount to the appraisal values for other real estate owned amounted to -28.13% and -30.79%, respectively.

As of June 30, 2014, there were no adjustments to the carrying value of repossessed assets, consisting of automobiles, compared to one automobile at December 31, 2013.  The Company refers to the NADA guide to determine a vehicle’s fair value.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2014 compared to December 31, 2013 and a comparison of the results of operations for the three- and six- months ended June 30, 2014 and 2013.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2013 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder;
▪	the adequacy of the allowance for loan losses;
▪	impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

▪	technological changes;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	disruptions due to flooding, severe weather conditions, or other natural disasters or Acts of God;
▪	acts of war or terrorism; and
▪	disruption of credit and equity markets.

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

Executive Summary

The Company is a Pennsylvania corporation and is a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank.  The Company is headquartered in Dunmore, Pennsylvania.  We consider Lackawanna and Luzerne Counties our primary marketplace.

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our physical presence, consisting presently of our 11-branch network, with construction underway to improve our footprint in Luzerne County.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low for the near-term.  Long-term interest rates moved higher during the latter half of 2013 but receded in the 2014 first half, with the ten-year U.S. Treasury rate decreasing from 3.04% at the end of December 2013 to 2.53% at the end of June 2014, approximating the rate from one year ago.  The national unemployment rate for June 2014 was 6.1%, down from 6.7% at December 2013 with new job growth in 2014 continuing at its slow pace.  In our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate has decreased to 6.9% at June 30, 2014 from 7.7% as of December 31, 2013 and 9.4% at June 30, 2013.  In the year-over-year comparison, the regional unemployment rate declined due to the departure of people in the labor force.  During the first six months of 2014, the decline in the labor force matched the decline in the number of unemployed.  Despite the decline in the first half of the year, our region continues to have the highest unemployment rate among the state’s 14 metropolitan areas.  Also, softness persists in the housing and real estate markets. Foreclosure activity has continued to be above average, fueled by the high unemployment rate.  We believe market conditions are slowly improving in our region; however they continue to lag behind the national recovery rate.  In light of these statistics, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2013 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us begin on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts that the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

General

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

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes.  Non-interest income consists of: service charges on the Company’s loan and deposit products; interchange fees; trust and asset management service fees; increases in the cash surrender value of the bank owned life insurance and from net gains or losses from sales of loans and securities.  Non-interest expense consists of: compensation and related employee benefit costs; occupancy; equipment; data processing; advertising and marketing; FDIC insurance premiums; professional fees; loan collection; net other real estate owned (ORE) expenses; supplies and other operating overhead.

Comparison of the results of operations

Three- and six-  months ended June 30, 2014 and 2013

Overview

Net income for the second quarter of 2014 increased $0.1 million, or 8%, to $1.6 million, or $0.67 per diluted share, compared to $1.5 million, or $0.64 per diluted share, in the same 2013 quarter.  For the six months ended June 30, 2014, the Company generated net income of $3.1 million, or $1.28 per diluted share, compared to $2.9 million, or $1.24 per diluted share, for the six months ended June 30, 2013.  In both the quarter and year-to-date comparisons, the increase in net income was caused by higher net interest income coupled with lower provisions for loan losses which were partially offset by a decline in non-interest income and higher non-interest expenses.  Non-interest income decreased mostly because of lower total net gains on sales of fewer loans.

Return on average assets (ROA) was 1.01% and 1.00% for the second quarters of 2014 and 2013, respectively and 0.96% for both the six months ended June 30, 2014 and 2013, respectively.  ROA did not experience significant change in the quarter and year-to-date periods because the impact of the increase in net income was largely in line with the increase in average assets.  Return on average shareholders’ equity (ROE) was 9.47% and 9.98% for the three months ended June 30, 2014 and 2013, respectively and 9.14% and 9.74% for the six months ended June 30, 2014 and 2013, respectively.  The decrease in ROE in the three and six month comparison was caused by an increase in shareholders’ equity that was boosted mostly by 2013 earnings.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.2 million, or 5%, from $5.2 million for the quarter ended June 30, 2013 to $5.4 million for the quarter ended June 30, 2014, with increased interest income and to a lesser extent, reduced interest expense combining for the increase.  The Company experienced a $25.2 million net increase in average interest-bearing deposits, but  a four basis point decline on average rates paid due to a  12 basis point decline on rates paid on certificates of deposit, or CDs.  The lower rates paid on CDs in conjunction with a $7.4 million decline in their average balances resulted in a $54 thousand decrease in interest expense from time deposits.  Interest expense from interest-bearing transaction deposits increased $41 thousand mostly due to higher average balances, from successful efforts in generating interest-bearing checking and money market deposits and also from higher rates paid on promotional deposit-gathering offerings and negotiated rates.  The portfolio of interest-earning assets increased $37.4 million and helped offset the negative impact of a ten basis point net reduction in their yields – the negative impact stemming from the loan portfolio.  The loan portfolio increased $32.4 million on average, which boosted its earnings despite a 26 basis point reduction in yield.  The increase in interest income was driven by a 70 basis point increase in the yields earned on investment securities.  In the fourth quarter of 2013, the Company’s sold its entire portfolio of corporate bonds, which consisted of pooled trust preferred securities that were essentially non-performing.  The proceeds of the sale were re-deployed into earning assets.

Net interest income for the six months ended June 30, 2014 increased $0.3 million, or 3%, from $10.4 million in the first half of 2013 to $10.7 million in the first half of 2014.  As explained above, proceeds from the sale of the corporate bonds in the fourth quarter of 2013 were reinvested to generate higher income in the first half of 2014.  Although total average investment securities decreased by $1.5 million, interest income from these securities increased $0.3 million due to a 68 basis point higher yield.  The higher average balances in the commercial and residential loan portfolios drove an additional increase in interest income despite a decline in yield of 37 basis points and four basis points, respectively.

The fully-taxable equivalent (FTE) net interest rate spread and margin both decreased by five basis points for the three- and six-months ended June 30, 2014 compared to the three- and six-months ended June 30, 2013.  The decline in the interest rate spread was caused by a more rapid decline in earning-asset yields compared to the rates paid on their funding sources, while the margin declined due to a lower yielding,  larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, was reduced by four basis points for the quarter and six months ended June 30, 2014 compared to the same periods in 2013 because of lower rates paid notwithstanding higher balances of average interest-bearing liabilities.

During 2014, the Company expects to continue to operate in a low interest rate environment, with volatility continuing at the mid- to long-end of the curve and stable, but near zero at the shortest end.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising at the long end, interest rate margin may continue to experience compression. However for 2014, the Company anticipates net interest income to stabilize or improve marginally as growth in interest-earning assets would help offset the impact of lower rates.  The FOMC has not adjusted the short-term federal funds rate upward and is not expected to do so well into 2015, helping contain funding costs.  Continued growth in the commercial and consumer loan portfolios will be the Company’s strategy for 2014, and when coupled with historically low funding costs, should help contain the interest rate margin.

The Company’s cost of interest-bearing liabilities was 65 basis points for both the three- and six- months ended June 30, 2014 or five basis points lower than the cost for the three- and six- months ended June 30, 2013.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  As noted, interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in the near-term thereby further pressuring net interest income should deposit rates begin to steadily rise.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-enhancing strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things,  interest rate risk and when deemed necessary adjusts interest rates.  ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s marketing department, together with ALM, lenders and deposit gatherers, continue to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits to improve net interest income performance.

The tables that follow set forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  In the 2013 periods, securities include non-accrual securities.  Net deferred loan cost amortization of $83.3 thousand and $72.2 thousand for the second quarters of 2014 and 2013, respectively, and $147.7 thousand and $137.9 thousand for the first halves of 2014 and 2013, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2014			June 30, 2013
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$6,353	$5	0.28%	$2,463	$2	0.31%
Investments:
Agency - GSE	15,612	56	1.44	15,190	13	0.34
MBS - GSE residential	49,742	201	1.62	48,233	123	1.03
State and municipal	34,411	519	6.05	29,516	459	6.23
Other	2,904	27	3.78	9,190	19	0.83
Total investments	102,669	803	3.14	102,129	614	2.44
Loans and leases:
Commercial	267,483	3,097	4.64	247,859	3,087	4.99
Consumer	65,247	896	5.51	57,522	876	6.11
Residential real estate	158,707	1,598	4.04	153,642	1,556	4.06
Total loans and leases	491,437	5,591	4.56	459,023	5,519	4.82
Federal funds sold	580	-	0.25	22	-	0.26
Total interest-earning assets	601,039	6,399	4.27%	563,637	6,135	4.37%
Non-interest earning assets	48,388			45,215
Total assets	$649,427			$608,852

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$110,502	$53	0.19%	$109,414	$56	0.21%
Interest-bearing checking	101,261	40	0.16	80,110	19	0.10
MMDA	91,047	129	0.57	80,736	105	0.52
CDs < $100,000	69,126	160	0.93	76,912	200	1.04
CDs > $100,000	41,789	116	1.11	41,355	130	1.26
Clubs	1,830	1	0.14	1,865	1	0.16
Total interest-bearing deposits	415,555	499	0.48	390,392	511	0.52
Repurchase agreements	8,215	3	0.17	8,807	4	0.18
Borrowed funds	23,692	219	3.70	22,392	217	3.89
Total interest-bearing liabilities	447,462	721	0.65%	421,591	732	0.70%
Non-interest bearing deposits	129,069			122,805
Non-interest bearing liabilities	3,942			3,657
Total liabilities	580,473			548,053
Shareholders' equity	68,954			60,799
Total liabilities and shareholders' equity	$649,427			$608,852
Net interest income - FTE		$5,678			$5,403

Net interest spread			3.62%			3.67%
Net interest margin			3.79%			3.84%
Cost of funds			0.50%			0.54%

	Six months ended
(dollars in thousands)	June 30, 2014			June 30, 2013
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,057	$12	0.26%	$9,900	$14	0.29%
Investments:
Agency - GSE	15,605	110	1.42	16,325	58	0.71
MBS - GSE residential	49,413	392	1.60	49,336	258	1.06
State and municipal	33,936	1,018	6.05	28,435	894	6.34
Other	2,728	51	3.81	9,125	39	0.86
Total investments	101,682	1,571	3.12	103,221	1,249	2.44
Loans and leases:
Commercial	265,091	6,130	4.66	244,827	6,110	5.03
Consumer	63,730	1,744	5.52	56,490	1,784	6.37
Residential real estate	157,364	3,192	4.09	153,627	3,144	4.13
Total loans and leases	486,185	11,066	4.59	454,944	11,038	4.89
Federal funds sold	312	-	0.26	231	-	0.26
Total interest-earning assets	597,236	12,649	4.27%	568,296	12,301	4.37%
Non-interest earning assets	48,046			45,083
Total assets	$645,282			$613,379

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$110,002	$108	0.20%	$109,146	$112	0.21%
Interest-bearing checking	101,212	82	0.16	81,631	46	0.11
MMDA	88,742	244	0.55	80,640	209	0.52
CDs < $100,000	70,154	326	0.94	75,899	398	1.06
CDs > $100,000	41,165	226	1.11	41,313	260	1.27
Clubs	1,610	1	0.14	1,624	1	0.16
Total interest-bearing deposits	412,885	987	0.48	390,253	1,026	0.53
Repurchase agreements	12,138	12	0.19	13,068	13	0.20
Borrowed funds	20,066	429	4.31	19,333	428	4.46
Total interest-bearing liabilities	445,089	1,428	0.65%	422,654	1,467	0.70%
Non-interest bearing deposits	128,406			126,812
Non-interest bearing liabilities	3,769			3,734
Total liabilities	577,264			553,200
Shareholders' equity	68,018			60,179
Total liabilities and shareholders' equity	$645,282			$613,379
Net interest income - FTE		$11,221			$10,834

Net interest spread			3.62%			3.67%
Net interest margin			3.79%			3.84%
Cost of funds			0.50%			0.54%

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

Provisions for loan losses of $0.3 million were recorded during the second quarter of 2014, compared to provisions of $0.6 million in the second quarter of 2013, a decline of $0.3 million. Similarly, provisions for loan losses declined in the first half of 2014 compared to the first half of 2013 – a $0.6 million decline.    The decline in the provisions for loan losses in both periods was due to a substantial improvement in credit quality.  The Company’s non-performing loans declined to $4.1 million as of June 30, 2014, a $1.7 million decrease from year-end 2013.  Although credit quality continues to improve, additions to the provision during the first six months of 2014 were required to reserve in connection with loan growth in the period, protect against inherent losses that exist in the portfolio and reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $9.0 million as of June 30, 2014 compared to $8.9 million as of December 31, 2013.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended June 30, 2014, non-interest income amounted to $1.8 million, a $0.2 million, or 11%, decrease compared to $2.0 million recorded during the three months ended June 30, 2013.  A decline in the mortgage loan origination and refinance activities resulted in $0.3 million less gains recognized from the sales of fewer mortgage loans in the current year quarter compared to the same quarter of 2013.  In conjunction with the declining activity in the residential lending area, mortgage loan fees declined $0.1 million during the quarter ended June 30, 2014 compared to June 30, 2013.  These items were partially offset by gains recognized from investment security sales, interchange fees, commercial loan service charges and rental income, or approximately $0.2 million in the aggregate.

For the six months ended June 30, 2014, non-interest income decreased $0.6 million, or 14%, to $3.5 million recorded in the first half of 2014 compared to $4.1 million recorded in the first half of 2013.  The high volume of residential loan refinance activity, molded by the prevailing low interest rate environment, has subsided as many existing mortgage holders as well as new home owners have previously availed themselves to this rare economic occurrence.  While the Company continues to seek borrowers who have not yet benefited from this event, the volume of residential loans sold into the secondary market has declined resulting in a $0.6 million decline in gains from their sales in the first six months of 2014 compared to the same 2013 period.  In tandem with this decline are lower mortgage service charges of approximately $0.2 million.  Partially offsetting these items were gains from security sales, interchange fees, and rental income of $0.3 million in total.

Other operating expenses

For the three months ended June 30, 2014, total other operating expenses increased $0.2 million, or 3%, compared to the three months ended June 30, 2013. Salary and employee benefits increased $66 thousand, or 3%, in the second quarter of 2014 compared to the second quarter of 2013.  The primary cause of the increase was comprised of: the addition of a full-time equivalent (FTE) employee to the commercial lending department due to the focus on growing the commercial loan portfolio; annual merit increases; incentives awarded to key members of management partially offset by a reduction in the cost of group insurance due to lower amounts of medical claims, net of increased carrying costs.  The increase in premises and equipment of $70 thousand, or 9%, was caused by higher costs of utilities, facility and equipment repairs, insurance and higher technology costs for core system maintenance price increases and also a higher volume of mobile and online banking usage.   Advertising and marketing expenses increased $59 thousand, or 27%, in the second quarter 2014 compared to the second quarter 2013.  The current year quarter included brand advertising, consisting of television, radio, billboards and newspaper media.  The other component of other operating expenses increased due to a large tax refund from a favorable outcome of a state sales tax appeal in the 2013 quarter and in the 2014 quarter, a greater amount of overhead due to lower levels of loan cost deferrals.  On the upside, loan collection expenses declined $0.1 million for the quarter ended June 30, 2014 compared to the same period in 2013 due principally to fewer problem loans requiring significant collection effort.  The net expense to carry other real estate (ORE) including, carrying costs, write-down to fair value, gains and losses from their sales and disposition of other foreclosed assets held-for-sale, decreased $37 thousand primarily due to a $73 thousand lower write-down to fair value during the current year quarter partially offset by $20 thousand in lower net gains on property sales and a $14 thousand increase in property ownership carrying costs.

For the six months ended June 30, 2014, total other operating expenses increased by $59 thousand, or less than 1%, compared to the six months ended June 30, 2013.  Salary and employee benefits increased $68 thousand, or 1%, during the first half of 2014 compared to the first half of 2013.  The cause of the increase stems from select staff replacements at higher salary levels, the aforementioned addition of an FTE to commercial lending, annual merit increases and one-time salary increases awarded to employees in the normal course of performance management.  As noted above, these items were offset by a reduction in expenses incurred for group insurance due to reduced medical claims net of increased carrying costs.  Premises and equipment increased during the period by $0.1 million, or 8%.  In addition to the items noted above in the quarterly comparison, the extreme winter weather conditions in the current year required additional expenditures for facility maintenance.  The $0.1 million, or 30%, increase in advertising and marketing in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was caused by an increase in contributions to help fund marketplace educational institutions under one of the Pennsylvania-administered educational improvement programs.  The higher professional services is related to a 2013 legal accrual adjustment and the timing of  legal service needs for the Company’s trust department.  The $65 thousand, or 27%, increase in automated transaction processing was caused by a higher volume of transactions as well as increased transaction fees caused by regulatory requirements placed on processing networks.  In addition, the Company introduced a debit card rewards program whereby customers earn points that can be redeemed at area merchants.  The program did not begin until the end of the second quarter of 2013, compared to a full six months in 2014.  These items were partially offset by a decrease of $0.2 million, or 68%, in loan collection expenses.  The Company is making significant progress in addressing and resolving problematic loans in an effort to contain these costs.  The 2013 figure includes the final collection related expenditures associated with one large commercial loan.  ORE expenses declined by nearly $0.1 million, or by more than half in the current year.  Almost all of the decline can be attributed to a lower write-down to fair value of ORE balances in the current period.  A lower assessment rate caused the FDIC insurance premium to decrease $71 thousand, or 28%, during the six months ended June 30, 2014 compared to the same 2013 period.

Comparison of financial condition at

June 30, 2014 and December 31, 2013

Overview

Consolidated assets increased $26.5 million, or 4%, to $650.3 million as of June 30, 2014 from $623.8 million at December 31, 2013.  The increase in assets was funded through growth in deposits of $8.8 million, short-term borrowings of $13.2 million and a $3.9 million increase in shareholders’ equity.  Net income of $3.1 million and $1.3 million in other comprehensive income partially offset by $0.8 million of dividends declared net of activity in the Company’s dividend reinvestment plan drove equity growth.  The increase in the funding sources was used to fund loan and investment growth.

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

As of June 30, 2014, the carrying value of investment securities amounted to $102.7 million, or 16% of total assets, compared to $97.4 million, or 16% of total assets, at December 31, 2013.  On June 30, 2014,  50% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities with a carrying value of $102.7 million as of June 30, 2014.  The AFS securities were recorded with a net unrealized gain of $3.9 million as of June 30, 2014 compared to a net unrealized gain of $1.9 million as of December 31, 2013, or a net improvement of $2.0 million during the first half of 2014.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.

As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the value of bonds tend to decline.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be dependent on the direction and magnitude of interest rate movements and the duration of the Company’s bonds.  If interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

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

During the first six months of 2014, the carrying value of total investments increased $5.3 million, or 5%.  The increase was due to the deployment of the proceeds from the sale of the Company’s corporate bonds that consisted of pooled trust preferred securities that occurred late in the fourth quarter of 2013.  For the remainder of 2014, the Company expects marginal growth in the investment portfolio which will be used to complement loan growth, the latter providing the potential for stronger earnings performance.  The Company expects to maintain a diverse and, in terms of total assets, a proportionately level investment portfolio throughout 2014.

A comparison of investment securities at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$51,303	49.9%	$49,686	51.0%
State & municipal subdivisions	35,106	34.2	32,611	33.5
Agency - GSE	15,700	15.3	14,601	15.0
Equity securities - financial services	590	0.6	525	0.5
Total	$102,699	100.0%	$97,423	100.0%

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $37 thousand and $4 thousand for the six months ended June 30, 2014 and 2013, respectively.  The dividend rate has continued to rise in each of the quarters of 2013 and into 2014.  The balance in FHLB stock was $3.0 million and $2.6 million as of June 30, 2014 and December 31, 2013, respectively.

Loans held-for-sale (HFS)

Upon origination, most residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as held-for-sale (HFS).  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.  As of June 30, 2014 and December 31, 2013, loans HFS consisted of residential mortgage loans.

As of June 30, 2014 and December 31, 2013, loans HFS had a carrying amount of $1.6 million and $0.9 million, respectively, which approximated their fair values.  During the six months ended June 30, 2014, residential mortgage loans with principal balances of $14.4 million were sold into the secondary market and the Company recognized net gains of $0.3 million, compared to $50.2 million and $0.8 million, respectively during the six months ended June 30, 2013.  Gains of $41 thousand, deferred from sales of Small Business Administration (SBA) loans in the fourth quarter of 2012, were recognized in the first quarter of 2013. There were no gains recognized from sales of SBA loans in 2014.  With a decline in the residential mortgage origination, refinance and modification activities, the Company does not expect to achieve the same level of gains from loan sales as it had in 2013.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At June 30, 2014 and December 31, 2013, the servicing portfolio balance of sold residential mortgage loans was $251.5 million and $250.2 million, respectively.

Loans and leases

Asset quality remains a top priority for our Company.  For the first six months of 2014, we have seen a reduction of $1.7 million, or 30%, in non-performing loans.  We have been able to institute best practices by utilizing the expertise of our personnel, and making use of their experience and/or contacts of both internal and external auditors and our regulators which has not only been helpful to us in achieving this reduction but, has provided the framework for maintaining a strong asset quality given our local, regional and national economy.  We continue the utilization of loan participations (sharing loans with other financial institutions) and various government guaranty programs helping us by further reducing our risk.  These programs help reduce our risk exposure to any one borrower.

We have a relationship management system in place which consists of a formal calling program for existing and prospective clients and centers of influence such as, accountants and attorneys.  During the first six months of 2014, this program has documented in excess of 2,600 meetings stemming predominantly from commercial customer relationships but discussion topics address both business and retail services.  This program continues to build customer loyalty and a teamwork approach. We strive toward being a fully focused customer centric organization and a trusted financial advisor.

We remain a preferred lender and ranked in the top twenty-five in volume of our peers in the Philadelphia region of the SBA program.  As a preferred lender it allows us to provide the business community with credit under terms and conditions that without SBA would not be possible.

Commercial and industrial

The commercial and industrial (C&I) loan portfolio increased $1.7 million, or 2%, from $74.6 million at December 31, 2013 to $76.3 million at June 30, 2014.  While this product experienced some growth during the first six months of 2014, due to the lack of demand for C&I credits and high competition in the community banking arena within our market place, we expect flat to nominal growth for the remainder of 2014.

Commercial real estate

The commercial real estate loan portfolio increased $3.5 million, or 2%, from $186.3 million at December 31, 2013 to $189.8 million as of June 30, 2014.  The majority of growth continues to be in the owner occupied real estate category.  Inherently, the owner occupied real estate category has less risk and continues to be our focus for growth.

 Consumer

The consumer loan portfolio increased by $8.2 million, or 8%, from $98.8 million at December 31, 2013 to $107.0 million at June 30, 2014.  The increase in this portfolio was primarily attributable to the auto loans and leases category.  During the first half of 2014, the Company’s strategy of building on its existing relationships with automobile dealerships for loans and leases enabled the Company to grow this portfolio segment.  Steady growth here as well as seasonal promotions of home equity lines of credit accounted for the consumer loan growth in the first half of 2014.  Continued emphasis on this segment is expected for the remainder of the year.

Residential

The residential loan portfolio grew $3.9 million, or 3%, from $118.6 million at December 31, 2013 to $122.5 million at June 30, 2014.  Incremental originations, primarily within the scope of the Company’s residential mortgage loan modification program targeting loans of relatively short duration – 15 years or less, has had reasonable success in light of contravening market factors including an extended low interest rate environment.

The composition of the loan portfolio at June 30, 2014 and December 31, 2013, is summarized as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$76,343	15.4%	$74,551	15.6%
Commercial real estate:
Non-owner occupied	92,272	18.6	89,255	18.7
Owner occupied	90,364	18.2	86,294	18.0
Construction	7,167	1.4	10,765	2.2
Consumer:
Home equity installment	34,459	7.0	34,480	7.2
Home equity line of credit	39,465	8.0	36,836	7.7
Auto and leases	26,295	5.3	22,261	4.7
Other	6,751	1.4	5,205	1.1
Residential:
Real estate	115,082	23.2	110,365	23.1
Construction	7,435	1.5	8,188	1.7
Gross loans	495,633	100.0%	478,200	100.0%
Less:
Allowance for loan losses	(9,029)		(8,928)
Unearned lease revenue	(133)		(56)
Net loans	$486,471		$469,216

Loans held-for-sale	$1,633		$917

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

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets monthly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due.  The assessment process also includes the review of all loans on non-accruing status as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Net charge-offs for the six months ended June 30, 2014 were $0.5 million compared to $1.8 million for the six months ended June 30, 2013.  This represented a year-over-year improvement due to a general increase in overall credit quality.  During the second quarter of 2014, charge-offs were taken on a variety of consumer and commercial loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.0 million as of June 30, 2014, $8.9 million as of December 31, 2013 and $8.3 million as of June 30, 2013.   Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values.

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

During the fourth quarter of 2013, the Company changed its methodology to determine historical loss percentages from a two-year average that was calculated annually to a trailing twelve-quarter average. Management determined that utilizing a trailing twelve-quarter average minimizes the impact of certain anomalies caused by irregular occurrences such as infrequent large loan charge-offs.  In addition, during the fourth quarter of 2013, management changed its methodology used to calculate the allowance for loan losses by eliminating certain loans from the calculation that have very little risk of not being collected.  Such loans would include the guaranteed portion of all commercial loans that carry a guarantee by the SBA and all loan categories that are fully secured by cash collateral.  The change in the averaging convention had an immaterial impact on the June 30, 2014 and December 31, 2013 allowance calculations.  In addition, by excluding the cash secured and guarantee portion of SBA loans, the Company was able to reduce the allowance requirement by approximately $0.2 million both as of June 30, 2014 and December 31, 2013.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2014		December 31, 2013		June 30, 2013

Balance at beginning of period	$8,928		$8,972		$8,972

Charge-offs:
Commercial and industrial	36		56		48
Commercial real estate	217		2,091		1,627
Consumer	240		400		180
Residential	77		218		64
Total	570		2,765		1,919

Recoveries:
Commercial and industrial	14		30		6
Commercial real estate	1		30		12
Consumer	22		110		75
Residential	34		1		-
Total	71		171		93
Net charge-offs	499		2,594		1,826
Provision for loan losses	600		2,550		1,150
Balance at end of period	$9,029		$8,928		$8,296

Net charge-offs (annualized) to average total loans outstanding	0.21%		0.56%		0.80%
Allowance for loan losses to net charge-offs (annualized)	9.05	x	3.44	x	2.27	x
Allowance for loan losses to total loans	1.82%		1.86%		1.78%
Loans 30 - 89 days past due and accruing	$3,489		$5,268		$1,921
Loans 90 days or more past due and accruing	$13		$155		$993
Non-accrual loans	$4,072		$5,668		$6,710
Allowance for loan losses to loans 90 days or more past due and accruing	694.54	x	57.60	x	8.35	x
Allowance for loan losses to non-accrual loans	2.22	x	1.58	x	1.24	x
Allowance for loan losses to non-performing loans	2.21	x	1.53	x	1.08	x
Average total loans	$486,185		$461,539		$454,944

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  As of June 30, 2014, non-performing assets represented 1.08% of total assets, favorable results compared with 1.44% as of December 31, 2013 and 2.03% at June 30, 2013.  The improvement resulted from a significant reduction in non-performing loans, elimination of the non-accrual securities (pooled trust preferred securities), and a reduction in troubled debt restructurings.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013

Loans past due 90 days or more and accruing	$13	$155	$993
Non-accrual loans *	4,072	5,668	6,710
Total non-performing loans	4,085	5,823	7,703
Troubled debt restructurings	759	1,045	1,078
Other real estate owned and repossessed assets	2,186	2,086	2,617
Non-accrual securities	-	-	1,089
Total non-performing assets	$7,030	$8,954	$12,487

Total loans, including loans held-for-sale	$497,133	$479,061	$465,350
Total assets	$650,306	$623,825	$615,175
Non-accrual loans to total loans	0.82%	1.18%	1.44%
Non-performing loans to total loans	0.82%	1.22%	1.66%
Non-performing assets to total assets	1.08%	1.44%	2.03%

* In the table above, the amount includes non-accrual TDRs of $0.9 million as of June 30, 2014, $1.0 million as of December 31, 2013 and $1.0 million as of June 30, 2013.

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

Non-performing loans, consisting of loans over 90 days past due and accruing and non-accrual loans, decreased $1.7 million, or 30%, from $5.8 million on December 31, 2013 to $4.1 million at June 30, 2014.  As of year-end 2013, the over 90 days past due portion was $200 thousand, which consisted of four loans to four unrelated borrowers, ranging from $7 thousand to $100 thousand.  As of June 30, 2014, the past due over 90 days totaled $13 thousand, which consisted of two loans to two unrelated borrowers.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2013, there were 47 loans to 37 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  At June 30, 2014 there were 42 loans to 39 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.9 million.  The decrease in non-accrual loans was related to loans that were charged off, paid off, transferred to ORE or moved back to accrual status.

At June 30, 2014, the non-accrual loans aggregated $4.1 million as compared to $5.7 million at December 31, 2013.  The net decrease in the level of non-accrual loans during the period ending June 30, 2014 occurred as follows: additions to the non-accrual loan component of the non-performing assets totaling $1.2 million were made during the period and capitalized expenditures of $0.2 million; these were offset by reductions or payoffs of $0.4 million, charge-offs of $0.4 million, $1.1 million of transfers to ORE and $0.1 million of loans that returned to performing status.  In addition, $1.0 million of non-accrual loans were transferred from loans to premises and equipment as more fully described under the caption “Premises and equipment”, contained in this management’s discussion and analysis below.  The ratio of non-performing loans to total loans was 0.82% at June 30, 2014 compared to 1.22% at December 31, 2013.

The composition of non-performing loans as of June 30, 2014 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$76,343	$-	$27	$27	0.04%
Commercial real estate:
Non-owner occupied	92,272	-	634	634	0.69%
Owner occupied	90,364	-	1,536	1,536	1.70%
Construction	7,167	-	272	272	3.80%
Consumer:
Home equity installment	34,459	-	481	481	1.40%
Home equity line of credit	39,465	-	516	516	1.31%
Auto loans and leases	26,162	9	-	9	0.03%
Other	6,751	4	30	34	0.50%
Residential:
Real estate	115,082	-	576	576	0.50%
Construction	7,435	-	-	-	-
Loans held-for-sale	1,633	-	-	-	-

Total	$497,133	$13	$4,072	$4,085	0.82%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of June 30, 2014 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $78 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $1.7 million at June, 2014, which was a slight decrease from the December 31, 2013 total of $2.0 million, the result of loan payoffs during the first half of 2014.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the six months ended June 30, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Pay downs / payoffs	10	276	37	323
Ending balance	$25	$734	$930	$1,689

As of and for the year ended December 31, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	7	51	99	157
Ending balance	$35	$1,010	$967	$2,012

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.2 million at June 30, 2014 and $2.1 million at December 31, 2013. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$2,078	15	$1,600	12

Additions	1,071	5	2,381	15
Pay downs	-		(34)
Write downs	(5)		(443)
Sold	(970)	(9)	(1,426)	(12)
Balance at end of period	$2,174	11	$2,078	15

As of June 30, 2014, ORE consisted of eleven properties from ten unrelated borrowers totaling $2.2 million.  Four of these properties ($1.0 million) were added in 2014; three were added in 2013 ($0.3 million); two were added in 2012 ($0.3 million); one was added in 2011 ($0.2 million) and one was added in 2010 ($0.4 million).

Six properties ($1.8 million) were listed for sale, one ($97 thousand) had a signed sales agreement, one ($152 thousand) was in litigation, one ($150 thousand) was in the process of being repaired, and two properties ($25 thousand) were awaiting disposition plans.

Other non-real estate foreclosed assets held-for-sale included an automobile with a book value of $12 thousand at June 30, 2014.  At December 31, 2013, other repossessed assets consisted of an automobile with a book value of $8 thousand which was sold during 2014.

Premises and equipment

Net of depreciation, premises and equipment increased $0.8 million during the first half of 2014.  During the 2014 first quarter, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status.  The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises.  The Company expects to use the property for future facility expansion.

Other assets

The $0.7 million increase in other assets was due principally to progress payments on facility remodeling and branch relocation, residual values associated with recording new automobile leases, net of lease disposals, normal cyclical changes to prepaid expenses, amounts due from borrowers for their loan escrow accounts, partially offset by income tax refunds and a decline in the net deferred tax asset.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA).  The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years.  Deposit inflow and outflow are influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Money market	$93,114	17.3%	$83,512	15.8%
Interest-bearing checking	95,498	17.7	100,315	18.9
Savings and clubs	115,624	21.5	109,253	20.6
Certificates of deposit	108,259	20.1	113,699	21.5
Total interest-bearing	412,495	76.6	406,779	76.8
Non-interest bearing	126,008	23.4	122,919	23.2
Total deposits	$538,503	100.0%	$529,698	100.0%

Total deposits increased $8.8 million, or  2%, from $529.7 million at December 31, 2013 to $538.5 million at June 30, 2014.  Growth in money market, savings and non-interest-bearing checking accounts of $9.6 million, $6.4 million and $3.1 million, or 6% in total, offset declines in interest-bearing checking and certificates of deposit.  Success in deposit gathering strategies including periodic promotions and business relationship development helped boost savings and money market accounts for both retail and business customers.    The Company has been successful in developing and garnering relationships with all customer segments with growth in retail, business and the public sector in non-maturing deposits during the first six months of 2014.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and tailor creative programs to continue to grow within the market.  For the remainder of 2014, growth in public deposits from negotiated contracts, of amounts in upward of $27 million, is anticipated.  Otherwise, moderate deposit growth is expected.

The market interest rate profile had not changed significantly from year end with the long end of the treasury yield curve actually receding to year-ago rate levels.  As such, deposit customers continue to opt for non-maturing deposits and for the Company, CDs continue to decrease; having declined $5.4 million, or almost 5%, from year-end 2013.  The current environment continues to cause business and retail customers to seek short-term alternatives for their deposits.  When rates begin to rise, however, there is no assurance that customers will continue to hold their deposits with the Company or they may seek higher rates from term CDs, thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening those relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of June 30, 2014 and December 31, 2013, CDARS represented $7.7 million, or 1%, and $10.3 million, or 2%, respectively, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $41.6 million and $41.2 million at June 30, 2014 and December 31, 2013,  respectively.  Certificates of deposit of $250,000 or more amounted to $17.7 million and $15.7 million as of June 30, 2014 and December 31, 2013, respectively.

Including CDARS, approximately 31% of the CDs, with a weighted-average interest rate of 0.71%, are scheduled to mature in 2014 and an additional 32%, with a weighted-average interest rate of 1.02%, are scheduled to mature in 2015.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant net CD growth during the remainder of 2014.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first half of 2014 increased $2.0 million, or 33%, from year-end December 31, 2013.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At June 30, 2014 and December 31, 2013,  the Company had balances in overnight borrowings of $13.7 million and $2.5 million, respectively.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$13,694	36.2%	$2,472	10.0%
Securities sold under repurchase agreements	8,178	21.6	6,171	25.0
Long-term FHLB advances	16,000	42.2	16,000	65.0
Total	$37,872	100.0%	$24,643	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2014, the Company maintained a one-year cumulative gap of positive (asset sensitive) $61.1 million, or 9%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2014:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$40	$-	$-	$14,399	$14,439
Investment securities (1)(2)	4,311	9,695	22,974	68,673	105,653
Loans and leases(2)	184,750	72,419	114,676	116,259	488,104
Fixed and other assets	-	10,569	-	31,541	42,110
Total assets	$189,101	$92,683	$137,650	$230,872	$650,306
Total cumulative assets	$189,101	$281,784	$419,434	$650,306

Non-interest-bearing transaction deposits (3)	$-	$12,613	$34,627	$78,768	$126,008
Interest-bearing transaction deposits (3)	110,235	19,137	114,041	60,823	304,236
Certificates of deposit	15,834	40,969	42,911	8,545	108,259
Repurchase agreements	8,178	-	-	-	8,178
Short-term borrowings	13,694	-	-	-	13,694
Long-term debt	-	-	16,000	-	16,000
Other liabilities	-	-	-	4,005	4,005
Total liabilities	$147,941	$72,719	$207,579	$152,141	$580,380
Total cumulative liabilities	$147,941	$220,660	$428,239	$580,380

Interest sensitivity gap	$41,160	$19,964	$(69,929)	$78,731
Cumulative gap	$41,160	$61,124	$(8,805)	$69,926

Cumulative gap to total assets	6.3%	9.4%	-1.4%	10.8%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2014 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2014 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	4.9%	(2.5)%
Net income	14.4	(7.3)
Economic value at risk:
Economic value of equity	(9.9)	(15.7)
Economic value of equity as a percent of total assets	(1.3)	(2.0)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2014, the Company’s risk-based capital ratio was 15.4%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2014, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$23,021	$1,069	4.9%
+100 basis points	22,322	370	1.7
Flat rate	21,952	-	-
-100 basis points	21,749	(203)	(0.9)
-200 basis points	21,396	(556)	(2.5)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of June 30, 2014, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2014, the Company generated $1.2 million of cash.  During the period, the Company’s operations provided approximately $3.6 million mostly from $10.7 million of net cash inflow from the components of net interest income partially offset from net non-interest expense /income related payments of $6.1 million and $0.6 million of net cash outflow  from originating and selling residential mortgage loans.  Cash received from the sale of the PreTSL portfolio in the fourth quarter of 2013 along with cash inflow from interest-earning assets and growth in deposits and short-term borrowings were used to fund loan demand growth, security investments and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio during the remainder of 2014 funded by deposits, repos, operations and if necessary short-term borrowings.  The seasonal nature of deposit balances from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

As of June 30, 2014, the Company maintained $14.4 million in cash and cash equivalents and $104.3 million of investments AFS and loans HFS.  Also as of June 30, 2014, the Company had approximately $153.4 million available to borrow from the FHLB, $21.0 million from correspondent banks, $30.5 million from the FRB and $32.7 million from the CDARS program.  The combined total of $356.3 million represented 55% of total assets at June 30, 2014.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2014, total shareholders' equity increased $3.9 million, or 6%, due principally from the $3.1 million in net income added into retained earnings and to a lesser extent, the $1.4 million, after-tax improvement in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $0.5 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and Dividend Reinvestment (DRP) plans.  These items were partially offset by $1.2 million of cash dividends declared on the Company’s common stock.

As of June 30, 2014, the Company reported a net unrealized gain position of $2.6 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.2 million as of December 31, 2013.  The improvement during the first six months of 2014 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during this period the Company expects pricing in the bond portfolio to decline.  Bond prices move inversely to the movement of interest rates.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company expects to continue to issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to our loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2014, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2014:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of June 30, 2014

Total capital (to risk-weighted assets)
Consolidated	$73,385	15.4%	≥	$38,237	≥	8.0%		N/A		N/A
Bank	$72,929	15.3%	≥	$38,232	≥	8.0%	≥	$47,790	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$67,239	14.1%	≥	$19,119	≥	4.0%		N/A		N/A
Bank	$66,916	14.0%	≥	$19,116	≥	4.0%	≥	$28,674	≥	6.0%

Tier I capital (to average assets)
Consolidated	$67,239	10.4%	≥	$25,977	≥	4.0%		N/A		N/A
Bank	$66,916	10.3%	≥	$25,958	≥	4.0%	≥	$32,448	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2013 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2014.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013;  Consolidated Statements of Income for the three- and six- months ended June 30, 2014 and 2013; Consolidated Statements of Comprehensive Income for the three- and six- months ended June 30, 2014 and 2013, Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 6, 2014	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 6, 2014	/s/Salvatore R. DeFrancesco, Jr.
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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013;  Consolidated Statements of Income for the three- and six- months ended June 30, 2014 and 2013; Consolidated Statements of Comprehensive Income for the three- and six- months ended June 30, 2014 and 2013; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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