Form 10-Q
period 2014-09-30
FIDELITY D & D BANCORP INC
filed 2014-11-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2014, the latest practicable date, was 2,419,587 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2014

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$13,278	$13,197
Interest-bearing deposits with financial institutions	6,407	21
Total cash and cash equivalents	19,685	13,218
Available-for-sale securities	114,425	97,246
Held-to-maturity securities (fair value of $0 in 2014, $195 in 2013)	-	177
Federal Home Loan Bank stock	2,282	2,640
Loans and leases, net (allowance for loan losses of
$9,277 in 2014; $8,928 in 2013)	493,015	469,216
Loans held-for-sale (fair value $1,184 in 2014, $937 in 2013)	1,161	917
Foreclosed assets held-for-sale	1,936	2,086
Bank premises and equipment, net	14,590	13,602
Cash surrender value of bank owned life insurance	10,654	10,402
Accrued interest receivable	2,055	2,068
Other assets	14,082	12,253
Total assets	$673,885	$623,825
Liabilities:
Deposits:
Interest-bearing	$436,925	$406,779
Non-interest-bearing	134,943	122,919
Total deposits	571,868	529,698
Accrued interest payable and other liabilities	3,734	3,425
Short-term borrowings	11,225	8,642
Long-term debt	16,000	16,000
Total liabilities	602,827	557,765
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,419,587 in 2014; and 2,391,617 in 2013)	25,992	25,302
Retained earnings	42,417	39,519
Accumulated other comprehensive income	2,649	1,239
Total shareholders' equity	71,058	66,060
Total liabilities and shareholders' equity	$673,885	$623,825

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income:
Loans and leases:
Taxable	$5,521	$5,329	$16,191	$16,034
Nontaxable	135	126	397	346
Interest-bearing deposits with financial institutions	3	5	14	19
Investment securities:
U.S. government agency and corporations	281	167	783	483
States and political subdivisions (nontaxable)	323	303	977	893
Other securities	31	24	79	59
Federal funds sold	1	-	1	-
Total interest income	6,295	5,954	18,442	17,834
Interest expense:
Deposits	507	525	1,495	1,551
Securities sold under repurchase agreements	5	5	17	18
Other short-term borrowings and other	2	3	8	8
Long-term debt	216	215	638	638
Total interest expense	730	748	2,158	2,215
Net interest income	5,565	5,206	16,284	15,619
Provision for loan losses	210	450	810	1,600
Net interest income after provision for loan losses	5,355	4,756	15,474	14,019
Other income:
Service charges on deposit accounts	466	492	1,320	1,403
Interchange fees	333	319	970	899
Fees from trust fiduciary activities	156	139	492	480
Fees from financial services	114	148	405	444
Service charges on loans	189	162	613	744
Fees and other revenue	196	122	558	343
Earnings on bank-owned life insurance	86	85	252	251
Gain (loss) on sale, recovery, or disposal of:
Loans	209	313	462	1,207
Investment securities	-	138	301	266
Premises and equipment	(1)	(10)	(66)	(10)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	-	-	-	(61)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income (loss))	-	-	-	61
Net impairment losses on investment securities	-	-	-	-
Total other income	1,748	1,908	5,307	6,027
Other expenses:
Salaries and employee benefits	2,460	2,248	7,424	7,145
Premises and equipment	827	837	2,620	2,496
Advertising and marketing	198	513	804	980
Professional services	405	314	1,044	891
FDIC assessment	85	105	263	353
Loan collection	60	84	177	447
Other real estate owned	187	40	276	224
Office supplies and postage	112	116	318	332
Automated transaction processing	168	186	473	426
Other	408	201	1,057	837
Total other expenses	4,910	4,644	14,456	14,131
Income before income taxes	2,193	2,020	6,325	5,915
Provision for income taxes	562	515	1,611	1,503
Net income	$1,631	$1,505	$4,714	$4,412
Per share data:
Net income - basic	$0.68	$0.64	$1.96	$1.88
Net income - diluted	$0.67	$0.64	$1.95	$1.88
Dividends	$0.25	$0.25	$0.75	$0.75

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013

Net income	$1,631	$1,505	$4,714	$4,412

Other comprehensive income, before tax:
Unrealized holding gain (loss) on available-for-sale securities	97	925	2,437	(1,302)
Reclassification adjustment for net gains realized in income	-	(138)	(301)	(266)
Net unrealized gain (loss)	97	787	2,136	(1,568)
Tax effect	(33)	(268)	(726)	533
Unrealized gain (loss), net of tax	64	519	1,410	(1,035)
Non-credit-related impairment gain on investment securities not expected to be sold	-	168	-	221
Reclassification adjustment for net gains realized in income	-	-	-	-
Net non-credit-related impairment gain on investment securities	-	168	-	221
Tax effect	-	(57)	-	(75)
Non-credit-related impairment gain on investment securities, net of tax	-	111	-	146
Other comprehensive income (loss), net of tax	64	630	1,410	(889)
Total comprehensive income, net of tax	$1,695	$2,135	$6,124	$3,523

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2014 and 2013
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			4,412		4,412
Other comprehensive loss				(889)	(889)
Issuance of common stock through Employee Stock Purchase Plan	4,256	78			78
Issuance of common stock through Dividend Reinvestment Plan	43,533	928			928
Issuance of common stock from vested restricted share grants through stock compensation plans	134
Stock-based compensation expense		88			88
Cash dividends declared			(1,767)		(1,767)
Balance, September 30, 2013	2,371,171	$24,805	$37,644	$(653)	$61,796

Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			4,714		4,714
Other comprehensive income				1,410	1,410
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	18,347	448			448
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		162			162
Cash dividends declared			(1,816)		(1,816)
Balance, September 30, 2014	2,419,587	$25,992	$42,417	$2,649	$71,058

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2014	2013

Cash flows from operating activities:
Net income	$4,714	$4,412
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,321	2,546
Provision for loan losses	810	1,600
Deferred income tax (benefit) expense	(111)	598
Stock-based compensation expense	162	88
Proceeds from sale of loans held-for-sale	25,125	72,449
Originations of loans held-for-sale	(25,222)	(59,848)
Earnings on bank-owned life insurance	(252)	(251)
Net gain from sales of loans	(462)	(1,207)
Net gain from sales of investment securities	(301)	(104)
Net loss on sale and write-down of foreclosed assets held-for-sale	70	97
Net loss on disposal of equipment	64	10
Change in:
Accrued interest receivable	13	7
Other assets	(1,396)	(731)
Accrued interest payable and other liabilities	310	(351)
Net cash provided by operating activities	5,845	19,315

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	187	-
Proceeds from maturities, calls and principal pay-downs	3	100
Available-for-sale securities:
Proceeds from sales	4,877	8,461
Proceeds from maturities, calls and principal pay-downs	10,350	21,771
Purchases	(30,929)	(35,098)
Decrease in FHLB stock	358	464
Net increase in loans and leases	(26,671)	(36,430)
Acquisition of bank premises and equipment	(2,159)	(810)
Proceeds from sale of foreclosed assets held-for-sale	1,142	716
Net cash used by investing activities	(42,842)	(40,826)

Cash flows from financing activities:
Net increase in deposits	42,170	30,170
Net increase in short-term borrowings	2,583	6,141
Proceeds from employee stock purchase plan participants	80	78
Dividends paid, net of dividends reinvested	(1,473)	(1,090)
Proceeds from dividend reinvestment plan participants	104	251
Net cash provided by financing activities	43,464	35,550
Net increase in cash and cash equivalents	6,467	14,039
Cash and cash equivalents, beginning	13,218	21,846

Cash and cash equivalents, ending	$19,685	$35,885

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to  Consolidated Financial Statements

(Unaudited)

1.   Nature of operations and critical accounting policies

Nature of operations

Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered under the law of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (the Company or collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna and Luzerne Counties.

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

In the opinion of management, the consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2014 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2014 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of September 30, 2014 and December 31, 2013, loans classified as HFS consisted of residential mortgage loans.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For each of the nine months ended September 30, 2014 and 2013, the Company paid interest of $2.2 million. The Company was required to pay income taxes of $1.1 million during both the first nine months of 2014 and 2013.  Transfers from loans to foreclosed assets held-for-sale amounted to $1.2 million and $2.2 million during the nine months ended September 30, 2014 and 2013, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $0 and $2.9 million and from loans to bank premises and equipment amounted to $1.0 million and $0.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

2.  New accounting pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU 2014-14) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted if the entity early-adopted ASU 2014-04 (see below). The Company is currently analyzing the impact of the updated guidance on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; recognize revenue when (or as) the entity satisfies a performance obligation.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

 In January 2014, the FASB issued ASU 2014-04 related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  The Company is currently analyzing the impact of the updated guidance on its financial statements.

3.  Accumulated other comprehensive income (loss)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated other comprehensive income (loss) as of and for the periods indicated:

As of and for the nine months ended September 30, 2014
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,239	$-	$1,239

Other comprehensive income before reclassifications	1,609	-	1,609
Amounts reclassified from accumulated other comprehensive income	(199)	-	(199)
Net current-period other comprehensive income	1,410	-	1,410
Ending balance	$2,649	$-	$2,649

As of and for the three months ended September 30, 2014
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$2,585	$-	$2,585

Other comprehensive income before reclassifications	64	-	64
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	64	-	64
Ending balance	$2,649	$-	$2,649

As of and for the nine months ended September 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,905	$(1,669)	$236

Other comprehensive (loss) income before reclassifications	(859)	146	(713)
Amounts reclassified from accumulated other comprehensive income	(176)	-	(176)
Net current-period other comprehensive (loss) income	(1,035)	146	(889)
Ending balance	$870	$(1,523)	$(653)

As of and for the three months ended September 30, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$351	$(1,634)	$(1,283)

Other comprehensive income before reclassifications	610	111	721
Amounts reclassified from accumulated other comprehensive income	(91)	-	(91)
Net current-period other comprehensive income	519	111	630
Ending balance	$870	$(1,523)	$(653)

In the tables above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Unrealized gains on AFS securities	$-	$138	$301	$266	Gain on sale, recovery, or disposal of investment securities
	-	(47)	(102)	(90)	Provision for income taxes
Total reclassifications for the period	$-	$91	$199	$176	Net income

4. Investment securities

The amortized cost and fair value of investment securities at September 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$17,558	$49	$24	$17,583
Obligations of states and political subdivisions	33,998	2,234	15	36,217
MBS - GSE residential	58,561	1,537	55	60,043

Total debt securities	110,117	3,820	94	113,843

Equity securities - financial services	294	288	-	582

Total available-for-sale securities	$110,411	$4,108	$94	$114,425

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2013
Held-to-maturity securities:
MBS - GSE residential	$177	$18	$-	$195

Available-for-sale securities:
Agency - GSE	$14,667	$8	$74	$14,601
Obligations of states and political subdivisions	32,269	912	570	32,611
MBS - GSE residential	48,137	1,476	104	49,509

Total debt securities	95,073	2,396	748	96,721

Equity securities - financial services	295	230	-	525

Total available-for-sale securities	$95,368	$2,626	$748	$97,246

The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	14,475	14,477
Due after five years through ten years	4,807	4,980
Due after ten years	32,274	34,343

Total debt securities	51,556	53,800

MBS - GSE residential	58,561	60,043

Total available-for-sale debt securities	$110,117	$113,843

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2014
Agency - GSE	$5,075	$22	$2,060	$2	$7,135	$24
Obligations of states and political subdivisions	-	-	1,548	15	1,548	15
MBS - GSE residential	13,827	55	-	-	13,827	55
Total temporarily impaired securities	$18,902	$77	$3,608	$17	$22,510	$94
Number of securities	12		6		18

December 31, 2013
Agency - GSE	$11,592	$74	$-	$-	$11,592	$74
Obligations of states and political subdivisions	10,148	570	-	-	10,148	570
MBS - GSE residential	11,703	83	3,052	21	14,755	104
Total temporarily impaired securities	$33,443	$727	$3,052	$21	$36,495	$748
Number of securities	38		2		40

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

For all security types, as of September 30, 2014, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s security portfolio.    In addition, management believes the change in fair value is attributable to changes in interest rates and those instruments with unrealized losses were not caused by deterioration of credit quality.  Accordingly, as of September 30, 2014, recognition of OTTI on these securities was unnecessary.

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

5.  Loans and leases

The classifications of loans and leases at September 30, 2014 and December 31, 2013 are summarized as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial	$76,710	$74,551
Commercial real estate:
Non-owner occupied	93,142	89,255
Owner occupied	91,838	86,294
Construction	7,402	10,765
Consumer:
Home equity installment	32,487	34,480
Home equity line of credit	40,651	36,836
Auto loans and leases	27,867	22,261
Other	6,613	5,205
Residential:
Real estate	117,602	110,365
Construction	8,154	8,188
Total	502,466	478,200
Less:
Allowance for loan losses	(9,277)	(8,928)
Unearned lease revenue	(174)	(56)

Loans and leases, net	$493,015	$469,216

Net deferred loan costs of $1.3 million and $1.1 million have been added to the carrying values of loans at September 30, 2014 and December 31, 2013, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $254.6 million as of September 30, 2014 and $250.2 million as of December 31, 2013.

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

Non-accrual loans, segregated by class, at September 30, 2014 and December 31, 2013, were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial	$24	$62
Commercial real estate:
Non-owner occupied	776	1,518
Owner occupied	1,884	1,422
Construction	264	635
Consumer:
Home equity installment	394	393
Home equity line of credit	584	254
Auto loans and leases	-	12
Other	20	22
Residential:
Real estate	544	1,350
Total	$4,490	$5,668

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of September 30, 2014, total TDRs amounted to $1.6 million (consisting of 5 loans to 3 unrelated borrowers), of which one loan with a balance of $0.9 million was on non-accrual status, compared to $2.0 million (consisting of 7 loans to 5 unrelated borrowers) and $1.0 million, respectively, as of December 31, 2013.  Of the TDRs outstanding as of September 30, 2014 and December 31, 2013, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the nine and twelve months ended September 30, 2014.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2014	past due	past due	or more (1)	past due	Current	loans		and accruing

Commercial and industrial	$618	$36	$116	$770	$75,940	$76,710		$92
Commercial real estate:
Non-owner occupied	64	112	776	952	92,190	93,142		-
Owner occupied	253	101	1,884	2,238	89,600	91,838		-
Construction	-	-	264	264	7,138	7,402		-
Consumer:
Home equity installment	481	198	394	1,073	31,414	32,487		-
Home equity line of credit	515	136	584	1,235	39,416	40,651		-
Auto loans and leases	383	90	-	473	27,220	27,693	(2)	-
Other	13	5	20	38	6,575	6,613		-
Residential:
Real estate	40	1,194	601	1,835	115,767	117,602		57
Construction	-	-	-	-	8,154	8,154		-
Total	$2,367	$1,872	$4,639	$8,878	$493,414	$502,292		$149

(1) Includes $4.5 million of non-accrual loans.  (2) Net of unearned revenue of $0.2 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2013	past due	past due	or more (1)	past due	Current	loans		and accruing

Commercial and industrial	$111	$212	$69	$392	$74,159	$74,551		$7
Commercial real estate:
Non-owner occupied	484	35	1,518	2,037	87,218	89,255		-
Owner occupied	1,714	545	1,422	3,681	82,613	86,294		-
Construction	-	-	635	635	10,130	10,765		-
Consumer:
Home equity installment	229	72	393	694	33,786	34,480		-
Home equity line of credit	-	114	275	389	36,447	36,836		21
Auto loans and leases	165	14	23	202	22,003	22,205	(2)	11
Other	52	23	22	97	5,108	5,205		-
Residential:
Real estate	158	1,340	1,466	2,964	107,401	110,365		116
Construction	-	-	-	-	8,188	8,188		-
Total	$2,913	$2,355	$5,823	$11,091	$467,053	$478,144		$155

(1) Includes $5.7 million of non-accrual loans.  (2) Net of unearned revenue of $56 thousand.

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.  As of September 30, 2014 and December 31, 2013, impaired loans consisted of non-accrual loans and TDRs.

At September 30, 2014, impaired loans consisted of accruing TDRs totaling $0.7 million and $4.5 million of non-accrual loans.  At December 31, 2013, impaired loans consisted of accruing TDRs totaling $1.0 million and $5.7 million of non-accrual loans.  As of September 30, 2014 and December 31, 2013, the non-accrual loans included non-accruing TDRs of $0.9 million and $1.0 million, respectively.  Payments received from impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
September 30, 2014
Commercial & industrial	$52	$-	$49	$49	$-	$84	$1	$-
Commercial real estate:
Non-owner occupied	1,416	865	382	1,247	148	1,492	18	-
Owner occupied	2,243	720	1,422	2,142	67	1,975	11	-
Construction	351	-	264	264	-	446	-	-
Consumer:
Home equity installment	538	-	394	394	-	356	11	-
Home equity line of credit	601	83	501	584	4	377	20	-
Auto loans and leases	-	-	-	-	-	5	-	-
Other	32	-	20	20	-	19	-	-
Residential:
Real estate	625	186	358	544	51	940	1	-
Construction	-	-	-	-	-	-	-	-
Total	$5,858	$1,854	$3,390	$5,244	$270	$5,694	$62	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2013
Commercial & industrial	$134	$64	$33	$97	$31	$80	$2	$-
Commercial real estate:
Non-owner occupied	2,146	174	1,827	2,001	27	2,173	31	78
Owner occupied	2,136	622	1,327	1,949	90	3,203	36	-
Construction	1,024	-	635	635	-	903	-	-
Consumer:
Home equity installment	501	125	268	393	23	723	37	-
Home equity line of credit	340	-	254	254	-	355	2	-
Auto	12	12	-	12	1	5	-	-
Other	22	-	22	22	-	29	-	-
Residential:
Real estate	1,511	437	913	1,350	110	1,682	71	-
Construction	-	-	-	-	-	-	-	-
Total	$7,826	$1,434	$5,279	$6,713	$282	$9,153	$179	$78

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

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013

Pass	$72,961	$71,122	$83,014	$78,069	$86,145	$82,975	$6,585	$9,026
Special mention	2,540	2,244	2,544	2,734	2,271	656	481	1,037
Substandard	1,209	1,185	7,584	8,452	3,422	2,663	336	702
Doubtful	-	-	-	-	-	-	-	-
Total	$76,710	$74,551	$93,142	$89,255	$91,838	$86,294	$7,402	$10,765

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013

Performing	$32,093	$34,087	$40,067	$36,561	$27,693	$22,182	$6,593	$5,183
Non-performing	394	393	584	275	-	23	20	22
Total	$32,487	$34,480	$40,651	$36,836	$27,693	$22,205	$6,613	$5,205

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	9/30/2014	12/31/2013	9/30/2014	12/31/2013

Performing	$117,001	$108,899	$8,154	$8,188
Non-performing	601	1,466	-	-
Total	$117,602	$110,365	$8,154	$8,188

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	39	217	287	93	-	636
Recoveries	25	90	26	34	-	175
Provision	49	282	382	(55)	152	810
Ending balance	$979	$4,408	$1,603	$1,499	$788	$9,277
Ending balance: individually evaluated for impairment	$-	$215	$4	$51		$270
Ending balance: collectively evaluated for impairment	$979	$4,193	$1,599	$1,448		$8,219
Loans Receivables:
Ending balance	$76,710	$192,382	$107,444	$125,756		$502,292
Ending balance: individually evaluated for impairment	$49	$3,653	$998	$544		$5,244
Ending balance: collectively evaluated for impairment	$76,661	$188,729	$106,446	$125,212		$497,048

As of and for the three months ended September 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,036	$4,342	$1,570	$1,578	$503	$9,029
Charge-offs	3	-	47	16	-	66
Recoveries	11	89	4	-	-	104
Provision	(65)	(23)	76	(63)	285	210
Ending balance	$979	$4,408	$1,603	$1,499	$788	$9,277

As of and for the year ended December 31, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	2,091	400	218	-	2,765
Recoveries	30	30	110	1	-	171
Provision	48	1,406	133	327	636	2,550
Ending balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Ending balance: individually evaluated for impairment	$31	$117	$24	$110		$282
Ending balance: collectively evaluated for impairment	$913	$4,136	$1,458	$1,503		$8,010
Loans Receivables:
Ending balance	$74,551	$186,314	$98,726	$118,553		$478,144
Ending balance: individually evaluated for impairment	$97	$4,585	$681	$1,350		$6,713
Ending balance: collectively evaluated for impairment	$74,454	$181,729	$98,045	$117,203		$471,431

Information related to the change in the allowance for loan losses as of and for the three and nine months ended September 30, 2013 is as follows:

As of and for the nine months ended September 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	1,815	274	158	-	2,303
Recoveries	8	28	99	1	-	136
Provision	32	702	189	335	342	1,600
Ending balance	$906	$3,823	$1,653	$1,681	$342	$8,405

As of and for the three months ended September 30, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$919	$3,521	$1,647	$1,718	$491	$8,296
Charge-offs	8	188	94	94	-	384
Recoveries	2	16	24	1	-	43
Provision	(7)	474	76	56	(149)	450
Ending balance	$906	$3,823	$1,653	$1,681	$342	$8,405

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the three and nine months ended September 30, 2014, there were 434 and 57 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to stock options as of the three and nine months ended September 30, 2013.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 5,799 and 4,632 potentially dilutive shares related to unvested restricted share grants as of the three months ended September 30, 2014 and 2013, respectively.  There were 4,514 and 4,407 potentially dilutive shares related to unvested restricted share grants as of the nine months ended September 30, 2014 and 2013, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,631	$1,505	$4,714	$4,412
Weighted-average common shares outstanding	2,419,587	2,359,947	2,410,100	2,345,453
Basic EPS	$0.68	$0.64	$1.96	$1.88

Diluted EPS:
Net income available to common shareholders	$1,631	$1,505	$4,714	$4,412
Weighted-average common shares outstanding	2,419,587	2,359,947	2,410,100	2,345,453
Potentially dilutive common shares	6,233	4,632	4,571	4,407
Weighted-average common and potentially dilutive shares outstanding	2,425,820	2,364,579	2,414,671	2,349,860
Diluted EPS	$0.67	$0.64	$1.95	$1.88

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

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced both the expired 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans).  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no stock-based awards shall be granted after the plans’ tenth anniversary – or in the year 2022.  As of September 30, 2014, the Company had 19,000 of previously issued and unexercised stock options outstanding.  Also, as of September 30, 2014, the intrinsic value for outstanding stock options with market prices that exceeded their strike price amounted to $53,400.  The Company has not issued stock options since 2008.

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the nine months ended September 30, 2014 and 2013 under the 2012 stock incentive plans:

	2014			2013
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	2,000	$27.00	1 year	8,000	$21.20	2 yrs - 50% per year
Omnibus plan	2,120	27.00	4 yrs - 25% per year	6,000	21.20	4 yrs - 25% per year
Total	4,120	$27.00		14,000	$21.20

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2013	8,000	5,000	13,000
Granted	2,000	2,120	4,120
Forfeited	-	-	-
Vested	(4,000)	(1,250)	(5,250)
Balance at September 30, 2014	6,000	5,870	11,870

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of September 30, 2014, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $31.50 per share.

Share-based compensation is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the three and nine months ended September 30, 2014 and 2013 and the unrecognized stock-based compensation expense as of September 30, 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Stock-based compensation expense:
Director plan	$35	$22	$100	$57
Omnibus plan	10	7	29	21
Total stock-based compensation expense	$45	$29	$129	$78

As of September 30,
(dollars in thousands)	2014
Unrecognized stock-based compensation expense:
Director plan	$46
Omnibus plan	110
Total unrecognized stock-based compensation expense	$156

The unrecognized stock-based compensation expense as of September 30, 2014 will be recognized ratably over the periods ended January 2015 and January 2018 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30, 2014, 34,329 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the nine months ended September 30, 2014 and 2013, compensation expense related to the ESPP approximated $33 thousand and $10 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting.  Thus, the Company uses fair value for AFS securities.  Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as impaired loans,  other real estate owned (ORE) and other repossessed assets.

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$19,685	$19,685	$19,685	$-	$-
Available-for-sale securities	114,425	114,425	582	113,843	-
FHLB stock	2,282	2,282	-	2,282	-
Loans and leases, net	493,015	493,447	-	-	493,447
Loans held-for-sale	1,161	1,184	-	1,184	-
Financial liabilities:
Deposit liabilities	571,868	571,751	-	571,751	-
Short-term borrowings	11,225	11,225	-	11,225	-
Long-term debt	16,000	17,367	-	17,367	-

December 31, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$13,218	$13,218	$13,218	$-	$-
Held-to-maturity securities	177	195	-	195	-
Available-for-sale securities	97,246	97,246	525	96,721	-
FHLB stock	2,640	2,640	-	2,640	-
Loans and leases, net	469,216	467,381	-	-	467,381
Loans held-for-sale	917	937	-	937	-
Financial liabilities:
Deposit liabilities	529,698	529,968	-	529,968	-
Short-term borrowings	8,642	8,642	-	8,642	-
Long-term debt	16,000	17,904	-	17,904	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,583	$-	$17,583	$-
Obligations of states and political subdivisions	36,217	-	36,217	-
MBS - GSE residential	60,043	-	60,043	-
Equity securities - financial services	582	582	-	-
Total available-for-sale securities	$114,425	$582	$113,843	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,601	$-	$14,601	$-
Obligations of states and political subdivisions	32,611	-	32,611	-
MBS - GSE residential	49,509	-	49,509	-
Equity securities - financial services	525	525	-	-
Total available-for-sale securities	$97,246	$525	$96,721	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis during the first nine months of 2013.  Prior to December 31, 2013, Level 3 financial instruments measured at fair value consisted of the Company’s investment in pooled trust preferred securities.  The Company sold its entire portfolio of pooled trust preferred securities in the fourth quarter of 2013.  See Note 4, “Investment Securities”, and Note 13, “Fair Value Measurements” within the notes to the audited consolidated financial statements, incorporated by reference to the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 19, 2014 for an expanded discussion on the Company’s investment, fair value determination and activity of its portfolio of pooled trust preferred securities:

(dollars in thousands)
As of and for the nine months ended September 30, 2013

Balance at beginning of period	$1,825
Realized gains (losses) in earnings	-
Unrealized gains (losses) in OCI:
Gains	1,519
Losses	(193)
Pay down / settlement	(216)
Interest paid-in-kind	6
Accretion	2
Balance at end of period	$2,943

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,584	$-	$-	$1,584
Other real estate owned	1,587	-	-	1,587
Total	$3,171	$-	$-	$3,171

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,152	$-	$-	$1,152
Other real estate owned	1,642	-	-	1,642
Other repossessed assets	8	-	-	8
Total	$2,802	$-	$-	$2,802

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans, ORE and other repossessed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets.

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

Valuation techniques for impaired loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows.  Both techniques include various Level 3 inputs which are not identifiable.  The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.  For example, from time-to-time, the Company may refer to the National Automobile Dealers Association (NADA) guide to estimate a vehicle’s fair value for an impaired auto loan.  At September 30, 2014 and December 31, 2013, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -9.00%  to -42.41% and from -16.00% to -36.15%, respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -27.51% and ‑24.84% as of September 30, 2014 and December 31, 2013, respectively.    Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2014 and December 31, 2013, the discounts applied to the appraised value of other real estate owned ranged from -19.00% to -64.30% and from -18.22% to -72.17%, respectively.  As of September 30, 2014 and December 31, 2013, the weighted-average of discount to the appraisal values for other real estate owned amounted to -27.43% and -30.79%, respectively.

As of September 30, 2014 and December 31, 2013, there were no adjustments to the carrying value of other repossessed assets, consisting of automobiles.  The Company refers to the NADA guide to determine a vehicle’s fair value.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2014 compared to December 31, 2013 and a comparison of the results of operations for the three and nine months ended September 30, 2014 and 2013.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2013 Annual Report filed on Form 10-K.

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

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania.  Although the U.S. economy has shown signs of modest improvement, the operating environment continues to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low in the near-term.  Long-term interest rates moved higher during the latter half of 2013 but receded in 2014, with the ten-year U.S. Treasury rate decreasing from 3.04% at the end of December 2013 to 2.52% at the end of September 2014, 12 basis points lower than the rate from one year ago.  The national unemployment rate for September 2014 was 5.9%, down from 6.7% at December 2013 with new job growth in 2014 continuing at its slow pace.  In our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate has decreased to 5.9% at September 30, 2014 from 7.7% as of December 31, 2013 and 8.3% at September 30, 2013.  Despite the continued decline, the region continues to have the highest unemployment rate among the state’s 14 metropolitan areas, and the falling rate is due to the shrinking labor force rather than the emergence of new jobs.  While the local unemployment rate has declined more than two percentage points from September 30, 2013, 1,390 fewer people are employed than a year ago.  The median home values in the region declined 0.5% from a year ago, but are expected to rise within the next year.  We believe market conditions are slowly improving in our region; however they continue to lag behind the national recovery rate.  In light of these statistics, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Comparison of the results of operations

Three and nine months ended September 30, 2014 and 2013

Overview

Net income for the third quarter of 2014 increased $0.1 million, or 8%, to $1.6 million, or $0.67 per diluted share, compared to $1.5 million, or $0.64 per diluted share, in the same 2013 quarter.  For the nine months ended September 30, 2014, the Company generated net income of $4.7 million, or $1.95 per diluted share, compared to $4.4 million, or $1.88 per diluted share, for the nine months ended September 30, 2013.  In both the quarter and year-to-date comparisons, the increase in net income was caused by higher net interest income and lower provisions for loan losses which were partially offset by a decline in non-interest income and higher non-interest expenses.

Return on average assets (ROA) was 0.98% and 0.96% for the third quarters of 2014 and 2013, respectively and 0.97%  and 0.96% for the nine months ended September 30, 2014 and 2013, respectively.  ROA increased in the quarter and year-to-date periods because the increase in net income had a greater positive impact than the impact of the increase in average assets.  Return on average shareholders’ equity (ROE) was 9.17% and 9.85% for the three months ended September 30, 2014 and 2013, respectively and 9.15% and 9.78% for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in ROE in the three- and nine-month comparison was caused by an increase in shareholders’ equity that was boosted mostly by 2013 earnings.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.4 million, or 7%, from $5.2 million for the quarter ended September 30, 2013 to $5.6 million for the quarter ended September 30, 2014, with increased interest income and to a lesser extent, reduced interest expense combining for the net increase.  The Company experienced a $24.0 million net increase in average interest-bearing deposits, but  a five basis point decline on average rates paid due to a  12 basis point decline on rates paid on certificates of deposit, or CDs.  The lower rates paid on CDs in conjunction with a $12.9 million decline in their average balances resulted in a $70 thousand decrease in interest expense from time deposits.  Interest expense from interest-bearing transaction deposits increased $51 thousand mostly due to higher average balances, from successful efforts in generating interest-bearing checking and money market deposits and also from higher rates paid on promotional deposit-gathering offerings and negotiated rates.  The portfolio of interest-earning assets increased $34.6 million and helped offset the negative impact of a one basis point net reduction in their yields – the negative impact stemming from the loan portfolio.  The loan portfolio increased $35.0 million on average, which boosted its earnings despite a 17 basis point reduction in yield.  The increase in interest income was also driven by a 56 basis point increase in the yields earned on investment securities.

Net interest income for the nine months ended September 30, 2014 increased $0.7 million, or 4%, from $15.6 million in the first nine months of 2013 to $16.3 million in the first nine months of 2014.  Although total average investment securities decreased by $71 thousand, interest income from securities increased $0.5 million due to a 62 basis point higher yield.  The higher average balances in the loan portfolio drove an additional increase in interest income despite a decline in yield of 26 basis points in total.  Similar to the quarterly comparison, interest expense declined due to lower time deposit rates and average balances more than offsetting the impact of higher rates and balances on interest-bearing transaction accounts.

The fully-taxable equivalent (FTE) net interest rate spread and margin both increased by four basis points for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase in the interest rate spread was caused by a more rapid decline in rates paid on interest-bearing liabilities compared to the minimal decrease in yields of interest-earning assets, while the margin increased due mostly to higher net interest income.  For the nine months ended September 30, 2014 compared to the same period in 2013, interest rate spread and margin decreased by one and two basis points, respectively.  The decrease in the spread was due to the year-to-date yields on interest-earning assets declining faster than the rates paid on interest-bearing liabilities while the decline in margin was due to lower yields earned on a higher average balance of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, was reduced by four basis points for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013 because of lower rates paid notwithstanding higher balances of average interest-bearing liabilities and non-interest bearing deposits.

During 2014, the Company expects to continue to operate in a low interest rate environment, with volatility continuing at the mid- to long-end of the curve and stable, but near zero at the shortest end.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising at the long end, the interest rate margin may experience compression. However for

2014, the Company anticipates net interest income to stabilize or improve marginally as growth in interest-earning assets would help mitigate the impact of lower rates.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward and is not expected to do so well into 2015, helping contain funding costs.  Continued growth in the commercial and consumer loan portfolios will be the Company’s strategy, and when coupled with historically low funding costs, should help contain the interest rate margin.

The Company’s cost of interest-bearing liabilities was 64 basis points for both the three and nine months ended September 30, 2014 or five and six basis points lower than the cost for the three and nine months ended September 30, 2013, respectively.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  As noted, interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in the near-term thereby further pressuring net interest income should deposit rates begin to steadily rise.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-enhancing strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The tables that follow set forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  In the 2013 periods, securities include non-accrual securities. In 2014, the Company did not have non-accrual securities.  Net deferred loan cost amortization of $64.9 thousand and $73.6 thousand for the third quarters of 2014 and 2013, respectively, and $212.5 thousand and $211.5 thousand for the first nine months of 2014 and 2013, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2014			September 30, 2013
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$3,388	$3	0.31%	$6,540	$5	0.29%
Investments:
Agency - GSE	16,618	60	1.43	16,184	40	0.98
MBS - GSE residential	54,574	222	1.61	48,242	126	1.04
State and municipal	33,341	505	6.01	30,932	471	6.04
Other	2,892	33	4.54	9,249	26	1.11
Total investments	107,425	820	3.03	104,607	663	2.47
Loans and leases:
Commercial	267,530	3,130	4.64	251,341	3,097	4.89
Consumer	67,024	953	5.64	60,357	871	5.73
Residential real estate	165,406	1,642	3.94	153,279	1,553	4.02
Total loans and leases	499,960	5,725	4.54	464,977	5,521	4.71
Federal funds sold	162	-	0.25	241	-	0.25
Total interest-earning assets	610,935	6,548	4.25%	576,365	6,189	4.26%
Non-interest earning assets	49,452			44,490
Total assets	$660,387			$620,855

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$115,765	$56	0.19%	$108,684	$56	0.21%
Interest-bearing checking	103,414	48	0.18	90,245	34	0.15
MMDA	96,495	145	0.60	79,904	108	0.54
CDs < $100,000	65,078	145	0.88	77,172	198	1.01
CDs > $100,000	41,236	112	1.08	42,081	129	1.21
Clubs	2,268	1	0.14	2,219	1	0.14
Total interest-bearing deposits	424,256	507	0.47	400,305	526	0.52
Repurchase agreements	11,630	5	0.18	10,648	5	0.17
Borrowed funds	18,441	218	4.68	20,615	218	4.20
Total interest-bearing liabilities	454,327	730	0.64%	431,568	749	0.69%
Non-interest bearing deposits	131,201			124,794
Non-interest bearing liabilities	4,285			3,892
Total liabilities	589,813			560,254
Shareholders' equity	70,574			60,601
Total liabilities and shareholders' equity	$660,387			$620,855
Net interest income - FTE		$5,818			$5,440

Net interest spread			3.61%			3.57%
Net interest margin			3.78%			3.74%
Cost of funds			0.49%			0.53%

	Nine months ended
(dollars in thousands)	September 30, 2014			September 30, 2013
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$7,147	$14	0.27%	$8,768	$19	0.29%
Investments:
Agency - GSE	15,947	170	1.42	16,277	98	0.80
MBS - GSE residential	51,152	614	1.60	48,968	385	1.05
State and municipal	33,735	1,523	6.04	29,276	1,365	6.23
Other	2,783	85	4.07	9,167	64	0.94
Total investments	103,617	2,392	3.09	103,688	1,912	2.47
Loans and leases:
Commercial	265,913	9,260	4.66	247,022	9,207	4.98
Consumer	64,840	2,697	5.56	57,793	2,655	6.14
Residential real estate	160,074	4,835	4.04	153,510	4,697	4.09
Total loans and leases	490,827	16,792	4.57	458,325	16,559	4.83
Federal funds sold	261	-	0.26	234	-	0.25
Total interest-earning assets	601,852	19,198	4.26%	571,015	18,490	4.33%
Non-interest earning assets	48,520			44,883
Total assets	$650,372			$615,898

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$111,944	$165	0.20%	$108,990	$168	0.21%
Interest-bearing checking	101,954	130	0.17	84,534	80	0.13
MMDA	91,355	389	0.57	80,392	317	0.53
CDs < $100,000	68,443	471	0.92	76,328	595	1.04
CDs > $100,000	41,189	338	1.10	41,572	389	1.25
Clubs	1,832	2	0.14	1,824	2	0.15
Total interest-bearing deposits	416,717	1,495	0.48	393,640	1,551	0.53
Repurchase agreements	11,967	17	0.19	12,253	18	0.19
Borrowed funds	19,518	646	4.43	19,765	646	4.37
Total interest-bearing liabilities	448,202	2,158	0.64%	425,658	2,215	0.70%
Non-interest bearing deposits	129,348			126,132
Non-interest bearing liabilities	3,943			3,787
Total liabilities	581,493			555,577
Shareholders' equity	68,879			60,321
Total liabilities and shareholders' equity	$650,372			$615,898
Net interest income - FTE		$17,040			$16,275

Net interest spread			3.62%			3.63%
Net interest margin			3.79%			3.81%
Cost of funds			0.50%			0.54%

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

Provisions for loan losses of $0.2 million were recorded during the third quarter of 2014, compared to provisions of $0.5 million in the third quarter of 2013, a decline of $0.3 million.  For the first nine months of 2013 compared with the first nine months of 2014, provisions for loan losses declined from $1.6 million to $0.8 million, a $0.8 million decrease.  Management elected to reduce provision expense in 2014 because of improved credit quality as evidenced by a reduction in non-performing loans.  Although the volume of loans increased during the nine months ended September 30, 2014, in 2013 the portfolio contained some large commercial loans during which time specific reserves were provided.  Those loans are no longer present.  Non-performing loans declined from $6.5 million as of September 30, 2013 to $4.6 million as of September 30, 2014, a $1.9 million decrease.  The $0.8 million provision expense through September 30, 2014 was made to support loan growth in the period, protect against inherent losses that exist in the portfolio and reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $9.3 million as of September 30, 2014 compared to $8.9 million as of December 31, 2013.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended September 30, 2014, non-interest income amounted to $1.7 million, a $0.2 million, or 8%, decrease compared to $1.9 million recorded during the three months ended September 30, 2013.  A decline in the mortgage loan origination and refinance activities resulted in $0.1 million less gains recognized from the sales of fewer mortgage loans in the current year quarter compared to the same quarter of 2013.  In addition, there were no gains on investment securities recognized for the quarter ended September 30, 2014 compared to $0.1 million in gains recognized in the same period of 2013.

For the nine months ended September 30, 2014, non-interest income decreased $0.7 million, or 12%, to $5.3 million recorded in the first nine months of 2014 compared to $6.0 million recorded in the first nine months of 2013.  The high volume of residential loan refinance activity, molded by the prevailing low interest rate environment, has subsided as many existing mortgage holders as well as new home owners have previously availed themselves to this rare economic occurrence.  Accordingly, the volume of residential loans sold into the secondary market has declined resulting in a $0.7 million decline in gains from their sales in the first nine months of 2014 compared to the same 2013 period.  In tandem with this decline were lower mortgage service charges of approximately $0.2 million.  In addition, service charges on deposit accounts declined by $0.1 million during the first nine months of 2014 compared to the same period in 2013 due to less overdraft fees.  Partially offsetting these items were higher net service charges on sold loans, interchange fees, and rental income of $0.3 million in total.

Other operating expenses

For the three months ended September 30, 2014, total other operating expenses increased $0.3 million, or 6%, compared to the three months ended September 30, 2013. Salary and employee benefits increased $0.2 million, or 9%, in the third quarter of 2014 compared to the third quarter of 2013.  The basis of the increase includes annual merit increases, one-time salary increases and incentives awarded to select employees in the normal course of performance management and a temporary increase to group health insurance caused by a large payment of a reimbursable claim; the reimbursement of which is pending.  Professional services were up $0.1 million, or 29%, during the third quarter of 2014 compared to the third quarter of 2013 because more corporate legal  related services were required during the 2014 quarter.  Other real estate owned (ORE) expense increased $0.1 million during the third quarter of 2014 compared to the same 2013 quarter due to $0.1 million in write downs taken on ORE properties in the third quarter of 2014 compared to none taken in the 2013 third quarter.  The other component of other operating expenses increased due to a higher shares tax expense.  The higher shares tax was caused by a delay of shares tax credits to the fourth quarter of 2014 from the Company’s participation in a state sponsored educational improvement program.  In 2013, the shares tax credits were applied in the third quarter.  These increases were offset by a decline of $0.3 million in advertising and marketing expense due mostly to the delay until the fourth quarter of donations to participating organizations under the state sponsored educational improvement program and also to a large multi-media marketing campaign and highly visible public relations initiative that took place in 2013 that was not repeated in 2014.

For the nine months ended September 30, 2014, total other operating expenses increased by $0.3 million, or 2%, compared to the nine months ended September 30, 2013.  Salary and employee benefits increased $0.3 million, or 4%, during the first nine months of 2014 compared to the first nine months of 2013.  The basis of the increase includes select staff replacements at a higher level early in the year, the replacement of a senior level position, annual merit increases and one-time salary increases awarded to employees in the normal course of performance management.   These items were offset by lower expenses incurred for commissions and group insurance, the latter due to reduced medical claims net of increased administrative expenses.  Premises and equipment increased during the period by $0.1 million, or 5%.  New technology, core system maintenance increases and the extreme winter weather conditions in the current year all required additional expenditures for equipment and facility maintenance.  ORE expenses grew by nearly $0.1 million, or by 23%, in the current year.  In  2014, real estate taxes, insurance, maintenance and demolition costs of ORE properties has been more costly than what was incurred on the properties held during the same 2013 period.  The $0.2 million higher professional services fees are related to a 2013 legal over-accrual adjustment and additional corporate legal related services performed in 2014.  These items were partially offset by a decrease of $0.3 million, or 60%, in loan collection expenses.  Collection expense has decreased in the current year because the Company required less legal related services from outside attorneys in resolving problematic loans than in 2013.  The $0.2 million, or 18%, decrease in advertising and marketing during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was essentially caused by the delay in educational contributions, lower spending for multi-media Company branding and the community initiative project in 2013 that did not repeat in 2014.  A lower assessment rate caused the FDIC insurance premium to decrease $90 thousand, or 25%, during the nine months ended September 30, 2014 compared to the same 2013 period.

Comparison of financial condition at

September 30, 2014 and December 31, 2013

Overview

Consolidated assets increased $50.1 million, or 8%, to $673.9 million as of September 30, 2014 from $623.8 million at December 31, 2013.  The increase in assets was funded through growth in deposits of $42.2 million, short-term borrowings of $2.6 million and a $5.0 million increase in shareholders’ equity.  Net income of $4.7 million and $1.4 million in other comprehensive income partially offset by $1.4 million of dividends declared net of activity in the Company’s dividend reinvestment plan drove equity growth.  The increase in the funding sources was used to fund loan and investment growth.

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

As of September 30, 2014, the carrying value of investment securities amounted to $114.4 million, or 17% of total assets, compared to $97.4 million, or 16% of total assets, at December 31, 2013.  On September 30, 2014, 53% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2014.  The AFS securities were recorded with a net unrealized gain of $4.0 million as of September 30, 2014 compared to a net unrealized gain of $1.9 million as of December 31, 2013, or a net improvement of $2.1 million during the first nine months of 2014.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the value of bonds tend to decline.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be dependent on the direction and magnitude of interest rate movements and the duration of the Company’s bonds.  Thus, if interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the three and nine months ended September 30, 2014 and 2013 the Company did not incur other-than-temporary impairment charges in current earnings from its investment securities portfolio.

During the first nine months of 2014, the carrying value of total investments increased $17.0 million, or 17%.  The net increase included the investment of the proceeds from the sale of the Company’s corporate bonds that consisted of pooled trust preferred securities that occurred late in the fourth quarter of 2013, reinvestment of portfolio cash flow and from significant deposit growth during the current year.  For the remainder of 2014, the Company expects marginal growth in the investment portfolio which will be used to complement loan growth, the latter providing the potential for stronger earnings performance.  The Company expects to maintain a diverse and, in terms of total assets, a proportionately level investment portfolio throughout 2014.

A comparison of investment securities at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$60,043	52.5%	$49,686	51.0%
State & municipal subdivisions	36,217	31.6	32,611	33.5
Agency - GSE	17,583	15.4	14,601	15.0
Equity securities - financial services	582	0.5	525	0.5
Total	$114,425	100.0%	$97,423	100.0%

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $63 thousand and $11 thousand for the nine months ended September 30, 2014 and 2013, respectively.  The dividend rate has continued to rise in each of the quarters of 2013 and into 2014.  The balance in FHLB stock was $2.3 million and $2.6 million as of September 30, 2014 and December 31, 2013, respectively.

Loans held-for-sale (HFS)

Upon origination, most residential mortgages and certain small business administration (SBA) guaranteed loans may be classified as held-for-sale (HFS).  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.  As of September 30, 2014 and December 31, 2013, loans HFS consisted of residential mortgage loans.

As of September 30, 2014 and December 31, 2013, loans HFS had a carrying amount of $1.2 million and $0.9 million, respectively, which approximated their fair values.  During the nine months ended September 30, 2014, residential mortgage loans with principal balances of $25.0 million were sold into the secondary market and the Company recognized net gains of $0.5 million, compared to $72.0 million and $1.2 million, respectively during the nine months ended September 30, 2013.  With a decline in residential mortgage origination, refinance and modification activities, the Company does not expect to achieve the same level of gains from loan sales in 2014 as it had in 2013.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At September 30, 2014 and December 31, 2013, the servicing portfolio balance of sold residential mortgage loans was $254.6 million and $250.2 million, respectively.

Loans and leases

We have a team of business relationship managers, several of which are new to our bank, that offer a high level of knowledge and expertise.  We continue to provide our business relationship managers with the best products and services to assist and enhance our clients with their business.  This provides us with the opportunity to grow and expand our relationships.  We emphasize customer loyalty by being a trusted financial advisor to our clients.

For the first three quarters of 2014, the Bank has seen a reduction in non-performing loans of $1.2 million, or 20%.  We remain focused on practices that accent asset quality.  Our continued utilization of loan participations (sharing loans with other financial institutions) and various government guaranty programs helps us by further reducing our risk.

Commercial and industrial

The commercial and industrial (C&I) loan portfolio increased $2.1 million, or 3%, from $74.6 million at December 31, 2013 to $76.7 million at September 30, 2014.  Growth in this category through September, although modest, was impacted by the payoff of several large loans.  For the remainder of 2014, the Company expects nominal growth in the C&I portfolio.

Commercial real estate

The commercial real estate loan portfolio increased $6.1 million, or 3%, from $186.3 million at December 31, 2013 to $192.4 million as of September 30, 2014.  This level of growth has come from growing relationships with our existing customers and emphasizing our desire to grow owner occupied commercial real estate.  We believe both of these strategies will help manage loan portfolio risk.

Consumer

The consumer loan portfolio increased by $8.8 million, or 9%, from $98.8 million at December 31, 2013 to $107.6 million at September 30, 2014.  The increase in this portfolio was primarily attributable to the auto loans and leases category.  During the first three quarters of 2014, the Company’s strategy of building on its existing relationships with automobile dealerships for loans and leases enabled the Company to grow this portfolio segment.  Steady growth here as well as seasonal promotions of home equity lines of credit accounted for the consumer loan growth in the first nine months of 2014.  Continued emphasis on this segment is expected for the remainder of the year.

Residential

The residential loan portfolio grew $7.2 million, or 6%, from $118.6 million at December 31, 2013 to $125.8 million at September 30, 2014.  Incremental originations, primarily within the scope of the Company’s residential mortgage loan modification program targeting loans of relatively short duration – 15 years or less, has had reasonable success in light of contravening market factors including an extended low interest rate environment.  Residential mortgage loan activity with purchases of real estate is expected to continue, albeit limited, throughout remainder of year.

The composition of the loan portfolio at September 30, 2014 and December 31, 2013, is summarized as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$76,710	15.3%	$74,551	15.6%
Commercial real estate:
Non-owner occupied	93,142	18.5	89,255	18.7
Owner occupied	91,838	18.3	86,294	18.0
Construction	7,402	1.5	10,765	2.2
Consumer:
Home equity installment	32,487	6.5	34,480	7.2
Home equity line of credit	40,651	8.1	36,836	7.7
Auto and leases	27,867	5.5	22,261	4.7
Other	6,613	1.3	5,205	1.1
Residential:
Real estate	117,602	23.4	110,365	23.1
Construction	8,154	1.6	8,188	1.7
Gross loans	502,466	100.0%	478,200	100.0%
Less:
Allowance for loan losses	(9,277)		(8,928)
Unearned lease revenue	(174)		(56)
Net loans	$493,015		$469,216

Loans held-for-sale	$1,161		$917

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

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets monthly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due.  The assessment process also includes the review of all loans on non-accrual status as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Net charge-offs for the nine months ended September 30, 2014 were $0.5 million compared to $2.2 million for the nine months ended September 30, 2013, an improvement of $1.7 million.  The year-over-year improvement was the result of improved overall credit quality.  During the third quarter of 2014, charge-offs were taken on a variety of consumer, residential and commercial loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.3 million as of September 30, 2014, $8.9 million as of December 31, 2013 and $8.4 million as of September 30, 2013.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values.

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

During the fourth quarter of 2013, the Company changed its methodology to determine historical loss percentages from a two-year average that was calculated annually to a trailing twelve-quarter average. Management determined that utilizing a trailing twelve-quarter average minimizes the impact of certain anomalies caused by irregular occurrences such as infrequent large loan charge-offs.  In addition, during the fourth quarter of 2013, management changed its methodology used to calculate the allowance for loan losses by eliminating certain loans from the calculation that have very little risk of not being collected.  Such loans would include the guaranteed portion of all commercial loans that carry a guarantee by the SBA and all loan categories that are fully secured by cash collateral.  The change in the averaging convention had an immaterial impact on the September 30, 2014 and December 31, 2013 allowance calculations.  In addition, by excluding the cash secured and guarantee portion of SBA loans, the Company was able to reduce the allowance requirement by approximately $0.1 million as of September 30, 2014 and $0.2 million as of December 31, 2013.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2014		December 31, 2013		September 30, 2013

Balance at beginning of period	$8,928		$8,972		$8,972

Charge-offs:
Commercial and industrial	39		56		56
Commercial real estate	217		2,091		1,815
Consumer	287		400		274
Residential	93		218		158
Total	636		2,765		2,303

Recoveries:
Commercial and industrial	25		30		8
Commercial real estate	90		30		28
Consumer	26		110		99
Residential	34		1		1
Total	175		171		136
Net charge-offs	461		2,594		2,167
Provision for loan losses	810		2,550		1,600
Balance at end of period	$9,277		$8,928		$8,405

Net charge-offs (annualized) to average total loans outstanding	0.13%		0.56%		0.95%
Allowance for loan losses to net charge-offs (annualized)	15.09	x	3.44	x	1.94	x
Allowance for loan losses to total loans	1.84%		1.86%		1.81%
Loans 30 - 89 days past due and accruing	$4,239		$5,268		$3,276
Loans 90 days or more past due and accruing	$149		$155		$345
Non-accrual loans	$4,490		$5,668		$6,148
Allowance for loan losses to loans 90 days or more past due and accruing	62.26	x	57.60	x	24.36	x
Allowance for loan losses to non-accrual loans	2.07	x	1.58	x	1.37	x
Allowance for loan losses to non-performing loans	2.00	x	1.53	x	1.29	x
Average total loans	$490,827		$461,539		$458,325

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  At September 30, 2014, non-performing assets represented 1.09% of total assets compared with 1.82% of total assets as of September 30, 2013 and 1.44% as of December 31, 2013.  The improvement resulted from a significant reduction in non-performing loans, elimination of the non-accrual securities (pooled trust preferred securities), and a reduction in troubled debt restructurings.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013

Loans past due 90 days or more and accruing	$149	$155	$345
Non-accrual loans *	4,490	5,668	6,148
Total non-performing loans	4,639	5,823	6,493
Troubled debt restructurings	754	1,045	1,059
Other real estate owned and repossessed assets	1,936	2,086	2,966
Non-accrual securities	-	-	1,166
Total non-performing assets	$7,329	$8,954	$11,684

Total loans, including loans held-for-sale	$503,453	$479,061	$464,008
Total assets	$673,885	$623,825	$640,294
Non-accrual loans to total loans	0.89%	1.18%	1.32%
Non-performing loans to total loans	0.92%	1.22%	1.40%
Non-performing assets to total assets	1.09%	1.44%	1.82%

* In the table above, the amount includes non-accrual TDRs of $0.9 million as of September 30, 2014, $1.0 million as of December 31, 2013 and $1.0 million as of September 30, 2013.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased from $5.8 million on December 31, 2013 to $4.6 million on September 30, 2014, a $1.2 million decrease (20%).  As of December 31, 2013, the portion of accruing loans that was over 90 days past due totaled $0.2 million and consisted of four loans to four unrelated borrowers, ranging from $7 thousand to $0.1 million.  At September 30, 2014, the portion of accruing loans that was over 90 days past due totaled $0.1 million and consisted of four loans to four unrelated borrowers ranging from $2 thousand to $83 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2013, there were 47 loans to 37 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  At September 30, 2014 there were 44 loans to 40 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.9 million.  The decrease in non-accrual loans was related to loans that were charged off, paid off, transferred to ORE or moved back to accrual status.

At September 30, 2014, non-accrual loans totaled $4.5 million compared with $5.7 million at December 31, 2013, a decrease of $1.2 million.  Non-accrual loans decreased during the period ending September 30, 2014 for the following reasons:  $2.2 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.6 million were reduced or paid off; $0.4 million were charged-off; $1.2 million were transferred to ORE; $0.2 million of loans were returned to performing status.  In addition, $1.0 million of non-accrual loans were transferred from loans to premises and equipment as more fully described under the caption “Premises and equipment”, contained in this management’s discussion and analysis below.  The ratio of non-performing loans to total loans was 0.92% at September 30, 2014 compared to 1.22% at December 31, 2013.

The composition of non-performing loans as of September 30, 2014 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$76,710	$92	$24	$116	0.15%
Commercial real estate:
Non-owner occupied	93,142	-	776	776	0.83%
Owner occupied	91,838	-	1,884	1,884	2.05%
Construction	7,402	-	264	264	3.57%
Consumer:
Home equity installment	32,487	-	394	394	1.21%
Home equity line of credit	40,651	-	584	584	1.44%
Auto loans and leases	27,693	-	-	-	0.00%
Other	6,613	-	20	20	0.30%
Residential:
Real estate	117,602	57	544	601	0.51%
Construction	8,154	-	-	-	-
Loans held-for-sale	1,161	-	-	-	-

Total	$503,453	$149	$4,490	$4,639	0.92%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of September 30, 2014 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $125 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $1.6 million at September 30, 2014, which was a decrease from the December 31, 2013 total of $2.0 million, the result of loan payoffs during the first nine months of 2014.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the nine months ended September 30, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Pay downs / payoffs	10	281	92	383
Ending balance	$25	$729	$875	$1,629

As of and for the year ended December 31, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	7	51	99	157
Ending balance	$35	$1,010	$967	$2,012

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.9 million at September 30, 2014 and $2.1 million at December 31, 2013.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$2,078	15	$1,600	12

Additions	1,038	6	2,381	15
Pay downs	-		(34)
Write downs	(126)		(443)
Sold	(1,066)	(10)	(1,426)	(12)
Balance at end of period	$1,924	11	$2,078	15

As of September 30, 2014, ORE consisted of eleven properties from ten unrelated borrowers totaling $1.9 million.  Five of these properties ($1.0 million) were added in 2014; two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); one was added in 2011 ($0.2 million) and one was added in 2010 ($0.3 million).  In addition, of the elven properties, seven ($1.8 million) were listed for sale, while the remaining properties (four of approximately $0.1 million in total) are in litigation, awaiting appraisals and disposition plans or undergoing eviction proceedings.

Other repossessed assets held-for-sale included an automobile with a book value of $12 thousand at September 30, 2014.  At December 31, 2013, other repossessed assets consisted of an automobile with a book value of $8 thousand which was sold during 2014.

Premises and equipment

Net of depreciation, premises and equipment increased $1.0 million during the first nine months of 2014.  During the 2014 first quarter, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status.  The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises.  The Company expects to use the property for future facility expansion.

Other assets

The $1.8 million increase in other assets was due mostly to progress payments on facility remodeling and branch relocation, residual values associated with recording new automobile leases, net of lease disposals, normal cyclical changes to prepaid expenses, amounts due from borrowers for their loan escrow accounts, partially offset by income tax refunds and a decline in the net deferred tax asset.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Money market	$102,779	18.0%	$83,512	15.8%
Interest-bearing checking	118,323	20.7	100,315	18.9
Savings and clubs	112,018	19.5	109,253	20.6
Certificates of deposit	103,805	18.2	113,699	21.5
Total interest-bearing	436,925	76.4	406,779	76.8
Non-interest bearing	134,943	23.6	122,919	23.2
Total deposits	$571,868	100.0%	$529,698	100.0%

Total deposits increased $42.2 million, or  8%, from $529.7 million at December 31, 2013 to $571.9 million at September 30, 2014.  Growth in transaction accounts of $52.1 million, or 13%, offset declines in CDs.  The increase in these transaction accounts was driven by an increase of $33.8 million in public deposits from negotiated contracts.  Success in deposit gathering strategies including periodic promotions and business relationship development helped boost money market accounts and non-interest bearing deposits for both retail and business customers.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and tailor creative programs to continue to grow within the market.  For the remainder of 2014, moderate deposit growth is expected.

The market interest rate profile had not changed significantly from year-end with the long end of the treasury yield curve actually receding to year-ago rate levels.  Thus, customers’ preference is for non-maturing deposits and for the Company, CDs continue to decrease; having declined $9.9 million, or almost 9%, from year-end 2013.  The current environment continues to cause business and retail customers to seek short-term alternatives for their deposits.  When rates begin to rise, there is no assurance that customers will continue to hold their deposits with the Company or they may seek higher rates from term CDs, thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of a creative CD campaign with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of September 30, 2014 and December 31, 2013, CDARS represented $7.7 million, or 1%, and $10.3 million, or 2%, respectively, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $40.2 million and $41.2 million at September 30, 2014 and December 31, 2013,  respectively.  Certificates of deposit of $250,000 or more amounted to $16.4 million and $15.7 million as of September 30, 2014 and December 31, 2013, respectively.

Including CDARS, approximately 17% of the CDs, with a weighted-average interest rate of 0.60%, are scheduled to mature in 2014 and an additional 38%, with a weighted-average interest rate of 0.91%, are scheduled to mature in 2015.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant net CD growth during the remainder of 2014, but is poised to develop a CD promotional program when economic demand is more forthcoming.  As with all promotions, the Company will consider the needs of the customers and simultaneously will be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first nine months of 2014 increased $5.1 million, or 82%, from year-end December 31, 2013.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At September 30, 2014 and December 31, 2013,  the Company had balances in overnight borrowings of $0 and $2.5 million, respectively.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$2,472	10.0%
Securities sold under repurchase agreements	11,225	41.2	6,171	25.0
Long-term FHLB advances	16,000	58.8	16,000	65.0
Total	$27,225	100.0%	$24,643	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2014, the Company maintained a one-year cumulative gap of positive (asset sensitive) $62.6 million, or 9%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2014:

		More than	More than
	Three months	three months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$6,429	$-	$-	$13,256	$19,685
Investment securities (1)(2)	3,479	12,263	27,863	73,102	116,707
Loans and leases(2)	186,416	70,326	115,536	121,898	494,176
Fixed and other assets	-	10,654	-	32,663	43,317
Total assets	$196,324	$93,243	$143,399	$240,919	$673,885
Total cumulative assets	$196,324	$289,567	$432,966	$673,885

Non-interest-bearing transaction deposits (3)	$-	$13,508	$37,083	$84,352	$134,943
Interest-bearing transaction deposits (3)	131,677	19,295	120,041	62,107	333,120
Certificates of deposit	17,901	33,393	42,811	9,700	103,805
Repurchase agreements	11,225	-	-	-	11,225
Long-term debt	-	-	16,000	-	16,000
Other liabilities	-	-	-	3,734	3,734
Total liabilities	$160,803	$66,196	$215,935	$159,893	$602,827
Total cumulative liabilities	$160,803	$226,999	$442,934	$602,827

Interest sensitivity gap	$35,521	$27,047	$(72,536)	$81,026
Cumulative gap	$35,521	$62,568	$(9,968)	$71,058

Cumulative gap to total assets	5.3%	9.3%	-1.5%	10.5%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-

earning asset and interest-bearing liability levels at September 30, 2014 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2014 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.5%	(2.6)%
Net income	16.5	(7.7)
Economic value at risk:
Economic value of equity	(9.8)	(15.8)
Economic value of equity as a percent of total assets	(1.3)	(2.1)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2014, the Company’s risk-based capital ratio was 15.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2014, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$23,491	$1,230	5.5%
+100 basis points	22,723	462	2.1
Flat rate	22,261	-	-
-100 basis points	22,070	(191)	(0.9)
-200 basis points	21,674	(587)	(2.6)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits and repurchase agreements, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB)  and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-backed securities to decrease.  Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s ALCO.  As of September 30, 2014, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2014, the Company generated $6.5 million of cash.  During the period, the Company’s operations provided approximately $5.8 million mostly from $16.3 million of net cash inflow from the components of net interest income, a $0.9 million income tax refund in the second quarter of 2014; partially offset by net non-interest expense /income related payments of $8.7 million, $1.1 million of estimated income tax payments  and a $1.6 million increase in the residual value from the Company’s automobile leasing activities.  Cash proceeds from the sale of the pooled trust preferred securities portfolio in the fourth quarter of 2013 along with cash inflow from interest-earning assets and growth in deposits and short-term borrowings were used to fund loan demand growth, security investments and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio during the remainder of 2014 funded by deposits, repos, operations and if necessary short-term borrowings.  The seasonal nature of deposits  from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2013.

As of September 30, 2014, the Company maintained $19.7 million in cash and cash equivalents and $115.6 million of investments AFS and loans HFS.  Also as of September 30, 2014, the Company had approximately $175.3 million available to borrow from the FHLB, $21.0 million from correspondent banks, $30.2 million from the FRB and $32.5 million from the CDARS program.  The combined total of $394.3 million represented 59% of total assets at September 30, 2014.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2014, total shareholders' equity increased $5.0 million, or 8%, due principally from the $4.7 million in net income added into retained earnings and to a lesser extent, the $1.4 million, after-tax improvement in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $0.5 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and Dividend Reinvestment (DRP) plans.  These items were partially offset by $1.8 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 38.5% for the nine months ended September 30, 2014.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2014, the Company reported a net unrealized gain position of $2.6 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.2 million as of December 31, 2013.  The improvement during the first nine months of 2014 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during said period the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first nine months of 2014, the Company utilized both methods of fulfilling the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.    Beginning in 2009, the Company’s board of directors had allowed a benefit to our loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of September 30, 2014, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2014:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2014

Total capital (to risk-weighted assets)
Consolidated	$74,584	15.3%	≥	$39,083	≥	8.0%		N/A		N/A
Bank	$74,142	15.2%	≥	$39,073	≥	8.0%	≥	$48,842	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$68,307	14.0%	≥	$19,541	≥	4.0%		N/A		N/A
Bank	$67,996	13.9%	≥	$19,537	≥	4.0%	≥	$29,305	≥	6.0%

Tier I capital (to average assets)
Consolidated	$68,307	10.3%	≥	$26,416	≥	4.0%		N/A		N/A
Bank	$67,996	10.3%	≥	$26,395	≥	4.0%	≥	$32,994	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2013 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2014.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013;  Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: November 6, 2014	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 6, 2014	/s/Salvatore R. DeFrancesco, Jr.
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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013;  Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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