Form 10-K
period 2014-12-31
FIDELITY D & D BANCORP INC
filed 2015-03-17
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $52.4 million as of June 30, 2014, based on the closing price of $27.85.  The number of shares of common stock outstanding as of February 28, 2015, was 2,439,905.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2014 Annual Report on Form 10-K

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2014 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.    The Company had 159 full-time equivalent employees on December 31, 2014, which includes exempt officers, exempt, non-exempt and part-time employees.

The banking business is highly competitive, and the success and profitability of the Company depends principally on its ability to compete in its market area.  Competition includes, among other sources: local community banks; savings banks; regional banks; national banks; credit unions; savings & loans; insurance companies; money market funds; mutual funds; small loan companies and other financial services companies.  The Company has been able to compete effectively with other financial institutions by emphasizing customer service enhanced by local decision making.  These efforts enable the Company to establish long-term customer relationships and build customer loyalty by providing products and services designed to address their specific needs.

The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control. The Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially within Lackawanna and Luzerne counties which the Company defines as its primary market area.  An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s market could cause an increase in the level of the Company’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital.  There are no concentrations of loans that, if lost, would have a material adverse effect on the continued business of the Company.  There is no material concentration within a single industry or a group of related industries that is vulnerable to the risk of a near-term severe impact.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of residential real estate, commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties.

During 2014, the national economy strengthened with the unemployment rate returning to the pre-2009 levels and the number of jobs increasing from the end of 2013.  Similarly, the unemployment rate in the Company’s local statistical market, Scranton-Wilkes-Barre, at 5.6%, approximated the national rate, as the local market unemployment rate declined 27%, from 7.7% at the end of 2013.  Compared to year-end 2013, however, the number of ready-and-able workers searching for jobs declined and though there was job growth in our region in 2014, the shrinking labor force had a more significant influence on the rate of unemployment than did the increase in jobs.  Also, in the Wilkes-Barre-Scranton real estate market, the median home values declined by 1.1% from year-end 2013 indicating a sustaining period of softness in the residential real estate market.  A low and shrinking work force, akin to high unemployment, and declining property values that secure the related loans could adversely impact the ability or desire of borrowers to repay their loans, exposing the Company to the potential for credit loss.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers.  In addition, the Company strives to accelerate the property foreclosure process thereby lessening the negative financial impact of foreclosed property ownership.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking,  the Federal Deposit Insurance Corporation (the FDIC) and the rules promulgated by the Consumer Financial Protection Bureau (the CFPB) but continues to be examined and supervised by federal banking regulators for consumer compliance purposes.  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.  Applicable regulations relate to, among other things:

• operations	• consolidation
• securities	• reserves
• risk management	• dividends
• consumer compliance	• branches
• mergers	• capital adequacy

The Bank is examined by the Pennsylvania Department of Banking and the FDIC.  The last examination was conducted by the Pennsylvania Department of Banking as of September 30, 2014.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2014, the Company operated 11 full-service banking offices, of which six were owned and five were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch (3)	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (4)	x		x

4010 Birney Ave., Moosic, PA	Owned	Moosic Branch	x	x	x

801 Wyoming Ave., West Pittston, PA	Leased	West Pittston Branch (5)	x		x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Owned	Kingston Branch	x	x	x

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	x	x	x

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
(3)

In addition, there is a banking facility located in the Clarks Summit State Hospital.  The office is leased from the hospital under a lease-for-service-provided agreement with service limited to employees and patients of the hospital.  This office was closed during the first quarter of 2015.

(4)	Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building. A portion of the building is leased to a non-related entity.
(5)

The West Pittston branch will relocate to a new facility, currently under construction, in Pittston, PA.  The West Pittston lease expires in 2015.  The new branch is scheduled to open in April 2015 and its new long-term lease will commence upon occupancy of the new building.  Similar to the Green Ridge St., Scranton branch office, the new Pittston branch will lease the land from an unrelated third party and the building is the Company’s own capital improvement.

As of December 31, 2014, the Bank maintained two free standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;
•	Gino Merili Veteran’s Center, 401 Penn Ave., Scranton, PA.

During the first quarter of 2015, the Bank removed the 401 Penn Ave. ATM and added an ATM at the following location:

•	Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA.

Foreclosed assets held-for-sale include other real estate owned (ORE).  The Company had twelve ORE properties as of December 31, 2014, which stemmed from eleven unrelated borrowers.  Of the twelve properties, seven were listed for sale, while the remaining five properties are in litigation, awaiting closing and disposition plans or undergoing eviction proceedings.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.

ITEM 3:    LEGAL PROCEEDINGS

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company after consulting with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material effect on the Company’s undivided profits or financial condition or results of operations.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

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

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2014			2013
	Prices		Dividends	Prices		Dividends
	High	Low	paid	High	Low	paid

1st Quarter	$28.16	$25.81	$0.25	$27.50	$20.11	$0.25
2nd Quarter	$28.50	$26.00	$0.25	$27.00	$22.50	$0.25
3rd Quarter	$32.00	$27.65	$0.25	$27.00	$24.05	$0.25
4th Quarter	$36.00	$30.15	$0.35	$30.00	$25.00	$0.35

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

The Company offers a dividend reinvestment plan (DRP) for its shareholders.  The DRP provides shareholders with a convenient and economical method of investing cash dividends payable on their common stock and the opportunity to make voluntary optional cash payments to purchase additional shares of the Company’s common stock.  Participants pay no brokerage commissions or service charges when they acquire additional shares of common stock through the DRP.  The administrator may purchase shares directly from the Company, in the open market, in negotiated transactions with third parties or using a combination of these methods.

The Company had approximately 1,419 shareholders at December 31, 2014 and 1,407 shareholders as of February 28, 2015.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2014 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Independent Director Stock Option Plan	15,000	$28.90	-
2000 Stock Incentive Plan	4,000	$27.90	-
2002 Employee Stock Purchase Plan	4,358	$23.40	74,236
2012 Omnibus Stock Incentive Plan	5,870	$23.29	492,746
2012 Director Stock Incentive Plan	6,000	$23.13	490,000
Equity compensation plans not approved by security holders - none	-	-	-
Total	35,228	$26.19	1,056,982

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2010, and ending December 31, 2014.  As of December 31, 2014, the SNL index consisted of 146 banks.  A listing of the banks that comprise the index can be found on the Company’s website at www.bankatfidelity.com and then clicking on,  Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank Pink > $500M link at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2009, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Fidelity D & D Bancorp, Inc.	100.00	139.20	150.05	155.44	209.86	271.54
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank Pink > $500M	100.00	105.64	103.86	114.53	139.20	163.18

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2014	2013	2012	2011	2010
Total assets	$676,485	$623,825	$601,525	$606,742	$561,673
Total investment securities	97,896	97,423	100,730	108,543	83,431
Net loans and leases	506,327	469,216	424,584	398,186	407,903
Loans held-for-sale	1,161	917	10,545	4,537	213
Total deposits	586,944	529,698	514,660	515,802	482,448
Short-term borrowings	3,969	8,642	8,056	9,507	8,548
Long-term debt	10,000	16,000	16,000	21,000	21,000
Total shareholders' equity	72,219	66,060	58,946	53,624	46,774

Operating data for the year ended:
Total interest income	$24,844	$23,853	$23,994	$25,603	$27,580
Total interest expense	2,917	2,968	3,354	4,761	6,827
Net interest income	21,927	20,885	20,640	20,842	20,753
Provision for loan losses	1,060	2,550	3,250	1,800	2,085
Net interest income after provision for loan losses	20,867	18,335	17,390	19,042	18,668
Other-than-temporary impairment	-	-	(136)	(246)	(11,836)
Other income	7,354	10,541	7,788	5,946	5,480
Other operating expense	19,703	19,119	18,581	18,052	18,073
Income (loss) before income taxes	8,518	9,757	6,461	6,690	(5,761)
Provision (credit) for income taxes	2,166	2,635	1,559	1,645	(2,557)
Net income (loss)	$6,352	$7,122	$4,902	$5,045	$(3,204)

Per share data:
Net income (loss) per share, basic	$2.63	$3.03	$2.14	$2.28	$(1.50)
Net income (loss) per share, diluted	$2.62	$3.02	$2.14	$2.28	$(1.50)
Dividends declared	$2,667	$2,602	$2,283	$2,210	$2,137
Dividends per share	$1.10	$1.10	$1.00	$1.00	$1.00
Book value per share	$29.75	$27.62	$25.37	$23.78	$21.48
Weighted-average shares outstanding	2,412,962	2,353,056	2,286,233	2,213,631	2,141,323
Shares outstanding	2,427,767	2,391,617	2,323,248	2,254,542	2,178,028

Ratios:
Return on average assets	0.96%	1.15%	0.81%	0.85%	-0.55%
Return on average equity	9.12%	11.70%	8.62%	10.01%	-6.69%
Net interest margin	3.75%	3.80%	3.80%	3.89%	3.89%
Efficiency ratio	64.88%	64.99%	63.40%	65.47%	65.38%
Expense ratio	1.89%	1.87%	1.78%	2.04%	2.07%
Allowance for loan losses to loans	1.78%	1.86%	2.02%	1.97%	1.90%
Dividend payout ratio	41.99%	36.54%	46.56%	43.80%	N/M*
Equity to assets	10.68%	10.59%	9.80%	8.84%	8.33%
Equity to deposits	12.30%	12.47%	11.45%	10.40%	9.70%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2014 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2014 and 2013 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2014

and 2013 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 6.7% at December 31, 2013 to 5.6% at December 31, 2014, remaining at the lowest level since 2008.  The unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) started to align with the national rate at the end of 2014 after lagging behind for years.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2014 was 5.6%, a decline of 2.1 percentage points from 7.7% at December 31, 2013.  However, during the same period, the local labor force declined by more than 1%.  Although there were more jobs at the end of 2014 compared to the same 2013 period, the sizeable decline in the workforce had a greater impact in driving the unemployment rate downward.  The median home values in the region declined 1.1% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, predicts values will rise negligibly within the next year.  We believe market conditions are slowly improving in our region.  In light of these statistics, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During 2014, our assets grew by more than 8% from deposit growth and retained net earnings, both of which were used to fund growth in the loan portfolio, pay down high costing long-term debt and fund facility construction projects.  In 2015, we expect to continue to grow all facets of loans, however concentrated  mostly within the commercial and consumer portfolios with funding provided by deposit growth.  We expect to grow the investment portfolio weighted heavier in mortgage-backed securities - an interest rate risk strategy in the event rates begin to rise.  The cash flow from these securities will provide liquidity to reinvest in  higher yielding assets.  Funding will be provided from cash on hand, deposits and operations.

We continued to improve asset quality, reducing non-performing assets by nearly 11% including a 9% reduction in non-performing loans.  Non-performing assets represented 1.18% of total assets as of December 31, 2014, down from 1.44% at the prior year end.  For 2015, we expect to continue to improve asset quality including a decline in non-accrual loans and when necessary expeditiously control the ownership and subsequent disposition of foreclosed assets thereby minimizing the high cost and losses associated with property ownership.

We generated $6.4 million in net income in 2014, down from $7.1 million in 2013.  However, our 2013 earnings benefited from a $1.9 million after tax gain from the sale of our impaired pooled trust preferred securities portfolio.  In 2014 our larger and stronger balance sheet with improved asset quality contributed to the success of our earnings performance.  In 2015, we expect net earnings to increase over 2014; from growth in interest-earning assets, improved asset quality thereby requiring less credit related costs and sound overhead expense management.  We expect growth in net interest income with a minor slip in the interest rate margin.  From a financial condition and performance perspective, our mission for 2015 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our business services and continue to improve credit risk at tolerable levels thereby improving overall asset quality.

Finally, we will be relocating one of our branch offices in 2015.  In the second quarter, we will move our West Pittston office to Pittston.  The new branch office will provide a modern, state-of-the are facility for our loyal customer base located in the northeastern region of Luzerne County.

For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment, with a slightly accelerated pace of rate increases occurring in the second half of 2015.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Though we expect interest rates to rise, we anticipate net interest margin to decline slightly in 2015.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward and expectations are for short-term rates to remain low but to begin to rise during the second half of the year, potentially pressuring deposit rate pricing.  The shape of the interest rate yield curve sloped positive in 2014 and is expected to continue into 2015 with a more positive slope expected to occur in 2015 caused by higher forecasted long-term rates.  Although, the rapid increase in short-term interest rates scenario will then lead to flattening of the yield curve and cannot be ruled out.  Growth in all loan sectors at prudent loan pricing coupled with low funding costs, should help maintain an acceptable interest rate margin during 2015 and beyond.

Financial Condition

Consolidated assets increased $52.7 million, or 8%, to $676.5 million as of December 31, 2014 from $623.8 million at December 31, 2013.  The increase in assets occurred predominantly in the loan portfolios funded by growth in deposits of $57.2 million, $3.7 million in earnings, net of dividends declared, and $0.8 million infused from the Company’s dividend reinvestment and employee stock purchase plans.  Deposit growth was also used to fund the pay down of $6.0 million in long-term debt, fund construction projects and reduce short-term borrowings with the balance held in cash for future use.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2014	%	2013	%	2012	%
Cash and cash equivalents	$25,851	3.8%	$13,218	2.1%	$21,846	3.6%
Investment securities	97,896	14.5	97,423	15.6	100,730	16.7
Federal Home Loan Bank stock	1,306	0.2	2,640	0.4	2,624	0.4
Loans and leases, net	507,488	75.0	470,133	75.4	435,129	72.3
Bank premises and equipment	14,846	2.2	13,602	2.2	14,127	2.3
Life insurance cash surrender value	10,741	1.6	10,402	1.7	10,065	1.7
Other assets	18,357	2.7	16,407	2.6	17,004	3.0
Total assets	$676,485	100.0%	$623,825	100.0%	$601,525	100.0%

Liabilities:
Total deposits	$586,944	86.7%	$529,698	84.9%	$514,660	85.6%
Short-term borrowings	3,969	0.6	8,642	1.4	8,056	1.3
Long-term debt	10,000	1.5	16,000	2.6	16,000	2.7
Other liabilities	3,353	0.5	3,425	0.5	3,863	0.6
Total liabilities	604,266	89.3	557,765	89.4	542,579	90.2
Shareholders' equity	72,219	10.7	66,060	10.6	58,946	9.8
Total liabilities and shareholders' equity	$676,485	100.0%	$623,825	100.0%	$601,525	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%

2014	$52,660	8	$52,213	9	$57,246	11	$(4,673)	(54)	$(6,000)	(38)
2013	22,300	4	30,087	6	15,038	3	586	7	-	-
2012	(5,217)	(1)	(1,690)	-	(1,142)	-	(1,451)	(15)	(5,000)	(24)
2011	45,069	8	37,257	7	33,354	7	959	11	-	-
2010	5,656	1	7,352	1	23,453	5	(7,985)	(48)	(11,000)	(34)

* Earning assets exclude: loans and securities placed on non-accrual status.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 11 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking, or DDA.  The Company also offers short- and long-term time deposits or certificates of deposit (CDs).  CDs are deposits with stated maturities which can range from seven days to ten years.  Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and long-term FHLB advances.

The following table represents the components of total deposits as of December 31:

	2014		2013
(dollars in thousands)	Amount	%	Amount	%

Money market	$118,653	20.3%	$83,512	15.8%
Interest-bearing checking	124,009	21.1	100,315	18.9
Savings and clubs	110,282	18.8	109,253	20.6
Certificates of deposit	104,630	17.8	113,699	21.5
Total interest-bearing	457,574	78.0	406,779	76.8
Non-interest bearing	129,370	22.0	122,919	23.2
Total deposits	$586,944	100.0%	$529,698	100.0%

Total deposits increased $57.2 million, or 11%, from $529.7 million at December 31, 2013 to $586.9 million at December 31, 2014.  Growth in transaction accounts of $66.3 million, or 16%, offset declines in CDs.  The increase in transaction accounts was driven by an increase of $29.2 million in public deposits from negotiated contracts on interest bearing and non-interest-bearing checking accounts.  Success in deposit gathering strategies including periodic promotions and business relationship development helped boost money market accounts for both retail and business customers.  By offering periodic deposit promotions, the Company has had success in executing on its model of developing new and strengthening existing relationships.  The events create opportunities to cross-sell all of the Bank’s financial products and provides communication channels for establishing trust and financial service relationships thereby creating a stronger bond with existing and creating bonds with potential customers.  The Company will continue to execute on its relationship building strategy, explore marketplace demographics and develop creative programs for its customers.  The Company expects moderate asset growth in 2015 funded by deposit growth encompassing all product types.

The market interest rate profile continues to be low with intermediate and long-term market rates falling below the 2013 levels.  Customers’ appetite for long-term deposit products continues to be non-existent with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continues to decrease; having declined $9.1 million, or 8%, from year-end 2013.  The Company had a minor amount of success with its CD promotions but the low rate environment has basically enticed customers to vacate the CD marketplace.  When rates begin to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of creative CD campaigns with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of December 31, 2014 and 2013, CDARS represented $7.7 million, or 1%, and $10.3 million, or 2%, respectively, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2014 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$3,247	$6,441	$10,514	$22,848	$43,050
CDs of less than $100,000	7,828	6,762	10,504	28,798	53,892
CDARS	2,285	3,385	2,018	-	7,688
Total CDs	$13,360	$16,588	$23,036	$51,646	$104,630

Including CDARS, approximately 51% of the CDs, with a weighted-average interest rate of 0.80%, are scheduled to mature in 2015 and an additional 29%, with a weighted-average interest rate of 0.93%, are scheduled to mature in 2016.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2015, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2014	2013

Overnight borrowings	$-	$2,472
Securities sold under repurchase agreements	3,969	6,170
Total	$3,969	$8,642

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Long-term debt

As of December 31, 2014 and 2013, long-term debt consisted of a single advance from the FHLB of $10.0 million and $16.0 million, respectively, bearing an interest rate of 5.26% and scheduled to mature in 2016.  The interest rate on the advance is fixed until 2016, however the rate is structured to adjust quarterly should market interest rates increase beyond the issue’s strike rate.  In the event underlying market rates drift above the rate currently paid on this borrowing, the fixed-rate would convert to a  floating-rate and at that juncture the Company would have the option to repay, without penalty, or renegotiate the

converted rate.   The rate on the advance was 103 basis points above the tax-equivalent yield of 4.23% earned from the Company’s average interest-earning assets for the year ended December 31, 2014 creating a drag on net interest margin.

Significant prepayment fees are attached to the borrowing and prepaying the high-cost debt is considered only when the Company concludes that it is economically feasible to do so.  Determination to prepay is assessed frequently, however, prepayment is more likely to occur at a time nearer to the advance’s maturity date.  In December 2014, the Company paid down $6.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.5 million.  The transaction was funded with deposit growth and for 2015 will reduce interest expense from long-term debt by approximately $0.3 million.  As of December 31, 2014, the Company had the ability to borrow an additional $181.5 million from the FHLB.

Funds Deployed:

Investment Securities

The Company’s investment policy is designed to complement its lending activities, provide monthly cash flow, manage interest rate sensitivity and generate a favorable return without incurring excessive interest rate and credit risk while managing liquidity at acceptable levels.  In establishing investment strategies, the Company considers its business, growth strategies or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities in its portfolio, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations.  The Company’s policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters.  Management buys and sells investment securities from time-to-time depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies.  Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings.  The Company generally earns a positive interest spread by assuming interest rate risk using deposits or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (OCI).  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of December 31, 2014, the carrying value of investment securities amounted to $97.9 million, or 14% of total assets, compared to $97.4 million, or 16% of total assets, at December 31, 2013.  On December 31, 2014, 47% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2014.  The AFS securities were recorded with a net unrealized gain of $4.2 million as of December 31, 2014 compared to a net unrealized gain of $1.9 million as of December 31, 2013, or a net improvement of $2.3 million during 2014.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the years ended December 31, 2014 and 2013, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2014, the carrying value of total investments increased $0.5 million, or less than 1%.  The Company attempts to maintain a well-diversified and proportionately level investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash to be reinvested during the first quarter of 2015.  The Company expects to grow the portfolio and increase its relative size with a bias toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of total investment securities as of December 31 follows:

	2014		2013
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$45,870	46.9%	$49,686	51.0%
State & municipal subdivisions	37,033	37.8	32,611	33.5
Agency - GSE	14,398	14.7	14,601	15.0
Equity securities - financial services	595	0.6	525	0.5
Total	$97,896	100.0%	$97,423	100.0%

As of December 31, 2014, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s stockholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2014   are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$-	-%	$15,337	2.48%	$30,533	2.18%	$45,870	2.28%
State & municipal subdivisions	1,000	1.64	-	-	1,891	5.77	34,142	5.73	37,033	5.62
Agency - GSE	-	-	12,318	1.26	2,080	2.93	-	-	14,398	1.50
Total debt securities	$1,000	1.64%	$12,318	1.26%	$19,308	2.83%	$64,675	4.02%	$97,301	3.39%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $90 thousand and $21 thousand for the years ended December 31, 2014 and 2013, respectively.  The balance in FHLB stock was $1.3 million and $2.6 million as of December 31, 2014 and 2013, respectively.

Loans and leases

The model of our lending teams has progressed from a transaction oriented business to one of building  new and strengthening existing relationships.  We understand our marketplace and we understand our business customers and the businesses in which they operate.  We also understand the personal essentials of our retail clientele, whether it be the need of a residential mortgage or consumer loan.  This market intelligence enables our lending teams to provide products and services tailored to meet the objectives sought while improving the Company’s performance and enhancing the well-being of our community.  We are fully vested in providing superior service by having trained, dedicated professionals whose mission is being trusted financial advisors.  As a result of these efforts, our loan portfolio continues to grow in a marketplace that has experienced minimal historical growth.  For 2015, we are projecting a modest growth in the overall loan portfolio.  This is somewhat predicated on the magnitude and direction of the eminent change in the interest rate environment and the course of our local economy and how these factors relate to demand for credit.

Net of loan participations, in 2014 the Company originated $24.4 million of commercial and industrial loans and $15.1 million of commercial real estate loans compared to $22.6 million and $14.0 million, respectively, in 2013.  Also, during 2014, the Company originated $21.1 million of residential real estate loans for portfolio retention and $33.1 million of consumer loans, compared to $19.1 million and $30.7 million, respectively, in 2013.  Included in mortgage loans were $10.7 million of residential real estate construction lines in 2014 and $9.1 million in 2013.  In addition for 2014, the Company had originations of lines of credit in the amounts of $34.3 million for commercial borrowers and $14.9 million in home equity and other consumer lines of credit.

Commercial and industrial and commercial real estate

Compared to year-end 2013, the commercial and industrial (C&I) loan portfolio increased $5.7 million, or 8%, from $74.6 million to $80.3 million and the commercial real estate (CRE) loan portfolio increased $10.2 million, or 5%, from $186.3 million to $196.5 million as of December 31, 2014.  Our sales management program, knowledgeable and dedicated team of relationship managers and cash management specialists, along with the strong support of back office partners has resulted in a steady growth in the commercial loan portfolio over the past four years increasing $22.4 million or 8.82% from $254.3 million in 2010 to $276.8 million in 2014.

Consumer

The consumer loan portfolio increased by $10.7 million, or 11%, from $98.8 million at December 31, 2013 to $109.5 million at December 31, 2014.  The increase in this portfolio was attributable to increased auto loans and leases and to home equity lines of credit.  Throughout 2014, the Company’s strategy of building on its existing relationships with automobile dealerships for loans and leases enabled the Company to grow that segment.  Late in the third quarter and into the fourth quarter, the Company conducted a successful seasonal home equity loan campaign.  Success in both areas accounted for the consumer loan growth for 2014.

Residential

The residential loan portfolio grew $10.9 million, or 9%, from $118.6 million at December 31, 2013 to $129.5 million at December 31, 2014.  Incremental originations, primarily within the scope of the Company’s residential mortgage loan modification program targeting loans of relatively short duration – 15 years or less, have had reasonable success in light of contravening market factors including a volatile mortgage loan interest rate environment.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$80,301	15.6%	$74,551	15.6%	$65,110	15.0%	$68,372	16.8%	$85,129	20.5%
Commercial real estate:
Non-owner occupied	94,771	18.4	89,255	18.7	81,998	18.9	79,475	19.6	87,355	21.0
Owner occupied	95,780	18.5	86,294	18.0	80,509	18.6	76,611	18.9	69,338	16.7
Construction	5,911	1.1	10,765	2.2	10,679	2.5	9,387	2.3	12,501	3.0
Consumer:
Home equity installment	32,819	6.4	34,480	7.2	32,828	7.6	36,390	9.0	40,089	9.6
Home equity line of credit	42,188	8.2	36,836	7.7	34,169	7.9	32,486	8.0	29,185	7.0
Auto and leases	27,972	5.4	22,261	4.7	17,411	4.0	13,539	3.3	10,734	2.6
Other	6,501	1.3	5,205	1.1	6,139	1.4	5,833	1.4	7,165	1.7
Residential:
Real estate	119,154	23.1	110,365	23.1	96,765	22.3	80,091	19.7	68,160	16.4
Construction	10,298	2.0	8,188	1.7	7,948	1.8	4,110	1.0	6,145	1.5
Gross loans	515,695	100.0%	478,200	100.0%	433,556	100.0%	406,294	100.0%	415,801	100.0%
Less:
Allowance for loan losses	(9,173)		(8,928)		(8,972)		(8,108)		(7,898)
Unearned lease revenue	(195)		(56)		-		-		-
Net loans	$506,327		$469,216		$424,584		$398,186		$407,903

Loans held-for-sale	$1,161		$917		$10,545		$4,537		$213

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2014.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$33,201	$17,019	$30,081	$80,301
Commercial real estate	44,355	93,901	52,295	190,551
Commercial real estate construction *	5,911	-	-	5,911
Residential real estate construction *	10,298	-	-	10,298
Total	$93,765	$110,920	$82,376	$287,061
*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2014:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$14,814	$19,908	$34,722
Variable interest rate	96,106	62,468	158,574
Total	$110,920	$82,376	$193,296

Non-refundable fees and costs associated with all loan originations are deferred.  Using the principal reduction method, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2014, approximately 78% of the total loan portfolio was secured by real estate, down slightly from 79% as of December 31, 2013.  The Company considers this segment concentration to be normal.  The banking industry is affected by general economic conditions including, among other things, the effects of real estate values.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for all loan types and ensuring mortgage lending adheres to standards of secondary market compliance.

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

As of December 31, 2014 and 2013, loans HFS consisted of residential mortgages with carrying amounts of $1.2 million and $0.9 million, respectively, which approximated their fair values.  During the year ended December 31, 2014, residential mortgage loans with principal balances of $35.1 million were sold into the secondary market and the Company recognized net gains of $0.6 million, compared to $83.5 million and $1.4 million, respectively during the year ended December 31, 2013.  A decline in residential mortgage origination, refinance and modification to loans HFS caused the decrease in gains from loan sales in 2014 compared to 2013.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At December 31, 2014 and 2013, the servicing portfolio balance of sold residential mortgage loans was $256.8 million and $250.2 million, respectively.

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

Each quarter, management performs an assessment of the allowance for loan losses.  The Company’s Special Assets Committee meets monthly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due.  The assessment process also includes the review of all loans on non-accrual status as well as a review of certain loans to which the lenders or the Credit Administration function have assigned a criticized or classified risk rating.

Net charge-offs for the year ended December 31, 2014 were $0.8 million compared to $2.6 million for the year ended December 31, 2013, an improvement of $1.8 million.  The year-over-year improvement was the result of  improved overall credit quality.  During the year ended December 31, 2014, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, residential and commercial loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.2 million as of December 31, 2014, $8.9 million as of December 31, 2013 and $9.0 million as of December 31, 2012.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2014		2013		2012		2011		2010

Balance at beginning of period	$8,928		$8,972		$8,108		$7,898		$7,574

Charge-offs:
Commercial and industrial	309		56		185		128		452
Commercial real estate	239		2,091		1,335		699		892
Consumer	361		400		737		654		463
Residential	93		218		231		577		2
Total	1,002		2,765		2,488		2,058		1,809

Recoveries:
Commercial and industrial	32		30		26		407		4
Commercial real estate	91		30		46		37		3
Consumer	30		110		30		17		39
Residential	34		1		-		7		2
Total	187		171		102		468		48
Net charge-offs	815		2,594		2,386		1,590		1,761
Provision for loan losses	1,060		2,550		3,250		1,800		2,085
Balance at end of period	$9,173		$8,928		$8,972		$8,108		$7,898

Net charge-offs (annualized) to average total loans outstanding	0.16%		0.56%		0.56%		0.39%		0.41%
Allowance for loan losses to net charge-offs (annualized)	11.26	x	3.44	x	3.76	x	5.10	x	4.48	x
Allowance for loan losses to total loans	1.78%		1.86%		2.02%		1.97%		1.90%
Average total loans	$495,758		$461,539		$426,636		$411,839		$427,464
Loans 30 - 89 days past due and accruing	$3,932		$5,268		$2,920		$4,358		$2,611
Loans 90 days or more past due and accruing	$1,060		$155		$1,723		$265		$289
Non-accrual loans	$4,215		$5,668		$12,121		$13,962		$9,969
Allowance for loan losses to loans 90 days or more past due and accruing	8.65	x	57.60	x	5.21	x	30.55	x	27.36	x
Allowance for loan losses to non-accrual loans	2.18	x	1.58	x	0.74	x	0.58	x	0.79	x
Allowance for loan losses to non-performing loans	1.74	x	1.53	x	0.65	x	0.57	x	0.77	x

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

Allocation of the allowance among major categories of loans for the past five years is summarized in the following table.  This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.  When present, the portion of the allowance designated as unallocated is within the Company’s guidelines:

(dollars in thousands)	2014	%	2013	%	2012	%	2011	%	2010	%
Category
Commercial real estate	$4,672	50.9%	$4,253	47.6%	$4,908	54.6%	$3,979	49.1%	$4,238	53.7%
Commercial and industrial	1,052	11.5	944	10.6	922	10.3	1,221	15.1	1,368	17.3
Consumer	1,519	16.6	1,482	16.6	1,639	18.3	1,435	17.7	1,249	15.8
Residential real estate	1,316	14.3	1,613	18.1	1,503	16.8	1,051	13.0	863	10.9
Unallocated	614	6.7	636	7.1	-	-	422	5.1	180	2.3
Total	$9,173	100.0%	$8,928	100.0%	$8,972	100.0%	$8,108	100.0%	$7,898	100.0%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 62.4%, or $5.7 million, of the total allowance for loan losses at

December 31, 2014, which represents a 4.2 percentage point increase from December 31, 2013. The increase in the commercial real estate and commercial and industrial allocation from December 31, 2013 to December 31, 2014 was mostly related to growth in that portion of the loan portfolio during the year.  The allocation to the consumer and mortgage categories of loans is adequate compared to the actual historical net charge-offs and qualitative adjustments. The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  Though credit quality is improving, management provided the amount to support growth in the loan portfolio and reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE), repossessed assets and non-accrual investment securities.  At December 31, 2014, non-performing assets represented 1.18% of total assets compared with 1.44% as of December 31, 2013.  The improvement resulted from a significant reduction in non-performing loans and a reduction in troubled debt restructurings.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2014	2013	2012	2011	2010

Loans past due 90 days or more and accruing	$1,060	$155	$1,723	$265	$289
Non-accrual loans *	4,215	5,668	12,121	13,962	9,969
Total non-performing loans	5,275	5,823	13,844	14,227	10,258
Troubled debt restructurings	753	1,045	1,103	5,314	783
Other real estate owned and repossessed assets	1,972	2,086	1,607	1,169	1,261
Non-accrual securities	-	-	1,132	1,038	1,091
Total non-performing assets	$8,000	$8,954	$17,686	$21,748	$13,393

Total loans, including loans held-for-sale	$516,661	$479,061	$444,101	$410,831	$416,014
Total assets	$676,485	$623,825	$601,525	$606,742	$561,673
Non-accrual loans to total loans	0.82%	1.18%	2.73%	3.40%	2.40%
Non-performing loans to total loans	1.02%	1.22%	3.12%	3.46%	2.47%
Non-performing assets to total assets	1.18%	1.44%	2.94%	3.58%	2.38%

*  In the table above, the amount includes non-accrual TDRs of $0.9 million, $1.0 million, $1.1 million and $1.4 million as of December 31, 2014, 2013, 2012 and 2011, respectively.  There were no non-accrual TDRs as of December 31, 2010.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $0.5 million, or 9%, from $5.8 million at December 31, 2013 to $5.3 million at December 31, 2014.  As of December 31, 2013, the portion of accruing loans that was over 90 days past due totaled $0.2 million and consisted of four loans to four unrelated borrowers, ranging from $7 thousand to $0.1 million.  At December 31, 2014, the portion of accruing loans that was over 90 days past due totaled $1.1 million and consisted of eleven loans to seven unrelated borrowers ranging from $2 thousand to $0.4 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2013, there were 47 loans to 37 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  At December 31, 2014 there were 46 loans to 41 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.9 million.  At December 31, 2014, non-accrual loans totaled $4.2 million compared with $5.7 million at December 31, 2013, a decrease of $1.5 million.  Non-accrual loans decreased during the period ending December 31, 2014 for the following reasons:  $2.8 million in new non-accrual loans plus capitalized expenditures on these loans were added; $1.2 million were paid down or paid off; $0.7 million were charged off; $1.2 million were transferred to ORE; $0.2 million of loans were returned to performing status.  In addition, $1.0 million of non-accrual loans were transferred from loans to premises and equipment as more fully described under the caption “Premises and equipment”, contained in this management’s discussion and analysis below.

The composition of non-performing loans as of December 31, 2014  is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$80,301	$28	$27	$55	0.07%
Commercial real estate:
Non-owner occupied	94,771	99	620	719	0.76%
Owner occupied	95,780	100	2,013	2,113	2.21%
Construction	5,911	-	256	256	4.33%
Consumer:
Home equity installment	32,819	455	312	767	2.34%
Home equity line of credit	42,188	-	417	417	0.99%
Auto loans and leases	27,777	15	1	16	0.06%
Other	6,501	20	20	40	0.62%
Residential:
Real estate	119,154	343	549	892	0.75%
Construction	10,298	-	-	-	-
Loans held-for-sale	1,161	-	-	-	-

Total	$516,661	$1,060	$4,215	$5,275	1.02%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of December 31, 2014 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $176 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $1.6 million at December 31, 2014, a decrease from $2.0 million at December 31, 2013, the result of payoffs during 2014.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Advance on balance	-	1	1	2
Pay downs / payoffs	(10)	(283)	(93)	(386)
Ending balance	$25	$728	$875	$1,628

As of and for the year ended December 31, 2013
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$42	$1,061	$1,066	$2,169
Pay downs / payoffs	7	51	99	157
Ending balance	$35	$1,010	$967	$2,012

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.0 million at December 31, 2014 and $2.1 million at December 31, 2013.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2014		2013
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$2,078	15	$1,600	12

Additions	1,109	7	2,381	15
Pay downs	(5)		(34)
Write downs	(155)		(443)
Sold	(1,066)	(10)	(1,426)	(12)
Balance at end of period	$1,961	12	$2,078	15

As of December 31, 2014, ORE consisted of twelve properties from eleven unrelated borrowers totaling $2.0 million.  Six of these properties ($1.0 million) were added in 2014; two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); one was added in 2011 ($0.2 million) and one was added in 2010 ($0.3 million).  In addition, of the twelve properties, seven ($1.2 million) were listed for sale, while the remaining properties (five with approximately $0.8 million in total) are in litigation, awaiting closing and disposition plans or undergoing eviction proceedings.

Other repossessed assets held-for-sale included an automobile with a book value of $11 thousand at December 31, 2014.  At December 31, 2013, other repossessed assets consisted of an automobile with a book value of $8 thousand which was sold during 2014.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.2 million during 2014.  During the 2014 first quarter, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status.  The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises.  The Company expects to use the property for future facility expansion.

Other assets

The $2.1 million increase in other assets was due mostly to progress payments on facility remodeling and branch relocation, residual values associated with recording new automobile leases, net of lease disposals, normal cyclical changes to prepaid expenses, amounts due from borrowers for their loan escrow accounts, partially offset by income tax refunds and a decline in the net deferred tax asset.

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

Overview

For the year ended December 31, 2014, the Company generated net income of $6.4 million, or $2.62 per diluted share, compared to $7.1 million, or $3.02 per diluted share, for the year ended December 31, 2013.  The 2013 earnings included a $1.9 million after tax gain from the sale of the Company’s entire portfolio of pooled trust preferred securities.  In the current year, other operating expenses included a $0.3 million after tax prepayment fee from the early pay down of a portion of long-term debt.  For the year ended December 31, 2014, the Company produced $1.0 million higher net interest income and had $1.5 million lower provisions for loan losses, compared to the year ended December 31, 2013.  In addition to the lower gains from securities, gains recognized from the sales of residential mortgage loans declined $0.7 million from a less robust mortgage origination market.

For the year ended December 31, 2014, ROA and ROE were 0.96% and 9.12%, respectively, compared to 1.15% and 11.70% for the same period in 2013.    The decrease in ROA and ROE was caused by a combination of lower net income and higher average assets and average shareholders’ equity.  The higher amount of net income in 2013, from the sale of the pooled trust preferred securities portfolio, and the improved market value from the securities AFS portfolio caused the higher shareholders’ equity.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $1.0 million, or 5%, from $20.9 million for the year ended December 31, 2013 to $21.9 million for the year ended December 31, 2014, with higher interest income and lower interest expense combining for the net increase.  Total average interest-earning assets increased $38.2 million and helped offset the negative impact of an eight basis point net reduction in their yields resulting in $1.0 million of growth in interest income.  In the loan portfolio, the Company experienced growth of $34.2 million, on average,  and had the effect of producing $1.6 million of interest income, more than offsetting the negative impact of a 22 basis point lower yield earned thereon, or $1.1 million.  Though all loan portfolios showed growth in interest income from average growth, the mortgage loan portfolio had the most accretive impact from the Company’s  “originate-and-hold” strategy of shorter-termed secondary-market compliant mortgages held for portfolio.  The increase in interest income was also driven by a 49 basis point increase in the yields earned on a $1.5 million larger average investment securities portfolio producing interest income growth of $0.5 million.  Total interest-bearing liabilities grew $27.5 million on average but a five basis point decline in the average rates paid offset the impact of the growth from interest-bearing deposits.  Interest expense from interest-bearing transaction deposits increased $190 thousand mostly due to higher average balances from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular certificates of deposit, or CDs, and contractual and negotiated rates.  The increase in average deposits, was fully offset by a four basis point decline on average rates paid due to a 12 basis point decline on rates paid on CDs.  The lower rates paid on CDs in conjunction with a $9.2 million decline in their average balances resulted in a $235 thousand decrease in interest expense from time deposits.

The fully-taxable equivalent (FTE) net interest rate spread and margin decreased by three and five basis points, respectively for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decrease in the spread was due to the yields on interest-earning assets declining faster than the rates paid on interest-bearing liabilities.  Though net interest income improved by $1.0 million, net interest margin declined due to lower yields earned on a higher average balance of interest-earning assets which was not fully offset by the reduction in interest expense.  The overall cost of funds, which includes the impact of non-interest bearing deposits, declined four basis points for the year ended December 31, 2014 compared to the same period in 2013.  The higher average balance of non-interest bearing deposits was the principal reason for the decline in the cost of funds.

During 2015, the Company expects to continue to operate in a low but increasing interest rate environment, with rates slowly rising, occurring mostly during the second half of the year.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression.  However for 2015, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward but could begin to do so during 2015, pressuring rates paid on funding sources.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2015, and when coupled with a proactive approach to deposit cost setting strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 64 basis points for the year ended December 31, 2014 or five basis points lower than the cost for the year ended December 31, 2013.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  Interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, has not risen but when rates begin to rise the effect could pressure net interest income if short-term rates rise more rapidly than longer-term and the prime interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $0.3  million in 2014 and

2013 and $0.2 million in 2012, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2014			2013			2012
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$10,074	$26	0.26%	$7,650	$22	0.29%	$25,637	$65	0.25%
Investments:
Agency - GSE	16,321	233	1.43	16,077	151	0.94	24,399	267	1.09
MBS - GSE residential	52,903	855	1.62	49,238	582	1.18	50,857	677	1.33
State and municipal	33,839	2,011	5.94	29,777	1,838	6.17	27,649	1,820	6.58
Other	2,571	120	4.67	9,041	90	1.00	9,947	81	0.81
Total investments	105,634	3,219	3.05	104,133	2,661	2.56	112,852	2,845	2.52
Loans and leases:
Commercial and commercial real estate	267,732	12,420	4.64	248,999	12,284	4.93	236,922	12,289	5.19
Consumer	65,460	3,661	5.59	58,593	3,504	5.98	56,417	3,725	6.60
Residential real estate	162,566	6,534	4.02	153,947	6,274	4.08	133,297	5,922	4.44
Total loans and leases	495,758	22,615	4.56	461,539	22,062	4.78	426,636	21,936	5.14
Federal funds sold	221	1	0.26	195	-	0.25	577	1	0.26
Total interest-earning assets	611,687	25,861	4.23%	573,517	24,745	4.31%	565,702	24,847	4.39%
Non-interest earning assets	49,172			45,255			42,784
Total assets	$660,859			$618,772			$608,486

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$111,676	$216	0.19%	$108,850	$224	0.21%	$107,401	$231	0.22%
Interest-bearing checking	107,063	196	0.18	87,230	123	0.14	82,487	113	0.14
MMDA	97,162	568	0.58	81,598	443	0.54	95,385	504	0.53
CDs < $100,000	66,871	603	0.90	75,729	779	1.03	78,348	969	1.24
CDs > $100,000	41,130	450	1.09	41,422	509	1.23	41,763	620	1.49
Clubs	1,615	3	0.16	1,583	3	0.16	1,563	2	0.16
Total interest-bearing deposits	425,517	2,036	0.48	396,412	2,081	0.52	406,947	2,439	0.60
Repurchase agreements	11,349	21	0.18	11,629	22	0.19	13,027	33	0.25
Borrowed funds	18,600	860	4.62	19,895	865	4.35	16,768	882	5.26
Total interest-bearing liabilities	455,466	2,917	0.64%	427,936	2,968	0.69%	436,742	3,354	0.77%
Non-interest bearing deposits	131,691			126,149			111,458
Non-interest bearing liabilities	4,075			3,802			3,390
Total liabilities	591,232			557,887			551,590
Shareholders' equity	69,627			60,885			56,896
Total liabilities and shareholders' equity	$660,859			$618,772			$608,486
Net interest income		$22,944			$21,777			$21,493

Net interest spread			3.59%			3.62%			3.62%
Net interest margin			3.75%			3.80%			3.80%
Cost of funds			0.50%			0.54%			0.61%

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

	Years ended December 31,
(dollars in thousands)	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans and leases:
Residential real estate	$347	$(87)	$260	$865	$(513)	$352
Commercial and CRE	875	(773)	102	603	(615)	(12)
Consumer	393	(236)	157	139	(360)	(221)
Total loans and leases	1,615	(1,096)	519	1,607	(1,488)	119
Investment securities, interest-bearing deposits and Federal funds sold	75	397	472	(477)	217	(260)
Total interest income	1,690	(699)	991	1,130	(1,271)	(141)

Interest expense:
Deposits:
Certificates of deposit greater than $100,000	(4)	(55)	(59)	(5)	(106)	(111)
Other	41	(27)	14	(94)	(153)	(247)
Total deposits	37	(82)	(45)	(99)	(259)	(358)
Other interest-bearing liabilities	(45)	39	(6)	51	(79)	(28)
Total interest expense	(8)	(43)	(51)	(48)	(338)	(386)
Net interest income	$1,698	$(656)	$1,042	$1,178	$(933)	$245

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the twelve months ended December 31, 2014, the Company recorded provisions for loan losses of $1.1 million, a $1.5 million decrease, compared to $2.6 million of provisions recorded during the twelve months ended December 31, 2013.  Management was able to reduce the provision expense in 2014 because of improved credit quality as evidenced by a reduction in non-performing loans.  Although the volume of loans increased during the twelve months ended December 31, 2014, in 2013 the portfolio contained some large commercial loans during which time, specific reserves were provided.  Those loans are no longer present.  Non-performing loans declined from $5.8 million as of December 31, 2013 to $5.3 million as of December 31, 2014, a $0.5 million decrease.  The $1.1 million provision expense through December 31, 2014 was made to support loan growth in the period, protect against inherent losses that exist in the portfolio and reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $9.2 million as of December 31, 2014 compared to $8.9 million as of December 31, 2013.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2014, non-interest income amounted to $7.4 million, a $3.1 million, or 30%, decrease compared to $10.5 million recorded during the year ended December 31, 2013. There were $2.6 million less gains recognized from sales of investment securities in 2014 compared to 2013.  Security gains in 2013 included $2.9 million of net gains from the sale of the entire portfolio of pooled trust preferred securities.  In addition, the high volume of residential loan refinance activity, molded by the prevailing low interest rate environment, continues to abate as many existing mortgage holders as well as new home owners have taken advantage of this rare economic event.  Accordingly, the volume of residential loans sold into the secondary market has declined resulting in a $0.8 million decline in gains from their sales in the year ended December 31, 2014 compared to the same 2013 period.  In conjunction with the decline in mortgage activity were lower mortgage service charges of approximately $0.2 million.  Partially offsetting these items were: higher net servicing fees from previously sold loans, interchange fees, appreciated value of the Company’s BOLI, fees for providing trust services, automobile lease acquisition fees and rental income.

Other operating expenses

For the year ended December 31, 2014, total other operating expenses increased $0.6 million, or 3%, compared to the year ended December 31, 2013.  Salary and employee benefits increased $0.5 million, or 5%, in 2014 compared to 2013.  The increase stems from select staff replacements at higher salary levels early in 2014, the filling of a senior level position at the beginning of the second quarter of 2014 that was vacant for most of 2013, annual merit increases,  one-time salary increases awarded to employees in the normal course of performance management, higher recognized employee incentives and an increase in group insurance from a spike in fourth quarter self-insured claims and higher costs to administer the group insurance plan.  Premises and equipment increased during the period by $0.1 million, or 4%.  New technology, core system maintenance increases and the extreme winter weather conditions in 2014 all required additional expenditures for equipment and facility maintenance compared to 2013.  The Company incurred a $0.5 million expense related to the pay down of $6.0 million of its long-term advance with the FHLB in December 2014.  There were no prepayment fees incurred in 2013.  The $0.1 million, or 5%, increase in advertising and marketing during the year ended December 31, 2014 compared to the same 2013 period was essentially caused by a timing difference in educational contributions, partially offset by lower spending for multi-media Company branding and the community initiative project in 2013 that did not recur in 2014.  Professional services were up $0.1 million, or 5%, during 2014 compared to 2013 due to a single over-accrual adjustment having the effect of lowering the 2013 expenses and additional professional services for corporate related legal fees for services performed in 2014 compared to 2013.  Offsetting these items, other real estate owned (ORE) expense decreased $0.3 million, or 43%, during 2014 compared to the same period in 2013.  ORE expense decreased largely due to smaller property write downs to fair value and shorter holding periods for ORE properties in 2014 compared to 2013.  Lower loan-to-value and greater market appeal reduced average holding periods and shorter holding periods in turn reduced carrying costs on ORE properties in 2014 compared to 2013.  Collection expense decreased by $0.3 million, or 57%, in 2014 because the Company required less legal services from outside attorneys in resolving problem loans than was required in 2013.  A lower assessment rate caused the FDIC insurance premium to decrease $0.1 million, or 23%, during the year ended December 31, 2014 compared to the same 2013 period.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2014 and 2013 were 1.89% and 1.87%, respectively.  The expense ratio, which excludes other-than-temporary impairment and other securities transactions and non-recurring expenses, increased due mostly to a lower level of non-interest income from fewer gains recognized from the sales of mortgage loans during the year ended December 31, 2014 compared to the the year ended December 31, 2013.

Provision for income taxes

The Company’s effective income tax rate approximated 25.4% in 2014 and 27.0% in 2013.  The difference between the effective rate and the enacted statutory corporate rate of 34% is due mostly to the effect of tax exempt income in relation to the level of pre-tax income.  In 2014, the Company had a higher amount of tax exempt income and a lower amount of pre-tax income subject to the 34% statutory income tax rate compared to the year ended December 31, 2013.

Comparison of Financial Condition as of December 31, 2013

and 2012 and Results of Operations for each of the Years then Ended

Executive Summary

During 2013, the Company used deposit growth, net cash inflow from maturities, pay downs, proceeds from security sales and cash on hand to fund loan growth.    The Company continued its mission to improve asset quality during 2013, reducing non-performing assets by $8.7 million, or almost 50% from year-end 2012, representing less than 1.5% of total assets.

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

Funds Provided:

Deposits

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

The rates along the intermediate and long end of the treasury yield curve continued to slowly rise while rates at the short end,  where transaction deposits are typically priced, remained relatively flat.  The long-end had not risen enough to entice depositors to move their cash reserves into longer-term CDs. The environment continued to cause business and retail customers to seek short-term alternatives for their deposits.  Business interest-bearing checking accounts benefited the most followed by retail money market and savings.  The Company’s focus continued to be on the acquisition and retention of retail and business households with an emphasis on deepening and broadening those relationships.

As of December 31, 2013 and 2012, CDARS represented $10.3 million and $10.2 million, respectively, or 2%, of total deposits.

Short-term borrowings

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

As of December 31, 2013, investment securities were comprised of HTM and AFS securities with carrying values of $0.2 million and $97.2 million, respectively.  The AFS debt and equity securities were recorded with a combined net unrealized gain of $1.9 million as of December 31, 2013 compared to an unrealized gain of $0.4 million as of December 31, 2012, respectively, or a net improvement of $1.5 million during 2013.  The improvement was from the Company’s fourth quarter sale of its entire portfolio of pooled trust preferred securities that carried a net unrealized loss of $4.5 million as of December 31, 2012.  At the time of sale, the portfolio had an amortized cost of $6.1 million and the Company recognized a net gain of $2.9 million.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2013 were as follows:

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

The following discussion relates to 2012 and all interim periods in 2013 leading up to the sale of the PreTSL portfolio.  The market for these and other issues of PreTSLs remained inactive.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade, then by a significant decrease in the volume of trades relative to historical levels.  There had not been a new PreTSL issue since 2007.  Newly imposed restrictions for institutions to qualify and receive favorable capital treatment lessened the likelihood of new issues coming to market.  There were very few market participants who were willing and/or able to transact for these securities.  The Company determined that the volume of trading activity in PreTSLs was minor, restricted mostly to speculative hedge fund traders, transacted on a bid basis and could take as long as weeks to fill orders and for the transactions to settle.  Therefore, the Company concluded that the market for these securities was inactive where pricing quotes were sparse, incorporated large illiquidity premiums, and existed with dislocation between spreads and default activity resulting in difficulties in assessing relative observable market inputs to determine fair value.  To determine PreTSL valuations, the Company used an independent third party that employed Moody’s Wall Street Analytics.  Thus, in lieu of a market-quote approach to determine fair value of the PreTSL portfolio, a fair value “Level 3” modeled income approach was utilized.  The income approach maximized the use of observable inputs and minimized the use of unobservable inputs and was more representative of fair value than the market-quote approach in markets that were inactive.  Core assumption categories were: probability of default; loss given defaults; industry-wide correlations, discount rate and structural behavior.  Discounted cash flows were modeled via Monte Carlo simulation to determine the orderly liquidation value as an indication of fair value of all tranches of each PreTSL.

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

The results of the OTTI analysis determined as of the date of sale, including all interim periods in 2013, the estimated value, based on the expected discounted cash flows, of all securities was sufficient to recover the amortized cost basis, and therefore no credit-related OTTI was required in 2013 compared to $0.1 million for the year ended December 31, 2012.  When present, credit-related OTTI is charged to current earnings as a component of other income in the consolidated statements of income.

For a further discussion on OTTI analysis, the Company’s former investment, fair value determination and activity of its pooled trust preferred securities portfolio, see Note 4,  “Investment Securities”, and Note 13, “Fair Value Measurements”, within the audited consolidated financial statements, incorporated by reference to the Company’s 2013 Form 10-K filed with the SEC on March 19, 2014.

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

Commercial and industrial

Comparing the commercial and industrial (C&I) loan portfolio at December 31, 2012 of $65.1 million and $74.6 million at December 31, 2013, there was an increase of $9.5 million, or 15%.  This growth could be attributed to several factors including, strong customer retention, additional relationship building efforts and the Company’s efforts to attract new relationships.

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

Consumer loans

The consumer loan portfolio increased by $8.2 million, or 9%, from $90.6 million at December 31, 2012 to $98.8 million at December 31, 2013.  The increase was primarily attributed to auto loans and leases which increased $4.9 million, or 28%.  Home equity activity continued to be consistent as well, showing increases in home equity installment and home equity lines of credit of $1.7 million, or 5%, and $2.7 million, or 8%, respectively.  We have continued our efforts to methodically grow our dealership relationships along with promotional activity in our home equity program.

Residential

The residential loan portfolio increased $13.9 million, or 13%, from $104.7 million at December 31, 2012 to $118.6 million at December 31, 2013.  In 2013, the Company continued the mortgage loan modification program and focused on retaining mortgage loans with maturities of 10 years or less.

Loans held-for-sale

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

Allowance for loan losses

The allowance for loan losses was $8.9 million as of December 31, 2013, compared to $9.0 million at December 31, 2012.  Total net charge-offs for the twelve months ended December 31, 2013 were $2.6 million compared to $2.4 million for the twelve months ended December 31, 2012.  This increase was related, in part, to the charge down on one owner-occupied commercial real estate non-accrual loan in the first quarter of 2013.  This loan carried a specific reserve as of December 31, 2012, based on the estimated net realizable value of the loan's collateral.  This collateral was sold on May 10, 2013 and no material charge-offs or expenses were subsequently incurred.

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

Non-performing assets

As of December 31, 2013, non-performing assets represented 1.44% of total assets reduced from 2.94% at December 31, 2012, mainly resulting from the reduction of commercial loans 90 days or more past due and accruing, coupled with a reduction in residential, consumer and commercial loans on non-accrual status.  Most of the non-performing loans were collateralized, thereby mitigating the Company’s potential for loss.  At December 31, 2013, the Company no longer held the non-accrual corporate bonds consisting of pooled trust preferred securities, therefore there were no securities on  non-accrual status, compared to $1.1 million at December 31, 2012.

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.1 million at December 31, 2013 and $1.6 million at December 31, 2012.  As of December 31, 2012, ORE consisted of twelve properties that stemmed from eleven unrelated borrowers and was comprised of: nine properties totaling $0.8 million from 2012 additions; two properties aggregating $0.2 million acquired in 2011 and one property acquired in 2010 for $0.6 million.  As of December 31, 2013, fifteen properties were added to ORE, which contributed an additional $2.4 million to ORE during 2013, and twelve were sold.  Of the twelve properties that were sold in 2013, six were added to ORE in 2012 and six were added in 2013.  Of these fifteen properties added in 2013, four were commercial real estate and eleven were residential real estate. Of the fifteen ORE properties as of December 31, 2013, which stemmed from fourteen unrelated borrowers, one had a pending insurance claim, nine were listed for sale, three signed sales agreements, and two were in litigation.

In addition, foreclosed assets held-for-sale included one other repossessed asset, an automobile with a book value of $8 thousand at December 31, 2013. At December 31, 2012, other repossessed assets consisted of an automobile with a book value of $6 thousand which was sold during 2013.

Results of Operations

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

The low interest rate environment caused yields from earning assets to further decline in 2013, albeit at a slower pace than in 2012.  At 69 basis points, the Company’s cost of interest-bearing liabilities for the year ended December 31, 2013 was eight basis points lower than the cost in 2012.

Provision for loan losses

Provisions for loan losses of $2.6 million were recorded during 2013, compared to $3.3 million during 2012. The Company’s non-performing loans declined to $5.8 million as of December 31, 2013, an $8.0 million decrease from year-end 2012.  Though credit quality has improved, the additional provision throughout 2013 was necessary to fund the allowance to support growth in the loan portfolio, as well as reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $8.9 million as of December 31, 2013, compared to $9.0 million for December 31, 2012.

Other income

For the year ended December 31, 2013, non-interest income amounted to $10.5 million, a $2.8 million, or 38%, increase compared to $7.7 million recorded during the year ended December 31, 2012.  The majority of this increase was due to $2.8 million of additional recognized gains from sales of investment securities in 2013 compared to 2012.  Security gains included the $2.9 million of net gains from the sale of the entire portfolio of preferred term securities in the fourth quarter of 2013.  Additional fees from growth in interchange, deposit, financial services and trust and the absence of $0.1 million in credit-related OTTI charges in 2013 helped boost non-interest related revenue.  Growth in fees from other services was offset by a decline in mortgage loan service, late and other loan related fee income in 2013 compared to 2012.  In addition, a slowdown in mortgage loan origination and refinance activity and the decision to hold intermediate-term mortgage loans for portfolio has resulted in $0.4 million less gains recognized from the sales of mortgage loans into the secondary market during the year ended December 31, 2013 compared to December 31, 2012.

Other operating expenses

For the year ended December 31, 2013, total other operating expenses increased $0.5 million, or 3%, compared to the year ended December 31, 2012.  Salary and employee benefits increased $0.3 million, or 3%, due to annual merit increases, internal promotions, employee incentives, the hiring of new senior staff positions and the related increase in payroll taxes partially offset by lower group insurance costs.  Advertising and marketing expenses increased $44 thousand, or 4%, during the year ended December 31, 2013 compared to the same period in 2012.  The increase was caused by a new branding initiative with expenses including a year-long, multi-media marketing campaign consisting of television, billboard, direct mail and social media, along with a very visible public relations initiative.  The costs of these events were partially offset by a decrease of $0.2 million in contributions to qualifying educational organizations through the “Educational Improvement Tax Credit” (EITC) program administered by the state of Pennsylvania.  Excluding the decrease in contributions, advertising and marketing expenses increased $0.2 million.  The state was oversubscribed and initially the Company received only partial approval for an amount that was lower than the amount approved in 2012.  The Company was waitlisted but was informed, in February 2014 by the state, that the remainder of the amount requested was approved and $0.2 million was donated for 2014.  The net expense to carry other real estate including, carrying costs, write-down to fair value and gains and losses from their sales, increased  $0.3 million in 2013 compared to 2012.  Because of the struggling housing market, carrying values of foreclosed properties were written down to fair value based upon the receipt of new property appraisals.  In addition, new and poorly maintained properties and the length of time a property is held in inventory requires extended maintenance, taxes and other carrying costs.  It is the Company’s objective to take control of these properties as soon as feasibly possible, assess their salability, repair as needed and list with a real estate broker.  The $0.2 million increase in automated transaction processing expense was due to the effect of the new regulation that allows the Company’s card processors the right to bill for services related to point-of-sale transactions.  In addition, the Company’s rollout of a new debit card rewards program required implementation and program expenses in 2013 that did not exist in 2012. The non-recurring prepayment fee of $0.2 million from the payoff of the $5.0 million, 3.61%, FHLB loan in the first quarter of 2012 caused the decrease in the other expense category, partially offset by the increase in shares tax expense due to the Company not receiving the tax credits as described above.  Collections expense declined $0.1 million due to the increase of internal workouts of delinquent loans often times lessening the need to engage professional services.  Premises and equipment decreased $0.1 million during the year ended December 31, 2013 due to lower equipment depreciation and lower expenses for leased facilities.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2013 and 2012 were 1.87% and 1.78%, respectively.  The expense ratio, which excludes OTTI and other securities transactions and non-recurring expenses, increased due to higher expenses and lower non-interest income.

Provision for income taxes

The Company’s effective income tax rate approximated 27.0% in 2013 and 24.1% 2012.  The difference between the effective rate and the enacted corporate rate of 34% is mostly to the effect of tax exempt income.  The higher effective tax rate in 2013 was caused by a higher amount of pre-tax income subject to the statutory 34% income tax rate..

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

The following table presents, as of December 31, 2014, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$52,984	$39,930	$10,309	$1,407	$104,630
Long-term debt	-	10,000	-	-	10,000
Short-term borrowings	3,969	-	-	-	3,969
Operating leases	224	463	466	3,911	5,064
Commitments:
Letters of credit	6,266	91	-	515	6,872
Loan commitments (2)	14,523	-	-	-	14,523
Total	$77,966	$50,484	$10,775	$5,833	$145,058
(1)	Includes certificates in the CDARS program.
(2)

Available credit to borrowers in the amount of $77.6 million is excluded from the above table since, by its nature, the borrowers may not have the  need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with prescribed risk-weightings.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  The Company’s Total Risk Adjusted Capital Ratio was 15.3%, Tier I Capital Ratio was 14.0% and Leverage Ratio was 10.0% as of December 31, 2014.  Additional information with respect to capital requirements is contained in Note 15, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year ended December 31, 2014, total shareholders' equity increased $6.2 million, or 9%, due principally from the $6.4 million in net income added into retained earnings and the $1.5 million, after-tax improvement in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $0.8 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and Dividend Reinvestment (DRP) plans.  These items were partially offset by $2.7 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 42% for the year ended December 31, 2014.  The balance of earnings is retained to further strengthen the Company’s capital position.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash		DRP	Changes in
	Net	dividends	Earnings	and ESPP	OCI and	Capital
(dollars in thousands)	income (loss)	declared	(used) retained	infusion	other changes	retained
2014	$6,352	$(2,667)	$3,685	$763	$1,711	$6,159
2013	7,122	(2,602)	4,520	1,479	1,115	7,114
2012	4,902	(2,283)	2,619	1,342	1,361	5,322
2011	5,045	(2,210)	2,835	1,284	2,731	6,850
2010	(3,204)	(2,137)	(5,341)	1,056	5,384	1,099

As of December 31, 2014, the Company reported a net unrealized gain position of $2.7 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.2 million as of December 31, 2013.  The improvement during 2014 was from all security types with municipal securities contributing most to the increase.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2014, the Company utilized both methods of fulfilling the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of December 31, 2014, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2014, the Company generated $12.6 million of cash.  During the period, the Company’s operations provided approximately $7.9 million mostly from $23.2 million of net cash inflow from the components of net interest income, a $0.9 million income tax refund in the second quarter of 2014; partially offset by net non-interest expense /income related payments of $12.4 million, $1.7 million of estimated income tax payments and a $2.2 million increase in the residual value from the Company’s automobile leasing activities.  Cash proceeds from the sale of the pooled trust preferred securities portfolio in the fourth quarter of 2013 along with cash inflow from interest-earning assets,  growth in deposits and short-term borrowings were used to fund loan growth, replace maturing and cash runoff of investment securities, reduce long- and short-term debt and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio sectors during 2015 funded by deposit growth.  The Company will use $16 million of year-end cash balances to grow the AFS investment portfolio.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

As of December 31, 2014, the Company maintained $25.9 million in cash and cash equivalents and $99.1 million of investments AFS and loans HFS.  Also as of December 31, 2014, the Company had approximately $181.5 million available to borrow from the FHLB, $21.0 million from correspondent banks, $29.9 million from the FRB and $33.7 million from the CDARS program.  The combined total of $391.1 million represented 58% of total assets at December 31, 2014.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2014, the Company maintained a one-year cumulative gap of positive (asset sensitive) $67.0 million, or 10%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2014:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$14,057	$-	$-	$11,794	$25,851
Investment securities (1)(2)	5,166	9,500	27,868	56,668	99,202
Loans and leases(2)	187,214	71,044	123,917	125,313	507,488
Fixed and other assets	-	10,741	-	33,203	43,944
Total assets	$206,437	$91,285	$151,785	$226,978	$676,485
Total cumulative assets	$206,437	$297,722	$449,507	$676,485

Non-interest-bearing transaction deposits (3)	$-	$12,950	$35,551	$80,869	$129,370
Interest-bearing transaction deposits (3)	140,541	20,294	128,359	63,750	352,944
Certificates of deposit	13,360	39,624	39,930	11,716	104,630
Repurchase agreements	3,969	-	-	-	3,969
Long-term debt	-	-	10,000	-	10,000
Other liabilities	-	-	-	3,353	3,353
Total liabilities	$157,870	$72,868	$213,840	$159,688	$604,266
Total cumulative liabilities	$157,870	$230,738	$444,578	$604,266

Interest sensitivity gap	$48,567	$18,417	$(62,055)	$67,290
Cumulative gap	$48,567	$66,984	$4,929	$72,219

Cumulative gap to total assets	7.2%	9.9%	0.7%	10.7%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2014 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2014 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.1%	(1.3)%
Net income	13.6	(3.6)
Economic value at risk:
Economic value of equity	(7.5)	(20.1)
Economic value of equity as a percent of total assets	(1.0)	(2.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2014, the Company’s risk-based capital ratio was 15.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2015, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$23,902	$1,160	5.1%
+100 basis points	23,181	439	1.9
Flat rate	22,742	-	-
-100 basis points	22,682	(60)	(0.3)
-200 basis points	22,454	(288)	(1.3)

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

Recent Legislation and Rulemaking

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations began on January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014.  The final rules call for the following capital requirements:

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

As noted above the phase-in period for the Company began on January 1, 2015.  The new rules will not have a material impact on the Company’s capital, operations, liquidity and earnings.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) became law.  Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws.  Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect.  Overtime, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.  Among the provisions that are likely to affect us and the community banking industry are the following:

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

In summary, the Dodd-Frank Act provides for sweeping financial regulatory reform and may have the effect of increasing the cost of doing business, limiting or expanding permissible activities and affect the competitive balance between banks and other financial intermediaries.  While many of the provisions of the Dodd-Frank Act do not impact the existing business of the Company, the extension of FDIC insurance to all non-interest bearing deposit accounts and the repeal of prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts, will likely increase deposit funding costs paid by the Company in order to retain and grow deposits.  In addition, the limitations imposed on the assessment of interchange fees have reduced the Company’s ability to set revenue pricing on debit and credit card transactions.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry as a whole.  The Company will continue to monitor legislative developments and assess their potential impact on our business.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios.  Though the national economy is improving, the local operating environment continues to be challenging.  Short-term interest rates have been at or near historic lows.  We expect them to begin to slowly rise in 2015.  Today, long-term rates are at levels below those observed at year-end 2013.  Though the interest rate curve is positively sloped, these two factors pressure interest-rate margin.  The national prime rate has held steady at 3.25% for several years.  The employment statistics in our region have improved in the fourth quarter of 2014 with the unemployment rate approximating the  national level of 5.6%.  However, the labor force continues to decline despite more jobs at the end of 2014 somewhat masking the representation of the improved unemployment rate.  In our region, softness persists in the residential housing market with the  median home value more than 1% lower than the end of 2013 and competition for business and retail  loans and deposits is fierce.  We believe market conditions are slowly improving but we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

In addition to the challenging economic environment, regulatory oversight has changed significantly in recent years.  As described in more detail in the “supervision and regulation” section above,  the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The rules revise the quantity and quality of required minimum risk-based and leverage capital requirements and revise the calculation of risk-weighted assets.

The Company is prepared to face the challenges ahead.  Further improvement in asset quality will continue and will stabilize.  Our conservative approach to loan underwriting will help improve and keep non-performing asset levels at bay.  The Company expects to overcome the relative flattening of the positively sloped yield curve by cautiously growing the balance sheet to enhance financial performance.  We will grow all lending portfolios in both the business and retail sectors using growth in market-place low costing deposits to stabilize net interest margin and to enhance revenue performance.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania

March 17, 2015

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$11,808	$13,197
Interest-bearing deposits with financial institutions	14,043	21
Total cash and cash equivalents	25,851	13,218
Available-for-sale securities	97,896	97,246
Held-to-maturity securities (fair value of $0 in 2014, $195 in 2013)	-	177
Federal Home Loan Bank stock	1,306	2,640
Loans and leases, net (allowance for loan losses of
$9,173 in 2014; $8,928 in 2013)	506,327	469,216
Loans held-for-sale (fair value $1,186 in 2014, $937 in 2013)	1,161	917
Foreclosed assets held-for-sale	1,972	2,086
Bank premises and equipment, net	14,846	13,602
Cash surrender value of bank owned life insurance	10,741	10,402
Accrued interest receivable	2,086	2,068
Other assets	14,299	12,253
Total assets	$676,485	$623,825
Liabilities:
Deposits:
Interest-bearing	$457,574	$406,779
Non-interest-bearing	129,370	122,919
Total deposits	586,944	529,698
Accrued interest payable and other liabilities	3,353	3,425
Short-term borrowings	3,969	8,642
Long-term debt	10,000	16,000
Total liabilities	604,266	557,765
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,427,767 in 2014; and 2,391,617 in 2013)	26,272	25,302
Retained earnings	43,204	39,519
Accumulated other comprehensive income	2,743	1,239
Total shareholders' equity	72,219	66,060
Total liabilities and shareholders' equity	$676,485	$623,825

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(dollars in thousands except per share data)	2014	2013	2012
Interest income:
Loans and leases:
Taxable	$21,799	$21,344	$21,237
Nontaxable	538	474	462
Interest-bearing deposits with financial institutions	26	22	65
Investment securities:
U.S. government agency and corporations	1,088	732	944
States and political subdivisions (nontaxable)	1,280	1,197	1,212
Other securities	112	83	73
Federal funds sold	1	1	1
Total interest income	24,844	23,853	23,994
Interest expense:
Deposits	2,036	2,081	2,439
Securities sold under repurchase agreements	21	22	32
Other short-term borrowings and other	8	12	1
Long-term debt	852	853	882
Total interest expense	2,917	2,968	3,354
Net interest income	21,927	20,885	20,640
Provision for loan losses	1,060	2,550	3,250
Net interest income after provision for loan losses	20,867	18,335	17,390
Other income:
Service charges on deposit accounts	1,778	1,863	1,787
Interchange fees	1,324	1,222	1,090
Fees from trust fiduciary activities	674	630	611
Fees from financial services	545	558	519
Service charges on loans	750	899	1,022
Fees and other revenue	741	472	357
Earnings on bank-owned life insurance	339	337	325
Gain (loss) on sale, recovery, or disposal of:
Loans	645	1,402	1,766
Investment securities	599	3,168	328
Premises and equipment	(41)	(10)	(17)
Impairment losses on investment securities:
Other-than-temporary impairment on investment securities	-	(61)	(259)
Non-credit-related losses on investment securities not expected to be sold (recognized in other comprehensive income)	-	61	123
Net impairment losses on investment securities	-	-	(136)
Total other income	7,354	10,541	7,652
Other expenses:
Salaries and employee benefits	9,877	9,363	9,104
Premises and equipment	3,483	3,345	3,448
Advertising and marketing	1,279	1,223	1,179
Professional services	1,368	1,303	1,305
FDIC assessment	358	464	505
Loan collection	224	514	609
Other real estate owned	344	603	313
Office supplies and postage	461	461	429
Automated transaction processing	627	590	404
FHLB prepayment fee	457	-	236
Other	1,225	1,253	1,049
Total other expenses	19,703	19,119	18,581
Income before income taxes	8,518	9,757	6,461
Provision for income taxes	2,166	2,635	1,559
Net income	$6,352	$7,122	$4,902
Per share data:
Net income - basic	$2.63	$3.03	$2.14
Net income - diluted	$2.62	$3.02	$2.14
Dividends	$1.10	$1.10	$1.00

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2014	2013	2012

Net income	$6,352	$7,122	$4,902

Other comprehensive income, before tax:
Unrealized holding gain (loss) on available-for-sale securities	2,878	(946)	1,724
Reclassification adjustment for net gains realized in income	(599)	(63)	(328)
Net impairment losses on investment securities	-	-	136
Net unrealized gain (loss)	2,279	(1,009)	1,532
Tax effect	(775)	343	(521)
Unrealized gain (loss), net of tax	1,504	(666)	1,011
Non-credit-related impairment gain on investment securities not expected to be sold	-	5,634	507
Reclassification adjustment for net gains realized in income	-	(3,105)	-
Net non-credit-related impairment gain on investment securities	-	2,529	507
Tax effect	-	(860)	(172)
Non-credit-related impairment gain on investment securities, net of tax	-	1,669	335
Other comprehensive income, net of tax	1,504	1,003	1,346
Total comprehensive income, net of tax	$7,856	$8,125	$6,248

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2014, 2013 and 2012
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2011	2,254,542	$22,354	$32,380	$(1,110)	$53,624
Net income			4,902		4,902
Other comprehensive income				1,346	1,346
Issuance of common stock through Employee Stock Purchase Plan	3,874	67			67
Issuance of common stock through Dividend Reinvestment Plan	64,832	1,275			1,275
Stock-based compensation expense		15			15
Cash dividends declared			(2,283)		(2,283)
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			7,122		7,122
Other comprehensive income				1,003	1,003
Issuance of common stock through Employee Stock Purchase Plan	4,256	78			78
Issuance of common stock through Dividend Reinvestment Plan	63,979	1,401			1,401
Issuance of common stock from vested restricted share grants through stock compensation plans	134
Stock-based compensation expense		112			112
Cash dividends declared			(2,602)		(2,602)
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			6,352		6,352
Other comprehensive income				1,504	1,504
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	26,527	683			683
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		207			207
Cash dividends declared			(2,667)		(2,667)
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2014	2013	2012

Cash flows from operating activities:
Net income	$6,352	$7,122	$4,902
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,137	3,323	3,473
Provision for loan losses	1,060	2,550	3,250
Deferred income tax expense (benefit)	156	6,166	(452)
Stock-based compensation expense	207	112	15
Proceeds from sale of loans held-for-sale	35,248	83,928	83,766
Originations of loans held-for-sale	(35,058)	(70,436)	(85,293)
Earnings from bank-owned life insurance	(339)	(337)	(325)
Net gain from sales of loans	(645)	(1,402)	(1,766)
Net gain from sales of investment securities	(599)	(2,979)	(251)
Net loss from sale and write-down of foreclosed assets held-for-sale	103	418	160
Net loss from disposal of equipment	42	10	17
Other-than-temporary impairment on securities	-	-	136
Change in:
Accrued interest receivable	(17)	(89)	69
Other assets	(1,677)	(4,928)	(297)
Accrued interest payable and other liabilities	(72)	(398)	(2,860)
Net cash provided by operating activities	7,898	23,060	4,544

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	187	-	-
Proceeds from maturities, calls and principal pay-downs	3	112	100
Available-for-sale securities:
Proceeds from sales	20,939	17,651	3,571
Proceeds from maturities, calls and principal pay-downs	13,611	25,684	32,542
Purchases	(33,639)	(37,109)	(27,751)
Decrease (increase) in FHLB stock	1,334	(16)	1,076
Net increase in loans and leases	(40,547)	(52,956)	(34,955)
Acquisition of bank premises and equipment	(2,970)	(1,038)	(1,979)
Proceeds from sale of foreclosed assets held-for-sale	1,149	1,483	1,067
Net cash used by investing activities	(39,933)	(46,189)	(26,329)

Cash flows from financing activities:
Net increase (decrease) in deposits	57,245	15,038	(1,142)
Net (decrease) increase in short-term borrowings	(4,673)	586	(1,452)
Repayment of long-term debt	(6,000)	-	(5,000)
Proceeds from employee stock purchase plan participants	80	78	67
Dividends paid, net of dividends reinvested	(2,088)	(1,596)	(1,493)
Proceeds from dividend reinvestment plan participants	104	395	486
Net cash provided by financing activities	44,668	14,501	(8,534)
Net increase (decrease) in cash and cash equivalents	12,633	(8,628)	(30,319)
Cash and cash equivalents, beginning	13,218	21,846	52,165

Cash and cash equivalents, ending	$25,851	$13,218	$21,846

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

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2014,  2013 or 2012.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case by case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, troubled debt restructurings (TDRs) and other loans deemed to be impaired based on the aforementioned factors.

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

Loans and leases:  The fair value of loans is estimated by the net present value of the future expected cash flows discounted at current offering rates for similar loans.  Current offering rates consider, among other things, credit risk.  The carrying value that fair value is compared to is net of the allowance for loan losses and since there is significant judgment included in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

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

For the years ended December 31, 2014, 2013, and 2012, the Company paid interest of $2.9 million, $3.0 million and $3.5 million, respectively.  For the years ended December 31, 2014, 2013, and 2012, the Company paid income taxes of $1.7 million, $1.3 million and $2.2 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $1.2 million, $2.4 million and $1.8 million in 2014, 2013, and 2012, respectively.  Transfers from loans to loans held-for-sale amounted to $0.2 million, $3.7 million and $3.6 million in 2014, 2013 and 2012, respectively.  During 2014, transfers from loans to bank premises and equipment amounted to $1.0 million.  There were no transfers from loans to bank premises and equipment in 2013 or 2012.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.
RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2012 financial statements to conform to the 2014 presentation.

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2014 and 2013 were $1.0 million and $0.9 million, respectively.

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

3.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables illustrate the changes in accumulated other comprehensive income (loss) by component and the details about the components of accumulated other comprehensive income (loss) as of and for the periods indicated:

As of and for the year ended December 31, 2014
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,239	$-	$1,239

Other comprehensive income before reclassifications	1,899	-	1,899
Amounts reclassified from accumulated other comprehensive income	(395)	-	(395)
Net current-period other comprehensive income	1,504	-	1,504
Ending balance	$2,743	$-	$2,743

As of and for the year ended December 31, 2013
		Non-credit-related
	Unrealized gains	impairment losses
	on available-for-	on investment
(dollars in thousands)	sale securities	securities	Total
Beginning balance	$1,905	$(1,669)	$236

Other comprehensive (loss) income before reclassifications	(624)	3,718	3,094
Amounts reclassified from accumulated other comprehensive income	(42)	(2,049)	(2,091)
Net current-period other comprehensive (loss) income	(666)	1,669	1,003
Ending balance	$1,239	$-	$1,239

In the table above, all amounts are net of tax at 34%. Amounts in parentheses indicate debits.

Details about accumulated other
comprehensive income components			Affected line item in the statement
(dollars in thousands)			where net income is presented
	Years ended
	December 31,
	2014	2013

Unrealized gains on AFS securities	$599	$3,168	Gain on sale, recovery, or disposal of investment securities
	(204)	(1,077)	Provision for income taxes
Total reclassifications for the period	$395	$2,091	Net income

4.INVESTMENT SECURITIES

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$14,380	$29	$11	$14,398
Obligations of states and political subdivisions	34,609	2,444	20	37,033
MBS - GSE residential	44,455	1,438	23	45,870

Total debt securities	93,444	3,911	54	97,301

Equity securities - financial services	295	300	-	595

Total available-for-sale securities	$93,739	$4,211	$54	$97,896

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2013
Held-to-maturity securities:
MBS - GSE residential	$177	$18	$-	$195

Available-for-sale securities:
Agency - GSE	$14,667	$8	$74	$14,601
Obligations of states and political subdivisions	32,269	912	570	32,611
MBS - GSE residential	48,137	1,476	104	49,509

Total debt securities	95,073	2,396	748	96,721

Equity securities - financial services	295	230	-	525

Total available-for-sale securities	$95,368	$2,626	$748	$97,246

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2014 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,004	$1,000
Due after one year through five years	12,301	12,318
Due after five years through ten years	3,809	3,971
Due after ten years	31,875	34,142

Total debt securities	48,989	51,431

MBS - GSE residential	44,455	45,870

Total available-for-sale debt securities	$93,444	$97,301

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

Gross realized gains and losses from sales, determined using specific identification, and recoveries of previously charged-off pooled trust preferred (PreTSL) securities for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2014	2013	2012

Gross realized gain	$603	$4,314	$251
Gross realized loss	(4)	(1,335)	-
Recovery of previously charged-off PreTSLs	-	189	77
Net gain	$599	$3,168	$328

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2014
Agency - GSE	$4,100	$11	$1,024	$-	$5,124	$11
Obligations of states and political subdivisions	1,767	11	670	9	2,437	20
MBS - GSE residential	3,761	23	-	-	3,761	23
Total temporarily impaired securities	$9,628	$45	$1,694	$9	$11,322	$54
Number of securities	9		3		12

December 31, 2013
Agency - GSE	$11,592	$74	$-	$-	$11,592	$74
Obligations of states and political subdivisions	10,148	570	-	-	10,148	570
MBS - GSE residential	11,703	83	3,052	21	14,755	104
Total temporarily impaired securities	$33,443	$727	$3,052	$21	$36,495	$748
Number of securities	38		2		40

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

For all security types, as of December 31, 2014, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

Agency - GSE and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- to long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB), and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed and adjustable, have varying short- to long term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

Pooled trust preferred securities

During the fourth quarter of 2013, the Company sold  its entire position of pooled trust preferred securities.  For a further discussion on the Company’s former investment, fair value determination and activity of its pooled trust preferred securities portfolio, see Note 4,  “Investment Securities”, and Note 13, “Fair Value Measurements”, within the audited consolidated financial statements, incorporated by reference to the Company’s 2013 Form 10-K filed with the SEC on March 19, 2014.

The following summarizes the amount of credit-related OTTI recognized in earnings for the year ended December 31, 2012:

(dollars in thousands)
Pooled trust preferred securities:
PreTSL IX, B1, B3	$18
PreTSL XVIII, C	118
Total	$136

The cumulative amount of credit-related OTTI recognized in earnings was $15.4 million at December 31, 2012.  There was no credit-related OTTI recognized in earnings during 2013 or 2014.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2014 and 2013 are summarized as follows:

(dollars in thousands)	2014	2013

Commercial and industrial	$80,301	$74,551
Commercial real estate:
Non-owner occupied	94,771	89,255
Owner occupied	95,780	86,294
Construction	5,911	10,765
Consumer:
Home equity installment	32,819	34,480
Home equity line of credit	42,188	36,836
Auto loans and leases	27,972	22,261
Other	6,501	5,205
Residential:
Real estate	119,154	110,365
Construction	10,298	8,188
Total	515,695	478,200
Less:
Allowance for loan losses	(9,173)	(8,928)
Unearned lease revenue	(195)	(56)

Loans and leases, net	$506,327	$469,216

Net deferred loan costs of $1.4 million and $1.1 million have been added to the carrying values of loans at December 31, 2014 and 2013, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $256.8 million and $250.2 million as of December 31, 2014 and 2013.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2014	2013

Commercial and industrial	$27	$62
Commercial real estate:
Non-owner occupied	620	1,518
Owner occupied	2,013	1,422
Construction	256	635
Consumer:
Home equity installment	312	393
Home equity line of credit	417	254
Auto loans and leases	1	12
Other	20	22
Residential:
Real estate	549	1,350
Total	$4,215	$5,668

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  Commercial and industrial (C&I) loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate (CRE) loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Commercial real estate construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest pursuant to the original terms with the maturity date adjusted accordingly.  Consumer loan modifications are typically not granted and therefore standard modification terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed on non-accrual status.  As of December 31, 2014, total TDRs amounted to $1.6 million (consisting of 4 CRE loans and 1 C&I loan to 3 unrelated borrowers), of which one with a balance of $0.9 million was on non-accrual status, compared to $2.0 million (consisting of 5 CRE loans and 2 C&I loans to 5 unrelated borrowers) and $1.0 million, respectively, as of December 31, 2013.  Of the TDRs outstanding as of December 31, 2014 and 2013, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified in a TDR during the twelve months ended December 31, 2014 and 2013, respectively.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2014	past due	past due	or more (1)	past due	Current	loans		and accruing

Commercial and industrial	$34	$76	$55	$165	$80,136	$80,301		$28
Commercial real estate:
Non-owner occupied	624	126	719	1,469	93,302	94,771		99
Owner occupied	366	292	2,113	2,771	93,009	95,780		100
Construction	-	-	256	256	5,655	5,911		-
Consumer:
Home equity installment	170	142	767	1,079	31,740	32,819		455
Home equity line of credit	13	-	417	430	41,758	42,188		-
Auto loans and leases	545	111	16	672	27,105	27,777	(2)	15
Other	38	147	40	225	6,276	6,501		20
Residential:
Real estate	700	548	892	2,140	117,014	119,154		343
Construction	-	-	-	-	10,298	10,298		-
Total	$2,490	$1,442	$5,275	$9,207	$506,293	$515,500		$1,060

(1) Includes $4.2 million of non-accrual loans.  (2) Net of unearned revenue of $0.2 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2013	past due	past due	or more (1)	past due	Current	loans		and accruing

Commercial and industrial	$111	$212	$69	$392	$74,159	$74,551		$7
Commercial real estate:
Non-owner occupied	484	35	1,518	2,037	87,218	89,255		-
Owner occupied	1,714	545	1,422	3,681	82,613	86,294		-
Construction	-	-	635	635	10,130	10,765		-
Consumer:
Home equity installment	229	72	393	694	33,786	34,480		-
Home equity line of credit	-	114	275	389	36,447	36,836		21
Auto loans and leases	165	14	23	202	22,003	22,205	(2)	11
Other	52	23	22	97	5,108	5,205		-
Residential:
Real estate	158	1,340	1,466	2,964	107,401	110,365		116
Construction	-	-	-	-	8,188	8,188		-
Total	$2,913	$2,355	$5,823	$11,091	$467,053	$478,144		$155

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

At December 31, 2014, impaired loans consisted of accruing TDRs totaling $0.7 million, $4.2 million of non-accrual loans and a $1.2 million accruing loan.  At December 31, 2013, impaired loans consisted of accruing TDRs totaling $1.0 million and $5.7 million of non-accrual loans.  As of December 31, 2014 and 2013, the non-accrual loans included non-accruing TDRs of $0.9 million and $1.0 million, respectively.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2014
Commercial & industrial	$326	$-	$52	$52	$-	$67	$1	$-
Commercial real estate:
Non-owner occupied	2,494	1,949	355	2,304	547	1,557	27	-
Owner occupied	2,375	447	1,825	2,272	87	1,996	15	-
Construction	350	-	256	256	-	342	-	-
Consumer:
Home equity installment	466	-	312	312	-	358	11	-
Home equity line of credit	469	128	289	417	1	382	20	-
Auto loans and leases	1	-	1	1	-	2	-	-
Other	33	-	20	20	-	22	-	-
Residential:
Real estate	612	304	245	549	35	762	7	-
Construction	-	-	-	-	-	-	-	-
Total	$7,126	$2,828	$3,355	$6,183	$670	$5,488	$81	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2013
Commercial & industrial	$134	$64	$33	$97	$31	$80	$2	$-
Commercial real estate:
Non-owner occupied	2,146	174	1,827	2,001	27	2,173	31	78
Owner occupied	2,136	622	1,327	1,949	90	3,203	36	-
Construction	1,024	-	635	635	-	903	-	-
Consumer:
Home equity installment	501	125	268	393	23	723	37	-
Home equity line of credit	340	-	254	254	-	355	2	-
Auto	12	12	-	12	1	5	-	-
Other	22	-	22	22	-	29	-	-
Residential:
Real estate	1,511	437	913	1,350	110	1,682	71	-
Construction	-	-	-	-	-	-	-	-
Total	$7,826	$1,434	$5,279	$6,713	$282	$9,153	$179	$78

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

Consumer and residential

The consumer and residential loan segments are regarded as homogeneous loan pools and as such are not risk rated.  For these portfolios, the Company utilizes payment activity, history and recency of payment in assessing performance.  Non-performing loans are considered to be loans past due 90 days or more and accruing and non-accrual loans.  All loans not classified as non-performing are considered performing.

The following table presents loans, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Pass	$76,902	$71,122	$83,387	$78,069	$88,256	$82,975	$5,073	$9,026
Special mention	2,202	2,244	3,611	2,734	2,933	656	502	1,037
Substandard	1,197	1,185	7,773	8,452	4,591	2,663	336	702
Doubtful	-	-	-	-	-	-	-	-
Total	$80,301	$74,551	$94,771	$89,255	$95,780	$86,294	$5,911	$10,765

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases		Other
(dollars in thousands)	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Performing	$32,052	$34,087	$41,771	$36,561	$27,761	$22,182	$6,461	$5,183
Non-performing	767	393	417	275	16	23	40	22
Total	$32,819	$34,480	$42,188	$36,836	$27,777	$22,205	$6,501	$5,205

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Performing	$118,262	$108,899	$10,298	$8,188
Non-performing	892	1,466	-	-
Total	$119,154	$110,365	$10,298	$8,188

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	309	239	361	93	-	1,002
Recoveries	32	91	30	34	-	187
Provision	385	567	368	(238)	(22)	1,060
Ending balance	$1,052	$4,672	$1,519	$1,316	$614	$9,173
Ending balance: individually evaluated for impairment	$-	$634	$1	$35		$670
Ending balance: collectively evaluated for impairment	$1,052	$4,038	$1,518	$1,281		$7,889
Loans Receivables:
Ending balance	$80,301	$196,462	$109,285	$129,452		$515,500
Ending balance: individually evaluated for impairment	$52	$4,832	$750	$549		$6,183
Ending balance: collectively evaluated for impairment	$80,249	$191,630	$108,535	$128,903		$509,317

As of and for the year ended December 31, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	56	2,091	400	218	-	2,765
Recoveries	30	30	110	1	-	171
Provision	48	1,406	133	327	636	2,550
Ending balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Ending balance: individually evaluated for impairment	$31	$117	$24	$110		$282
Ending balance: collectively evaluated for impairment	$913	$4,136	$1,458	$1,503		$8,010
Loans Receivables:
Ending balance	$74,551	$186,314	$98,726	$118,553		$478,144
Ending balance: individually evaluated for impairment	$97	$4,585	$681	$1,350		$6,713
Ending balance: collectively evaluated for impairment	$74,454	$181,729	$98,045	$117,203		$471,431

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2014	2013

Land	$2,775	$2,627
Bank premises	12,955	11,682
Furniture, fixtures and equipment	10,012	9,500
Leasehold improvements	4,005	4,168

Total	29,747	27,977

Less accumulated depreciation and amortization	(14,901)	(14,375)

Bank premises and equipment, net	$14,846	$13,602

Depreciation expense, which includes amortization of leasehold improvements, was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012.

In 2014 and 2013, the Company leased its Green Ridge, West Pittston, Peckville, Clarks Summit and Eynon branches and the former Scranton branch under the terms of operating leases.  Rental expense was $0.2 million in 2014 and $0.3 million in 2013 and 2012.  The future minimum lease payments for the Company’s branch network as of December 31, 2014 are as follows:

(dollars in thousands)	Amount

2015	$224
2016	231
2017	232
2018	232
2019	234
2020 and thereafter	3,911

Total	$5,064

During 2009, the Company closed its Wyoming Ave., Scranton branch but continued to pay monthly lease payments under an operating lease agreement that expired during the first quarter of 2014.  To offset the expense related to the former Scranton branch, the Company received rental income under a sublease agreement from an unrelated financial institution that also expired during the first quarter of 2014.  During 2015, the Company will relocate its West Pittston branch to a new building currently under construction in Pittston.  As of December 31, 2014, approximately $1.8 million of additional capital expenditures representing outstanding construction commitment, design and equipment will be incurred before the entire cost of the project is reclassified from construction in process, a component of other assets, to bank premises and equipment.  The Pittston branch will begin its lease when the building is occupied which is expected to be in April 2015.

During the 2014 first quarter, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status.  The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises.  Currently the building has a tenant under a lease agreement expiring in 2018, but the Company expects to use the property for future facility expansion.

7.DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2014 were as follows:

(dollars in thousands)	Amount	Percent
2015	$52,984	50.7%
2016	30,806	29.4
2017	9,124	8.7
2018	2,996	2.9
2019	7,313	7.0
2020 and thereafter	1,407	1.3

Total	$104,630	100.0%

Excluding $7.7 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $43.0 million and $41.2 million as of December 31, 2014 and 2013, respectively.  Certificates of deposit of $250,000 or more aggregated $19.1 million and $15.7 million at December 31, 2014 and 2013, respectively.

As of December 31, 2014, investment securities with a combined fair value of $97.3 million and letters of credit with a notional value of $0.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $61.0 million of the qualifying collateral to secure such deposits as of December 31, 2014 and the balance of $36.3 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2014	2013

Overnight borrowings	$-	$2,472
Securities sold under repurchase agreements	3,969	6,170
Total	$3,969	$8,642

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2014
Overnight borrowings	$13,694	$2,628	0.31%	0.00%
Repurchase agreements	22,972	11,349	0.18	0.15

Total	$36,666	$13,977

December 31, 2013
Overnight borrowings	$10,544	$3,893	0.29%	0.27%
Repurchase agreements	21,653	11,629	0.19	0.14

Total	$32,197	$15,522

December 31, 2012
Overnight borrowings	$-	$55	0.41%	0.00%
Repurchase agreements	20,721	13,027	0.25	0.27
Total	$20,721	$13,082

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).  Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $19.0 million and $20.2 million at December 31, 2014 and 2013, respectively. The Company may be required to provide additional collateral based on the balance of the repurchase agreement and the fair value of the underlying securities.

At December 31, 2014, the Company had approximately $181.5 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $29.9 million that it could borrow at the FRB.

9.LONG-TERM DEBT

Long-term debt consisted of a single advance from the FHLB in the amount of $10.0 million and $16.0 million as of December 31, 2014 and 2013, respectively, that is scheduled to mature in 2016.  The debt is a convertible-select instrument that currently carries a 5.26% fixed rate of interest.  The rate could adjust quarterly should market rates increase beyond the issue’s original strike rate.  The advance is secured by blanket liens on real estate and commercial and industrial loans with a combined weighted valuation, for collateral purposes, of $191.7 million as of September 30, 2014 that was the qualifying collateral in effect as of December 31, 2014.

Significant prepayment fees attached to the borrowing are a deterrent from paying off the high-cost advance.  In the event the underlying market rates rise above the rate currently paid on the borrowing, the rate will convert to a floating-rate instrument and the Company would have the option to repay or renegotiate the converted advance.  In December 2014, the Company paid off $6.0 million of the $16.0 million advance and incurred a prepayment fee of $0.5 million.

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

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced both the expired 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans).  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no stock-based awards shall be granted after the plans’ tenth anniversary – or in the year 2022

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2014 and 2013 under the 2012 stock incentive plans:

	2014			2013
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	2,000	$27.00	1 year	8,000	$21.20	2 yrs - 50% per year
Omnibus plan	2,120	27.00	4 yrs - 25% per year	6,000	21.20	4 yrs - 25% per year
Total	4,120	$27.00		14,000	$21.20

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2012	-	151	151
Granted	8,000	6,000	14,000
Forfeited	-	(1,017)	(1,017)
Issued	-	(134)	(134)
Balance at December 31, 2013	8,000	5,000	13,000
Granted	2,000	2,120	4,120
Vested	(4,000)	(1,250)	(5,250)
Balance at December 31, 2014	6,000	5,870	11,870

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of December 31, 2014, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $33.00 per share.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the years ended December 31, 2014 and 2013 and the unrecognized stock-based compensation expense as of December 31, 2014 and 2013:

	Years ended December 31,
(dollars in thousands)	2014	2013
Stock-based compensation expense:
Director plan	$134	$78
Omnibus plan	40	24
Total stock-based compensation expense	$174	$102

As of
(dollars in thousands)	December 31, 2014
Unrecognized stock-based compensation expense:
Director plan	$12
Omnibus plan	99
Total unrecognized stock-based compensation expense	$111

The unrecognized stock-based compensation expense as of December 31, 2014 will be recognized ratably over the periods ended January 2015 and January 2018 for the Director Plan and the Omnibus Plan, respectively.

A summary of the status of the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual
	Options	price	term (years)
Outstanding and exercisable, December 31, 2011	23,790	$29.67	4.9
Granted	-	-
Exercised	-	-
Forfeited	(4,290)	34.09
Outstanding and exercisable, December 31, 2012	19,500	28.69	5.0
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable, December 31, 2013	19,500	28.69	4.0
Granted	-	-
Exercised	-	-
Forfeited	(500)	28.90

Outstanding and exercisable, December 31, 2014	19,000	$28.69	3.0

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $34.09.

As of December 31, 2014 and 2013, the intrinsic value for outstanding stock options with market prices that exceeded their strike price amounted to $81,900 and $450, respectively.  As of December 31, 2012, no intrinsic value existed.  The Company has not issued stock options since 2008.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of December 31, 2014, 34,329 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the years ended December 31, 2014, 2013 and 2012, compensation expense related to the ESPP approximated $33 thousand, $10 thousand and $12 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares; directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 500,000 shares of its un-issued capital stock for issuance under the DRP.  Beginning in 2009, shares purchased directly from the Company via dividends paid through the DRP were purchased at 90% of the fair market value as of the purchase date, as defined in the plan.  Shares purchased from the open  market were purchased at 100% of the fair market value on the purchase date, as defined in the plan.  During the first quarter of 2014, the board of directors amended the DRP to eliminate the 10% purchase price discount to fair market on shares purchased directly from the Company with optional cash payments.  As of December 31, 2014, there were 405,888 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2014 and 2013.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2014, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2014, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2014, 2013 and 2012 as  a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2014, 2013 or 2012.  However, the 2013 tax return is currently under review.

For federal income tax purposes, in 2013 the Company generated a net operating loss (NOL).  The NOL position occurred because the Company disposed of its non-accruing and underperforming portfolio of pooled trust preferred securities in 2013.  Generally, the credit impairment losses that had been incurred within the portfolio from inception and the related uncollected accrued interest were able to be deducted on the 2013 federal income tax return resulting in the NOL.  The NOL was carried back to the two immediately preceding years.  By carrying back the NOL, the Company will be able to obtain a refund of income taxes paid in 2012 and 2011.  The 2013 tax return is currently under review by the IRS which could take several months to complete.  The company expects to fully recover the income taxes paid in 2012 and 2011.

The following temporary differences gave rise to the net deferred tax (liability) asset, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,119	$3,035
Deferred interest from non-accrual assets	415	455
Other	321	247
Total	3,855	3,737

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(1,413)	(639)
Loan fees and costs	(1,400)	(1,276)
Automobile leasing	(463)	(283)
Depreciation	(367)	(348)
Mortgage loan servicing rights	(342)	(388)
Other	(31)	(34)
Total	(4,016)	(2,968)
Deferred tax (liability) asset, net	$(161)	$769

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2014	2013	2012

Current	$2,010	$(3,531)	$2,011
Deferred	156	6,166	(452)
Total provision for income taxes	$2,166	$2,635	$1,559

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2014	2013	2012
Expected provision at the statutory rate	$2,896	$3,317	$2,197
Tax-exempt income	(671)	(589)	(563)
Bank owned life insurance	(115)	(114)	(111)
Low income housing credits	-	(10)	(10)
Nondeductible interest expense	16	14	16
Nondeductible other expenses and other, net	40	17	30
Actual provision for income taxes	$2,166	$2,635	$1,559

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.3 million in 2014, 2013 and 2012.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,851	$25,851	$25,851	$-	$-
Available-for-sale securities	97,896	97,896	595	97,301	-
FHLB stock	1,306	1,306	-	1,306	-
Loans and leases, net	506,327	505,387	-	-	505,387
Loans held-for-sale	1,161	1,186	-	1,186	-
Financial liabilities:
Deposit liabilities	586,944	586,756	-	586,756	-
Short-term borrowings	3,969	3,969	-	3,969	-
Long-term debt	10,000	10,758	-	10,758	-

December 31, 2013
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$13,218	$13,218	$13,218	$-	$-
Held-to-maturity securities	177	195	-	195	-
Available-for-sale securities	97,246	97,246	525	96,721	-
FHLB stock	2,640	2,640	-	2,640	-
Loans and leases, net	469,216	467,381	-	-	467,381
Loans held-for-sale	917	937	-	937	-
Financial liabilities:
Deposit liabilities	529,698	529,968	-	529,968	-
Short-term borrowings	8,642	8,642	-	8,642	-
Long-term debt	16,000	17,904	-	17,904	-

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the period indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,398	$-	$14,398	$-
Obligations of states and political subdivisions	37,033	-	37,033	-
MBS - GSE residential	45,870	-	45,870	-
Equity securities - financial services	595	595	-	-
Total available-for-sale securities	$97,896	$595	$97,301	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,601	$-	$14,601	$-
Obligations of states and political subdivisions	32,611	-	32,611	-
MBS - GSE residential	49,509	-	49,509	-
Equity securities - financial services	525	525	-	-
Total available-for-sale securities	$97,246	$525	$96,721	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the years ended December 31, 2014 and 2013, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

The following table illustrates the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period indicated.  Prior to December 31, 2013, Level 3 financial instruments measured at fair value consisted of the Company’s investment in pooled trust preferred securities.  During the fourth quarter of 2013, the Company sold its entire position of pooled trust preferred securities.  For a further discussion on the Company’s former investment, fair value determination and activity of its pooled trust preferred securities portfolio, see Note 4,  “Investment Securities”, and Note 13,

“Fair Value Measurements”, within the audited consolidated financial statements, incorporated by reference to the Company’s 2013 Form 10-K filed with the SEC on March 19, 2014:

(dollars in thousands)
As of and for the year ended December 31, 2013

Balance at beginning of period	$1,825
Realized gains in earnings	2,873
Unrealized gains (losses) in OCI:
Gains	4,958
Losses	(460)
Pay down / settlement	(9,205)
Interest paid-in-kind	6
Accretion	3
Balance at end of period	$-

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,158	$-	$-	$2,158
Other real estate owned	1,506	-	-	1,506
Total	$3,664	$-	$-	$3,664

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,152	$-	$-	$1,152
Other real estate owned	1,642	-	-	1,642
Other repossessed assets	8	-	-	8
Total	$2,802	$-	$-	$2,802

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

Valuation techniques for impaired loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows.  Both techniques include various Level 3 inputs which are not identifiable.  The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions.  If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.  For example, from time-to-time, the Company may refer to the National Automobile Dealers Association (NADA) guide to estimate a vehicle’s fair value for an impaired automobile loan, a component of other repossessed assets.

At December 31, 2014 and 2013, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -19.96%  to -42.41% and from -16.00% to -36.15%, respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -27.26% and  -24.84% as of December 31, 2014 and 2013, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2014 and 2013, the discounts applied to the appraised values of ORE ranged from -19.00% to -99.00% and from -18.22% to -72.17%, respectively.  As of December 31, 2014 and 2013, the weighted-average of discount to the appraisal values of ORE amounted to -27.23% and -30.79%, respectively.

As of December 31, 2014, there were no adjustments to the carrying value of other repossessed assets, consisting of automobiles, compared to one automobile at December 31, 2013.  The Company refers to the NADA guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2014	2013
Off-balance sheet financial instruments:
Commitments to extend credit	$92,146	$89,751
Standby letters of credit	6,872	7,718

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

The following table summarizes outstanding financial letters of credit as of December 31, 2014:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$5,300	$-	$515	$5,815
Bank lines of credit	800	34	-	834
	6,100	34	515	6,649
Unsecured	166	57	-	223
Total	$6,266	$91	$515	$6,872

The Company has not incurred losses on its commitments in 2014, 2013 or 2012.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the year ended December 31, 2014, there were 115 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to stock options during 2013 and 2012.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 5,425,  4,674 and 151 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2014	2013	2012
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$6,352	$7,122	$4,902
Weighted-average common shares outstanding	2,412,962	2,353,056	2,286,233
Basic EPS	$2.63	$3.03	$2.14

Diluted EPS:
Net income available to common shareholders	$6,352	$7,122	$4,902
Weighted-average common shares outstanding	2,412,962	2,353,056	2,286,233
Potentially dilutive common shares	5,540	4,674	151
Weighted-average common and potentially dilutive shares outstanding	2,418,502	2,357,730	2,286,384
Diluted EPS	$2.62	$3.02	$2.14

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I capital to total risk-weighted assets (Tier I Capital) of 4% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of December 31, 2014 and 2013, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

In July 2013, the federal bank regulatory agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  Among other things, the final rules revise the risk-based capital requirements and the method of calculating risk-weighted assets.  For community banks, such as the Company, the phase-in period began January 1, 2015.  The rules establish new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets effective immediately), increases the minimum Tier 1 capital to risk-based assets requirement with a capital conservation buffer to 8.5% by 2019 and increases the minimum total capital requirement with a capital conservation buffer to 10.5% by 2019 and assigns higher risk-weightings to certain assets: past due loans; commercial real estate loans and some equity exposures.  The new rules will not have a material impact on the Company’s capital, operations, liquidity and earnings.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated.  No amounts were deducted from capital for interest-rate risk in either 2014 or 2013.

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2014:

Total capital (to risk-weighted assets)
Consolidated	$75,756	15.3%	≥	$39,730	≥	8.0%		N/A		N/A
Bank	$75,230	15.2%	≥	$39,728	≥	8.0%	≥	$49,660	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$69,376	14.0%	≥	$19,865	≥	4.0%		N/A		N/A
Bank	$68,985	13.9%	≥	$19,864	≥	4.0%	≥	$29,796	≥	6.0%

Tier I capital (to average assets)
Consolidated	$69,376	10.0%	≥	$27,679	≥	4.0%		N/A		N/A
Bank	$68,985	10.0%	≥	$27,658	≥	4.0%	≥	$34,573	≥	5.0%

As of December 31, 2013:

Total capital (to risk-weighted assets)
Consolidated	$70,669	15.2%	≥	$37,255	≥	8.0%		N/A		N/A
Bank	$70,373	15.1%	≥	$37,251	≥	8.0%	≥	$46,563	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$64,706	13.9%	≥	$18,628	≥	4.0%		N/A		N/A
Bank	$64,512	13.9%	≥	$18,625	≥	4.0%	≥	$27,938	≥	6.0%

Tier I capital (to average assets)
Consolidated	$64,706	10.3%	≥	$25,089	≥	4.0%		N/A		N/A
Bank	$64,512	10.3%	≥	$25,073	≥	4.0%	≥	$31,341	≥	5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $60.3 million at December 31, 2014.  However, such dividends are limited due to the capital requirements discussed above.

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

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Balance, beginning	$2,821	$3,033	$2,241
Additions	1,782	1,470	2,369
Collections	(1,826)	(1,682)	(1,577)

Balance, ending	$2,777	$2,821	$3,033

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Number of persons	1	1	1
Balance, beginning	$1,883	$2,105	$1,910
Additions	1,184	816	1,251
Collections	(1,423)	(1,038)	(1,056)

Balance, ending	$1,644	$1,883	$2,105

As of December 31, 2014, 2013 and 2012, deposits from executive officers, directors and associates of such persons approximated $13.7 million, $11.1 million and $11.7 million, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2014
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,002	$6,145	$6,295	$6,402	$24,844
Interest expense	(707)	(721)	(730)	(759)	(2,917)

Net interest income	5,295	5,424	5,565	5,643	21,927
Provision for loan losses	(300)	(300)	(210)	(250)	(1,060)
Gain on sale of investment securities	207	94	-	298	599
Other income	1,531	1,727	1,748	1,749	6,755
Other expenses	(4,785)	(4,761)	(4,910)	(5,247)	(19,703)
Income before taxes	1,948	2,184	2,193	2,193	8,518
Provision for income taxes	(492)	(557)	(562)	(555)	(2,166)
Net income	$1,456	$1,627	$1,631	$1,638	$6,352
Net income per share - basic	$0.61	$0.67	$0.68	$0.67	$2.63
Net income per share - diluted	$0.61	$0.67	$0.67	$0.67	$2.62

	2013
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$5,968	$5,912	$5,954	$6,019	$23,853
Interest expense	(735)	(732)	(748)	(753)	(2,968)

Net interest income	5,233	5,180	5,206	5,266	20,885
Provision for loan losses	(550)	(600)	(450)	(950)	(2,550)
Gain on sale and recovery of investment securities	119	9	138	2,902	3,168
Other income	1,949	2,042	1,770	1,612	7,373
Other expenses	(4,880)	(4,606)	(4,644)	(4,989)	(19,119)
Income before taxes	1,871	2,025	2,020	3,841	9,757
Provision for income taxes	(477)	(512)	(515)	(1,131)	(2,635)
Net income	$1,394	$1,513	$1,505	$2,710	$7,122
Net income per share - basic	$0.60	$0.64	$0.64	$1.15	$3.03
Net income per share - diluted	$0.60	$0.64	$0.64	$1.14	$3.02

	2012
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,052	$5,991	$5,974	$5,977	$23,994
Interest expense	(938)	(838)	(804)	(774)	(3,354)

Net interest income	5,114	5,153	5,170	5,203	20,640
Provision for loan losses	(700)	(600)	(700)	(1,250)	(3,250)
Gain on sale and recovery of investment securities	254	7	3	64	328
Other-than-temporary impairment	(105)	(31)	-	-	(136)
Other income	1,840	1,927	1,891	1,802	7,460
Other expenses	(4,751)	(4,709)	(4,479)	(4,642)	(18,581)
Income before taxes	1,652	1,747	1,885	1,177	6,461
Provision for income taxes	(395)	(430)	(486)	(248)	(1,559)
Net income	$1,257	$1,317	$1,399	$929	$4,902
Net income per share	$0.56	$0.57	$0.61	$0.40	$2.14

18. CONTINGENCIES

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

19. RECENT ACCOUNTING PRONOUNCEMENTS

In an exposure draft issued in the fourth quarter of 2012, the Financial Accounting Standards Board (FASB) proposed changes to the accounting guidance related to the impairment of financial assets and the recognition of credit losses.  The FASB proposal would require financial institutions to reserve for losses for the duration of the credit exposure as opposed to reserving for probable losses.  The new methodology would be known as the “current expected credit losses” (CECL) methodology.  The FASB is currently in the process of re-deliberating significant issues raised through feedback received from comment letters and outreach activities.  Among other things, the guidance in the proposed update regarding an entity’s estimate of expected credit losses will be clarified as follows:

•	An entity should revert to a historical average loss experience for the future periods beyond which the entity is able to make or obtain reasonable and supportable forecasts;
•	An entity should consider all contractual cash flows over the life of the related financial assets;
•	When determining the contractual cash flows and the life of the related financial assets:
o	An entity should consider expected prepayments;
o	An entity should not consider expected extensions, renewals, and modifications unless the entity reasonably expects that it will execute a troubled debt restructuring with a borrower;
•

An entity’s estimate of expected credit losses should always reflect the risk of loss, even when that risk is remote. However, an entity would not be required to recognize a loss on a financial asset in which the risk of nonpayment is greater than zero yet the amount of loss would be zero;

•

In addition to using a discounted cash flow model to estimate expected credit losses, an entity would not be prohibited from developing an estimate of credit losses using loss-rate methods, probability-of-default methods or a provision matrix using loss factors;

•

The final guidance on expected credit losses will include implementation guidance describing the factors that an entity should consider to adjust historical loss experience for current conditions and reasonable and supportable forecast.

FASB expects to issue this proposed accounting standard update in late 2015.  An effective date has yet to be discussed.  Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly.  Upon final issuance of the standard, the Company will be able to better evaluate the potential impact of this new standard on its consolidated financial statements.

In August 2014, the FASB issued an accounting standard update (ASU 2014-14) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company will adopt this accounting standard during the first quarter of 2015 and does not expect it to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The Company does not expect this amendment to have a material  impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP:  identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; recognize revenue when (or as) the entity satisfies a performance obligation.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard effective in the first quarter of 2017.

In January 2014, the FASB issued ASU 2014-04 related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company will adopt this accounting standard during the first quarter of 2015 and does not expect it to have a material impact on its consolidated financial statements.

20. PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2014	2013
Assets:
Cash	$164	$2
Investment in subsidiary	71,631	65,716
Securities available-for-sale	594	523
Other assets	36	-
Total	$72,425	$66,241

Liabilities and shareholders' equity:
Liabilities	$206	$181
Capital stock and retained earnings	69,476	64,821
Accumulated other comprehensive income	2,743	1,239
Total	$72,425	$66,241

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Income:
Equity in undistributed earnings of subsidiary	$4,458	$6,173	$3,996
Dividends from subsidiary	2,242	1,190	1,131
Other income	22	20	20
Total income	6,722	7,383	5,147
Operating expenses	539	388	347
Income before taxes	6,183	6,995	4,800
Credit for income taxes	169	127	102
Net income	$6,352	$7,122	$4,902

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Bancorp net loss	$(348)	$(241)	$(225)
Equity in net income of subsidiary	6,700	7,363	5,127
Net income	6,352	7,122	4,902

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	71	58	27
Reclassification adjustment for gains realized in income	-	-	-
Net unrealized gains	71	58	27
Tax effect	(24)	(20)	(9)
Unrealized gain, net of tax	47	38	18
Equity in other comprehensive income of subsidiary	1,457	965	1,328
Other comprehensive income, net of tax	1,504	1,003	1,346
Total comprehensive income, net of tax	$7,856	$8,125	$6,248

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$6,352	$7,122	$4,902
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(6,700)	(7,363)	(5,127)
Stock-based compensation expense	207	112	15
Changes in other assets and liabilities, net	(35)	62	20
Net cash used in operating activities	(176)	(67)	(190)

Cash flows provided by investing activities:
Dividends received from subsidiary	2,242	1,190	1,131
Net cash provided by investing activities	2,242	1,190	1,131

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(2,088)	(1,596)	(1,493)
Cash contributions from dividend reinvestment plan	104	395	486
Withholdings to purchase capital stock	80	78	67
Net cash used in financing activities	(1,904)	(1,123)	(941)
Net change in cash	162	-	-

Cash, beginning	2	2	2

Cash, ending	$164	$2	$2

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2014, Fidelity D&D Bancorp Inc. (the “Company”) was notified that the audit practice of ParenteBeard LLC (“ParenteBeard”) an independent registered public accounting firm, was combined with Baker Tilly Virchow Krause LLP (“Baker Tilly”) in a transaction pursuant to which ParenteBeard combined its operations with Baker Tilly and certain of the professional staff and partners of ParenteBeard joined Baker Tilly either as employees or partners of Baker Tilly. On October 1, 2014, ParenteBeard resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

Prior to engaging Baker Tilly, the Company did not consult with Baker Tilly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Baker Tilly on the Company’s financial statements, and Baker Tilly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of independent registered public accounting firm of ParenteBeard regarding the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2013 and 2012, and during the interim period from the end of the most recently completed fiscal year through October 1, 2014, the date of resignation, there were no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard would have caused it to make reference to such disagreement in its reports.

The Company provided ParenteBeard with a copy of the above disclosures prior to filing a Current Report on Form 8-K with the Securities and Exchange Commission and requested that ParenteBeard furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated October 6, 2014, is filed as Exhibit 16.1 (which is incorporated by reference herein) to the Current Report on Form 8-K.

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

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

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders to be filed with the SEC.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders to be filed with the SEC.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2015 annual meeting of shareholders to be filed with the SEC.

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

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2014 Annual Report to Shareholders filed with the SEC on Form ARS.

21 Subsidiaries of the Registrant, filed herewith.

23 Consent of Independent Registered Public Accounting Firm, filed herewith.

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

101 Interactive data files:  The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2014,  is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2014 and 2013; Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and the Notes to the Consolidated Financial Statements.

(b)The exhibits required to be filed by this Item are listed under Item 15(a) 3, above.

(c)Not applicable.

_________________________

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 17, 2015	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 17, 2015	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 17, 2015
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 17, 2015
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 17, 2015
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 17, 2015
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 17, 2015
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ David L. Tressler	March 17, 2015
David L. Tressler, Director

By:	/s/ Mary E. McDonald	March 17, 2015
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 17, 2015
Brian J. Cali, Director

By:	/s/ Kristin Dempsey O’Donnell	March 17, 2015
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 17, 2015
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

*

10.10 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.11 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

11 Statement regarding computation of earnings per share. Included herein Note 14, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	81

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	16

13 Annual Report to Shareholders. Incorporated by reference to the 2014 Annual Report to Shareholders filed with the SEC on Form ARS.	*

21 Subsidiaries of the Registrant, filed herewith.

23 Consent of Independent Registered Public Accounting Firm, filed herewith.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2014 and 2013; Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012;  Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and the Notes to the Consolidated Financial Statements.

____________________________

*Incorporated by Reference