Form 10-Q
period 2015-03-31
FIDELITY D & D BANCORP INC
filed 2015-05-14
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2015, the latest practicable date, was 2,439,905 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2015

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$14,157	$11,808
Interest-bearing deposits with financial institutions	4,826	14,043
Total cash and cash equivalents	18,983	25,851
Available-for-sale securities	126,481	97,896
Held-to-maturity securities (fair value of $0 in 2015, $0 in 2014)	-	-
Federal Home Loan Bank stock	1,291	1,306
Loans and leases, net (allowance for loan losses of
$9,208 in 2015; $9,173 in 2014)	510,488	506,327
Loans held-for-sale (fair value $1,181 in 2015, $1,186 in 2014)	1,159	1,161
Foreclosed assets held-for-sale	1,433	1,972
Bank premises and equipment, net	14,931	14,846
Cash surrender value of bank owned life insurance	10,825	10,741
Accrued interest receivable	2,089	2,086
Other assets	14,827	14,299
Total assets	$702,507	$676,485
Liabilities:
Deposits:
Interest-bearing	$467,896	$457,574
Non-interest-bearing	133,846	129,370
Total deposits	601,742	586,944
Accrued interest payable and other liabilities	3,470	3,353
Short-term borrowings	13,773	3,969
Long-term debt	10,000	10,000
Total liabilities	628,985	604,266
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,439,905 in 2015; and 2,427,767 in 2014)	26,461	26,272
Retained earnings	44,164	43,204
Accumulated other comprehensive income	2,897	2,743
Total shareholders' equity	73,522	72,219
Total liabilities and shareholders' equity	$702,507	$676,485

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2015	March 31, 2014
Interest income:
Loans and leases:
Taxable	$5,499	$5,276
Nontaxable	139	131
Interest-bearing deposits with financial institutions	16	7
Investment securities:
U.S. government agency and corporations	260	245
States and political subdivisions (nontaxable)	313	321
Other securities	77	22
Total interest income	6,304	6,002
Interest expense:
Deposits	557	489
Securities sold under repurchase agreements	8	8
Other short-term borrowings and other	1	-
Long-term debt	131	210
Total interest expense	697	707
Net interest income	5,607	5,295
Provision for loan losses	150	300
Net interest income after provision for loan losses	5,457	4,995
Other income:
Service charges on deposit accounts	415	423
Interchange fees	302	305
Fees from trust fiduciary activities	217	164
Fees from financial services	127	139
Service charges on loans	176	117
Fees and other revenue	196	171
Earnings on bank-owned life insurance	85	83
Gain on sale or disposal of:
Loans	229	128
Investment securities	2	207
Premises and equipment	1	1
Total other income	1,750	1,738
Other expenses:
Salaries and employee benefits	2,653	2,476
Premises and equipment	941	917
Advertising and marketing	387	332
Professional services	338	318
FDIC assessment	107	99
Loan collection	30	47
Other real estate owned	99	65
Office supplies and postage	101	107
Automated transaction processing	120	151
Other	311	273
Total other expenses	5,087	4,785
Income before income taxes	2,120	1,948
Provision for income taxes	547	492
Net income	$1,573	$1,456
Per share data:
Net income - basic	$0.65	$0.61
Net income - diluted	$0.64	$0.61
Dividends	$0.25	$0.25

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2015	2014

Net income	$1,573	$1,456

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale securities	235	1,015
Reclassification adjustment for net gains realized in income	(2)	(207)
Net unrealized gain	233	808
Tax effect	(79)	(274)
Unrealized gain, net of tax	154	534
Other comprehensive income, net of tax	154	534
Total comprehensive income, net of tax	$1,727	$1,990

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2015 and 2014
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			1,456		1,456
Other comprehensive income				534	534
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	10,427	249			249
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		72			72
Cash dividends declared			(602)		(602)
Balance, March 31, 2014	2,411,667	$25,703	$40,373	$1,773	$67,849

Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			1,573		1,573
Other comprehensive income				154	154
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Stock-based compensation expense		87			87
Cash dividends declared			(613)		(613)
Balance, March 31, 2015	2,439,905	$26,461	$44,164	$2,897	$73,522

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2015	2014

Cash flows from operating activities:
Net income	$1,573	$1,456
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	806	767
Provision for loan losses	150	300
Deferred income tax expense (benefit)	588	(16)
Stock-based compensation expense	87	72
Proceeds from sale of loans held-for-sale	10,318	7,065
Originations of loans held-for-sale	(10,227)	(6,563)
Earnings from bank-owned life insurance	(85)	(83)
Net gain from sales of loans	(229)	(128)
Net gain from sales of investment securities	(2)	(207)
Net loss (gain) from sale and write-down of foreclosed assets held-for-sale	36	(48)
Change in:
Accrued interest receivable	(4)	38
Other assets	(954)	(530)
Accrued interest payable and other liabilities	117	(535)
Net cash provided by operating activities	2,174	1,588

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	-	187
Proceeds from maturities, calls and principal pay-downs	-	3
Available-for-sale securities:
Proceeds from sales	3,573	2,751
Proceeds from maturities, calls and principal pay-downs	6,772	3,580
Purchases	(39,025)	(10,612)
Decrease in FHLB stock	15	464
Net increase in loans and leases	(4,725)	(7,892)
Acquisition of bank premises and equipment	(664)	(433)
Proceeds from sale of foreclosed assets held-for-sale	921	766
Net cash used in investing activities	(33,133)	(11,186)

Cash flows from financing activities:
Net increase in deposits	14,798	25,067
Net increase in short-term borrowings	9,804	3,685
Proceeds from employee stock purchase plan participants	102	80
Dividends paid, net of dividends reinvested	(613)	(395)
Proceeds from dividend reinvestment plan participants	-	42
Net cash provided by financing activities	24,091	28,479
Net (decrease) increase in cash and cash equivalents	(6,868)	18,881
Cash and cash equivalents, beginning	25,851	13,218

Cash and cash equivalents, ending	$18,983	$32,099

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to  Consolidated Financial Statements

(Unaudited)

1.   Nature of operations and critical accounting policies

Nature of operations

Fidelity Deposit and Discount Bank (the Bank) is a commercial bank chartered under the law of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of Fidelity D & D Bancorp, Inc. (collectively, the Company).  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna and Luzerne Counties.

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

For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2015 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2015 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of March 31, 2015 and December 31, 2014, loans classified as HFS consisted of residential mortgage loans.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For each of the three months ended March 31, 2015 and 2014, the Company paid interest of $0.7 million.  The Company did not make an income tax payment in the first quarters of 2015 and 2014.  Transfers from loans to foreclosed assets held-for-sale amounted to $0.4 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $0 for both periods and from loans to bank premises and equipment amounted to $0 million and $1.0 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

In August 2014, the FASB issued an accounting standard update (ASU 2014-14) related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company adopted this accounting standard during the first quarter of 2015 and it did not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The Company does not expect this amendment to have a material impact on its consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-04 related to; Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The update applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  The Company adopted this accounting standard during the first quarter of 2015 and it did not have a material impact on its consolidated financial statements.

3.  Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive income before reclassifications, net of tax	155	155
Amounts reclassified from accumulated other comprehensive income, net of tax	(1)	(1)
Net current-period other comprehensive income	154	154
Ending balance	$2,897	$2,897

As of and for the three months ended March 31, 2014

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$1,239	$1,239

Other comprehensive income before reclassifications, net of tax	671	671
Amounts reclassified from accumulated other comprehensive income, net of tax	(137)	(137)
Net current-period other comprehensive income	534	534
Ending balance	$1,773	$1,773

Details about accumulated other
comprehensive income components			Affected line item in the statement
(dollars in thousands)			where net income is presented
	For the three months ended
	March 31,
	2015	2014

Unrealized gains on AFS securities	$2	$207	Gain on sale of investment securities
	(1)	(70)	Provision for income taxes
Total reclassifications for the period	$1	$137	Net income

4. Investment securities

Agency – Government-sponsored enterprise (GSE) and MBS - GSE residential

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

The amortized cost and fair value of investment securities at March 31, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2015
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$18,514	$133	$10	$18,637
Obligations of states and political subdivisions	35,867	2,539	43	38,363
MBS - GSE residential	67,416	1,582	81	68,917

Total debt securities	121,797	4,254	134	125,917

Equity securities - financial services	294	270	-	564

Total available-for-sale securities	$122,091	$4,524	$134	$126,481

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$14,380	$29	$11	$14,398
Obligations of states and political subdivisions	34,609	2,444	20	37,033
MBS - GSE residential	44,455	1,438	23	45,870

Total debt securities	93,444	3,911	54	97,301

Equity securities - financial services	295	300	-	595

Total available-for-sale securities	$93,739	$4,211	$54	$97,896

The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$201	$203
Due after one year through five years	17,446	17,564
Due after five years through ten years	3,216	3,446
Due after ten years	33,518	35,787

Total debt securities	54,381	57,000

MBS - GSE residential	67,416	68,917

Total available-for-sale debt securities	$121,797	$125,917

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2015
Agency - GSE	$2,040	$10	$-	$-	$2,040	$10
Obligations of states and political subdivisions	3,519	43	-	-	3,519	43
MBS - GSE residential	19,776	81	-	-	19,776	81
Total	$25,335	$134	$-	$-	$25,335	$134
Number of securities	17		-		17

December 31, 2014
Agency - GSE	$4,100	$11	$1,024	$-	$5,124	$11
Obligations of states and political subdivisions	1,767	11	670	9	2,437	20
MBS - GSE residential	3,761	23	-	-	3,761	23
Total	$9,628	$45	$1,694	$9	$11,322	$54
Number of securities	9		3		12

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

For all security types, as of March 31, 2015, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s security portfolio.    In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at March 31, 2015 and December 31, 2014 are summarized as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$80,819	$80,301
Commercial real estate:
Non-owner occupied	92,417	94,771
Owner occupied	97,132	95,780
Construction	6,572	5,911
Consumer:
Home equity installment	32,649	32,819
Home equity line of credit	42,900	42,188
Auto loans and leases	28,051	27,972
Other	6,078	6,501
Residential:
Real estate	124,804	119,154
Construction	8,478	10,298
Total	519,900	515,695
Less:
Allowance for loan losses	(9,208)	(9,173)
Unearned lease revenue	(204)	(195)

Loans and leases, net	$510,488	$506,327

Net deferred loan costs of $1.4 million have been added to the carrying values of loans at March 31, 2015 and December 31, 2014, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue accretes over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $256.2 million as of March 31, 2015 and $256.8 million as of December 31, 2014.  Mortgage servicing rights amounted to $1.0 million as of both March 31, 2015 and December 31, 2014, respectively.

Management is responsible for conducting the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial and industrial and commercial real estate loans. Commercial and industrial and commercial real estate loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be. The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The Company utilizes an external independent loan review firm that reviews and validates the credit risk program on at least an annual basis. Results of these reviews are presented to management and the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

Non-accrual loans, segregated by class, at March 31, 2015 and December 31, 2014, were as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$19	$27
Commercial real estate:
Non-owner occupied	520	620
Owner occupied	1,724	2,013
Construction	251	256
Consumer:
Home equity installment	231	312
Home equity line of credit	483	417
Auto loans and leases	1	1
Other	20	20
Residential:
Real estate	567	549
Total	$3,816	$4,215

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of March 31, 2015, total TDRs amounted to $3.2 million (consisting of 5 CRE loans and 3 C&I loans to 5 unrelated borrowers), of which one with a balance of $0.9 million was on non-accrual status, compared to $1.6 million (consisting of 4 CRE loans and 1 C&I loan to 3 unrelated borrowers) and $0.9 million, respectively, as of December 31, 2014.  Of the TDRs outstanding as of March 31, 2015 and December 31, 2014, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the:
(dollars in thousands)	Three months ended March 31, 2015

		Recorded	Increase in
	Number of	investment	allowance
	contracts	(as of period end)	(as of period end)
Commercial and industrial	2	$749	$251
Commercial real estate - owner occupied	1	858	331
Total	3	$1,607	$582

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2015.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2015	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$158	$17	$19	$194	$80,625	$80,819		$-
Commercial real estate:
Non-owner occupied	528	-	866	1,394	91,023	92,417		346
Owner occupied	79	363	1,724	2,166	94,966	97,132		-
Construction	-	-	251	251	6,321	6,572		-
Consumer:
Home equity installment	301	33	231	565	32,084	32,649		-
Home equity line of credit	28	-	483	511	42,389	42,900		-
Auto loans and leases	321	2	31	354	27,493	27,847	(2)	30
Other	1	9	20	30	6,048	6,078		-
Residential:
Real estate	295	-	696	991	123,813	124,804		129
Construction	-	-	-	-	8,478	8,478		-
Total	$1,711	$424	$4,321	$6,456	$513,240	$519,696		$505
(1) Includes $3.8 million of non-accrual loans.  (2) Net of unearned revenue of $0.2 million. (3) Includes net deferred loan costs of $1.4 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2014	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$34	$76	$55	$165	$80,136	$80,301		$28
Commercial real estate:
Non-owner occupied	624	126	719	1,469	93,302	94,771		99
Owner occupied	366	292	2,113	2,771	93,009	95,780		100
Construction	-	-	256	256	5,655	5,911		-
Consumer:
Home equity installment	170	142	767	1,079	31,740	32,819		455
Home equity line of credit	13	-	417	430	41,758	42,188		-
Auto loans and leases	545	111	16	672	27,105	27,777	(2)	15
Other	38	147	40	225	6,276	6,501		20
Residential:
Real estate	700	548	892	2,140	117,014	119,154		343
Construction	-	-	-	-	10,298	10,298		-
Total	$2,490	$1,442	$5,275	$9,207	$506,293	$515,500		$1,060

(1) Includes $4.2 million of non-accrual loans.  (2) Net of unearned revenue of $0.2 million. (3) Includes net deferred loan costs of $1.4 million.

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

At March 31, 2015, impaired loans consisted of accruing TDRs totaling $2.3 million, $3.8 million of non-accrual loans and a $1.2 million accruing loan.  At December 31, 2014, impaired loans consisted of accruing TDRs totaling $0.7 million, $4.2 million of non-accrual loans and a $1.2 million accruing loan.  As of March 31, 2015 and December 31, 2014, the non-accrual loans included non-

accruing TDRs of $0.9 million for both periods, respectively.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
March 31, 2015
Commercial and industrial	$1,081	$500	$293	$793	$331	$206	$6	$-
Commercial real estate:
Non-owner occupied	2,354	1,754	443	2,197	454	1,596	14	-
Owner occupied	2,869	1,092	1,749	2,841	302	2,174	13	-
Construction	352	-	251	251	-	265	-	-
Consumer:
Home equity installment	332	15	216	231	3	326	-	-
Home equity line of credit	534	180	303	483	19	428	1	-
Auto loans and leases	1	-	1	1	-	1	-	-
Other	20	7	13	20	2	22	-	-
Residential:
Real estate	558	301	266	567	32	605	-	-
Construction	-	-	-	-	-	-	-	-
Total	$8,101	$3,849	$3,535	$7,384	$1,143	$5,623	$34	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2014
Commercial and industrial	$326	$-	$52	$52	$-	$67	$1	$-
Commercial real estate:
Non-owner occupied	2,494	1,949	355	2,304	547	1,557	27	-
Owner occupied	2,375	447	1,825	2,272	87	1,996	15	-
Construction	350	-	256	256	-	342	-	-
Consumer:
Home equity installment	466	-	312	312	-	358	11	-
Home equity line of credit	469	128	289	417	1	382	20	-
Auto	1	-	1	1	-	2	-	-
Other	33	-	20	20	-	22	-	-
Residential:
Real estate	612	304	245	549	35	762	7	-
Construction	-	-	-	-	-	-	-	-
Total	$7,126	$2,828	$3,355	$6,183	$670	$5,488	$81	$-

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

The following is a description of each risk rating category the Company uses to classify each of its commercial and industrial and commercial real estate loans:

Pass

Loans in this category have an acceptable level of risk and are graded in a range of one to five.  Secured loans generally have good collateral coverage.  Current financial statements reflect acceptable balance sheet ratios, sales and earnings trends.  Management is considered to be competent, and a reasonable succession plan is evident.  Payment experience on the loans has been good with minor or no delinquency experience.  Loans with a grade of one are of the highest quality in the range.  Those graded five are of marginally acceptable quality.

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

The following table presents loans including $1.4 million of deferred costs in both periods, segregated by class, categorized into the appropriate credit quality indicator category as of the period indicated:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014

Pass	$77,319	$76,902	$80,991	$83,387	$89,582	$88,256	$5,521	$5,073
Special mention	2,200	2,202	3,046	3,611	3,257	2,933	715	502
Substandard	1,300	1,197	8,380	7,773	4,293	4,591	336	336
Doubtful	-	-	-	-	-	-	-	-
Total	$80,819	$80,301	$92,417	$94,771	$97,132	$95,780	$6,572	$5,911

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015		12/31/2014		3/31/2015	12/31/2014

Performing	$32,418	$32,052	$42,417	$41,771	$27,816		$27,761		$6,058	$6,461
Non-performing	231	767	483	417	31		16		20	40
Total	$32,649	$32,819	$42,900	$42,188	$27,847	(1)	$27,777	(1)	$6,078	$6,501

(1)Net of unearned revenue of $0.2 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	3/31/2015	12/31/2014	3/31/2015	12/31/2014

Performing	$124,108	$118,262	$8,478	$10,298
Non-performing	696	892	-	-
Total	$124,804	$119,154	$8,478	$10,298

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	identification of specific loans that are not impaired, but have an identified potential for loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
▪	application of historical loss percentages to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.
▪	Qualitative factor adjustments include:
o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies, procedures and practices;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial and industrial and commercial real estate loans.  Commercial and industrial and commercial real estate loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the commercial and industrial and commercial real estate loan portfolios are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience and environmental factors.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial and industrial and commercial real estate loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	24	67	92		-	-	183
Recoveries	9	7	24		28	-	68
Provision	177	(97)	62		(1)	9	150
Ending balance	$1,214	$4,515	$1,513		$1,343	$623	$9,208
Ending balance: individually evaluated for impairment	$331	$756	$24		$32	$-	$1,143
Ending balance: collectively evaluated for impairment	$883	$3,759	$1,489		$1,311	$623	$8,065
Loans Receivables:
Ending balance (2)	$80,819	$196,121	$109,474	(1)	$133,282	$-	$519,696
Ending balance: individually evaluated for impairment	$793	$5,289	$735		$567	$-	$7,384
Ending balance: collectively evaluated for impairment	$80,026	$190,832	$108,739		$132,715	$-	$512,312

(1) Net of unearned revenue of $0.2 million.    (2) Includes $1.4 million of net deferred loan costs.

As of and for the year ended December 31, 2014
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482		$1,613	$636	$8,928
Charge-offs	309	239	361		93	-	1,002
Recoveries	32	91	30		34	-	187
Provision	385	567	368		(238)	(22)	1,060
Ending balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Ending balance: individually evaluated for impairment	$-	$634	$1		$35	$-	$670
Ending balance: collectively evaluated for impairment	$1,052	$4,038	$1,518		$1,281	$614	$8,503
Loans Receivables:
Ending balance (2)	$80,301	$196,462	$109,285	(1)	$129,452	$-	$515,500
Ending balance: individually evaluated for impairment	$52	$4,832	$750		$549	$-	$6,183
Ending balance: collectively evaluated for impairment	$80,249	$191,630	$108,535		$128,903	$-	$509,317

(1) Net of unearned revenue of $0.2 million.    (2) Includes $1.4 million of net deferred loan costs.

Information related to the change in the allowance for loan losses as of and for the three months ended March 31, 2014 is as follows:

As of and for the three months ended March 31, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	28	152	118	59	-	357
Recoveries	11	1	16	-	-	28
Provision	35	215	137	(30)	(57)	300
Ending balance	$962	$4,317	$1,517	$1,524	$579	$8,899

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the three months ended March 31, 2015 and 2014, there were 2,545 and 15 potentially dilutive shares related to issued and unexercised stock options.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 3,887 and 3,283 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2015 and 2014, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2015	2014
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,573	$1,456
Weighted-average common shares outstanding	2,435,884	2,398,731
Basic EPS	$0.65	$0.61

Diluted EPS:
Net income available to common shareholders	$1,573	$1,456
Weighted-average common shares outstanding	2,435,884	2,398,731
Potentially dilutive common shares	6,432	3,298
Weighted-average common and potentially dilutive shares outstanding	2,442,316	2,402,029
Diluted EPS	$0.64	$0.61

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

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced both the expired 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans).  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on, and no stock-based awards shall be granted after the year 2022.

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the three months ended March 31, 2015 and 2014 under the 2012 stock incentive plans:

	2015			2014
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	3,200	$32.25	1 year	2,000	$27.00	1 year
Omnibus plan	3,300	32.25	4 yrs - 25% per year	2,120	27.00	4 yrs - 25% per year
Omnibus plan	50	32.50	1 year	-	-
Total	6,550	$32.25		4,120	$27.00

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2014	6,000	5,870	11,870
Granted	3,200	3,350	6,550
Vested	(6,000)	(1,780)	(7,780)
Balance at March 31, 2015	3,200	7,440	10,640

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of March 31, 2015, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $36.00 per share.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014 and the unrecognized stock-based compensation expense as of March 31, 2015:

	Three months ended March 31,
(dollars in thousands)	2015	2014
Stock-based compensation expense:
Director plan	$28	$30
Omnibus plan	15	9
Total stock-based compensation expense	$43	$39

As of
(dollars in thousands)	March 31, 2015
Unrecognized stock-based compensation expense:
Director plan	$86
Omnibus plan	192
Total unrecognized stock-based compensation expense	$278

The unrecognized stock-based compensation expense as of March 31, 2015 will be recognized ratably over the periods ended January 2016 and January 2019 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2015,  38,687 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2015 and 2014, compensation expense related to the ESPP approximated $44 thousand and $33 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$18,983	$18,983	$18,983	$-	$-
Available-for-sale securities	126,481	126,481	564	125,917	-
Loans and leases, net	510,488	510,676	-	-	510,676
Loans held-for-sale	1,159	1,181	-	1,181	-
Financial liabilities:
Deposit liabilities	601,742	601,604	-	601,604	-
Short-term borrowings	13,773	13,773	-	13,773	-
Long-term debt	10,000	10,676	-	10,676	-

December 31, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,851	$25,851	$25,851	$-	$-
Available-for-sale securities	97,896	97,896	595	97,301	-
Loans and leases, net	506,327	505,387	-	-	505,387
Loans held-for-sale	1,161	1,186	-	1,186	-
Financial liabilities:
Deposit liabilities	586,944	586,756	-	586,756	-
Short-term borrowings	3,969	3,969	-	3,969	-
Long-term debt	10,000	10,758	-	10,758	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,637	$-	$18,637	$-
Obligations of states and political subdivisions	38,363	-	38,363	-
MBS - GSE residential	68,917	-	68,917	-
Equity securities - financial services	564	564	-	-
Total available-for-sale securities	$126,481	$564	$125,917	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,398	$-	$14,398	$-
Obligations of states and political subdivisions	37,033	-	37,033	-
MBS - GSE residential	45,870	-	45,870	-
Equity securities - financial services	595	595	-	-
Total available-for-sale securities	$97,896	$595	$97,301	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2015 and December 31, 2014.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,706	$-	$-	$2,706
Other real estate owned	1,241	-	-	1,241
Other repossessed assets	22	-	-	22
Total	$3,969	$-	$-	$3,969

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,158	$-	$-	$2,158
Other real estate owned	1,506	-	-	1,506
Total	$3,664	$-	$-	$3,664

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

At March 31, 2015 and December 31, 2014, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -19.96% to -87.57% and from -19.96% to -42.41% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -34.53% and -27.26% as of March 31, 2015 and December 31, 2014, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2015 and December 31, 2014, the discounts applied to the appraised values of ORE ranged from -9.07% to -99.00% and from -19.00% to -99.00%, respectively.  As of March 31, 2015 and December 31, 2014, the weighted-average of discount to the appraisal values of ORE amounted to -34.53% and -27.23%, respectively.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2015 compared to December 31, 2014 and a comparison of the results of operations for the three months ended March 31, 2015 and 2014.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2014 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new or changes in existing laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

▪	technological changes;
▪	the interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	acts of war or terrorism; and
▪	disruption of credit and equity markets;
▪	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our physical presence, consisting presently of our 11-branch network, with construction of a new branch underway to improve our footprint in Luzerne County.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low in the near-term, but slowly rise with an accelerated pace of rate increases occurring late in 2015.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Long-term interest rates receded in 2014 and into 2015, with the ten-year U.S. Treasury rate decreasing from 2.17% at the end of December 2014 to 1.94% at the end of March 2015, 79 basis points lower than the rate from one year ago.  The national unemployment rate for March 2015 was 5.5%, down from 5.6% at December 2014 with new job growth in 2015 continuing at its slow pace.  However, in our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate has increased to 6.5% at March 31, 2015 from 5.6% as of December 31, 2014 and down, however, from 8.0% at March 31, 2014.  Despite an increase in the unemployment rate in the first quarter of 2015, more people are entering the labor force than were in December which is a positive sign for the local economy.  The median home values in the region declined 6.5% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values will fall 0.1% within the next year.  Below average temperatures and large accumulations of snow stifled the real estate market and spring is historically the busy season for real estate transactions.  Despite the decline in home values, we believe market conditions are slowly improving in our region and that the second quarter will offer a better measure of the local housing market.  In light of these statistics, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2014 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us began on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts that the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

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

Comparison of the results of operations

Three months ended March 31, 2015 and 2014

Overview

Net income for the first quarter of 2015 increased $0.1 million, or 8%, to $1.6 million, or $0.64 per diluted share, compared to $1.5 million, or $0.61 per diluted share, in the same 2014 quarter.    The increase was due to higher net interest income combined with a

50% lower provision for loan losses partially offset by higher non-interest expenses. Non-interest expense increased $0.3 million, or 6%, in the current quarter compared to the 2014 like period mostly due to higher salary and employee benefit costs and advertising and marketing expenses.

Return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.91% and 8.74% for the three months ended March 31, 2015, and 0.92%  and 8.80% for the three months ended March 31, 2014, respectively.  ROA and ROE both decreased because of the large increase in average assets in the first quarter of 2015.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.3 million, or 6%, from $5.3 million for the quarter ended March 31, 2014 to $5.6 million for the quarter ended March 31, 2015,  because of higher total interest income.  Total average interest-earning assets increased $53.4 million and helped offset a nineteen basis point net reduction in their yields – the negative impact stemming from the loan portfolio.  The loan portfolio increased $35.6 million on average, which boosted its earnings by $0.2 million despite a 14 basis point reduction in yield.  Though all loan portfolios showed more interest income from average growth, the mortgage loan portfolio had the most accretive impact from the Company’s “originate and hold” strategy of shorter-termed secondary-market compliant mortgages held for portfolio.  The primary cause for the increase in interest income was a $57 thousand bonus dividend on FHLB stock and also a $4.5 million larger average balance of investment securities.  The decrease in interest expense stemmed from $79 thousand less interest paid on borrowed funds due to the $6.0 million paydown of long-term debt that occurred in the fourth quarter of 2014. The decrease was partially offset by an increase of $68 thousand in interest expense on deposits mostly due to higher average balances of $60.3 million in interest-bearing checking and money market accounts from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular certificates of deposit, or CDs, and contractual and negotiated rates.

The fully-taxable equivalent (FTE) net interest rate spread and margin both decreased by twelve and fifteen basis points, respectively, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The decrease in the interest rate spread was caused by a more rapid decline of yields of interest-earning assets than the cost reductions of lower rates paid on interest-bearing liabilities.  The decrease in net interest margin was due mostly to the larger balances of average interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, was reduced by five basis points for the quarter ended March 31, 2015 compared to the same period in 2014 because of lower rates paid notwithstanding higher balances of average interest-bearing liabilities and the average balance growth of $4.6 million of non-interest bearing deposits.

During 2015, the Company expects to continue to operate in a low but increasing interest rate environment, with rates slowly rising, likely occurring during the second half of the year.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression. However for 2015, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward but is expected to do so during the second half of 2015, pressuring rates paid on funding sources.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2015, and when coupled with a proactive approach to deposit cost setting strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 58 basis points for the three months ended March 31, 2015 or seven basis points less than the cost for the three months ended March 31, 2014, respectively.  The reduction was due to the $6.0 million fourth quarter of 2014 pay down of an FHLB advance which decreased the average balance of long-term debt.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  As noted, interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in the near-term thereby further pressuring net interest income should deposit rates begin to steadily rise.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and expects to continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-enhancing strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The tables that follow set forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $93.0 thousand and $64.3 thousand for the first quarters of 2015 and 2014, respectively, are included in interest income from loans.  The one-time FHLB bonus dividend of $57 thousand awarded in the first quarter of 2015 was removed from the annualized yield calculation and then added back to interest income.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2015			March 31, 2014
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$24,679	$16	0.25%	$11,792	$7	0.25%
Investments:
Agency - GSE	15,746	50	1.29	15,597	54	1.40
MBS - GSE residential	53,135	210	1.60	49,080	191	1.58
State and municipal	34,691	495	5.78	33,456	499	6.05
Other	1,613	79	5.46	2,551	24	3.86
Total investments	105,185	834	3.00	100,684	768	3.09
Loans and leases:
Commercial	275,082	3,072	4.53	262,673	3,033	4.68
Consumer	66,897	911	5.52	62,197	848	5.53
Residential real estate	174,513	1,727	4.01	156,005	1,595	4.15
Total loans and leases	516,492	5,710	4.48	480,875	5,476	4.62
Federal funds sold	419	-	0.26	40	-	0.30
Total interest-earning assets	646,775	6,560	4.08%	593,391	6,251	4.27%
Non-interest earning assets	51,980			47,700
Total assets	$698,755			$641,091

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$110,291	$50	0.18%	$109,496	$55	0.20%
Interest-bearing checking	128,575	73	0.23	101,162	42	0.17
MMDA	119,332	193	0.66	86,412	115	0.54
CDs < $100,000	61,319	125	0.83	71,193	166	0.95
CDs > $100,000	42,862	115	1.09	40,534	111	1.11
Clubs	1,470	1	0.17	1,388	-	0.14
Total interest-bearing deposits	463,849	557	0.49	410,185	489	0.48
Repurchase agreements	15,793	8	0.20	16,104	8	0.21
Borrowed funds	10,001	132	5.35	16,399	210	5.21
Total interest-bearing liabilities	489,643	697	0.58%	442,688	707	0.65%
Non-interest bearing deposits	132,327			127,736
Non-interest bearing liabilities	3,811			3,595
Total liabilities	625,781			574,019
Shareholders' equity	72,974			67,072

Total liabilities and shareholders' equity	$698,755			$641,091
Net interest income - FTE		$5,863			$5,544

Net interest spread			3.50%			3.62%
Net interest margin			3.64%			3.79%
Cost of funds			0.45%			0.50%

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2015, the Company recorded a provision for loan losses of $150 thousand, a 50% decrease, compared to a $0.3 million provision recorded during the three months ended March 31, 2014.  This decrease occurred despite management’s recognition of several new TDRs totaling $1.6 million, a $4.1 million increase in the total loan portfolio, and $0.6 million in additional non-performing loans.  Provision expense decreased despite the above factors because additional reserves needed from the new TDRs were offset by a  decreased implied reserve resulting from new methodology.  Furthermore, reserves on the additional non-performing loans were previously accounted for while the new loan growth resulted mainly in the low risk residential mortgage segment.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended March 31, 2015, non-interest income amounted to $1.8 million, a less than 1% increase from the three months ended March 31, 2014.   More activity in the loan portfolio caused gains from sales of loans to increase by $0.1 million during the first quarter of 2015 in conjunction with an increase of $59 thousand in service charges on a larger loan portfolio.    These increases fully offset the $0.2 million fewer gains on investment securities recognized for the 2015 quarter compared to the same period of 2014.

Other operating expenses

For the three months ended March 31, 2015, total other operating expenses increased $0.3 million, or 6%, compared to the three months ended March 31, 2014. Salary and employee benefits increased $0.2 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014.  The basis of the increase includes annual merit increases, higher accruals for bonuses and group insurance, an increase in stock awards and higher mortgage loan payroll origination fees due to a rise in mortgage originations, partially offset by lower unemployment tax.    Advertising and marketing expenses increased $55 thousand, or 16%, in the 2015 first quarter compared with the same period in 2014 due to additional marketing efforts focused around the product promotion of checking accounts and certificates of deposits.  Total other real estate owned (ORE) expense increased $34 thousand during the first quarter of 2015 compared to the same 2014 quarter. Contributing to the increase was $30 thousand in write downs and losses recognized on the sale of ORE in the first quarter of 2015 compared to $52 thousand of gains recognized on sales of ORE properties in the 2014 like period.  These two components were partially offset by a $54 thousand decrease in ORE expense due to a large real estate tax bill that was paid in March 2014 and a smaller number of properties in ORE in 2015.  All of these items were partially offset by a $31 thousand decrease in ATM expense during the three months ended March 31, 2015 compared to the 2014 like period due to a renegotiated contract at lower rates.

Comparison of financial condition at

March 31, 2015 and December 31, 2014

Overview

Consolidated assets increased $26.0 million, or 4%, to $702.5 million as of March 31, 2015 from $676.5 million at December 31, 2014.  The increase in assets was funded through growth in deposits of $14.8 million, short-term borrowings of $9.8 million and a $1.3 million increase in shareholders’ equity.  Net income of $1.6 million,  $0.2 million in other comprehensive income, and $0.1 million of shares issued through the employee stock purchase plan partially offset by $0.6 million of dividends declared drove equity growth.  The increase in the funding sources was used to fund loan and investment growth.

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

As of March 31, 2015, the carrying value of investment securities amounted to $126.5 million, or 18% of total assets, compared to $97.9 million, or 14% of total assets, at December 31, 2014.  On March 31, 2015,  55% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2015.  The AFS securities were recorded with a net unrealized gain of $4.4 million as of March 31, 2015 compared to a net unrealized gain of $4.2 million as of December 31, 2014, or a net improvement of $0.2 million during the first quarter of 2015.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the three months ended March 31, 2015 and 2014, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first three months of 2015, the carrying value of total investments increased $28.6 million, or 29%.  The Company attempts to maintain a well-diversified and proportionately level investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with additional cash holdings during the first quarter of 2015.  The Company expects to grow the portfolio and increase its size relative to total assets with a bias toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$68,917	54.6%	$45,870	46.9%
State & municipal subdivisions	38,363	30.3	37,033	37.8
Agency - GSE	18,637	14.7	14,398	14.7
Equity securities - financial services	564	0.4	595	0.6
Total	$126,481	100.0%	$97,896	100.0%

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $74 thousand, which included a $57 thousand one-time bonus dividend, and $15 thousand for the three months ended March 31, 2015 and 2014, respectively.  The balance in FHLB stock was $1.3 million both as of March 31, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015 and December 31, 2014, loans HFS consisted of residential mortgages with carrying amounts of $1.2 million in both periods, respectively, which approximated their fair values.  During the quarter ended March 31, 2015, residential mortgage loans with principal balances of $10.2 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $7.0 million and $0.1 million, respectively during the quarter ended March 31, 2014.  An increase in residential mortgage origination activities caused the increase in gains from loan sales in 2015 compared to 2014.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At March 31, 2015 and December 31, 2014, the servicing portfolio balance of sold residential mortgage loans was $256.2 million and $256.8 million, respectively.

Loans and leases

For the first quarter of 2015, the Bank saw an overall growth in the loan portfolio of $4.2 million, or 1%.  The majority of this growth was in the consumer and residential sector.  Our efforts continue to be focused on utilizing our relationship management process to grow new and existing relationships by providing the best customer service from our committed and skilled team of relationship managers and branch personnel.

Commercial and industrial and commercial real estate

Compared to year-end 2014, the commercial and industrial (C&I) loan portfolio had a minimal increase of  $0.5 million, or 1%, from $80.3 million to $80.8 million and the commercial real estate (CRE) loan portfolio decreased $0.3 million, or less than 1%, from $196.5 million to $196.1 million as of March 31, 2015.  A greater number of payoffs occurred in the 1st quarter than previous quarters and a soft demand for credit facilities contributed to the modest growth.  Subsequent to quarter end, the Company had credits close that will put us on pace for an annual projected growth of between 3% and 4%.

Consumer

The consumer loan portfolio increased by $0.2 million, essentially flat from $109.5 million at December 31, 2014.  The slight increase in this portfolio occurred mainly from increased auto loans and leases and home equity lines of credit.  First quarter results were the result of a focus on maintaining relationships with auto dealers and an early season home equity campaign.

Residential

The residential loan portfolio grew $3.8 million, or 3%, from $129.5 million at December 31, 2014 to $133.3 million at March 31,

2015.  Loans available for sale increased by about $0.4 million from new loan originations while the held to maturity portfolio grew by roughly $3.4 million.  The held to maturity loan portfolio grew due to a mortgage loan modification program and incremental new loan originations. The majority of modifications were 20 years or less in maturity.

The composition of the loan portfolio at March 31, 2015 and December 31, 2014, is summarized as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$80,819	15.5%	$80,301	15.6%
Commercial real estate:
Non-owner occupied	92,417	17.8	94,771	18.4
Owner occupied	97,132	18.7	95,780	18.5
Construction	6,572	1.3	5,911	1.1
Consumer:
Home equity installment	32,649	6.3	32,819	6.4
Home equity line of credit	42,900	8.3	42,188	8.2
Auto and leases	28,051	5.4	27,972	5.4
Other	6,078	1.2	6,501	1.3
Residential:
Real estate	124,804	24.0	119,154	23.1
Construction	8,478	1.6	10,298	2.0
Gross loans	519,900	100.0%	515,695	100.0%
Less:
Allowance for loan losses	(9,208)		(9,173)
Unearned lease revenue	(204)		(195)
Net loans	$510,488		$506,327

Loans held-for-sale	$1,159		$1,161

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

Through December 31, 2014, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

In order to substantiate flat reserve allocations for certain risk ratings on a recurring basis, management analyzed historical loss experience in those risk rating pools.  Management considered peer or industry averages in support of flat rates. However, the lack of consistency in those allowance methodologies rendered flat rate correlation to be inapplicable.  As a result, commencing on January 1, 2015 and going forward, the Bank applied the following updates to the Allowance for Loan and Lease Losses calculation:

•Pass-5 rated loans are included in the loan pools that do not include impaired loans.  The Bank reasoned that Pass-5 rated loans did not present any substantive difference in historic loss experience than loans of similar or less risk.  Previously, Pass-5 rated loans carried a flat 2% reserve allocation.  The impact of this change reduced the reserve requirement by about $179 thousand.

•Special Mention – 6 rated loans were changed from a flat 5% reserve allocation.  Management evaluated historical losses for 6 rated loans based on the greater of either the three (3) year moving average of historical loss experience in the 6 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank will categorize any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans will be compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool will then be calculated for each commercial loan type to develop a relative percentage.  These relative percentages will be quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  However, since Special Mention – 6 rated loans are by nature a transitional grade of risk rating, the actual losses incurred in this risk rating class was near 0%.  Therefore, management applied a loss factor that, in its opinion, fairly represents the actual risk of loss from loans so rated.  The impact of this change reduced the reserve requirement by about $72 thousand.

•Substandard – 7 rated loans were changed from a flat 15% reserve allocation to pools that are based on historical losses.  Going forward, expected loss percentages will be based on the greater of either the three (3) year moving average of historical loss experience in the 7 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank will categorize any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans will be compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool will then be calculated for each commercial loan type to develop a relative percentage.  These relative percentages will be quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  The impact of this change reduced the reserve requirement by about $312 thousand.

•Qualitative factors will be universally applied to all loans in all loan pools. Previously, this was not done for Special Mention - 6 rated and Substandard – 7 rated loans.  The impact of this change increased the reserve requirement by about $138 thousand.

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

Net charge-offs for the three months ending March 31, 2015 were $0.1 million compared to $0.3 million for the three months ending March 31, 2014, an improvement of $0.2 million.  The year-over-year improvement occurred from reduced commercial real estate and residential mortgage charge-offs combined with recoveries mainly from previously charged-off residential mortgages which were more than double the same period in 2014.  The overall improvement was the result of more accurate fair value recognition of underlying collateral values on loans as they became impaired as well as improved overall underwriting at origination.   During the period ended March 31, 2015, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and commercial real estate loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.2 million as of March 31, 2015 and $8.9 million as of March 31, 2014.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2015		December 31, 2014		March 31, 2014

Balance at beginning of period	$9,173		$8,928		$8,928

Charge-offs:
Commercial and industrial	24		309		28
Commercial real estate	67		239		152
Consumer	92		361		118
Residential	-		93		59
Total	183		1,002		357

Recoveries:
Commercial and industrial	9		32		11
Commercial real estate	7		91		1
Consumer	24		30		16
Residential	28		34		-
Total	68		187		28
Net charge-offs	115		815		329
Provision for loan losses	150		1,060		300
Balance at end of period	$9,208		$9,173		$8,899

Allowance for loan losses to total loans	1.77%		1.78%		1.84%
Net charge-offs (annualized) to average total loans outstanding	0.09%		0.16%		0.27%
Average total loans	$516,492		$495,758		$480,875
Loans 30 - 89 days past due and accruing	$2,135		$3,932		$2,702
Loans 90 days or more past due and accruing	$505		$1,060		$20
Non-accrual loans	$3,816		$4,215		$3,709
Allowance for loan losses to net charge-offs (annualized)	20.02	x	11.26	x	6.76	x
Allowance for loan losses to loans 90 days or more past due and accruing	18.23	x	8.65	x	444.95	x
Allowance for loan losses to non-accrual loans	2.41	x	2.18	x	2.40	x
Allowance for loan losses to non-performing loans	2.13	x	1.74	x	2.39	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At March 31, 2015, non-performing assets represented 1.15% of total assets compared with 1.07% as of March 31, 2014.  This was a result of an increase in non-performing loans and TDRs.  This increase was offset by a decrease in ORE.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014

Loans past due 90 days or more and accruing	$505	$1,060	$20
Non-accrual loans *	3,816	4,215	3,709
Total non-performing loans	4,321	5,275	3,729
Troubled debt restructurings	2,358	753	763
Other real estate owned and repossessed assets	1,433	1,972	2,511
Total non-performing assets	$8,112	$8,000	$7,003

Total loans, including loans held-for-sale	$520,855	$516,661	$484,015
Total assets	$702,507	$676,485	$654,429
Non-accrual loans to total loans	0.73%	0.82%	0.77%
Non-performing loans to total loans	0.83%	1.02%	0.77%
Non-performing assets to total assets	1.15%	1.18%	1.07%

* In the table above, the amount includes non-accrual TDRs of $0.9 million as of March 31, 2015, $0.9 million as of December 31, 2014 and $1.0 million as of March 31, 2014.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $1.0 million, or 18%, from $5.3 million at December 31, 2014 to $4.3 million at March 31, 2015.  However, this category reflected a 16% increase, or $0.6 million, over the same period last year, increasing from $3.7 million as of March 31, 2014 to $4.3 million as of March 31, 2015.   At March 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.5 million and consisted of seven loans to six unrelated borrowers ranging from less than $1 thousand to $0.3 million. At December 31, 2014, the portion of accruing loans that was over 90 days past due totaled $1.1 million and consisted of eleven loans to seven unrelated borrowers ranging from $2 thousand to $0.4 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2014, there were 46 loans to 41 unrelated borrowers ranging from less than $1 thousand to $0.9 million in the non-accrual category.  At March 31, 2015 there were 47 loans to 41 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.9 million.  At December 31, 2014, non-accrual loans totaled $4.2 million compared with $3.8 million at March 31, 2015, a decrease of $0.4 million.  Non-accrual loans decreased during the period ending March 31, 2015 for the following reasons:  $0.3 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.2 million were paid down or paid off; $0.1 million were charged off; and $0.4 million were transferred to ORE.

The composition of non-performing loans as of March 31, 2015 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$80,819	$-	$19	$19	0.02%
Commercial real estate:
Non-owner occupied	92,417	346	520	866	0.94%
Owner occupied	97,132	-	1,724	1,724	1.77%
Construction	6,572	-	251	251	3.82%
Consumer:
Home equity installment	32,649	-	231	231	0.71%
Home equity line of credit	42,900	-	483	483	1.13%
Auto loans and leases	27,847	30	1	31	0.11%
Other	6,078	-	20	20	0.33%
Residential:
Real estate	124,804	129	567	696	0.56%
Construction	8,478	-	-	-	-
Loans held-for-sale	1,159	-	-	-	-

Total	$520,855	$505	$3,816	$4,321	0.83%

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2015 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $61 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $3.2 million at March 31, 2015, an increase of $1.6 million from $1.6 million at December 31, 2014, due to the addition of three loans (1 CRE and 2 C&I) from two unrelated borrowers being classified as TDR’s.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the three months ended March 31, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	749	858	-	1,607
Pay downs / payoffs	-	(2)	(1)	(3)
Ending balance	$774	$1,584	$874	$3,232

As of and for the year ended December 31, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Advance on balance	-	1	1	2
Pay downs / payoffs	(10)	(283)	(93)	(386)
Ending balance	$25	$728	$875	$1,628

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.4 million at March 31, 2015 and $2.0 million at December 31, 2014.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,961	12	$2,078	15

Additions	396	6	1,109	7
Pay downs	-		(5)
Write downs	(25)		(155)
Sold	(921)	(3)	(1,066)	(10)
Balance at end of period	$1,411	15	$1,961	12

As of March 31, 2015, ORE consisted of fifteen properties from thirteen unrelated borrowers totaling $1.4 million.  Six of these properties ($0.4 million) were added in 2015; three were added in 2014 ($84 thousand); two were added in 2013 ($0.2 thousand); two were added in 2012 ($0.3 million); one was added in 2011 ($0.2 thousand) and one in 2010 ($0.3 million).  In addition, of the fifteen properties, eight ($1 million) were listed for sale, while the remaining properties (seven totaling $0.4 million) are either in litigation, awaiting closing, have disposition plans or undergoing eviction proceedings.

Other repossessed assets held-for-sale included two automobiles with a combined book value of $22 thousand at March 31, 2015. At December 31, 2014, other repossessed assets consisted of an automobile with a book value of $11 thousand which was sold during 2015.

Other assets

The $0.5 million increase in other assets was due mostly to progress payments on facility remodeling and branch relocation, residual values associated with recording new automobile leases, net of lease disposals, normal cyclical changes to prepaid expenses, amounts due from borrowers for their loan escrow accounts, partially offset by a decline in the net deferred tax asset.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Money market	$117,600	19.6%	$118,653	20.3%
Interest-bearing checking	132,261	22.0	124,009	21.1
Savings and clubs	113,925	18.9	110,282	18.8
Certificates of deposit	104,110	17.3	104,630	17.8
Total interest-bearing	467,896	77.8	457,574	78.0
Non-interest bearing	133,846	22.2	129,370	22.0
Total deposits	$601,742	100.0%	$586,944	100.0%

Total deposits increased $14.8 million, or  3%, from $586.9 million at December 31, 2014 to $601.7 million at March 31, 2015.  Growth in savings and interest bearing accounts and DDA of $16.4 million, or 5%, offset declines in CDs and money market accounts.  The increase in the checking accounts was driven by an increase of $9.9 million in public interest-bearing and non-interest bearing deposits.  This was due to the timing of the receipts of public tax deposits.  Public deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received.  By offering periodic deposit promotions, the Company has had success in executing on its model of developing new and strengthening existing relationships. Money market deposits declined slightly in part due to the recent expiration of product promotion which granted higher rates for a specific amount of time. The promotional events create opportunities to cross-sell all of the banks financial products and provides communication channels for establishing trust and financial service relationships thereby creating a stronger bond with existing and creating bonds with potential customers.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company expects moderate asset growth for the remainder of 2015 funded by deposit growth encompassing all product types.

The market interest rate profile continues to be low.  Customers’ appetite for long-term deposit products continues to decrease albeit at a much slower pace than in previous periods.  The CD portfolio declined $0.5 million, or less than 1% from year-end 2014.  The Company has had a minor amount of success with CD promotions but the low rate environment has basically enticed customers to vacate the CD marketplace.  When rates begin to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of creative CD campaigns with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of March 31, 2015 and December 31, 2014, CDARS represented $7.7 million, or 1%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $43.2 million and  $43.1 million at March 31, 2015 and December 31, 2014,  respectively.  Certificates of deposit of $250,000 or more amounted to $19.8 million and $19.1 million as of March 31, 2015 and December 31, 2014, respectively.

Including CDARS, approximately 41% of the CDs, with a weighted-average interest rate of 0.73%, are scheduled to mature in 2015 and an additional 35%, with a weighted-average interest rate of 0.87%, are scheduled to mature in 2016.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant net CD growth during the remainder of 2015, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously will be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first three months of 2015 increased $9.8 million from year-end December 31, 2014.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At March 31, 2015 and December 31, 2014,  the Company did not have balances in overnight borrowings.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$13,773	57.9%	$3,969	28.4%
Long-term FHLB advances	10,000	42.1	10,000	71.6
Total	$23,773	100.0%	$13,969	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2015, the Company maintained a one-year cumulative gap of positive (asset sensitive) $46.6 million, or 7%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2015:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$4,833	$-	$-	$14,150	$18,983
Investment securities (1)(2)	4,203	13,866	35,038	74,665	127,772
Loans and leases(2)	192,750	74,654	123,663	120,580	511,647
Fixed and other assets	-	10,825	-	33,280	44,105
Total assets	$201,786	$99,345	$158,701	$242,675	$702,507
Total cumulative assets	$201,786	$301,131	$459,832	$702,507

Non-interest-bearing transaction deposits (3)	$-	$13,398	$36,781	$83,667	$133,846
Interest-bearing transaction deposits (3)	149,684	20,381	129,662	64,059	363,786
Certificates of deposit	16,614	40,719	32,812	13,965	104,110
Repurchase agreements	13,773	-	-	-	13,773
Long-term debt	-	-	10,000	-	10,000
Other liabilities	-	-	-	3,470	3,470
Total liabilities	$180,071	$74,498	$209,255	$165,161	$628,985
Total cumulative liabilities	$180,071	$254,569	$463,824	$628,985

Interest sensitivity gap	$21,715	$24,847	$(50,554)	$77,514
Cumulative gap	$21,715	$46,562	$(3,992)	$73,522

Cumulative gap to total assets	3.1%	6.6%	-0.6%	10.5%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2015 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2015 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.2%	(2.3)%
Net income	13.6	(6.0)
Economic value at risk:
Economic value of equity	(9.8)	(17.9)
Economic value of equity as a percent of total assets	(1.2)	(2.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2015, the Company’s risk-based capital ratio was 15.2%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2015, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$24,378	$1,216	5.2%
+100 basis points	23,696	534	2.3
Flat rate	23,162	-	-
-100 basis points	22,896	(266)	(1.1)
-200 basis points	22,621	(541)	(2.3)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of March 31, 2015, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2015, the Company used  $6.9 million of cash.  During the period, the Company’s operations provided approximately $2.2 million mostly from $6.0 million of net cash inflow from the components of net interest income; partially offset by net non-interest expense /income related payments of $3.6 million and a $0.2 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, growth in deposits and short-term borrowings were used to fund loan growth, replace maturing and cash runoff of investment securities, reduce long- and short-term debt and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio sectors during 2015 funded by deposit growth.  The Company will use cash balances to grow the AFS investment portfolio.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2014.

As of March 31, 2015, the Company maintained $19.0 million in cash and cash equivalents and $127.6 million of investments AFS and loans HFS.  Also as of March 31 2015, the Company had approximately $182.7 million available to borrow from the FHLB, $21.0 million from correspondent banks, $29.0 million from the FRB and $35.1 million from the CDARS program.  The combined total of $414.4 million represented 59% of total assets at March 31, 2015.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2015, total shareholders' equity increased $1.3 million, or 2%, due principally from the $1.6 million in net income added into retained earnings and to a lesser extent, the $0.2 million, after-tax improvement in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) plan.  These items were partially offset by $0.6 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 39% for the three months ended March 31, 2015.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2015, the Company reported a net unrealized gain position of $2.9 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.7 million as of December 31, 2014.  The improvement during 2015 was from all debt securities with agency securities contributing most to the increase.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2015, the Company has acquired shares in open market purchases to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets.  In July 2013, the federal bank regulatory agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  Under the final rules, which became effective for the Company on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules require all banks and bank holding companies to maintain a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets (Tier I capital) from 4.0% to 6.0%, require a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Based Capital) of 8.0%, and require a minimum Tier I capital to average total assets (Leverage Ratio) of 4.0%. A new capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements. The rule increases the minimum Tier 1 capital to risk-based assets requirement with a capital conservation buffer to 8.5% by 2019 and increases the minimum total capital requirement with a capital conservation buffer to 10.5% by 2019 and assigns higher risk-weightings to certain assets: certain past due and commercial real estate loans and some equity exposures.  As of March 31, 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The new rules also include a one-time opportunity to opt-out of the changes to treatment of accumulated other comprehensive income (“AOCI”) components. By making the election to opt-out, the institution may continue treating AOCI items in a manner consistent with risk-based capital rules in place prior to January 2015. The permanent opt-out election must be made on the Call Report for the first reporting period after January 1, 2015 and a parent holding company must make the same election as its subsidiary bank. If the institution does not elect to opt-out, the institution will not have an opportunity to change its methodology in future periods. The Company has made the election to opt out of the treatment of AOCI on the appropriate March 31, 2015 filings.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2015:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2015

Total capital (to risk-weighted assets)
Consolidated	$77,130	15.2%	≥	$40,622	≥	8.0%		N/A		N/A
Bank	$76,601	15.1%	≥	$40,613	≥	8.0%	≥	$50,766	≥	10.0%

Tier 1 common equity (to risk-weighted assets)*
Consolidated	$70,625	13.9%	≥	$22,850	≥	4.5%		N/A		N/A
Bank	$70,218	13.8%	≥	$22,845	≥	4.5%	≥	32,998	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$70,625	13.9%	≥	$41,902	≥	6.0%		N/A		N/A
Bank	$70,218	13.8%	≥	$41,902	≥	6.0%	≥	$55,870	≥	8.0%

Tier I capital (to average assets)
Consolidated	$70,625	10.1%	≥	$27,935	≥	4.0%		N/A		N/A
Bank	$70,218	10.1%	≥	$27,935	≥	4.0%	≥	$34,919	≥	5.0%

*New ratio per Basel III.

As of December 31, 2014:

Total capital (to risk-weighted assets)
Consolidated	$75,756	15.3%	≥	$39,730	≥	8.0%		N/A		N/A
Bank	$75,230	15.2%	≥	$39,728	≥	8.0%	≥	$49,660	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$69,376	14.0%	≥	$19,865	≥	4.0%		N/A		N/A
Bank	$68,985	13.9%	≥	$19,864	≥	4.0%	≥	$29,796	≥	6.0%

Tier I capital (to average assets)
Consolidated	$69,376	10.0%	≥	$27,679	≥	4.0%		N/A		N/A
Bank	$68,985	10.0%	≥	$27,658	≥	4.0%	≥	$34,573	≥	5.0%

The new guidelines had no material effect between ratios reported at December 31, 2014 and those reported at March 31, 2015.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2014 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2015.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2014 Form 10-K filed with the Securities and Exchange Commission on March 17, 2015.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;  Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: May 13, 2015	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 13, 2015	/s/Salvatore R. DeFrancesco, Jr.
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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;  Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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