Form 10-Q
period 2015-06-30
FIDELITY D & D BANCORP INC
filed 2015-08-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2015, the latest practicable date, was 2,439,905 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2015

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$21,718	$11,808
Interest-bearing deposits with financial institutions	19	14,043
Total cash and cash equivalents	21,737	25,851
Available-for-sale securities	121,812	97,896
Held-to-maturity securities (fair value of $0 in 2015, $0 in 2014)	-	-
Federal Home Loan Bank stock	1,988	1,306
Loans and leases, net (allowance for loan losses of
$9,259 in 2015; $9,173 in 2014)	528,486	506,327
Loans held-for-sale (fair value $3,085 in 2015, $1,186 in 2014)	3,042	1,161
Foreclosed assets held-for-sale	1,381	1,972
Bank premises and equipment, net	17,034	14,846
Cash surrender value of bank owned life insurance	10,909	10,741
Accrued interest receivable	2,198	2,086
Other assets	9,968	14,299
Total assets	$718,555	$676,485
Liabilities:
Deposits:
Interest-bearing	$469,204	$457,574
Non-interest-bearing	137,682	129,370
Total deposits	606,886	586,944
Accrued interest payable and other liabilities	3,707	3,353
Short-term borrowings	34,263	3,969
Long-term debt	-	10,000
Total liabilities	644,856	604,266
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,439,905 in 2015; and 2,427,767 in 2014)	26,505	26,272
Retained earnings	45,282	43,204
Accumulated other comprehensive income	1,912	2,743
Total shareholders' equity	73,699	72,219
Total liabilities and shareholders' equity	$718,555	$676,485

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income:
Loans and leases:
Taxable	$5,651	$5,393	$11,150	$10,669
Nontaxable	162	131	301	262
Interest-bearing deposits with financial institutions	1	5	17	12
Investment securities:
U.S. government agency and corporations	273	257	533	502
States and political subdivisions (nontaxable)	329	333	642	654
Other securities	22	26	99	48
Total interest income	6,438	6,145	12,742	12,147
Interest expense:
Deposits	508	498	1,065	987
Securities sold under repurchase agreements	4	4	12	12
Other short-term borrowings and other	11	6	12	6
Long-term debt	124	213	255	423
Total interest expense	647	721	1,344	1,428
Net interest income	5,791	5,424	11,398	10,719
Provision for loan losses	150	300	300	600
Net interest income after provision for loan losses	5,641	5,124	11,098	10,119
Other income:
Service charges on deposit accounts	412	431	827	854
Interchange fees	337	332	639	637
Fees from trust fiduciary activities	197	172	414	336
Fees from financial services	110	153	237	292
Service charges on loans	224	307	400	424
Fees and other revenue	215	190	411	361
Earnings on bank-owned life insurance	84	84	169	167
Gain (loss) on sale or disposal of:
Loans	238	124	467	252
Investment securities	16	94	18	301
Premises and equipment	-	(66)	1	(65)
Total other income	1,833	1,821	3,583	3,559
Other expenses:
Salaries and employee benefits	2,643	2,488	5,296	4,964
Premises and equipment	875	878	1,816	1,796
Advertising and marketing	263	274	650	606
Professional services	477	321	815	639
FDIC assessment	87	79	194	178
Loan collection	66	70	96	117
Other real estate owned	48	24	147	89
Office supplies and postage	112	100	213	207
Automated transaction processing	138	154	258	305
FHLB prepayment fee	570	-	570	-
Other	465	373	776	645
Total other expenses	5,744	4,761	10,831	9,546
Income before income taxes	1,730	2,184	3,850	4,132
Provision (credit) for income taxes	(50)	557	497	1,049
Net income	$1,780	$1,627	$3,353	$3,083
Per share data:
Net income - basic	$0.73	$0.67	$1.38	$1.28
Net income - diluted	$0.73	$0.67	$1.37	$1.28
Dividends	$0.27	$0.25	$0.52	$0.50

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014

Net income	$1,780	$1,627	$3,353	$3,083

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale securities	(1,476)	1,325	(1,241)	2,340
Reclassification adjustment for net gains realized in income	(16)	(94)	(18)	(301)
Net unrealized (loss) gain	(1,492)	1,231	(1,259)	2,039
Tax effect	507	(419)	428	(693)
Unrealized (loss) gain, net of tax	(985)	812	(831)	1,346
Other comprehensive (loss) income, net of tax	(985)	812	(831)	1,346
Total comprehensive income, net of tax	$795	$2,439	$2,522	$4,429

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2015 and 2014
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			3,083		3,083
Other comprehensive income				1,346	1,346
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	18,347	448			448
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		117			117
Cash dividends declared			(1,208)		(1,208)
Balance, June 30, 2014	2,419,587	$25,947	$41,394	$2,585	$69,926

Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			3,353		3,353
Other comprehensive loss				(831)	(831)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Stock-based compensation expense		131			131
Cash dividends declared			(1,275)		(1,275)
Balance, June 30, 2015	2,439,905	$26,505	$45,282	$1,912	$73,699

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2015	2014

Cash flows from operating activities:
Net income	$3,353	$3,083
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,741	1,542
Provision for loan losses	300	600
Deferred income tax expense	453	47
Stock-based compensation expense	131	117
Proceeds from sale of loans held-for-sale	22,179	14,523
Originations of loans held-for-sale	(22,123)	(15,165)
Earnings from bank-owned life insurance	(169)	(167)
Net gain from sales of loans	(467)	(252)
Net gain from sales of investment securities	(18)	(301)
Net loss (gain) from sale and write-down of foreclosed assets held-for-sale	30	(57)
Net loss from disposal of equipment	-	66
Change in:
Accrued interest receivable	(112)	(14)
Other assets	2,484	(1,011)
Accrued interest payable and other liabilities	354	580
Net cash provided by operating activities	8,136	3,591

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	-	187
Proceeds from maturities, calls and principal pay-downs	-	3
Available-for-sale securities:
Proceeds from sales	10,420	4,877
Proceeds from maturities, calls and principal pay-downs	10,593	6,319
Purchases	(46,959)	(14,944)
Increase in FHLB stock	(682)	(314)
Net increase in loans and leases	(24,676)	(19,949)
Acquisition of bank premises and equipment	(1,028)	(955)
Proceeds from sale of foreclosed assets held-for-sale	1,019	1,051
Net cash used in investing activities	(51,313)	(23,725)

Cash flows from financing activities:
Net increase in deposits	19,942	8,805
Net increase in short-term borrowings	30,294	13,230
Repayment of long-term debt	(10,000)	-
Proceeds from employee stock purchase plan participants	102	80
Dividends paid, net of dividends reinvested	(1,275)	(864)
Proceeds from dividend reinvestment plan participants	-	104
Net cash provided by financing activities	39,063	21,355
Net (decrease) increase in cash and cash equivalents	(4,114)	1,221
Cash and cash equivalents, beginning	25,851	13,218

Cash and cash equivalents, ending	$21,737	$14,439

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

In the opinion of management, the consolidated balance sheets as of June 30, 2015 and December 31, 2014 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014,  and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2015 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2015 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the loans are transferred at the lower of cost or market value and simultaneously sold.  As of June 30, 2015 and December 31, 2014, loans classified as HFS consisted of residential mortgage loans.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the six months ended June 30, 2015 and 2014, the Company paid interest of $1.3 million and $1.4 million, respectively.  The Company did not make an income tax payment in the first half of 2015 and paid income taxes of $0.4 million during the first half of 2014.  Transfers from loans to foreclosed assets held-for-sale amounted to $0.6 million and  $1.2 million during the six months ended June 30, 2015 and 2014, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $1.8 million and $0 and from loans to bank premises and equipment amounted to $0 and $1.0 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

As of and for the six months ended June 30, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive loss before reclassifications, net of tax	(819)	(819)
Amounts reclassified from accumulated other comprehensive income, net of tax	(12)	(12)
Net current-period other comprehensive loss	(831)	(831)
Ending balance	$1,912	$1,912

As of and for the three months ended June 30, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,897	$2,897

Other comprehensive loss before reclassifications, net of tax	(974)	(974)
Amounts reclassified from accumulated other comprehensive income, net of tax	(11)	(11)
Net current-period other comprehensive loss	(985)	(985)
Ending balance	$1,912	$1,912

As of and for the six months ended June 30, 2014

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$1,239	$1,239

Other comprehensive income before reclassifications, net of tax	1,545	1,545
Amounts reclassified from accumulated other comprehensive income, net of tax	(199)	(199)
Net current-period other comprehensive income	1,346	1,346
Ending balance	$2,585	$2,585

As of and for the three months ended June 30, 2014

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$1,773	$1,773

Other comprehensive income before reclassifications, net of tax	874	874
Amounts reclassified from accumulated other comprehensive income, net of tax	(62)	(62)
Net current-period other comprehensive income	812	812
Ending balance	$2,585	$2,585

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Unrealized gains on AFS securities	$16	$94	$18	$301	Gain on sale of investment securities
	(5)	(32)	(6)	(102)	Provision for income taxes
Total reclassifications for the period	$11	$62	$12	$199	Net income

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

The amortized cost and fair value of investment securities at June 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2015
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$18,468	$116	$12	$18,572
Obligations of states and political subdivisions	35,831	1,858	215	37,474
MBS - GSE residential	64,321	1,226	336	65,211

Total debt securities	118,620	3,200	563	121,257

Equity securities - financial services	294	261	-	555

Total available-for-sale securities	$118,914	$3,461	$563	$121,812

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$14,380	$29	$11	$14,398
Obligations of states and political subdivisions	34,609	2,444	20	37,033
MBS - GSE residential	44,455	1,438	23	45,870

Total debt securities	93,444	3,911	54	97,301

Equity securities - financial services	295	300	-	595

Total available-for-sale securities	$93,739	$4,211	$54	$97,896

The amortized cost and fair value of debt securities at June 30, 2015 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,420	$1,421
Due after one year through five years	16,393	16,493
Due after five years through ten years	3,009	3,209
Due after ten years	33,477	34,923

Total debt securities	54,299	56,046

MBS - GSE residential	64,321	65,211

Total available-for-sale debt securities	$118,620	$121,257

Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without a  call or prepayment penalty.  Agency – GSE and municipal securities are included based on their original stated maturity.  MBS – GSE residential, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total.  Most of the securities have fixed rates or have predetermined scheduled rate changes and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2015
Agency - GSE	$2,036	$12	$-	$-	$2,036	$12
Obligations of states and political subdivisions	6,918	215	-	-	6,918	215
MBS - GSE residential	34,267	336	-	-	34,267	336
Total	$43,221	$563	$-	$-	$43,221	$563
Number of securities	33		-		33

December 31, 2014
Agency - GSE	$4,100	$11	$1,024	$-	$5,124	$11
Obligations of states and political subdivisions	1,767	11	670	9	2,437	20
MBS - GSE residential	3,761	23	-	-	3,761	23
Total	$9,628	$45	$1,694	$9	$11,322	$54
Number of securities	9		3		12

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

For all security types, as of June 30, 2015, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s security portfolio.    In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at June 30, 2015 and December 31, 2014 are summarized as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$87,774	$80,301
Commercial real estate:
Non-owner occupied	95,113	94,771
Owner occupied	101,171	95,780
Construction	3,902	5,911
Consumer:
Home equity installment	32,061	32,819
Home equity line of credit	44,698	42,188
Auto loans and leases	29,544	27,972
Other	6,742	6,501
Residential:
Real estate	127,868	119,154
Construction	9,142	10,298
Total	538,015	515,695
Less:
Allowance for loan losses	(9,259)	(9,173)
Unearned lease revenue	(270)	(195)

Loans and leases, net	$528,486	$506,327

Net deferred loan costs of $1.5 million and $1.4 million have been added to the carrying values of loans at June 30, 2015 and December 31, 2014, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue accretes over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $258.0 million as of June 30, 2015 and $256.8 million as of December 31, 2014.  Mortgage servicing rights amounted to $1.0 million as of both June 30, 2015 and December 31, 2014, respectively.

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

Non-accrual loans

The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  Commercial and industrial (C&I) and commercial real estate (CRE) loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. The Company considers all non-accrual loans to be impaired loans.

Non-accrual loans, segregated by class, at June 30, 2015 and December 31, 2014, were as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$55	$27
Commercial real estate:
Non-owner occupied	755	620
Owner occupied	1,930	2,013
Construction	240	256
Consumer:
Home equity installment	252	312
Home equity line of credit	430	417
Auto loans and leases	1	1
Other	7	20
Residential:
Real estate	580	549
Total	$4,250	$4,215

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  C&I loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested. CRE loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Commercial real estate construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest pursuant to the original terms with the maturity date adjusted accordingly.  Consumer loan modifications are typically not granted and therefore standard modification terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed on non-accrual status.  As of June 30, 2015, total TDRs amounted to $3.4 million (consisting of 8 CRE loans and 2 C&I loans to 6 unrelated borrowers), of which one with a balance of $0.8 million was on non-accrual status, compared to $1.6 million (consisting of 4 CRE loans and 1 C&I loan to 3 unrelated borrowers) and $0.9 million, respectively, as of December 31, 2014.  Of the TDRs outstanding as of June 30, 2015 and December 31, 2014, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the:
(dollars in thousands)	Three months ended June 30, 2015			Six months ended June 30, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	-	$-	$-	1	$500	$331
Commercial real estate - owner occupied	2	158	-	4	1,265	251
Total	2	$158	$-	5	$1,765	$582

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2015.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral, less any selling costs, is used to establish the allowance.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2015	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$87	$-	$55	$142	$87,632	$87,774		$-
Commercial real estate:
Non-owner occupied	600	254	755	1,609	93,504	95,113		-
Owner occupied	228	98	1,930	2,256	98,915	101,171		-
Construction	-	-	240	240	3,662	3,902		-
Consumer:
Home equity installment	205	206	252	663	31,398	32,061		-
Home equity line of credit	335	232	430	997	43,701	44,698		-
Auto loans and leases	364	59	1	424	28,850	29,274	(2)	-
Other	18	6	7	31	6,711	6,742		-
Residential:
Real estate	603	469	580	1,652	126,216	127,868		-
Construction	-	-	-	-	9,142	9,142		-
Total	$2,440	$1,324	$4,250	$8,014	$529,731	$537,745		$-

 (1) Includes $4.3 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.3 million. (3) Includes net deferred loan costs of $1.5 million.

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

 (1) Includes $4.2 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.2 million. (3) Includes net deferred loan costs of $1.4 million.

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

At June 30, 2015, impaired loans consisted of accruing TDRs totaling $2.5 million, $4.3 million of non-accrual loans and a $1.2 million accruing loan.  At December 31, 2014, impaired loans consisted of accruing TDRs totaling $0.7 million, $4.2 million of non-accrual loans and a $1.2 million accruing loan.  As of June 30, 2015 and December 31, 2014, the non-accrual loans included non-accruing TDRs of $0.8 million and $0.9 million, respectively.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
June 30, 2015
Commercial and industrial	$579	$500	$80	$580	$331	$305	$15	$-
Commercial real estate:
Non-owner occupied	2,548	1,982	445	2,427	501	1,616	41	-
Owner occupied	3,481	1,092	2,362	3,454	302	2,500	26	-
Construction	422	-	240	240	-	257	-	-
Consumer:
Home equity installment	348	56	196	252	2	334	2	-
Home equity line of credit	461	130	300	430	20	486	1	-
Auto loans and leases	1	-	1	1	-	1	-	-
Other	20	7	-	7	2	19	2	-
Residential:
Real estate	620	425	155	580	38	563	4	-
Construction	-	-	-	-	-	-	-	-
Total	$8,480	$4,192	$3,779	$7,971	$1,196	$6,081	$91	$-

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2014
Commercial and industrial	$326	$-	$52	$52	$-	$67	$1	$-
Commercial real estate:
Non-owner occupied	2,494	1,949	355	2,304	547	1,557	27	-
Owner occupied	2,375	447	1,825	2,272	87	1,996	15	-
Construction	350	-	256	256	-	342	-	-
Consumer:
Home equity installment	466	-	312	312	-	358	11	-
Home equity line of credit	469	128	289	417	1	382	20	-
Auto	1	-	1	1	-	2	-	-
Other	33	-	20	20	-	22	-	-
Residential:
Real estate	612	304	245	549	35	762	7	-
Construction	-	-	-	-	-	-	-	-
Total	$7,126	$2,828	$3,355	$6,183	$670	$5,488	$81	$-

Credit Quality Indicators

Commercial and industrial and commercial real estate

The Company utilizes a loan grading system and assigns a credit risk grade to its loans in the C&I and CRE portfolios.  The grading system provides a means to measure portfolio quality and aids in the monitoring of the credit quality of the overall loan portfolio.  The credit risk grades are arrived at using a risk rating matrix to assign a grade to each of the loans in the C&I and CRE portfolios.

The following is a description of each risk rating category the Company uses to classify each of its C&I and CRE loans:

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

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt.  The collateral pledged may be lacking in quality or quantity.  Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth.  The payment history indicates chronic delinquency problems.  Management is considered to be weak.  There is a distinct possibility that the Company may sustain a loss.  All loans on non-accrual are rated substandard.  Other loans that are included in the substandard category can be accruing, as well as loans that are current or past due.  Loans 90 days or more past due, unless otherwise fully supported, are classified substandard. Also, borrowers that are bankrupt or have loans categorized as TDRs can be graded substandard.

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

The following table presents loans including $1.5 million and $1.4 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2015 and December 31, 2014, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014

Pass	$84,167	$76,902	$83,788	$83,387	$91,804	$88,256	$3,241	$5,073
Special mention	2,206	2,202	3,092	3,611	3,412	2,933	325	502
Substandard	1,401	1,197	8,233	7,773	5,955	4,591	336	336
Doubtful	-	-	-	-	-	-	-	-
Total	$87,774	$80,301	$95,113	$94,771	$101,171	$95,780	$3,902	$5,911

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015		12/31/2014		6/30/2015	12/31/2014

Performing	$31,809	$32,052	$44,268	$41,771	$29,273		$27,761		$6,735	$6,461
Non-performing	252	767	430	417	1		16		7	40
Total	$32,061	$32,819	$44,698	$42,188	$29,274	(1)	$27,777	(2)	$6,742	$6,501

 (1)Net of unearned lease revenue of $0.3 million. (2) Net of unearned revenue of $0.2 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	6/30/2015	12/31/2014	6/30/2015	12/31/2014

Performing	$127,288	$118,262	$9,142	$10,298
Non-performing	580	892	-	-
Total	$127,868	$119,154	$9,142	$10,298

Allowance for loan losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance on a quarterly basis.  The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio.  Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans.  Those estimates may be susceptible to significant change.  Loan losses are charged directly against the allowance when loans are deemed to be uncollectible.  Recoveries from previously charged-off loans are added to the allowance when received.

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

Allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual C&I and CRE loans.  C&I and CRE loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed as the case may be.  The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.  The credit risk grades for the C&I and CRE loan portfolios are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what we believe to be best practices and common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the C&I and CRE loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies.

Each quarter, management performs an assessment of the allowance.  The Company’s Special Assets Committee meets monthly and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance.  The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due in payment.  The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

The Company’s policy is to charge-off unsecured consumer loans when they become 90 days or more past due as to principal and interest.  In the other portfolio segments, amounts are charged-off at the point in time when the Company deems the balance, or a portion thereof, to be uncollectible.

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	26	138	151		-	-	315
Recoveries	26	17	30		28	-	101
Provision	318	59	102		25	(204)	300
Ending balance	$1,370	$4,610	$1,500		$1,369	$410	$9,259
Ending balance: individually evaluated for impairment	$331	$803	$24		$38	$-	$1,196
Ending balance: collectively evaluated for impairment	$1,039	$3,807	$1,476		$1,331	$410	$8,063
Loans Receivables:
Ending balance (2)	$87,774	$200,186	$112,775	(1)	$137,010	$-	$537,745
Ending balance: individually evaluated for impairment	$580	$6,121	$690		$580	$-	$7,971
Ending balance: collectively evaluated for impairment	$87,194	$194,065	$112,085		$136,430	$-	$529,774

 (1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the three months ended June 30, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,214	$4,515	$1,513	$1,343	$623	$9,208
Charge-offs	2	71	59	-	-	132
Recoveries	17	10	6	-	-	33
Provision	141	156	40	26	(213)	150
Ending balance	$1,370	$4,610	$1,500	$1,369	$410	$9,259

As of and for the year ended December 31, 2014
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482		$1,613	$636	$8,928
Charge-offs	309	239	361		93	-	1,002
Recoveries	32	91	30		34	-	187
Provision	385	567	368		(238)	(22)	1,060
Ending balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Ending balance: individually evaluated for impairment	$-	$634	$1		$35	$-	$670
Ending balance: collectively evaluated for impairment	$1,052	$4,038	$1,518		$1,281	$614	$8,503
Loans Receivables:
Ending balance (2)	$80,301	$196,462	$109,285	(1)	$129,452	$-	$515,500
Ending balance: individually evaluated for impairment	$52	$4,832	$750		$549	$-	$6,183
Ending balance: collectively evaluated for impairment	$80,249	$191,630	$108,535		$128,903	$-	$509,317
 (1) Net of unearned lease revenue of $0.2 million.  (2) Includes $1.4 million of net deferred loan costs.

Information related to the change in the allowance for loan losses as of and for the three and six months ended June 30, 2014 is as follows:

As of and for the six months ended June 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	36	217	240	77	-	570
Recoveries	14	1	22	34	-	71
Provision	114	305	306	8	(133)	600
Ending balance	$1,036	$4,342	$1,570	$1,578	$503	$9,029

As of and for the three months ended June 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$962	$4,317	$1,517	$1,524	$579	$8,899
Charge-offs	8	65	122	18	-	213
Recoveries	3	-	6	34	-	43
Provision	79	90	169	38	(76)	300
Ending balance	$1,036	$4,342	$1,570	$1,578	$503	$9,029

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the three and six months ended June 30, 2015, there were 3,012 and 2,783 potentially dilutive shares related to issued and unexercised stock options compared to 38 and 27 for the same 2014 periods.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 2,593 and 4,759 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2015 compared to 3,631 and 3,665 for the three and six months ended June 30, 2014, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,780	$1,627	$3,353	$3,083
Weighted-average common shares outstanding	2,439,905	2,411,754	2,437,906	2,405,278
Basic EPS	$0.73	$0.67	$1.38	$1.28

Diluted EPS:
Net income available to common shareholders	$1,780	$1,627	$3,353	$3,083
Weighted-average common shares outstanding	2,439,905	2,411,754	2,437,906	2,405,278
Potentially dilutive common shares	5,605	3,669	7,542	3,692
Weighted-average common and potentially dilutive shares outstanding	2,445,510	2,415,423	2,445,448	2,408,970
Diluted EPS	$0.73	$0.67	$1.37	$1.28

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the six months ended June 30, 2015 and 2014 under the 2012 stock incentive plans:

	2015			2014
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	3,200	$32.25	1 year	2,000	$27.00	1 year
Omnibus plan	3,300	32.25	4 yrs - 25% per year	2,120	27.00	4 yrs - 25% per year
Omnibus plan	50	32.50	1 year	-	-
Omnibus plan	1,400	34.25	4 yrs - 25% per year	-	-
Total	7,950	$32.60		4,120	$27.00

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2014	6,000	5,870	11,870
Granted	3,200	4,750	7,950
Vested	(6,000)	(1,780)	(7,780)
Balance at June 30, 2015	3,200	8,840	12,040

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of June 30, 2015, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $33.50 per share.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the three and six months ended June 30, 2015 and 2014 and the unrecognized stock-based compensation expense as of June 30, 2015:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Stock-based compensation expense:
Director plan	$26	$35	$54	$65
Omnibus plan	18	10	33	19
Total stock-based compensation expense	$44	$45	$87	$84

As of
(dollars in thousands)	June 30, 2015
Unrecognized stock-based compensation expense:
Director plan	$60
Omnibus plan	222
Total unrecognized stock-based compensation expense	$282

The unrecognized stock-based compensation expense as of June 30, 2015 will be recognized ratably over the periods ended January 2016 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30, 2015,  38,687 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the six months ended June 30, 2015 and 2014, compensation expense related to the ESPP approximated $44 thousand and $33 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$21,737	$21,737	$21,737	$-	$-
Available-for-sale securities	121,812	121,812	555	121,257	-
Loans and leases, net	528,486	529,082	-	-	529,082
Loans held-for-sale	3,042	3,085	-	3,085	-
Financial liabilities:
Deposit liabilities	606,886	606,333	-	606,333	-
Short-term borrowings	34,263	34,263	-	34,263	-

December 31, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,851	$25,851	$25,851	$-	$-
Available-for-sale securities	97,896	97,896	595	97,301	-
Loans and leases, net	506,327	505,387	-	-	505,387
Loans held-for-sale	1,161	1,186	-	1,186	-
Financial liabilities:
Deposit liabilities	586,944	586,756	-	586,756	-
Short-term borrowings	3,969	3,969	-	3,969	-
Long-term debt	10,000	10,758	-	10,758	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,572	$-	$18,572	$-
Obligations of states and political subdivisions	37,474	-	37,474	-
MBS - GSE residential	65,211	-	65,211	-
Equity securities - financial services	555	555	-	-
Total available-for-sale securities	$121,812	$555	$121,257	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,398	$-	$14,398	$-
Obligations of states and political subdivisions	37,033	-	37,033	-
MBS - GSE residential	45,870	-	45,870	-
Equity securities - financial services	595	595	-	-
Total available-for-sale securities	$97,896	$595	$97,301	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the six months ended June 30, 2015 and the year ended December 31, 2014, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2015 and December 31, 2014.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,996	$-	$-	$2,996
Other real estate owned	1,174	-	-	1,174
Other repossessed assets	36	-	-	36
Total	$4,206	$-	$-	$4,206

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,158	$-	$-	$2,158
Other real estate owned	1,506	-	-	1,506
Total	$3,664	$-	$-	$3,664

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

At June 30, 2015 and December 31, 2014, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -19.96% to -86.29% and from -19.96% to -42.41% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -28.20% and -27.26% as of June 30, 2015 and December 31, 2014, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2015 and December 31, 2014, the discounts applied to the appraised values of ORE ranged from -15.90% to -99.00% and from -19.00% to -99.00%, respectively.  As of June 30, 2015 and December 31, 2014, the weighted-average of discount to the appraisal values of ORE amounted to -34.33% and -27.23%, respectively.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2015 compared to December 31, 2014 and a comparison of the results of operations for the three and six months ended June 30, 2015 and 2014.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2014 Annual Report filed on Form 10-K.

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

▪	technological changes;
▪	the interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates;
▪	acquisitions and integration of acquired businesses;
▪	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
▪	volatilities in the securities markets;
▪	acts of war or terrorism;
▪	disruption of credit and equity markets; and
▪	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank.  The Company is headquartered in Dunmore, Pennsylvania.  We consider Lackawanna and Luzerne Counties our primary marketplace.

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 11-branch network, including the relocation of a branch during the second quarter of 2015.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low in the near-term, but slowly rise with rate increases beginning late in 2015 or early in 2016.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Long-term interest rates saw some improvement in the first half of 2015, with the ten-year U.S. Treasury rate increasing from 2.17% at the end of December 2014 to 2.35% at the end of June 2015, yet the rate remained 18 basis points lower than the rate from one year ago.  The national unemployment rate for June 2015 was 5.3%, down from 5.6% at December 2014 with new job growth in 2015 continuing at its slow pace.  However, in our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate has increased to 6.3% at June 30, 2015 from 5.6% as of December 31, 2014 and down, however, from 7.1% at June 30, 2014.  Despite an increase in the unemployment rate in the first half of 2015, more people are entering the labor force than were in December which is a positive sign for the local economy.  The median home values in the region grew 2.0% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values will rise 2.6% within the next year.  In light of these statistics, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Comparison of the results of operations

Three and six months ended June 30, 2015 and 2014

Overview

For the second quarter of 2015, the company generated net income of $1.8 million, or $0.73 per diluted share, compared to $1.6 million, or $0.67 per diluted share, for the same 2014 quarter.  Net income for the first half of 2015 increased $0.3 million, or 9%, to $3.4 million, or $1.37 per diluted share, compared to $3.1 million, or $1.28 per diluted share, in the same 2014 period.    In both the quarter and year-to-date comparisons, the increase was due to higher net interest income combined with a 50% lower provision for loan losses partially offset by higher non-interest expenses. Non-interest expense increased mostly due to higher salaries and benefits, professional fees and a FHLB prepayment fee.

Return on average assets (ROA) was 1.01% for both the second quarters of 2015 and 2014, respectively, and 0.96% for both the six months ended June 30, 2015 and 2014, respectively.  ROA did not experience a change in the quarter and year-to-date periods because the impact of the increase in net income was in line with the increase in average assets.  Return on average shareholders’ equity (ROE) was 9.67% and 9.47% for the three months ended June 30, 2015 and 2014,  respectively, and 9.21%  and 9.14% for the six months ended June 30, 2015 and 2014, respectively.  ROE increased in both periods because of the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.4 million, or 7%, from $5.4 million for the quarter ended June 30, 2014 to $5.8 million for the quarter ended June 30, 2015 because of higher total interest income and, to a lesser extent, reduced interest expense.  Growth in the loan portfolio had the biggest impact on interest income. Higher average balances of $38.7 million caused an increase of $0.3 million in interest income and helped offset a 10 basis point net reduction in loan yields.  Though all loan portfolios showed more interest income from average growth, the mortgage loan portfolio had the most accretive impact due to the Company’s mortgage modification program. This program offered mortgage customers, both secondary-market compliant and held for portfolio, shorter-termed loans with current interest rates for a flat fee.  The decrease in interest expense stemmed from $84 thousand less interest paid on borrowed funds due to the $6.0 million pay down of long-term debt that occurred in the fourth quarter of 2014.  The remaining long-term debt was paid off at the end of the second quarter of 2015 which will further reduce interest expense on borrowed funds for the remainder of the year.  The decrease was partially offset by an increase of $10 thousand in interest expense on deposits due to higher average balances of $43.2 million in interest-bearing checking and money market accounts and higher rates paid on interest-bearing checking offset by lower balances and lower rates paid on certificates of deposit, or CDs.

Net interest income for the six months ended June 30, 2015 increased $0.7 million, or 6%, from $10.7 million at the first half of 2014 to $11.4 million at the first half of 2015, respectively.  Average interest-earning assets increased $53.1 million which boosted income by $0.6 million despite a 17 basis point net reduction in yield.  As in the quarterly comparison, higher average balances in the loan portfolio contributed to most of the increase and produced $0.5 million more interest income despite the negative impact of a twelve basis point reduction in yields.  A $57 thousand one-time bonus dividend from the FHLB and higher average balances of mortgage-backed securities produced additional interest income from investments.  On the liability side, the smaller average balance in borrowings due to the pay down of long-term debt in the fourth quarter of 2014 reduced interest expense by $0.2 million for the first half of 2015.  This decrease was partially offset by an increase in interest expense on deposits due to the higher rates paid on higher average balances of interest-bearing checking and money market accounts from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular CDs, and contractual and negotiated rates.

The fully-taxable equivalent (FTE) net interest rate spread decreased by three and seven basis points, respectively, to 3.59% and 3.55% for the three and six months ended June 30, 2015 compared to 3.62% for both the three and six months ended June 30, 2014.  For the same periods, FTE net interest rate margin decreased by seven and eleven basis points, respectively.  The decrease in the interest rate spread was caused by a more rapid decline of yields of interest-earning assets than the cost reductions of lower rates paid on interest-bearing liabilities.  The decrease in net interest margin was due mostly to a lower yielding larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, was reduced by eight and seven basis points for the three and six months ended June 30, 2015 compared to the same periods in 2014 because of lower rates paid, notwithstanding higher balances of average interest-bearing liabilities, and the average balance growth of non-interest bearing deposits.

During 2015, the Company expects to continue to operate in a low but increasing interest rate environment, with rates slowly rising, likely occurring prior to the end of the year.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression. However for 2015, the Company anticipates net interest income to improve as increasing volumes of interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward but is expected to do so by the end of 2015 or early in 2016, pressuring rates paid on funding sources.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2015, and when coupled with a proactive approach to deposit cost setting strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 53 and 55 basis points for the three and six months ended June 30, 2015 compared to 65 basis points for both the three and six months ended June 30, 2014, respectively.  The reduction was due to the $6.0 million fourth quarter of 2014 pay down of an FHLB advance which decreased the average balance of long-term debt.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  As noted, interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in the near-term thereby further pressuring net interest income should deposit rates begin to steadily rise.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and expects to continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing deposit balances.

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

The tables that follow set forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $103 thousand and $83 thousand for the second quarters of 2015 and 2014, respectively,  and $196 thousand and $148 thousand for the first halves of 2015 and 2014, respectively, are included in interest income from loans.  The one-time FHLB special dividend of $57 thousand awarded in the first quarter of 2015 was removed from the annualized yield calculation and then added back to interest income.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2015			June 30, 2014
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$1,037	$1	0.51%	$6,353	$5	0.28%
Investments:
Agency - GSE	18,491	58	1.27	15,612	56	1.44
MBS - GSE residential	66,223	214	1.30	49,742	201	1.62
State and municipal	35,848	518	5.79	34,411	519	6.05
Other	2,141	24	4.51	2,904	27	3.78
Total investments	122,703	814	2.66	102,669	803	3.14
Loans and leases:
Commercial	282,899	3,167	4.49	267,483	3,097	4.64
Consumer	67,266	942	5.62	65,247	896	5.51
Residential real estate	179,991	1,787	3.98	158,707	1,598	4.04
Total loans and leases	530,156	5,896	4.46	491,437	5,591	4.56
Federal funds sold	-	-	-	580	-	0.25
Total interest-earning assets	653,896	6,711	4.12%	601,039	6,399	4.27%
Non-interest earning assets	49,645			48,388
Total assets	$703,541			$649,427

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$123,226	$70	0.23%	$101,261	$40	0.16%
Savings	114,506	53	0.19	110,502	53	0.19
MMDA	112,325	154	0.55	91,047	129	0.57
CDs < $100,000	61,056	117	0.77	69,126	159	0.93
CDs > $100,000	43,964	113	1.04	41,789	116	1.11
Clubs	2,034	1	0.19	1,830	1	0.14
Total interest-bearing deposits	457,111	508	0.45	415,555	498	0.48
Repurchase agreements	9,991	4	0.15	8,215	4	0.17
Borrowed funds	22,197	135	2.45	23,692	219	3.70
Total interest-bearing liabilities	489,299	647	0.53%	447,462	721	0.65%
Non-interest bearing deposits	136,078			129,069
Non-interest bearing liabilities	4,310			3,942
Total liabilities	629,687			580,473
Shareholders' equity	73,854			68,954

Total liabilities and shareholders' equity	$703,541			$649,427
Net interest income - FTE		$6,064			$5,678

Net interest spread			3.59%			3.62%
Net interest margin			3.72%			3.79%
Cost of funds			0.42%			0.50%

	Six months ended
(dollars in thousands)	June 30, 2015			June 30, 2014
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$12,792	$17	0.26%	$9,057	$12	0.26%
Investments:
Agency - GSE	17,126	109	1.28	15,605	110	1.42
MBS - GSE residential	59,715	425	1.43	49,413	392	1.60
State and municipal	35,273	1,012	5.79	33,936	1,018	6.05
Other	1,879	103	4.91	2,728	51	3.81
Total investments	113,993	1,649	2.82	101,682	1,571	3.12
Loans and leases:
Commercial	279,012	6,239	4.51	265,091	6,130	4.66
Consumer	67,083	1,853	5.57	63,730	1,744	5.52
Residential real estate	177,267	3,513	4.00	157,364	3,192	4.09
Total loans and leases	523,362	11,605	4.47	486,185	11,066	4.59
Federal funds sold	208	-	0.26	312	-	0.26
Total interest-earning assets	650,355	13,271	4.10%	597,236	12,649	4.27%
Non-interest earning assets	50,806			48,046
Total assets	$701,161			$645,282

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$125,886	$143	0.23%	$101,212	$82	0.16%
MMDA	115,809	347	0.60	88,742	244	0.55
Savings	112,410	102	0.18	110,002	108	0.20
CDs < $100,000	61,187	243	0.80	70,154	326	0.94
CDs > $100,000	43,416	228	1.06	41,165	226	1.11
Clubs	1,753	2	0.18	1,610	1	0.14
Total interest-bearing deposits	460,461	1,065	0.47	412,885	987	0.48
Repurchase agreements	12,876	12	0.18	12,138	12	0.19
Borrowed funds	16,133	267	3.34	20,066	429	4.31
Total interest-bearing liabilities	489,470	1,344	0.55%	445,089	1,428	0.65%
Non-interest bearing deposits	134,213			128,406
Non-interest bearing liabilities	4,062			3,769
Total liabilities	627,745			577,264
Shareholders' equity	73,416			68,018

Total liabilities and shareholders' equity	$701,161			$645,282
Net interest income - FTE		$11,927			$11,221

Net interest spread			3.55%			3.62%
Net interest margin			3.68%			3.79%
Cost of funds			0.43%			0.50%

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the six months ended June 30, 2015, the Company recorded a provision for loan losses of $0.3 million, a 50% decrease, compared to a $0.6 million provision recorded during the six months ended June 30, 2014.  This decrease occurred despite management’s recognition of several new TDRs totaling $1.8 million and a $24.0 million increase in the total loan portfolio during the first six months of 2015.  These downward changes in the loan portfolio were offset by a decrease in non-performing loans of $1.0 million from year-end 2014.  Provision expense decreased despite the above factors because additional reserves needed from the new TDRs were offset by a decreased reserve requirement from updating the methodology.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended June 30, 2015, non-interest income amounted to $1.8 million, a less than 1% increase from the three months ended June 30, 2014.   More activity in the loan portfolio caused gains from sales of loans to increase by $0.1 million during the second quarter of 2015.    There were also no disposals of premises and equipment in the second quarter of 2015 compared to a $66 thousand loss on disposals in the second quarter of 2014.  These increases were offset by fewer gains on sales of investment securities, and less commercial loan service charges and fees from financial services, or approximately $0.2 million in the aggregate.

For the six months ended June 30, 2015, non-interest income was $3.6 million, essentially unchanged from the six months ended June 30, 2014.  Gains on the sale of loans increased $0.2 million during the first half of 2015 compared to the first half of 2014 due to more residential lending activity.  Trust income and the lack of losses on disposal of equipment in 2015 added another $0.1 million to income.  These items were offset by $0.3 million less gains on security sales and fees from financial services.

Other operating expenses

For the three months ended June 30, 2015, total other operating expenses increased $1.0 million, or 21%, compared to the three months ended June 30, 2014. Salary and employee benefits increased $0.2 million, or 6%, in the second quarter of 2015 compared to the second quarter of 2014.  The basis of the increase includes annual merit increases and the hiring of an executive officer during the second quarter of 2015, higher accruals for the 401k plan and group insurance with additional stock awards partially offset by higher mortgage loan payroll origination fees due to a rise in mortgage originations and lower unemployment tax.  Furniture and fixture expenses increased $38 thousand due to furniture and equipment purchased for the new branch and the related depreciation.  Professional fees increased $0.2 million in the 2015 second quarter compared with the same period in 2014 due to more professional services utilized during the second quarter of 2015.  The Company also incurred a $0.6 million prepayment fee on the June 2015 payoff of $10.0 million of long-term debt with the FHLB.  During the second quarter of 2015, the Company also experienced a $65 thousand loss on the reacquisition of previously sold loans that did not occur during the second quarter of 2014.  All of these items were partially offset by a $41 thousand decrease in occupancy expense during the three months ended June 30, 2015 compared to the 2014 like period due to lower utilities, repairs and insurance.

For the six months ended June 30, 2015, total non-interest expenses increased by $1.3 million, or 13%, to $10.8 million compared to $9.5 million recorded for the six months ended June 30, 2014.  Salaries and employee benefits increased $0.3 million, or 7%, in the first half of 2015 compared to the first half of 2014. The cause of the increase is the hiring of part-time summer employees and higher accruals for the 401k plan and group insurance partially offset by higher mortgage loan payroll origination fees.  Furniture and fixtures increased by $0.1 million due to added depreciation on purchases made for the new branch that opened during the second quarter of 2015.  The increase in professional services mentioned above created a $0.2 million, or 28%, increase, during the first six months of 2015 compared to the same 2014 period.  Other real estate owned (ORE) expense increased $58 thousand during the first half of 2015 compared to the first half of 2014 because of a net gain on sales of ORE recognized in 2014 and $20 thousand more write-downs on ORE in 2015.  Contributing $0.6 million to the increase in other operating expenses during the first six months of 2015 was the FHLB prepayment fee discussed above that did not occur during the first six months of 2014.  There was also a $76 thousand loss on the reacquisition of previously sold loans during the first half of the 2015 that was not recognized in the same 2014 period.  These increases were offset by less automated transaction processing fees and occupancy expenses, $0.1 million in the aggregate, during the six months ended June 30, 2015 compared to the same period in 2014.

Provision for income taxes

The provision for income taxes decreased $0.6 million, or 53%, from $1.1 million at June 30, 2014 to $0.5 million at June 30, 2015.  During an audit by the Internal Revenue Service, management discovered additional tax basis on trust preferred securities that were sold during 2013 that was inadvertently omitted from the basis reported on the 2013 tax return.  After the basis was corrected, the tax loss that was realized during 2013 and carried back to the 2011 and 2012 tax returns increased.  An audit adjustment was made which resulted in recording a $0.4 million credit for income taxes during the second quarter of 2015.  This adjustment coupled with a lower effective tax rate for the second quarter of 2015 from additional expenses reducing the level of pre-tax income caused the lower provision for income taxes.

Comparison of financial condition at

June 30, 2015 and December 31, 2014

Overview

Consolidated assets increased $42.1 million, or 6%, to $718.6 million as of June 30, 2015 from $676.5 million at December 31, 2014.  The increase in assets was funded through growth in deposits of $19.9 million, short-term borrowings of $30.3 million and a $1.5 million increase in shareholders’ equity which was partially offset by the $10.0 million payoff of the long-term debt.  The increase in the funding sources was used to fund loan and investment growth.

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

As of June 30, 2015, the carrying value of investment securities amounted to $121.8 million, or 17% of total assets, compared to $97.9 million, or 14% of total assets, at December 31, 2014.  On June 30, 2015,  54% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2015.  The AFS securities were recorded with a net unrealized gain of $2.9 million as of June 30, 2015 compared to a net unrealized gain of $4.2 million as of December 31, 2014, or a net reduction of $1.3 million during the first half of 2015.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the six months ended June 30, 2015 and 2014, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first six months of 2015, the carrying value of total investments increased $23.9 million, or 24%.  The Company attempts to maintain a well-diversified and proportionately level investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with available cash holdings and short-term borrowings during the first half of 2015.  The Company expects to grow the portfolio and increase its size relative to total assets with a bias toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$65,211	53.5%	$45,870	46.9%
State & municipal subdivisions	37,474	30.8	37,033	37.8
Agency - GSE	18,572	15.2	14,398	14.7
Equity securities - financial services	555	0.5	595	0.6
Total	$121,812	100.0%	$97,896	100.0%

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $88 thousand, which included a $57 thousand one-time special dividend, and $37 thousand cash dividend for the six months ended June 30, 2015 and 2014, respectively.  The balance in FHLB stock was $2.0 million and $1.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, loans HFS consisted of residential mortgages with carrying amounts of $3.0 million and $1.2 million, respectively, which approximated their fair values.  During the six months ended June 30, 2015, residential mortgage loans with principal balances of $22.0 million were sold into the secondary market and the Company recognized net gains of $0.5 million, compared to $14.4 million and $0.3 million, respectively during the six months ended June 30, 2014.  An increase in residential mortgage origination activities caused the increase in gains from loan sales in 2015 compared to 2014.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At June 30, 2015 and December 31, 2014, the servicing portfolio balance of sold residential mortgage loans was $258.0 million and $256.8 million, respectively.

Loans and leases

For the second quarter of 2015, the Bank saw an overall growth in the loan portfolio of $22.3 million, or 4%.  The majority of this growth was in the commercial sector.  Our primary market for maintaining and originating loans continues to be in Lackawanna and Luzerne counties for commercial and industrial (C&I), commercial real estate (CRE), residential mortgages, consumer, home equity and construction loans.  The Company’s goals center on building new and expanding existing relationships by providing the best customer service from our committed and skilled team of relationship managers and branch personnel.

Commercial and industrial and commercial real estate

Compared to year-end 2014, the commercial and industrial (C&I) loan portfolio increased  $7.5 million, or 9%, from $80.3 million to $87.8 million and the commercial real estate (CRE) loan portfolio increased $3.7 million, or 2%, from $196.5 million to $200.2 million as of June 30, 2015. The Company expects to see controlled growth in these categories for the remainder of the year with our primary focus being portfolio management.

Consumer

The consumer loan portfolio grew $3.5 million, or 3%, from $109.5 million at December 31, 2014 to $113.0 million at June 30, 2015.  Most growth occurred during the second quarter from seasonal demand for home equity lines of credit and automobile loans and leases.  Auto loan and lease growth was the result of a focus on maintaining relationships with auto dealers.

Residential

The residential loan portfolio grew $7.5 million, or 6%, from $129.5 million at December 31, 2014 to $137.0 million at June 30, 2015.  The held to maturity portfolio grew $8.7 million, or 7%, from $119.2 million at December 31, 2014 to $127.9 million at June 30, 2015.  The held to maturity loan portfolio grew due to a mortgage loan modification program and incremental new loan originations. The majority of modifications were 20 years or less in maturity to customers with high credit quality, documented payment history, and strong loan to value profiles.

The composition of the loan portfolio at June 30, 2015 and December 31, 2014, is summarized as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$87,774	16.3%	$80,301	15.6%
Commercial real estate:
Non-owner occupied	95,113	17.6	94,771	18.4
Owner occupied	101,171	18.8	95,780	18.5
Construction	3,902	0.7	5,911	1.1
Consumer:
Home equity installment	32,061	6.0	32,819	6.4
Home equity line of credit	44,698	8.3	42,188	8.2
Auto and leases	29,544	5.5	27,972	5.4
Other	6,742	1.3	6,501	1.3
Residential:
Real estate	127,868	23.8	119,154	23.1
Construction	9,142	1.7	10,298	2.0
Gross loans	538,015	100.0%	515,695	100.0%
Less:
Allowance for loan losses	(9,259)		(9,173)
Unearned lease revenue	(270)		(195)
Net loans	$528,486		$506,327

Loans held-for-sale	$3,042		$1,161

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

In order to substantiate flat reserve allocations for certain risk ratings on a recurring basis, management analyzed historical loss experience in those risk rating pools.  Management considered peer or industry averages in support of flat rates. However, the lack of consistency in those allowance methodologies rendered flat rate correlation to be inapplicable.  As a result, commencing on January 1, 2015 and going forward, the Bank applied the following updates to the Allowance for Loan and Lease Losses calculation:

•Pass-5 rated loans are included in the loan pools that do not include impaired loans.  The Bank reasoned that Pass-5 rated loans did not present any substantive difference in historic loss experience than loans of similar or less risk.  Previously, Pass-5 rated loans carried a flat 2% reserve allocation.  The impact of this change reduced the reserve requirement by about $180 thousand.

•Special Mention – 6 rated loans were changed from a flat 5% reserve allocation.  Management evaluated historical losses for 6 rated loans based on the greater of either the three (3) year moving average of historical loss experience in the 6 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank will categorize any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans will be compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool will then be calculated for each commercial loan type to develop a relative percentage.  These relative percentages will be quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  However, since Special Mention – 6 rated loans are by nature a transitional grade of risk rating, the actual losses incurred in this risk rating class was near 0%.  Therefore, management applied a loss factor that, in its opinion, fairly represents the actual risk of loss from loans so rated.  The impact of this change reduced the reserve requirement by about $76 thousand.

•Substandard – 7 rated loans were changed from a flat 15% reserve allocation to pools that are based on historical losses.  Going forward, expected loss percentages will be based on the greater of either the three (3) year moving average of historical loss experience in the 7 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank will categorize any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans will be compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool will then be calculated for each commercial loan type to develop a relative percentage.  These relative percentages will be quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  The impact of this change reduced the reserve requirement by about $537 thousand.

•Qualitative factors will be universally applied to all loans in all loan pools. Previously, this was not done for Special Mention - 6 rated and Substandard – 7 rated loans.  The impact of this change increased the reserve requirement by about $166 thousand.

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

Net charge-offs for the six months ending June 30, 2015 were $0.2 million compared to $0.5 million for the six months ending June 30, 2014, an improvement of $0.3 million.  The year-over-year improvement occurred from reduced commercial real estate, residential mortgage and consumer loan charge-offs combined with recoveries from previously charged-off commercial and consumer loans which were more than the same period in 2014.  The overall improvement was the result of more accurate fair value recognition of underlying collateral values on loans as they became impaired as well as improved overall underwriting at origination.   During the period ended June 30, 2015, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and commercial real estate loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.3 million as of June 30, 2015 and $9.0 million as of June 30, 2014.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2015		December 31, 2014		June 30, 2014

Balance at beginning of period	$9,173		$8,928		$8,928

Charge-offs:
Commercial and industrial	26		309		36
Commercial real estate	138		239		217
Consumer	151		361		240
Residential	-		93		77
Total	315		1,002		570

Recoveries:
Commercial and industrial	26		32		14
Commercial real estate	17		91		1
Consumer	30		30		22
Residential	28		34		34
Total	101		187		71
Net charge-offs	214		815		499
Provision for loan losses	300		1,060		600
Balance at end of period	$9,259		$9,173		$9,029

Allowance for loan losses to total loans	1.72%		1.78%		1.82%
Net charge-offs (annualized) to average total loans outstanding	0.08%		0.16%		0.21%
Average total loans	$523,362		$495,758		$486,185
Loans 30 - 89 days past due and accruing	$3,764		$3,932		$3,489
Loans 90 days or more past due and accruing	$-		$1,060		$13
Non-accrual loans	$4,250		$4,215		$4,072
Allowance for loan losses to net charge-offs (annualized)	21.63	x	11.26	x	9.05	x
Allowance for loan losses to loans 90 days or more past due and accruing	N/A		8.65	x	694.54	x
Allowance for loan losses to non-accrual loans	2.18	x	2.18	x	2.22	x
Allowance for loan losses to non-performing loans	2.18	x	1.74	x	2.21	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At June 30, 2015, non-performing assets represented 1.13% of total assets compared with 1.08% as of June 30, 2014.  This was a result of an increase in non-performing loans and TDRs.  This increase was offset by a decrease in ORE.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014

Loans past due 90 days or more and accruing	$-	$1,060	$13
Non-accrual loans *	4,250	4,215	4,072
Total non-performing loans	4,250	5,275	4,085
Troubled debt restructurings	2,512	753	759
Other real estate owned and repossessed assets	1,381	1,972	2,186
Total non-performing assets	$8,143	$8,000	$7,030

Total loans, including loans held-for-sale	$540,787	$516,661	$497,133
Total assets	$718,555	$676,485	$650,306
Non-accrual loans to total loans	0.79%	0.82%	0.82%
Non-performing loans to total loans	0.79%	1.02%	0.82%
Non-performing assets to total assets	1.13%	1.18%	1.08%

* In the table above, the amount includes non-accrual TDRs of $0.8 million as of June 30, 2015, $0.9 million as of December 31, 2014 and $0.9 million as of June 30, 2014.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $1.0 million, or 19%, from $5.3 million at December 31, 2014 to $4.3 million at June 30, 2015.  However, this category reflected a 4% increase, or $0.2 million, over the same period last year, increasing from $4.1 million as of June 30, 2014 to $4.3 million as of June 30, 2015.   At June 30, 2015, no portion of accruing loans was over 90 days past due. At December 31, 2014, the portion of accruing loans that was over 90 days past due totaled $1.1 million and consisted of eleven loans to seven unrelated borrowers ranging from $2 thousand to $0.4 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2014, there were 46 loans to 41 unrelated borrowers ranging from less than $1 thousand to $0.9 million in the non-accrual category.  At June 30, 2015, there were 47 loans to 42 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.8 million.  At December 31, 2014, non-accrual loans totaled $4.2 million compared with $4.3 million at June 30, 2015, an increase of $0.1 million.  Non-accrual loans increased during the period ending June 30, 2015 for the following reasons:  $1.3 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.6 million were paid down or paid off; $0.1 million were charged off; $0.5 million were transferred to ORE and $27 thousand was moved back to accrual status.

The composition of non-performing loans as of June 30, 2015 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$87,774	$-	$55	$55	0.06%
Commercial real estate:
Non-owner occupied	95,113	-	755	755	0.79%
Owner occupied	101,171	-	1,930	1,930	1.91%
Construction	3,902	-	240	240	6.15%
Consumer:
Home equity installment	32,061	-	252	252	0.79%
Home equity line of credit	44,698	-	430	430	0.96%
Auto loans and leases *	29,274	-	1	1	0.00%
Other	6,742	-	7	7	0.10%
Residential:
Real estate	127,868	-	580	580	0.45%
Construction	9,142	-	-	-	-
Loans held-for-sale	3,042	-	-	-	-

Total	$540,787	$-	$4,250	$4,250	0.79%

*Net of unearned lease revenue of $0.3 million.

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of June 30, 2015 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $84 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $3.4 million at June 30, 2015, an increase of $1.8 million, from $1.6 million at December 31, 2014, due to the addition of five loans (4 CRE and 1 C&I) from 3 unrelated borrowers being classified as TDRs.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the six months ended June 30, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	500	1,265	-	1,765
Pay downs / payoffs	-	(6)	(32)	(38)
Ending balance	$525	$1,987	$843	$3,355

As of and for the year ended December 31, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Advance on balance	-	1	1	2
Pay downs / payoffs	(10)	(283)	(93)	(386)
Ending balance	$25	$728	$875	$1,628

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.4 million at June 30, 2015 and $2.0 million at December 31, 2014.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,961	12	$2,078	15

Additions	401	8	1,109	7
Pay downs	-		(5)
Write downs	(25)		(155)
Sold	(992)	(6)	(1,066)	(10)
Balance at end of period	$1,345	14	$1,961	12

As of June, 2015, ORE consisted of fourteen properties from thirteen unrelated borrowers totaling $1.3 million.  Five of these properties ($0.3 million) were added in 2015; three were added in 2014 ($84 thousand); two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); one was added in 2011 ($0.2 million) and one in 2010 ($0.3 million).  In addition, of the fourteen properties, nine ($0.8 million) were listed for sale, while the remaining properties (five totaling $0.5 million) are either in litigation, awaiting closing, have disposition plans or are undergoing renovations.

Other repossessed assets held-for-sale included four automobiles with a combined book value of $36 thousand at June 30, 2015. At December 31, 2014, other repossessed assets consisted of an automobile with a book value of $11 thousand which was sold during 2015.

Other assets

The $4.3 million decrease in other assets was due mostly to a decline in the net deferred tax assets due to an income tax refund and a decrease in construction in process due to the opening of a new branch during the second quarter of 2015 partially offset by residual values associated with recording new automobile leases, net of lease disposals.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Money market	$122,550	20.2%	$118,653	20.3%
Interest-bearing checking	123,803	20.4	124,009	21.1
Savings and clubs	117,409	19.3	110,282	18.8
Certificates of deposit	105,442	17.4	104,630	17.8
Total interest-bearing	469,204	77.3	457,574	78.0
Non-interest bearing	137,682	22.7	129,370	22.0
Total deposits	$606,886	100.0%	$586,944	100.0%

Total deposits increased $20.0 million, or  3%, from $586.9 million at December 31, 2014 to $606.9 million at June 30, 2015.  Growth in savings, money market, CDs and DDA accounts of $20.1 million, or 4%, offset declines in interest-bearing checking.  The Company has had success in executing on its model of developing new and strengthening existing relationships and offering periodic deposit promotions. Money market deposits increased in part due to recent promotions which granted higher rates for a specific amount of time. The promotional events create opportunities to cross-sell all of the banks financial products and provides communication channels for establishing trust and financial service relationships thereby creating a stronger bond with existing customers and creating bonds with potential customers.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company’s focus of building a relationship of trust with its customers has brought some large deposits into the bank during 2015.  Due to this relationship strategy, in the beginning of the third quarter of 2015, the Company gained a deposit relationship of more than $25 million of public funds.  Although these deposits fluctuate depending on customer needs, the Company plans to continue to form these types of relationships with customers in order to grow the deposit base to fund loan growth and pay down overnight borrowings.

The market interest rate profile continues to be low, with some competitive and higher deposit rate promotions observed.  Despite customers’ interest in long-term deposit products waning in previous periods, the CD portfolio increased $0.8 million, or 1% from year-end 2014.  The Company had some of success concluding with a 5 year CD promotion in the second quarter.  When rates begin to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of creative CD campaigns with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of June 30, 2015 and December 31, 2014, CDARS represented $7.7 million, or 1%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $44.5 million and  $43.1 million at June 30, 2015 and December 31, 2014,  respectively.  Certificates of deposit of $250,000 or more amounted to $20.8 million and $19.1 million as of June 30, 2015 and December 31, 2014, respectively.

Including CDARS, approximately 29% of the CDs, with a weighted-average interest rate of 0.67%, are scheduled to mature in 2015 and an additional 39%, with a weighted-average interest rate of 0.81%, are scheduled to mature in 2016.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant net CD growth during the remainder of 2015, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously will be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first six months of 2015 increased $3.1 million from December 31, 2014.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At June 30, 2015,  the Company had a balance of $27.2 million in overnight borrowings.  The Company did not require overnight borrowings at December 31, 2014.  Short-term borrowings were used to pay-off the long-term debt of $10.0 million with the remainder used to fund asset growth.  The Company expects to considerably pay down overnight borrowings during the third quarter from a previously mentioned gained deposit relationship.

At the end of the second quarter of 2015, the Company paid off its $10.0 million in long-term debt outstanding with the FHLB and incurred a $0.6 million prepayment fee.  The advance carried an interest rate of 5.26% and was scheduled to mature in 2016.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$27,236	79.5%	$-	-%
Securities sold under repurchase agreements	7,027	20.5	3,969	28.4
Long-term FHLB advances	-	-	10,000	71.6
Total	$34,263	100.0%	$13,969	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2015, the Company maintained a one-year cumulative gap of positive (asset sensitive) $28.9 million, or 4%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2015:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$37	$-	$-	$21,700	$21,737
Investment securities (1)(2)	5,402	13,593	31,213	73,592	123,800
Loans and leases(2)	195,482	74,490	131,607	129,949	531,528
Fixed and other assets	-	10,909	-	30,581	41,490
Total assets	$200,921	$98,992	$162,820	$255,822	$718,555
Total cumulative assets	$200,921	$299,913	$462,733	$718,555

Non-interest-bearing transaction deposits (3)	$-	$13,782	$37,835	$86,065	$137,682
Interest-bearing transaction deposits (3)	142,068	20,901	133,943	66,850	363,762
Certificates of deposit	11,679	48,359	26,697	18,707	105,442
Repurchase agreements	7,027	-	-	-	7,027
Short-term borrowings	27,236	-	-	-	27,236
Other liabilities	-	-	-	3,707	3,707
Total liabilities	$188,010	$83,042	$198,475	$175,329	$644,856
Total cumulative liabilities	$188,010	$271,052	$469,527	$644,856

Interest sensitivity gap	$12,911	$15,950	$(35,655)	$80,493
Cumulative gap	$12,911	$28,861	$(6,794)	$73,699

Cumulative gap to total assets	1.8%	4.0%	-0.9%	10.3%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2015 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2015 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.8%	(2.8)%
Net income	8.4	(7.3)
Economic value at risk:
Economic value of equity	(8.1)	(21.8)
Economic value of equity as a percent of total assets	(1.1)	(2.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2015, the Company’s risk-based capital ratio was 15.0%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2015, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$24,867	$681	2.8%
+100 basis points	24,462	276	1.1
Flat rate	24,186	-	-
-100 basis points	23,941	(245)	(1.0)
-200 basis points	23,519	(667)	(2.8)

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits and repurchase agreements, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB)  and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-

backed securities to decrease.  Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of June 30, 2015, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2015, the Company used  $4.1 million of cash.  During the period, the Company’s operations provided approximately $8.1 million mostly from $12.1 million of net cash inflow from the components of net interest income and a $3.2 million income tax refund; partially offset by net non-interest expense /income related payments of $6.1 million and a $1.1 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, growth in deposits and short-term borrowings were used to fund loan growth, replace maturing and cash runoff of investment securities, reduce long-term debt and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio sectors during 2015 funded by deposit growth.  The Company will use cash balances to grow the AFS investment portfolio.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, short-term overnight borrowings could be used to fulfill funding gap needs.  The Company plans to use the expected deposit growth during the second half of 2015 to pay down overnight borrowings.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  During the second quarter of 2015, the West Pittston branch lease expired and the lease for the new Pittston branch commenced.  The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2014.

As of June 30, 2015, the Company maintained $21.7 million in cash and cash equivalents and $124.9 million of investments AFS and loans HFS.  Also as of June 30, 2015, the Company had approximately $169.9 million available to borrow from the FHLB, $21.0 million from correspondent banks, $29.0 million from the FRB and $35.1 million from the CDARS program.  The combined total of $401.6 million represented 56% of total assets at June 30, 2015.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2015, total shareholders' equity increased $1.5 million, or 2%, due principally from the $3.4  million in net income added into retained earnings and to a lesser extent, the $0.2 million from stock incentive plans through stock compensation expense and investments in the Company’s common stock via the Employee Stock Purchase (ESPP) plan.  These items were partially offset by $1.3 million of cash dividends declared on the Company’s common stock and a $0.8 million other comprehensive loss.  During the second quarter of 2015, the Company was able to increase the dividend 8% to $0.27 per share due to capital growth which was driven by strong net income.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 38% for the six months ended June 30, 2015.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2015, the Company reported a net unrealized gain position of $1.9 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.7 million as of December 31, 2014.  The reduction during 2015 was mostly from municipal and mortgage-backed securities.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2015, the Company has acquired shares in open market purchases to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets.  In July 2013, the federal bank regulatory agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  Under the final rules, which became effective for the Company on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules require all banks and bank holding companies to maintain a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets (Tier I capital) from 4.0% to 6.0%, require a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Based Capital) of 8.0%, and require a minimum Tier I capital to average total assets (Leverage Ratio) of 4.0%. A new capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements. The rule increases the minimum Tier 1 capital to risk-based assets requirement with a capital conservation buffer to 8.5% by 2019 and increases the minimum total capital requirement with a capital conservation buffer to 10.5% by 2019 and assigns higher risk-weightings to certain assets: certain past due and commercial real estate loans and some equity exposures.  As of June 30, 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

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

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2015:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of June 30, 2015

Total capital (to risk-weighted assets)
Consolidated	$78,473	15.0%	≥	$41,812	≥	8.0%		N/A		N/A
Bank	$77,977	14.9%	≥	$41,808	≥	8.0%	≥	$52,260	≥	10.0%

Tier 1 common equity (to risk-weighted assets)*
Consolidated	$71,788	13.7%	≥	$23,519	≥	4.5%		N/A		N/A
Bank	$71,410	13.7%	≥	$23,517	≥	4.5%	≥	33,969	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$71,788	13.7%	≥	$42,212	≥	6.0%		N/A		N/A
Bank	$71,410	13.7%	≥	$42,185	≥	6.0%	≥	$56,247	≥	8.0%

Tier I capital (to average assets)
Consolidated	$71,788	10.2%	≥	$28,142	≥	4.0%		N/A		N/A
Bank	$71,410	10.2%	≥	$28,124	≥	4.0%	≥	$35,154	≥	5.0%

*New ratio per Basel III.

As of December 31, 2014:

Total capital (to risk-weighted assets)
Consolidated	$75,756	15.3%	≥	$39,730	≥	8.0%		N/A		N/A
Bank	$75,230	15.2%	≥	$39,728	≥	8.0%	≥	$49,660	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$69,376	14.0%	≥	$19,865	≥	4.0%		N/A		N/A
Bank	$68,985	13.9%	≥	$19,864	≥	4.0%	≥	$29,796	≥	6.0%

Tier I capital (to average assets)
Consolidated	$69,376	10.0%	≥	$27,679	≥	4.0%		N/A		N/A
Bank	$68,985	10.0%	≥	$27,658	≥	4.0%	≥	$34,573	≥	5.0%

The new guidelines had no material effect between ratios reported at December 31, 2014 and those reported at June 30, 2015.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2014 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2015.

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

*10.12 Change in Control and Severance Agreement between the Registrant,  The Fidelity Deposit and Discount Bank and Eugene J. Walsh, dated June 26, 2015.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2015.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014;  Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 6, 2015	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 6, 2015	/s/Salvatore R. DeFrancesco, Jr.
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

10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Eugene J. Walsh, dated June 26, 2015.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2015.

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014;  Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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