Form 10-Q
period 2015-09-30
FIDELITY D & D BANCORP INC
filed 2015-11-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2015, the latest practicable date, was 2,439,905 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2015

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$13,408	$11,808
Interest-bearing deposits with financial institutions	12,282	14,043
Total cash and cash equivalents	25,690	25,851
Available-for-sale securities	126,782	97,896
Held-to-maturity securities (fair value of $0 in 2015, $0 in 2014)	-	-
Federal Home Loan Bank stock	1,085	1,306
Loans and leases, net (allowance for loan losses of
$9,149 in 2015; $9,173 in 2014)	533,234	506,327
Loans held-for-sale (fair value $1,133 in 2015, $1,186 in 2014)	1,114	1,161
Foreclosed assets held-for-sale	1,024	1,972
Bank premises and equipment, net	16,875	14,846
Cash surrender value of bank owned life insurance	10,995	10,741
Accrued interest receivable	2,154	2,086
Other assets	10,255	14,299
Total assets	$729,208	$676,485
Liabilities:
Deposits:
Interest-bearing	$492,289	$457,574
Non-interest-bearing	150,714	129,370
Total deposits	643,003	586,944
Accrued interest payable and other liabilities	3,829	3,353
Short-term borrowings	6,743	3,969
Long-term debt	-	10,000
Total liabilities	653,575	604,266
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,439,905 in 2015; and 2,427,767 in 2014)	26,551	26,272
Retained earnings	46,549	43,204
Accumulated other comprehensive income	2,533	2,743
Total shareholders' equity	75,633	72,219
Total liabilities and shareholders' equity	$729,208	$676,485

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income:
Loans and leases:
Taxable	$5,764	$5,521	$16,914	$16,191
Nontaxable	170	135	471	397
Interest-bearing deposits with financial institutions	5	3	22	14
Investment securities:
U.S. government agency and corporations	310	281	843	783
States and political subdivisions (nontaxable)	336	323	978	977
Other securities	27	31	126	79
Federal funds sold	-	1	-	1
Total interest income	6,612	6,295	19,354	18,442
Interest expense:
Deposits	574	507	1,639	1,495
Securities sold under repurchase agreements	3	5	15	17
Other short-term borrowings and other	3	2	15	8
Long-term debt	-	216	255	638
Total interest expense	580	730	1,924	2,158
Net interest income	6,032	5,565	17,430	16,284
Provision for loan losses	200	210	500	810
Net interest income after provision for loan losses	5,832	5,355	16,930	15,474
Other income:
Service charges on deposit accounts	433	466	1,260	1,320
Interchange fees	337	333	976	970
Fees from trust fiduciary activities	166	156	580	492
Fees from financial services	142	114	379	405
Service charges on loans	264	189	664	613
Fees and other revenue	218	196	629	558
Earnings on bank-owned life insurance	86	86	255	252
Gain (loss) on sale or disposal of:
Loans	404	209	871	462
Investment securities	8	-	26	301
Premises and equipment	(35)	(1)	(34)	(66)
Total other income	2,023	1,748	5,606	5,307
Other expenses:
Salaries and employee benefits	2,696	2,460	7,992	7,424
Premises and equipment	939	837	2,755	2,634
Advertising and marketing	276	198	926	804
Professional services	406	405	1,221	1,044
FDIC assessment	104	85	298	263
Loan collection	48	60	144	177
Other real estate owned	43	187	190	276
Office supplies and postage	95	112	308	318
Automated transaction processing	150	168	408	473
FHLB prepayment fee	-	-	570	-
Data processing and communication	187	100	395	295
Other	295	298	863	748
Total other expenses	5,239	4,910	16,070	14,456
Income before income taxes	2,616	2,193	6,466	6,325
Provision for income taxes	687	562	1,184	1,611
Net income	$1,929	$1,631	$5,282	$4,714
Per share data:
Net income - basic	$0.79	$0.68	$2.17	$1.96
Net income - diluted	$0.79	$0.67	$2.16	$1.95
Dividends	$0.27	$0.25	$0.79	$0.75

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014

Net income	$1,929	$1,631	$5,282	$4,714

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities	949	97	(292)	2,437
Reclassification adjustment for net gains realized in income	(8)	-	(26)	(301)
Net unrealized gain (loss)	941	97	(318)	2,136
Tax effect	(320)	(33)	108	(726)
Unrealized gain (loss), net of tax	621	64	(210)	1,410
Other comprehensive income (loss), net of tax	621	64	(210)	1,410
Total comprehensive income, net of tax	$2,550	$1,695	$5,072	$6,124

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2015 and 2014
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			4,714		4,714
Other comprehensive income				1,410	1,410
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	18,347	448			448
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		162			162
Cash dividends declared			(1,816)		(1,816)
Balance, September 30, 2014	2,419,587	$25,992	$42,417	$2,649	$71,058

Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			5,282		5,282
Other comprehensive loss				(210)	(210)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Stock-based compensation expense		177			177
Cash dividends declared			(1,937)		(1,937)
Balance, September 30, 2015	2,439,905	$26,551	$46,549	$2,533	$75,633

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2015	2014

Cash flows from operating activities:
Net income	$5,282	$4,714
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,652	2,321
Provision for loan losses	500	810
Deferred income tax expense (benefit)	816	(111)
Stock-based compensation expense	177	162
Proceeds from sale of loans held-for-sale	37,663	25,125
Originations of loans held-for-sale	(34,350)	(25,222)
Earnings from bank-owned life insurance	(255)	(252)
Net gain from sales of loans	(871)	(462)
Net gain from sales of investment securities	(26)	(301)
Net loss from sale and write-down of foreclosed assets held-for-sale	42	70
Net loss from disposal of equipment	34	64
Change in:
Accrued interest receivable	(68)	13
Other assets	1,532	(1,396)
Accrued interest payable and other liabilities	476	310
Net cash provided by operating activities	13,604	5,845

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	-	187
Proceeds from maturities, calls and principal pay-downs	-	3
Available-for-sale securities:
Proceeds from sales	12,614	4,877
Proceeds from maturities, calls and principal pay-downs	14,435	10,350
Purchases	(57,456)	(30,929)
Decrease in FHLB stock	221	358
Net increase in loans and leases	(30,765)	(26,671)
Acquisition of bank premises and equipment	(1,214)	(2,159)
Proceeds from sale of bank premises and equipment	38	-
Proceeds from sale of foreclosed assets held-for-sale	1,364	1,142
Net cash used in investing activities	(60,763)	(42,842)

Cash flows from financing activities:
Net increase in deposits	56,060	42,170
Net increase in short-term borrowings	2,773	2,583
Repayment of long-term debt	(10,000)	-
Proceeds from employee stock purchase plan participants	102	80
Dividends paid, net of dividends reinvested	(1,937)	(1,473)
Proceeds from dividend reinvestment plan participants	-	104
Net cash provided by financing activities	46,998	43,464
Net (decrease) increase in cash and cash equivalents	(161)	6,467
Cash and cash equivalents, beginning	25,851	13,218

Cash and cash equivalents, ending	$25,690	$19,685

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

In the opinion of management, the consolidated balance sheets as of September 30, 2015 and December 31, 2014 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014,  and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2015 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2015 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  The majority of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (AOCI).

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of December 31, 2014, loans classified as HFS consisted of residential mortgage loans.  As of September 30, 2015, $0.5 million of the loans classified as HFS were residential mortgage loans and $0.6 million was a commercial loan.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the nine months ended September 30, 2015 and 2014, the Company paid interest of $1.9 million and $2.2 million, respectively.  The Company made income tax payments of $0.1 million and $1.1 million during the first nine months of 2015 and 2014.  Transfers from loans to foreclosed assets held-for-sale amounted to $0.6 million and $1.2 million during the nine months ended September 30, 2015 and 2014, respectively.  During the same respective periods, transfers from loans to loans HFS amounted to $2.9 million and $0 and from loans to bank premises and equipment amounted to $0 and $1.0 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of bank premises and equipment.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP:  identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; recognize revenue when (or as) the entity satisfies a performance obligation.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard effective in the first quarter of 2018.

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

As of and for the nine months ended September 30, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive loss before reclassifications, net of tax	(193)	(193)
Amounts reclassified from accumulated other comprehensive income, net of tax	(17)	(17)
Net current-period other comprehensive loss	(210)	(210)
Ending balance	$2,533	$2,533

As of and for the three months ended September 30, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$1,912	$1,912

Other comprehensive income before reclassifications, net of tax	626	626
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)	(5)
Net current-period other comprehensive income	621	621
Ending balance	$2,533	$2,533

As of and for the nine months ended September 30, 2014

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$1,239	$1,239

Other comprehensive income before reclassifications, net of tax	1,609	1,609
Amounts reclassified from accumulated other comprehensive income, net of tax	(199)	(199)
Net current-period other comprehensive income	1,410	1,410
Ending balance	$2,649	$2,649

As of and for the three months ended September 30, 2014

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,585	$2,585

Other comprehensive income before reclassifications, net of tax	64	64
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	64	64
Ending balance	$2,649	$2,649

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Unrealized gains on AFS securities	$8	$-	$26	$301	Gain on sale of investment securities
	(3)	-	(9)	(102)	Provision for income taxes
Total reclassifications for the period	$5	$-	$17	$199	Net income

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

The amortized cost and fair value of investment securities at September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2015
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$18,421	$165	$8	$18,578
Obligations of states and political subdivisions	36,269	2,139	93	38,315
MBS - GSE residential	67,959	1,449	47	69,361

Total debt securities	122,649	3,753	148	126,254

Equity securities - financial services	294	234	-	528

Total available-for-sale securities	$122,943	$3,987	$148	$126,782

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2014
Held-to-maturity securities:
MBS - GSE residential	$-	$-	$-	$-

Available-for-sale securities:
Agency - GSE	$14,380	$29	$11	$14,398
Obligations of states and political subdivisions	34,609	2,444	20	37,033
MBS - GSE residential	44,455	1,438	23	45,870

Total debt securities	93,444	3,911	54	97,301

Equity securities - financial services	295	300	-	595

Total available-for-sale securities	$93,739	$4,211	$54	$97,896

The amortized cost and fair value of debt securities at September 30, 2015 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
MBS - GSE residential	$-	$-

Available-for-sale securities:
Debt securities:
Due in one year or less	$4,302	$4,312
Due after one year through five years	15,349	15,501
Due after five years through ten years	3,004	3,215
Due after ten years	32,035	33,865

Total debt securities	54,690	56,893

MBS - GSE residential	67,959	69,361

Total available-for-sale debt securities	$122,649	$126,254

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2015
Agency - GSE	$2,038	$8	$-	$-	$2,038	$8
Obligations of states and political subdivisions	5,132	83	481	10	5,613	93
MBS - GSE residential	3,944	47	-	-	3,944	47
Total	$11,114	$138	$481	$10	$11,595	$148
Number of securities	11		1		12

December 31, 2014
Agency - GSE	$4,100	$11	$1,024	$-	$5,124	$11
Obligations of states and political subdivisions	1,767	11	670	9	2,437	20
MBS - GSE residential	3,761	23	-	-	3,761	23
Total	$9,628	$45	$1,694	$9	$11,322	$54
Number of securities	9		3		12

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

For all security types, as of September 30, 2015, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI.  That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis.  The results indicated there was no presence of OTTI in the Company’s security portfolio.    In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at September 30, 2015 and December 31, 2014 are summarized as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$90,552	$80,301
Commercial real estate:
Non-owner occupied	94,878	94,771
Owner occupied	101,628	95,780
Construction	3,554	5,911
Consumer:
Home equity installment	31,848	32,819
Home equity line of credit	45,862	42,188
Auto loans and leases	30,302	27,972
Other	6,595	6,501
Residential:
Real estate	128,255	119,154
Construction	9,234	10,298
Total	542,708	515,695
Less:
Allowance for loan losses	(9,149)	(9,173)
Unearned lease revenue	(325)	(195)

Loans and leases, net	$533,234	$506,327

Net deferred loan costs of $1.5 million and $1.4 million have been added to the carrying values of loans at September 30, 2015 and December 31, 2014, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue accretes over the life of the lease using the effective income method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $265.2 million as of September 30, 2015 and $256.8 million as of December 31, 2014.  Mortgage servicing rights amounted to $1.2 million and $1.0 million as of September 30, 2015 and December 31, 2014, respectively.

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

During the third quarter of 2015, the Company transferred a non-accruing owner occupied commercial real estate loan from the loan portfolio to loans held-for-sale. This loan was charged down to market value at the time it was transferred.

Non-accrual loans, segregated by class, at September 30, 2015 and December 31, 2014, were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$54	$27
Commercial real estate:
Non-owner occupied	945	620
Owner occupied	1,090	2,013
Construction	232	256
Consumer:
Home equity installment	234	312
Home equity line of credit	517	417
Auto loans and leases	75	1
Other	7	20
Residential:
Real estate	612	549
Total loans and leases, net	3,766	4,215

Loans held-for-sale	604	-
Total	$4,370	$4,215

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of September 30, 2015, total TDRs amounted to $3.0 million (consisting of 8 CRE loans and 2 C&I loans to 6 unrelated borrowers), of which one with a balance of $0.6 million was on non-accrual status, compared to $1.6 million (consisting of 4 CRE loans and 1 C&I loan to 3 unrelated borrowers) and $0.9 million, respectively, as of December 31, 2014.  During the third quarter of 2015, the TDR on non-accrual status was transferred from the loan portfolio to loans held-for-sale.  Of the TDRs outstanding as of September 30, 2015 and December 31, 2014, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the:
(dollars in thousands)	Three months ended September 30, 2015			Nine months ended September 30, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	-	$-	$-	1	$500	$331
Commercial real estate - owner occupied	-	-	-	4	1,182	270
Total	-	$-	$-	5	$1,682	$601

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2015.

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

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2015	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$21	$33	$54	$108	$90,444	$90,552		$-
Commercial real estate:
Non-owner occupied	947	125	945	2,017	92,861	94,878		-
Owner occupied	281	-	1,090	1,371	100,257	101,628		-
Construction	-	-	232	232	3,322	3,554		-
Consumer:
Home equity installment	93	55	266	414	31,434	31,848		32
Home equity line of credit	118	210	517	845	45,017	45,862		-
Auto loans and leases	387	66	247	700	29,277	29,977	(2)	172
Other	8	4	7	19	6,576	6,595		-
Residential:
Real estate	16	857	679	1,552	126,703	128,255		67
Construction	-	-	-	-	9,234	9,234		-
Total loans and leases, net	1,871	1,350	4,037	7,258	535,125	542,383		271
Loans held-for-sale	-	-	604	604	510	1,114		-
Total	$1,871	$1,350	$4,641	$7,862	$535,635	$543,497		$271

(1) Includes $4.4 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.3 million. (3) Includes net deferred loan costs of $1.5 million.

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

At September 30, 2015, impaired loans consisted of accruing TDRs totaling $2.4 million, $4.4 million of non-accrual loans and a $1.2 million accruing loan.  At December 31, 2014, impaired loans consisted of accruing TDRs totaling $0.7 million, $4.2 million of non-accrual loans and a $1.2 million accruing loan.  As of September 30, 2015 and December 31, 2014, the non-accrual loans included a non-accruing TDR with a balance of $0.6 million and $0.9 million, respectively.  Prior to the third quarter of 2015, the non-accruing TDR was in the loan portfolio, but during the third quarter it was transferred to loans held-for-sale.    Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
September 30, 2015
Commercial and industrial	$603	$500	$79	$579	$331	$410	$15	$1
Commercial real estate:
Non-owner occupied	2,726	1,970	635	2,605	498	1,674	62	-
Owner occupied	2,593	925	1,605	2,530	295	2,648	51	-
Construction	422	-	232	232	-	249	-	-
Consumer:
Home equity installment	319	39	195	234	-	285	2	-
Home equity line of credit	610	28	489	517	1	486	1	-
Auto loans and leases	77	22	53	75	6	16	-	-
Other	6	7	-	7	2	15	2	-
Residential:
Real estate	661	175	437	612	23	570	6	-
Construction	-	-	-	-	-	-	-	-
Total	8,017	3,666	3,725	7,391	1,156	6,353	139	1

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2014
Commercial and industrial	$326	$-	$52	$52	$-	$67	$1	$-
Commercial real estate:
Non-owner occupied	2,494	1,949	355	2,304	547	1,557	27	-
Owner occupied	2,375	447	1,825	2,272	87	1,996	15	-
Construction	350	-	256	256	-	342	-	-
Consumer:
Home equity installment	466	-	312	312	-	358	11	-
Home equity line of credit	469	128	289	417	1	382	20	-
Auto	1	-	1	1	-	2	-	-
Other	33	-	20	20	-	22	-	-
Residential:
Real estate	612	304	245	549	35	762	7	-
Construction	-	-	-	-	-	-	-	-
Total	$7,126	$2,828	$3,355	$6,183	$670	$5,488	$81	$-

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

The following table presents loans including $1.5 million and $1.4 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2015 and December 31, 2014, respectively. There was an owner occupied commercial real estate non-accrual substandard loan in the amount of $0.6 million at September 30, 2015 that was not included in this table because it was transferred to loans held-for-sale during the third quarter:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014

Pass	$86,846	$76,904	$81,284	$83,443	$93,032	$88,523	$2,997	$5,153
Special mention	2,217	2,202	6,691	3,611	1,971	2,933	325	502
Substandard	1,489	1,195	6,903	7,717	6,625	4,324	232	256
Doubtful	-	-	-	-	-	-	-	-
Total	$90,552	$80,301	$94,878	$94,771	$101,628	$95,780	$3,554	$5,911

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015		12/31/2014		9/30/2015	12/31/2014

Performing	$31,582	$32,052	$45,345	$41,771	$29,730		$27,761		$6,588	$6,461
Non-performing	266	767	517	417	247		16		7	40
Total	$31,848	$32,819	$45,862	$42,188	$29,977	(1)	$27,777	(2)	$6,595	$6,501

(1)Net of unearned lease revenue of $0.3 million. (2) Net of unearned revenue of $0.2 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	9/30/2015	12/31/2014	9/30/2015	12/31/2014

Performing	$127,576	$118,262	$9,234	$10,298
Non-performing	679	892	-	-
Total	$128,255	$119,154	$9,234	$10,298

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	26	357	270		9	-	662
Recoveries	37	17	56		28	-	138
Provision	392	410	262		49	(613)	500
Ending balance	$1,455	$4,742	$1,567		$1,384	$1	$9,149
Ending balance: individually evaluated for impairment	$331	$793	$9		$23	$-	$1,156
Ending balance: collectively evaluated for impairment	$1,124	$3,949	$1,558		$1,361	$1	$7,993
Loans Receivables:
Ending balance (2)	$90,552	$200,060	$114,282	(1)	$137,489	$-	$542,383
Ending balance: individually evaluated for impairment	$579	$5,367	$833		$612	$-	$7,391
Ending balance: collectively evaluated for impairment	$89,973	$194,693	$113,449		$136,877	$-	$534,992

(1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the three months ended September 30, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,370	$4,610	$1,500	$1,369	$410	$9,259
Charge-offs	-	219	119	9	-	347
Recoveries	11	-	26	-	-	37
Provision	74	351	160	24	(409)	200
Ending balance	$1,455	$4,742	$1,567	$1,384	$1	$9,149

As of and for the year ended December 31, 2014
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482		$1,613	$636	$8,928
Charge-offs	309	239	361		93	-	1,002
Recoveries	32	91	30		34	-	187
Provision	385	567	368		(238)	(22)	1,060
Ending balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Ending balance: individually evaluated for impairment	$-	$634	$1		$35	$-	$670
Ending balance: collectively evaluated for impairment	$1,052	$4,038	$1,518		$1,281	$614	$8,503
Loans Receivables:
Ending balance (2)	$80,301	$196,462	$109,285	(1)	$129,452	$-	$515,500
Ending balance: individually evaluated for impairment	$52	$4,832	$750		$549	$-	$6,183
Ending balance: collectively evaluated for impairment	$80,249	$191,630	$108,535		$128,903	$-	$509,317
(1) Net of unearned lease revenue of $0.2 million.  (2) Includes $1.4 million of net deferred loan costs.

Information related to the change in the allowance for loan losses as of and for the three and nine months ended September 30, 2014 is as follows:

As of and for the nine months ended September 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	39	217	287	93	-	636
Recoveries	25	90	26	34	-	175
Provision	49	282	382	(55)	152	810
Ending balance	$979	$4,408	$1,603	$1,499	$788	$9,277

As of and for the three months ended September 30, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,036	$4,342	$1,570	$1,578	$503	$9,029
Charge-offs	3	-	47	16	-	66
Recoveries	11	89	4	-	-	104
Provision	(65)	(23)	76	(63)	285	210
Ending balance	$979	$4,408	$1,603	$1,499	$788	$9,277

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the three and nine months ended September 30, 2015, there were 2,374 and 2,648 potentially dilutive shares related to issued and unexercised stock options compared to 434 and 57 for the same 2014 periods.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 4,141 and 4,622 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2015 compared to 5,799 and 4,514 for the three and nine months ended September 30, 2014, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,929	$1,631	$5,282	$4,714
Weighted-average common shares outstanding	2,439,905	2,419,587	2,438,579	2,410,100
Basic EPS	$0.79	$0.68	$2.17	$1.96

Diluted EPS:
Net income available to common shareholders	$1,929	$1,631	$5,282	$4,714
Weighted-average common shares outstanding	2,439,905	2,419,587	2,438,579	2,410,100
Potentially dilutive common shares	6,515	6,233	7,270	4,571
Weighted-average common and potentially dilutive shares outstanding	2,446,420	2,425,820	2,445,849	2,414,671
Diluted EPS	$0.79	$0.67	$2.16	$1.95

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the nine months ended September 30, 2015 and 2014 under the 2012 stock incentive plans:

	2015			2014
		Weighted-			Weighted-
	Shares	average grant	Vesting	Shares	average grant	Vesting
	granted	date fair value	period	granted	date fair value	period

Director plan	3,200	$32.25	1 year	2,000	$27.00	1 year
Omnibus plan	3,300	32.25	4 yrs - 25% per year	2,120	27.00	4 yrs - 25% per year
Omnibus plan	50	32.50	1 year	-	-
Omnibus plan	1,400	34.25	4 yrs - 25% per year	-	-
Total	7,950	$32.60		4,120	$27.00

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2014	6,000	5,870	11,870
Granted	3,200	4,750	7,950
Vested	(6,000)	(1,780)	(7,780)
Balance at September 30, 2015	3,200	8,840	12,040

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of September 30, 2015, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $35.00 per share.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the three and nine months ended September 30, 2015 and 2014 and the unrecognized stock-based compensation expense as of September 30, 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Stock-based compensation expense:
Director plan	$26	$35	$80	$100
Omnibus plan	20	10	53	29
Total stock-based compensation expense	$46	$45	$133	$129

As of
(dollars in thousands)	September 30, 2015
Unrecognized stock-based compensation expense:
Director plan	$34
Omnibus plan	202
Total unrecognized stock-based compensation expense	$236

The unrecognized stock-based compensation expense as of September 30, 2015 will be recognized ratably over the periods ended January 2016 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30, 2015,  38,687 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the nine months ended September 30, 2015 and 2014, compensation expense related to the ESPP approximated $44 thousand and $33 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,690	$25,690	$25,690	$-	$-
Available-for-sale securities	126,782	126,782	528	126,254	-
Loans and leases, net	533,234	533,060	-	-	533,060
Loans held-for-sale	1,114	1,133	-	529	604
Financial liabilities:
Deposit liabilities	643,003	642,642	-	642,642	-
Short-term borrowings	6,743	6,743	-	6,743	-

December 31, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,851	$25,851	$25,851	$-	$-
Available-for-sale securities	97,896	97,896	595	97,301	-
Loans and leases, net	506,327	505,387	-	-	505,387
Loans held-for-sale	1,161	1,186	-	1,186	-
Financial liabilities:
Deposit liabilities	586,944	586,756	-	586,756	-
Short-term borrowings	3,969	3,969	-	3,969	-
Long-term debt	10,000	10,758	-	10,758	-

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

Loans held-for-sale:  The fair value of residential loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,578	$-	$18,578	$-
Obligations of states and political subdivisions	38,315	-	38,315	-
MBS - GSE residential	69,361	-	69,361	-
Equity securities - financial services	528	528	-	-
Total available-for-sale securities	$126,782	$528	$126,254	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,398	$-	$14,398	$-
Obligations of states and political subdivisions	37,033	-	37,033	-
MBS - GSE residential	45,870	-	45,870	-
Equity securities - financial services	595	595	-	-
Total available-for-sale securities	$97,896	$595	$97,301	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2015 and December 31, 2014.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,510	$-	$-	$2,510
Other real estate owned	850	-	-	850
Other repossessed assets	3	-	-	3
Nonmortgage loan held-for-sale	604	-	-	604
Total	$3,967	$-	$-	$3,967

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,158	$-	$-	$2,158
Other real estate owned	1,506	-	-	1,506
Total	$3,664	$-	$-	$3,664

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans, nonmortgage loans held-for-sale, ORE and other repossessed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets.

The following describes valuation methodologies used for financial instruments measured at fair value on a non-recurring basis.

The fair value of nonmortgage loans held-for-sale was determined from an independent appraisal of the underlying collateral and was adjusted for liquidation expenses and other valuation adjustments.

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

At September 30, 2015 and December 31, 2014, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -19.96% to -50.00% and from -19.96% to -42.41% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -26.41% and -27.26% as of September 30, 2015 and December 31, 2014, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2015 and December 31, 2014, the discounts applied to the appraised values of ORE ranged from -15.90% to -100.00% and from -19.00% to

-99.00%, respectively.  As of September 30, 2015 and December 31, 2014, the weighted-average of discount to the appraisal values of ORE amounted to -40.36% and -27.23%, respectively.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2015 compared to December 31, 2014 and a comparison of the results of operations for the three and nine months ended September 30, 2015 and 2014.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2014 Annual Report filed on Form 10-K.

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
▪

the interruption or breach in security of our information systems and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;

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

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  Interest rates have been at or near historical lows and we expect them to remain low in the near-term, but slowly rise with rate increases beginning in 2016.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Long-term interest rates saw some improvement in the first half of 2015 but dropped down at the end of the third quarter, with the ten-year U.S. Treasury rate decreasing from 2.17% at the end of December 2014 to 2.06% at the end of September 2015, and 46 basis points lower than the rate from one year ago.  The national unemployment rate for September 2015 was 5.1%, down from 5.6% at December 2014 with new job growth in 2015 continuing at its slow pace.  In our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate has decreased to 5.4% at September 30, 2015, its lowest point in over seven years, from 5.6% as of December 31, 2014.  Despite an increase in the unemployment rate in the first half of 2015, more people entered the labor force and enough jobs were added to bring down the unemployment rate at the end of the third quarter which is a positive sign for the local economy.  The median home values in the region grew 1.6% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values will rise 2.1% within the next year.  In light of these statistics, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Comparison of the results of operations

Three and nine months ended September 30, 2015 and 2014

Overview

For the third quarter of 2015, the company generated net income of $1.9 million, or $0.79 per diluted share, compared to $1.6 million, or $0.67 per diluted share, for the same 2014 quarter.  Net income for the first nine months of 2015 increased $0.6 million, or 12%, to $5.3 million, or $2.16 per diluted share, compared to $4.7 million, or $1.95 per diluted share, in the same 2014 period.    In the quarter comparison, the increase was due to higher net interest income and non-interest income partially offset by higher non-interest expenses. In the year-to-date comparison, higher net interest income coupled with a lower provision for loan losses, growth in non-interest income and a lower income tax provision were partially offset by higher non-interest expenses. Non-interest expense increased mostly due to higher salaries and benefits and a FHLB prepayment fee.

Return on average assets (ROA) was 1.06% and 0.98% for the third quarters of 2015 and 2014, respectively, and 1.00% and 0.97% for the nine months ended September 30, 2015 and 2014, respectively.  Return on average shareholders’ equity (ROE) was 10.26% and 9.17% for the three months ended September 30, 2015 and 2014,  respectively, and 9.57%  and 9.15% for the nine months ended September 30, 2015 and 2014, respectively.  ROA and ROE increased in both periods because of the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.5 million, or 8%, from $5.5 million for the quarter ended September 30, 2014 to $6.0 million for the quarter ended September 30, 2015 because of higher total interest income and, to a lesser extent, reduced interest expense.  Growth in the loan portfolio had the biggest impact on interest income. Higher average balances of $42.0 million caused an increase of $0.3 million in interest income and helped offset a 13 basis point net reduction in loan yields.  The decrease in interest expense stemmed from $0.2 million less interest paid on borrowed funds due to a $6.0 million pay down in the fourth quarter of 2014 and the subsequent $10.0 million payoff of long-term debt in 2015.  The decrease was partially offset by an increase of $67 thousand in interest expense on deposits due to higher rates paid on  $46.5 million higher balances in interest-bearing checking and money market accounts offset by lower rates paid on certificates of deposit, or CDs.

Net interest income for the nine months ended September 30, 2015 increased $1.1 million, or 7%, from $16.3 million in the first nine months of 2014 to $17.4 million in the first nine months of 2015, respectively.  Average interest-earning assets increased $56.3 million which boosted income by $1.0 million despite an 18 basis point net reduction in yield.  As in the quarterly comparison, higher average balances in the loan portfolio contributed to most of the increase and produced $0.8 million more interest income despite the negative impact of a twelve basis point reduction in yields.  Though all loan portfolios showed more interest income from average growth, the mortgage loan portfolio had the most accretive impact due to the Company’s mortgage modification program. This program offered mortgage customers, both secondary-market compliant and held for portfolio, shorter-termed loans with current interest rates for a flat fee.  A $57 thousand one-time special dividend from the FHLB and higher average balances of municipal and mortgage-backed securities produced additional interest income from investments.  On the liability side, the smaller average balance in borrowings due to the pay downs of long-term debt reduced interest expense by $0.4 million for the first nine months of 2015.  This decrease was partially offset by an increase in interest expense on deposits due to the higher rates paid on higher average balances of interest-bearing checking and money market accounts from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular CDs, and contractual and negotiated rates.

The fully-taxable equivalent (FTE) net interest rate spread decreased by one and six basis points, respectively, to 3.60% and 3.56%  for the three and nine months ended September 30, 2015 compared to 3.61% and 3.62% for the three and nine months ended September 30, 2014.  For the same periods, FTE net interest rate margin decreased by six and ten basis points, respectively, to 3.72% and 3.69%.  The decrease in the interest rate spread was caused by a more rapid decline of yields of interest-earning assets than the cost reductions of lower rates paid on interest-bearing liabilities.  The decrease in net interest margin was due mostly to a lower yielding larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, was reduced by thirteen and nine basis points for the three and nine months ended September 30, 2015 compared to the same periods in 2014 because of lower rates paid, notwithstanding higher balances of average interest-bearing liabilities, and the average balance growth of non-interest bearing deposits.

During the last quarter of 2015, the Company expects to continue to operate in a low interest rate environment, with rates slowly rising, likely occurring next year.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression. However for the last quarter of 2015, the Company anticipates net interest income to improve as increasing volumes of interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) has not adjusted the short-term federal funds rate upward but is expected to do so in 2016, pressuring rates paid on funding sources.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2015, and when coupled with a proactive approach to deposit cost setting strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 46 and 52 basis points for the three and nine months ended September 30, 2015 compared to 64 basis points for both the three and nine months ended September 30, 2014, respectively.  The reduction was due to the $16.0 million paid on the FHLB advance between the fourth quarter of 2014 and the second quarter of 2015 which decreased the average balance of long-term debt.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  As noted, interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, is not expected to rise in the near-term thereby further pressuring net interest income should deposit rates begin to steadily rise.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and expects to continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-enhancing strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The tables that follow set forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $112 thousand and $65 thousand for the third quarters of 2015 and 2014, respectively,  and $308 thousand and $213 thousand for the first nine months of 2015 and 2014, respectively, are included in interest income from loans.  The one-time FHLB special dividend of $57 thousand awarded in the first quarter of 2015 was removed from the annualized yield calculation and then added back to interest income.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2015			September 30, 2014
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$8,464	$5	0.25%	$3,388	$3	0.31%
Investments:
Agency - GSE	18,444	59	1.27	16,618	60	1.43
MBS - GSE residential	67,222	251	1.48	54,574	222	1.61
State and municipal	35,937	524	5.78	33,341	505	6.01
Other	1,474	29	7.73	2,892	33	4.54
Total investments	123,077	863	2.78	107,425	820	3.03
Loans and leases:
Commercial	289,228	3,268	4.48	267,530	3,130	4.64
Consumer	68,540	959	5.55	67,024	953	5.64
Residential real estate	184,238	1,795	3.87	165,406	1,642	3.94
Total loans and leases	542,006	6,022	4.41	499,960	5,725	4.54
Federal funds sold	-	-	-	162	-	0.25
Total interest-earning assets	673,547	6,890	4.06%	610,935	6,548	4.25%
Non-interest earning assets	47,601			49,452
Total assets	$721,148			$660,387

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$134,447	$82	0.24%	$115,765	$56	0.19%
Savings	114,459	52	0.18	103,414	48	0.18
MMDA	124,290	193	0.62	96,495	145	0.60
CDs < $100,000	59,917	112	0.75	65,078	145	0.88
CDs > $100,000	53,269	134	1.00	41,236	112	1.08
Clubs	2,226	1	0.15	2,268	1	0.14
Total interest-bearing deposits	488,608	574	0.47	424,256	507	0.47
Repurchase agreements	7,963	3	0.15	11,630	5	0.18
Borrowed funds	1,857	3	0.64	18,441	218	4.68
Total interest-bearing liabilities	498,428	580	0.46%	454,327	730	0.64%
Non-interest bearing deposits	143,794			131,201
Non-interest bearing liabilities	4,327			4,285
Total liabilities	646,549			589,813
Shareholders' equity	74,599			70,574

Total liabilities and shareholders' equity	$721,148			$660,387
Net interest income - FTE		$6,310			$5,818

Net interest spread			3.60%			3.61%
Net interest margin			3.72%			3.78%
Cost of funds			0.36%			0.49%

	Nine months ended
(dollars in thousands)	September 30, 2015			September 30, 2014
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$11,334	$22	0.26%	$7,147	$14	0.27%
Investments:
Agency - GSE	17,570	167	1.27	15,947	170	1.42
MBS - GSE residential	62,245	676	1.45	51,152	614	1.60
State and municipal	35,497	1,536	5.78	33,735	1,523	6.04
Other	1,742	131	5.72	2,783	85	4.07
Total investments	117,054	2,510	2.80	103,617	2,392	3.09
Loans and leases:
Commercial	282,455	9,507	4.50	265,913	9,260	4.66
Consumer	67,574	2,813	5.56	64,840	2,697	5.56
Residential real estate	179,616	5,308	3.95	160,074	4,835	4.04
Total loans and leases	529,645	17,628	4.45	490,827	16,792	4.57
Federal funds sold	138	-	0.26	261	-	0.26
Total interest-earning assets	658,171	20,160	4.08%	601,852	19,198	4.26%
Non-interest earning assets	49,726			48,520
Total assets	$707,897			$650,372

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$128,771	$225	0.23%	$111,944	$165	0.20%
MMDA	118,667	540	0.61	101,954	130	0.17
Savings	113,100	154	0.18	91,355	389	0.57
CDs < $100,000	60,759	356	0.78	68,443	471	0.92
CDs > $100,000	46,737	362	1.04	41,189	338	1.10
Clubs	1,913	2	0.17	1,832	2	0.14
Total interest-bearing deposits	469,947	1,639	0.47	416,717	1,495	0.48
Repurchase agreements	11,220	15	0.18	11,967	17	0.19
Borrowed funds	11,322	270	3.19	19,518	646	4.43
Total interest-bearing liabilities	492,489	1,924	0.52%	448,202	2,158	0.64%
Non-interest bearing deposits	137,442			129,348
Non-interest bearing liabilities	4,151			3,943
Total liabilities	634,082			581,493
Shareholders' equity	73,815			68,879

Total liabilities and shareholders' equity	$707,897			$650,372
Net interest income - FTE		$18,236			$17,040

Net interest spread			3.56%			3.62%
Net interest margin			3.69%			3.79%
Cost of funds			0.41%			0.50%

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the nine months ended September 30, 2015, the Company recorded a provision for loan losses of $0.5 million, a 38% decrease, compared to a $0.8 million provision recorded during the nine months ended September 30, 2014.  This decrease occurred despite management’s recognition of several new TDRs totaling $1.7 million and a $26.9 million increase in the total loan portfolio during the first nine months of 2015.  These downward changes in the loan portfolio were offset by a decrease in non-performing loans of $0.6 million from year-end 2014.  Provision expense decreased despite the above factors because additional reserves needed from the new TDRs were offset by a decreased reserve requirement from updating the methodology.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended September 30, 2015, non-interest income amounted to $2.0 million, a $0.3 million increase from the $1.7 million recorded for the three months ended September 30, 2014.  The increase was due to more activity in the loan portfolio which caused higher gains from sold mortgage loans of $0.2 million and $75 thousand more service charges on commercial loans during the third quarter of 2015.

Non-interest income increased $0.3 million, or 6%, from $5.3 million for the nine months ended September 30, 2014 to $5.6 million for the nine months ended September 30, 2015.  More residential loan activity caused most of the increase due to gains on the sale of loans which increased $0.4 million and $52 thousand higher mortgage loan service charges during the first nine months of 2015 compared to the first nine months of 2014.  Additional income was provided from higher trust income of $88 thousand and debit card interchange fees of $70 thousand.  These items were offset by $0.3 million less gains on security sales, $64 thousand less merchant credit card income and lower fee income from deposits of $60 thousand.

Other operating expenses

For the three months ended September 30, 2015, total other operating expenses increased $0.3 million, or 7%, compared to the three months ended September 30, 2014. Salary and employee benefits increased $0.2 million, or 10%, in the third quarter of 2015 compared to the third quarter of 2014.  The basis of the increase includes annual merit increases, staff additions including the hiring of an executive officer during the second quarter of 2015, higher recognized employee incentives and an increase in group insurance from higher claims accruals.  Premises and equipment expenses increased $0.1 million due to furniture and equipment purchased for the new branch and the related depreciation and higher real estate taxes.  Advertising increased $78 thousand due to a special promotion for summer checking and savings accounts.  During the third quarter of 2015, the Company outsourced its data processing and incurred $73 thousand in fees which drove up data processing and communication expense.  All of these items were partially offset by a $0.1 million decrease in other real estate owned (ORE) expense during the three months ended September 30, 2015 compared to the 2014 like period due to subsequent write downs taken during the third quarter of 2014.

For the nine months ended September 30, 2015, total non-interest expenses increased by $1.6 million, or 11%, to $16.1 million compared to $14.5 million recorded for the nine months ended September 30, 2014.  Salaries and employee benefits increased $0.6 million, or 8%, in the first nine months of 2015 compared to the first nine months of 2014.  The increase stems from the changes described in the quarterly comparison.    Premises and equipment increased by $0.1 million due to added depreciation on furniture and fixture purchases made for the new branch that opened during the second quarter of 2015.  Advertising increased $0.1 million due to a grand opening and re-opening celebration for 2 branches as well as a checking/savings summer campaign.  Professional fees increased $0.2 million, or 17%, during the first nine months of 2015 compared to the same 2014 period due to the implementing of an enterprise risk management program and an architectural design study completed in 2015.  Contributing $0.6 million to the increase in other operating expenses during the first nine months of 2015 was the FHLB prepayment fee that did not occur during the first nine months of 2014.  There was also a $76 thousand loss on the reacquisition of previously sold loans and the data processing fees mentioned above during the first nine months of the 2015 that were not recognized in the same 2014 period.

Provision for income taxes

The provision for income taxes decreased $0.4 million, or 26%, from $1.6 million at September 30, 2014 to $1.2 million at September 30, 2015.  During an audit by the Internal Revenue Service, management discovered additional tax basis on trust preferred securities that were sold during 2013 that was inadvertently omitted from the basis reported on the 2013 tax return.  After the basis was corrected, the tax loss that was realized during 2013 and carried back to the 2011 and 2012 tax returns increased.  An audit adjustment was made which resulted in recording a $0.4 million credit for income taxes during the second quarter of 2015.  This adjustment coupled with a lower effective tax rate for the first nine months of 2015 from additional expenses reducing the level of pre-tax income caused the lower provision for income taxes.

Comparison of financial condition at

September 30, 2015 and December 31, 2014

Overview

Consolidated assets increased $52.7 million, or 8%, to $729.2 million as of September 30, 2015 from $676.5 million at December 31, 2014.  The increase in assets was funded through growth in deposits of $56.1 million, short-term borrowings of $2.8 million and a $3.4 million increase in shareholders’ equity which was partially offset by the $10.0 million payoff of the long-term debt.  The increase in the funding sources was used to fund growth of $26.9 million in loans and $28.9 million in investments.

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

As of September 30, 2015, the carrying value of investment securities amounted to $126.8 million, or 17% of total assets, compared to $97.9 million, or 14% of total assets, at December 31, 2014.  On September 30, 2015,  55% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2015.  The AFS securities were recorded with a net unrealized gain of $3.8 million as of September 30, 2015 compared to a net unrealized gain of $4.1 million as of December 31, 2014, or a net reduction of $0.3 million during the first nine months of 2015.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the nine months ended September 30, 2015 and 2014, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first nine months of 2015, the carrying value of total investments increased $28.9 million, or 30%.  The Company attempts to maintain a well-diversified and proportionately level investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with available cash holdings and short-term borrowings during the first half of 2015.  The Company expects to grow the portfolio and increase its size relative to total assets with a bias toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$69,361	54.7%	$45,870	46.9%
State & municipal subdivisions	38,315	30.2	37,033	37.8
Agency - GSE	18,578	14.7	14,398	14.7
Equity securities - financial services	528	0.4	595	0.6
Total	$126,782	100.0%	$97,896	100.0%

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $110 thousand, which included a $57 thousand one-time special dividend, and $63 thousand for the nine months ended September 30, 2015 and 2014, respectively.  The balance in FHLB stock was $1.1 million and $1.3 million as of September 30, 2015 and December 31, 2014, respectively.

Loans held-for-sale (HFS)

Upon origination, most residential mortgages and certain Small Business Administration (SBA) guaranteed loans may be classified as held-for-sale (HFS).  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In low interest rate environments, the Company would be exposed to prepayment risk and, as rates on adjustable-rate loans decrease, interest income would be negatively affected.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  Occasionally, residential mortgage and/or other nonmortgage loans may be transferred from the loan portfolio to HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

A comparison of loans HFS as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
(dollars in thousands)	Amount	Amount

Commercial real estate - owner occupied	$604	$-
Residential real estate	510	1,161
Total loans held-for-sale	$1,114	$1,161

Carrying amounts of loans HFS approximated their fair values.

During the nine months ended September 30, 2015, residential mortgage loans with principal balances of $37.3 million were sold into the secondary market and the Company recognized net gains of $0.9 million, compared to $25.0 million and $0.5 million, respectively during the nine months ended September 30, 2014.  An increase in residential mortgage origination activities caused the increase in gains from loan sales in 2015 compared to 2014.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At September 30, 2015 and December 31, 2014, the servicing portfolio balance of sold residential mortgage loans was $265.2 million and $256.8 million, respectively.

Loans and leases

The third quarter of 2015 continued the trend of modest growth.  During 2015,  the $27.0 million, or 5%, portfolio growth in the three sectors was commercial $13.9 million, or 5%, consumer $5.1 million, or 5%, and residential $8.0 million, or 6%.

Our market continues to remain primarily located in Lackawanna and Luzerne counties for all categories of loans.  The Company continues to utilize loan participations (sharing loans with other financial institutions) and various government guaranty programs to maintain a reasonable level of risk.

Commercial and industrial and commercial real estate

Compared to year-end 2014, the commercial and industrial (C&I) loan portfolio increased  $10.3 million, or 13%, from $80.3 million to $90.6 million and the commercial real estate (CRE) loan portfolio increased $3.6 million, or 2%, from $196.5 million to $200.1 million as of September 30, 2015.  Especially in the commercial sector, the Company has experienced growth by expanding existing relationships, referrals from existing clients and centers of influence, as well as a dedicated and skilled team of relationship managers, credit professionals and branch personnel.  Steady quality growth will continue through the fourth quarter as customers are provided with the necessary products and services and the Company measures, monitors and controls risk.

Consumer

The consumer loan portfolio grew $5.1 million, or 5%, from $109.5 million at December 31, 2014 to $114.6 million at September 30, 2015.  Third quarter growth accelerated due to a seasonal home equity line of credit campaign combined with consistent demand from automobile loans and leases.  Auto loan and lease growth was the result of focus on maintaining relationships with auto dealers.

Residential

The residential loan portfolio grew $8.0 million, or 6%, from $129.5 million at December 31, 2014 to $137.5 million at September 30, 2015.  The held to maturity portfolio grew $9.1 million, or 8%, from $119.2 million at December 31, 2014 to $128.3 million at September 30, 2015.  The held to maturity loan portfolio grew due to a mortgage loan modification program and incremental new loan originations. The majority of modifications were 20 years or less in maturity to customers with high credit quality, documented payment history, and strong loan to value profiles.

The composition of the loan portfolio at September 30, 2015 and December 31, 2014, is summarized as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$90,552	16.7%	$80,301	15.6%
Commercial real estate:
Non-owner occupied	94,878	17.5	94,771	18.4
Owner occupied	101,628	18.7	95,780	18.5
Construction	3,554	0.7	5,911	1.1
Consumer:
Home equity installment	31,848	5.9	32,819	6.4
Home equity line of credit	45,862	8.4	42,188	8.2
Auto and leases	30,302	5.6	27,972	5.4
Other	6,595	1.2	6,501	1.3
Residential:
Real estate	128,255	23.6	119,154	23.1
Construction	9,234	1.7	10,298	2.0
Gross loans	542,708	100.0%	515,695	100.0%
Less:
Allowance for loan losses	(9,149)		(9,173)
Unearned lease revenue	(325)		(195)
Net loans	$533,234		$506,327

Loans held-for-sale	$1,114		$1,161

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

•Special Mention – 6 rated loans were changed from a flat 5% reserve allocation.  Management evaluated historical losses for 6 rated loans based on the greater of either the three (3) year moving average of historical loss experience in the 6 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank will categorize any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans will be compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool will then be calculated for each commercial loan type to develop a relative percentage.  These relative percentages will be quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  However, since Special Mention – 6 rated loans are by nature a transitional grade of risk rating, the actual losses incurred in this risk rating class was near 0%.  Therefore, management applied a loss factor that, in its opinion, fairly represents the actual risk of loss from loans so rated.  The impact of this change reduced the reserve requirement by about $100 thousand.

•Substandard – 7 rated loans were changed from a flat 15% reserve allocation to pools that are based on historical losses.  Going forward, expected loss percentages will be based on the greater of either the three (3) year moving average of historical loss experience in the 7 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank will categorize any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans will be compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool will then be calculated for each commercial loan type to develop a relative percentage.  These relative percentages will be quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  The impact of this change reduced the reserve requirement by about $634 thousand.

•Qualitative factors will be universally applied to all loans in all loan pools. Previously, this was not done for Special Mention - 6 rated and Substandard – 7 rated loans.  The impact of this change decreased the reserve requirement by about $217 thousand.

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

Net charge-offs were $0.5 million for the nine months ending September 30, 2015 and 2014, respectively.  During the period ended September 30, 2015, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and commercial real estate loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.1 million as of September 30, 2015 and $9.3 million as of September 30, 2014.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2015		December 31, 2014		September 30, 2014

Balance at beginning of period	$9,173		$8,928		$8,928

Charge-offs:
Commercial and industrial	26		309		39
Commercial real estate	357		239		217
Consumer	270		361		287
Residential	9		93		93
Total	662		1,002		636

Recoveries:
Commercial and industrial	37		32		25
Commercial real estate	17		91		90
Consumer	56		30		26
Residential	28		34		34
Total	138		187		175
Net charge-offs	524		815		461
Provision for loan losses	500		1,060		810
Balance at end of period	$9,149		$9,173		$9,277

Allowance for loan losses to total loans	1.69%		1.78%		1.84%
Net charge-offs (annualized) to average total loans outstanding	0.13%		0.16%		0.13%
Average total loans	$529,645		$495,758		$490,827
Loans 30 - 89 days past due and accruing	$3,221		$3,932		$4,239
Loans 90 days or more past due and accruing	$271		$1,060		$149
Non-accrual loans	$4,370		$4,215		$4,490
Allowance for loan losses to net charge-offs (annualized)	13.09	x	11.26	x	15.09	x
Allowance for loan losses to loans 90 days or more past due and accruing	33.76	x	8.65	x	62.26	x
Allowance for loan losses to non-accrual loans	2.09	x	2.18	x	2.07	x
Allowance for loan losses to non-performing loans	1.97	x	1.74	x	2.00	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At September 30, 2015, non-performing assets represented 1.11% of total assets compared with 1.09% as of September 30, 2014.  This was a result of an increase in TDRs.  This increase was offset by a decrease in ORE.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014

Loans past due 90 days or more and accruing	$271	$1,060	$149
Non-accrual loans *	4,370	4,215	4,490
Total non-performing loans	4,641	5,275	4,639
Troubled debt restructurings	2,425	753	754
Other real estate owned and repossessed assets	1,024	1,972	1,936
Total non-performing assets	$8,090	$8,000	$7,329

Total loans, including loans held-for-sale	$543,497	$516,661	$503,453
Total assets	$729,208	$676,485	$673,885
Non-accrual loans to total loans	0.80%	0.82%	0.89%
Non-performing loans to total loans	0.85%	1.02%	0.92%
Non-performing assets to total assets	1.11%	1.18%	1.09%

* In the table above, the amount includes non-accrual TDRs of $0.6 million as of September 30, 2015, $0.9 million as of December 31, 2014 and $0.9 million as of September 30, 2014. The non-accrual TDR of $0.6 million was in loans held-for-sale at September 30, 2015.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $0.6 million, or 12%, from $5.2 million at December 31, 2014 to $4.6 million at September 30, 2015.  At September 30, 2015, the portion of accruing loans that was over 90 days past due totaled $0.3 million and consisted of eight loans to eight unrelated borrowers ranging from $2 thousand to $67 thousand.  At December 31, 2014, the portion of accruing loans that was over 90 days past due totaled $1.1 million and consisted of eleven loans to seven unrelated borrowers ranging from $2 thousand to $0.4 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2014, there were 46 loans to 41 unrelated borrowers ranging from less than $1 thousand to $0.9 million in the non-accrual category.  At September 30, 2015, there were 53 loans to 45 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.6 million.  At December 31, 2014, non-accrual loans totaled $4.2 million compared with $4.4 million at September 30, 2015, an increase of $0.2 million.  Non-accrual loans increased during the period ending September 30, 2015 for the following reasons:  $1.9 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.7 million were paid down or paid off; $0.4 million were charged off; $0.5 million were transferred to ORE and $86 thousand was moved back to accrual status.

The composition of non-performing loans as of September 30, 2015 is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$90,552	$-	$54	$54	0.06%
Commercial real estate:
Non-owner occupied	94,878	-	945	945	1.00%
Owner occupied	101,628	-	1,090	1,090	1.07%
Construction	3,554	-	232	232	6.53%
Consumer:
Home equity installment	31,848	32	234	266	0.84%
Home equity line of credit	45,862	-	517	517	1.13%
Auto loans and leases *	29,977	172	75	247	0.82%
Other	6,595	-	7	7	0.11%
Residential:
Real estate	128,255	67	612	679	0.53%
Construction	9,234	-	-	-	-
Loans held-for-sale	1,114	-	604	604	54.20%

Total	$543,497	$271	$4,370	$4,641	0.85%

*Net of unearned lease revenue of $0.3 million.

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of September 30, 2015 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $90 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $3.0 million at September 30, 2015, an increase of $1.4 million, from $1.6 million at December 31, 2014, due to the addition of five loans (4 CRE and 1 C&I) from 3 unrelated borrowers being classified as TDRs.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the nine months ended September 30, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate		Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875		$1,628
Additions	500	1,267	-		1,767
Pay downs / payoffs	-	(95)	(71)		(166)
Charge offs	-	-	(200)		(200)
Ending balance	$525	$1,900	$604	*	$3,029

*This amount was included in loans held-for-sale at September 30, 2015.

As of and for the year ended December 31, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Advance on balance	-	1	1	2
Pay downs / payoffs	(10)	(283)	(93)	(386)
Ending balance	$25	$728	$875	$1,628

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.0 million at September 30, 2015 and $2.0 million at December 31, 2014.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,961	12	$2,078	15

Additions	401	8	1,109	7
Pay downs	(1)		(5)
Write downs	(25)		(155)
Sold	(1,315)	(7)	(1,066)	(10)
Balance at end of period	$1,021	13	$1,961	12

As of September 30, 2015, ORE consisted of thirteen properties from twelve unrelated borrowers totaling $1.0 million.  Five of these properties ($0.3 million) were added in 2015; three were added in 2014 ($84 thousand); two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); and one was added in 2011 ($0.2 million).  In addition, of the thirteen properties, eight ($0.8 million) were listed for sale, while the remaining properties (five totaling $0.2 million) are either in litigation, awaiting closing, have disposition plans or are undergoing renovations.

Other repossessed assets held-for-sale included one automobile with a book value of $3 thousand at September 30, 2015. At December 31, 2014, other repossessed assets consisted of an automobile with a book value of $11 thousand which was sold during 2015.

Bank premises and equipment, net

Premises and equipment increased $2.0 million due to the opening of a new branch and renovations made to an existing branch which were completed during the second quarter of 2015.

Other assets

The $4.0 million decrease in other assets was due mostly to a $4.1 million decline in the net deferred tax assets due to an income tax refund and a $1.9 million decrease in construction in process due to the opening of a new branch during the second quarter of 2015 partially offset by $2.0 million in higher residual values associated with recording new automobile leases, net of lease disposals.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Money market	$126,254	19.6%	$118,653	20.3%
Interest-bearing checking	138,267	21.5	124,009	21.1
Savings and clubs	115,561	18.0	110,282	18.8
Certificates of deposit	112,207	17.5	104,630	17.8
Total interest-bearing	492,289	76.6	457,574	78.0
Non-interest bearing	150,714	23.4	129,370	22.0
Total deposits	$643,003	100.0%	$586,944	100.0%

Total deposits increased $56.1 million, or 10%, from $586.9 million at December 31, 2014 to $643.0 million at September 30, 2015.  There was growth in all deposit types during 2015 with non-interest-bearing and interest-bearing checking contributing the most, $35.6 million in total, to the increase.  Money market, savings and CD accounts increased $7.6 million, $5.3 million and $7.6 million, respectively. The Company has had success in executing on its model of developing new and strengthening existing relationships and offering periodic deposit promotions. Money market deposits increased in part due to promotions which granted higher rates for a specific amount of time. The promotional events create opportunities to cross-sell all of the banks financial products and provides communication channels for establishing trust and financial service relationships thereby creating a stronger bond with existing customers and creating bonds with potential customers.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company’s focus of building a relationship of trust with its customers has brought a few large deposits into the bank during 2015.  Due to this relationship strategy, in the beginning of the third quarter of 2015, the Company gained a public fund deposit relationship that had balances of over $10.0 million in CDs and over $13.0 million in interest-bearing checking at September 30, 2015.  Although these deposits fluctuate depending on customer needs, the Company plans to continue to form these types of relationships with customers in order to grow the deposit base to fund loan growth and pay down overnight borrowings.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of September 30, 2015 and December 31, 2014, CDARS represented $7.7 million, or 1%, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $53.4 million and  $43.1 million at September 30, 2015 and December 31, 2014,  respectively.  Certificates of deposit of $250,000 or more amounted to $30.8 million and $19.1 million as of September 30, 2015 and December 31, 2014, respectively.

Including CDARS, approximately 17% of the CDs, with a weighted-average interest rate of 0.64%, are scheduled to mature in 2015 and an additional 50%, with a weighted-average interest rate of 0.76%, are scheduled to mature in 2016.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The widespread preference has been for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant net CD growth during the remainder of 2015, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously will be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first nine months of 2015 increased $2.8 million from December 31, 2014.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  At September 30, 2015 and December 31, 2014,  the Company did not require overnight borrowings.

At the end of the second quarter of 2015, the Company paid off its $10.0 million in long-term debt outstanding with the FHLB, due to the high interest rate on this debt compared to other available borrowing sources, and incurred a $0.6 million prepayment fee.  The advance carried an interest rate of 5.26% and was scheduled to mature in 2016.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$6,743	100.0%	$3,969	28.4%
Long-term FHLB advances	-	-	10,000	71.6
Total	$6,743	100.0%	$13,969	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2015, the Company maintained a one-year cumulative gap of positive (asset sensitive) $50.3 million, or 7%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2015:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$12,302	$-	$-	$13,388	$25,690
Investment securities (1)(2)	6,423	16,221	31,594	73,629	127,867
Loans and leases(2)	196,699	77,150	131,822	128,677	534,348
Fixed and other assets	-	10,995	-	30,308	41,303
Total assets	$215,424	$104,366	$163,416	$246,002	$729,208
Total cumulative assets	$215,424	$319,790	$483,206	$729,208

Non-interest-bearing transaction deposits (3)	$-	$15,087	$41,416	$94,211	$150,714
Interest-bearing transaction deposits (3)	156,982	20,189	136,168	66,743	380,082
Certificates of deposit	18,918	51,593	23,888	17,808	112,207
Repurchase agreements	6,743	-	-	-	6,743
Other liabilities	-	-	-	3,829	3,829
Total liabilities	$182,643	$86,869	$201,472	$182,591	$653,575
Total cumulative liabilities	$182,643	$269,512	$470,984	$653,575

Interest sensitivity gap	$32,781	$17,497	$(38,056)	$63,411
Cumulative gap	$32,781	$50,278	$12,222	$75,633

Cumulative gap to total assets	4.5%	6.9%	1.7%	10.4%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2015 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2015 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	4.5%	(1.6)%
Net income	12.8	(4.5)
Economic value at risk:
Economic value of equity	(8.6)	(20.3)
Economic value of equity as a percent of total assets	(1.1)	(2.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2015, the Company’s risk-based capital ratio was 15.1%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2015, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$25,461	$1,091	4.5%
+100 basis points	24,804	434	1.8
Flat rate	24,370	-	-
-100 basis points	24,214	(156)	(0.6)
-200 basis points	23,979	(391)	(1.6)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of September 30, 2015, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2015, the Company used  $0.2 million of cash.  During the period, the Company’s operations provided approximately $13.6 million mostly from $18.6 million of net cash inflow from the components of net interest income, $3.3 million more in proceeds from sales of loans than originations of loans held-for-sale and a $3.2 million income tax refund; partially offset by net non-interest expense /income related payments of $9.5 million and a $2.0 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, growth in deposits and short-term borrowings were used to fund loan growth, replace maturing and cash runoff of investment securities, reduce long-term debt and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio sectors during the last quarter of 2015 funded by deposit growth.  The Company will use cash balances to grow the AFS investment portfolio.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

As of September 30, 2015, the Company maintained $25.7 million in cash and cash equivalents and $127.9 million of investments AFS and loans HFS.  Also as of September 30, 2015, the Company had approximately $197.8 million available to borrow from the FHLB, $21.0 million from correspondent banks, $30.3 million from the FRB and $36.5 million from the CDARS program.  The combined total of $439.2 million represented 60% of total assets at September 30, 2015.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2015, total shareholders' equity increased $3.4 million, or 5%, due principally from the $5.3 million in net income added into retained earnings and to a lesser extent, the $0.3 million from stock incentive plans through stock compensation expense and investments in the Company’s common stock via the Employee Stock Purchase (ESPP) plan.  These items were partially offset by $1.9 million of cash dividends declared on the Company’s common stock and a $0.2 million other comprehensive loss.  During the second and third quarters of 2015, the Company was able to increase the dividend 8% to $0.27 per share due to capital growth which was driven by strong net income.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 37% for the nine months ended September 30, 2015.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2015, the Company reported a net unrealized gain position of $2.5 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.7 million as of December 31, 2014.  The reduction during 2015 was mostly from municipal securities.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2015, the Company has acquired shares in open market purchases to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets.  In July 2013, the federal bank regulatory agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  Under the final rules, which became effective for the Company on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules require all banks and bank holding companies to maintain a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets (Tier I capital) from 4.0% to 6.0%, require a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Based Capital) of 8.0%, and require a minimum Tier I capital to average total assets (Leverage Ratio) of 4.0%. A new capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements. The rule increases the minimum Tier 1 capital to risk-based assets requirement with a capital conservation buffer to 8.5% by 2019 and increases the minimum total capital requirement with a capital conservation buffer to 10.5% by 2019 and assigns higher risk-weightings to certain assets: certain past due and commercial real estate loans and some equity exposures.  As of September 30, 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

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

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2015:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2015

Total capital (to risk-weighted assets)
Consolidated	$79,845	15.1%	≥	$42,284	≥	8.0%		N/A		N/A
Bank	$79,384	15.0%	≥	$42,271	≥	8.0%	≥	$52,839	≥	10.0%

Tier 1 common equity (to risk-weighted assets)*
Consolidated	$73,101	13.8%	≥	$23,785	≥	4.5%		N/A		N/A
Bank	$72,746	13.8%	≥	$23,778	≥	4.5%	≥	34,345	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$73,101	13.8%	≥	$43,240	≥	6.0%		N/A		N/A
Bank	$72,746	13.8%	≥	$43,240	≥	6.0%	≥	$57,654	≥	8.0%

Tier I capital (to average assets)
Consolidated	$73,101	10.1%	≥	$28,827	≥	4.0%		N/A		N/A
Bank	$72,746	10.1%	≥	$28,827	≥	4.0%	≥	$36,034	≥	5.0%

*New ratio per Basel III.

As of December 31, 2014:

Total capital (to risk-weighted assets)
Consolidated	$75,756	15.3%	≥	$39,730	≥	8.0%		N/A		N/A
Bank	$75,230	15.2%	≥	$39,728	≥	8.0%	≥	$49,660	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$69,376	14.0%	≥	$19,865	≥	4.0%		N/A		N/A
Bank	$68,985	13.9%	≥	$19,864	≥	4.0%	≥	$29,796	≥	6.0%

Tier I capital (to average assets)
Consolidated	$69,376	10.0%	≥	$27,679	≥	4.0%		N/A		N/A
Bank	$68,985	10.0%	≥	$27,658	≥	4.0%	≥	$34,573	≥	5.0%

The new guidelines had no material effect between ratios reported at December 31, 2014 and those reported at September 30, 2015.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2014 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2015.

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

*10.1 Registrant’s 2012 Dividend Reinvestment and Stock Purchase Plan.  Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012 as amended February 3, 2014.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014;  Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: November 6, 2015	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 6, 2015	/s/Salvatore R. DeFrancesco, Jr.
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

10.1 Registrant’s Dividend Reinvestment and Stock Purchase Plan.  Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012 as amended February 3, 2014.

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014;  Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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