Form 10-K
period 2015-12-31
FIDELITY D & D BANCORP INC
filed 2016-03-15
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

☐		☒
Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $62.7 million as of June 30, 2015, based on the closing price of $33.50.  The number of shares of common stock outstanding as of February 29, 2016,  was 2,453,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2015 Annual Report on Form 10-K

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2015 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.    The Company had 164 full-time equivalent employees on December 31, 2015, which includes exempt officers, exempt, non-exempt and part-time employees.

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

During 2015, the national economy continued to improve with the unemployment rate dropping to its lowest level since the second quarter of 2008.  Similarly, the unemployment rate in the Company’s local statistical market, Scranton-Wilkes-Barre, declined to 4.6%, down 16%, from 5.5% at the end of 2014.    This was a positive sign for the local economy which had lagged behind the national unemployment rate for years.  Even as the region’s unemployment rate slowly rebounded in 2013 and 2014, it was often the result of discouraged workers exiting the labor force rather than job growth. Throughout 2015, that trend reversed with both a larger labor force and an increase in jobs contributing to the lower unemployment.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers.  In addition, the Company strives to accelerate the property foreclosure process thereby lessening the negative financial impact of foreclosed property ownership.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities, the Federal Deposit Insurance Corporation (the FDIC) and the rules promulgated by the Consumer Financial Protection Bureau (the CFPB) but continues to be examined and supervised by federal banking regulators for consumer compliance purposes.  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.  Applicable regulations relate to, among other things:

• operations	• consolidation
• securities	• reserves
• risk management	• dividends
• consumer compliance	• branches
• mergers	• capital adequacy

The Bank is examined periodically by the Pennsylvania Department of Banking and Securities and the FDIC.

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

Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital.  Although the  new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital.  The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards.  If the Company and the Bank are required to maintain higher levels of capital, the Company and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Company and the Bank and adversely impact our financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems.  The Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, however there can be no assurance that any such failures, interruptions or security breaches will not occur.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The increasing use of social media platforms presents new risks and challenges and our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy.  Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by our customers or employees could result in negative consequences including remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation or negative publicity that could damage our reputation adversely affecting customer or investor confidence.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2015, the Company operated 11 full-service banking offices, of which six were owned and five were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.  We believe each of our facilities is suitable and adequate to meet our current operational needs.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (3)	x		x

4010 Birney Ave., Moosic, PA	Owned	Moosic Branch	x	x	x

225 Kennedy Blvd., Pittston, PA	Leased	Pittston Branch	x	x	x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Owned	Kingston Branch	x	x	x

511 Scranton-Carbondale Hwy., Eynon, PA	Leased	Eynon Branch (4)	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	x	x	x

*All of the owned properties are free of encumbrances.  At the Green Ridge St., Scranton branch office and Pittston branch office, the Company leases the land from an unrelated third party, however the buildings are the Company’s own capital improvement.

(1)	Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch.
(2)	This office has two automated teller machines (ATMs).
(3)

Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building.  A portion of the building is leased to a non-related entity.  During the first quarter of 2016, the lessee vacated the property.

(4)	This branch is expected to close during the first quarter of 2016. Customers will be transferred to the Peckville office.

As of December 31, 2015, the Bank maintained three free standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;
•	Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA;
•	Antonio’s Pizza, 45 Luzerne St., West Pittston, PA.

Foreclosed assets held-for-sale include other real estate owned (ORE).  The Company had fourteen ORE properties as of December 31, 2015, which stemmed from thirteen unrelated borrowers.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.  For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2015				2014
	Prices		Dividends		Prices		Dividends
	High	Low	paid		High	Low	paid

1st Quarter	$36.40	$32.00	$0.25		$28.16	$25.81	$0.25
2nd Quarter	$36.00	$33.31	$0.27		$28.50	$26.00	$0.25
3rd Quarter	$35.00	$32.00	$0.27		$32.00	$27.65	$0.25
4th Quarter	$38.25	$33.53	$0.37	*	$36.00	$30.15	$0.35	*

*Includes a regular quarterly cash dividend of $0.27 and $0.25 for the fourth quarters of 2015 and 2014, respectively and a special cash dividend of $0.10 during both periods.

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

The Company had approximately 1,402 shareholders at December 31, 2015 and 1,401 shareholders as of February 29, 2016.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2015 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Independent Director Stock Option Plan	11,500	$28.90	-
2000 Stock Incentive Plan	4,000	$27.90	-
2002 Employee Stock Purchase Plan	3,695	$30.06	70,541
2012 Omnibus Stock Incentive Plan	8,840	$28.50	487,996
2012 Director Stock Incentive Plan	3,200	$32.25	486,800
Equity compensation plans not approved by security holders - none	-	-	-
Total	31,235	$29.14	1,045,337

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2011, and ending December 31, 2015.  As of December 31, 2015, the SNL index consisted of 146 banks.  A listing of the banks that comprise the index can be found on the Company’s website at www.bankatfidelity.com and then clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank Pink > $500M link at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2010, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
Fidelity D & D Bancorp, Inc.
NASDAQ Composite
SNL Bank Pink > $500M
Index Value
220
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Fidelity D & D Bancorp, Inc.	100.00	107.79	111.66	150.76	195.07	210.85
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank Pink > $500M	100.00	98.32	108.42	131.77	154.48	171.37

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2015	2014	2013	2012	2011
Total assets	$729,358	$676,485	$623,825	$601,525	$606,742
Total investment securities	125,232	97,896	97,423	100,730	108,543
Net loans and leases	546,682	506,327	469,216	424,584	398,186
Loans held-for-sale	1,421	1,161	917	10,545	4,537
Total deposits	620,675	586,944	529,698	514,660	515,802
Short-term borrowings	28,204	3,969	8,642	8,056	9,507
Long-term debt	-	10,000	16,000	16,000	21,000
Total shareholders' equity	76,351	72,219	66,060	58,946	53,624

Operating data for the year ended:
Total interest income	$26,014	$24,844	$23,853	$23,994	$25,603
Total interest expense	2,529	2,917	2,968	3,354	4,761
Net interest income	23,485	21,927	20,885	20,640	20,842
Provision for loan losses	1,075	1,060	2,550	3,250	1,800
Net interest income after provision for loan losses	22,410	20,867	18,335	17,390	19,042
Other-than-temporary impairment	-	-	-	(136)	(246)
Other income	7,533	7,354	10,541	7,788	5,946
Other operating expense	21,022	19,703	19,119	18,581	18,052
Income before income taxes	8,921	8,518	9,757	6,461	6,690
Provision for income taxes	1,818	2,166	2,635	1,559	1,645
Net income	$7,103	$6,352	$7,122	$4,902	$5,045

Per share data:
Net income per share, basic	$2.91	$2.63	$3.03	$2.14	$2.28
Net income per share, diluted	$2.90	$2.62	$3.02	$2.14	$2.28
Dividends declared	$2,844	$2,667	$2,602	$2,283	$2,210
Dividends per share	$1.16	$1.10	$1.10	$1.00	$1.00
Book value per share	$31.25	$29.75	$27.62	$25.37	$23.78
Weighted-average shares outstanding	2,439,124	2,412,962	2,353,056	2,286,233	2,213,631
Shares outstanding	2,443,405	2,427,767	2,391,617	2,323,248	2,254,542

Ratios:
Return on average assets	1.00%	0.96%	1.15%	0.81%	0.85%
Return on average equity	9.55%	9.12%	11.70%	8.62%	10.01%
Net interest margin	3.70%	3.75%	3.80%	3.80%	3.89%
Efficiency ratio	64.40%	64.88%	64.99%	63.40%	65.47%
Expense ratio	1.86%	1.89%	1.87%	1.78%	2.04%
Allowance for loan losses to loans	1.71%	1.78%	1.87%	2.07%	2.00%
Dividend payout ratio	40.04%	41.99%	36.54%	46.56%	43.80%
Equity to assets	10.47%	10.68%	10.59%	9.80%	8.84%
Equity to deposits	12.30%	12.30%	12.47%	11.45%	10.40%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2015 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  As described in Notes 1 and 4 of the consolidated financial statements, incorporated by reference in Part II, Item 8, all of the Company’s investment securities are classified as available-for-sale (AFS).  AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (AOCI).

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

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2015 and 2014 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2015

and 2014 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 5.6% at December 31, 2014 to 5.0% at December 31, 2015, remaining at the lowest level since 2008.  The unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) dipped in December 2015 to its lowest level since before the recession.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2015 was 4.6%, a decline of 0.9 percentage points from 5.5% at December 31, 2014.  Both the labor force and employment increased to bring down the unemployment rate which is a good sign.  The median home values in the region declined 0.5% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to remain the same within the next year.  We believe market conditions are slowly improving in our region.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During 2015, our assets grew by 8% from deposit growth and retained net earnings, both of which were used to fund growth in the loan and securities portfolios.  Short-term borrowings were used to pay-off high cost long-term debt. In 2016, we expect to continue to grow all facets of loans, however concentrated  mostly within the commercial and consumer portfolios with funding provided by deposit growth.  We expect to grow the investment portfolio weighted heavier in mortgage-backed securities - an interest rate risk strategy in the event rates continue to rise.  The cash flow from these securities will provide liquidity to reinvest in higher yielding assets.  Funding will be provided from cash on hand, deposits, short-term borrowings and operations.

Non-performing assets represented 1.76% of total assets as of December 31, 2015, up from 1.18% at the prior year end.  Although non-performing assets increased during 2015, it was mostly due to the movement of one large commercial real estate loan to non-accrual status.  For 2016, we expect to improve asset quality including a decline in non-accrual loans and when necessary expeditiously control the ownership and subsequent disposition of foreclosed assets thereby minimizing the high cost and losses associated with property ownership.

We generated $7.1 million in net income in 2015,  up $0.7 million from $6.4 million in 2014.  In 2015, our larger and better positioned balance sheet contributed to the success of our earnings performance combined with the payoff of high-costing long-term debt.  The 2016 focus is to manage net interest income after years of a sustained low interest rate environment through a slowly rising rate environment that began in December 2015 by maintaining a reasonable spread.  The Company is also planning on implementing changes to deposit fees throughout 2016 to offset higher non-interest expenses.  From a financial condition and performance perspective, our mission for 2016 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our business services and to improve credit risk at tolerable levels thereby improving overall asset quality.

Finally, we will be closing our Eynon branch during the first quarter of 2016. Since the service area of the Peckville branch covers much of Eynon’s service area, there was an opportunity to realize an improved cost structure with minimal disruption to Eynon’s customers. The cost savings will be reallocated to help expand our branch network into Luzerne County where we see growth opportunities for all lines of business.

For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment..  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Though we expect interest rates to rise, we anticipate net interest margin to decline slightly in 2016.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points during December 2015. The move represented the first hike in rates by the FOMC in nearly a decade and expectations are for short-term rates to rise gradually throughout 2016, potentially pressuring deposit rate pricing.  The treasury yield curve is expected to undergo a bearish flattening over the forecast horizon.  Growth in all loan sectors at prudent loan pricing coupled with low funding costs, should help maintain an acceptable interest rate margin during 2016 and beyond.

Financial Condition

Consolidated assets increased $52.9 million, or 8%, to $729.4 million as of December 31, 2015  from $676.5 million at December 31, 2014.  The increase in assets occurred predominantly in the loan portfolio and to a lesser extent the investment portfolio utilizing available cash balances along with growth in deposits of $33.7 million and $4.3 million in retained earnings, net of dividends declared.  Short-term borrowings were used to fund the payoff of $10.0 million in long-term debt with the balance providing additional funding for the loan and investment portfolios.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2015	%	2014	%	2013	%
Cash and cash equivalents	$12,277	1.7%	$25,851	3.8%	$13,218	2.1%
Investment securities	125,232	17.2	97,896	14.5	97,423	15.6
Federal Home Loan Bank stock	2,120	0.3	1,306	0.2	2,640	0.4
Loans and leases, net	548,103	75.1	507,488	75.0	470,133	75.4
Bank premises and equipment	16,723	2.3	14,846	2.2	13,602	2.2
Life insurance cash surrender value	11,082	1.5	10,741	1.6	10,402	1.7
Other assets	13,821	1.9	18,357	2.7	16,407	2.6
Total assets	$729,358	100.0%	$676,485	100.0%	$623,825	100.0%

Liabilities:
Total deposits	$620,675	85.0%	$586,944	86.7%	$529,698	84.9%
Short-term borrowings	28,204	3.9	3,969	0.6	8,642	1.4
Long-term debt	-	-	10,000	1.5	16,000	2.6
Other liabilities	4,128	0.6	3,353	0.5	3,425	0.5
Total liabilities	653,007	89.5	604,266	89.3	557,765	89.4
Shareholders' equity	76,351	10.5	72,219	10.7	66,060	10.6
Total liabilities and shareholders' equity	$729,358	100.0%	$676,485	100.0%	$623,825	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%

2015	$52,873	8	$50,304	8	$33,731	6	$24,235	611	$(10,000)	(100)
2014	52,660	8	52,213	9	57,246	11	(4,673)	(54)	(6,000)	(38)
2013	22,300	4	30,087	6	15,038	3	586	7	-	-
2012	(5,217)	(1)	(1,690)	-	(1,142)	-	(1,451)	(15)	(5,000)	(24)
2011	45,069	8	37,257	7	33,354	7	959	11	-	-

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

The following table represents the components of total deposits as of December 31:

	2015		2014
(dollars in thousands)	Amount	%	Amount	%

Money market	$125,433	20.2%	$118,653	20.3%
Interest-bearing checking	132,598	21.4	124,009	21.1
Savings and clubs	115,668	18.6	110,282	18.8
Certificates of deposit	104,202	16.8	104,630	17.8
Total interest-bearing	477,901	77.0	457,574	78.0
Non-interest bearing	142,774	23.0	129,370	22.0
Total deposits	$620,675	100.0%	$586,944	100.0%

Total deposits increased $33.7 million, or  6%, from $586.9 million at December 31, 2014 to $620.6 million at December 31, 2015.  Growth in transaction accounts of $34.2 million, or 7%, offset a slight decline in CDs.  The Company has had success in executing on its model of developing new and strengthening existing relationships and offering periodic deposit promotions.  Money market deposits increased in part due to promotions which granted higher rates for a specific amount of time. The promotional events create opportunities to cross-sell all of the banks financial products and provides communication channels for establishing trust and financial service relationships thereby creating a stronger bond with existing customers and creating bonds with potential customers.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company’s focus of building a relationship of trust with its customers brought a few large deposits into the bank during 2015.  Although these deposits fluctuate depending on customer needs, the Company plans to continue to form these types of relationships with customers in order to grow the deposit base to fund loan growth and pay down overnight borrowings.  The Company expects moderate asset growth in 2016 funded primarily by growth in transactional deposits.

The market interest rate profile continues to be low with intermediate and long-term market rates falling below the 2013 levels.  Customers’ appetite for long-term deposit products continues to be non-existent with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continues to decrease; having declined $0.4 million, or less than 1%, from year-end 2014.  However, the Company took in $10 million in CDs from one public entity during 2015 so the run-off was much larger.  The Company expects CDs to continue to decline in 2016.  The Company’s relationship strategy resulted in a successful bid for a large public CD account, but otherwise the low rate environment has basically enticed customers to vacate the CD marketplace.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of creative CD campaigns with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of December 31, 2015 and 2014, CDARS represented $3.4 million, or 1%, and $7.7 million, or 1%, respectively, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2015 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,354	$8,470	$18,443	$18,513	$50,780
CDARS	2,306	1,120	-	-	3,426
Total CDs of $100,000 or more	7,660	9,590	18,443	18,513	54,206
CDs of less than $100,000	9,142	7,741	10,247	22,866	49,996
Total CDs	$16,802	$17,331	$28,690	$41,379	$104,202

Including CDARS, approximately 60% of the CDs, with a weighted-average interest rate of 0.70%, are scheduled to mature in 2016 and an additional 16%, with a weighted-average interest rate of 0.84%, are scheduled to mature in 2017.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2016, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2015	2014

Overnight borrowings	$22,289	$-
Securities sold under repurchase agreements	5,915	3,969
Total	$28,204	$3,969

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings increased $24.2 million during 2015.  These borrowings were used to pay off $10.0 million in long-term debt during the second quarter and also replaced declining balances is public deposits stemming from the Pennsylvania state budget impasse holding back state funding during the fourth quarter.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Long-term debt

As of December 31, 2014, long-term debt consisted of a single advance from the FHLB of $10.0 million bearing an interest rate of 5.26% scheduled to mature in 2016.  At the end of the second quarter of 2015, the Company paid off the long-term debt, due to its high interest rate relative to other available borrowing sources, and incurred a $0.6 million prepayment fee.  The pay-off was funded with short-term borrowings and for 2016 will reduce interest expense from long-term debt by approximately $0.4 million.  As of December 31, 2015, the Company had the ability to borrow an additional $186.4 million from the FHLB.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  Most of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of December 31, 2015, the carrying value of investment securities amounted to $125.2 million, or 17% of total assets, compared to $97.9 million, or 14% of total assets, at December 31, 2014.  On December 31, 2015,  55% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2015.  The AFS securities were recorded with a net unrealized gain of $3.3 million as of December 31, 2015 compared to a net unrealized gain of $4.1 million as of December 31, 2014, or a net reduction of $0.8 million during 2015.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the years ended December 31, 2015 and 2014, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2015, the carrying value of total investments increased $27.3 million, or 28%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the

Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with available cash holdings during the first half of 2015.  The Company expects to grow the portfolio and increase its relative size with a bias toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of total investment securities as of December 31 follows:

	2015		2014
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$69,415	55.4%	$45,870	46.9%
State & municipal subdivisions	36,885	29.5	37,033	37.8
Agency - GSE	18,386	14.7	14,398	14.7
Equity securities - financial services	546	0.4	595	0.6
Total	$125,232	100.0%	$97,896	100.0%

As of December 31, 2015, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s stockholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2015   are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$1,130	4.06%	$8,129	2.98%	$60,156	2.36%	$69,415	2.46%
State & municipal subdivisions	-	-	-	-	1,833	5.94	35,052	5.41	36,885	5.44
Agency - GSE	2,016	0.48	15,338	1.46	1,032	3.45	-	-	18,386	1.46
Total debt securities	$2,016	0.48%	$16,468	1.63%	$10,994	3.49%	$95,208	3.44%	$124,686	3.15%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $123 thousand and $90 thousand for the years ended December 31, 2015 and 2014, respectively.  The dividends were higher in 2015 because  the Company received a $57 thousand one-time special dividend during the first quarter.  The balance in FHLB stock was $2.1 million and $1.3 million as of December 31, 2015 and 2014, respectively.

Loans and leases

Relationship managers continued the progression from being  transaction focused to developing a mutually profitable full banking relationship.  The Company is cognizant of its marketplace, the character of retail and business clients and prospects, having developed products and services that are not only intended to benefit clients and the bank, but also the community which is important for success.  The Company’s service partners are experienced, trained and dedicated in order to achieve the Company’s mission of being a trusted financial advisor.  The loan portfolio has experienced controlled quality growth for 2015 with the expectation for 2016 projecting modest growth in the overall portfolio.  This growth is predicated upon, but not limited to, the local economy,  interest rate environment and how these factors will impact the demand for credit.

Net of loan participations, in 2015 the Company originated $28.7 million of commercial and industrial loans and $11.1 million of commercial real estate loans compared to $24.4 million and $15.1 million, respectively, in 2014.  Also, during 2015, the Company originated $61.9 million of residential real estate loans and $25.0 million of consumer loans, compared to $53.7 million and $33.0 million, respectively, in 2014.  Included in mortgage loans were $10.9 million of residential real estate construction lines in 2015 and $11.0 million in 2014.  In addition for 2015, the Company had  originations of lines of credit in the amounts of $50.7 million for commercial borrowers and $17.5 million in home equity and other consumer lines of credit.

Commercial and industrial and commercial real estate

Compared to year-end 2014, the commercial and industrial (C&I) loan portfolio increased  $22.4 million, or 28%, from $80.3 million to $102.7 million and the commercial real estate (CRE) loan portfolio increased $5.4 million, or 3%, from $196.5 million to $201.9 million as of  December 31, 2015.  This growth can be attributed to several factors including, customer retention, additional managerial relationship building efforts and marketing efforts to attract new  relationships.  We anticipate a 4.85% growth in the commercial loan portfolio during 2016.  The Company will remain focused on a teamwork approach, utilizing the knowledge of our relationship managers and branch personnel to grow existing relationships and targeting new prospects.

Consumer

The consumer loan portfolio grew $5.5 million, or 5%, from $109.5 million at December 31, 2014 to $115.0 million at December 31, 2015.  Growth in the portfolio was accelerated by seasonal home equity line of credit campaigns combined with consistent demand from automobile loans and leases.  Auto loan and lease growth was the result of focus on maintaining relationships with auto dealers.

Residential

The residential loan portfolio grew $7.6 million, or 6%, from $129.5 million at December 31, 2014 to $137.1 million at December 31, 2015.  The held to maturity portfolio grew $7.8 million, or 7%, from $119.2 million at December 31, 2014 to $127.0 million at December 31, 2015.  The held to maturity loan portfolio grew due to a mortgage loan modification program and incremental new loan originations throughout the year. The majority of modifications were 20 years or less in maturity to customers with high credit quality, documented payment history, and strong loan to value profiles.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$102,653	18.4%	$80,301	15.6%	$74,551	15.6%	$65,110	15.0%	$68,372	16.8%
Commercial real estate:
Non-owner occupied	95,745	17.2	94,771	18.4	89,255	18.7	81,998	18.9	79,475	19.6
Owner occupied	101,652	18.3	95,780	18.5	86,294	18.0	80,509	18.6	76,611	18.9
Construction	4,481	0.8	5,911	1.1	10,765	2.2	10,679	2.5	9,387	2.3
Consumer:
Home equity installment	30,935	5.6	32,819	6.4	34,480	7.2	32,828	7.6	36,390	9.0
Home equity line of credit	48,060	8.7	42,188	8.2	36,836	7.7	34,169	7.9	32,486	8.0
Auto and leases	29,758	5.3	27,972	5.4	22,261	4.7	17,411	4.0	13,539	3.3
Other	6,208	1.1	6,501	1.3	5,205	1.1	6,139	1.4	5,833	1.4
Residential:
Real estate	126,992	22.8	119,154	23.1	110,365	23.1	96,765	22.3	80,091	19.7
Construction	10,060	1.8	10,298	2.0	8,188	1.7	7,948	1.8	4,110	1.0
Gross loans	556,544	100.0%	515,695	100.0%	478,200	100.0%	433,556	100.0%	406,294	100.0%
Less:
Allowance for loan losses	(9,527)		(9,173)		(8,928)		(8,972)		(8,108)
Unearned lease revenue	(335)		(195)		(56)		-		-
Net loans	$546,682		$506,327		$469,216		$424,584		$398,186

Loans held-for-sale	$1,421		$1,161		$917		$10,545		$4,537

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2015.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$30,170	$26,079	$46,404	$102,653
Commercial real estate	37,615	90,288	69,494	197,397
Commercial real estate construction *	4,481	-	-	4,481
Residential real estate construction *	10,060	-	-	10,060
Total	$82,326	$116,367	$115,898	$314,591
*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2015:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$16,880	$28,280	$45,160
Variable interest rate	99,487	87,618	187,105
Total	$116,367	$115,898	$232,265

Non-refundable fees and costs associated with all loan originations are deferred.  Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2015, approximately 76% of the total loan portfolio was secured by real estate, down slightly from 78% as of December 31, 2014.  The Company considers this segment concentration to be normal.  The banking industry is affected by general economic conditions including, among other things, the effects of real estate values.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for all loan types and ensuring mortgage lending adheres to standards of secondary market compliance.

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

As of December 31, 2015 and 2014, loans HFS consisted of residential mortgages with carrying amounts of $1.4 million and $1.2 million, respectively, which approximated their fair values.  During the year ended December 31, 2015, residential mortgage loans with principal balances of $47.3 million were sold into the secondary market and the Company recognized net gains of $1.0 million, compared to $35.1 million and $0.6 million, respectively during the year ended December 31, 2014.  An increase in residential mortgage origination activities caused the increase in gains from loan sales in 2015 compared to 2014.  During 2015, the Company also recognized net gains of $0.2 million on the sale of nonmortgage loans.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At December 31, 2015 and 2014, the servicing portfolio balance of sold residential mortgage loans was $269.5 million and $256.8 million, respectively.

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

Through December 31, 2015, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

In order to substantiate flat reserve allocations for certain risk ratings on a recurring basis, management analyzed historical loss experience in those risk rating pools.  Management considered peer or industry averages in support of flat rates. However, the lack of consistency in those allowance methodologies rendered flat rate correlation to be inapplicable.  As a result, commencing on January 1, 2015 and going forward, the Bank applied the following updates to the Allowance for Loan and Lease Losses calculation:

•

Pass-5 rated loans are included in the loan pools that do not include impaired loans.  The Bank reasoned that Pass-5 rated loans did not present any substantive difference in historic loss experience than loans of similar or less risk.  Previously, Pass-5 rated loans carried a flat 2% reserve allocation.  The impact of this change reduced the reserve requirement by about $175 thousand.

•

Special Mention – 6 rated loans were changed from a flat 5% reserve allocation.  Management evaluated historical losses for 6 rated loans based on the greater of either the three (3) year moving average of historical loss experience in the 6 rated loan category OR an adjusted charge-off method.   In the adjusted charge-off method, the bank categorized any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans were compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool was then calculated for each commercial loan type to develop a relative percentage.  These relative percentages were quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  However, since Special Mention – 6 rated loans are by nature a transitional grade of risk rating, the actual losses incurred in this risk rating class was near 0%.  Therefore, management applied a loss factor that, in its opinion, fairly represents the actual risk of loss from loans so rated.  The impact of this change reduced the reserve requirement by about $23 thousand.

•

Substandard – 7 rated loans were changed from a flat 15% reserve allocation to pools that are based on historical losses.  Going forward, expected loss percentages will be based on the greater of either the three (3) year moving average of historical loss experience in the 7 rated loan category OR an adjusted charge-off method.   In the adjusted

charge-off method, the bank categorized any charge-off for any commercial loan in terms of what the risk rating on that charge-off (or charge-down) was in the same period 2 years prior.  Such loans were compared against the appropriate pool of loans by assigning the charged-off loan in the appropriate pool in the current period depending upon its risk rating 2 years prior.  Each pool was then calculated for each commercial loan type to develop a relative percentage.  These relative percentages were quantified in rolling 12 quarter averages and applied against the appropriate risk rating class.  The impact of this change reduced the reserve requirement by about $421 thousand.

•

Qualitative factors will be universally applied to all loans in all loan pools. Previously, this was not done for Special Mention - 6 rated and Substandard – 7 rated loans.  The impact of this change increased the reserve requirement by about $93 thousand.

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

Net charge-offs were $0.7 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively.  During the period ended December 31, 2015, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and commercial real estate loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.5 million as of December 31, 2015 and $9.2 million as of December 31, 2014.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2015		2014		2013		2012		2011

Balance at beginning of period	$9,173		$8,928		$8,972		$8,108		$7,898

Charge-offs:
Commercial and industrial	(25)		(309)		(56)		(185)		(128)
Commercial real estate	(432)		(239)		(2,091)		(1,335)		(699)
Consumer	(437)		(361)		(400)		(737)		(654)
Residential	(15)		(93)		(218)		(231)		(577)
Total	(909)		(1,002)		(2,765)		(2,488)		(2,058)

Recoveries:
Commercial and industrial	47		32		30		26		407
Commercial real estate	18		91		30		46		37
Consumer	95		30		110		30		17
Residential	28		34		1		-		7
Total	188		187		171		102		468
Net charge-offs	(721)		(815)		(2,594)		(2,386)		(1,590)
Provision for loan losses	1,075		1,060		2,550		3,250		1,800
Balance at end of period	$9,527		$9,173		$8,928		$8,972		$8,108

Allowance for loan losses to total loans	1.71%		1.78%		1.87%		2.07%		2.00%
Net charge-offs to average total loans outstanding	0.13%		0.16%		0.56%		0.56%		0.39%
Average total loans	$534,903		$495,758		$461,539		$426,636		$411,839
Loans 30 - 89 days past due and accruing	$3,707		$3,932		$5,268		$2,920		$4,358
Loans 90 days or more past due and accruing	$356		$1,060		$155		$1,723		$265
Non-accrual loans	$9,003		$4,215		$5,668		$12,121		$13,962
Allowance for loan losses to loans 90 days or more past due and accruing	26.76	x	8.65	x	57.60	x	5.21	x	30.55	x
Allowance for loan losses to non-accrual loans	1.06	x	2.18	x	1.58	x	0.74	x	0.58	x
Allowance for loan losses to non-performing loans	1.02	x	1.74	x	1.53	x	0.65	x	0.57	x

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

Allocation of the allowance among major categories of loans for the past five years, as well as the percentage of loans in each category to total loans, is summarized in the following table.  This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.  When present, the portion of the allowance designated as unallocated is within the Company’s guidelines:

	2015		2014		2013		2012		2011
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$5,014	36%	$4,672	38%	$4,253	39%	$4,908	40%	$3,979	41%
Commercial and industrial	1,336	18	1,052	16	944	15	922	15	1,221	17
Consumer	1,533	21	1,519	21	1,482	21	1,639	21	1,435	22
Residential real estate	1,407	25	1,316	25	1,613	25	1,503	24	1,051	20
Unallocated	237	-	614	-	636	-	-	-	422	-
Total	$9,527	100%	$9,173	100%	$8,928	100%	$8,972	100%	$8,108	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 66.6%, or $6.4 million, of the total allowance for loan losses at December 31, 2015, which represents a 4.2 percentage point increase from December 31, 2014. The increase in the commercial real estate and commercial and industrial allocation from December 31, 2014 to December 31, 2015 was mostly related to the addition of one large commercial non-owner occupied real estate loan into the non-accrual category.  The allocation to the consumer and mortgage categories of loans is adequate compared to the actual historical net charge-offs and qualitative adjustments. The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  Management provided the amount to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At December 31, 2015, non-performing assets represented 1.76% of total assets compared with 1.18% as of December 31, 2014.  This was a result of an increase in non-accrual loans and TDRs.  This increase was offset by a decrease in past due loans over 90-days and accruing and a decrease in ORE.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2015	2014	2013	2012	2011

Loans past due 90 days or more and accruing	$356	$1,060	$155	$1,723	$265
Non-accrual loans *	9,003	4,215	5,668	12,121	13,962
Total non-performing loans	9,359	5,275	5,823	13,844	14,227
Troubled debt restructurings	2,423	753	1,045	1,103	5,314
Other real estate owned and repossessed assets	1,074	1,972	2,086	1,607	1,169
Non-accrual securities	-	-	-	1,132	1,038
Total non-performing assets	$12,856	$8,000	$8,954	$17,686	$21,748

Total loans, including loans held-for-sale	$557,630	$516,661	$479,061	$444,101	$410,831
Total assets	$729,358	$676,485	$623,825	$601,525	$606,742
Non-accrual loans to total loans	1.61%	0.82%	1.18%	2.73%	3.40%
Non-performing loans to total loans	1.68%	1.02%	1.22%	3.12%	3.46%
Non-performing assets to total assets	1.76%	1.18%	1.44%	2.94%	3.58%

*  In the table above, the amount includes non-accrual TDRs of $0.9 million, $1.0 million, $1.1 million and $1.4 million as of 2014, 2013, 2012 and 2011, respectively.  There were no non-accrual TDRs as of December 31, 2015.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, increased $4.1 million, or 77%, from $5.3 million at December 31, 2014 to $9.4 million at December 31, 2015.  This increase is related mostly to the preemptive addition of one large commercial non-owner occupied loan to the non-accrual category of non-performing loans.  At December 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.4 million and consisted of eight loans to seven unrelated borrowers ranging from less than $1 thousand to $0.2 million.  At December 31, 2014, the portion of accruing loans that was over 90 days past due totaled $1.1 million and consisted of eleven loans to seven unrelated borrowers ranging from $2 thousand to $0.4 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2014, there were 46 loans to 41 unrelated borrowers ranging from less than $1 thousand to $0.9 million in the non-accrual category.  At December 31, 2015, there were 51 loans to 46 unrelated borrowers on non-accrual ranging from less than $1 thousand to $5.1 million.  At December 31, 2014, non-accrual loans totaled $4.2 million compared with $9.0 million at December 31, 2015, an increase of $4.8 million.  Non-accrual loans increased during the period ending December 31, 2015 for the following reasons:  $7.5 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.9 million were paid down or paid off; $0.6 million were charged off; $0.5 million were transferred to ORE, $0.1 million was moved back to accrual status and $0.6 million were sold in the secondary market.

The composition of non-performing loans as of December 31, 2015  is as follows:

	Gross	Past due 90	Non-	Total non-	% of
	loan	days or more	accrual	performing	gross
(dollars in thousands)	balances	and still accruing	loans	loans	loans
Commercial and industrial	$102,653	$12	$30	$42	0.04%
Commercial real estate:
Non-owner occupied	95,745	283	6,193	6,476	6.76%
Owner occupied	101,652	-	988	988	0.97%
Construction	4,481	-	226	226	5.04%
Consumer:
Home equity installment	30,935	-	167	167	0.54%
Home equity line of credit	48,060	-	512	512	1.07%
Auto loans and leases *	29,423	31	45	76	0.26%
Other	6,208	30	6	36	0.58%
Residential:
Real estate	126,992	-	836	836	0.66%
Construction	10,060	-	-	-	-
Loans held-for-sale	1,421	-	-	-	-

Total	$557,630	$356	$9,003	$9,359	1.68%

*Net of unearned lease revenue of $0.3 million.

Payments received from non-accrual loans are recognized on a cash method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of December 31, 2015 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $159 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $2.4 million at December 31, 2015, an increase of $0.8 million, from $1.6 million at December 31, 2014, due to the addition of five loans (4 CRE and 1 C&I) from 3 unrelated borrowers being classified as TDRs throughout the year.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	500	1,267	-	1,767
Sold	-	-	(604)	(604)
Pay downs / payoffs	-	(97)	(71)	(168)
Charge offs	-	-	(200)	(200)
Ending balance	$525	$1,898	$-	$2,423

As of and for the year ended December 31, 2014
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$35	$1,010	$967	$2,012
Advance on balance	-	1	1	2
Pay downs / payoffs	(10)	(283)	(93)	(386)
Ending balance	$25	$728	$875	$1,628

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.1 million at December 31, 2015 and $2.0 million at December 31, 2014.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2015		2014
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,961	12	$2,078	15

Additions	466	10	1,109	7
Pay downs	(1)		(5)
Write downs	(37)		(155)
Sold	(1,315)	(8)	(1,066)	(10)
Balance at end of period	$1,074	14	$1,961	12

As of December 31, 2015, ORE consisted of fourteen properties from thirteen unrelated borrowers totaling $1.1 million.  Six of these properties ($0.4 million) were added in 2015; three were added in 2014 ($0.1 million); two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); and one was added in 2011 ($0.1 million).  In addition, of the fourteen properties, nine ($0.8 million) were either listed for sale or awaiting listing, while the remaining properties (five totaling $0.3 million) are either in litigation, awaiting closing, have disposition plans or are undergoing renovations.

There were no other repossessed assets held-for-sale at December 31, 2015.  At December 31, 2014, other repossessed assets consisted of an automobile with a book value of $11 thousand which was sold during 2015.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.9 million during 2015.  The increase was due to the opening of a new branch and renovations to an existing branch which were completed during the second quarter of 2015.

Other assets

The $3.8 million decrease in other assets was due mostly to a $4.3 million decline in the net deferred tax assets due to an income tax refund and a $1.7 million decrease in construction in process due to the opening of a new branch during the second quarter of 2015. These items were partially offset by $2.1 million in higher residual values associated with recording new automobile leases, net of lease disposals.

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

Overview

For the year ended December 31, 2015, the Company generated net income of $7.1 million, or $2.90 per diluted share, compared to $6.4 million, or $2.62 per diluted share, for the year ended December 31, 2014.  For the year ended December 31, 2015, the Company produced $1.6 million higher net interest income compared to the year ended December 31, 2014.  The increase in net interest income combined with higher non-interest income was enough to offset a $1.3 million rise in non-interest expenses.  Net income was boosted higher by a reduction in the amount required to fund the income tax provision in 2015 compared to 2014.

For the year ended December 31, 2015, ROA and ROE were 1.00% and 9.55%, respectively, compared to 0.96% and 9.12% for the same period in 2014.    The increase in ROA and ROE was caused by higher net income during 2015.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $1.6 million, or 7%, from $21.9 million for the year ended December 31, 2014 to $23.5 million for the year ended December 31, 2015, with higher interest income and lower interest expense combining for the net increase.  Total average interest-earning assets increased $52.1 million and helped offset the negative impact of a fifteen basis point net reduction in their yields resulting in $1.2 million of growth in interest income.  In the loan portfolio, the Company experienced average balance growth of $39.1 million, which had the effect of producing $1.1 million of interest income, more than offsetting the $0.6 million negative impact of a 13 basis point lower yield earned thereon.  Though all loan portfolios showed more interest income from growth, the mortgage loan portfolio had the most accretive impact due to the Company’s mortgage modification program. This program offered mortgage customers, both secondary-market compliant and held for portfolio, shorter-termed loans with current interest rates for a flat fee.  Higher average balances of municipal and mortgage-backed securities produced $0.1 million in additional interest income from investments despite lower yields.  On the liability side, total interest-bearing liabilities grew $40.3 million on average but a thirteen basis point decline in the average rates paid offset the impact of this growth.  The reduction in average rate paid is due to the $10 million payoff of long- term debt carrying an interest rate of 5.26% during the second quarter of 2015 which reduced interest expense from borrowings by $0.6 million.  This decrease was partially offset by an increase of $0.2 million in interest expense paid on deposits due to higher average balances.  Interest expense from interest-bearing transaction deposits increased $0.3 million mostly due to higher average balances from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular certificates of deposit, or CDs, and contractual and negotiated rates.  The increase in interest expense from transaction deposits was partially offset by a $0.1 million decline in interest expense from CDs due to lower rates paid.

The fully-taxable equivalent (FTE) net interest rate spread and margin decreased by two and five basis points, respectively for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease in the spread was due to the yields on interest-earning assets declining faster than the rates paid on interest-bearing liabilities.  Though net interest income improved by $1.6 million, net interest margin declined due to lower yields earned on a higher average balance of interest-earning assets which was not fully offset by the reduction in interest expense.  The overall cost of funds, which includes the impact of non-interest bearing deposits, declined ten basis points for the year ended December 31, 2015 compared to the same period in 2014.  The principal reason for the decrease was the payoff of long-term debt.

During 2016, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression.  However for 2016, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate upward in December 2015, but it had a minimal effect on rates paid on funding sources.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2016, and when coupled with a proactive approach to deposit cost setting strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 51 basis points for the year ended December 31, 2015 or thirteen basis points lower than the cost for the year ended December 31, 2014.  The decline in the rate paid on borrowings was the reason for the reduction.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  Interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, began to rise at the end of 2015.  If rates continue to rise in 2016, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $0.4 million in 2015, and $0.3  million in 2014 and 2013, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2015			2014			2013
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,961	$26	0.27%	$10,074	$26	0.26%	$7,650	$22	0.29%
Investments:
Agency - GSE	17,779	227	1.27	16,321	233	1.43	16,077	151	0.94
MBS - GSE residential	63,964	953	1.49	52,903	855	1.62	49,238	582	1.18
State and municipal (nontaxable)	35,370	2,040	5.77	33,839	2,011	5.94	29,777	1,838	6.17
Other	1,687	150	8.89	2,571	120	4.67	9,041	90	1.00
Total investments	118,800	3,370	2.84	105,634	3,219	3.05	104,133	2,661	2.56
Loans and leases:
Commercial and commercial real estate (taxable)	264,127	11,844	4.48	251,922	11,604	4.61	235,986	11,566	4.90
Commercial and commercial real estate (nontaxable)	22,199	992	4.47	15,810	816	5.16	13,013	718	5.52
Consumer	67,623	3,760	5.56	65,460	3,661	5.59	58,593	3,504	5.98
Residential real estate	180,954	7,106	3.93	162,566	6,534	4.02	153,947	6,274	4.08
Total loans and leases	534,903	23,702	4.43	495,758	22,615	4.56	461,539	22,062	4.78
Federal funds sold	103	-	0.26	221	1	0.26	195	-	0.25
Total interest-earning assets	663,767	27,098	4.08%	611,687	25,861	4.23%	573,517	24,745	4.31%
Non-interest earning assets	49,075			49,172			45,255
Total assets	$712,842			$660,859			$618,772

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$113,394	$200	0.18%	$111,676	$216	0.19%	$108,850	$224	0.21%
Interest-bearing checking	131,004	315	0.24	107,063	196	0.18	87,230	123	0.14
MMDA	121,921	764	0.63	97,162	568	0.58	81,598	443	0.54
CDs < $100,000	59,804	464	0.78	66,871	603	0.90	75,729	779	1.03
CDs > $100,000	48,039	490	1.02	41,130	450	1.09	41,422	509	1.23
Clubs	1,692	3	0.19	1,615	3	0.16	1,583	3	0.16
Total interest-bearing deposits	475,854	2,236	0.47	425,517	2,036	0.48	396,412	2,081	0.52
Repurchase agreements	10,268	18	0.17	11,349	21	0.18	11,629	22	0.19
Borrowed funds	9,618	275	2.87	18,600	860	4.62	19,895	865	4.35
Total interest-bearing liabilities	495,740	2,529	0.51%	455,466	2,917	0.64%	427,936	2,968	0.69%
Non-interest bearing deposits	138,388			131,691			126,149
Non-interest bearing liabilities	4,306			4,075			3,802
Total liabilities	638,434			591,232			557,887
Shareholders' equity	74,408			69,627			60,885
Total liabilities and shareholders' equity	$712,842			$660,859			$618,772
Net interest income		$24,569			$22,944			$21,777

Net interest spread			3.57%			3.59%			3.62%
Net interest margin			3.70%			3.75%			3.80%
Cost of funds			0.40%			0.50%			0.54%

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

	Years ended December 31,
(dollars in thousands)	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$-	$-	$-	$6	$(2)	$4
Investments:
Agency - GSE	20	(26)	(6)	3	80	83
MBS - GSE residential	168	(70)	98	46	227	273
State and municipal	57	(36)	21	157	(74)	83
Other	(48)	80	31	(95)	124	29
Total investments	196	(53)	144	111	357	468
Loans and leases:
Residential real estate	726	(154)	572	347	(87)	260
Commercial and CRE	831	(475)	356	875	(773)	102
Consumer	119	(20)	99	393	(236)	157
Total loans and leases	1,676	(649)	1,027	1,615	(1,096)	519
Federal funds sold	(1)	-	(1)	-	-	-
Total interest income	1,872	(702)	1,170	1,732	(741)	991

Interest expense:
Deposits:
Savings	3	(19)	(16)	6	(14)	(8)
Interest-bearing checking	48	72	120	32	42	74
Money market	149	46	195	89	35	124
Certificates of deposit less than $100,000	(60)	(79)	(139)	(86)	(90)	(176)
Certificates of deposit greater than $100,000	70	(31)	39	(4)	(55)	(59)
Clubs	0	1	1	-	-	-
Total deposits	210	(10)	200	37	(82)	(45)
Repurchase agreements	(2)	(1)	(3)	-	(1)	(1)
Borrowed funds	(327)	(258)	(585)	(198)	193	(5)
Total interest expense	(119)	(269)	(388)	(161)	110	(51)
Net interest income	$1,991	$(433)	$1,558	$1,893	$(851)	$1,042

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the years ended December 31, 2015 and 2014, the Company recorded a provision for loan losses of $1.1 million each period, respectively.  During 2015, the Company identified $1.7 million in several new TDRs and $4.1 million in additional non-performing loans.  Except for $0.2 million of provision provided for one large non-accrual loan, collateral securing these impaired loans was considered sufficient to cover their respective net active principal balances.  Further, the Company improved its reserve methodology in 2015 to better align loss estimates with actual historical data.  Since the Company’s loss history has trended down in recent years, this offset the need for additional reserves that may otherwise have been required from a $40.4 million net increase in the total 2015 loan portfolio.  Consequently,  provision expense remained constant at $1.1 million for both 2015 and 2014, respectively. For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2015, non-interest income amounted to $7.5 million, a $0.2 million, or 2%, increase compared to $7.3 million recorded during the year ended December 31, 2014.  The increase in residential lending activity caused an additional $0.5 million in gains on the sale of loans at December 31, 2015 compared to the same period of 2014.  Trust income and interchange fees also contributed a combined $0.1 million to the increase.  Partially offsetting these items was $0.5 million fewer gains on the sale of investment securities.  The company sold securities at the end of 2014 and used the proceeds to pay off $6.0 million of long-term debt.

Other operating expenses

For the year ended December 31, 2015, total other operating expenses increased $1.3 million, or 7%, compared to the year ended December 31, 2014.  Salary and employee benefits contributed the most to the increase rising $0.6 million, or 6%, in 2015 compared to 2014.  The basis of the increase includes annual merit increases, staff additions, including the hiring of an executive officer during the second quarter of 2015, hiring new management level positions, replacing an existing management position, higher recognized employee incentives and an increase in group insurance from higher claims accruals.  Premises and equipment increased during the period by $0.1 million, or 3%.  Additional depreciation expense caused this increase due to assets placed in service for the new branch which opened during the second quarter of 2015.  Advertising and marketing experienced a $0.2 million, or 16%, increase due to a grand opening and re-opening celebration for 2 branches as well as a cash bonus associated with checking/savings summer and fall campaigns.  There was also $0.1 million more in donations made to educational improvement programs in 2015.  Professional services were up $0.3 million, or 19%, during 2015 compared to 2014 due to the implementing of an enterprise risk management program, an architectural design study completed in 2015 and higher audit expense due to a trust audit and additional compliance review services.  Data processing and communications expense increased $0.2 million during 2015 compared to 2014 because of fees incurred from outsourcing the Company’s data processing.  The Company also incurred $0.1 million more long-term debt prepayment fees in 2015 than 2014.  The Company paid off $10.0 million of long-term debt in 2015 compared to a pay down of $6.0 million during 2014.  During 2015, the Company incurred $81 thousand in losses on the reacquisition of previously sold loans that were not recognized in 2014.  Offsetting these items, other real estate owned (ORE) expense decreased $0.1 million during 2015 compared to the same period in 2014.  ORE expense decreased mostly due to a few subsequent write-downs taken on ORE properties during 2014.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2015 and 2014 were 1.86% and 1.89%, respectively.  The expense ratio, which excludes non-recurring expenses,  decreased due mostly to higher average assets during the year ended December 31, 2015 compared to the year ended December 31, 2014 which were able to absorb the higher expenses.

Provision for income taxes

The Company’s effective income tax rate approximated 20.4% in 2015 and 25.4% in 2014.  The difference between the effective rate and the enacted statutory corporate rate of 34% is due mostly to the effect of tax exempt income in relation to the level of pre-tax income.  In 2015, the Company had a higher amount of tax exempt income and a higher amount of pre-tax income subject to the 34% statutory income tax rate compared to the year ended December 31, 2014.  The provision for income taxes decreased $0.4 million, or 16%, from $2.2 million at December 31, 2014 to $1.8 million at December 31, 2015.  During an audit by the Internal Revenue Service, management discovered additional tax basis on trust preferred securities that were sold during 2013 that was inadvertently omitted from the basis reported on the 2013 tax return.  After the basis was corrected, the tax loss that was realized during 2013 and carried back to the 2011 and 2012 tax returns increased.  An audit adjustment was made which resulted in recording a $0.4 million credit for income taxes during the second quarter of 2015.  This adjustment coupled with a lower effective tax rate for 2015 from additional expenses reducing the level of pre-tax income caused the lower provision for income taxes.

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

Funds Provided:

Deposits

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

The market interest rate profile continued to be low with intermediate and long-term market rates falling below the 2013 levels.  Customers’ appetite for long-term deposit products continued to be non-existent with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continued to decrease; having declined $9.1 million, or 8%, from year-end 2013.  The Company had a minor amount of success with its CD promotions but the low rate environment basically enticed customers to vacate the CD marketplace.

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

In December 2014, the Company paid down $6.0 million of its outstanding long-term debt and incurred a prepayment fee of $0.5 million.  The transaction was funded with deposit growth and for 2015 reduced interest expense from long-term debt by approximately $0.3 million.  As of December 31, 2014, the Company had the ability to borrow an additional $181.5 million from the FHLB.

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2014 were as follows:

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

Loans and leases

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

Commercial and industrial and commercial real estate

Compared to year-end 2013, the commercial and industrial (C&I) loan portfolio increased $5.7 million, or 8%, from $74.6 million to $80.3 million and the commercial real estate (CRE) loan portfolio increased $10.2 million, or 5%, from $186.3 million to $196.5 million as of December 31, 2014.  Our sales management program, knowledgeable and dedicated team of relationship managers and cash management specialists, along with the strong support of back office partners resulted in a steady growth in the commercial loan portfolio over four years increasing $22.5 million or 9%, from $254.3 million in 2010 to $276.8 million in 2014.

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

Residential

The residential loan portfolio grew $10.9 million, or 9%, from $118.6 million at December 31, 2013 to $129.5 million at December 31, 2014.  Incremental originations, primarily within the scope of the Company’s residential mortgage loan modification program targeting loans of relatively short duration – 15 years or less, had reasonable success in light of contravening market factors including a volatile mortgage loan interest rate environment.

As of December 31, 2014, approximately 78% of the total loan portfolio was secured by real estate, down slightly from 79% as of December 31, 2013.

Loans held-for-sale

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

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 62.4%, or $5.7 million, of the total allowance for loan losses at December 31, 2014, which represented a 4.2 percentage point increase from December 31, 2013. The increase in the commercial real estate and commercial and industrial allocation from December 31, 2013 to December 31, 2014 was mostly related to growth in that portion of the loan portfolio during the year.

Non-performing assets

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

At December 31, 2013, there were 47 loans to 37 unrelated borrowers ranging from less than $1 thousand to $1.0 million in the non-accrual category.  At December 31, 2014 there were 46 loans to 41 unrelated borrowers on non-accrual ranging from less than $1 thousand to $0.9 million.  At December 31, 2014, non-accrual loans totaled $4.2 million compared with $5.7 million at December 31, 2013, a decrease of $1.5 million.  Non-accrual loans decreased during the period ending December 31, 2014 for the following reasons:  $2.8 million in new non-accrual loans plus capitalized expenditures on these loans were added; $1.2 million were paid down or paid off; $0.7 million were charged off; $1.2 million were transferred to ORE; $0.2 million of loans were returned to performing status.  In addition, $1.0 million of non-accrual loans were transferred from loans to premises and equipment.

If the non-accrual loans that were outstanding as of December 31, 2014 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $176 thousand.

TDRs aggregated $1.6 million at December 31, 2014, a decrease from $2.0 million at December 31, 2013, the result of payoffs during 2014.

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $2.0 million at December 31, 2014 and $2.1 million at December 31, 2013.  As of December 31, 2014, ORE consisted of twelve properties from eleven unrelated borrowers totaling $2.0 million.  Six of these properties ($1.0 million) were added in 2014; two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); one was added in 2011 ($0.2 million) and one was added in 2010 ($0.3 million).  In addition, of the twelve properties, seven ($1.2 million) were listed for sale, while the remaining properties (five with approximately $0.8 million in total) were in litigation, awaiting closing and disposition plans or undergoing eviction proceedings.

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

Results of Operations

Overview

For the year ended December 31, 2014, the Company generated net income of $6.4 million, or $2.62 per diluted share, compared to $7.1 million, or $3.02 per diluted share, for the year ended December 31, 2013.  The 2013 earnings included a $1.9 million after tax gain from the sale of the Company’s entire portfolio of pooled trust preferred securities.  In 2014, other operating expenses included a $0.3 million after tax prepayment fee from the early pay down of a portion of long-term debt.  For the year ended December 31, 2014, the Company produced $1.0 million higher net interest income and had $1.5 million lower provisions for loan losses, compared to the year ended December 31, 2013.  In addition to the lower gains from securities, gains recognized from the sales of residential mortgage loans declined $0.7 million from a less robust mortgage origination market.

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

Provision for loan losses

For the twelve months ended December 31, 2014, the Company recorded provisions for loan losses of $1.1 million, a $1.5 million decrease, compared to $2.6 million of provisions recorded during the twelve months ended December 31, 2013.  Management was able to reduce the provision expense in 2014 because of improved credit quality as evidenced by a reduction in non-performing loans.  Although the volume of loans increased during the twelve months ended December 31, 2014, in 2013 the portfolio contained some large commercial loans during which time, specific reserves were provided.  Those loans were no longer present in 2014.  Non-performing loans declined from $5.8 million as of December 31, 2013 to $5.3 million as of December 31, 2014, a $0.5 million decrease.  The $1.1 million provision expense through December 31, 2014 was made to support loan growth in the period, protect against inherent losses that exist in the portfolio and reinforce the allowance for the potential credit risks that still exist from an uncertain local economic climate.  The allowance for loan losses was $9.2 million as of December 31, 2014 compared to $8.9 million as of December 31, 2013.

Other income

For the year ended December 31, 2014, non-interest income amounted to $7.4 million, a $3.1 million, or 30%, decrease compared to $10.5 million recorded during the year ended December 31, 2013. There were $2.6 million less gains recognized from sales of investment securities in 2014 compared to 2013.  Security gains in 2013 included $2.9 million of net gains from the sale of the entire portfolio of pooled trust preferred securities.  In addition, the high volume of residential loan refinance activity, molded by the prevailing low interest rate environment, continued to abate as many existing mortgage holders as well as new home owners had taken advantage of this rare economic event.  Accordingly, the volume of residential loans sold into the secondary market declined resulting in a $0.8 million decline in gains from their sales in the year ended December 31, 2014 compared to the same 2013 period.  In conjunction with the decline in mortgage activity were lower mortgage service charges of approximately $0.2 million.  Partially offsetting these items were: higher net servicing fees from previously sold loans, interchange fees, appreciated value of the Company’s BOLI, fees for providing trust services, automobile lease acquisition fees and rental income.

Other operating expenses

For the year ended December 31, 2014, total other operating expenses increased $0.6 million, or 3%, compared to the year ended December 31, 2013.  Salary and employee benefits increased $0.5 million, or 5%, in 2014 compared to 2013.  The increase stemmed from select staff replacements at higher salary levels early in 2014, the filling of a senior level position at the beginning of the second quarter of 2014 that was vacant for most of 2013, annual merit increases,  one-time salary increases awarded to employees in the normal course of performance management, higher recognized employee incentives and an increase in group insurance from a spike in fourth quarter self-insured claims and higher costs to administer the group insurance plan.  Premises and equipment increased during the period by $0.1 million, or 4%.  New technology, core system maintenance increases and the extreme winter weather conditions in 2014 all required additional expenditures for equipment and facility maintenance compared to 2013.  The Company incurred a $0.5 million expense related to the pay down of $6.0 million of its long-term advance with the FHLB in December 2014.  There were no prepayment fees incurred in 2013.  The $0.1 million, or 5%, increase in advertising and marketing during the year ended December 31, 2014 compared to the same 2013 period was essentially caused by a timing difference in educational contributions, partially offset by lower spending for multi-media Company branding and the community initiative project in 2013 that did not recur in 2014.  Professional services were up $0.1 million, or 5%, during 2014 compared to 2013 due to a single over-accrual adjustment having the effect of lowering the 2013 expenses and additional professional services for corporate related legal fees for services performed in 2014 compared to 2013.  Offsetting these items, other real estate owned (ORE) expense decreased $0.3 million, or 43%, during 2014 compared to the same period in 2013.  ORE expense decreased largely due to smaller property write downs to fair value and shorter holding periods for ORE properties in 2014 compared to 2013.  Lower loan-to-value and greater market appeal reduced average holding periods and shorter holding periods in turn reduced carrying costs on ORE properties in 2014 compared to 2013.  Collection expense decreased by $0.3 million, or 57%, in 2014 because the Company required less legal services from outside attorneys in resolving problem loans than was required in 2013.  A lower assessment rate caused the FDIC insurance premium to decrease $0.1 million, or 23%, during the year ended December 31, 2014 compared to the same 2013 period.

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

Provision for income taxes

The Company’s effective income tax rate approximated 25.4% in 2014 and 27.0% in 2013.  The difference between the effective rate and the enacted statutory corporate rate of 34% is due mostly to the effect of tax exempt income in relation to the level of pre-tax income.  In 2014, the Company had a higher amount of tax exempt income and a lower amount of pre-tax income subject to the 34% statutory income tax rate compared to the year ended December 31, 2013..

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

The following table presents, as of December 31, 2015, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$62,823	$23,527	$16,551	$1,301	$104,202
Short-term borrowings	28,204	-	-	-	28,204
Operating leases	248	499	496	3,932	5,175
Commitments:
Letters of credit	2,694	5,124	-	360	8,178
Loan commitments (2)	26,959	-	-	-	26,959
Total	$120,928	$29,150	$17,047	$5,593	$172,718
(1)	Includes certificates in the CDARS program.
(2)

Available credit to borrowers in the amount of $82.7 million is excluded from the above table since, by its nature, the borrowers may not have the  need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  The Company’s Total Risk Adjusted Capital Ratio was 15.0%, Tier I Common Equity was 13.7%, Tier I Capital Ratio was 13.7% and Leverage Ratio was 10.2% as of December 31, 2015.  Additional information with respect to capital requirements is contained in Note 15, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year ended December 31, 2015, total shareholders' equity increased $4.1 million, or 6%, due principally from the $7.1 million in net income added into retained earnings.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.3 million from stock options exercised and stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by the $0.5 million, after tax reduction in the net unrealized gain position in the Company’s investment portfolio and $2.8 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 40% for the year ended December 31, 2015.  The balance of earnings is retained to further strengthen the Company’s capital position.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash		DRP	Changes in
	Net	dividends	Earnings	and ESPP	AOCI and	Capital
(dollars in thousands)	income	declared	retained	infusion	other changes	retained
2015	$7,103	$(2,844)	$4,259	$102	$(229)	$4,132
2014	6,352	(2,667)	3,685	763	1,711	6,159
2013	7,122	(2,602)	4,520	1,479	1,115	7,114
2012	4,902	(2,283)	2,619	1,342	1,361	5,322
2011	5,045	(2,210)	2,835	1,284	2,731	6,850

As of December 31, 2015, the Company reported a net unrealized gain position of $2.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.7 million as of December 31, 2014.  The decline during 2015 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2015, the Company purchased all of the shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of December 31, 2015, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2015, the Company used $13.6 million of cash.  During the period, the Company’s operations provided approximately $15.7 million mostly from $25.1 million of net cash inflow from the components of net interest income, a $3.2 million income tax refund in the second quarter of 2015 and $2.2 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $12.2 million, $0.4 million of estimated income tax payments and a $2.1 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, growth in deposits and short-term borrowings were used to fund loan growth, replace maturing and cash runoff of investment securities, reduce long-term debt and net dividend payments.  The growth in the loan portfolio occurred in all sectors and the Company expects to continue growth in the loan portfolio sectors during 2016 funded by deposit growth.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

As of December 31, 2015, the Company maintained $12.3 million in cash and cash equivalents and $126.7 million of investments AFS and loans HFS.  Also as of December 31, 2015, the Company had approximately $186.4 million available to borrow from the FHLB, $21.0 million from correspondent banks, $30.6 million from the FRB and $36.5 million from the CDARS program.  The combined total of $413.5 million represented 57% of total assets at December 31, 2015.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2015, the Company maintained a one-year cumulative gap of positive (asset sensitive) $36.4 million, or 5%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2015:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$22	$-	$-	$12,255	$12,277
Investment securities (1)(2)	4,293	14,738	31,791	76,530	127,352
Loans and leases(2)	194,404	84,422	134,466	134,811	548,103
Fixed and other assets	-	11,082	-	30,544	41,626
Total assets	$198,719	$110,242	$166,257	$254,140	$729,358
Total cumulative assets	$198,719	$308,961	$475,218	$729,358

Non-interest-bearing transaction deposits (3)	$-	$14,292	$39,234	$89,248	$142,774
Interest-bearing transaction deposits (3)	147,083	20,136	138,212	68,268	373,699
Certificates of deposit	16,802	46,021	23,527	17,852	104,202
Repurchase agreements	5,915	-	-	-	5,915
Short-term borrowings	22,289	-	-	-	22,289
Other liabilities	-	-	-	4,128	4,128
Total liabilities	$192,089	$80,449	$200,973	$179,496	$653,007
Total cumulative liabilities	$192,089	$272,538	$473,511	$653,007

Interest sensitivity gap	$6,630	$29,793	$(34,716)	$74,644
Cumulative gap	$6,630	$36,423	$1,707	$76,351

Cumulative gap to total assets	0.9%	5.0%	0.2%	10.5%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 2015 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2015 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.9%	(2.1)%
Net income	8.2	(5.3)
Economic value at risk:
Economic value of equity	(7.6)	(22.3)
Economic value of equity as a percent of total assets	(1.1)	(3.1)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2015, the Company’s risk-based capital ratio was 15.0%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2016, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$25,241	$707	2.9%
+100 basis points	24,803	269	1.1
Flat rate	24,534	-	-
-100 basis points	24,279	(255)	(1.0)
-200 basis points	24,016	(518)	(2.1)

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act (SOX), also known as the “Public Company Accounting Reform and Investor Protection Act,” was established in 2002 and introduced major changes to the regulation of financial practice. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. SOX is applicable to all companies with equity or debt securities that are either registered, or file reports under the Securities Exchange Act of 1934. In particular, SOX establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) increased civil and criminal penalties for violations of the securities laws.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

•	well capitalized;
•	adequately capitalized;
•	undercapitalized;
•	significantly undercapitalized, and
•	critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency.

Recent Legislation and Rulemaking

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations began on January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014.  The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8% (no change from current rule).
•	A minimum leverage ratio of 4%.

In addition, the final rules established a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital.  The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.  The Company made the opt-out election in the first call report or FR Y-9 series report that was filed after the financial institution became subject to the final rule.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios.  Though the national economy is improving, the local operating environment continues to be challenging.  Though short-term interest rates have been at or near historic lows, we expect them to continue to slowly rise in 2016.  Today, long-term rates are at levels below those observed at year-end 2013.  During 2016, the flattening of the U.S. Treasury yield curve appears to be more probable, further pressuring earning spreads.  Though the interest rate curve is positively sloped, these two factors pressure interest-rate margin.  The national prime rate has held steady at 3.25% for seven years and had finally been increased during December 2015.  The employment statistics in our region have improved in the fourth quarter of 2015 with the local unemployment rate falling to pre-recession levels.  In our region, softness persists in the residential housing market with the  median home value 0.5% lower than the end of 2014 and competition for business and retail loans and deposits is fierce.  We believe market conditions are slowly improving but we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.

We have audited the accompanying Consolidated Balance Sheet of Fidelity D & D Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015 and the related consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the year then ended.  These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania

March 17, 2015

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2015	2014
Assets:
Cash and due from banks	$12,259	$11,808
Interest-bearing deposits with financial institutions	18	14,043
Total cash and cash equivalents	12,277	25,851
Available-for-sale securities	125,232	97,896
Federal Home Loan Bank stock	2,120	1,306
Loans and leases, net (allowance for loan losses of
$9,527 in 2015; $9,173 in 2014)	546,682	506,327
Loans held-for-sale (fair value $1,444 in 2015, $1,186 in 2014)	1,421	1,161
Foreclosed assets held-for-sale	1,074	1,972
Bank premises and equipment, net	16,723	14,846
Cash surrender value of bank owned life insurance	11,082	10,741
Accrued interest receivable	2,210	2,086
Other assets	10,537	14,299
Total assets	$729,358	$676,485
Liabilities:
Deposits:
Interest-bearing	$477,901	$457,574
Non-interest-bearing	142,774	129,370
Total deposits	620,675	586,944
Accrued interest payable and other liabilities	4,128	3,353
Short-term borrowings	28,204	3,969
Long-term debt	-	10,000
Total liabilities	653,007	604,266
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,443,405 in 2015; and 2,427,767 in 2014)	26,700	26,272
Retained earnings	47,463	43,204
Accumulated other comprehensive income	2,188	2,743
Total shareholders' equity	76,351	72,219
Total liabilities and shareholders' equity	$729,358	$676,485

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

(dollars in thousands except per share data)	2015	2014	2013
Interest income:
Loans and leases:
Taxable	$22,710	$21,799	$21,344
Nontaxable	654	538	474
Interest-bearing deposits with financial institutions	26	26	22
Investment securities:
U.S. government agency and corporations	1,180	1,088	732
States and political subdivisions (nontaxable)	1,301	1,280	1,197
Other securities	143	112	83
Federal funds sold	-	1	1
Total interest income	26,014	24,844	23,853
Interest expense:
Deposits	2,236	2,036	2,081
Securities sold under repurchase agreements	18	21	22
Other short-term borrowings and other	20	8	12
Long-term debt	255	852	853
Total interest expense	2,529	2,917	2,968
Net interest income	23,485	21,927	20,885
Provision for loan losses	1,075	1,060	2,550
Net interest income after provision for loan losses	22,410	20,867	18,335
Other income:
Service charges on deposit accounts	1,688	1,778	1,863
Interchange fees	1,375	1,324	1,222
Fees from trust fiduciary activities	739	674	630
Fees from financial services	504	545	558
Service charges on loans	809	750	899
Fees and other revenue	832	741	472
Earnings on bank-owned life insurance	342	339	337
Gain (loss) on sale or disposal of:
Loans	1,191	645	1,402
Investment securities	80	599	3,168
Premises and equipment	(27)	(41)	(10)
Total other income	7,533	7,354	10,541
Other expenses:
Salaries and employee benefits	10,476	9,877	9,363
Premises and equipment	3,590	3,501	3,352
Advertising and marketing	1,482	1,279	1,223
Professional services	1,631	1,368	1,303
FDIC assessment	397	358	464
Loan collection	160	224	514
Other real estate owned	205	344	603
Office supplies and postage	434	461	461
Automated transaction processing	615	627	590
FHLB prepayment fee	570	457	-
Data processing and communication	582	402	378
Other	880	805	868
Total other expenses	21,022	19,703	19,119
Income before income taxes	8,921	8,518	9,757
Provision for income taxes	1,818	2,166	2,635
Net income	$7,103	$6,352	$7,122
Per share data:
Net income - basic	$2.91	$2.63	$3.03
Net income - diluted	$2.90	$2.62	$3.02
Dividends	$1.16	$1.10	$1.10

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2015	2014	2013

Net income	$7,103	$6,352	$7,122

Other comprehensive income (loss), before tax:
Unrealized holding (loss) gain on available-for-sale securities	(761)	2,878	(946)
Reclassification adjustment for net gains realized in income	(80)	(599)	(63)
Net unrealized (loss) gain	(841)	2,279	(1,009)
Tax effect	286	(775)	343
Unrealized (loss) gain, net of tax	(555)	1,504	(666)
Non-credit-related impairment gain on investment securities not expected to be sold	-	-	5,634
Reclassification adjustment for net gains realized in income	-	-	(3,105)
Net non-credit-related impairment gain on investment securities	-	-	2,529
Tax effect	-	-	(860)
Non-credit-related impairment gain on investment securities, net of tax	-	-	1,669
Other comprehensive (loss) income, net of tax	(555)	1,504	1,003
Total comprehensive income, net of tax	$6,548	$7,856	$8,125

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2015, 2014 and 2013
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2012	2,323,248	$23,711	$34,999	$236	$58,946
Net income			7,122		7,122
Other comprehensive income				1,003	1,003
Issuance of common stock through Employee Stock Purchase Plan	4,256	78			78
Issuance of common stock through Dividend Reinvestment Plan	63,979	1,401			1,401
Issuance of common stock from vested restricted share grants through stock compensation plans	134
Stock-based compensation expense		112			112
Cash dividends declared			(2,602)		(2,602)
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			6,352		6,352
Other comprehensive income				1,504	1,504
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	26,527	683			683
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		207			207
Cash dividends declared			(2,667)		(2,667)
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			7,103		7,103
Other comprehensive loss				(555)	(555)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Issuance of common stock through exercise of stock options	3,500	101			101
Stock-based compensation expense		225			225
Cash dividends declared			(2,844)		(2,844)
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2015	2014	2013

Cash flows from operating activities:
Net income	$7,103	$6,352	$7,122
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,566	3,137	3,323
Provision for loan losses	1,075	1,060	2,550
Deferred income tax expense	1,645	156	6,166
Stock-based compensation expense	225	207	112
Proceeds from sale of loans held-for-sale	48,356	35,248	83,928
Originations of loans held-for-sale	(46,131)	(35,058)	(70,436)
Earnings from bank-owned life insurance	(342)	(339)	(337)
Net gain from sales of loans	(1,191)	(645)	(1,402)
Net gain from sales of investment securities	(80)	(599)	(2,979)
Net loss from sale and write-down of foreclosed assets held-for-sale	45	103	418
Net loss from disposal of equipment	27	42	10
Change in:
Accrued interest receivable	(124)	(17)	(89)
Other assets	776	(1,677)	(4,928)
Accrued interest payable and other liabilities	775	(72)	(398)
Net cash provided by operating activities	15,725	7,898	23,060

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	-	187	-
Proceeds from maturities, calls and principal pay-downs	-	3	112
Available-for-sale securities:
Proceeds from sales	15,431	20,939	17,651
Proceeds from maturities, calls and principal pay-downs	20,233	13,611	25,684
Purchases	(65,421)	(33,639)	(37,109)
(Increase) decrease in FHLB stock	(814)	1,334	(16)
Net increase in loans and leases	(43,885)	(40,547)	(52,956)
Acquisition of bank premises and equipment	(1,596)	(2,970)	(1,038)
Proceeds from sale of bank premises and equipment	52	-	-
Proceeds from sale of foreclosed assets held-for-sale	1,376	1,149	1,483
Net cash used in investing activities	(74,624)	(39,933)	(46,189)

Cash flows from financing activities:
Net increase in deposits	33,731	57,245	15,038
Net increase (decrease) in short-term borrowings	24,235	(4,673)	586
Repayment of long-term debt	(10,000)	(6,000)	-
Proceeds from employee stock purchase plan participants	102	80	78
Exercise of stock options	101	-	-
Dividends paid, net of dividends reinvested	(2,844)	(2,088)	(1,596)
Proceeds from dividend reinvestment plan participants	-	104	395
Net cash provided by financing activities	45,325	44,668	14,501
Net (decrease) increase in cash and cash equivalents	(13,574)	12,633	(8,628)
Cash and cash equivalents, beginning	25,851	13,218	21,846

Cash and cash equivalents, ending	$12,277	$25,851	$13,218

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

The Company’s investment securities are comprised of a variety of financial instruments.  The fair values of the securities are subject to various risks including changes in the interest rate environment and general economic conditions including illiquid conditions in the capital markets.  Due to the increased level of these risks and their potential impact on the fair values of the securities, it is possible that the amounts reported in the accompanying financial statements could materially change in the near-term.  Any credit-related impairment is included as a component of non-interest income in the consolidated income statements while non-credit-related impairment is charged to other comprehensive income, net of tax.

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  The Company did not have any held-to-maturity securities at December 31, 2015 or 2014.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2015, 2014 or 2013.

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

MORTGAGE BANKING OPERATIONS AND MORTGAGE SERVICING RIGHTS

The Company sells one-to-four family residential mortgage loans on a  serving retained basis.  On a loan sold where servicing was retained, the Company determines at the time of sale the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.  If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a mortgage servicing asset is recorded.

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan.  The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in gains or losses on sales of loans.  The fair value of these derivative instruments was not significant at December 31, 2015 and 2014.

Servicing assets are reported in other assets and amortized in proportion to and over the period during which estimated servicing income will be received.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Loan servicing income is recorded when earned and represents servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company has fiduciary responsibility for related escrow and custodial funds.

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets.  For sales of mortgage loans originated by the Company, a portion of the cost of originating the loan is allocated to the servicing retained right based on fair value.  Capitalized servicing rights are amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Remaining servicing rights are charged against income upon payoff of the loan.  Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

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

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the

Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

LOAN FEES AND COSTS

Nonrefundable loan origination fees and certain direct loan origination costs are recognized as a component of interest income over the life of the related loans as an adjustment to yield.  The unamortized balance of the deferred fees and costs are included as components of the loan balances to which they relate.

BANK PREMISES AND EQUIPMENT

Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property.  Rent expense is recognized on the straight-line method over the term of the lease.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including bank premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  For tax positions not meeting the more likely than not threshold, no tax benefit is recorded.  Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2015, 2014 or 2013, respectively.

COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.

For the years ended December 31, 2015, 2014, and 2013, the Company paid interest of $2.5 million, $2.9 million and $3.0 million, respectively.  For the years ended December 31, 2015, 2014, and 2013, the Company paid income taxes of $0.4 million, $1.7 million and $1.3 million, respectively.  For the years ended December 31, 2015, 2014 and 2013, the Company had a net change in unrealized (losses) gains on available for sale securities of ($0.8 million), $2.3 million and $1.5 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $0.6 million, $1.2 million and $2.4 million in 2015, 2014, and 2013, respectively.  Transfers from loans to loans held-for-sale amounted to $2.1 million, $0.2 million and $3.7 million in 2015, 2014 and 2013, respectively.  During 2014, transfers from loans to bank premises and equipment amounted to $1.0 million.  There were no transfers from loans to bank premises and equipment in 2015 or 2013.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2013 and 2014 financial statements to conform to the 2015 presentation with no impact on total equity or net income.

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2015  and 2014 were $1.0 million, respectively, for both years.

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

As of and for the year ended December 31, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive loss before reclassifications, net of tax	(502)	(502)
Amounts reclassified from accumulated other comprehensive income, net of tax	(53)	(53)
Net current-period other comprehensive loss	(555)	(555)
Ending balance	$2,188	$2,188

As of and for the year ended December 31, 2014

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$1,239	$1,239

Other comprehensive income before reclassifications, net of tax	1,899	1,899
Amounts reclassified from accumulated other comprehensive income, net of tax	(395)	(395)
Net current-period other comprehensive income	1,504	1,504
Ending balance	$2,743	$2,743

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated		Affected line item in the statement
(dollars in thousands)	other comprehensive income		where net income is presented
	Years ended
	December 31,
	2015	2014

Unrealized gains on AFS securities	$80	$599	Gain on sale of investment securities
	(27)	(204)	Provision for income taxes
Total reclassifications for the period	$53	$395	Net income

4.INVESTMENT SECURITIES

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2015
Available-for-sale securities:
Agency - GSE	$18,374	$36	$(24)	$18,386
Obligations of states and political subdivisions	34,599	2,310	(24)	36,885
MBS - GSE residential	68,648	1,066	(299)	69,415

Total debt securities	121,621	3,412	(347)	124,686

Equity securities - financial services	295	251	-	546

Total available-for-sale securities	$121,916	$3,663	$(347)	$125,232

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2014
Available-for-sale securities:
Agency - GSE	$14,380	$29	$(11)	$14,398
Obligations of states and political subdivisions	34,609	2,444	(20)	37,033
MBS - GSE residential	44,455	1,438	(23)	45,870

Total debt securities	93,444	3,911	(54)	97,301

Equity securities - financial services	295	300	-	595

Total available-for-sale securities	$93,739	$4,211	$(54)	$97,896

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2015 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$2,018	$2,016
Due after one year through five years	15,321	15,338
Due after five years through ten years	2,670	2,865
Due after ten years	32,964	35,052

Total debt securities	52,973	55,271

MBS - GSE residential	68,648	69,415

Total available-for-sale debt securities	$121,621	$124,686

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

Gross realized gains and losses from sales, determined using specific identification, and recoveries of previously charged-off pooled trust preferred (PreTSL) securities for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2015	2014	2013

Gross realized gain	$137	$603	$4,314
Gross realized loss	(57)	(4)	(1,335)
Recovery of previously charged-off PreTSLs	-	-	189
Net gain	$80	$599	$3,168

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2015
Agency - GSE	$8,156	$(24)	$-	$-	$8,156	$(24)
Obligations of states and political subdivisions	3,656	(20)	485	(4)	4,141	(24)
MBS - GSE residential	36,899	(299)	-	-	36,899	(299)
Total	$48,711	$(343)	$485	$(4)	$49,196	$(347)
Number of securities	32		1		33

December 31, 2014
Agency - GSE	$4,100	$(11)	$1,024	$-	$5,124	$(11)
Obligations of states and political subdivisions	1,767	(11)	670	(9)	2,437	(20)
MBS - GSE residential	3,761	(23)	-	-	3,761	(23)
Total	$9,628	$(45)	$1,694	$(9)	$11,322	$(54)
Number of securities	9		3		12

The Company had thirty-three securities in an unrealized loss position at December 31, 2015, including eight agency securities, twenty mortgage-backed securities and five municipal securities. The severity of these unrealized losses based on their underlying cost basis were as follows at December 31, 2015:  0.30% for agencies;  0.80% for MBS - GSE; and 0.59% for the municipals. In addition, only one of these securities have been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and are temporary in nature.

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

For all security types, as of December 31, 2015, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2015 and 2014 are summarized as follows:

(dollars in thousands)	2015	2014

Commercial and industrial	$102,653	$80,301
Commercial real estate:
Non-owner occupied	95,745	94,771
Owner occupied	101,652	95,780
Construction	4,481	5,911
Consumer:
Home equity installment	30,935	32,819
Home equity line of credit	48,060	42,188
Auto loans and leases	29,758	27,972
Other	6,208	6,501
Residential:
Real estate	126,992	119,154
Construction	10,060	10,298
Total	556,544	515,695
Less:
Allowance for loan losses	(9,527)	(9,173)
Unearned lease revenue	(335)	(195)

Loans and leases, net	$546,682	$506,327

Net deferred loan costs of $1.5 million and $1.4 million have been included in the carrying values of loans at December 31, 2015 and 2014, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate amount of mortgages serviced amounted to $269.5 million as of December 31, 2015 and $256.8 million as of December 31, 2014.  Mortgage servicing rights amounted to $1.2 million and $1.0 million as of December 31, 2015 and 2014, respectively.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2015	2014

Commercial and industrial	$30	$27
Commercial real estate:
Non-owner occupied	6,193	620
Owner occupied	988	2,013
Construction	226	256
Consumer:
Home equity installment	167	312
Home equity line of credit	512	417
Auto loans and leases	45	1
Other	6	20
Residential:
Real estate	836	549
Total	$9,003	$4,215

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  C&I loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  CRE loans modified in a TDR can involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Commercial real estate construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest pursuant to the original terms with the maturity date adjusted accordingly.  Consumer loan modifications are typically not granted and therefore standard modification terms do not exist for loans of this type.

Loans modified in a TDR may or may not be placed on non-accrual status.  As of December 31, 2015, total TDRs amounted to $2.4 million (consisting of 7 CRE loans and 2 C&I loans to 5 unrelated borrowers), with none of these loans on non-accrual status, compared to $1.6 million (consisting of 4 CRE loans and 1 C&I loan to 3 unrelated borrowers) and $0.9 million, respectively, as of December 31, 2014.  During the third quarter of 2015, the TDR on non-accrual status was transferred from the loan portfolio to loans held-for-sale.  This loan was sold in the fourth quarter of 2015.  Of the TDRs outstanding as of December 31, 2015 and 2014, when modified, the concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the:
(dollars in thousands)	Twelve months ended December 31, 2015

		Recorded	Increase in
	Number	investment	allowance
	of	(as of	(as of
	contracts	period end)	period end)
Commercial and industrial	1	$500	$331
Commercial real estate - owner occupied	4	1,181	316
Total	5	$1,681	$647

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  All of the loans in the table were modified as TDRs prior to the fourth quarter of 2015.  All of the modifications in 2015 stemmed from extensions of the maturity date.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended December 31, 2015 and 2014, respectively.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of December 31, 2015 and 2014, the allowance for impaired loans that have been modified in a TDR was $0.7 million and $17 thousand, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2015	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$38	$32	$42	$112	$102,541	$102,653		$12
Commercial real estate:
Non-owner occupied	549	1,282	6,476	8,307	87,438	95,745		283
Owner occupied	-	85	988	1,073	100,579	101,652		-
Construction	-	-	226	226	4,255	4,481		-
Consumer:
Home equity installment	189	92	167	448	30,487	30,935		-
Home equity line of credit	109	650	512	1,271	46,789	48,060		-
Auto loans and leases	394	44	76	514	28,909	29,423	(2)	31
Other	66	-	36	102	6,106	6,208		30
Residential:
Real estate	46	131	836	1,013	125,979	126,992		-
Construction	-	-	-	-	10,060	10,060		-
Total	$1,391	$2,316	$9,359	$13,066	$543,143	$556,209		$356

(1) Includes $9.0 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.3 million. (3) Includes net deferred loan costs of $1.5 million.

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

At December 31, 2015, impaired loans consisted of accruing TDRs totaling $2.4 million, $9.0 million of non-accrual loans and a $1.2 million accruing loan.  At December 31, 2014, impaired loans consisted of accruing TDRs totaling $0.7 million, $4.2 million of non-accrual loans and a $1.2 million accruing loan.  As of December 31, 2015, the non-accrual loans did not include any TDRs compared with one TDR with a $0.9 million balance as of December 31, 2014.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2015
Commercial and industrial	$555	$500	$55	$555	$331	$511	$22	$1
Commercial real estate:
Non-owner occupied	7,960	7,209	630	7,839	1,237	2,755	95	-
Owner occupied	2,588	922	1,505	2,427	337	2,705	67	-
Construction	422	-	226	226	-	241	-	-
Consumer:
Home equity installment	230	-	167	167	-	239	2	-
Home equity line of credit	607	28	484	512	1	472	1	-
Auto loans and leases	47	43	2	45	7	25	2	-
Other	6	6	-	6	1	12	2	-
Residential:
Real estate	891	433	403	836	95	629	7	-
Construction	-	-	-	-	-	-	-	-
Total	13,306	9,141	3,472	12,613	2,009	7,589	198	1

		Recorded	Recorded					Cash basis
	Unpaid	investment	investment	Total		Average	Interest	interest
	principal	with	with no	recorded	Related	recorded	income	income
(dollars in thousands)	balance	allowance	allowance	investment	allowance	investment	recognized	recognized
December 31, 2014
Commercial and industrial	$326	$-	$52	$52	$-	$67	$1	$-
Commercial real estate:
Non-owner occupied	2,494	1,949	355	2,304	547	1,557	27	-
Owner occupied	2,375	447	1,825	2,272	87	1,996	15	-
Construction	350	-	256	256	-	342	-	-
Consumer:
Home equity installment	466	-	312	312	-	358	11	-
Home equity line of credit	469	128	289	417	1	382	20	-
Auto	1	-	1	1	-	2	-	-
Other	33	-	20	20	-	22	-	-
Residential:
Real estate	612	304	245	549	35	762	7	-
Construction	-	-	-	-	-	-	-	-
Total	$7,126	$2,828	$3,355	$6,183	$670	$5,488	$81	$-

The  average recorded investment for the year ended December 31, 2013 was $9.2 million.  There was also interest income recognized of $0.2 million and cash basis interest income recognized of $78 thousand.

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

The following table presents loans including $1.5 million and $1.4 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2015 and 2014, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Pass	$101,342	$76,904	$82,152	$83,443	$96,401	$88,523	$4,255	$5,153
Special mention	189	2,202	1,480	3,611	657	2,933	-	502
Substandard	1,122	1,195	12,113	7,717	4,594	4,324	226	256
Doubtful	-	-	-	-	-	-	-	-
Total	$102,653	$80,301	$95,745	$94,771	$101,652	$95,780	$4,481	$5,911

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015		12/31/2014		12/31/2015	12/31/2014

Performing	$30,768	$32,052	$47,548	$41,771	$29,347		$27,761		$6,172	$6,461
Non-performing	167	767	512	417	76		16		36	40
Total	$30,935	$32,819	$48,060	$42,188	$29,423	(1)	$27,777	(2)	$6,208	$6,501

 (1)Net of unearned lease revenue of $0.3 million. (2) Net of unearned lease revenue of $0.2 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014

Performing	$126,156	$118,262	$10,060	$10,298
Non-performing	836	892	-	-
Total	$126,992	$119,154	$10,060	$10,298

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	(25)	(432)	(437)		(15)	-	(909)
Recoveries	47	18	95		28	-	188
Provision	262	756	356		78	(377)	1,075
Ending balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Ending balance: individually evaluated for impairment	$331	$1,574	$9		$95	$-	$2,009
Ending balance: collectively evaluated for impairment	$1,005	$3,440	$1,524		$1,312	$237	$7,518
Loans Receivables:
Ending balance (2)	$102,653	$201,878	$114,626	(1)	$137,052	$-	$556,209
Ending balance: individually evaluated for impairment	$555	$10,492	$730		$836	$-	$12,613
Ending balance: collectively evaluated for impairment	$102,098	$191,386	$113,896		$136,216	$-	$543,596

 (1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the year ended December 31, 2014
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482		$1,613	$636	$8,928
Charge-offs	(309)	(239)	(361)		(93)	-	(1,002)
Recoveries	32	91	30		34	-	187
Provision	385	567	368		(238)	(22)	1,060
Ending balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Ending balance: individually evaluated for impairment	$-	$634	$1		$35	$-	$670
Ending balance: collectively evaluated for impairment	$1,052	$4,038	$1,518		$1,281	$614	$8,503
Loans Receivables:
Ending balance (2)	$80,301	$196,462	$109,285	(1)	$129,452	$-	$515,500
Ending balance: individually evaluated for impairment	$52	$4,832	$750		$549	$-	$6,183
Ending balance: collectively evaluated for impairment	$80,249	$191,630	$108,535		$128,903	$-	$509,317

 (1) Net of unearned lease revenue of $0.2 million.  (2) Includes $1.4 million of net deferred loan costs.

As of and for the year ended December 31, 2013
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$922	$4,908	$1,639	$1,503	$-	$8,972
Charge-offs	(56)	(2,091)	(400)	(218)	-	(2,765)
Recoveries	30	30	110	1	-	171
Provision	48	1,406	133	327	636	2,550
Ending balance	$944	$4,253	$1,482	$1,613	$636	$8,928

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2015	2014

Land	$2,865	$2,775
Bank premises	13,023	12,955
Furniture, fixtures and equipment	9,659	10,012
Leasehold improvements	5,985	4,005

Total	31,532	29,747

Less accumulated depreciation and amortization	(14,809)	(14,901)

Bank premises and equipment, net	$16,723	$14,846

Depreciation expense, which includes amortization of leasehold improvements, was $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013.    The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

In 2015, the Company leased its Green Ridge, Pittston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases. In 2014, the Company leased all of the aforementioned branches in addition to West Pittston and the former Scranton branch.  Rental expense was $0.3 million, $0.2 million and $0.3 million in 2015, 2014 and 2013.  The future minimum lease payments for the Company’s branch network as of December 31, 2015 are as follows:

(dollars in thousands)	Amount

2016	$248
2017	249
2018	250
2019	251
2020	245
2021 and thereafter	3,932

Total	$5,175

During 2015, the Company relocated its West Pittston branch to a newly constructed building in Pittston.    The Eynon branch will close during the first quarter of 2016, but the Company expects to make lease payments until the end of the lease term in 2020.

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

7.DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2015 were as follows:

(dollars in thousands)	Amount	Percent
2016	$62,823	60.3%
2017	16,952	16.3
2018	6,575	6.3
2019	7,456	7.2
2020	9,095	8.7
2021 and thereafter	1,301	1.2

Total	$104,202	100.0%

Including $3.4 million and $7.7 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $54.2 million and $50.7 million as of December 31, 2015 and 2014, respectively.  Including CDARS, certificates of deposit of $250,000 or more aggregated $31.7 million and $26.8 million at December 31, 2015 and 2014, respectively.

As of December 31, 2015, investment securities with a combined fair value of $124.7 million and letters of credit with a notional value of $0.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $85.5 million of the qualifying collateral to secure such deposits as of December 31, 2015 and the balance of $39.2 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2015	2014

Overnight borrowings	$22,289	$-
Securities sold under repurchase agreements	5,915	3,969
Total	$28,204	$3,969

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2015
Overnight borrowings	$27,236	$4,823	0.39%	0.48%
Repurchase agreements	20,684	10,268	0.17	0.15

Total	$47,920	$15,091

December 31, 2014
Overnight borrowings	$13,694	$2,628	0.31%	0.00%
Repurchase agreements	22,972	11,349	0.18	0.15

Total	$36,666	$13,977

December 31, 2013
Overnight borrowings	$10,544	$3,893	0.29%	0.27%
Repurchase agreements	21,653	11,629	0.19	0.14
Total	$32,197	$15,522

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).  Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $14.2 million and $19.0 million at December 31, 2015 and 2014, respectively. The Company may be required to provide additional collateral based on the balance of the repurchase agreement and the fair value of the underlying securities.

At December 31, 2015, the Company had approximately $186.4 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $30.6 million that it could borrow at the FRB.

9.LONG-TERM DEBT

Prior to the pay-off of long-term debt during the second quarter of 2015, the borrowing consisted of a single advance from the FHLB that was scheduled to mature in 2016.  As of December 31, 2014, the balance was $10.0 million.  The debt was a convertible-select instrument that carried a 5.26% fixed rate of interest.  Significant prepayment fees were attached to the borrowing as a deterrent from paying off the high-cost advance.  The Company incurred prepayment fees of $0.6 million and $0.5 million as of December 31, 2015 and 2014, respectively.

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2015, 2014 and 2013 under the 2012 stock incentive plans:

	2015			2014			2013
			Weighted-			Weighted-			Weighted-
			average			average			average
	Shares		grant date	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value	granted		fair value

Director plan	3,200	(1)	$32.25	2,000	(1)	$27.00	8,000	(2)	$21.20
Omnibus plan	3,300	(3)	32.25	2,120	(3)	27.00	6,000	(3)	21.20
Omnibus plan	50	(1)	32.50
Omnibus plan	1,400	(3)	34.25
Total	7,950		$32.60	4,120		$27.00	14,000		$21.20

 (1) Vest after 1 year  (2) Vest after 2 years – 50% each year  (3) Vest after 4 years – 25% each year

A summary of the status of the Company’s restricted stock grants as of and changes during the periods indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total
Balance at December 31, 2012	-	-	-
Granted	8,000	6,000	14,000
Forfeited	-	(1,000)	(1,000)
Balance at December 31, 2013	8,000	5,000	13,000
Granted	2,000	2,120	4,120
Vested	(4,000)	(1,250)	(5,250)
Balance at December 31, 2014	6,000	5,870	11,870
Granted	3,200	4,750	7,950
Vested	(6,000)	(1,780)	(7,780)
Balance at December 31, 2015	3,200	8,840	12,040

For restricted stock, intrinsic value represents the closing price of the underlying stock at the end of the period.  As of December 31, 2015, the intrinsic value of the Company’s restricted stock under the Director and Omnibus plans was $34.50 per share.

A summary of the status of the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2012	19,500	$28.69	5.0
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable, December 31, 2013	19,500	28.69	4.0
Granted	-	-
Exercised	-	-
Forfeited	(500)	28.90
Outstanding and exercisable, December 31, 2014	19,000	28.69	3.0
Granted	-	-
Exercised	(3,500)	28.90
Forfeited	-	-
Outstanding and exercisable, December 31, 2015	15,500	$28.64	2.0

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $28.90.

As of December 31, 2015, 2014 and 2013, the intrinsic value for outstanding stock options with market prices that exceeded their strike price amounted to $90,800,  $81,900 and $450, respectively.  The Company has not issued stock options since 2008.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 and the unrecognized stock-based compensation expense as of December 31, 2015:

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Stock-based compensation expense:
Director stock incentive plan	$106	$134	$78
Omnibus stock incentive plan	74	40	24
Directors stock option plan*	1	-	-
Total stock-based compensation expense	$181	$174	$102

*During 2015, two directors exercised their stock options at a market price above their estimated fair value.  Stock-based compensation expense was recorded for the additional fair value.

As of
(dollars in thousands)	December 31, 2015
Unrecognized stock-based compensation expense:
Director plan	$9
Omnibus plan	182
Total unrecognized stock-based compensation expense	$191

The unrecognized stock-based compensation expense as of December 31, 2015 will be recognized ratably over the periods ended January 2016 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of December 31, 2015,  38,687 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the years ended December 31, 2015, 2014 and 2013, compensation expense related to the ESPP approximated $44 thousand, $33 thousand and $10 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares; directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 500,000 shares of its un-issued capital stock for issuance under the DRP.  Beginning in 2009, shares purchased directly from the Company via dividends paid through the DRP were purchased at 90% of the fair market value as of the purchase date, as defined in the plan.  Shares purchased from the open  market were purchased at 100% of the fair market value on the purchase date, as defined in the plan.  During the first quarter of 2014, the board of directors amended the DRP to eliminate the 10% purchase price discount to fair market on shares purchased directly from the Company with optional cash payments.  As of December 31, 2015, there were 405,888 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2015 and 2014.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2015, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2015, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2015, 2014 and 2013 as  a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2015, 2014 or 2013.

For federal income tax purposes, in 2013 the Company generated a net operating loss (NOL).  The NOL position occurred because the Company disposed of its non-accruing and underperforming portfolio of pooled trust preferred securities in 2013.  Generally, the credit impairment losses that had been incurred within the portfolio from inception and the related uncollected accrued interest were able to be deducted on the 2013 federal income tax return resulting in the NOL.  The NOL was carried back to the two immediately preceding years.  By carrying back the NOL, the Company was able to obtain a refund of income taxes paid in 2012 and 2011.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,239	$3,119
Deferred interest from non-accrual assets	376	415
Other	281	321
Total	3,896	3,855

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(1,127)	(1,413)
Loan fees and costs	(1,434)	(1,400)
Automobile leasing	(2,019)	(463)
Depreciation	(357)	(367)
Mortgage loan servicing rights	(410)	(342)
Other	(69)	(31)
Total	(5,416)	(4,016)
Deferred tax liability, net	$(1,520)	$(161)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2015	2014	2013

Current	$173	$2,010	$(3,531)
Deferred	1,645	156	6,166
Total provision for income taxes	$1,818	$2,166	$2,635

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2015	2014	2013
Expected provision at the statutory rate	$3,033	$2,896	$3,317
Tax-exempt income	(715)	(671)	(589)
Bank owned life insurance	(116)	(115)	(114)
Low income housing credits	-	-	(10)
Nondeductible interest expense	14	16	14
Nondeductible other expenses and other, net	41	40	17
Tax credits	(439)	-	-
Actual provision for income taxes	$1,818	$2,166	$2,635

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.4 million, $0.3 million and $0.3 million in 2015, 2014 and 2013.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$12,277	$12,277	$12,277	$-	$-
Available-for-sale securities	125,232	125,232	546	124,686	-
FHLB stock	2,120	2,120	-	2,120	-
Loans and leases, net	546,682	545,523	-	-	545,523
Loans held-for-sale	1,421	1,444	-	1,444	-
Accrued interest receivable	2,210	2,210	-	2,210	-
Financial liabilities:
Deposits with no stated maturities	516,473	516,473	-	516,473	-
Time deposits	104,202	103,403	-	103,403	-
Short-term borrowings	28,204	28,204	-	28,204	-
Accrued interest payable	189	189	-	189	-

December 31, 2014
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,851	$25,851	$25,851	$-	$-
Available-for-sale securities	97,896	97,896	595	97,301	-
FHLB stock	1,306	1,306	-	1,306	-
Loans and leases, net	506,327	505,387	-	-	505,387
Loans held-for-sale	1,161	1,186	-	1,186	-
Accrued interest receivable	2,086	2,086	-	2,086	-
Financial liabilities:
Deposits with no stated maturities	482,314	482,314	-	482,314	-
Time deposits	104,630	104,442		104,442	-
Short-term borrowings	3,969	3,969	-	3,969	-
Long-term debt	10,000	10,758	-	10,758	-
Accrued interest payable	151	151	-	151	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,386	$-	$18,386	$-
Obligations of states and political subdivisions	36,885	-	36,885	-
MBS - GSE residential	69,415	-	69,415	-
Equity securities - financial services	546	546	-	-
Total available-for-sale securities	$125,232	$546	$124,686	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$14,398	$-	$14,398	$-
Obligations of states and political subdivisions	37,033	-	37,033	-
MBS - GSE residential	45,870	-	45,870	-
Equity securities - financial services	595	595	-	-
Total available-for-sale securities	$97,896	$595	$97,301	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the years ended December 31, 2015 and 2014, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2015 and 2014, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,132	$-	$-	$7,132
Other real estate owned	903	-	-	903
Total	$8,035	$-	$-	$8,035

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,158	$-	$-	$2,158
Other real estate owned	1,506	-	-	1,506
Total	$3,664	$-	$-	$3,664

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

At December 31, 2015 and 2014, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -4.92% to -50.00% and from -19.96% to -42.41% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -27.84% and -27.26% as of December 31, 2015 and 2014, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2015 and 2014, the discounts applied to the appraised values of ORE ranged from -15.90% to -99.00% and from -19.00% to -99.00%, respectively.  As of December 31, 2015 and 2014, the weighted-average of discount to the appraisal values of ORE amounted to -37.64% and -27.23%, respectively.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2015	2014
Off-balance sheet financial instruments:
Commitments to extend credit	$109,628	$92,146
Standby letters of credit	8,178	6,872

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

The following table summarizes outstanding financial letters of credit as of December 31, 2015:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$1,658	$5,055	$360	$7,073
Bank lines of credit	800	18	-	818
	2,458	5,073	360	7,891
Unsecured	236	51	-	287
Total	$2,694	$5,124	$360	$8,178

The Company has not incurred losses on its commitments in 2015, 2014 or 2013.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options, dilution would occur if Company-issued stock options were exercised and converted into common stock.  As of the years ended December 31, 2015 and 2014, there were 2,265 and 115 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to stock options during 2013.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 4,975,  5,425,  and 4,674 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Years ended December 31,
	2015	2014	2013
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,103	$6,352	$7,122
Weighted-average common shares outstanding	2,439,124	2,412,962	2,353,056
Basic EPS	$2.91	$2.63	$3.03

Diluted EPS:
Net income available to common shareholders	$7,103	$6,352	$7,122
Weighted-average common shares outstanding	2,439,124	2,412,962	2,353,056
Potentially dilutive common shares	7,240	5,540	4,674
Weighted-average common and potentially dilutive shares outstanding	2,446,364	2,418,502	2,357,730
Diluted EPS	$2.90	$2.62	$3.02

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of December 31, 2015 and 2014, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

In July 2013, the federal bank regulatory agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  Under the final rules, which became effective for the Company on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules require all banks and bank holding companies to maintain a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets (Tier I capital) from 4.0% to 6.0%, require a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Based Capital) of 8.0%, and require a minimum Tier I capital to average total assets (Leverage Ratio) of 4.0%. A new capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements. The rule increases the minimum Tier 1 capital to risk-based assets requirement with a capital conservation buffer to 8.5% by 2019 and increases the minimum total capital requirement with a capital conservation buffer to 10.5% by 2019 and assigns higher risk-weightings to certain assets: certain past due and commercial real estate loans and some equity exposures.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated.  No amounts were deducted from capital for interest-rate risk in either 2015 or 2014.

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2015:

Total capital (to risk-weighted assets)
Consolidated	$81,074	15.0%	≥	$43,278	≥	8.0%		N/A		N/A
Bank	$80,547	14.9%	≥	$43,306	≥	8.0%	≥	$54,132	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$24,344	≥	4.5%		N/A		N/A
Bank	$73,744	13.6%	≥	$24,360	≥	4.5%	≥	$35,186	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$43,723	≥	6.0%		N/A		N/A
Bank	$73,744	13.6%	≥	$43,635	≥	6.0%	≥	$58,180	≥	8.0%

Tier I capital (to average assets)
Consolidated	$74,163	10.2%	≥	$29,149	≥	4.0%		N/A		N/A
Bank	$73,744	10.1%	≥	$29,090	≥	4.0%	≥	$36,362	≥	5.0%

As of December 31, 2014:

Total capital (to risk-weighted assets)
Consolidated	$75,756	15.3%	≥	$39,730	≥	8.0%		N/A		N/A
Bank	$75,230	15.2%	≥	$39,728	≥	8.0%	≥	$49,660	≥	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$69,376	14.0%	≥	$19,865	≥	4.0%		N/A		N/A
Bank	$68,985	13.9%	≥	$19,864	≥	4.0%	≥	$29,796	≥	6.0%

Tier I capital (to average assets)
Consolidated	$69,376	10.0%	≥	$27,679	≥	4.0%		N/A		N/A
Bank	$68,985	10.0%	≥	$27,658	≥	4.0%	≥	$34,573	≥	5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $64.9 million at December 31, 2015.  However, such dividends are limited due to the capital requirements discussed above.

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

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Balance, beginning	$4,924	$4,739	$4,629
Additions	5,672	2,213	1,954
Collections	(3,613)	(2,028)	(1,844)

Balance, ending	$6,983	$4,924	$4,739

Aggregate loans to directors and associates exceeding 2.5% of shareholders’ equity included in the table above are as follows:

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Number of persons	1	1	1
Balance, beginning	$1,644	$1,883	$2,105
Additions	2,620	1,184	816
Collections	(1,785)	(1,423)	(1,038)

Balance, ending	$2,479	$1,644	$1,883

As of December 31, 2015, 2014 and 2013, deposits from executive officers, directors and associates of such persons approximated $12.9 million, $13.7 million and $11.1 million, respectively.

17.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2015
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,304	$6,438	$6,612	$6,660	$26,014
Interest expense	(697)	(647)	(580)	(605)	(2,529)

Net interest income	5,607	5,791	6,032	6,055	23,485
Provision for loan losses	(150)	(150)	(200)	(575)	(1,075)
Gain on sale of investment securities	2	16	8	54	80
Other income	1,748	1,817	2,015	1,873	7,453
Other expenses	(5,087)	(5,744)	(5,239)	(4,952)	(21,022)
Income before taxes	2,120	1,730	2,616	2,455	8,921
(Provision) credit for income taxes	(547)	50	(687)	(634)	(1,818)
Net income	$1,573	$1,780	$1,929	$1,821	$7,103
Net income per share - basic	$0.65	$0.73	$0.79	$0.74	$2.91
Net income per share - diluted	$0.64	$0.73	$0.79	$0.74	$2.90

	2014
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,002	$6,145	$6,295	$6,402	$24,844
Interest expense	(707)	(721)	(730)	(759)	(2,917)

Net interest income	5,295	5,424	5,565	5,643	21,927
Provision for loan losses	(300)	(300)	(210)	(250)	(1,060)
Gain on sale of investment securities	207	94	-	298	599
Other income	1,531	1,727	1,748	1,749	6,755
Other expenses	(4,785)	(4,761)	(4,910)	(5,247)	(19,703)
Income before taxes	1,948	2,184	2,193	2,193	8,518
Provision for income taxes	(492)	(557)	(562)	(555)	(2,166)
Net income	$1,456	$1,627	$1,631	$1,638	$6,352
Net income per share - basic	$0.61	$0.67	$0.68	$0.67	$2.63
Net income per share - diluted	$0.61	$0.67	$0.67	$0.67	$2.62

	2013
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$5,968	$5,912	$5,954	$6,019	$23,853
Interest expense	(735)	(732)	(748)	(753)	(2,968)

Net interest income	5,233	5,180	5,206	5,266	20,885
Provision for loan losses	(550)	(600)	(450)	(950)	(2,550)
Gain on sale and recovery of investment securities	119	9	138	2,902	3,168
Other income	1,949	2,042	1,770	1,612	7,373
Other expenses	(4,880)	(4,606)	(4,644)	(4,989)	(19,119)
Income before taxes	1,871	2,025	2,020	3,841	9,757
Provision for income taxes	(477)	(512)	(515)	(1,131)	(2,635)
Net income	$1,394	$1,513	$1,505	$2,710	$7,122
Net income per share - basic	$0.60	$0.64	$0.64	$1.15	$3.03
Net income per share - diluted	$0.60	$0.64	$0.64	$1.14	$3.02

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

19.RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB expects to issue this proposed accounting standard update in the first quarter of 2016 with implementation beginning in the fiscal year following December 15, 2018 for public companies. Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly.  Upon final issuance of the standard, the Company will be able to better evaluate the potential impact of this new standard on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 related to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.  The update applies to all entities that hold financial assets or owe financial liabilities.  The amendments in this update make targeted improvements to U.S. GAAP as follows:

•	Require equity investments to be measured at fair value with changes in fair value recognized in net income;
•	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment;
•	Require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes;
•	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset;
•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements, but does not expect it to have a significant impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this update are permitted.  A modified retroactive approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period.  The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

20.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2015	2014
Assets:
Cash	$190	$164
Investment in subsidiary	75,767	71,631
Securities available-for-sale	545	594
Other assets	64	36
Total	$76,566	$72,425

Liabilities and shareholders' equity:
Liabilities	$215	$206
Capital stock and retained earnings	74,163	69,476
Accumulated other comprehensive income	2,188	2,743
Total	$76,566	$72,425

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Income:
Equity in undistributed earnings of subsidiary	$4,659	$4,458	$6,173
Dividends from subsidiary	2,844	2,242	1,190
Other income	20	22	20
Total income	7,523	6,722	7,383
Operating expenses	610	539	388
Income before taxes	6,913	6,183	6,995
Credit for income taxes	190	169	127
Net income	$7,103	$6,352	$7,122

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Bancorp net loss	$(400)	$(348)	$(241)
Equity in net income of subsidiary	7,503	6,700	7,363
Net income	7,103	6,352	7,122

Other comprehensive (loss) income, before tax:
Unrealized holding (losses) gains on available-for-sale securities	(49)	71	58
Reclassification adjustment for gains realized in income	-	-	-
Net unrealized (losses) gains	(49)	71	58
Tax effect	17	(24)	(20)
Unrealized (loss) gain, net of tax	(32)	47	38
Equity in other comprehensive (loss) income of subsidiary	(523)	1,457	965
Other comprehensive (loss) income, net of tax	(555)	1,504	1,003
Total comprehensive income, net of tax	$6,548	$7,856	$8,125

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$7,103	$6,352	$7,122
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(7,503)	(6,700)	(7,363)
Stock-based compensation expense	225	207	112
Changes in other assets and liabilities, net	(2)	(35)	62
Net cash used in operating activities	(177)	(176)	(67)

Cash flows provided by investing activities:
Dividends received from subsidiary	2,844	2,242	1,190
Net cash provided by investing activities	2,844	2,242	1,190

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(2,844)	(2,088)	(1,596)
Cash contributions from dividend reinvestment plan	-	104	395
Exercise of stock options	101	-	-
Withholdings to purchase capital stock	102	80	78
Net cash used in financing activities	(2,641)	(1,904)	(1,123)
Net change in cash	26	162	-

Cash, beginning	164	2	2

Cash, ending	$190	$164	$2

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2015, the Audit Committee of Fidelity D&D Bancorp Inc. (the “Company”) through a formal proposal process, engaged RSM US LLP (“RSM”), formerly McGladrey LLP (“McGladrey”), to serve as its independent registered public accounting firm for the year ended December 31, 2015.  On April 21, 2015, the Audit Committee dismissed Baker Tilly Virchow Krause LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm.

Prior to engaging RSM, the Company did not consult with RSM regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by RSM on the Company’s financial statements, and RSM did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of independent registered public accounting firm of Baker Tilly regarding the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2014 and 2013, and during the interim period from the end of the most recently completed fiscal year through April 21, 2015, the date of termination, there were no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Baker Tilly would have caused it to make reference to such disagreement in its reports.

The Company provided Baker Tilly with a copy of the above disclosures prior to filing a Current Report on Form 8-K with the Securities and Exchange Commission and requested that Baker Tilly furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated April 22, 2015, is filed as Exhibit 16 (which is incorporated by reference herein) to the Current Report on Form 8-K.

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

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

ITEM 9B:    OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders to be filed with the SEC.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders to be filed with the SEC.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2016 annual meeting of shareholders to be filed with the SEC.

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

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2015 Annual Report to Shareholders filed with the SEC on Form ARS.

21 Subsidiaries of the Registrant, filed herewith.

23.1 Consent of RSM US LLP, filed herewith.

23.2 Consent of Baker Tilly Virchow Krause LLP, filed herewith.

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

101 Interactive data files:  The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2015,  is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2015 and 2014; Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;  Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013;  Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 15, 2016	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 15, 2016	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 15, 2016
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 15, 2016
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 15, 2016
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 15, 2016
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 15, 2016
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Mary E. McDonald	March 15, 2016
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 15, 2016
Brian J. Cali, Director

By:	/s/ Kristin Dempsey O’Donnell	March 15, 2016
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 15, 2016
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

*

11 Statement regarding computation of earnings per share. Included herein Note 14, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	81

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	16

13 Annual Report to Shareholders. Incorporated by reference to the 2015 Annual Report to Shareholders filed with the SEC on Form ARS.	*

21 Subsidiaries of the Registrant, filed herewith.

23.1 Consent of RSM US LLP, filed herewith.

23.2 Consent of Baker Tilly Virchow Krause LLP, filed herewith.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2015 and 2014; Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013;  Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and the Notes to the Consolidated Financial Statements.

____________________________

*Incorporated by Reference