Form 10-Q
period 2016-03-31
FIDELITY D & D BANCORP INC
filed 2016-05-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2016, the latest practicable date, was 2,453,455 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2016

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$12,672	$12,259
Interest-bearing deposits with financial institutions	28,419	18
Total cash and cash equivalents	41,091	12,277
Available-for-sale securities	128,673	125,232
Federal Home Loan Bank stock	1,420	2,120
Loans and leases, net (allowance for loan losses of
$9,384 in 2016; $9,527 in 2015)	546,707	546,682
Loans held-for-sale (fair value $1,224 in 2016, $1,444 in 2015)	1,202	1,421
Foreclosed assets held-for-sale	1,766	1,074
Bank premises and equipment, net	16,519	16,723
Cash surrender value of bank owned life insurance	11,169	11,082
Accrued interest receivable	2,202	2,210
Other assets	12,633	10,537
Total assets	$763,382	$729,358
Liabilities:
Deposits:
Interest-bearing	$510,553	$477,901
Non-interest-bearing	157,358	142,774
Total deposits	667,911	620,675
Accrued interest payable and other liabilities	4,397	4,128
Short-term borrowings	12,765	28,204
Total liabilities	685,073	653,007
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,453,455 in 2016; and 2,443,405 in 2015)	26,909	26,700
Retained earnings	48,497	47,463
Accumulated other comprehensive income	2,903	2,188
Total shareholders' equity	78,309	76,351
Total liabilities and shareholders' equity	$763,382	$729,358

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2016	March 31, 2015
Interest income:
Loans and leases:
Taxable	$5,815	$5,499
Nontaxable	191	139
Interest-bearing deposits with financial institutions	22	16
Investment securities:
U.S. government agency and corporations	370	260
States and political subdivisions (nontaxable)	317	313
Other securities	21	77
Total interest income	6,736	6,304
Interest expense:
Deposits	580	557
Securities sold under repurchase agreements	8	8
Other short-term borrowings and other	10	1
Long-term debt	-	131
Total interest expense	598	697
Net interest income	6,138	5,607
Provision for loan losses	150	150
Net interest income after provision for loan losses	5,988	5,457
Other income:
Service charges on deposit accounts	488	415
Interchange fees	356	302
Fees from trust fiduciary activities	170	217
Fees from financial services	104	127
Service charges on loans	178	176
Fees and other revenue	197	196
Earnings on bank-owned life insurance	87	85
Gain on sale or disposal of:
Loans	107	229
Investment securities	-	2
Premises and equipment	-	1
Total other income	1,687	1,750
Other expenses:
Salaries and employee benefits	2,875	2,653
Premises and equipment	918	941
Advertising and marketing	255	387
Professional services	389	338
FDIC assessment	125	107
Loan collection	44	30
Other real estate owned	22	99
Office supplies and postage	119	101
Automated transaction processing	127	120
Data processing and communication	188	105
Other	326	206
Total other expenses	5,388	5,087
Income before income taxes	2,287	2,120
Provision for income taxes	586	547
Net income	$1,701	$1,573
Per share data:
Net income - basic	$0.69	$0.65
Net income - diluted	$0.69	$0.64
Dividends	$0.27	$0.25

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2016	2015

Net income	$1,701	$1,573

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale securities	1,084	235
Reclassification adjustment for net gains realized in income	-	(2)
Net unrealized gain	1,084	233
Tax effect	(369)	(79)
Unrealized gain, net of tax	715	154
Other comprehensive income, net of tax	715	154
Total comprehensive income, net of tax	$2,416	$1,727

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2016 and 2015
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			1,573		1,573
Other comprehensive income				154	154
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Stock-based compensation expense		87			87
Cash dividends declared			(613)		(613)
Balance, March 31, 2015	2,439,905	$26,461	$44,164	$2,897	$73,522

Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			1,701		1,701
Other comprehensive income				715	715
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	5,855
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		84			84
Cash dividends declared			(667)		(667)
Balance, March 31, 2016	2,453,455	$26,909	$48,497	$2,903	$78,309

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2016	2015

Cash flows from operating activities:
Net income	$1,701	$1,573
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	865	806
Provision for loan losses	150	150
Deferred income tax expense	556	588
Stock-based compensation expense	118	87
Proceeds from sale of loans held-for-sale	6,563	10,318
Originations of loans held-for-sale	(5,738)	(10,227)
Earnings from bank-owned life insurance	(87)	(85)
Net gain from sales of loans	(107)	(229)
Net gain from sales of investment securities	-	(2)
Net loss from sale and write-down of foreclosed assets held-for-sale	-	36
Change in:
Accrued interest receivable	8	(4)
Other assets	(2,245)	(954)
Accrued interest payable and other liabilities	(285)	117
Net cash provided by operating activities	1,499	2,174

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	3,573
Proceeds from maturities, calls and principal pay-downs	3,873	6,772
Purchases	(6,628)	(39,025)
Decrease in FHLB stock	700	15
Net increase in loans and leases	(1,446)	(4,725)
Acquisition of bank premises and equipment	(440)	(664)
Proceeds from sale of foreclosed assets held-for-sale	-	921
Net cash used in investing activities	(3,941)	(33,133)

Cash flows from financing activities:
Net increase in deposits	47,237	14,798
Net (decrease) increase in short-term borrowings	(15,439)	9,804
Proceeds from employee stock purchase plan participants	111	102
Exercise of stock options	14	-
Dividends paid, net of dividends reinvested	(667)	(613)
Net cash provided by financing activities	31,256	24,091
Net increase (decrease) in cash and cash equivalents	28,814	(6,868)
Cash and cash equivalents, beginning	12,277	25,851

Cash and cash equivalents, ending	$41,091	$18,983

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

For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the related consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2016 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2016 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of March 31, 2016 and December 31, 2015, loans classified as HFS consisted of residential mortgage loans.

Financing of automobiles, provided to customers under lease arrangements of varying terms, are accounted for as direct finance leases.  Interest income on automobile direct finance leasing is determined using the interest method to arrive at a level effective yield over the life of the lease.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions. For each of the three months ended March 31, 2016 and 2015, the Company paid interest of $0.6 million and $0.7 million, respectively.  The Company did not make an income tax payment in the first quarters of 2016 and 2015.  For the three months ended March 31, 2016 and 2015, the Company had a net change in unrealized gains on available for sale securities of $1.1 million and $0.2 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $0.7 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively.  During the same respective periods, transfers from loans to loans held-for-sale amounted to $0.6 million and $0.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

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

FASB expects to issue this proposed accounting standard update in June 2016 with implementation beginning in the fiscal year following December 15, 2019 for public companies.  Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly.  Upon final issuance of the standard, the Company will be able to better evaluate the potential impact of this new standard on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) Accounting for Share-Based

Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The Company adopted this accounting standard update during the first quarter of 2016 and does not expect this amendment to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.   The areas for simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this update are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016.  Early adoption is permitted.  Amendments should be applied using either a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, retrospectively, prospectively, or using either a prospective transition method or a retrospective transition method.  The Company does not expect this amendment to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 related to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.  The update applies to all entities that hold financial assets or owe financial liabilities.  The amendments in this update make targeted improvements to U.S. GAAP as follows:

•	Require equity investments to be measured at fair value with changes in fair value recognized in net income;
•	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment;
•	Require public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes;
•	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset;
•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.

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

As of and for the three months ended March 31, 2016

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,188	$2,188

Other comprehensive income before reclassifications, net of tax	715	715
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	715	715
Ending balance	$2,903	$2,903

As of and for the three months ended March 31, 2015

	Unrealized gains
	on available-for-
(dollars in thousands)	sale securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive income before reclassifications, net of tax	155	155
Amounts reclassified from accumulated other comprehensive income, net of tax	(1)	(1)
Net current-period other comprehensive income	154	154
Ending balance	$2,897	$2,897

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated		Affected line item in the statement
(dollars in thousands)	other comprehensive income		where net income is presented
	For the three months ended
	March 31,
	2016	2015

Unrealized gains on AFS securities	$-	$2	Gain on sale of investment securities
	-	(1)	Provision for income taxes
Total reclassifications for the period	$-	$1	Net income

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

The amortized cost and fair value of investment securities at March 31, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2016
Available-for-sale securities:
Agency - GSE	$18,369	$169	$(10)	$18,528
Obligations of states and political subdivisions	35,122	2,500	(13)	37,609
MBS - GSE residential	70,488	1,540	(26)	72,002

Total debt securities	123,979	4,209	(49)	128,139

Equity securities - financial services	294	240	-	534

Total available-for-sale securities	$124,273	$4,449	$(49)	$128,673

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2015
Available-for-sale securities:
Agency - GSE	$18,374	$36	$(24)	$18,386
Obligations of states and political subdivisions	34,599	2,310	(24)	36,885
MBS - GSE residential	68,648	1,066	(299)	69,415

Total debt securities	121,621	3,412	(347)	124,686

Equity securities - financial services	295	251	-	546

Total available-for-sale securities	$121,916	$3,663	$(347)	$125,232

The amortized cost and fair value of debt securities at March 31, 2016 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$3,434	$3,439
Due after one year through five years	13,290	13,455
Due after five years through ten years	3,712	3,902
Due after ten years	33,055	35,341

Total debt securities	53,491	56,137

MBS - GSE residential	70,488	72,002

Total available-for-sale debt securities	$123,979	$128,139

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2016
Agency - GSE	$1,036	$(10)	$-	$-	$1,036	$(10)
Obligations of states and political subdivisions	543	(9)	1,534	(4)	2,077	(13)
MBS - GSE residential	8,255	(22)	1,288	(4)	9,543	(26)
Total	$9,834	$(41)	$2,822	$(8)	$12,656	$(49)
Number of securities	6		3		9

December 31, 2015
Agency - GSE	$8,156	$(24)	$-	$-	$8,156	$(24)
Obligations of states and political subdivisions	3,656	(20)	485	(4)	4,141	(24)
MBS - GSE residential	36,899	(299)	-	-	36,899	(299)
Total	$48,711	$(343)	$485	$(4)	$49,196	$(347)
Number of securities	32		1		33

The Company had nine securities in an unrealized loss position at March 31, 2016, including one agency security, five mortgage-backed securities and three municipal securities. The severity of these unrealized losses based on their underlying cost basis were as follows at March 31, 2016: 0.98% for agencies; 0.27% for MBS - GSE; and 0.62% for the municipals. In addition, only three of these securities have been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and are temporary in nature.

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

For all security types, as of March 31, 2016, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at March 31, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$103,703	$102,653
Commercial real estate:
Non-owner occupied	95,303	95,745
Owner occupied	98,523	101,652
Construction	4,904	4,481
Consumer:
Home equity installment	30,017	30,935
Home equity line of credit	48,331	48,060
Auto loans and leases	29,556	29,758
Other	5,770	6,208
Residential:
Real estate	130,270	126,992
Construction	10,109	10,060
Total	556,486	556,544
Less:
Allowance for loan losses	(9,384)	(9,527)
Unearned lease revenue	(395)	(335)

Loans and leases, net	$546,707	$546,682

Net deferred loan costs of $1.5 million have been included in the carrying values of loans at March 31, 2016 and December 31, 2015, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $269.6 million as of March 31, 2016 and $269.5 million as of December 31, 2015.  Mortgage servicing rights amounted to $1.2 million both as of March 31, 2016 and December 31, 2015, respectively.

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

Non-accrual loans, segregated by class, at March 31, 2016 and December 31, 2015, were as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$32	$30
Commercial real estate:
Non-owner occupied	6,178	6,193
Owner occupied	559	988
Construction	218	226
Consumer:
Home equity installment	92	167
Home equity line of credit	438	512
Auto loans and leases	23	45
Other	6	6
Residential:
Real estate	760	836
Total	$8,306	$9,003

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of March 31, 2016, total TDRs amounted to $3.0 million, consisting of 10 loans (7 CRE loans, 2  C&I loans and 1 HELOC to 6 unrelated borrowers), of which 2 of the CRE loans, totaling $0.2 million, were on non-accrual status.  The first quarter 2016 balance represents a $0.6 million increase over the December 31, 2015 balance, which amounted to $2.4 million (consisting of 7 CRE loans and 2 C&I loans to 5 unrelated borrowers), with none of these loans on non-accrual status.  The increase in the first quarter of 2016 was attributed to the addition of a $0.7 million HELOC into the TDR classification.  Of the TDRs outstanding as of March 31, 2016 and December 31, 2015, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the:
(dollars in thousands)	Three months ended March 31, 2016			Three months ended March 31, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial		$-	$-	1	$500	$331
Commercial real estate - owner occupied		-	-	2	1,107	251
Consumer home equity line of credit	1	650	128		-	-
Total	1	$650	$128	3	$1,607	$582

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended March 31, 2016

	Number of	Recorded
	contracts	investment
Commercial real estate - owner occupied	2	$156

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  Two CRE loans that were classified as TDRs in fourth quarter of 2015 subsequently defaulted during the first quarter of 2016.  Both loans defaulted due to inability to meet contractual payments and the Company continued workout efforts to collect from the owners.    There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2015.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of March 31, 2016 and 2015, the allowance for impaired loans that have been modified in a TDR was $0.8 million and $0.6 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2016	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$63	$6	$59	$128	$103,575	$103,703		$27
Commercial real estate:
Non-owner occupied	643	210	6,178	7,031	88,272	95,303		-
Owner occupied	237	-	594	831	97,692	98,523		35
Construction	-	-	218	218	4,686	4,904		-
Consumer:
Home equity installment	370	22	92	484	29,533	30,017		-
Home equity line of credit	177	-	438	615	47,716	48,331		-
Auto loans and leases	232	42	580	854	28,307	29,161	(2)	557
Other	29	5	6	40	5,730	5,770		-
Residential:
Real estate	59	295	760	1,114	129,156	130,270		-
Construction	-	-	-	-	10,109	10,109		-
Total	$1,810	$580	$8,925	$11,315	$544,776	$556,091		$619
 (1) Includes $8.3 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.4 million. (3) Includes net deferred loan costs of $1.5 million.

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

At March 31, 2016, impaired loans consisted of accruing TDRs of $2.8 million, $8.3 million in non-accrual loans and $2.7 million in accruing loans.  At December 31, 2015, impaired loans consisted of accruing TDRs totaling $2.4 million, $9.0 million of non-accrual loans and a $1.2 million accruing loan.  As of December 31, 2015, the non-accrual loans did not include any TDRs compared with two TDRs with a $0.2 million balance as of March 31, 2016.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2016
Commercial and industrial	$868	$824	$44	$868	$614
Commercial real estate:
Non-owner occupied	7,959	7,470	566	8,036	1,467
Owner occupied	2,878	1,832	885	2,717	560
Construction	416	-	218	218	-
Consumer:
Home equity installment	142	60	32	92	5
Home equity line of credit	1,129	755	333	1,088	193
Auto loans and leases	23	22	1	23	5
Other	6	6	-	6	2
Residential:
Real estate	894	475	285	760	38
Construction	-	-	-	-	-
Total	$14,315	$11,444	$2,364	$13,808	$2,884

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2015
Commercial and industrial	$555	$500	$55	$555	$331
Commercial real estate:
Non-owner occupied	7,960	7,209	630	7,839	1,237
Owner occupied	2,588	922	1,505	2,427	337
Construction	422	-	226	226	-
Consumer:
Home equity installment	230	-	167	167	-
Home equity line of credit	607	28	484	512	1
Auto	47	43	2	45	7
Other	6	6	-	6	1
Residential:
Real estate	891	433	403	836	95
Construction	-	-	-	-	-
Total	$13,306	$9,141	$3,472	$12,613	$2,009

	March 31, 2016			March 31, 2015
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$675	$6	$-	$206	$6	$-
Commercial real estate:
Non-owner occupied	3,859	24	-	1,596	14	-
Owner occupied	2,825	38	-	2,174	13	-
Construction	234	-	-	265	-	-
Consumer:
Home equity installment	195	2	-	326	-	-
Home equity line of credit	606	11	-	428	1	-
Auto	29	-	-	1	-	-
Other	9	-	-	22	-	-
Residential:
Real estate	671	2	-	605	-	-
Construction	-	-	-	-	-	-
Total	$9,103	$83	$-	$5,623	$34	$-

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

The following table presents loans including $1.5 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2016 and December 31, 2015, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015

Pass	$96,513	$101,342	$82,087	$82,152	$94,694	$96,401	$4,686	$4,255
Special mention	6,007	189	1,382	1,480	649	657	-	-
Substandard	1,183	1,122	11,834	12,113	3,180	4,594	218	226
Doubtful	-	-	-	-	-	-	-	-
Total	$103,703	$102,653	$95,303	$95,745	$98,523	$101,652	$4,904	$4,481

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016		12/31/2015		3/31/2016	12/31/2015

Performing	$29,925	$30,768	$47,893	$47,548	$28,581		$29,347		$5,764	$6,172
Non-performing	92	167	438	512	580		76		6	36
Total	$30,017	$30,935	$48,331	$48,060	$29,161	(1)	$29,423	(2)	$5,770	$6,208

 (1)Net of unearned lease revenue of $0.4 million. (2) Net of unearned revenue of $0.3 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	3/31/2016	12/31/2015	3/31/2016	12/31/2015

Performing	$129,510	$126,156	$10,109	$10,060
Non-performing	760	836	-	-
Total	$130,270	$126,992	$10,109	$10,060

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(14)	(85)	(175)		(60)	-	(334)
Recoveries	9	4	28		-	-	41
Provision	309	(350)	292		32	(133)	150
Ending balance	$1,640	$4,583	$1,678		$1,379	$104	$9,384
Ending balance: individually evaluated for impairment	$614	$2,027	$205		$38	$-	$2,884
Ending balance: collectively evaluated for impairment	$1,026	$2,556	$1,473		$1,341	$104	$6,500
Loans Receivables:
Ending balance (2)	$103,703	$198,730	$113,279	(1)	$140,379	$-	$556,091
Ending balance: individually evaluated for impairment	$868	$10,971	$1,209		$760	$-	$13,808
Ending balance: collectively evaluated for impairment	$102,835	$187,759	$112,070		$139,619	$-	$542,283

 (1) Net of unearned lease revenue of $0.4 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the three months ended March 31, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519	$1,316	$614	$9,173
Charge-offs	(24)	(67)	(92)	-	-	(183)
Recoveries	9	7	24	28	-	68
Provision	177	(97)	62	(1)	9	150
Ending balance	$1,214	$4,515	$1,513	$1,343	$623	$9,208

As of and for the year ended December 31, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	(25)	(432)	(437)		(15)	-	(909)
Recoveries	47	18	95		28	-	188
Provision	262	756	356		78	(377)	1,075
Ending balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Ending balance: individually evaluated for impairment	$331	$1,574	$9		$95	$-	$2,009
Ending balance: collectively evaluated for impairment	$1,005	$3,440	$1,524		$1,312	$237	$7,518
Loans Receivables:
Ending balance (2)	$102,653	$201,878	$114,626	(1)	$137,052	$-	$556,209
Ending balance: individually evaluated for impairment	$555	$10,492	$730		$836	$-	$12,613
Ending balance: collectively evaluated for impairment	$102,098	$191,386	$113,896		$136,216	$-	$543,596

 (1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three months ended March 31, 2016 and 2015, there were 1,638 and 2,545 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to issued and unexercised SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 4,983, and 3,887 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2016 and 2015, respectively.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options and SSARs and unvested restricted stock.  Under the treasury stock method, the assumed proceeds, as defined, received from shares issued in a hypothetical stock option exercise or restricted stock grant, are assumed to be used to purchase treasury stock.  Proceeds include: amounts received from the exercise of outstanding stock options; compensation cost for future service that the Company has not yet recognized in earnings; and any windfall tax benefits that would be credited directly to shareholders’ equity when the grant generates a tax deduction (or a reduction in proceeds if there is a charge to equity).  The Company does not consider awards from share-based grants in the computation of basic EPS.

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2016	2015
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,701	$1,573
Weighted-average common shares outstanding	2,450,771	2,435,884
Basic EPS	$0.69	$0.65

Diluted EPS:
Net income available to common shareholders	$1,701	$1,573
Weighted-average common shares outstanding	2,450,771	2,435,884
Potentially dilutive common shares	6,621	6,432
Weighted-average common and potentially dilutive shares outstanding	2,457,392	2,442,316
Diluted EPS	$0.69	$0.64

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

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding requirement. The SSAR awards have a ten year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2016 and 2015 under the 2012 stock incentive plans:

	March 31, 2016			March 31, 2015
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(1)	$32.40	3,200	(1)	$32.25
Omnibus plan	3,155	(3)	29.22	3,300	(2)	32.25
Omnibus plan	50	(1)	31.50	50	(1)	32.50
Total	8,805		$31.26	6,550		$32.25

 (1) Vest after 1 year  (2) Vest after 4 years – 25% each year    (3)Vest after 3 years – 33% each year

The fair value of the 3,155 shares granted on February 2, 2016 was calculated using the grant date stock price with a discount valuation.  The Chaffe model was used to calculate the discount. Since the shares vest over three years and then have a further two-year holding period, the historical volatility of the five years prior to the issue date was used to estimate volatility.  The five year treasury yield was used as the interest rate. The Company does pay a dividend, but since the shareholder will receive the dividends during vesting and the post-vest restriction period, no dividend yield was used in the calculation as not to inflate the discount.  The grant date stock price was $32.40 and the discount was calculated using an interest rate of 1.276% and a 5 year historical volatility of 9.809%.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2015	3,200	8,840	12,040	$29.50
Granted	5,600	3,205	8,805	31.26
Vested	(3,200)	(2,655)	(5,855)	29.42
Non-vested balance at March 31, 2016	5,600	9,390	14,990	$30.56

The Company granted SSARs under the Omnibus Plan in February 2016.  The Company estimated the fair value of SSARs using the Black-Scholes-Merton valuation model on the grant date.  The Company used the following assumptions: the risk-free interest rate is the rate equivalent to the expected term of the option interpolated from the U.S. Treasury Yield Curve on the valuation date and historical volatility is calculated by taking the standard deviation of historical returns using weekly and monthly data.  The fair value of these SSARs was $5.21 per share, based on a risk-free interest rate of 1.861%, a dividend yield of 3.577% and a volatility of 23.402% using an expected term of ten years.

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2015	-	-	-
Granted	19,341	$5.21	10.0
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2016	19,341	$5.21	9.8

None of the SSARs were exercisable at March 31, 2016. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2016 and 2015 and the unrecognized stock-based compensation expense as of March 31, 2016:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Stock-based compensation expense:
Director stock incentive plan	$39	$28
Omnibus stock incentive plan	31	15
Total stock-based compensation expense	$70	$43

As of
(dollars in thousands)	March 31, 2016
Unrecognized stock-based compensation expense:
Director plan	$151
Omnibus plan	345
Total unrecognized stock-based compensation expense	$496

The unrecognized stock-based compensation expense as of March 31, 2016 will be recognized ratably over the periods ended January 2017 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the three months ended March 31, 2016 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2015	15,500	28.64	2.0
Granted	-	-
Exercised	(500)	27.75
Forfeited	-	-
Outstanding and exercisable, March 31, 2016	15,000	$28.67	1.7

During the first quarter of 2016, there were 500 stock options exercised at a price of $27.75 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $808.    There were no stock options exercised during the first quarter of 2015.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2016,  42,382 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased.  For the three months ended March 31, 2016 and 2015, compensation expense related to the ESPP approximated $15 thousand and $44 thousand, respectively, and is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$41,091	$41,091	$41,091	$-	$-
Available-for-sale securities	128,673	128,673	534	128,139	-
FHLB stock	1,420	1,420	-	1,420	-
Loans and leases, net	546,707	546,123	-	-	546,123
Loans held-for-sale	1,202	1,224	-	1,224	-
Accrued interest receivable	2,202	2,202	-	2,202	-
Financial liabilities:
Deposits with no stated maturities	568,182	568,182	-	568,182	-
Time deposits	99,729	99,428	-	99,428	-
Short-term borrowings	12,765	12,765	-	12,765	-
Accrued interest payable	210	210	-	210	-

December 31, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$12,277	$12,277	$12,277	$-	$-
Available-for-sale securities	125,232	125,232	546	124,686	-
FHLB stock	2,120	2,120	-	2,120	-
Loans and leases, net	546,682	545,523	-	-	545,523
Loans held-for-sale	1,421	1,444	-	1,444	-
Accrued interest receivable	2,210	2,210	-	2,210	-
Financial liabilities:
Deposits with no stated maturities	516,473	516,473	-	516,473	-
Time deposits	104,202	103,403	-	103,403	-
Short-term borrowings	28,204	28,204	-	28,204	-
Accrued interest payable	189	189	-	189	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,528	$-	$18,528	$-
Obligations of states and political subdivisions	37,609	-	37,609	-
MBS - GSE residential	72,002	-	72,002	-
Equity securities - financial services	534	534	-	-
Total available-for-sale securities	$128,673	$534	$128,139	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,386	$-	$18,386	$-
Obligations of states and political subdivisions	36,885	-	36,885	-
MBS - GSE residential	69,415	-	69,415	-
Equity securities - financial services	546	546	-	-
Total available-for-sale securities	$125,232	$546	$124,686	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending March 31, 2016 and December 31, 2015, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2016 and December 31, 2015, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,560	$-	$-	$8,560
Other real estate owned	1,243	-	-	1,243
Total	$9,803	$-	$-	$9,803

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,132	$-	$-	$7,132
Other real estate owned	903	-	-	903
Total	$8,035	$-	$-	$8,035

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

At March 31, 2016 and December 31, 2015, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -23.55% to -94.00% and from -4.92% to -50.00% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -32.99% and -27.84% as of March 31, 2016 and December 31, 2015, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2016 and December 31, 2015, the discounts applied to the appraised values of ORE ranged from -15.90% to -99.00% for both periods.  As of March 31, 2016 and December 31, 2015, the weighted-average of discount to the appraisal values of ORE amounted to -37.34% and -37.64%, respectively.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2016 compared to December 31, 2015 and a comparison of the results of operations for the three months ended March 31, 2016 and 2015.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2015 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
▪	the impact of new or changes in existing laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;
▪	impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
▪	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
▪	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
▪	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  During the first quarter of 2016, the Company closed the Eynon branch and took advantage of an opportunity to realize an improved cost structure with minimal disruption to customers.  The cost savings will be reallocated to help expand our branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin. The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points during December 2015. The move represented the first hike in rates by the FOMC in nearly a decade and expectations are for short-term rates to rise gradually throughout 2016, potentially pressuring deposit rate pricing.  The treasury yield curve is expected to undergo a bearish flattening over the forecast horizon.  The national unemployment rate for March 2016 was 5.0%, unchanged from December 2015.  In our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate increased to 6.4%  at March 31, 2016 from 4.7% as of December 31, 2015.  The spike in unemployment was due to an increase in the amount of people in the labor force during 2016 while the number of jobs decreased.  The fact that more people are entering the labor force is a positive sign for the local economy.  Pressure on employment during the first three months of the year is not unusual, as retail and activities such as construction slow down.  Year-over-year the unemployment rate decreased with both the labor force and the number of jobs increasing.  The median home values in the region fell 1.3% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 1.3% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2015 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us began on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts that the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

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

Comparison of the results of operations

Three months ended March 31, 2016 and 2015

Overview

Net income increased $0.1 million, or 8%, for the first quarter of 2016 to  $1.7 million, or $0.69 per diluted share, compared to $1.6 million, or $0.64 per diluted share, for the same 2015 quarter.  During the first quarter of 2016, the Company produced $0.5 million higher net interest income compared to the first quarter of 2015.  The increase in net interest income offset $0.3 million more in non-interest expenses and $0.1 million lower non-interest income during the 2016 period.

Return on average assets (ROA) was 0.92% and 0.91% for the first quarters of 2016 and 2015, respectively.  Return on average shareholders’ equity (ROE) was 8.83% and 8.74% for the three months ended March 31, 2016 and 2015,  respectively.  ROA and ROE increased in both periods because of the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.5 million, or 9%, from $5.6 million for the three months ended March 31, 2015 to $6.1 million for the three months ended March 31, 2016, with higher interest income and lower interest expense combining for the net increase.  Total average interest-earning assets increased $51.5 million and helped offset the negative impact of a four basis point net reduction in their yields resulting in $0.4 million of growth in interest income.  Most of the increase was due to the loan portfolio, which experienced average balance growth of $41.2 million, which had the effect of producing $0.4 million of interest income, more than offsetting the negative impact of an 8 basis point lower yield earned thereon.  Both the commercial and residential portfolios contributed to this increase in interest income.    Although higher average balances of higher-yielding mortgage-backed securities produced $0.1 million in additional interest income from investments, this growth was partially offset by the special dividend from the FHLB which boosted investment income in the first quarter of 2015.  On the liability side, total interest-bearing liabilities grew $30.4 million on average but a twelve basis point decline in the average rates paid offset the impact of this growth.  The reduction in average rate paid is due to the $10 million payoff of long-term debt carrying an interest rate of 5.26% during the second quarter of 2015 which reduced interest expense from borrowings in 2016 by $0.1 million.  Interest expense from deposits was largely unchanged from the first quarter of 2015.

The fully-taxable equivalent (FTE) net interest rate spread and margin increased by eight and six basis points, respectively for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase in spread was due to a twelve basis point reduction in rates paid on interest-bearing liabilities due to the payoff of long-term debt during 2015 which was able to offset the lower yield on interest-earning assets.  The improvement in margin was due to higher net interest income.  The overall cost of funds, which includes the impact of non-interest bearing deposits, declined nine basis points for the quarter ended March 31, 2016 compared to the same period in 2015.  The reason for the decrease was the payoff of long-term debt.

During 2016, the Company expects to operate in a volatile yet overall gradually increasing interest rate environment.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression.  However for the remainder of 2016, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate upward in December 2015, but it had a minimal effect on rates paid on funding sources.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2016, and when coupled with a proactive approach to deposit cost setting strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 46 basis points for the quarter ended March 31, 2016 or twelve basis points lower than the cost for the same 2015 quarter.  The decline in the rate paid on borrowings was the reason for the reduction.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  Interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, began to rise at the end of 2015.  Rates were not increased during the first quarter of 2016 but if rates rise later in the year, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $112 thousand and  $93 thousand for the first quarters of 2016 and 2015, respectively, are included in interest income from loans.  The one-time FHLB special dividend of $57 thousand awarded in the first quarter of 2015 was removed from the annualized yield calculation and then added back to interest income.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2016			March 31, 2015
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$16,740	$22	0.53%	$24,679	$16	0.25%
Investments:
Agency - GSE	18,450	53	1.15	15,746	50	1.29
MBS - GSE residential	68,661	317	1.86	53,135	210	1.60
State and municipal (nontaxable)	34,979	496	5.70	34,691	495	5.78
Other	1,707	23	5.46	1,613	79	5.46
Total investments	123,797	889	2.89	105,185	834	3.00
Loans and leases:
Commercial and commercial real estate (taxable)	278,003	3,068	4.44	256,705	2,861	4.52
Commercial and commercial real estate (nontaxable)	27,200	290	4.28	18,377	211	4.65
Consumer	65,603	911	5.58	66,897	911	5.52
Residential real estate	186,905	1,836	3.95	174,513	1,727	4.01
Total loans and leases	557,711	6,105	4.40	516,492	5,710	4.48
Federal funds sold	-	-	-	419	-	0.26
Total interest-earning assets	698,248	7,016	4.04%	646,775	6,560	4.08%
Non-interest earning assets	48,581			51,980
Total assets	$746,829			$698,755

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$115,864	$36	0.13%	$110,291	$50	0.18%
Interest-bearing checking	154,628	102	0.26	128,575	73	0.23
MMDA	127,635	217	0.68	119,332	193	0.66
CDs < $100,000	52,788	100	0.76	61,319	125	0.83
CDs > $100,000	50,611	124	0.99	42,862	115	1.09
Clubs	1,392	1	0.16	1,470	1	0.17
Total interest-bearing deposits	502,918	580	0.46	463,849	557	0.49
Repurchase agreements	14,710	8	0.22	15,793	8	0.20
Borrowed funds	2,434	10	1.55	10,001	132	5.35
Total interest-bearing liabilities	520,062	598	0.46%	489,643	697	0.58%
Non-interest bearing deposits	144,890			132,327
Non-interest bearing liabilities	4,396			3,811
Total liabilities	669,348			625,781
Shareholders' equity	77,481			72,974

Total liabilities and shareholders' equity	$746,829			$698,755
Net interest income - FTE		$6,418			$5,863

Net interest spread			3.58%			3.50%
Net interest margin			3.70%			3.64%
Cost of funds			0.36%			0.45%

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

	Three months ended March 31,
(dollars in thousands)	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(6)	$12	$6	$8	$-	$8
Investments:
Agency - GSE	8	(5)	3	-	(4)	(4)
MBS - GSE residential	69	38	107	16	3	19
State and municipal	4	-	4	12	(20)	(8)
Other	5	(61)	(56)	(11)	66	55
Total investments	86	(28)	58	17	45	62
Loans and leases:
Residential real estate	133	(24)	109	186	(54)	132
Commercial and CRE	342	(83)	259	138	(103)	35
Consumer	(13)	13	-	64	(1)	63
Total loans and leases	462	(94)	368	388	(158)	230
Federal funds sold	-	-	-	-	-	-
Total interest income	542	(110)	432	413	(113)	300

Interest expense:
Deposits:
Savings	2	(16)	(14)	-	(5)	(5)
Interest-bearing checking	17	12	29	13	18	31
Money market	16	8	24	50	28	78
Certificates of deposit less than $100,000	(16)	(9)	(25)	6	(2)	4
Certificates of deposit greater than $100,000	20	(11)	9	(21)	(19)	(40)
Clubs	-	-	-	-	-	-
Total deposits	39	(16)	23	48	20	68
Repurchase agreements	(1)	1	-	-	-	-
Borrowed funds	(63)	(59)	(122)	(84)	5	(79)
Total interest expense	(25)	(74)	(99)	(36)	25	(11)
Net interest income	$567	$(36)	$531	$449	$(138)	$311

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the quarters ending March 31, 2016 and 2015, the Company recorded a provision for loan losses of $0.2 million each period, respectively.  The provision funds our allowance for loan losses and its requirement is a function of the allowance’s sufficiency to cover all loans.  Within the allowance calculation, there is a rolling twelve-quarter average applied to determine the reserve affecting both qualitative factors and loss ratios.  During the first quarter of 2016, a significant loss event rolled off of this historical average which offset the need for additional reserves which would have otherwise been required from an additional $0.7 million TDR and $4.6 million more non-accrual loans.  Except for a $0.7 million specific reserve for one large non-accrual loan, collateral securing these impaired loans was considered sufficient to cover their respective principal balances.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended March 31, 2016, non-interest income amounted to $1.7 million, a $0.1 million, or 4%, decrease compared to $1.8 million recorded for the three months ended March 31, 2015.  The decrease in conforming residential lending activity resulted in $0.1 million fewer gains on the sale of loans at March 31, 2016 compared to the same period of 2015.  Trust income and financial services income also saw $47 thousand and $23 thousand decreases, respectively.  These decreases were partially offset by a combined $0.1 million in additional service charges on deposits and interchange fees.

Other operating expenses

For the three months ended March 31, 2016, total other operating expenses increased $0.3 million, or 6%, compared to the three months ended March 31, 2015.  Salary and employee benefits contributed the most to the increase rising $0.2 million, or 8%, in the first quarter of 2016 compared to the same period in 2015.  The increase stems from select staff additions or replacements to previously vacant positions, including senior level and mid-level position replacements that did not occur until second quarter of 2015, annual merit increases, one-time salary increases awarded to employees in the normal course of performance management, higher recognized employee incentives and an increase in group insurance from higher claims processing.  Professional services increased during the period by $0.1 million, or 15%.  The increase was due to a combination of additional legal services and additional compliance review services.  Data processing and communications expense increased $0.1 million during the three months ended March 31, 2016 compared to 2015 like period because of fees incurred from outsourcing the Company’s data processing during the third quarter of 2015.  Other expenses increased $0.1 million during the first quarter of 2016 due to a  credit of $0.1 million against the shares tax due to a donation made during the first quarter of 2015.  The Company does not expect to receive the same tax credit for 2016 until the end of the year.    Offsetting these items, the lack of the previously mentioned donation during the first quarter of 2016 caused advertising and marketing expenses to decrease by $0.1 million.  Other real estate owned (ORE) expense also decreased $0.1 million during the first quarter of 2016 compared to the same period in 2015 because the Company was holding a few large properties that carried large expenses during the first quarter of 2015 that were subsequently sold. Also, there were losses on sales of ORE and write-downs in 2015 totaling $35 thousand and none of the properties in 2016 were sold or needed to be written down.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at March 31, 2016 and 2015 were 1.99% and 1.93%, respectively.  The expense ratio, which excludes non-recurring expenses, increased due mostly to lower non-interest income.

Comparison of financial condition at

March 31, 2016 and December 31, 2015

Overview

Consolidated assets increased $34.0 million, or 5%, to $763.4 million as of March 31, 2016 from $729.4 million at December 31, 2015.  The increase in assets was funded through growth in deposits of $47.2 million and a $2.0 million increase in shareholders’ equity which was partially offset by the $15.4 million decrease in short-term borrowings.  The increase in the funding sources was used to fund investment security growth and pay down short-term borrowings with the balance retained in cash for future liquidity needs from seasonal depositors.

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

As of March 31, 2016, the carrying value of investment securities amounted to $128.7 million, or 17% of total assets, compared to $125.2 million, or 17% of total assets, at December 31, 2015.  On March 31, 2016, 56% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2016.  The AFS securities were recorded with a net unrealized gain of $4.4 million as of March 31, 2016 compared to a net unrealized gain of $3.3 million as of December 31, 2015, or a net improvement of $1.1 million during 2016.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the three months ended March 31, 2016 and 2015, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first three months of 2016, the carrying value of total investments increased $3.4 million, or 3%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with available cash holdings during the first half of 2015.  The Company expects to grow the portfolio and increase its relative size with a bias toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$72,002	56.0%	$69,415	55.4%
State & municipal subdivisions	37,609	29.2	36,885	29.5
Agency - GSE	18,528	14.4	18,386	14.7
Equity securities - financial services	534	0.4	546	0.4
Total	$128,673	100.0%	$125,232	100.0%

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $14 thousand and $74 thousand for the three months ended March 31, 2016 and 2015, respectively.  The Company received a $57 thousand one-time special dividend during the first quarter of 2015.  The balance in FHLB stock was $1.4 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016 and December 31, 2015, loans HFS consisted of residential mortgages with carrying amounts of $1.2 million and $1.4 million, respectively, which approximated their fair values.  During the quarter ended March 31, 2016, residential mortgage loans with principal balances of $6.5 million were sold into the secondary market and the Company recognized net gains of $0.1 million, compared to $10.2 million and $0.2 million, respectively during the quarter ended March 31, 2015.  A decrease in residential mortgage origination activities caused the decrease in gains from loan sales in the first quarter of 2016 compared to the same 2015 period.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At March 31, 2016 and December 31, 2015, the servicing portfolio balance of sold residential mortgage loans was $269.6 million and $269.5 million, respectively.

Loans and leases

The Company remains proactive in the desire to maintain, develop and grow relationships.  Relationship managers along with their service partners have developed and continue to sharpen their skills to provide the opportunity of being trusted financial advisors.  The loan portfolio remains stable with a modest growth based upon the condition of our local economy and our desire to manage risk.  The expectation for the remainder of the year continues to be controlled growth within the confines of the marketplace.

Commercial and industrial and commercial real estate

Compared to year-end 2015, the commercial and industrial (C&I) loan portfolio increased $1.1 million, or 1%, from $102.6 million to $103.7 million and the commercial real estate (CRE) loan portfolio retracted $3.2 million, or 2%, from $201.9 million to $198.7 million as of  March 31, 2016.  Both the modest increase and reduction in both categories were anticipated due to the payoffs of multiple credit facilities.  The Company anticipates the commercial loan portfolio to increase approximately 5% by year end.

Consumer

The consumer loan portfolio realized a nominal reduction of $1.3 million, or 1.1%, from a high of $115.0 million at December 31, 2015 to $113.7 million at March 31, 2016.  The reduction is largely tied to amortization which is expected to be neutralized by volume derived from seasonal consumer loan campaigns scheduled over the remainder of 2016.

Residential

The residential loan portfolio grew $3.3 million, or 2.4%, from $137.1 million at December 31, 2015 to $140.4 million at March 31, 2016.  The held to maturity loan portfolio grew due mostly to residential construction and non-conforming loan originations.

The composition of the loan portfolio at March 31, 2016 and December 31, 2015, is summarized as follows:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$103,703	18.7%	$102,653	18.4%
Commercial real estate:
Non-owner occupied	95,303	17.1	95,745	17.2
Owner occupied	98,523	17.7	101,652	18.3
Construction	4,904	0.9	4,481	0.8
Consumer:
Home equity installment	30,017	5.4	30,935	5.6
Home equity line of credit	48,331	8.7	48,060	8.7
Auto and leases	29,556	5.3	29,758	5.3
Other	5,770	1.0	6,208	1.1
Residential:
Real estate	130,270	23.4	126,992	22.8
Construction	10,109	1.8	10,060	1.8
Gross loans	556,486	100.0%	556,544	100.0%
Less:
Allowance for loan losses	(9,384)		(9,527)
Unearned lease revenue	(395)		(335)
Net loans	$546,707		$546,682

Loans held-for-sale	$1,202		$1,421

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

Through March 31, 2016, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Net charge-offs were $0.3 million as of March 31, 2016, $0.7 million for the year ended December 31, 2015 and $0.1 million as of March 31, 2015.  During the period ended March 31, 2016, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and residential loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.4 million as of March 31, 2016, $9.5 million as of December 31, 2015 and $9.2 million as of March 31, 2015.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015

Balance at beginning of period	$9,527		$9,173		$9,173

Charge-offs:
Commercial and industrial	(14)		(25)		(24)
Commercial real estate	(85)		(432)		(67)
Consumer	(175)		(437)		(92)
Residential	(60)		(15)		-
Total	(334)		(909)		(183)

Recoveries:
Commercial and industrial	9		47		9
Commercial real estate	4		18		7
Consumer	28		95		24
Residential	-		28		28
Total	41		188		68
Net charge-offs	(293)		(721)		(115)
Provision for loan losses	150		1,075		150
Balance at end of period	$9,384		$9,527		$9,208

Allowance for loan losses to total loans	1.69%		1.71%		1.77%
Net charge-offs to average total loans outstanding	0.21%		0.13%		0.09%
Average total loans	$557,711		$534,903		$516,492
Loans 30 - 89 days past due and accruing	$2,390		$3,707		$2,135
Loans 90 days or more past due and accruing	$619		$356		$505
Non-accrual loans	$8,306		$9,003		$3,816
Allowance for loan losses to loans 90 days or more past due and accruing	15.16	x	26.76	x	18.23	x
Allowance for loan losses to non-accrual loans	1.13	x	1.06	x	2.41	x
Allowance for loan losses to non-performing loans	1.05	x	1.02	x	2.13	x

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At March 31, 2016, non-performing assets represented 1.77% of total assets compared with 1.76% as of December 31, 2015.  Although non-accrual loans decreased in the first quarter of 2016, past due loans over 90 days, TDRs and ORE all increased over the same time period, causing an increase in the ratio.    Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015

Loans past due 90 days or more and accruing	$619	$356	$505
Non-accrual loans *	8,306	9,003	3,816
Total non-performing loans	8,925	9,359	4,321
Troubled debt restructurings	2,857	2,423	2,358
Other real estate owned and repossessed assets	1,766	1,074	1,433
Total non-performing assets	$13,548	$12,856	$8,112

Total loans, including loans held-for-sale	$557,293	$557,630	$520,855
Total assets	$763,382	$729,358	$702,507
Non-accrual loans to total loans	1.49%	1.61%	0.73%
Non-performing loans to total loans	1.60%	1.68%	0.83%
Non-performing assets to total assets	1.77%	1.76%	1.15%

* In the table above, the amount includes non-accrual TDRs of $0.2 million as of March 31, 2016 and $0.9 million as of March 31, 2015. There were no non-accrual TDRs as of December 31, 2015.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $0.4 million, or 5%, from $9.3 million at December 31, 2015 to $8.9 million at March 31, 2016.  At March 31, 2016, the portion of accruing loans that was over 90 days past due totaled $0.6 million and consisted of nine loans to nine unrelated borrowers ranging from $6 thousand to $0.2 million.  At December 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.4 million and consisted of eight loans to seven unrelated borrowers ranging from less than $1 thousand to $0.2 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At March 31, 2016, there were 45 loans to 38 unrelated borrowers ranging from less than $1 thousand to $5.0 million in the non-accrual category.  At December 31, 2015, there were 51 loans to 46 unrelated borrowers on non-accrual ranging from less than $1 thousand to $5.1 million.  Non-accrual loans decreased during the period ending March 31, 2016 for the following reasons:  $0.8 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.3 million were paid down or paid off; $0.2 million were charged off; $0.7 million were transferred to ORE,  and $0.3 million was moved back to accrual status.

The composition of non-performing loans as of March 31, 2016 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$103,703	$27	$32	$59	0.06%
Commercial real estate:
Non-owner occupied	95,303	-	6,178	6,178	6.48%
Owner occupied	98,523	35	559	594	0.60%
Construction	4,904	-	218	218	4.45%
Consumer:
Home equity installment	30,017	-	92	92	0.31%
Home equity line of credit	48,331	-	438	438	0.91%
Auto loans and leases *	29,161	557	23	580	1.99%
Other	5,770	-	6	6	0.10%
Residential:
Real estate	130,270	-	760	760	0.58%
Construction	10,109	-	-	-	-
Loans held-for-sale	1,202	-	-	-	-

Total	$557,293	$619	$8,306	$8,925	1.60%
*Net of unearned lease revenue of $0.4 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2016 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.3 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $3.0 million at March 31, 2016, an increase of $0.6 million, from $2.4 million at December 31, 2015, due to the addition of one home equity line of credit (HELOC) being classified as a TDR during the quarter.  The $3.0 million in TDRs as of March 31, 2016, consisted of nine commercial loans (7 CRE and 2 C&I) and one consumer loan (HELOC) to six unrelated borrowers.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the three months ended March 31, 2016
	Accruing			Non-accruing
	Commercial &	Commercial	Consumer	Commercial
(dollars in thousands)	industrial	real estate	HELOC	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$2,423
Additions	-	-	650	-	650
Transfers	-	(156)	-	156	-
Pay downs / payoffs	-	(60)	-	-	(60)
Ending balance	$525	$1,682	$650	$156	$3,013

As of and for the year ended December 31, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	500	1,267	-	1,767
Sold	-	-	(604)	(604)
Pay downs / payoffs	-	(97)	(71)	(168)
Charge offs	-	-	(200)	(200)
Ending balance	$525	$1,898	$-	$2,423

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.8 million at March 31, 2016 and $1.1 million at December 31, 2015.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,074	14	$1,961	12

Additions	692	6	466	10
Pay downs	-		(1)
Write downs	-		(37)
Sold	-		(1,315)	(8)
Balance at end of period	$1,766	20	$1,074	14

As of March 31, 2016, ORE consisted of twenty properties from eighteen unrelated borrowers totaling $1.8 million.  Six of these properties ($0.7 million) were added in 2016; six were added in 2015 ($0.4 million); three were added in 2014 ($0.1 million); two were added in 2013 ($0.2 million); two were added in 2012 ($0.3 million); and one was added in 2011 ($0.1 million).  In addition, of the twenty properties, eleven ($1.3 million) were either listed for sale or awaiting listing, while the remaining properties (nine totaling $0.5 million) are either in litigation, awaiting closing, have disposition plans or are undergoing renovations.

There was no other repossessed assets held-for-sale at March 31, 2016 or December 31, 2015.

Other assets

The $2.1 million increase in other assets was due mostly to $1.4 million in higher residual values associated with recording new automobile leases, net of lease disposals, a $0.3 million increase in construction in process, a $0.5 million investment receivable that has not been settled yet and $0.3 million higher prepaid expenses.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 10 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA).  The Company also offers short- and long-term time deposits or certificates of deposit (CDs).  CDs are deposits with stated maturities which can range from seven days to ten years.  Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and long-term FHLB advances.

The following table represents the components of deposits as of the date indicated:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Money market	$138,685	20.8%	$125,433	20.2%
Interest-bearing checking	152,433	22.8	132,598	21.4
Savings and clubs	119,706	17.9	115,668	18.6
Certificates of deposit	99,729	14.9	104,202	16.8
Total interest-bearing	510,553	76.4	477,901	77.0
Non-interest bearing	157,358	23.6	142,774	23.0
Total deposits	$667,911	100.0%	$620,675	100.0%

Total deposits increased $47.2 million, or 8%, from $620.7 million at December 31, 2015 to $667.9 million at March 31, 2016.  Growth in public fund accounts caused the increase from year end due to the seasonal timing of public tax deposits.  Public non-interest bearing checking, public interest-bearing checking and public money market accounts increased $14.8 million, $21.8 million and $12.4 million.  Tax deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received.  The increase in public fund accounts was partially offset by a $4.5 million reduction in CDs.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company’s focus of building a relationship of trust with its customers brought a few large deposits into the bank during 2015, with similar expectations for 2016.  Although these deposits fluctuate depending on customer needs, the Company plans to continue to form these types of relationships with customers in order to grow the deposit base to fund loan growth.  The Company expects moderate asset growth for the remainder of 2016 funded primarily by growth in transactional deposits.

Customers’ appetite for long-term time deposit products continues to be non-existent with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continues to decrease; having declined $4.5 million, or 5%, from year-end 2015.  The Company expects CDs to continue to decline in 2016.  The Company’s relationship strategy resulted in a successful bid for a large public CD account, but otherwise the low rate environment has basically enticed customers to vacate the CD marketplace.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of creative CD campaigns with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of March 31, 2016 and December 31, 2015, CDARS represented $1.1 million, or less than 1%, and $3.4 million, or 1%, respectively, of total deposits.

Excluding CDARS, certificates of deposit accounts of $100,000 or more amounted to $50.0 million and $50.8 million at March 31, 2016 and December 31, 2015, respectively.  Certificates of deposit of $250,000 or more amounted to $28.1 million and $31.7 million as of March 31, 2016 and December 31, 2015, respectively.

Including CDARS, approximately 48% of the CDs, with a weighted-average interest rate of 0.70%, are scheduled to mature in 2016 and an additional 23%, with a weighted-average interest rate of 0.73%, are scheduled to mature in 2017.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2016, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings decreased $15.4 million during 2016.  Less borrowing was needed because of growth in public deposits during the first quarter of 2016.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$22,289	79.0%
Securities sold under repurchase agreements	12,765	100.0	5,915	21.0
Total	$12,765	100.0%	$28,204	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2016, the Company maintained a one-year cumulative gap of positive (asset sensitive) $68.2 million, or 9%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2016:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$28,432	$-	$-	$12,659	$41,091
Investment securities (1)(2)	6,344	15,471	39,641	68,637	130,093
Loans and leases(2)	195,090	88,020	143,225	121,574	547,909
Fixed and other assets	-	11,169	-	33,120	44,289
Total assets	$229,866	$114,660	$182,866	$235,990	$763,382
Total cumulative assets	$229,866	$344,526	$527,392	$763,382

Non-interest-bearing transaction deposits (3)	$-	$15,752	$43,242	$98,364	$157,358
Interest-bearing transaction deposits (3)	170,184	20,712	148,378	71,550	410,824
Certificates of deposit	17,546	39,347	26,707	16,129	99,729
Repurchase agreements	12,765	-	-	-	12,765
Other liabilities	-	-	-	4,397	4,397
Total liabilities	$200,495	$75,811	$218,327	$190,440	$685,073
Total cumulative liabilities	$200,495	$276,306	$494,633	$685,073

Interest sensitivity gap	$29,371	$38,849	$(35,461)	$45,550
Cumulative gap	$29,371	$68,220	$32,759	$78,309

Cumulative gap to total assets	3.8%	8.9%	4.3%	10.3%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 2016 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2016 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	6.0%	(2.6)%
Net income	15.8	(6.5)
Economic value at risk:
Economic value of equity	(3.4)	(23.8)
Economic value of equity as a percent of total assets	(0.4)	(3.0)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2016, the Company’s risk-based capital ratio was 15.1%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2016, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$26,238	$1,478	6.0%
+100 basis points	25,450	690	2.8
Flat rate	24,760	-	-
-100 basis points	24,252	(508)	(2.1)
-200 basis points	24,124	(636)	(2.6)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of March 31, 2016, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2016, the Company acquired $28.8 million of cash.  During the period, the Company’s operations provided approximately $1.5 million mostly from $6.6 million of net cash inflow from the components of net interest income and $0.8 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $4.5 million and a $1.4 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets and growth in deposits were used to replace maturing and cash runoff of investment securities, reduce short-term borrowings and net dividend payments.  The Company received a large amount of public deposits during the first quarter of 2016 which are expected to be taken out during the second quarter of 2016.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2015.

As of March 31, 2016, the Company maintained $41.1 million in cash and cash equivalents and $129.9 million of investments AFS and loans HFS.  Also as of March 31, 2016, the Company had approximately $190.6 million available to borrow from the FHLB, $21.0 million from correspondent banks, $29.9 million from the FRB and $36.5 million from the CDARS program.  The combined total of $449.0 million represented 59% of total assets at March 31, 2016.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the quarter ended March 31, 2016, total shareholders' equity increased $2.0 million, or 3%, due principally from the $1.7 million in net income added into retained earnings and $0.7 million in after-tax unrealized gains in the Company’s investment portfolio.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.1 million from stock options exercised and stock-based compensation expense from the ESPP and unvested restricted stock and SSARS.  These items were partially offset by $0.7 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 39% for the three months ended March 31, 2016.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2016, the Company reported a net unrealized gain position of $2.9 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.2  million as of December 31, 2015.  The improvement during 2016 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2016, the Company purchased all of the shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of March 31, 2016 and 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

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

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of March 31, 2016:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of March 31, 2016

Total capital (to risk-weighted assets)
Consolidated	$82,227	15.1%	≥	$43,438	≥	8.0%		N/A		N/A
Bank	$81,747	15.1%	≥	$43,389	≥	8.0%	≥	$54,237	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$75,406	13.9%	≥	$24,434	≥	4.5%		N/A		N/A
Bank	$74,934	13.8%	≥	$24,406	≥	4.5%	≥	35,254	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$75,406	13.9%	≥	$44,916	≥	6.0%		N/A		N/A
Bank	$74,934	13.8%	≥	$44,876	≥	6.0%	≥	$59,835	≥	8.0%

Tier I capital (to average assets)
Consolidated	$75,406	10.1%	≥	$29,944	≥	4.0%		N/A		N/A
Bank	$74,934	10.0%	≥	$29,918	≥	4.0%	≥	$37,397	≥	5.0%

As of December 31, 2015:

Total capital (to risk-weighted assets)
Consolidated	$81,074	15.0%	≥	$43,278	≥	8.0%		N/A		N/A
Bank	$80,547	14.9%	≥	$43,306	≥	8.0%	≥	$54,132	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$24,344	≥	4.5%		N/A		N/A
Bank	$73,744	13.6%	≥	$24,360	≥	4.5%	≥	$35,186	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$43,723	≥	6.0%		N/A		N/A
Bank	$73,744	13.6%	≥	$43,635	≥	6.0%	≥	$58,180	≥	8.0%

Tier I capital (to average assets)
Consolidated	$74,163	10.2%	≥	$29,149	≥	4.0%		N/A		N/A
Bank	$73,744	10.1%	≥	$29,090	≥	4.0%	≥	$36,362	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2015 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2016.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2015 Form 10-K filed with the Securities and Exchange Commission on March 15, 2016.

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

*10.13 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015;  Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: May 6, 2016	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 6, 2016	/s/Salvatore R. DeFrancesco, Jr.
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

*

10.13 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015;  Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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