Form 10-Q
period 2016-06-30
FIDELITY D & D BANCORP INC
filed 2016-08-03
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2016, the latest practicable date, was 2,453,805 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2016

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$10,801	$12,259
Interest-bearing deposits with financial institutions	17,052	18
Total cash and cash equivalents	27,853	12,277
Available-for-sale securities	129,760	125,232
Federal Home Loan Bank stock	1,140	2,120
Loans and leases, net (allowance for loan losses of
$9,207 in 2016; $9,527 in 2015)	551,997	546,682
Loans held-for-sale (fair value $1,591 in 2016, $1,444 in 2015)	1,554	1,421
Foreclosed assets held-for-sale	1,555	1,074
Bank premises and equipment, net	16,455	16,723
Cash surrender value of bank owned life insurance	11,257	11,082
Accrued interest receivable	2,187	2,210
Other assets	12,718	10,537
Total assets	$756,476	$729,358
Liabilities:
Deposits:
Interest-bearing	$505,524	$477,901
Non-interest-bearing	157,776	142,774
Total deposits	663,300	620,675
Accrued interest payable and other liabilities	5,522	4,128
Short-term borrowings	7,258	28,204
Total liabilities	676,080	653,007
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,453,805 in 2016; and 2,443,405 in 2015)	26,992	26,700
Retained earnings	49,709	47,463
Accumulated other comprehensive income	3,695	2,188
Total shareholders' equity	80,396	76,351
Total liabilities and shareholders' equity	$756,476	$729,358

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income:
Loans and leases:
Taxable	$5,796	$5,651	$11,611	$11,150
Nontaxable	193	162	384	301
Interest-bearing deposits with financial institutions	24	1	46	17
Investment securities:
U.S. government agency and corporations	366	273	736	533
States and political subdivisions (nontaxable)	316	329	633	642
Other securities	20	22	41	99
Total interest income	6,715	6,438	13,451	12,742
Interest expense:
Deposits	567	508	1,147	1,065
Securities sold under repurchase agreements	4	4	12	12
Other short-term borrowings and other	3	11	13	12
Long-term debt	-	124	-	255
Total interest expense	574	647	1,172	1,344
Net interest income	6,141	5,791	12,279	11,398
Provision for loan losses	275	150	425	300
Net interest income after provision for loan losses	5,866	5,641	11,854	11,098
Other income:
Service charges on deposit accounts	515	412	1,003	827
Interchange fees	381	337	737	639
Fees from trust fiduciary activities	193	197	363	414
Fees from financial services	206	110	310	237
Service charges on loans	293	224	471	400
Fees and other revenue	195	215	392	411
Earnings on bank-owned life insurance	88	84	175	169
Gain on sale or disposal of:
Loans	220	238	327	467
Investment securities	9	16	9	18
Premises and equipment	-	-	-	1
Total other income	2,100	1,833	3,787	3,583
Other expenses:
Salaries and employee benefits	2,893	2,643	5,768	5,296
Premises and equipment	826	875	1,744	1,816
Advertising and marketing	203	263	458	650
Professional services	399	477	788	815
FDIC assessment	112	87	237	194
Loan collection	81	66	125	96
Other real estate owned	67	48	89	147
Office supplies and postage	123	112	242	213
Automated transaction processing	154	138	281	258
FHLB prepayment fee	-	570	-	570
Data processing and communication	271	103	459	208
PA shares tax	164	145	306	150
Other	76	217	260	418
Total other expenses	5,369	5,744	10,757	10,831
Income before income taxes	2,597	1,730	4,884	3,850
Provision (credit) for income taxes	669	(50)	1,255	497
Net income	$1,928	$1,780	$3,629	$3,353
Per share data:
Net income - basic	$0.79	$0.73	$1.48	$1.38
Net income - diluted	$0.79	$0.73	$1.48	$1.37
Dividends	$0.29	$0.27	$0.56	$0.52

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015

Net income	$1,928	$1,780	$3,629	$3,353

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities	1,209	(1,476)	2,293	(1,241)
Reclassification adjustment for net gains realized in income	(9)	(16)	(9)	(18)
Net unrealized gain (loss)	1,200	(1,492)	2,284	(1,259)
Tax effect	(408)	507	(777)	428
Unrealized gain (loss), net of tax	792	(985)	1,507	(831)
Other comprehensive income (loss), net of tax	792	(985)	1,507	(831)
Total comprehensive income, net of tax	$2,720	$795	$5,136	$2,522

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2016 and 2015
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			3,353		3,353
Other comprehensive loss				(831)	(831)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Stock-based compensation expense		131			131
Cash dividends declared			(1,275)		(1,275)
Balance, June 30, 2015	2,439,905	$26,505	$45,282	$1,912	$73,699

Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			3,629		3,629
Other comprehensive income				1,507	1,507
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		167			167
Cash dividends declared			(1,383)		(1,383)
Balance, June 30, 2016	2,453,805	$26,992	$49,709	$3,695	$80,396

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2016	2015

Cash flows from operating activities:
Net income	$3,629	$3,353
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,765	1,741
Provision for loan losses	425	300
Deferred income tax expense	1,110	453
Stock-based compensation expense	252	131
Proceeds from sale of loans held-for-sale	18,931	22,179
Originations of loans held-for-sale	(17,301)	(22,123)
Earnings from bank-owned life insurance	(175)	(169)
Net gain from sales of loans	(327)	(467)
Net gain from sales of investment securities	(9)	(18)
Net loss from sale and write-down of foreclosed assets held-for-sale	24	30
Change in:
Accrued interest receivable	23	(112)
Other assets	(2,466)	2,484
Accrued interest payable and other liabilities	44	354
Net cash provided by operating activities	5,925	8,136

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	2,884	10,420
Proceeds from maturities, calls and principal pay-downs	9,301	10,593
Purchases	(15,231)	(46,959)
Decrease (increase) in FHLB stock	980	(682)
Net increase in loans and leases	(8,235)	(24,676)
Acquisition of bank premises and equipment	(802)	(1,028)
Proceeds from sale of foreclosed assets held-for-sale	332	1,019
Net cash used in investing activities	(10,771)	(51,313)

Cash flows from financing activities:
Net increase in deposits	42,626	19,942
Net (decrease) increase in short-term borrowings	(20,946)	30,294
Repayment of long-term debt	-	(10,000)
Proceeds from employee stock purchase plan participants	111	102
Exercise of stock options	14	-
Dividends paid, net of dividends reinvested	(1,383)	(1,275)
Net cash provided by financing activities	20,422	39,063
Net increase (decrease) in cash and cash equivalents	15,576	(4,114)
Cash and cash equivalents, beginning	12,277	25,851

Cash and cash equivalents, ending	$27,853	$21,737

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

In the opinion of management, the consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2016 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2016 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of June 30, 2016 and December 31, 2015, loans classified as HFS consisted of residential mortgage loans.

Financing of automobiles, provided to customers under lease arrangements of varying terms, are accounted for as direct finance leases.  Interest income on automobile direct finance leasing is determined using the interest method to arrive at a level effective yield over the life of the lease.

Foreclosed assets held-for-sale includes other real estate acquired through foreclosure (ORE) and may, from time-to-time, include repossessed assets such as automobiles.  ORE is carried at the lower of cost (principal balance at date of foreclosure) or fair value less estimated cost to sell.  Any write-downs at the date of foreclosure are charged to the allowance for loan losses.  Expenses incurred to maintain ORE properties, subsequent write downs to the asset’s fair value, any rental income received and gains or losses on disposal are included as components of other real estate owned expense in the consolidated statements of income.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For each of the six months ended June 30, 2016 and 2015, the Company paid interest of $1.1 million and $1.3 million, respectively.  The Company made an income tax payment of $0.2 million during the first half of 2016 and did not make any income tax payment during the first half of 2015.  For the six months ended June 30, 2016 and 2015, the Company had a net change in unrealized gains on available for sale securities of $2.3 million and $(1.3 million), respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $0.8 million and $0.6 million during the six months ended June 30, 2016 and 2015, respectively.  During the same respective periods, transfers from loans to loans held-for-sale amounted to $1.7 million and $1.8 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

2.  New accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this update require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  Previously, when credit losses were measured under GAAP, an entity only considered past events and current conditions when measuring the incurred loss.  The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  An entity must use judgement in determining the relevant information and estimation methods that are appropriate under the circumstances.  The amendments in this update also require that credit losses on available-for-sale debt securities be presented as an allowance for credit losses rather than a writedown.  The amendments in this update are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 for public companies.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.    An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption (modified-retrospective approach).  Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly.  The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

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

Subsequently, the FASB issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued Principal versus Agent Considerations, Identifying Performance Obligations and Licensing and Narrow-Scope Improvements and Practical Expedients in March, April and May 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements are consistent with those in Topic 606.

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

As of and for the six months ended June 30, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,188	$2,188

Other comprehensive income before reclassifications, net of tax	1,513	1,513
Amounts reclassified from accumulated other comprehensive income, net of tax	(6)	(6)
Net current-period other comprehensive income	1,507	1,507
Ending balance	$3,695	$3,695

As of and for the three months ended June 30, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,903	$2,903

Other comprehensive income before reclassifications, net of tax	798	798
Amounts reclassified from accumulated other comprehensive income, net of tax	(6)	(6)
Net current-period other comprehensive income	792	792
Ending balance	$3,695	$3,695

As of and for the six months ended June 30, 2015
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive loss before reclassifications, net of tax	(819)	(819)
Amounts reclassified from accumulated other comprehensive income, net of tax	(12)	(12)
Net current-period other comprehensive loss	(831)	(831)
Ending balance	$1,912	$1,912

As of and for the three months ended June 30, 2015
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,897	$2,897

Other comprehensive loss before reclassifications, net of tax	(974)	(974)
Amounts reclassified from accumulated other comprehensive income, net of tax	(11)	(11)
Net current-period other comprehensive loss	(985)	(985)
Ending balance	$1,912	$1,912

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Unrealized gains on AFS securities	$9	$16	$9	$18	Gain on sale of investment securities
	(3)	(5)	(3)	(6)	Provision for income taxes
Total reclassifications for the period	$6	$11	$6	$12	Net income

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

The amortized cost and fair value of investment securities at June 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2016
Available-for-sale securities:
Agency - GSE	$18,346	$202	$-	$18,548
Obligations of states and political subdivisions	34,912	3,374	-	38,286
MBS - GSE residential	70,607	1,807	(31)	72,383

Total debt securities	123,865	5,383	(31)	129,217

Equity securities - financial services	295	248	-	543

Total available-for-sale securities	$124,160	$5,631	$(31)	$129,760

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2015
Available-for-sale securities:
Agency - GSE	$18,374	$36	$(24)	$18,386
Obligations of states and political subdivisions	34,599	2,310	(24)	36,885
MBS - GSE residential	68,648	1,066	(299)	69,415

Total debt securities	121,621	3,412	(347)	124,686

Equity securities - financial services	295	251	-	546

Total available-for-sale securities	$121,916	$3,663	$(347)	$125,232

The amortized cost and fair value of debt securities at June 30, 2016 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$2,002	$2,006
Due after one year through five years	15,331	15,529
Due after five years through ten years	2,662	2,871
Due after ten years	33,263	36,428

Total debt securities	53,258	56,834

MBS - GSE residential	70,607	72,383

Total available-for-sale debt securities	$123,865	$129,217

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2016
Agency - GSE	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	-	-	-	-
MBS - GSE residential	5,939	(28)	1,263	(3)	7,202	(31)
Total	$5,939	$(28)	$1,263	$(3)	$7,202	$(31)
Number of securities	3		1		4

December 31, 2015
Agency - GSE	$8,156	$(24)	$-	$-	$8,156	$(24)
Obligations of states and political subdivisions	3,656	(20)	485	(4)	4,141	(24)
MBS - GSE residential	36,899	(299)	-	-	36,899	(299)
Total	$48,711	$(343)	$485	$(4)	$49,196	$(347)
Number of securities	32		1		33

The Company had four securities in an unrealized loss position at June 30, 2016, and all four were mortgage-backed securities. The severity of these unrealized losses based on their underlying cost basis was 0.44% for total MBS-GSE at June 30, 2016. In addition, only one of these securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of June 30, 2016, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at June 30, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Commercial and industrial	$97,720	$102,653
Commercial real estate:
Non-owner occupied	88,932	95,745
Owner occupied	103,399	101,652
Construction	5,723	4,481
Consumer:
Home equity installment	29,919	30,935
Home equity line of credit	49,680	48,060
Auto loans and leases	37,951	29,758
Other	6,430	6,208
Residential:
Real estate	130,252	126,992
Construction	11,644	10,060
Total	561,650	556,544
Less:
Allowance for loan losses	(9,207)	(9,527)
Unearned lease revenue	(446)	(335)

Loans and leases, net	$551,997	$546,682

Net deferred loan costs of $1.7 million and $1.5 million have been included in the carrying values of loans at June 30, 2016 and December 31, 2015, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $271.7 million as of June 30, 2016 and $269.5 million as of December 31, 2015.  Mortgage servicing rights amounted to $1.1 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively.

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

Non-accrual loans, segregated by class, at June 30, 2016 and December 31, 2015, were as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015

Commercial and industrial	$25	$30
Commercial real estate:
Non-owner occupied	1,755	6,193
Owner occupied	2,811	988
Construction	207	226
Consumer:
Home equity installment	71	167
Home equity line of credit	334	512
Auto loans and leases	21	45
Other	6	6
Residential:
Real estate	688	836
Total	$5,918	$9,003

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of June 30, 2016, total TDRs amounted to $2.5 million, consisting of 9 loans (7 CRE loans, 1 C&I loan and 1 HELOC to 6 unrelated borrowers), of which 2 of the CRE loans, totaling $0.2 million, were on non-accrual status.  The June 30, 2016 balance represented a $0.1 million increase over the December 31, 2015 balance, which amounted to $2.4 million (consisting of 7 CRE loans and 2 C&I loans to 5 unrelated borrowers), with none of these loans on non-accrual status.  This increase in TDRs was attributed to the addition of one HELOC totaling $0.6 million partially offset by the payoff of one C&I loan in the amount of $0.5 million.  Of the TDRs outstanding as of June 30, 2016 and December 31, 2015, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

Loans modified as TDRs for the:
(dollars in thousands)	Three months ended June 30, 2016			Three months ended June 30, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - owner occupied	-	$-	$-	2	$158	$-

	Loans modified as TDRs for the:
(dollars in thousands)	Six months ended June 30, 2016			Six months ended June 30, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	-	$-	$-	1	$500	$331
Commercial real estate - owner occupied	-	-	-	4	1,265	251
Consumer home equity line of credit	1	650	115	-	-	-
Total	1	$650	$115	5	$1,765	$582

In the above tables, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended June 30, 2016		Six months ended June 30, 2016

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	-	$-	2	$151

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

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of June 30, 2016 and 2015, the allowance for impaired loans that have been modified in a TDR was $0.4 million and $0.6 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2016	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$294	$14	$52	$360	$97,360	$97,720		$27
Commercial real estate:
Non-owner occupied	335	61	1,755	2,151	86,781	88,932		-
Owner occupied	729	-	2,813	3,542	99,857	103,399		2
Construction	-	-	207	207	5,516	5,723		-
Consumer:
Home equity installment	263	92	71	426	29,493	29,919		-
Home equity line of credit	-	173	334	507	49,173	49,680		-
Auto loans and leases	173	18	44	235	37,270	37,505	(2)	23
Other	25	1	6	32	6,398	6,430		-
Residential:
Real estate	81	855	688	1,624	128,628	130,252		-
Construction	-	-	-	-	11,644	11,644		-
Total	$1,900	$1,214	$5,970	$9,084	$552,120	$561,204		$52

(1) Includes $5.9 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.4 million. (3) Includes net deferred loan costs of $1.7 million.

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

At June 30, 2016, impaired loans consisted of accruing TDRs of $2.3 million, $5.9 million in non-accrual loans and $2.4 million in accruing loans.  At December 31, 2015, impaired loans consisted of accruing TDRs totaling $2.4 million, $9.0 million of non-accrual loans and a $1.2 million accruing loan.  As of December 31, 2015, the non-accrual loans did not include any TDRs compared with two TDRs with a $0.2 million balance as of June 30, 2016.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2016
Commercial and industrial	$256	$218	$38	$256	$204
Commercial real estate:
Non-owner occupied	3,730	3,110	489	3,599	1,161
Owner occupied	4,924	4,224	611	4,835	1,233
Construction	414	-	207	207	-
Consumer:
Home equity installment	121	39	32	71	5
Home equity line of credit	1,096	650	334	984	115
Auto loans and leases	21	21	-	21	3
Other	6	6	-	6	1
Residential:
Real estate	754	408	280	688	23
Construction	-	-	-	-	-
Total	$11,322	$8,676	$1,991	$10,667	$2,745

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2015
Commercial and industrial	$555	$500	$55	$555	$331
Commercial real estate:
Non-owner occupied	7,960	7,209	630	7,839	1,237
Owner occupied	2,588	922	1,505	2,427	337
Construction	422	-	226	226	-
Consumer:
Home equity installment	230	-	167	167	-
Home equity line of credit	607	28	484	512	1
Auto	47	43	2	45	7
Other	6	6	-	6	1
Residential:
Real estate	891	433	403	836	95
Construction	-	-	-	-	-
Total	$13,306	$9,141	$3,472	$12,613	$2,009

	June 30, 2016			June 30, 2015
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$609	$9	$-	$305	$15	$-
Commercial real estate:
Non-owner occupied	4,419	46	-	1,616	41	-
Owner occupied	3,383	78	-	2,500	26	-
Construction	225	-	-	257	-	-
Consumer:
Home equity installment	163	3	-	334	2	-
Home equity line of credit	706	17	-	486	1	-
Auto	33	-	-	1	-	-
Other	6	-	-	19	2	-
Residential:
Real estate	696	2	-	563	4	-
Construction	-	-	-	-	-	-
Total	$10,240	$155	$-	$6,081	$91	$-

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

The following table presents loans including $1.7 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2016 and December 31, 2015, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015

Pass	$91,073	$101,342	$79,975	$82,152	$97,028	$96,401	$5,517	$4,255
Special mention	6,118	189	1,604	1,480	643	657	-	-
Substandard	529	1,122	7,353	12,113	5,728	4,594	206	226
Doubtful	-	-	-	-	-	-	-	-
Total	$97,720	$102,653	$88,932	$95,745	$103,399	$101,652	$5,723	$4,481

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016		12/31/2015		6/30/2016	12/31/2015

Performing	$29,848	$30,768	$49,346	$47,548	$37,461		$29,347		$6,424	$6,172
Non-performing	71	167	334	512	44		76		6	36
Total	$29,919	$30,935	$49,680	$48,060	$37,505	(1)	$29,423	(2)	$6,430	$6,208

(1)Net of unearned lease revenue of $0.4 million. (2) Net of unearned lease revenue of $0.3 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	6/30/2016	12/31/2015	6/30/2016	12/31/2015

Performing	$129,564	$126,156	$11,644	$10,060
Non-performing	688	836	-	-
Total	$130,252	$126,992	$11,644	$10,060

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(169)	(343)	(265)		(60)	-	(837)
Recoveries	21	33	38		-	-	92
Provision	43	176	386		18	(198)	425
Ending balance	$1,231	$4,880	$1,692		$1,365	$39	$9,207
Ending balance: individually evaluated for impairment	$204	$2,394	$124		$23	$-	$2,745
Ending balance: collectively evaluated for impairment	$1,027	$2,486	$1,568		$1,342	$39	$6,462
Loans Receivables:
Ending balance (2)	$97,720	$198,054	$123,534	(1)	$141,896	$-	$561,204
Ending balance: individually evaluated for impairment	$256	$8,641	$1,082		$688	$-	$10,667
Ending balance: collectively evaluated for impairment	$97,464	$189,413	$122,452		$141,208	$-	$550,537

(1) Net of unearned lease revenue of $0.4 million.  (2) Includes $1.7 million of net deferred loan costs.

As of and for the three months ended June 30, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,640	$4,583	$1,678	$1,379	$104	$9,384
Charge-offs	(155)	(258)	(90)	-	-	(503)
Recoveries	12	29	10	-	-	51
Provision	(266)	526	94	(14)	(65)	275
Ending balance	$1,231	$4,880	$1,692	$1,365	$39	$9,207

As of and for the year ended December 31, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	(25)	(432)	(437)		(15)	-	(909)
Recoveries	47	18	95		28	-	188
Provision	262	756	356		78	(377)	1,075
Ending balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Ending balance: individually evaluated for impairment	$331	$1,574	$9		$95	$-	$2,009
Ending balance: collectively evaluated for impairment	$1,005	$3,440	$1,524		$1,312	$237	$7,518
Loans Receivables:
Ending balance (2)	$102,653	$201,878	$114,626	(1)	$137,052	$-	$556,209
Ending balance: individually evaluated for impairment	$555	$10,492	$730		$836	$-	$12,613
Ending balance: collectively evaluated for impairment	$102,098	$191,386	$113,896		$136,216	$-	$543,596
(1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the six months ended June 30, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519	$1,316	$614	$9,173
Charge-offs	(26)	(138)	(151)	-	-	(315)
Recoveries	26	17	30	28	-	101
Provision	318	59	102	25	(204)	300
Ending balance	$1,370	$4,610	$1,500	$1,369	$410	$9,259

As of and for the three months ended June 30, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,214	$4,515	$1,513	$1,343	$623	$9,208
Charge-offs	(2)	(71)	(59)	-	-	(132)
Recoveries	17	10	6	-	-	33
Provision	141	156	40	26	(213)	150
Ending balance	$1,370	$4,610	$1,500	$1,369	$410	$9,259

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and six months ended June 30, 2016, there were 1,873 and 1,940 potentially dilutive shares related to issued and unexercised stock options compared to 3,012 and 2,783 for the same 2015 periods.  There were no potentially dilutive shares related to issued and unexercised SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 3,202 and 2,714 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2016 compared to 2,593 and 4,759 for the three and six months ended June 30, 2015.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,928	$1,780	$3,629	$3,353
Weighted-average common shares outstanding	2,453,620	2,439,905	2,452,196	2,437,906
Basic EPS	$0.79	$0.73	$1.48	$1.38

Diluted EPS:
Net income available to common shareholders	$1,928	$1,780	$3,629	$3,353
Weighted-average common shares outstanding	2,453,620	2,439,905	2,452,196	2,437,906
Potentially dilutive common shares	5,075	5,605	4,654	7,542
Weighted-average common and potentially dilutive shares outstanding	2,458,695	2,445,510	2,456,850	2,445,448
Diluted EPS	$0.79	$0.73	$1.48	$1.37

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

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2016 and 2015 under the 2012 stock incentive plans:

	June 30, 2016			June 30, 2015
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(1)	$32.40	3,200	(1)	$32.25
Omnibus plan	3,155	(3)	29.22	3,300	(2)	32.25
Omnibus plan	50	(1)	31.50	50	(1)	32.50
Omnibus plan	-		-	1,400	(2)	34.25
Total	8,805		$31.26	7,950		$32.60

(1) Vest after 1 year  (2) Vest after 4 years – 25% each year    (3) Vest after 3 years – 33% each year

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2015	3,200	8,840	12,040	$29.50
Granted	5,600	3,205	8,805	31.26
Vested	(3,200)	(3,005)	(6,205)	29.69
Non-vested balance at June 30, 2016	5,600	9,040	14,640	$30.47

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2015	-	-	-
Granted	19,341	$5.21	10.0
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2016	19,341	$5.21	9.6

None of the SSARs were exercisable at June 30, 2016. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2016 and 2015 and the unrecognized stock-based compensation expense as of June 30, 2016:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Stock-based compensation expense:
Director stock incentive plan	$45	$26	$84	$54
Omnibus stock incentive plan	37	18	68	33
Employee stock purchase plan	-	-	15	44
Total stock-based compensation expense	$82	$44	$167	$131

As of
(dollars in thousands)	June 30, 2016
Unrecognized stock-based compensation expense:
Director plan	$106
Omnibus plan	308
Total unrecognized stock-based compensation expense	$414

The unrecognized stock-based compensation expense as of June 30, 2016 will be recognized ratably over the periods ended January 2017 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the six months ended June 30, 2016 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2015	15,500	28.64	2.0
Granted	-	-
Exercised	(500)	27.75
Forfeited	-	-
Outstanding and exercisable, June 30, 2016	15,000	$28.67	1.4

During the first half of 2016, there were 500 stock options exercised at a price of $27.75 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $808.  There were no stock options exercised during the first half of 2015.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30, 2016,  42,382 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$27,853	$27,853	$27,853	$-	$-
Available-for-sale securities	129,760	129,760	543	129,217	-
FHLB stock	1,140	1,140	-	1,140	-
Loans and leases, net	551,997	549,212	-	-	549,212
Loans held-for-sale	1,554	1,591	-	1,591	-
Accrued interest receivable	2,187	2,187	-	2,187	-
Financial liabilities:
Deposits with no stated maturities	565,925	565,925	-	565,925	-
Time deposits	97,375	97,258	-	97,258	-
Short-term borrowings	7,258	7,258	-	7,258	-
Accrued interest payable	227	227	-	227	-

December 31, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$12,277	$12,277	$12,277	$-	$-
Available-for-sale securities	125,232	125,232	546	124,686	-
FHLB stock	2,120	2,120	-	2,120	-
Loans and leases, net	546,682	545,523	-	-	545,523
Loans held-for-sale	1,421	1,444	-	1,444	-
Accrued interest receivable	2,210	2,210	-	2,210	-
Financial liabilities:
Deposits with no stated maturities	516,473	516,473	-	516,473	-
Time deposits	104,202	103,403	-	103,403	-
Short-term borrowings	28,204	28,204	-	28,204	-
Accrued interest payable	189	189	-	189	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,548	$-	$18,548	$-
Obligations of states and political subdivisions	38,286	-	38,286	-
MBS - GSE residential	72,383	-	72,383	-
Equity securities - financial services	543	543	-	-
Total available-for-sale securities	$129,760	$543	$129,217	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,386	$-	$18,386	$-
Obligations of states and political subdivisions	36,885	-	36,885	-
MBS - GSE residential	69,415	-	69,415	-
Equity securities - financial services	546	546	-	-
Total available-for-sale securities	$125,232	$546	$124,686	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending June 30, 2016 and December 31, 2015, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2016 and December 31, 2015, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,931	$-	$-	$5,931
Other real estate owned	1,067	-	-	1,067
Total	$6,998	$-	$-	$6,998

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,132	$-	$-	$7,132
Other real estate owned	903	-	-	903
Total	$8,035	$-	$-	$8,035

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

At June 30, 2016 and December 31, 2015, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -22.44% to -93.39% and from -4.92% to -50.00% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -61.08% and -27.84% as of June 30, 2016 and December 31, 2015, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2016 and December 31, 2015, the discounts applied to the appraised values of ORE ranged from -23.55% to -99.00% and -15.90% to -99.00%, respectively.  As of June 30, 2016 and December 31, 2015, the weighted-average of discount to the appraisal values of ORE amounted to -37.01% and -37.64%, respectively.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2016 compared to December 31, 2015 and a comparison of the results of operations for the three and six months ended June 30, 2016 and 2015.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2015 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  During the first quarter of 2016, the Company closed the Eynon branch and took advantage of an opportunity to realize an improved cost structure with minimal disruption to customers.  The cost savings was reallocated to help expand our branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin. The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points during December 2015. The move represented the first hike in rates by the FOMC in nearly a decade and expectations are for short-term rates to rise again by the end of 2016, potentially pressuring deposit rate pricing.  The treasury yield curve is expected to undergo a bearish flattening over the forecast horizon.  The national unemployment rate for June 2016 was 4.9%, down slightly from 5.0% in December 2015.  In our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate increased to 6.3% at June 30, 2016 from 4.7% as of December 31, 2015.  Although local unemployment grew from year-end, it was down 0.1 percentage point year-over-year from 6.4% at June 30, 2015. The labor force increased year-over-year while the number of unemployed decreased, mostly driven by the number of people going back to work rather than people abandoning the workforce.  The fact that more people are entering the labor force is a positive sign for the local economy.  The unemployment rate was lower at year-end because people quit looking for work and now that trend has reversed.  The median home values in the region have gone up 0.1% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 2.2% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Comparison of the results of operations

Three and six months ended June 30, 2016 and 2015

Overview

For the second quarter of 2016, the Company generated net income of $1.9 million, or $0.79 per diluted share, an increase of $0.1 million over the $1.8 million, or $0.73 per diluted share, generated during the second quarter of 2015.  Net income also increased $0.3 million, or 8%, for the first half of 2016 to  $3.6 million, or $1.48 per diluted share, compared to $3.3 million, or $1.37 per diluted share, for the first half of 2015.  In both the quarter and year-to-date comparison, the increase was due to higher net interest income, higher non-interest income and lower non-interest expense partially offset by a higher provision for income taxes.    An audit adjustment applied in the second quarter of 2015 reduced income tax expense and fully mitigated higher operating expenses from a FHLB prepayment penalty paid during the second quarter of 2015.

Return on average assets (ROA) was 1.03% and 1.01% for the second quarters of 2016 and 2015, respectively, and 0.97% and 0.96% for the six months ended June 30, 2016 and 2015, respectively.  Return on average shareholders’ equity (ROE) was 9.80% and 9.67% for the second quarters of 2016 and 2015,  respectively, and 9.32% and 9.21% for the first halves of 2016 and 2015, respectively.  ROA and ROE increased in both periods because of the increase in net income.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.4 million, or 6%, from $5.8 million for the quarter ended June 30, 2015 to $6.2 million for the quarter ended June 30, 2016, with higher interest income and lower interest expense combining for the net increase.  Total average interest-earning assets increased $51.8 million and helped offset the negative impact of a thirteen basis point net reduction in their yields resulting in $0.3 million of growth in interest income.  Most of the increase came from the loan portfolio, which experienced average balance growth of $32.4 million that had the effect of producing $0.2 million more of interest income. This loan growth more than offset the negative impact of an 11 basis point lower yield earned thereon.  Both the commercial and residential portfolios contributed $0.1 million to this increase in interest income.  Higher average balances of higher-yielding mortgage-backed securities produced $0.1 million in additional interest income from investments.  On the liability side, total interest-bearing liabilities grew $32.6 million on average but a nine basis point decline in the average rates paid offset the impact of this growth.  The reduction in average rate paid is due to the payoff of long-term debt during the second quarter of 2015 which reduced interest expense from borrowings during the second quarter of 2016 by $0.1 million.

During the six months ended June 30, 2016, net interest income increased $0.9 million, or 8%, compared to the same period in 2015 from $11.4 million to $12.3 million, respectively.  As in the quarterly comparison, interest-earning assets increased offsetting a decrease in their yields.  The average balance of commercial and residential loans increased $36.8 million which produced $0.6 million in income despite a nine basis point reduction in yields in the loan portfolio.  An increase in the average balance and yield of mortgage-backed securities produced $0.2 million in additional income from the investment portfolio which offset a decrease in investment income due to a special dividend from the FHLB that was received in the first quarter of 2015.  The $0.2 million decrease in interest expense stemmed from the paying off of high-costing long-term debt during the second quarter of 2015 and replacing this with core deposits.  Although the average balances of deposits increased by $47.3 million, interest expense from deposits only grew $0.1 million, mitigated by a decrease in rates of two basis points.

The fully-taxable equivalent (FTE) net interest rate spread and margin decreased by four and six basis points, respectively for the second quarter of 2016 compared to the second quarter of 2015.  The spread decreased because the reduction in rates paid on interest-bearing liabilities was not large enough to offset the decline in yields on interest-earning assets.  The decrease in margin was due to a lower-yielding larger average portfolio of interest-earning assets.  For the six months ended June 30, 2016, FTE net interest rate spread increased by one basis point and margin was unchanged compared to the six months ended June 30, 2015.  The increase in spread was due to a ten basis point reduction in rates paid on interest-bearing liabilities due to the payoff of long-term debt during 2015 which was able to offset the lower yield on interest-earning assets.  Margin remained steady because higher net interest income was absorbed by larger average asset balances.  The overall cost of funds, which includes the impact of non-interest bearing deposits, declined eight basis points for the both the three and six months ended June 30, 2016 compared to the same periods in 2015.  The main reason for the decreases was the payoff of long-term debt and growth of $12.6 million in average non-interest bearing deposits.

For the remainder of 2016, the Company expects to operate in a volatile short-term interest rate environment.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression.  However for second half 2016, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate upward in December 2015, but it had a minimal effect on rates paid on deposit funding.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for 2016, and when coupled with a proactive relationship approach to deposit gathering strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 44 basis points and 45 basis points for the three and six months ended June 30, 2016 and 53 basis points and 55 basis points for the three and six months ended June 30, 2015, respectively.  The decline in the rate paid on borrowings due to the payoff of long-term debt was the reason for the reduction.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  Interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, began to rise at the end of 2015.  Rates were not increased during the first half of 2016 but if rates rise later in the year, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $123 thousand and $103 thousand for the second quarters of 2016 and 2015, respectively, and $236 thousand and $196 thousand for the first halves of 2016 and 2015, respectively, are included in interest income from loans.  The one-time FHLB special dividend of $57 thousand awarded in the first quarter of 2015 was removed from the annualized yield calculation and then added back to interest income.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2016			June 30, 2015
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$18,012	$24	0.53%	$1,037	$1	0.51%
Investments:
Agency - GSE	18,365	59	1.29	18,491	58	1.27
MBS - GSE residential	70,198	307	1.76	66,223	214	1.30
State and municipal (nontaxable)	34,989	494	5.68	35,848	518	5.79
Other	1,532	22	5.90	2,141	24	4.51
Total investments	125,084	882	2.84	122,703	814	2.66
Loans and leases:
Commercial and commercial real estate (taxable)	275,568	3,002	4.38	260,836	2,922	4.49
Commercial and commercial real estate (nontaxable)	27,319	293	4.31	22,063	245	4.46
Consumer	68,520	923	5.42	67,266	942	5.62
Residential real estate	191,154	1,871	3.94	179,991	1,787	3.98
Total loans and leases	562,561	6,089	4.35	530,156	5,896	4.46
Federal funds sold	-	-	-	-	-	-
Total interest-earning assets	705,657	6,995	3.99%	653,896	6,711	4.12%
Non-interest earning assets	48,704			49,645
Total assets	$754,361			$703,541

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$117,707	$36	0.12%	$114,506	$53	0.19%
Interest-bearing checking	155,447	111	0.29	123,226	70	0.23
MMDA	138,782	205	0.60	112,325	154	0.55
CDs < $100,000	49,081	92	0.75	61,056	117	0.77
CDs > $100,000	49,765	122	0.98	43,964	113	1.04
Clubs	1,913	1	0.18	2,034	1	0.19
Total interest-bearing deposits	512,695	567	0.44	457,111	508	0.45
Repurchase agreements	8,821	4	0.20	9,991	4	0.15
Borrowed funds	341	3	4.05	22,197	135	2.45
Total interest-bearing liabilities	521,857	574	0.44%	489,299	647	0.53%
Non-interest bearing deposits	148,703			136,078
Non-interest bearing liabilities	4,713			4,310
Total liabilities	675,273			629,687
Shareholders' equity	79,088			73,854

Total liabilities and shareholders' equity	$754,361			$703,541
Net interest income - FTE		$6,421			$6,064

Net interest spread			3.55%			3.59%
Net interest margin			3.66%			3.72%
Cost of funds			0.34%			0.42%

	Six months ended
(dollars in thousands)	June 30, 2016			June 30, 2015
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$17,376	$46	0.53%	$12,792	$17	0.26%
Investments:
Agency - GSE	18,408	112	1.22	17,126	109	1.28
MBS - GSE residential	69,429	624	1.81	59,715	425	1.43
State and municipal (nontaxable)	34,984	990	5.69	35,273	1,012	5.79
Other	1,620	46	5.67	1,879	103	4.91
Total investments	124,441	1,772	2.86	113,993	1,649	2.82
Loans and leases:
Commercial and commercial real estate (taxable)	276,785	6,070	4.41	258,782	5,783	4.51
Commercial and commercial real estate (nontaxable)	27,260	583	4.30	20,230	456	4.54
Consumer	67,061	1,834	5.50	67,083	1,853	5.57
Residential real estate	189,030	3,706	3.94	177,267	3,513	4.00
Total loans and leases	560,136	12,193	4.38	523,362	11,605	4.47
Federal funds sold	-	-	-	208	-	0.26
Total interest-earning assets	701,953	14,011	4.01%	650,355	13,271	4.10%
Non-interest earning assets	48,642			50,806
Total assets	$750,595			$701,161

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$116,786	$73	0.13%	$112,410	$102	0.18%
Interest-bearing checking	155,037	213	0.28	125,886	143	0.23
MMDA	133,208	422	0.64	115,809	347	0.60
CDs < $100,000	50,934	192	0.76	61,187	243	0.80
CDs > $100,000	50,188	246	0.98	43,416	228	1.06
Clubs	1,653	1	0.17	1,753	2	0.18
Total interest-bearing deposits	507,806	1,147	0.45	460,461	1,065	0.47
Repurchase agreements	11,766	12	0.21	12,876	12	0.18
Borrowed funds	1,388	13	1.86	16,133	267	3.34
Total interest-bearing liabilities	520,960	1,172	0.45%	489,470	1,344	0.55%
Non-interest bearing deposits	146,796			134,213
Non-interest bearing liabilities	4,554			4,062
Total liabilities	672,310			627,745
Shareholders' equity	78,285			73,416

Total liabilities and shareholders' equity	$750,595			$701,161
Net interest income - FTE		$12,839			$11,927

Net interest spread			3.56%			3.55%
Net interest margin			3.68%			3.68%
Cost of funds			0.35%			0.43%

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

	Six months ended June 30,
(dollars in thousands)	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$7	$22	$29	$5	$-	$5
Investments:
Agency - GSE	8	(5)	3	11	(12)	(1)
MBS - GSE residential	76	124	200	80	(48)	32
State and municipal	(4)	(5)	(9)	72	(84)	(12)
Other	(35)	(23)	(58)	(20)	71	51
Total investments	45	91	136	143	(73)	70
Loans and leases:
Residential real estate	242	(49)	193	396	(74)	322
Commercial and CRE	551	(180)	371	308	(219)	89
Consumer	(1)	(19)	(20)	93	16	109
Total loans and leases	792	(248)	544	797	(277)	520
Federal funds sold	-	-	-	-	-	-
Total interest income	844	(135)	709	945	(350)	595

Interest expense:
Deposits:
Savings	4	(34)	(30)	3	(8)	(5)
Interest-bearing checking	37	33	70	22	39	61
Money market	53	22	75	78	25	103
Certificates of deposit less than $100,000	(39)	(12)	(51)	12	(10)	2
Certificates of deposit greater than $100,000	35	(17)	18	(38)	(45)	(83)
Clubs	-	-	-	-	-	-
Total deposits	90	(8)	82	77	1	78
Repurchase agreements	(1)	1	-	1	(1)	-
Borrowed funds	(171)	(83)	(254)	(75)	(87)	(162)
Total interest expense	(82)	(90)	(172)	3	(87)	(84)
Net interest income	$926	$(45)	$881	$942	$(263)	$679

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the six months ended June 30, 2016 and 2015, the Company recorded a provision for loan losses of $0.4 million and $0.3 million, respectively.  The majority of the increase in the provision in the second quarter of 2016 was allotted to the consumer segment of the loan portfolio, which represented $0.4 million, compared to $40 thousand in same period last year.  This increase was due primarily to an increase in loan volume in this segment, as the consumer segment of the portfolio grew by $11 million over this same period.  This increase in provision for consumer loans was offset by a $0.1 million decrease, from $0.3 million to $0.2 million in provision for commercial portfolio as charge offs increased in this portfolio over the same period.    For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the three months ended June 30, 2016, non-interest income amounted to $2.1 million, a $0.3 million, or 15%, increase compared to $1.8 million recorded for the three months ended June 30, 2015.  Service charges on deposits, financial service fees and commercial loan service charges all increased $0.1 million during the second quarter of 2016 compared to the second quarter of 2015.

Non-interest income increased $0.2 million, or 6%, from $3.6 million for the six months ended June 30, 2015 to $3.8 million for the six months ended June 30, 2016.  The increase was primarily due to $0.2 million higher deposit service charges due to a new fee structure that was implemented during the second quarter of 2016 as the result of an analysis of our deposit fees compared to our peers. There was also $0.1 million more interchange fees, $73 thousand more fees from financial services and $71 thousand in additional service charges on loans. These items were partially offset by $0.1 million less gains on the sale of loans and $51 thousand lower trust fees in the first half of 2016 compared to the first half of 2015.

Other operating expenses

For the three months ended June 30, 2016, total other operating expenses decreased $0.4 million, or 7%, compared to the three months ended June 30, 2015 from $5.7 million to $5.3 million.  The decrease was due mostly to the $0.6 million prepayment fee that was paid during the second quarter of 2015 due to the payoff of the FHLB long-term debt.  There was also a $65 thousand loss on the reacquisition of sold loans during the second quarter of 2015 that did not occur during the second quarter of 2016. Additionally, during the second quarter of 2016, professional services and advertising and marketing were $78 thousand and $60 thousand less than during the second quarter of 2015.  Partially offsetting these decreases was an increase in salaries and benefits of $0.3 million from $2.6 million during the second quarter of 2015 to $2.9 million during the second quarter of 2016.  The increase stems from select staff additions or replacements to previously vacant positions, including senior level and mid-level position replacements that did not occur until second quarter of 2015, annual merit increases, one-time salary increases awarded to employees in the normal course of performance management, higher recognized employee incentives and an increase in group insurance from higher claims processing.    Data processing and communications expense also increased $0.2 million during the three months ended June 30, 2016 compared to the 2015 like period because of fees incurred from outsourcing the Company’s data processing during the third quarter of 2015.

For the six months ended June 30, 2016, non-interest expenses decreased $0.1 million, or 1%, compared to the six months ended June 30, 2015.  The $0.6 million prepayment fee mentioned above inflated expenses in the first half of 2015.  Advertising and marketing expense caused $0.2 million more decline due to donations that were made during the first half of 2015 through the Educational Improvement tax credit (EITC) program that were not approved by the state for the first half of 2016 and also two branch grand re-openings that occurred in 2015.  ORE expense declined $58 thousand because of large properties that were held during the first half of 2015 that were expensive to maintain.  There was also $62 thousand less loss on loan reacquisition during the first half of 2016 compared to the first half of in 2015.  As a result of the elimination of the data processing department, premises and equipment expenses declined $72 thousand during the first six months of 2016 compared to the same 2015 period.  These decreases were partially offset by $0.5 million in additional salaries and benefits from $5.3 million for the six months ended June 30, 2015 to $5.8 million for the six months ended June 30, 2016 due to merit increases, higher group insurance and additional stock-based compensation. As mentioned above, data processing and communications increased $0.3 million due to outsourcing fees. The PA shares tax expense increased $0.2 million due to the tax credits received in 2015 but not in 2016 through the EITC program.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at June 30, 2016 and 2015 were 1.87% and 1.92%, respectively.  The expense ratio, which excludes non-recurring expenses, decreased due mostly to higher non-interest income.

Provision for income taxes

The provision for income taxes increased $0.7 million during the second quarter of 2016 compared to the second quarter of 2015.  For the six months ended June 30, 2016, the provision increased $0.8 million to $1.3 million from $0.5 million at June 30, 2015.  The increase stemmed from an audit adjustment that was made during the second quarter of 2015.  During an audit by the Internal Revenue Service, management discovered additional tax basis on trust preferred securities that were sold during 2013 that was inadvertently omitted from the basis reported on the 2013 tax return.  After the basis was corrected, the tax loss that was realized during 2013 and carried back to the 2011 and 2012 tax returns increased.  The audit adjustment plus higher effective tax rate during the second quarter of 2016 due to an increase in pre-tax income caused the higher provision for income taxes.

Comparison of financial condition at

June 30, 2016 and December 31, 2015

Overview

Consolidated assets increased $27.1 million, or 4%, to $756.5 million as of June 30, 2016 from $729.4 million at December 31, 2015.  The increase in assets was funded through growth in deposits of $42.6 million and a $4.0 million increase in shareholders’ equity which was partially offset by the $20.9 million decrease in short-term borrowings.  The increase in the funding sources was used to fund investment security growth and pay down short-term borrowings with the balance retained in cash for future liquidity needs from seasonal depositors.

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

As of June 30, 2016, the carrying value of investment securities amounted to $129.8 million, or 17% of total assets, compared to $125.2 million, or 17% of total assets, at December 31, 2015.  On June 30, 2016, 56% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2016.  The AFS securities were recorded with a net unrealized gain of $5.6 million as of June 30, 2016 compared to a net unrealized gain of $3.3 million as of December 31, 2015, or a net improvement of $2.3 million during 2016.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

During the last twelve months, the Company has received a large amount of public deposits.  These public deposits require the Company to maintain pledged securities.  As of June 30, 2016, the balance of pledged securities required for deposit and repurchase agreement accounts was $122.0 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the six months ended June 30, 2016 and 2015, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first six months of 2016, the carrying value of total investments increased $4.5 million, or 4%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with available cash holdings during the first half of 2015.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$72,383	55.8%	$69,415	55.4%
State & municipal subdivisions	38,286	29.5	36,885	29.5
Agency - GSE	18,548	14.3	18,386	14.7
Equity securities - financial services	543	0.4	546	0.4
Total	$129,760	100.0%	$125,232	100.0%

As of June 30, 2016, there were no investments from any one state & municipal or equity security issuer with an aggregate book value that exceeded 10% of the Company’s stockholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at June 30, 2016 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$1,910	3.87%	$7,274	2.79%	$63,199	2.53%	$72,383	2.59%
State & municipal subdivisions	-	-	-	-	1,858	5.95	36,428	5.35	38,286	5.38
Agency - GSE	2,006	0.76	15,529	1.47	1,013	3.45	-	-	18,548	1.50
Total debt securities	$2,006	0.76%	$17,439	1.72%	$10,145	3.41%	$99,627	3.52%	$129,217	3.22%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $29 thousand and $88 thousand for the six months ended June 30, 2016 and 2015, respectively.  The reason for the decrease was the Company received a $57 thousand one-time special dividend during the first quarter of 2015.  The balance in FHLB stock was $1.1 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $1.4 million, respectively, which approximated their fair values.  During the six months ended June 30, 2016, residential mortgage loans with principal balances of $18.8 million were sold into the secondary market and the Company recognized net gains of $0.3 million, compared to $22.0 million and $0.5 million, respectively during the six months ended June 30, 2015.  A decrease in residential mortgage origination activities caused the decrease in gains from loan sales in the first half of 2016 compared to the same 2015 period.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At June 30, 2016 and December 31, 2015, the servicing portfolio balance of sold residential mortgage loans was $271.7 million and $269.5 million, respectively.

Loans and leases

The Company’s loan portfolio remained stable with growth activity similar to that which occurred for the first six months of 2015.  The relationship managers, along with their service partners continue to review existing relationships to ensure appropriate communication with the client, as well as developing opportunities to provide products and services that are advantageous in helping continually improve the Company’s role as trusted financial advisor.

The overall commercial loan portfolio compared to December 31, 2015, shows a minimal decrease of less than 3% attributed to several large payoffs which were expected.  For the remainder of 2016, we are expecting additional large payoffs that may result in a further reduction to the overall portfolio.

Commercial and industrial and commercial real estate

Comparing the first six months of 2016 to year-end 2015, the commercial and industrial (C&I) loan portfolio decreased by approximately $5.0 million, or 4.8%, from $102.7 million to $97.7 million and the commercial real estate (CRE) loan portfolio also declined $3.8 million, or 1.9%.   The decline in both categories was due to the payoff of several large credits.  We anticipate further reductions in the commercial portfolio as we are expecting a payoff from a large relationship due to the sale of the company which is likely to occur during the third quarter.  Our volume and new loan activity in both existing and new relationships remained strong comparing the first six months of 2016 to that of 2015 and should continue for the remainder of the year.

Consumer

In aggregate the consumer loan portfolio grew approximately $9.0 million or 7.8% to $124.0 million at June 30, 2016.  The lift was realized largely in the second quarter of 2016 and was fueled by growth in the auto portfolio of approximately $8.1 million or 27.5% over the amount outstanding on December 31, 2015.  The growth is a direct result of a focused business development effort to build the auto loan portfolio.  Complementing the growth in the consumer portfolio was net growth of home equity lines of credit of approximately $1.6 million which outpaced a $1.0 million reduction to the home equity installment loan portfolio.

Residential

The residential loan portfolio grew $4.8 million, or 3.5%, from $137.1 million at December 31, 2015 to $141.9 million at June 30, 2016.  The held-to-maturity loan portfolio grew mostly due to residential construction and non-conforming loan originations.

The composition of the loan portfolio at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$97,720	17.4%	$102,653	18.4%
Commercial real estate:
Non-owner occupied	88,932	15.9	95,745	17.2
Owner occupied	103,399	18.4	101,652	18.3
Construction	5,723	1.0	4,481	0.8
Consumer:
Home equity installment	29,919	5.3	30,935	5.6
Home equity line of credit	49,680	8.8	48,060	8.7
Auto and leases	37,951	6.8	29,758	5.3
Other	6,430	1.1	6,208	1.1
Residential:
Real estate	130,252	23.2	126,992	22.8
Construction	11,644	2.1	10,060	1.8
Gross loans	561,650	100.0%	556,544	100.0%
Less:
Allowance for loan losses	(9,207)		(9,527)
Unearned lease revenue	(446)		(335)
Net loans	$551,997		$546,682

Loans held-for-sale	$1,554		$1,421

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

Through June 30, 2016, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Net charge-offs were $0.7 million as of June 30, 2016 as well as the year ended December 31, 2015 and $0.2 million as of June 30, 2015.  During the period ended June 30, 2016, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and residential loans.  However, compared to June 30, 2015, charge-offs increased by $0.3 million in the commercial loan portfolio which was mostly related to three large charge-offs to three commercial loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.2 million as of June 30, 2016, $9.5 million as of December 31, 2015 and $9.3 million as of June 30, 2015.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2016		December 31, 2015		June 30, 2015

Balance at beginning of period	$9,527		$9,173		$9,173

Charge-offs:
Commercial and industrial	(169)		(25)		(26)
Commercial real estate	(343)		(432)		(138)
Consumer	(265)		(437)		(151)
Residential	(60)		(15)		-
Total	(837)		(909)		(315)

Recoveries:
Commercial and industrial	21		47		26
Commercial real estate	33		18		17
Consumer	38		95		30
Residential	-		28		28
Total	92		188		101
Net charge-offs	(745)		(721)		(214)
Provision for loan losses	425		1,075		300
Balance at end of period	$9,207		$9,527		$9,259

Allowance for loan losses to total loans	1.64%		1.71%		1.72%
Net charge-offs to average total loans outstanding	0.27%		0.13%		0.08%
Average total loans	$560,136		$534,903		$523,362
Loans 30 - 89 days past due and accruing	$3,114		$3,707		$3,764
Loans 90 days or more past due and accruing	$52		$356		$-
Non-accrual loans	$5,918		$9,003		$4,250
Allowance for loan losses to loans 90 days or more past due and accruing	177.06	x	26.76	x	N/A
Allowance for loan losses to non-accrual loans	1.56	x	1.06	x	2.18	x
Allowance for loan losses to non-performing loans	1.54	x	1.02	x	2.18	x

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

Allocation of the allowance among major categories of loans for the periods indicated, as well as the percentage of loans in each category to total loans, is summarized in the following table.  This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.  When present, the portion of the allowance designated as unallocated is within the Company’s guidelines:

	June 30, 2016		December 31, 2015		June 30, 2015
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,880	35%	$5,014	36%	$4,610	37%
Commercial and industrial	1,231	18	1,336	18	1,370	16
Consumer	1,692	22	1,533	21	1,500	21
Residential real estate	1,365	25	1,407	25	1,369	26
Unallocated	39	-	237	-	410	-
Total	$9,207	100%	$9,527	100%	$9,259	100%

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At June 30, 2016, non-performing assets represented 1.30% of total assets compared with 1.76% as of December 31, 2015, as a result of a reduction in non-accrual loans by $3.1 million and loans over 90 days past due by $0.3 million.  The net reduction in non-accrual loans occurred in the second quarter of 2016 and was primarily the result of the payoff of one large commercial real estate loan for $5.0 million and the addition of two other commercial real estate loans totaling $3.1 million.  These decreases were partially offset by an increase in other real estate owned of $0.5 million for the same period.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015

Loans past due 90 days or more and accruing	$52	$356	$-
Non-accrual loans *	5,918	9,003	4,250
Total non-performing loans	5,970	9,359	4,250
Troubled debt restructurings	2,346	2,423	2,512
Other real estate owned and repossessed assets	1,555	1,074	1,381
Total non-performing assets	$9,871	$12,856	$8,143

Total loans, including loans held-for-sale	$562,758	$557,630	$540,787
Total assets	$756,476	$729,358	$718,555
Non-accrual loans to total loans	1.05%	1.61%	0.79%
Non-performing loans to total loans	1.06%	1.68%	0.79%
Non-performing assets to total assets	1.30%	1.76%	1.13%

* In the table above, the amount includes non-accrual TDRs of $0.2 million as of June 30, 2016 and $0.8 million as of June 30, 2015. There were no non-accrual TDRs as of December 31, 2015.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $3.4 million, or 36%, from $9.4 million at December 31, 2015 to $6.0 million at June 30, 2016.  This decrease is attributed to the payoff of one large non-accrual loan in the commercial real estate portfolio.  At June 30, 2016, the portion of accruing loans that was over 90 days past due totaled $52 thousand and consisted of ten loans to five unrelated borrowers ranging from $2 thousand to $16 thousand.  At December 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.4 million and consisted of eight loans to seven unrelated borrowers ranging from less than $1 thousand to $0.2 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At June 30, 2016, there were 40 loans to 34 unrelated borrowers ranging from less than $1 thousand to $2.4 million in the non-accrual category.  At December 31, 2015, there were 51 loans to 46 unrelated borrowers on non-accrual ranging from less than $1 thousand to $5.1 million.  Non-accrual loans decreased during the period ending June 30, 2016 for the following reasons:  $4.1 million in new non-accrual loans plus capitalized expenditures on these loans were added; $5.3 million were paid down or paid off; $0.6 million were charged off; $0.7 million were transferred to ORE, and $0.6 million was moved back to accrual status.

The composition of non-performing loans as of June 30, 2016 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$97,720	$27	$25	$52	0.05%
Commercial real estate:
Non-owner occupied	88,932	-	1,755	1,755	1.97%
Owner occupied	103,399	2	2,811	2,813	2.72%
Construction	5,723	-	207	207	3.62%
Consumer:
Home equity installment	29,919	-	71	71	0.24%
Home equity line of credit	49,680	-	334	334	0.67%
Auto loans and leases *	37,505	23	21	44	0.12%
Other	6,430	-	6	6	0.09%
Residential:
Real estate	130,252	-	688	688	0.53%
Construction	11,644	-	-	-	-
Loans held-for-sale	1,554	-	-	-	-

Total	$562,758	$52	$5,918	$5,970	1.06%

*Net of unearned lease revenue of $0.4 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of June 30, 2016 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $2.5 million at June 30, 2016, a net increase of $0.1 million, from $2.4 million at December 31, 2015, due to the addition of one home equity line of credit (HELOC) for $0.6 million being classified as a TDR during the first quarter partially offset by the payoff of a C&I loan categorized as a TDR of $0.5 million during the second quarter of 2016.  The $2.5 million in TDRs as of June 30, 2016, consisted of eight commercial loans (7 CRE and 1 C&I) and one consumer loan (HELOC) to six unrelated borrowers.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the six months ended June 30, 2016
	Accruing			Non-accruing
	Commercial &	Commercial	Consumer	Commercial
(dollars in thousands)	industrial	real estate	HELOC	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$2,423
Additions	-	-	650	-	650
Transfers	-	(156)	-	156	-
Pay downs / payoffs	(500)	(71)	-	(5)	(576)
Ending balance	$25	$1,671	$650	$151	$2,497

As of and for the year ended December 31, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	500	1,267	-	1,767
Sold	-	-	(604)	(604)
Pay downs / payoffs	-	(97)	(71)	(168)
Charge offs	-	-	(200)	(200)
Ending balance	$525	$1,898	$-	$2,423

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.6 million at June 30, 2016 and $1.1 million at December 31, 2015.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,074	14	$1,961	12

Additions	816	8	466	10
Pay downs	(6)		(1)
Write downs	(10)		(37)
Sold	(319)	(6)	(1,315)	(8)
Balance at end of period	$1,555	16	$1,074	14

As of June 30, 2016, ORE consisted of sixteen properties from fourteen unrelated borrowers totaling $1.6 million.  Five of these properties ($0.8 million) were added in 2016; four were added in 2015 ($0.2 million); three were added in 2014 ($0.1 million); one was added in 2013 ($0.1 million); two were added in 2012 ($0.3 million); and one was added in 2011 ($0.1 million).  In addition, of the sixteen properties, twelve ($1.4 million) were either listed for sale or awaiting listing, while the remaining properties (four totaling $0.2 million) are either in litigation, awaiting closing, have disposition plans or are undergoing renovations.

There were no other repossessed assets held-for-sale at June 30, 2016 or December 31, 2015.

Other assets

The $2.2 million increase in other assets was due mostly to $1.6 million in higher residual values associated with recording new automobile leases, net of lease disposals, a $0.4 million increase in construction in process, a $1.3 million investment receivable that has not been settled yet and $0.3 million higher prepaid dealer reserve, partially offset by $1.4 million higher net deferred tax liability.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Money market	$130,185	19.6%	$125,433	20.2%
Interest-bearing checking	156,676	23.6	132,598	21.4
Savings and clubs	121,288	18.3	115,668	18.6
Certificates of deposit	97,375	14.7	104,202	16.8
Total interest-bearing	505,524	76.2	477,901	77.0
Non-interest bearing	157,776	23.8	142,774	23.0
Total deposits	$663,300	100.0%	$620,675	100.0%

Total deposits increased $42.6 million, or 7%, from $620.7 million at December 31, 2015 to $663.3 million at June 30, 2016.  Non-interest bearing and interest-bearing checking accounts contributed the most to the growth increasing by $15.0 million and $24.1 million, respectively.  Money market deposits also increased by $4.7 million with growth in public accounts offsetting declines in personal and business accounts.  Savings and clubs contributed an additional $5.6 million to the increase in deposits.  These increases were partially offset by a $6.8 million reduction in CDs.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company’s focus of building a relationship of trust with its customers brought a few large deposits into the bank during 2015, with similar expectations for 2016.  Although these deposits fluctuate depending on customer needs, the Company plans to continue to form these types of relationships with customers in order to grow the deposit base to fund loan growth and pay down overnight borrowings.  The Company expects moderate asset growth for the remainder of 2016 funded primarily by growth in transactional deposits.

Customers’ appetite for long-term time deposit products continues to be non-existent with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continues to decrease; having declined $6.8 million, or 7%, from year-end 2015.  The Company expects CDs to continue to decline for the remainder of 2016.  The Company’s relationship strategy resulted in a successful bid for a large public CD account in the third quarter of 2015, but otherwise the low rate environment has basically enticed customers to vacate the CD marketplace.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers including the development of creative CD campaigns with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of June 30, 2016 and December 31, 2015, CDARS represented $1.1 million, or less than 1%, and $3.4 million, or 1%, respectively, of total deposits.

The maturity distribution of certificates of deposit at June 30, 2016 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$13,729	$5,697	$7,644	$21,799	$48,869
CDARS	-	1,126	-	-	1,126
Total CDs of $100,000 or more	13,729	6,823	7,644	21,799	49,995
CDs of less than $100,000	7,712	4,959	10,684	24,025	47,380
Total CDs	$21,441	$11,782	$18,328	$45,824	$97,375

Certificates of deposit of $250,000 or more amounted to $28.0 million and $31.7 million as of June 30, 2016 and December 31, 2015, respectively.

Including CDARS, approximately 34% of the CDs, with a weighted-average interest rate of 0.67%, are scheduled to mature in 2016 and an additional 30%, with a weighted-average interest rate of 0.70%, are scheduled to mature in 2017.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2016, but will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings decreased $20.9 million during 2016.  Less borrowing was needed because of growth in deposits during the first half of 2016.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$22,289	79.0%
Securities sold under repurchase agreements	7,258	100.0	5,915	21.0
Total	$7,258	100.0%	$28,204	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2016, the Company maintained a one-year cumulative gap of positive (asset sensitive) $71.9 million, or 10%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2016:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$17,073	$-	$-	$10,780	$27,853
Investment securities (1)(2)	7,114	14,508	44,645	64,633	130,900
Loans and leases(2)	195,063	88,896	149,757	119,835	553,551
Fixed and other assets	-	11,257	-	32,915	44,172
Total assets	$219,250	$114,661	$194,402	$228,163	$756,476
Total cumulative assets	$219,250	$333,911	$528,313	$756,476

Non-interest-bearing transaction deposits (3)	$-	$15,794	$43,357	$98,625	$157,776
Interest-bearing transaction deposits (3)	166,153	21,235	149,032	71,729	408,149
Certificates of deposit	21,441	30,110	30,151	15,673	97,375
Repurchase agreements	7,258	-	-	-	7,258
Other liabilities	-	-	-	5,522	5,522
Total liabilities	$194,852	$67,139	$222,540	$191,549	$676,080
Total cumulative liabilities	$194,852	$261,991	$484,531	$676,080

Interest sensitivity gap	$24,398	$47,522	$(28,138)	$36,614
Cumulative gap	$24,398	$71,920	$43,782	$80,396

Cumulative gap to total assets	3.2%	9.5%	5.8%	10.6%
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 2016 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2016 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.2%	(1.9)%
Net income	13.1	(4.5)
Economic value at risk:
Economic value of equity	0.9	(27.2)
Economic value of equity as a percent of total assets	0.1	(3.5)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2016, the Company’s risk-based capital ratio was 15.3%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2016, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$26,058	$1,291	5.2%
+100 basis points	25,410	643	2.6
Flat rate	24,767	-	-
-100 basis points	24,290	(477)	(1.9)
-200 basis points	24,307	(460)	(1.9)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of June 30, 2016, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30,  2016, the Company acquired $15.6 million of cash.  During the period, the Company’s operations provided approximately $5.9 million mostly from $13.2 million of net cash inflow from the components of net interest income and $1.6 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $7.1 million, a $0.2 million estimated tax payment and a $1.6 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets and growth in deposits were used to replace maturing and cash runoff of investment securities, reduce short-term borrowings and net dividend payments.  The Company received a large amount of public deposits over the past twelve months.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

As of June 30,  2016, the Company maintained $27.9 million in cash and cash equivalents and $131.3 million of investments AFS and loans HFS.  Also as of June 30, 2016, the Company had approximately $212.0 million available to borrow from the FHLB, $21.0 million from correspondent banks, $30.9 million from the FRB and $37.8 million from the CDARS program.  The combined total of $460.9 million represented 61% of total assets at June 30, 2016.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2016, total shareholders' equity increased $4.0 million, or 5%, due principally from the $3.6 million in net income added into retained earnings and $1.5 million in after-tax unrealized gains in the Company’s investment portfolio.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.2 million from stock options exercised and stock-based compensation expense from the ESPP and unvested restricted stock and SSARS.  These items were partially offset by $1.4 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 38% for the six months ended June 30, 2016.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2016, the Company reported a net unrealized gain position of $3.7 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.2  million as of December 31, 2015.  The improvement during 2016 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2016, the Company purchased all of the shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of June 30, 2016 and 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

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

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of June 30, 2016 and December 31, 2015:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of June 30, 2016

Total capital (to risk-weighted assets)
Consolidated	$83,691	15.3%	≥	$43,828	≥	8.0%		N/A		N/A
Bank	$83,193	15.2%	≥	$43,904	≥	8.0%	≥	$54,880	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$76,701	14.0%	≥	$24,653	≥	4.5%		N/A		N/A
Bank	$76,303	13.9%	≥	$24,696	≥	4.5%	≥	$35,672	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$76,701	14.0%	≥	$45,363	≥	6.0%		N/A		N/A
Bank	$76,303	13.9%	≥	$45,363	≥	6.0%	≥	$60,483	≥	8.0%

Tier I capital (to average assets)
Consolidated	$76,701	10.2%	≥	$30,242	≥	4.0%		N/A		N/A
Bank	$76,303	10.1%	≥	$30,242	≥	4.0%	≥	$37,802	≥	5.0%

As of December 31, 2015:

Total capital (to risk-weighted assets)
Consolidated	$81,074	15.0%	≥	$43,278	≥	8.0%		N/A		N/A
Bank	$80,547	14.9%	≥	$43,306	≥	8.0%	≥	$54,132	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$24,344	≥	4.5%		N/A		N/A
Bank	$73,744	13.6%	≥	$24,360	≥	4.5%	≥	$35,186	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$43,723	≥	6.0%		N/A		N/A
Bank	$73,744	13.6%	≥	$43,635	≥	6.0%	≥	$58,180	≥	8.0%

Tier I capital (to average assets)
Consolidated	$74,163	10.2%	≥	$29,149	≥	4.0%		N/A		N/A
Bank	$73,744	10.1%	≥	$29,090	≥	4.0%	≥	$36,362	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2015 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2016.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015;  Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 3, 2016	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 3, 2016	/s/Salvatore R. DeFrancesco, Jr.
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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015;  Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and the Notes to the Consolidated Financial Statements. **

* Incorporated by Reference

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