Form 10-Q
period 2016-09-30
FIDELITY D & D BANCORP INC
filed 2016-11-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2016, the latest practicable date, was 2,453,805 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2016

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$13,670	$12,259
Interest-bearing deposits with financial institutions	17,770	18
Total cash and cash equivalents	31,440	12,277
Available-for-sale securities	128,765	125,232
Federal Home Loan Bank stock	1,201	2,120
Loans and leases, net (allowance for loan losses of
$9,196 in 2016; $9,527 in 2015)	562,222	546,682
Loans held-for-sale (fair value $2,528 in 2016, $1,444 in 2015)	2,480	1,421
Foreclosed assets held-for-sale	1,752	1,074
Bank premises and equipment, net	16,497	16,723
Cash surrender value of bank owned life insurance	11,346	11,082
Accrued interest receivable	2,113	2,210
Other assets	12,607	10,537
Total assets	$770,423	$729,358
Liabilities:
Deposits:
Interest-bearing	$511,678	$477,901
Non-interest-bearing	160,129	142,774
Total deposits	671,807	620,675
Accrued interest payable and other liabilities	6,061	4,128
Short-term borrowings	10,996	28,204
Total liabilities	688,864	653,007
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,453,805 in 2016; and 2,443,405 in 2015)	27,073	26,700
Retained earnings	51,029	47,463
Accumulated other comprehensive income	3,457	2,188
Total shareholders' equity	81,559	76,351
Total liabilities and shareholders' equity	$770,423	$729,358

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income:
Loans and leases:
Taxable	$5,960	$5,764	$17,571	$16,914
Nontaxable	195	170	579	471
Interest-bearing deposits with financial institutions	13	5	59	22
Investment securities:
U.S. government agency and corporations	500	310	1,236	843
States and political subdivisions (nontaxable)	321	336	954	978
Other securities	17	27	58	126
Total interest income	7,006	6,612	20,457	19,354
Interest expense:
Deposits	580	574	1,727	1,639
Securities sold under repurchase agreements	4	3	16	15
Other short-term borrowings and other	1	3	14	15
Long-term debt	-	-	-	255
Total interest expense	585	580	1,757	1,924
Net interest income	6,421	6,032	18,700	17,430
Provision for loan losses	225	200	650	500
Net interest income after provision for loan losses	6,196	5,832	18,050	16,930
Other income:
Service charges on deposit accounts	564	447	1,567	1,305
Interchange fees	378	337	1,115	976
Fees from trust fiduciary activities	176	166	539	580
Fees from financial services	126	142	436	379
Service charges on loans	194	264	665	664
Fees and other revenue	201	204	593	584
Earnings on bank-owned life insurance	89	86	264	255
Gain (loss) on sale or disposal of:
Loans	302	404	629	871
Investment securities	-	8	9	26
Premises and equipment	(6)	(35)	(6)	(34)
Total other income	2,024	2,023	5,811	5,606
Other expenses:
Salaries and employee benefits	2,892	2,696	8,660	7,992
Premises and equipment	898	939	2,642	2,755
Advertising and marketing	198	276	656	926
Professional services	334	406	1,122	1,221
FDIC assessment	98	104	335	298
Loan collection	16	48	141	144
Other real estate owned	69	43	158	190
Office supplies and postage	110	95	352	308
Automated transaction processing	179	150	460	408
FHLB prepayment fee	-	-	-	570
Data processing and communication	261	187	720	395
PA shares tax	165	148	471	298
Other	189	147	449	565
Total other expenses	5,409	5,239	16,166	16,070
Income before income taxes	2,811	2,616	7,695	6,466
Provision for income taxes	776	687	2,031	1,184
Net income	$2,035	$1,929	$5,664	$5,282
Per share data:
Net income - basic	$0.83	$0.79	$2.31	$2.17
Net income - diluted	$0.82	$0.79	$2.30	$2.16
Dividends	$0.29	$0.27	$0.85	$0.79

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015

Net income	$2,035	$1,929	$5,664	$5,282

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities	(361)	949	1,932	(292)
Reclassification adjustment for net gains realized in income	-	(8)	(9)	(26)
Net unrealized gain (loss)	(361)	941	1,923	(318)
Tax effect	123	(320)	(654)	108
Unrealized gain (loss), net of tax	(238)	621	1,269	(210)
Other comprehensive income (loss), net of tax	(238)	621	1,269	(210)
Total comprehensive income, net of tax	$1,797	$2,550	$6,933	$5,072

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2016 and 2015
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			5,282		5,282
Other comprehensive loss				(210)	(210)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Stock-based compensation expense		177			177
Cash dividends declared			(1,937)		(1,937)
Balance, September 30, 2015	2,439,905	$26,551	$46,549	$2,533	$75,633

Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			5,664		5,664
Other comprehensive income				1,269	1,269
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		248			248
Cash dividends declared			(2,098)		(2,098)
Balance, September 30, 2016	2,453,805	$27,073	$51,029	$3,457	$81,559

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2016	2015

Cash flows from operating activities:
Net income	$5,664	$5,282
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,519	2,652
Provision for loan losses	650	500
Deferred income tax expense	1,192	816
Stock-based compensation expense	385	177
Proceeds from sale of loans held-for-sale	34,623	37,663
Originations of loans held-for-sale	(32,155)	(34,350)
Earnings from bank-owned life insurance	(264)	(255)
Net gain from sales of loans	(629)	(871)
Net gain from sales of investment securities	(9)	(26)
Net loss from sale and write-down of foreclosed assets held-for-sale	57	42
Net loss from disposal of equipment	6	34
Change in:
Accrued interest receivable	97	(68)
Other assets	(2,760)	1,532
Accrued interest payable and other liabilities	906	476
Net cash provided by operating activities	10,282	13,604

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	2,884	12,614
Proceeds from maturities, calls and principal pay-downs	15,139	14,435
Purchases	(20,707)	(57,456)
Decrease in FHLB stock	919	221
Net increase in loans and leases	(20,584)	(30,765)
Acquisition of bank premises and equipment	(1,075)	(1,214)
Proceeds from sale of bank premises and equipment	-	38
Proceeds from sale of foreclosed assets held-for-sale	354	1,364
Net cash used in investing activities	(23,070)	(60,763)

Cash flows from financing activities:
Net increase in deposits	51,132	56,060
Net (decrease) increase in short-term borrowings	(17,208)	2,773
Repayment of long-term debt	-	(10,000)
Proceeds from employee stock purchase plan participants	111	102
Exercise of stock options	14	-
Dividends paid, net of dividends reinvested	(2,098)	(1,937)
Net cash provided by financing activities	31,951	46,998
Net increase (decrease) in cash and cash equivalents	19,163	(161)
Cash and cash equivalents, beginning	12,277	25,851

Cash and cash equivalents, ending	$31,440	$25,690

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

In the opinion of management, the consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2016 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2016 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of September 30, 2016 and December 31, 2015, loans classified as HFS consisted of residential mortgage loans.

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

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  For the nine months ended September 30, 2016 and 2015, the Company paid interest of $1.8 million and $1.9 million, respectively.  The Company made income tax payments of $0.5 million and $0.1 million, respectively, during the first nine months of 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, the Company had a net change in unrealized gains on available for sale securities of $1.9 million and $(0.3 million), respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $1.1 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively.  During the same respective periods, transfers from loans to loans held-for-sale amounted to $3.3 million and $2.9 million.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

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

In August 2016, the FASB released ASU 2016-15, Statement of Cash Flows (Topic 230) to clarify the presentation of certain cash receipts and payments on the statement of cash flows.  The update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The amendments in this update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements, but does not expect it to have a significant impact.

3.  Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the nine months ended September 30, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,188	$2,188

Other comprehensive income before reclassifications, net of tax	1,275	1,275
Amounts reclassified from accumulated other comprehensive income, net of tax	(6)	(6)
Net current-period other comprehensive income	1,269	1,269
Ending balance	$3,457	$3,457

As of and for the three months ended September 30, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$3,695	$3,695

Other comprehensive loss before reclassifications, net of tax	(238)	(238)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive loss	(238)	(238)
Ending balance	$3,457	$3,457

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

As of and for the three months ended September 30, 2015
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,912	$1,912

Other comprehensive income before reclassifications, net of tax	626	626
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)	(5)
Net current-period other comprehensive income	621	621
Ending balance	$2,533	$2,533

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Unrealized gains on AFS securities	$-	$8	$9	$26	Gain on sale of investment securities
	-	(3)	(3)	(9)	Provision for income taxes
Total reclassifications for the period	$-	$5	$6	$17	Net income

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

The amortized cost and fair value of investment securities at September 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2016
Available-for-sale securities:
Agency - GSE	$18,351	$174	$-	$18,525
Obligations of states and political subdivisions	36,141	2,912	(4)	39,049
MBS - GSE residential	68,740	1,928	(30)	70,638

Total debt securities	123,232	5,014	(34)	128,212

Equity securities - financial services	294	259	-	553

Total available-for-sale securities	$123,526	$5,273	$(34)	$128,765

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2015
Available-for-sale securities:
Agency - GSE	$18,374	$36	$(24)	$18,386
Obligations of states and political subdivisions	34,599	2,310	(24)	36,885
MBS - GSE residential	68,648	1,066	(299)	69,415

Total debt securities	121,621	3,412	(347)	124,686

Equity securities - financial services	295	251	-	546

Total available-for-sale securities	$121,916	$3,663	$(347)	$125,232

The amortized cost and fair value of debt securities at September 30, 2016 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$3,000	$3,010
Due after one year through five years	14,349	14,513
Due after five years through ten years	2,657	2,848
Due after ten years	34,486	37,203

Total debt securities	54,492	57,574

MBS - GSE residential	68,740	70,638

Total available-for-sale debt securities	$123,232	$128,212

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2016
Agency - GSE	$1,026	$-	$-	$-	$1,026	$-
Obligations of states and political subdivisions	898	(4)	-	-	898	(4)
MBS - GSE residential	4,058	(11)	2,046	(19)	6,104	(30)
Total	$5,982	$(15)	$2,046	$(19)	$8,028	$(34)
Number of securities	4		1		5

December 31, 2015
Agency - GSE	$8,156	$(24)	$-	$-	$8,156	$(24)
Obligations of states and political subdivisions	3,656	(20)	485	(4)	4,141	(24)
MBS - GSE residential	36,899	(299)	-	-	36,899	(299)
Total	$48,711	$(343)	$485	$(4)	$49,196	$(347)
Number of securities	32		1		33

The Company had five securities in an unrealized loss position at September 30, 2016, including one agency security, three mortgage-backed securities and one municipal security. The severity of these unrealized losses based on their underlying cost basis was as follows at September 30, 2016: 0.02% for agencies; 0.49% for total MBS-GSE; and 0.45% for municipals. In addition, only one of these securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of September 30, 2016, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at September 30, 2016 and December 31, 2015 are summarized as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Commercial and industrial	$93,192	$102,653
Commercial real estate:
Non-owner occupied	95,540	95,745
Owner occupied	101,046	101,652
Construction	4,786	4,481
Consumer:
Home equity installment	28,816	30,935
Home equity line of credit	52,324	48,060
Auto loans and leases	46,310	29,758
Other	6,934	6,208
Residential:
Real estate	131,486	126,992
Construction	11,478	10,060
Total	571,912	556,544
Less:
Allowance for loan losses	(9,196)	(9,527)
Unearned lease revenue	(494)	(335)

Loans and leases, net	$562,222	$546,682

Net deferred loan costs of $1.7 million and $1.5 million have been included in the carrying values of loans at September 30, 2016 and December 31, 2015, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $276.9 million as of September 30, 2016 and $269.5 million as of December 31, 2015.  Mortgage servicing rights amounted to $1.2 million both as of September 30, 2016 and December 31, 2015, respectively.

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

Non-accrual loans, segregated by class, at September 30, 2016 and December 31, 2015, were as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015

Commercial and industrial	$25	$30
Commercial real estate:
Non-owner occupied	1,452	6,193
Owner occupied	3,146	988
Construction	202	226
Consumer:
Home equity installment	32	167
Home equity line of credit	107	512
Auto loans and leases	39	45
Other	6	6
Residential:
Real estate	852	836
Total	$5,861	$9,003

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of September 30, 2016, total TDRs amounted to $2.5 million, consisting of 9 loans (7 CRE loans, 1 C&I loan and 1 HELOC to 6 unrelated borrowers), of which 1 of the CRE loans, totaling $20 thousand, was on non-accrual status.  The September 30, 2016 balance represented a $0.1 million increase over the December 31, 2015 balance, which amounted to $2.4 million (consisting of 7 CRE loans and 2 C&I loans to 5 unrelated borrowers), with none of these loans on non-accrual status.  This increase in TDRs was attributed to the addition of one HELOC totaling $0.6 million partially offset by the payoff of one C&I loan in the amount of $0.5 million.  Of the TDRs outstanding as of September 30, 2016 and December 31, 2015, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDR that was placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified as a TDR during the three months ended September 30, 2016 and 2015.  The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the nine months ended:
(dollars in thousands)	September 30, 2016			September 30, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	-	$-	$-	1	$500	$331
Commercial real estate - owner occupied	-	-	-	4	1,182	270
Consumer home equity line of credit	1	650	105	-	-	-
Total	1	$650	$105	5	$1,682	$601

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended September 30, 2016		Nine months ended September 30, 2016

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	-	$-	1	$20

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  One CRE loan that was classified as a TDR in fourth quarter of 2015 subsequently defaulted during the first nine months of 2016.  The loan defaulted due to inability to meet contractual payments and the Company continued workout efforts to collect from the owners.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2015.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of September 30, 2016 and 2015, the allowance for impaired loans that have been modified in a TDR was $0.4 million and $0.6 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2016	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$267	$99	$58	$424	$92,768	$93,192		$33
Commercial real estate:
Non-owner occupied	163	414	1,485	2,062	93,478	95,540		33
Owner occupied	323	438	3,146	3,907	97,139	101,046		-
Construction	-	-	202	202	4,584	4,786		-
Consumer:
Home equity installment	233	97	32	362	28,454	28,816		-
Home equity line of credit	37	26	107	170	52,154	52,324		-
Auto loans and leases	218	35	39	292	45,524	45,816	(2)	-
Other	34	49	6	89	6,845	6,934		-
Residential:
Real estate	-	1,641	852	2,493	128,993	131,486		-
Construction	-	-	-	-	11,478	11,478		-
Total	$1,275	$2,799	$5,927	$10,001	$561,417	$571,418		$66

 (1) Includes $5.9 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.5 million. (3) Includes net deferred loan costs of $1.7 million.

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

At September 30, 2016, impaired loans consisted of accruing TDRs of $2.5 million, $5.9 million in non-accrual loans and $2.2 million in accruing loans.  At December 31, 2015, impaired loans consisted of accruing TDRs totaling $2.4 million, $9.0 million of non-accrual loans and a $1.2 million accruing loan.  As of December 31, 2015, the non-accrual loans did not include any TDRs compared with one TDR with a $20 thousand balance as of September 30, 2016.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2016
Commercial and industrial	$253	$209	$44	$253	$196
Commercial real estate:
Non-owner occupied	3,203	2,677	395	3,072	1,082
Owner occupied	5,530	4,111	1,190	5,301	1,196
Construction	411	-	202	202	-
Consumer:
Home equity installment	65	-	32	32	-
Home equity line of credit	870	662	95	757	116
Auto loans and leases	38	38	1	39	5
Other	6	6	-	6	1
Residential:
Real estate	919	321	531	852	40
Construction	-	-	-	-	-
Total	$11,295	$8,024	$2,490	$10,514	$2,636

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2015
Commercial and industrial	$555	$500	$55	$555	$331
Commercial real estate:
Non-owner occupied	7,960	7,209	630	7,839	1,237
Owner occupied	2,588	922	1,505	2,427	337
Construction	422	-	226	226	-
Consumer:
Home equity installment	230	-	167	167	-
Home equity line of credit	607	28	484	512	1
Auto	47	43	2	45	7
Other	6	6	-	6	1
Residential:
Real estate	891	433	403	836	95
Construction	-	-	-	-	-
Total	$13,306	$9,141	$3,472	$12,613	$2,009

The following table presents the average recorded investments in impaired loans and related amount of interest income recognized during the periods indicated below.  The average balances are calculated based on the quarter-end balances of impaired loans.  Payments received from non-accruing impaired loans are first applied against the outstanding principal balance, then to the recovery of any charged-off amounts.  Any excess is treated as a recovery of interest income.  Payments received from accruing impaired loans are applied to principal and interest, as contractually agreed upon.

	September 30, 2016			September 30, 2015
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$502	$12	$-	$410	$15	$1
Commercial real estate:
Non-owner occupied	4,510	93	-	1,674	62	-
Owner occupied	3,593	107	-	2,648	51	-
Construction	217	-	-	249	-	-
Consumer:
Home equity installment	119	3	-	285	2	-
Home equity line of credit	772	25	-	486	1	-
Auto	40	-	-	16	-	-
Other	6	-	-	15	2	-
Residential:
Real estate	750	4	-	570	6	-
Construction	-	-	-	-	-	-
Total	$10,509	$244	$-	$6,353	$139	$1

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

The following table presents loans including $1.7 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2016 and December 31, 2015, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

			Commercial real estate -		Commercial real estate -		Commercial real estate -
	Commercial and industrial		non-owner occupied		owner occupied		construction
(dollars in thousands)	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015

Pass	$89,328	$101,342	$86,531	$82,152	$94,219	$96,401	$4,584	$4,255
Special mention	3,355	189	1,534	1,480	1,049	657	-	-
Substandard	509	1,122	7,475	12,113	5,778	4,594	202	226
Doubtful	-	-	-	-	-	-	-	-
Total	$93,192	$102,653	$95,540	$95,745	$101,046	$101,652	$4,786	$4,481

Consumer credit exposure

Credit risk profile based on payment activity

	Home equity installment		Home equity line of credit		Auto loans and leases				Other
(dollars in thousands)	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016		12/31/2015		9/30/2016	12/31/2015

Performing	$28,784	$30,768	$52,217	$47,548	$45,777		$29,347		$6,928	$6,172
Non-performing	32	167	107	512	39		76		6	36
Total	$28,816	$30,935	$52,324	$48,060	$45,816	(1)	$29,423	(2)	$6,934	$6,208

 (1)Net of unearned lease revenue of $0.5 million. (2) Net of unearned lease revenue of $0.3 million.

Mortgage lending credit exposure

Credit risk profile based on payment activity

	Residential real estate		Residential construction
(dollars in thousands)	9/30/2016	12/31/2015	9/30/2016	12/31/2015

Performing	$130,634	$126,156	$11,478	$10,060
Non-performing	852	836	-	-
Total	$131,486	$126,992	$11,478	$10,060

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(199)	(526)	(356)		(60)	-	(1,141)
Recoveries	39	36	85		-	-	160
Provision	(45)	284	526		10	(125)	650
Ending balance	$1,131	$4,808	$1,788		$1,357	$112	$9,196
Ending balance: individually evaluated for impairment	$196	$2,278	$122		$40	$-	$2,636
Ending balance: collectively evaluated for impairment	$935	$2,530	$1,666		$1,317	$112	$6,560
Loans Receivables:
Ending balance (2)	$93,192	$201,372	$133,890	(1)	$142,964	$-	$571,418
Ending balance: individually evaluated for impairment	$253	$8,575	$834		$852	$-	$10,514
Ending balance: collectively evaluated for impairment	$92,939	$192,797	$133,056		$142,112	$-	$560,904

 (1) Net of unearned lease revenue of $0.5 million.  (2) Includes $1.7 million of net deferred loan costs.

As of and for the three months ended September 30, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,231	$4,880	$1,692	$1,365	$39	$9,207
Charge-offs	(30)	(183)	(91)	-	-	(304)
Recoveries	18	3	47	-	-	68
Provision	(88)	108	140	(8)	73	225
Ending balance	$1,131	$4,808	$1,788	$1,357	$112	$9,196

As of and for the year ended December 31, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	(25)	(432)	(437)		(15)	-	(909)
Recoveries	47	18	95		28	-	188
Provision	262	756	356		78	(377)	1,075
Ending balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Ending balance: individually evaluated for impairment	$331	$1,574	$9		$95	$-	$2,009
Ending balance: collectively evaluated for impairment	$1,005	$3,440	$1,524		$1,312	$237	$7,518
Loans Receivables:
Ending balance (2)	$102,653	$201,878	$114,626	(1)	$137,052	$-	$556,209
Ending balance: individually evaluated for impairment	$555	$10,492	$730		$836	$-	$12,613
Ending balance: collectively evaluated for impairment	$102,098	$191,386	$113,896		$136,216	$-	$543,596
 (1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the nine months ended September 30, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519	$1,316	$614	$9,173
Charge-offs	(26)	(357)	(270)	(9)	-	(662)
Recoveries	37	17	56	28	-	138
Provision	392	410	262	49	(613)	500
Ending balance	$1,455	$4,742	$1,567	$1,384	$1	$9,149

As of and for the three months ended September 30, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,370	$4,610	$1,500	$1,369	$410	$9,259
Charge-offs	-	(219)	(119)	(9)	-	(347)
Recoveries	11	-	26	-	-	37
Provision	74	351	160	24	(409)	200
Ending balance	$1,455	$4,742	$1,567	$1,384	$1	$9,149

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and nine months ended September 30, 2016, there were 2,136 and 2,007 potentially dilutive shares related to issued and unexercised stock options compared to 2,374 and 2,648 for the same 2015 periods.  There were no potentially dilutive shares related to issued and unexercised SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 5,456 and 3,644 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2016 compared to 4,141 and 4,622 for the three and nine months ended September 30, 2015.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,035	$1,929	$5,664	$5,282
Weighted-average common shares outstanding	2,453,805	2,439,905	2,452,736	2,438,579
Basic EPS	$0.83	$0.79	$2.31	$2.17

Diluted EPS:
Net income available to common shareholders	$2,035	$1,929	$5,664	$5,282
Weighted-average common shares outstanding	2,453,805	2,439,905	2,452,736	2,438,579
Potentially dilutive common shares	7,592	6,515	5,651	7,270
Weighted-average common and potentially dilutive shares outstanding	2,461,397	2,446,420	2,458,387	2,445,849
Diluted EPS	$0.82	$0.79	$2.30	$2.16

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2016 and 2015 under the 2012 stock incentive plans:

	September 30, 2016			September 30, 2015
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(1)	$32.40	3,200	(1)	$32.25
Omnibus plan	3,155	(3)	29.22	3,300	(2)	32.25
Omnibus plan	50	(1)	31.50	50	(1)	32.50
Omnibus plan	-		-	1,400	(2)	34.25
Total	8,805		$31.26	7,950		$32.60

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2015	3,200	8,840	12,040	$29.50
Granted	5,600	3,205	8,805	31.26
Vested	(3,200)	(3,005)	(6,205)	29.69
Non-vested balance at September 30, 2016	5,600	9,040	14,640	$30.47

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2015	-	-	-
Granted	19,341	$5.21	10.0
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2016	19,341	$5.21	9.3

None of the SSARs were exercisable at September 30, 2016. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2016 and 2015 and the unrecognized stock-based compensation expense as of September 30, 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Stock-based compensation expense:
Director stock incentive plan	$45	$26	$129	$80
Omnibus stock incentive plan	36	20	104	53
Employee stock purchase plan	-	-	15	44
Total stock-based compensation expense	$81	$46	$248	$177

As of
(dollars in thousands)	September 30, 2016
Unrecognized stock-based compensation expense:
Director plan	$60
Omnibus plan	272
Total unrecognized stock-based compensation expense	$332

The unrecognized stock-based compensation expense as of September 30, 2016 will be recognized ratably over the periods ended January 2017 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the nine months ended September 30, 2016 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2015	15,500	28.64	2.0
Granted	-	-
Exercised	(500)	27.75
Forfeited	-	-
Outstanding and exercisable, September 30, 2016	15,000	$28.67	1.2

During the first nine months of 2016, there were 500 stock options exercised at a price of $27.75 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $808.  There were no stock options exercised during the first nine months of 2015.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30, 2016,  42,382 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$31,440	$31,440	$31,440	$-	$-
Available-for-sale securities	128,765	128,765	553	128,212	-
FHLB stock	1,201	1,201	-	1,201	-
Loans and leases, net	562,222	560,119	-	-	560,119
Loans held-for-sale	2,480	2,528	-	2,528	-
Accrued interest receivable	2,113	2,113	-	2,113	-
Financial liabilities:
Deposits with no stated maturities	577,050	577,050	-	577,050	-
Time deposits	94,757	94,547	-	94,547	-
Short-term borrowings	10,996	10,996	-	10,996	-
Accrued interest payable	152	152	-	152	-

December 31, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$12,277	$12,277	$12,277	$-	$-
Available-for-sale securities	125,232	125,232	546	124,686	-
FHLB stock	2,120	2,120	-	2,120	-
Loans and leases, net	546,682	545,523	-	-	545,523
Loans held-for-sale	1,421	1,444	-	1,444	-
Accrued interest receivable	2,210	2,210	-	2,210	-
Financial liabilities:
Deposits with no stated maturities	516,473	516,473	-	516,473	-
Time deposits	104,202	103,403	-	103,403	-
Short-term borrowings	28,204	28,204	-	28,204	-
Accrued interest payable	189	189	-	189	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,525	$-	$18,525	$-
Obligations of states and political subdivisions	39,049	-	39,049	-
MBS - GSE residential	70,638	-	70,638	-
Equity securities - financial services	553	553	-	-
Total available-for-sale securities	$128,765	$553	$128,212	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,386	$-	$18,386	$-
Obligations of states and political subdivisions	36,885	-	36,885	-
MBS - GSE residential	69,415	-	69,415	-
Equity securities - financial services	546	546	-	-
Total available-for-sale securities	$125,232	$546	$124,686	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending September 30, 2016 and December 31, 2015, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2016 and December 31, 2015, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,388	$-	$-	$5,388
Other real estate owned	1,089	-	-	1,089
Total	$6,477	$-	$-	$6,477

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,132	$-	$-	$7,132
Other real estate owned	903	-	-	903
Total	$8,035	$-	$-	$8,035

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

At September 30, 2016 and December 31, 2015, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -10.00% to -89.00% and from -4.92% to -50.00% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -30.82% and -27.84% as of September 30, 2016 and December 31, 2015, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2016 and December 31, 2015, the discounts applied to the appraised values of ORE ranged from -13.33% to -99.00% and -15.90% to -99.00%, respectively.  As of September 30, 2016 and December 31, 2015, the weighted-average of discount to the appraisal values of ORE amounted to -36.74% and -37.64%, respectively.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2016 compared to December 31, 2015 and a comparison of the results of operations for the three and nine months ended September 30, 2016 and 2015.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2015 Annual Report filed on Form 10-K.

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

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin. The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points during December 2015. The move represented the first hike in rates by the FOMC in nearly a decade and expectations are for short-term rates to rise again during the last quarter of 2016, potentially pressuring deposit rate pricing.  The national unemployment rate for September 2016 was 5.0%, unchanged from December 2015.  In our region (Scranton, Wilkes-Barre Metropolitan Statistical Area), the unemployment rate increased to 5.9% at September 30, 2016 from 4.7% as of December 31, 2015 and 5.3% as of September 30, 2015.  The labor force only increased slightly from year end while the number of unemployed increased by 28%.  The median home values in the region have gone up 3.0% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 2.6% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Comparison of the results of operations

Three and nine months ended September 30, 2016 and 2015

Overview

During the third quarter of 2016, the Company generated net income of $2.0 million, or $0.82 per diluted share, an increase of $0.1 million over the $1.9 million, or $0.79 per diluted share, generated during the third quarter of 2015.  In the quarter comparison, the increase was due to higher net interest income partially offset by higher non-interest expenses.  Net income also increased $0.4 million, or 7%, for the first nine months of 2016 to  $5.7 million, or $2.30 per diluted share, compared to $5.3 million, or $2.16 per diluted share, for the same 2015 period.  In the year-to-date comparison, higher net interest income and growth in non-interest income were partially offset by a higher provision for loan losses and additional non-interest expenses.

Return on average assets (ROA) was 1.07% and 1.06% for the third quarters of 2016 and 2015, respectively, and 1.01% and 1.00% for the nine months ended September 30, 2016 and 2015, respectively.  Return on average shareholders’ equity (ROE) was 9.99% and 10.26% for the third quarters of 2016 and 2015,  respectively, and 9.55% and 9.57% for the first nine months of 2016 and 2015, respectively.  In both the quarter and year-to-date comparisons, ROA increased because of net income growth.  ROE decreased in both periods due to the experienced growth in equity.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.4 million, or 6%, from $6.0 million for the quarter ended September 30, 2015 to $6.4 million for the quarter ended September 30, 2016,  due to higher interest income produced by the addition of $33.1 million in total average interest-earning assets.  The loan portfolio experienced average balance growth of $29.8 million which had the effect of producing $0.2 million more interest income despite the negative impact of a six basis point lower yield earned thereon.  Higher average balances of higher-yielding mortgage-backed securities produced $0.2 million in additional interest income from investments.  On the liability side, total interest-bearing deposits grew $17.1 million on average but interest expense was relatively unchanged due to a lower rate paid on savings accounts and runoff of certificates of deposit (CDs) with higher rates.

During the nine months ended September 30, 2016, net interest income increased $1.3 million, or 7%, compared to the same period in 2015 from $17.4 million to $18.7 million, respectively.  The interest income portion grew $1.1 million with an increase in average interest-earning assets of $45.3 million offsetting a 4 basis point decline in their yields.  Most of this increase came from the loan portfolio as the average balance of commercial and residential loans increased $31.3 million and produced $0.8 million in income despite declining yields.  An increase in the average balance and yield of mortgage-backed securities produced $0.4 million in additional income from the investment portfolio which offset a decrease in investment income due to a special dividend from the FHLB that was received in the first quarter of 2015.  On the interest expense side, there was a $0.2 million decrease which stemmed from the payoff of high-costing long-term debt during the second quarter of 2015 and replacing this funding with core deposits.  Although the average balances of interest-bearing deposits increased by $37.1 million, interest expense from deposits only grew $0.1 million, mitigated by a decrease in rates of two basis points.

The fully-taxable equivalent (FTE) net interest rate spread and margin both increased by six basis points, respectively, for the third quarter of 2016 compared to the third quarter of 2015.  The spread increased because higher yielding mortgage-backed securities caused the total yield on interest-earning assets to increase by five basis points.  Margin growth resulted from a higher-yielding larger average portfolio of interest-earning assets.  For the nine months ended September 30, 2016, FTE net interest rate spread and margin increased by three basis points and two basis points, respectively, compared to the nine months ended September 30, 2015.  The increase in spread was due to a seven basis point reduction in rates paid on interest-bearing liabilities due to the payoff of long-term debt during 2015 which was able to offset the four basis point lower yield on interest-earning assets.  Margin increased because net interest income increased faster than average asset balances.  The overall cost of funds, which includes the impact of non-interest bearing deposits, declined one basis point and six basis points, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in 2015.  The main reason for the decreases was the payoff of long-term debt and growth in average non-interest bearing deposits.

For the remainder of 2016, the Company expects to operate in a volatile short-term interest rate environment.  A rate environment with rising long-term interest rates positions the Company to improve its interest income performance from new and maturing long-term earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression.  However for the last quarter of 2016, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of lower repricing of earning asset yields.  Continued growth in the loan portfolios complemented with investment security growth is the Company’s strategy for the last quarter of 2016, and when coupled with a proactive relationship approach to deposit gathering strategies should help grow net interest income and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 45 basis points for both the three and nine months ended September 30, 2016 and 46 basis points and 52 basis points for the three and nine months ended September 30, 2015, respectively.  The one basis point decline in the quarterly comparison was due to lower rates paid on interest-bearing deposits.  The year-to-date reduction of seven basis points resulted from a decline in the rate paid on borrowings due to the payoff of long-term debt.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.

Interest rates along the treasury yield curve have been volatile with stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate upward in December 2015, but it had a minimal effect on rates paid on deposit funding.  On the asset side, the U.S. prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, began to rise at the end of 2015.  U.S. Prime Rates were not increased during the three quarters of 2016 but if short-term market rates rise later in the year, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $117 thousand and $112 thousand for the third quarters of 2016 and 2015, respectively, and $353 thousand and $308 thousand for the first nine months of 2016 and 2015, respectively, are included in interest income from loans.  The one-time FHLB special dividend of $57 thousand awarded in the first quarter of 2015 was removed from the annualized yield calculation and then added back to interest income.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2016			September 30, 2015
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,980	$13	0.53%	$8,464	$5	0.25%
Investments:
Agency - GSE	18,102	61	1.34	18,444	59	1.27
MBS - GSE residential	69,146	439	2.53	67,222	251	1.48
State and municipal (nontaxable)	36,100	505	5.56	35,937	524	5.78
Other	1,485	18	4.81	1,474	29	7.73
Total investments	124,833	1,023	3.26	123,077	863	2.78
Loans and leases:
Commercial and commercial real estate (taxable)	271,865	3,064	4.48	266,086	3,011	4.49
Commercial and commercial real estate (nontaxable)	26,770	295	4.38	23,142	257	4.41
Consumer	77,933	983	5.02	68,540	959	5.55
Residential real estate	195,229	1,913	3.90	184,238	1,795	3.87
Total loans and leases	571,797	6,255	4.35	542,006	6,022	4.41
Total interest-earning assets	706,610	7,291	4.11%	673,547	6,890	4.06%
Non-interest earning assets	50,349			47,601
Total assets	$756,959			$721,148

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$119,704	$38	0.13%	$114,459	$52	0.18%
Interest-bearing checking	156,545	129	0.33	134,447	82	0.24
MMDA	130,745	199	0.61	124,290	193	0.62
CDs < $100,000	47,829	93	0.78	59,917	112	0.75
CDs > $100,000	48,725	120	0.98	53,269	134	1.00
Clubs	2,125	1	0.15	2,226	1	0.15
Total interest-bearing deposits	505,673	580	0.46	488,608	574	0.47
Repurchase agreements	9,108	4	0.18	7,963	3	0.15
Borrowed funds	158	1	2.91	1,857	3	0.64
Total interest-bearing liabilities	514,939	585	0.45%	498,428	580	0.46%
Non-interest bearing deposits	155,516			143,794
Non-interest bearing liabilities	5,409			4,327
Total liabilities	675,864			646,549
Shareholders' equity	81,095			74,599

Total liabilities and shareholders' equity	$756,959			$721,148
Net interest income - FTE		$6,706			$6,310

Net interest spread			3.66%			3.60%
Net interest margin			3.78%			3.72%
Cost of funds			0.35%			0.36%

	Nine months ended
(dollars in thousands)	September 30, 2016			September 30, 2015
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$14,892	$59	0.53%	$11,334	$22	0.26%
Investments:
Agency - GSE	18,305	173	1.26	17,570	167	1.27
MBS - GSE residential	69,334	1,063	2.05	62,245	676	1.45
State and municipal (nontaxable)	35,359	1,495	5.65	35,497	1,536	5.78
Other	1,575	63	5.40	1,742	131	5.72
Total investments	124,573	2,794	3.00	117,054	2,510	2.80
Loans and leases:
Commercial and commercial real estate (taxable)	275,133	9,135	4.43	261,244	8,794	4.50
Commercial and commercial real estate (nontaxable)	27,095	878	4.33	21,211	713	4.50
Consumer	70,712	2,817	5.32	67,574	2,813	5.56
Residential real estate	191,111	5,619	3.93	179,616	5,308	3.95
Total loans and leases	564,051	18,449	4.37	529,645	17,628	4.45
Federal funds sold	-	-	-	138	-	0.26
Total interest-earning assets	703,516	21,302	4.04%	658,171	20,160	4.08%
Non-interest earning assets	49,216			49,726
Total assets	$752,732			$707,897

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$117,766	$110	0.13%	$113,100	$154	0.18%
Interest-bearing checking	155,543	342	0.29	128,771	225	0.23
MMDA	132,381	621	0.63	118,667	540	0.61
CDs < $100,000	49,892	286	0.76	60,759	356	0.78
CDs > $100,000	49,697	366	0.98	46,737	362	1.04
Clubs	1,811	2	0.16	1,913	2	0.17
Total interest-bearing deposits	507,090	1,727	0.45	469,947	1,639	0.47
Repurchase agreements	10,874	16	0.20	11,220	15	0.18
Borrowed funds	975	14	1.92	11,322	270	3.19
Total interest-bearing liabilities	518,939	1,757	0.45%	492,489	1,924	0.52%
Non-interest bearing deposits	149,724			137,442
Non-interest bearing liabilities	4,841			4,151
Total liabilities	673,504			634,082
Shareholders' equity	79,228			73,815

Total liabilities and shareholders' equity	$752,732			$707,897
Net interest income - FTE		$19,545			$18,236

Net interest spread			3.59%			3.56%
Net interest margin			3.71%			3.69%
Cost of funds			0.35%			0.41%

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

	Nine months ended September 30,
(dollars in thousands)	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$9	$28	$37	$8	$-	$8
Investments:
Agency - GSE	6	(1)	5	16	(18)	(2)
MBS - GSE residential	84	304	388	124	(62)	62
State and municipal	(4)	(20)	(24)	50	(49)	1
Other	(11)	(57)	(68)	(38)	85	47
Total investments	75	226	301	152	(44)	108
Loans and leases:
Residential real estate	341	(30)	311	582	(108)	474
Commercial and CRE	653	(204)	449	546	(338)	208
Consumer	128	(123)	5	113	2	115
Total loans and leases	1,122	(357)	765	1,241	(444)	797
Federal funds sold	-	-	-	(1)	-	(1)
Total interest income	1,206	(103)	1,103	1,400	(488)	912

Interest expense:
Deposits:
Savings	6	(50)	(44)	2	(12)	(10)
Interest-bearing checking	50	67	117	39	55	94
Money market	65	16	81	124	28	152
Certificates of deposit less than $100,000	(63)	(7)	(70)	(49)	(66)	(115)
Certificates of deposit greater than $100,000	24	(20)	4	44	(21)	23
Total deposits	82	6	88	160	(16)	144
Repurchase agreements	(1)	2	1	(1)	(1)	(2)
Borrowed funds	(178)	(78)	(256)	(226)	(150)	(376)
Total interest expense	(97)	(70)	(167)	(67)	(167)	(234)
Net interest income	$1,303	$(33)	$1,270	$1,467	$(321)	$1,146

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

The Company recorded a provision for loan losses of $0.2 million for both the third quarters of 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, the Company recorded a provision for loan losses of $0.7 million and $0.5 million, respectively.  The majority of the provision in 2016 was allotted to the consumer segment of the loan portfolio, which represented $0.5 million, compared to $0.3 million in same period last year.  The  increase was due primarily to the addition of one large impaired loan combined with an increase in loan volume, as the consumer segment of the portfolio grew by $19.6 million over this same period.  The increase in provision for consumer loans was partially offset by a decrease in the commercial portfolio as more charge-offs occurred in this portfolio during 2016 than in the same period in 2015.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For both the third quarters of 2016 and 2015, non-interest income amounted to $2.0 million.  An increase of $0.1 million in service charges on deposits was fully offset by fewer gains on the sale of loans.  The fewer gains on the sale of loans were due to a $0.1 million gain on a commercial loan sold in the third quarter of 2015.

Non-interest income increased $0.2 million, or 4%, from $5.6 million for the nine months ended September 30, 2015 to $5.8 million for the nine months ended September 30, 2016.  The increase was primarily due to $0.3 million higher deposit service charges due to a new fee structure that was implemented during the second quarter of 2016 as the result of a market deposit fee competitive analysis. There was also $0.1 million more from interchange fees and $57 thousand more fees from financial services.  These items were partially offset by $0.2 million fewer gains on the sale of loans in the first nine months of 2016 compared to the same 2015 period.

Other operating expenses

For the three months ended September 30, 2016, total other operating expenses increased $0.2 million, or 3%, compared to the three months ended September 30, 2015, from $5.2 million to $5.4 million.  The increase was due mostly to an increase in salaries and benefits of $0.2 million, from $2.7 million during the third quarter of 2015 to $2.9 million during the third quarter of 2016.  The increase stems from select staff additions or replacements to previously vacant positions, annual merit increases, one-time salary increases awarded to employees in the normal course of performance management, higher recognized employee incentives and an increase in group insurance from higher claims processing.    Data processing and communications also increased $0.1 million during the three months ended September 30, 2016 compared to the 2015 like period because of additional costs incurred from outsourcing the Company's data processing during the third quarter of 2015.  These increases were partially offset by decreases in professional services and advertising and marketing of $0.1 million, each, during the third quarter of 2016 compared to the third quarter of 2015.

For the nine months ended September 30, 2016, non-interest expenses increased $0.1 million, or 1%, compared to the nine months ended September 30, 2015.  Salaries and employee benefits increased $0.7 million, from $8.0 million for the nine months ended September 30, 2015 to $8.7 million for the same 2016 period due to merit increases, higher group insurance and additional stock-based compensation.  As mentioned above, data processing and communications increased $0.3 million due to additional outsourcing costs incurred during 2016.  The PA shares tax expense increased $0.2 million due to the timing of tax credits applied in 2015 but not yet approved for 2016 under the Educational Improvement tax credit (EITC) program.  Automated transaction processing also increased $52 thousand for the nine months ended September 30, 2016 compared to the 2015 like period due to expenses incurred related to updating customer debit cards with the new chip technology.  Partially offsetting these increases was a $0.6 million prepayment fee for the early payoff of long-term debt during the first quarter of 2015.  Advertising and marketing expense also declined $0.3 million due to donations that were made during the first nine months of 2015 through the EITC program that were not approved by the state for the first nine months of 2016 plus the two branch grand re-openings that occurred in 2015.  As a result of the elimination of the data processing department, premises and equipment expenses declined $0.1 million during the first nine months of 2016 compared to the same 2015 period.  There was also $0.1 million less professional fees and $55 thousand fewer losses on loan reacquisition during the first nine months of 2016 compared to the first nine months of in 2015.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at September 30, 2016 and 2015 were 1.84% and 1.90%, respectively.  The expense ratio decreased due to higher average assets which were able to absorb the higher non-interest expenses.  The efficiency ratio also decreased from 65.51% at September 30, 2015 to 63.75% at September 30, 2016 due to higher income.

Provision for income taxes

For the nine months ended September 30, 2016, the provision increased $0.8 million to $2.0 million from $1.2 million at September 30, 2015.  The increase stemmed from a $0.4 million audit adjustment that was made during the second quarter of 2015.  The audit adjustment plus higher effective tax rate due to an increase in pre-tax income during 2016 caused the higher provision for income taxes.

Comparison of financial condition at

September 30, 2016 and December 31, 2015

Overview

Consolidated assets increased $41.0 million, or 6%, to $770.4 million as of September 30, 2016 from $729.4 million at December 31, 2015.  The increase in assets was funded through growth in deposits of $51.1 million and a $5.2 million increase in shareholders’ equity which was partially offset by the $17.2 million decrease in short-term borrowings.  The increase in the funding sources was used to fund loan and investment security growth and pay down short-term borrowings with the balance retained in cash for future liquidity needs from seasonal depositors.

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

As of September 30, 2016, the carrying value of investment securities amounted to $128.8 million, or 17% of total assets, compared to $125.2 million, or 17% of total assets, at December 31, 2015.  On September 30, 2016, 55% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2016.  The AFS securities were recorded with a net unrealized gain of $5.2 million as of September 30, 2016 compared to a net unrealized gain of $3.3 million as of December 31, 2015, or a net improvement of $1.9 million during 2016.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve fall, especially at the intermediate and long end, the values of debt securities tend to increase.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

During the last twelve months, the Company has received a large amount of public deposits.  These public deposits require the Company to maintain pledged securities.  As of September 30, 2016, the balance of pledged securities required for deposit and repurchase agreement accounts was $123.7 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the nine months ended September 30, 2016 and 2015, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first nine months of 2016, the carrying value of total investments increased $3.5 million, or 3%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. At the end of 2014, the Company began to restructure its investment portfolio by selling mortgage-backed securities with the longest duration and lowest coupon rates as well as intermediate term agency bonds.  The proceeds were used to reduce the Company’s long-term debt with the balance retained in cash that was reinvested along with available cash holdings during 2015.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$70,638	54.9%	$69,415	55.4%
State & municipal subdivisions	39,049	30.3	36,885	29.5
Agency - GSE	18,525	14.4	18,386	14.7
Equity securities - financial services	553	0.4	546	0.4
Total	$128,765	100.0%	$125,232	100.0%

As of September 30, 2016, there were no investments from any one state & municipal or equity security issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at September 30, 2016 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$2,465	3.71%	$5,960	3.65%	$62,213	3.46%	$70,638	3.48%
State & municipal subdivisions	-	-	-	-	1,846	5.96	37,203	5.27	39,049	5.30
Agency - GSE	3,010	1.10	14,513	1.45	1,002	3.45	-	-	18,525	1.51
Total debt securities	$3,010	1.10%	$16,978	1.77%	$8,808	4.09%	$99,416	4.11%	$128,212	3.72%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $42 thousand and $110 thousand for the nine months ended September 30, 2016 and 2015, respectively.  The reason for the decrease was the Company received a $57 thousand one-time special dividend during the first quarter of 2015.  The balance in FHLB stock was $1.2 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, loans HFS consisted of residential mortgages with carrying amounts of $2.5 million and $1.4 million, respectively, which approximated their fair values.  During the nine months ended September 30, 2016, residential mortgage loans with principal balances of $34.4 million were sold into the secondary market and the Company recognized net gains of $0.6 million, compared to $37.3 million and $0.9 million, respectively during the nine months ended September 30, 2015.  A decrease in residential mortgage origination activities caused the decrease in gains from loan sales in the first nine months of 2016 compared to the same 2015 period.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At September 30, 2016 and December 31, 2015, the servicing portfolio balance of sold residential mortgage loans was $276.9 million and $269.5 million, respectively.

Loans and leases

The Company’s loan portfolio continues the brisk activity of providing credit facilities to existing and new clients.  We continue to provide our Business Relationship Managers with the best products and services to assist and enhance our clients with their business.  This provides us with the opportunity to grow and expand our relationships.  We emphasize customer loyalty by being a trusted financial advisor to our clients.

The outstanding commercial loan portfolio as of September 30, 2016 compared to December 31, 2015 shows a reduction of approximately $10.0 million, or 3%.  This reduction is a result of expected payoffs on several large credits and the payoffs of credit facilities where the risk was not acceptable.  For the remainder of 2016, as noted in prior quarters, the expectation is to have additional large payoffs, which will result in a further reduction in the outstanding balance even though we have a strong pipeline and the expectation of strong activity.

Commercial and industrial and commercial real estate

The commercial and industrial (C&I) loan portfolio decreased approximately $9.5 million, or 9%, from $102.7 million at December 31, 2015 to $93.2 million at September 30, 2016, whereas, the commercial real estate (CRE) loan portfolio decreased by approximately $0.5 million, or less than 1%, for the same period.  As previously stated, the decline in both categories was the result of payoffs of several large credits.

Consumer

In aggregate, the consumer loan portfolio grew approximately $19.4 million, or 17%, to $134.4 million at September 30, 2016 from $115.0 million at December 31, 2015.  The largest contributor to growth was the auto and lease portfolio which realized a lift of approximately $16.6 million, or 56%, at September 30, 2016 over levels noted as of December 31, 2015.  Much of this growth is the direct result of a focused effort to build out this line of business. Complementing the lift was growth of home equity lines of credit of approximately $4.3 million which offset a $2.1 million reduction to the home equity installment loan portfolio.

Residential

The residential loan portfolio grew $5.9 million, or 4%, from $137.1 million at December 31, 2015 to $143.0 million at September 30, 2016.

The composition of the loan portfolio at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$93,192	16.3%	$102,653	18.4%
Commercial real estate:
Non-owner occupied	95,540	16.7	95,745	17.2
Owner occupied	101,046	17.7	101,652	18.3
Construction	4,786	0.9	4,481	0.8
Consumer:
Home equity installment	28,816	5.0	30,935	5.6
Home equity line of credit	52,324	9.1	48,060	8.7
Auto and leases	46,310	8.1	29,758	5.3
Other	6,934	1.2	6,208	1.1
Residential:
Real estate	131,486	23.0	126,992	22.8
Construction	11,478	2.0	10,060	1.8
Gross loans	571,912	100.0%	556,544	100.0%
Less:
Allowance for loan losses	(9,196)		(9,527)
Unearned lease revenue	(494)		(335)
Net loans	$562,222		$546,682

Loans held-for-sale	$2,480		$1,421

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

Through September 30, 2016, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Net charge-offs were $1.0 million as of September 30, 2016,  $0.7 million as of the year ended December 31, 2015 and $0.5 million as of September 30, 2015.  During the period ended September 30, 2016, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and residential loans.  Compared to September 30, 2015, charge-offs increased by $0.5 million for the first nine months of 2016, of which $0.3 million was taken in the commercial loan portfolio and was mostly related to three large charge-offs to three commercial loans to unrelated borrowers.  The remaining $0.2 million was taken in the consumer and mortgage portfolio across a number of loans. For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.2 million as of September 30, 2016, $9.5 million as of December 31, 2015 and $9.1 million as of September 30, 2015.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2016		December 31, 2015		September 30, 2015

Balance at beginning of period	$9,527		$9,173		$9,173

Charge-offs:
Commercial and industrial	(199)		(25)		(26)
Commercial real estate	(526)		(432)		(357)
Consumer	(356)		(437)		(270)
Residential	(60)		(15)		(9)
Total	(1,141)		(909)		(662)

Recoveries:
Commercial and industrial	39		47		37
Commercial real estate	36		18		17
Consumer	85		95		56
Residential	-		28		28
Total	160		188		138
Net charge-offs	(981)		(721)		(524)
Provision for loan losses	650		1,075		500
Balance at end of period	$9,196		$9,527		$9,149

Allowance for loan losses to total loans	1.61%		1.71%		1.69%
Net charge-offs to average total loans outstanding	0.23%		0.13%		0.13%
Average total loans	$564,051		$534,903		$529,645
Loans 30 - 89 days past due and accruing	$4,074		$3,707		$3,221
Loans 90 days or more past due and accruing	$66		$356		$271
Non-accrual loans	$5,861		$9,003		$4,370
Allowance for loan losses to loans 90 days or more past due and accruing	139.33	x	26.76	x	33.76
Allowance for loan losses to non-accrual loans	1.57	x	1.06	x	2.09	x
Allowance for loan losses to non-performing loans	1.55	x	1.02	x	1.97	x

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

	September 30, 2016		December 31, 2015		September 30, 2015
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,808	35%	$5,014	36%	$4,742	37%
Commercial and industrial	1,131	16	1,336	18	1,455	17
Consumer	1,788	24	1,533	21	1,567	21
Residential real estate	1,357	25	1,407	25	1,384	25
Unallocated	112	-	237	-	1	-
Total	$9,196	100%	$9,527	100%	$9,149	100%

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At September 30, 2016, non-performing assets represented 1.32% of total assets compared with 1.76% as of December 31, 2015, as a result of a reduction in non-accrual loans by $3.1 million and loans over 90 days past due by $0.3 million.  The net reduction in non-accrual loans occurred in the second quarter of 2016 and was primarily the result of the payoff of one large commercial real estate loan for $5.0 million and the addition of two other commercial real estate loans totaling $3.1 million.  These decreases were partially offset by an increase in other real estate owned of $0.7 million for the same period.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015

Loans past due 90 days or more and accruing	$66	$356	$271
Non-accrual loans *	5,861	9,003	4,370
Total non-performing loans	5,927	9,359	4,641
Troubled debt restructurings	2,478	2,423	2,425
Other real estate owned and repossessed assets	1,752	1,074	1,024
Total non-performing assets	$10,157	$12,856	$8,090

Total loans, including loans held-for-sale	$573,898	$557,630	$543,497
Total assets	$770,423	$729,358	$729,208
Non-accrual loans to total loans	1.02%	1.61%	0.80%
Non-performing loans to total loans	1.03%	1.68%	0.85%
Non-performing assets to total assets	1.32%	1.76%	1.11%

* In the table above, the amount includes non-accrual TDRs of $20 thousand as of September 30, 2016 and $0.6 million as of September 30, 2015. There were no non-accrual TDRs as of December 31, 2015.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $3.5 million, or 37%, from $9.4 million at December 31, 2015 to $5.9 million at September 30, 2016.  This decrease is attributed to the payoff of one large non-accrual loan in the commercial real estate portfolio.  At September 30, 2016, the portion of accruing loans that was over 90 days past due totaled $66 thousand and consisted of 2 loans to one borrower, both of which had a balance of $33 thousand.  At December 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.4 million and consisted of eight loans to seven unrelated borrowers ranging from less than $1 thousand to $0.2 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At September 30, 2016, there were 45 loans to 39 unrelated borrowers ranging from less than $1 thousand to $2.4 million in the non-accrual category.  At December 31, 2015, there were 51 loans to 46 unrelated borrowers on non-accrual ranging from less than $1 thousand to $5.1 million.  Non-accrual loans decreased during the period ending September 30, 2016 for the following reasons:  $5.0 million in new non-accrual loans plus capitalized expenditures on these loans were added; $5.4 million were paid down or paid off; $0.6 million were charged off; $1.0 million were transferred to ORE, and $1.1 million was moved back to accrual status.

The composition of non-performing loans as of September 30, 2016 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$93,192	$33	$25	$58	0.06%
Commercial real estate:
Non-owner occupied	95,540	33	1,452	1,485	1.55%
Owner occupied	101,046	-	3,146	3,146	3.11%
Construction	4,786	-	202	202	4.22%
Consumer:
Home equity installment	28,816	-	32	32	0.11%
Home equity line of credit	52,324	-	107	107	0.20%
Auto loans and leases *	45,816	-	39	39	0.09%
Other	6,934	-	6	6	0.09%
Residential:
Real estate	131,486	-	852	852	0.65%
Construction	11,478	-	-	-	-
Loans held-for-sale	2,480	-	-	-	-

Total	$573,898	$66	$5,861	$5,927	1.03%

*Net of unearned lease revenue of $0.5 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of September 30, 2016 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $2.5 million at September 30, 2016, a net increase of $0.1 million, from $2.4 million at December 31, 2015, due to the addition of one home equity line of credit (HELOC) for $0.6 million classified as a TDR during the first quarter of 2016 partially offset by the payoff of a C&I loan categorized as a TDR of $0.5 million during the second quarter of 2016.  The $2.5 million in TDRs as of September 30, 2016, consisted of eight commercial loans (7 CRE and 1 C&I) and one consumer loan (HELOC) to six unrelated borrowers.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the nine months ended September 30, 2016
	Accruing			Non-accruing
	Commercial &	Commercial	Consumer	Commercial
(dollars in thousands)	industrial	real estate	HELOC	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$2,423
Additions	-	4	650	-	654
Transfers	-	(20)	-	20	-
Pay downs / payoffs	(500)	(79)	-	-	(579)
Ending balance	$25	$1,803	$650	$20	$2,498

As of and for the year ended December 31, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	500	1,267	-	1,767
Sold	-	-	(604)	(604)
Pay downs / payoffs	-	(97)	(71)	(168)
Charge offs	-	-	(200)	(200)
Ending balance	$525	$1,898	$-	$2,423

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.8 million at September 30, 2016 and $1.1 million at December 31, 2015.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,074	14	$1,961	12

Additions	1,067	10	466	10
Pay downs	(6)		(1)
Write downs	(46)		(37)
Sold	(337)	(7)	(1,315)	(8)
Balance at end of period	$1,752	17	$1,074	14

As of September 30, 2016, ORE consisted of seventeen properties from fifteen unrelated borrowers totaling $1.8 million.  Seven of these properties ($1.0 million) were added in 2016; four were added in 2015 ($0.2 million); two were added in 2014 ($0.1 million); one was added in 2013 ($0.1 million); two were added in 2012 ($0.3 million); and one was added in 2011 ($0.2 million).  In addition, of the seventeen properties, six ($0.9 million) were either listed for sale or awaiting listing, while the remaining properties (eleven totaling $0.9 million) are either in litigation, awaiting closing, have disposition plans or are undergoing renovations.

There was no other repossessed assets held-for-sale at September 30, 2016 or December 31, 2015.

Other assets

The $2.1 million increase in other assets was due mostly to $2.1 million in higher residual values associated with recording new automobile leases, net of lease disposals, a $0.3 million increase in construction in process, a $0.9 million investment receivable that has not been settled yet and $0.5 million higher prepaid dealer reserve, partially offset by $1.4 million higher net deferred tax liability and $0.3 million less in prepaid expenses.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Money market	$127,070	18.9%	$125,433	20.2%
Interest-bearing checking	169,861	25.3	132,598	21.4
Savings and clubs	119,990	17.9	115,668	18.6
Certificates of deposit	94,757	14.1	104,202	16.8
Total interest-bearing	511,678	76.2	477,901	77.0
Non-interest bearing	160,129	23.8	142,774	23.0
Total deposits	$671,807	100.0%	$620,675	100.0%

Total deposits increased $51.1 million, or 8%, from $620.7 million at December 31, 2015 to $671.8 million at September 30, 2016.  Non-interest bearing and interest-bearing checking accounts contributed the most to the growth increasing by $17.4 million and $37.3 million, respectively.  This $54.7 million in checking account growth was comprised mostly of $22.2 million of public funds, $19.3 million of business accounts, and $11.7 million of personal accounts.  Money market deposits also increased by $1.6 million due to growth in public accounts.  Savings and clubs contributed an additional $4.3 million to the increase in deposits.  These increases were partially offset by a $9.5 million reduction in CDs.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company’s focus of building a relationship of trust with its customers brought a few large deposits into the bank during 2015, with similar expectations for the remainder of 2016.  Although these deposits fluctuate depending on customer needs, the Company plans to continue to form these types of relationships with customers in order to grow the deposit base to fund loan growth and pay down overnight borrowings.  The Company expects asset growth for the last quarter of 2016 funded primarily by growth in deposits.  Transactional deposit and CD growth is projected related to the purchase of a bank branch that is expected to occur during the fourth quarter of 2016 (pending regulatory approval).  Seasonal public deposit fluctuations are expected to partially offset this deposit growth.

Customers’ interest in long-term time deposit products continues to be weak with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continues to decrease; having declined $9.5 million, or 9%, from year-end 2015.  The Company expects CDs to continue to decline for the remainder of 2016.  The Company’s relationship strategy resulted in a successful bid for a large public CD account in the third quarter of 2015, but otherwise the low rate environment has basically enticed customers to vacate the CD marketplace.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives, or reciprocal deposits, from other institutions are considered brokered deposits by regulatory definitions.  As of September 30, 2016 and December 31, 2015, CDARS represented $1.1 million, or less than 1%, and $3.4 million, or 1%, respectively, of total deposits.

The maturity distribution of certificates of deposit at September 30, 2016 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,705	$3,996	$17,021	$20,806	$47,528
CDARS	1,126	-	-	-	1,126
Total CDs of $100,000 or more	6,831	3,996	17,021	20,806	48,654
CDs of less than $100,000	4,997	6,926	10,361	23,819	46,103
Total CDs	$11,828	$10,922	$27,382	$44,625	$94,757

Certificates of deposit of $250,000 or more amounted to $27.6 million and $31.7 million as of September 30, 2016 and December 31, 2015, respectively.

Including CDARS, approximately 13% of the CDs, with a weighted-average interest rate of 0.56%, are scheduled to mature in 2016 and an additional 47%, with a weighted-average interest rate of 0.69%, are scheduled to mature in 2017.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during the fourth quarter of 2016, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings decreased $17.2 million during 2016.  Less borrowing was needed because of growth in deposits during the first nine months of 2016.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$22,289	79.0%
Securities sold under repurchase agreements	10,996	100.0	5,915	21.0
Total	$10,996	100.0%	$28,204	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2016, the Company maintained a one-year cumulative gap of positive (asset sensitive) $72.3 million, or 9%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2016:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$17,791	$-	$-	$13,649	$31,440
Investment securities (1)(2)	5,312	14,591	45,679	64,384	129,966
Loans and leases(2)	197,027	92,449	157,213	118,013	564,702
Fixed and other assets	-	11,346	-	32,969	44,315
Total assets	$220,130	$118,386	$202,892	$229,015	$770,423
Total cumulative assets	$220,130	$338,516	$541,408	$770,423

Non-interest-bearing transaction deposits (3)	$-	$16,029	$44,003	$100,097	$160,129
Interest-bearing transaction deposits (3)	166,605	22,504	153,534	74,278	416,921
Certificates of deposit	11,828	38,304	30,429	14,196	94,757
Repurchase agreements	10,996	-	-	-	10,996
Other liabilities	-	-	-	6,061	6,061
Total liabilities	$189,429	$76,837	$227,966	$194,632	$688,864
Total cumulative liabilities	$189,429	$266,266	$494,232	$688,864

Interest sensitivity gap	$30,701	$41,549	$(25,074)	$34,383
Cumulative gap	$30,701	$72,250	$47,176	$81,559

Cumulative gap to total assets	4.0%	9.4%	6.1%	10.6%
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 2016 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2016 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	6.0%	(1.9)%
Net income	14.7	(4.5)
Economic value at risk:
Economic value of equity	2.3	(28.2)
Economic value of equity as a percent of total assets	0.3	(3.6)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2016, the Company’s risk-based capital ratio was 15.4%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2016, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$27,082	$1,531	6.0%
+100 basis points	26,278	727	2.8
Flat rate	25,551	-	-
-100 basis points	24,979	(572)	(2.2)
-200 basis points	25,061	(490)	(1.9)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of September 30, 2016, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2016, the Company acquired $19.2 million of cash.  During the period, the Company’s operations provided approximately $10.3 million mostly from $19.8 million of net cash inflow from the components of net interest income and $2.5 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $9.4 million, a $0.5 million estimated tax payment and a $2.1 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets and growth in deposits were used to replace maturing and cash runoff of investment securities, reduce short-term borrowings and net dividend payments.  The Company received a large amount of public deposits over the past twelve months.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2015 with the exception of one new branch lease that was signed during the third quarter of 2016.   The Company will begin to expense this operating lease during the fourth quarter of 2016 and lease payments will begin when the new branch begins operations.

During the third quarter of 2016, the Company entered into an agreement to acquire all the deposits, certain loans and fixed assets of a bank branch.  The transaction is expected to close during the fourth quarter of 2016 subject to regulatory review and approval.  As a result of this agreement, the Company expects an increase in deposits during the fourth quarter of 2016 partially offset by seasonal fluctuations of public deposits.

As of September 30, 2016, the Company maintained $31.4 million in cash and cash equivalents and $131.2 million of investments AFS and loans HFS.  Also as of September 30, 2016, the Company had approximately $215.5 million available to borrow from the FHLB, $21.0 million from correspondent banks, $39.8 million from the FRB and $37.8 million from the CDARS program.  The combined total of $476.7 million represented 62% of total assets at September 30, 2016.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2016, total shareholders' equity increased $5.2 million, or 7%, due principally from the $5.7 million in net income added into retained earnings and $1.3 million in after-tax unrealized gains in the Company’s investment portfolio.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.3 million from stock options exercised and stock-based compensation expense from the ESPP and unvested restricted stock and SSARS.  These items were partially offset by $2.1 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings is paid to shareholders, was 37% for the nine months ended September 30, 2016.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2016, the Company reported a net unrealized gain position of $3.5 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.2  million as of December 31, 2015.  The improvement during 2016 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2016, the Company purchased all of the shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of September 30, 2016 and 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

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

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company and the Bank as of September 30, 2016 and December 31, 2015:

							To be well capitalized
			For capital				under prompt corrective
	Actual		adequacy purposes				action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2016

Total capital (to risk-weighted assets)
Consolidated	$85,182	15.4%	≥	$44,381	≥	8.0%		N/A		N/A
Bank	$84,696	15.3%	≥	$44,371	≥	8.0%	≥	$55,464	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$78,102	14.1%	≥	$24,964	≥	4.5%		N/A		N/A
Bank	$77,733	14.0%	≥	$24,959	≥	4.5%	≥	$36,051	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$78,102	14.1%	≥	$45,548	≥	6.0%		N/A		N/A
Bank	$77,733	14.0%	≥	$45,513	≥	6.0%	≥	$60,683	≥	8.0%

Tier I capital (to average assets)
Consolidated	$78,102	10.3%	≥	$30,365	≥	4.0%		N/A		N/A
Bank	$77,733	10.3%	≥	$30,342	≥	4.0%	≥	$37,927	≥	5.0%

As of December 31, 2015:

Total capital (to risk-weighted assets)
Consolidated	$81,074	15.0%	≥	$43,278	≥	8.0%		N/A		N/A
Bank	$80,547	14.9%	≥	$43,306	≥	8.0%	≥	$54,132	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$24,344	≥	4.5%		N/A		N/A
Bank	$73,744	13.6%	≥	$24,360	≥	4.5%	≥	$35,186	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$43,723	≥	6.0%		N/A		N/A
Bank	$73,744	13.6%	≥	$43,635	≥	6.0%	≥	$58,180	≥	8.0%

Tier I capital (to average assets)
Consolidated	$74,163	10.2%	≥	$29,149	≥	4.0%		N/A		N/A
Bank	$73,744	10.1%	≥	$29,090	≥	4.0%	≥	$36,362	≥	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2015 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2016.

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

*10.7 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.8 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.9 2012 Omnibus Stock Incentive Plan.  Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.10 2012 Director Stock Incentive Plan.  Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.11 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and

Eugene J. Walsh, dated June 26, 2015.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2015.

*10.12 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015;  Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: November 8, 2016	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 8, 2016	/s/Salvatore R. DeFrancesco, Jr.
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

10.7 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*

10.8 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*

10.9 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.10 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.	*

10.11 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Eugene J. Walsh, dated June 26, 2015. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2015.

*

10.12 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015;  Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and the Notes to the Consolidated Financial Statements. **

______________________________________

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