Form 10-K
period 2016-12-31
FIDELITY D & D BANCORP INC
filed 2017-03-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $59.7 million as of June 30, 2016, based on the closing price of $32.00.  The number of shares of common stock outstanding as of February 28, 2017, was 2,467,716.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2017 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2016 Annual Report on Form 10-K

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2016 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.    The Company had 167 full-time equivalent employees on December 31, 2016, which includes exempt officers, exempt, non-exempt and part-time employees.

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

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.  The Company’s loan portfolio is comprised principally of residential real estate, consumer, commercial and commercial real estate loans.  The properties underlying the Company’s mortgages are concentrated in Northeastern Pennsylvania.  Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards.  Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties.

During 2016, the national economy continued to improve with the unemployment rate dropping to 4.7% compared to 5.0% at the end of 2015.  Conversely, the unemployment rate in the Company’s local statistical market, Scranton-Wilkes-Barre, creeped up to 5.5%, an increase of  17%, from 4.7% at the end of 2015.  The local economy has been volatile in recent years.    The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers.  In addition, the Company strives to accelerate the property foreclosure process thereby lessening the negative financial impact of foreclosed property ownership.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

The recent change in control of the United States government and issues relating to debt and the deficit may adversely affect the Company.

Due to the Republican Party gaining control of the White House, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Company’s business, financial condition and results of operations.

In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Company invests and receives lines of credit on negative watch and a downgrade of the United States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Company’s financial condition and results of operations.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2016, the Company operated 10 full-service banking offices, of which six were owned and four were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.  We believe each of our facilities is suitable and adequate to meet our current operational needs.

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
(3)

Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building.  A portion of the building was leased to a non-related entity, but the lessee vacated the property during the first quarter of 2016.

During the first quarter of 2016, the Company closed its Eynon branch, but is under contract to make lease payments on this property until 2020.  During 2016, the bank entered into a lease for a new branch in Dallas, Pennsylvania and lease payments will commence when the branch opens for business.

As of December 31, 2016, the Bank maintained four free standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;
•	Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA;
•	Antonio’s Pizza, 45 Luzerne St., West Pittston, PA;
•	511 Scranton Carbondale Highway, Eynon, PA.

Foreclosed assets held-for-sale include other real estate owned (ORE).  The Company had thirteen ORE properties as of December 31, 2016, which stemmed from twelve unrelated borrowers.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.  For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Such over-the-counter prices do not include retail mark-ups, markdowns or commissions:

	2016				2015
	Prices		Dividends		Prices		Dividends
	High	Low	paid		High	Low	paid

1st Quarter	$35.00	$31.00	$0.27		$36.40	$32.00	$0.25
2nd Quarter	$33.17	$31.25	$0.29		$36.00	$33.31	$0.27
3rd Quarter	$36.09	$31.10	$0.29		$35.00	$32.00	$0.27
4th Quarter	$37.75	$33.30	$0.39	*	$38.25	$33.53	$0.37	*

*Includes a regular quarterly cash dividend of $0.29 and $0.27 for the fourth quarters of 2016 and 2015, respectively, and a special cash dividend of $0.10 during both periods.

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

The Company had approximately 1,386 shareholders at December 31, 2016 and 1,386 shareholders as of February 28, 2017.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2012, and ending December 31, 2016.  As of December 31, 2016, the SNL index consisted of 170 banks.  A listing of the banks that comprise the index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank Pink > $500M link at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2011, in each of: the Company’s common stock, the NASDAQ Composite and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
220
200
180
160
140
120
100
Index Value
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Fidelity D & D Bancorp, Inc.
NASDAQ Composite
SNL Bank Pink > $500M

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Fidelity D & D Bancorp, Inc.	100.00	103.59	139.86	180.97	195.61	212.46
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank Pink > $500M	100.00	110.28	134.03	157.12	174.30	203.22

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2016	2015	2014	2013	2012
Total assets	$792,944	$729,358	$676,485	$623,825	$601,525
Total investment securities	130,037	125,232	97,896	97,423	100,730
Net loans and leases	588,130	546,682	506,327	469,216	424,584
Loans held-for-sale	2,854	1,421	1,161	917	10,545
Total deposits	703,459	620,675	586,944	529,698	514,660
Short-term borrowings	4,223	28,204	3,969	8,642	8,056
Long-term debt	-	-	10,000	16,000	16,000
Total shareholders' equity	80,631	76,351	72,219	66,060	58,946

Operating data for the year ended:
Total interest income	$27,495	$26,014	$24,844	$23,853	$23,994
Total interest expense	2,358	2,529	2,917	2,968	3,354
Net interest income	25,137	23,485	21,927	20,885	20,640
Provision for loan losses	1,025	1,075	1,060	2,550	3,250
Net interest income after provision for loan losses	24,112	22,410	20,867	18,335	17,390
Other-than-temporary impairment	-	-	-	-	(136)
Other income	8,005	7,533	7,354	10,541	7,788
Other operating expense	21,655	21,022	19,703	19,119	18,581
Income before income taxes	10,462	8,921	8,518	9,757	6,461
Provision for income taxes	2,769	1,818	2,166	2,635	1,559
Net income	$7,693	$7,103	$6,352	$7,122	$4,902

Per share data:
Net income per share, basic	$3.14	$2.91	$2.63	$3.03	$2.14
Net income per share, diluted	$3.13	$2.90	$2.62	$3.02	$2.14
Dividends declared	$3,061	$2,844	$2,667	$2,602	$2,283
Dividends per share	$1.24	$1.16	$1.10	$1.10	$1.00
Book value per share	$32.86	$31.25	$29.75	$27.62	$25.37
Weighted-average shares outstanding	2,453,005	2,439,124	2,412,962	2,353,056	2,286,233
Shares outstanding	2,453,805	2,443,405	2,427,767	2,391,617	2,323,248

Ratios:
Return on average assets	1.02%	1.00%	0.96%	1.15%	0.81%
Return on average equity	9.64%	9.55%	9.12%	11.70%	8.62%
Net interest margin	3.72%	3.70%	3.75%	3.80%	3.80%
Efficiency ratio	63.09%	64.40%	64.88%	64.99%	63.40%
Expense ratio	1.80%	1.86%	1.89%	1.87%	1.78%
Allowance for loan losses to loans	1.57%	1.71%	1.78%	1.87%	2.07%
Dividend payout ratio	39.79%	40.04%	41.99%	36.54%	46.56%
Equity to assets	10.17%	10.47%	10.68%	10.59%	9.80%
Equity to deposits	11.46%	12.30%	12.30%	12.47%	11.45%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2016 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2016 and 2015 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Comparison of Financial Condition as of December 31, 2016

and 2015 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 5.0% at December 31, 2015 to 4.7% at December 31, 2016, which is considered the natural unemployment rate by many analysts.    However, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) ticked up in December 2016 after hitting its lowest level since 2007 at the end of 2015.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2016 was 5.5%, an increase of 0.8 percentage points from 4.7% at December 31, 2015.  The number of unemployed increased 18% which drove up the unemployment rate.  The median home values in the region increased 1.2% from a year ago, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to grow 1.9% during 2017.  For 2017, there is considerable uncertainty about the economic effects of the legislative agenda of the Trump administration and the Republican-controlled Congress, coupled with the affects international pressures could have on the U.S. economy.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During 2016, the Company’s assets grew by 9% from deposit growth and retained net earnings, both of which were used to fund growth in the loan and securities portfolios and pay off short-term borrowings.  In 2017, we expect to continue to grow all facets of loans, however concentrated  mostly within the commercial and consumer portfolios with funding provided primarily by deposit growth supplemented by short-term borrowings when necessary.  We expect to grow the investment portfolio weighted heavier in mortgage-backed securities - an interest rate risk strategy in the event rates continue to rise.  The cash flow from these securities will provide liquidity to reinvest in higher yielding assets.  Funding will be provided from available borrowing capacity, cash on hand, deposits and operations.  In addition, significant public fund deposit growth during 2017 may require more investment purchases than planned.

Branch managers, relationship bankers, mortgage originators and our business service partners are all focused on developing a mutually profitable full banking relationship.  We understand our market, offer products and services along with financial advice that is appropriate for our community, clients and prospects.  Our mission of being a trusted financial advisor is top of mind and the processes that we have established  are driven by this concept.  The Company and its experienced bankers continue to focus on the trusted financial advisor model by utilizing the team approach by individuals that are fully engaged and dedicated.

Non-performing assets represented 1.33% of total assets as of December 31, 2016, down from 1.76% at the prior year end.  Non-performing assets were lower during 2016 mostly due to less non-accrual loans and accruing TDRs.  For 2017, we expect an increase in non-accrual loans and foreclosures as we continue to operate in a volatile economic environment.

We generated $7.7 million in net income in 2016,  up $0.6 million from $7.1 million in 2015.  In 2016, our larger and better positioned balance sheet contributed to the success of our earnings performance combined with lower debt.  The 2017 focus is to manage net interest income after years of a sustained low interest rate environment through a slowly rising rate environment by maintaining a reasonable spread.  Rate increases began in December 2015 with a 25 basis point rate hike but with stagnant inflation, uncertain world events and a presidential election, another 25 basis point rate hike in the target federal funds rate didn’t occur until December 2016.  From a financial condition and performance perspective, our mission for 2017 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our business services and to improve credit risk at tolerable levels thereby improving overall asset quality.

Finally, we closed the Eynon branch during the first quarter of 2016. Since the service area of the Peckville branch covered much of Eynon’s service area, there was an opportunity to realize an improved cost structure with minimal disruption to customers. The cost savings was reallocated to help expand our branch network into Luzerne County where we expect to open a new branch during the fourth quarter of 2017.

For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Although we expect interest rates to rise, we anticipate net interest margin to decline in 2017.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points during December 2016.  The move represented only the second hike in rates by the FOMC in nearly a decade and expectations are for short-term rates to rise gradually throughout 2017, potentially pressuring deposit rate pricing.  The U.S. Treasury yield curve is expected to mildly flatten over 2017.  Growth in all loan sectors at prudent loan pricing should mitigate the projected increase in interest expense from higher deposit and borrowing rates and help maintain an acceptable interest rate margin during 2017 and beyond.

Financial Condition

Consolidated assets increased $63.6 million, or 9%, to $792.9 million as of December 31, 2016  from $729.3 million at December 31, 2015.  The increase in assets occurred predominantly in the loan portfolio and to a lesser extent the investment portfolio utilizing available cash balances along with growth in deposits of $82.8 million and $4.6 million in retained earnings, net of dividends declared.  The growth in deposits also allowed the Company to pay down $24.0 million in short-term borrowings during 2016.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2016	%	2015	%	2014	%
Cash and cash equivalents	$25,843	3.3%	$12,277	1.7%	$25,851	3.8%
Investment securities	130,037	16.4	125,232	17.2	97,896	14.5
Federal Home Loan Bank stock	2,606	0.3	2,120	0.3	1,306	0.2
Loans and leases, net	590,984	74.5	548,103	75.1	507,488	75.0
Bank premises and equipment	17,164	2.2	16,723	2.3	14,846	2.2
Life insurance cash surrender value	11,435	1.4	11,082	1.5	10,741	1.6
Other assets	14,875	1.9	13,821	1.9	18,357	2.7
Total assets	$792,944	100.0%	$729,358	100.0%	$676,485	100.0%

Liabilities:
Total deposits	$703,459	88.7%	$620,675	85.0%	$586,944	86.7%
Short-term borrowings	4,223	0.5	28,204	3.9	3,969	0.6
Long-term debt	-	-	-	-	10,000	1.5
Other liabilities	4,631	0.6	4,128	0.6	3,353	0.5
Total liabilities	712,313	89.8	653,007	89.5	604,266	89.3
Shareholders' equity	80,631	10.2	76,351	10.5	72,219	10.7
Total liabilities and shareholders' equity	$792,944	100.0%	$729,358	100.0%	$676,485	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		Other
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	borrowings	%

2016	$63,586	9	$62,612	9	$82,784	13	$(23,981)	(85)	$-	-
2015	52,873	8	50,304	8	33,731	6	24,235	611	(10,000)	(100)
2014	52,660	8	52,213	9	57,246	11	(4,673)	(54)	(6,000)	(38)
2013	22,300	4	30,087	6	15,038	3	586	7	-	-
2012	(5,217)	(1)	(1,690)	-	(1,142)	-	(1,451)	(15)	(5,000)	(24)

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

The following table represents the components of total deposits as of December 31:

	2016		2015
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$161,563	23.0%	$132,598	21.4%
Savings and clubs	120,512	17.1	115,668	18.6
Money market	117,478	16.7	125,433	20.2
Certificates of deposit	92,753	13.2	104,202	16.8
Total interest-bearing	492,306	70.0	477,901	77.0
Non-interest bearing	211,153	30.0	142,774	23.0
Total deposits	$703,459	100.0%	$620,675	100.0%

Total deposits increased $82.8 million, or 13%, from $620.7 million at December 31, 2015 to $703.5 million at December 31, 2016.  A large portion of this increase was from a  $48.7 million non-interest bearing temporary deposit received at year end and transferred to a trust escrow account in January.  The remaining $34.1 million came from $19.7 million growth in non-interest-bearing deposits, an additional $29.0 million in interest-bearing checking and $4.8 million more savings and clubs, partially offset by $8.0 million less in money market accounts and an $11.4 million decline in CDs.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company expects asset growth for 2017 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Transactional deposit and CD growth is projected as a result of our relationship strategy complimented by the purchase of a bank branch that is expected to occur during the first quarter of 2017.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products continues to be weak with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continues to decrease; having declined $11.4 million, or 11%, from year-end 2015.  The Company expects CDs to increase 14% in 2017 mostly as a result of the Company’s acquisition of all of the deposits of a bank branch.  The Company’s relationship strategy resulted in a successful bid for over $10 million in public CDs to one customer in the third quarter of 2015, but otherwise the low rate environment has basically enticed customers to vacate the CD marketplace.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of December 31, 2016 and 2015, CDARS represented $1.1 million, or less than 1%, and $3.4 million, or 1%, respectively, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2016 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$3,939	$4,721	$18,861	$18,790	$46,311
CDARS	-	-	1,132	-	1,132
Total CDs of $100,000 or more	3,939	4,721	19,993	18,790	47,443
CDs of less than $100,000	6,932	5,982	9,601	22,795	45,310
Total CDs	$10,871	$10,703	$29,594	$41,585	$92,753

Including CDARS, approximately 55% of the CDs, with a weighted-average interest rate of 0.67%, are scheduled to mature in 2017 and an additional 16%, with a weighted-average interest rate of 0.94%, are scheduled to mature in 2018.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth other than from the branch purchase during 2017, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2016	2015

Overnight borrowings	$-	$22,289
Securities sold under repurchase agreements	4,223	5,915
Total	$4,223	$28,204

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings decreased $24.0 million during 2016.  Less borrowing was needed because of growth in deposits during 2016.  A $48.7 million temporary deposit at the end of 2016 prevented the Company from having to use overnight borrowings at year-end.  Short-term borrowings are expected to increase in 2017 to fund asset growth above deposit balance growth.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Long-term debt

As of December 31, 2016 and 2015, the Company had no long-term debt.  At the end of the second quarter of 2015, the Company paid off its long-term debt, due to its high interest rate relative to other available borrowing sources, and incurred a $0.6 million prepayment fee.  As of December 31, 2016, the Company had the ability to borrow an additional $194.3 million from the FHLB.  During the first quarter of 2017, the Company borrowed $10 million from the FHLB maturing in 2 years to fund investment security purchases.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  All of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of December 31, 2016, the carrying value of investment securities amounted to $130.0 million, or 16% of total assets, compared to $125.2 million, or 17% of total assets, at December 31, 2015.  On December 31, 2016, 55% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2016.  The AFS securities were recorded with a net unrealized gain of $2.1 million as of December 31, 2016 compared to a net unrealized gain of $3.3 million as of December 31, 2015, or a net reduction of $1.2 million during 2016.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of December 31, 2016, the Company had $103.0 million in public deposits, or 15% of total deposits.  These public deposits require the Company to maintain pledged securities.  As of December 31, 2016, the balance of pledged securities required for deposit and repurchase agreement accounts was $119.5 million, of which approximately $18 million was pledged for a temporary deposit and was reduced immediately after year end.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the years ended December 31, 2016 and 2015, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2016, the carrying value of total investments increased $4.8 million, or 4%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.    During the first quarter of 2017, the Company purchased approximately $20 million of securities, primarily MBS - GSE residential, funded by $10 million in debt maturing in two years and another $10 million in borrowings laddered out from six months to one year matching a spread expected to produce a suitable after-tax return.

A comparison of total investment securities as of December 31 follows:

	2016		2015
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$70,937	54.5%	$69,415	55.4%
State & municipal subdivisions	40,191	30.9	36,885	29.5
Agency - GSE	18,276	14.1	18,386	14.7
Equity securities - financial services	633	0.5	546	0.4
Total	$130,037	100.0%	$125,232	100.0%

As of December 31, 2016, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2016 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$2,363	3.85%	$5,259	3.59%	$63,315	3.41%	$70,937	3.44%
State & municipal subdivisions	-	-	-	-	1,794	5.96	38,397	5.18	40,191	5.21
Agency - GSE	4,017	1.17	14,259	1.46	-	-	-	-	18,276	1.39
Total debt securities	$4,017	1.17%	$16,622	1.79%	$7,053	4.17%	$101,712	4.06%	$129,404	3.68%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $54 thousand and $123 thousand for the years ended December 31, 2016 and 2015, respectively.  The reason for the decrease was the Company received a $57 thousand one-time special dividend during the first quarter of 2015.  The balance in FHLB stock was $2.6 million and $2.1 million as of December 31, 2016 and 2015, respectively.  During 2017, the balance of FHLB stock is expected to increase to support anticipated borrowing activities.

Loans and leases

In 2016, the $41.4 million, or 7%, growth in gross loans and leases came from the residential mortgage and consumer lending categories.  Consumer loan growth contributed the most to the growth in the loan portfolio from an increase in auto loans.  We anticipate modest 7.1% overall portfolio growth for 2017.

In 2016, the Company originated $25.2 million of commercial and industrial loans and $19.4 million of commercial real estate loans compared to $28.7 million and $11.1 million, respectively, net of loan participations in 2015.  Also, during 2016, the Company originated $68.8 million of residential real estate loans compared to $61.9 million in 2015.  Included in mortgage loans were $12.7 million of residential real estate construction lines in 2016 and $10.9 million in 2015.  In 2016, the Company originated $52.1 million of consumer loans compared to $25.0 million in 2015.  Of the consumer loan originations, $42.6 million were dealer loans in the auto loans and leases portfolio in 2016 compared to $14.2 million in 2015.  In addition for 2016, the Company had originations of lines of credit in the amounts of $91.5 million for commercial borrowers and $17.2 million in home equity and other consumer lines of credit.

Commercial and industrial and commercial real estate

Compared to year-end 2015, the commercial and industrial (C&I) loan portfolio decreased $4.2 million, or 4%, from $102.7 million to $98.5 million and the commercial real estate (CRE) loan portfolio increased $2.4 million, or 1%, from $201.9 million to $204.3 million as of  December 31, 2016.  This portfolio experienced strong origination activity during 2016 despite a modest net decrease of $1.8 million, or 1%,  which was the result of the expected payoffs of several large credit facilities, as well as several larger credits that were not funded at year end.    For 2017, we expect up to approximately $8 million in advances on these credit facilities that closed in 2016.

We anticipate 4% growth in the commercial loan portfolio during 2017.  The Company will remain dedicated to a teamwork approach, utilizing the knowledge of our relationship managers and branch personnel to grow existing relationships and targeting new prospects.

Consumer

The consumer loan portfolio grew $35.3 million, or 31%, from $114.9 million at December 31, 2015 to $150.2 million at December 31, 2016.  Growth in the portfolio was primarily driven by a $27.1 million increase in auto loans and leases.  Auto loan and lease growth was the result of a focused effort to grow this line of business.  Additionally, a slight reduction in home equity installment loans outstanding was more than offset by growth in home equity lines of credit and other consumer loan products.

Residential

The residential loan portfolio grew $7.9 million, or 6%, from $137.1 million at December 31, 2015  to $145.0 million at December 31, 2016.  The Company’s mortgage loan modification program which offered refinancing to qualified customers generated approximately $10 million and lifted the held to maturity portfolio which grew $7.5 million, or 6%, from $127.0 million at December 31, 2015 to $134.5 million at December 31, 2016.

A comparison of domestic loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$98,477	16.5%	$102,653	18.4%	$80,301	15.6%	$74,551	15.6%	$65,110	15.0%
Commercial real estate:
Non-owner occupied	93,364	15.6	95,745	17.2	94,771	18.4	89,255	18.7	81,998	18.9
Owner occupied	106,960	17.8	101,652	18.3	95,780	18.5	86,294	18.0	80,509	18.6
Construction	3,987	0.7	4,481	0.8	5,911	1.1	10,765	2.2	10,679	2.5
Consumer:
Home equity installment	28,466	4.8	30,935	5.6	32,819	6.4	34,480	7.2	32,828	7.6
Home equity line of credit	51,609	8.6	48,060	8.7	42,188	8.2	36,836	7.7	34,169	7.9
Auto and leases	56,841	9.5	29,758	5.3	27,972	5.4	22,261	4.7	17,411	4.0
Other	13,301	2.2	6,208	1.1	6,501	1.3	5,205	1.1	6,139	1.4
Residential:
Real estate	134,475	22.5	126,992	22.8	119,154	23.1	110,365	23.1	96,765	22.3
Construction	10,496	1.8	10,060	1.8	10,298	2.0	8,188	1.7	7,948	1.8
Gross loans	597,976	100.0%	556,544	100.0%	515,695	100.0%	478,200	100.0%	433,556	100.0%
Less:
Allowance for loan losses	(9,364)		(9,527)		(9,173)		(8,928)		(8,972)
Unearned lease revenue	(482)		(335)		(195)		(56)		-
Net loans	$588,130		$546,682		$506,327		$469,216		$424,584

Loans held-for-sale	$2,854		$1,421		$1,161		$917		$10,545

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2016.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$20,860	$29,702	$47,915	$98,477
Commercial real estate	22,639	84,317	93,368	200,324
Commercial real estate construction *	3,987	-	-	3,987
Residential real estate construction *	10,496	-	-	10,496
Total	$57,982	$114,019	$141,283	$313,284
*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2016:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$8,594	$37,067	$45,661
Variable interest rate	105,425	104,216	209,641
Total	$114,019	$141,283	$255,302

Non-refundable fees and costs associated with all loan originations are deferred.  Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2016, approximately 73% of the total loan portfolio was secured by real estate, down slightly from 76% as of December 31, 2015.  The Company considers this segment concentration to be normal.  The banking industry is affected by general economic conditions including, among other things, the effects of real estate values.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for all loan types and ensuring mortgage lending adheres to standards of secondary market compliance.

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

As of December 31, 2016 and 2015, loans HFS consisted of residential mortgages with carrying amounts of $2.9 million and $1.4 million, respectively, which approximated their fair values.  During the year ended December 31, 2016, residential mortgage loans with principal balances of $51.3 million were sold into the secondary market and the Company recognized net gains of $1.0 million, compared to $47.3 million and $1.0 million, respectively during the year ended December 31, 2015.  During 2015, the Company also sold five SBA guaranteed loans and recognized net gains on these sales of $0.2 million.  The Company did not sell any SBA guaranteed loans in 2016.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At December 31, 2016 and 2015, the servicing portfolio balance of sold residential mortgage loans was $285.2 million and $269.5 million, respectively.  At December 31, 2016 and 2015, the servicing portfolio balance of sold SBA loans was $4.1  million and $4.4 million, respectively.

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;
•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

•	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
•	application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation;
•	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, and/or current economic conditions.

Through December 31, 2016, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Net charge-offs were $1.2 million as of the year ended December 31, 2016, $0.7 million as of the year ended December 31, 2015 and $0.8 million as of December 31, 2014.  During the year ended December 31, 2016, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and residential loans.  Compared to December 31, 2015, charge-offs increased by $0.5 million for the twelve months of 2016, of which $0.4 million was taken in the commercial loan portfolio and was mostly related to three large charge-offs to three commercial loans to unrelated borrowers.  The remaining $0.1 million was taken in the consumer and mortgage portfolios across a number of loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.4 million as of December 31, 2016, $9.5 million as of December 31, 2015 and $9.2 million as of December 31, 2014.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2016		2015		2014		2013		2012

Balance at beginning of period	$9,527		$9,173		$8,928		$8,972		$8,108

Charge-offs:
Commercial and industrial	(224)		(25)		(309)		(56)		(185)
Commercial real estate	(592)		(432)		(239)		(2,091)		(1,335)
Consumer	(504)		(437)		(361)		(400)		(737)
Residential	(60)		(15)		(93)		(218)		(231)
Total	(1,380)		(909)		(1,002)		(2,765)		(2,488)

Recoveries:
Commercial and industrial	55		47		32		30		26
Commercial real estate	37		18		91		30		46
Consumer	100		95		30		110		30
Residential	-		28		34		1		-
Total	192		188		187		171		102
Net charge-offs	(1,188)		(721)		(815)		(2,594)		(2,386)
Provision for loan losses	1,025		1,075		1,060		2,550		3,250
Balance at end of period	$9,364		$9,527		$9,173		$8,928		$8,972

Allowance for loan losses to total loans	1.57%		1.71%		1.78%		1.87%		2.07%
Net charge-offs to average total loans outstanding	0.21%		0.13%		0.16%		0.56%		0.56%
Average total loans	$568,953		$534,903		$495,758		$461,539		$426,636
Loans 30 - 89 days past due and accruing	$2,241		$3,707		$3,932		$5,268		$2,920
Loans 90 days or more past due and accruing	$19		$356		$1,060		$155		$1,723
Non-accrual loans	$7,370		$9,003		$4,215		$5,668		$12,121
Allowance for loan losses to loans 90 days or more past due and accruing	492.84	x	26.76	x	8.65	x	57.60	x	5.21	x
Allowance for loan losses to non-accrual loans	1.27	x	1.06	x	2.18	x	1.58	x	0.74	x
Allowance for loan losses to non-performing loans	1.27	x	1.02	x	1.74	x	1.53	x	0.65	x

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

	2016		2015		2014		2013		2012
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,706	34%	$5,014	36%	$4,672	38%	$4,253	39%	$4,908	40%
Commercial and industrial	1,075	17	1,336	18	1,052	16	944	15	922	15
Consumer	1,834	25	1,533	21	1,519	21	1,482	21	1,639	21
Residential real estate	1,622	24	1,407	25	1,316	25	1,613	25	1,503	24
Unallocated	127	-	237	-	614	-	636	-	-	-
Total	$9,364	100%	$9,527	100%	$9,173	100%	$8,928	100%	$8,972	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 61.7%, or $5.8 million, of the total allowance for loan losses at December 31, 2016, which represents a 4.9 percentage point decrease from December 31, 2015. The decrease in the commercial real estate and commercial and industrial allocation from December 31, 2015 to December 31, 2016 was mostly related to the payoff of one large commercial non-owner occupied real estate loan into the non-accrual category.  The allocation to the consumer and mortgage categories of loans increased by $0.3 million and $0.2 million as of December 31, 2016, respectively.  These increases were mostly related to the movement of one large HELOC and one large residential loan into the non-accrual category in the fourth quarter of 2016.  However, management views this allocation as adequate compared to the actual historical net charge-offs and qualitative adjustments.  The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  Management provided the amount to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At December 31, 2016, non-performing assets represented 1.33% of total assets compared with 1.76% as of December 31, 2015, as a result of a reduction in non-accrual loans by $1.6 million, accruing TDRs by $0.6 million and loans over 90 days past due and accruing by $0.3 million.  The net reduction in non-accrual loans occurred in the second quarter of 2016 and was primarily the result of the payoff of one large commercial real estate loan for $5.0 million and the addition of two other commercial real estate loans totaling $3.1 million.  These decreases were partially offset by an increase in other real estate owned of $0.2 million for the same period.  Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2016	2015	2014	2013	2012

Loans past due 90 days or more and accruing	$19	$356	$1,060	$155	$1,723
Non-accrual loans *	7,370	9,003	4,215	5,668	12,121
Total non-performing loans	7,389	9,359	5,275	5,823	13,844
Troubled debt restructurings	1,823	2,423	753	1,045	1,103
Other real estate owned and repossessed assets	1,306	1,074	1,972	2,086	1,607
Non-accrual securities	-	-	-	-	1,132
Total non-performing assets	$10,518	$12,856	$8,000	$8,954	$17,686

Total loans, including loans held-for-sale	$600,348	$557,630	$516,661	$479,061	$444,101
Total assets	$792,944	$729,358	$676,485	$623,825	$601,525
Non-accrual loans to total loans	1.23%	1.61%	0.82%	1.18%	2.73%
Non-performing loans to total loans	1.23%	1.68%	1.02%	1.22%	3.12%
Non-performing assets to total assets	1.33%	1.76%	1.18%	1.44%	2.94%

*  In the table above, the amount includes non-accrual TDRs of $1.5 million, $0.9 million, $1.0 million and $1.1 million as of 2016, 2014, 2013 and 2012, respectively.  There were no non-accrual TDRs as of December 31, 2015.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $2.0 million, or 21%, from $9.4 million at December 31, 2015 to $7.4 million at December 31, 2016.  This decrease is attributed to the payoff of one large non-accrual loan in the commercial real estate portfolio.  At December 31, 2016, the portion of accruing loans that was over 90 days past due totaled $19 thousand and consisted of 4 auto loans with recourse to four unrelated borrowers, ranging from $1 thousand to $9 thousand.  At December 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.4 million and consisted of eight loans to seven unrelated borrowers ranging from less than $1 thousand to $0.2 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At December 31, 2016, there were 46 loans to 39 unrelated borrowers ranging from less than $1 thousand to $2.3 million in the non-accrual category.  At December 31, 2015, there were 51 loans to 46 unrelated borrowers on non-accrual ranging from less than $1 thousand to $5.1 million.  Non-accrual loans decreased during the twelve month period ending December 31, 2016 for the following reasons:  $7.2 million in new non-accrual loans plus capitalized expenditures on these loans were added; $5.8 million were paid down or paid off; $0.6 million were charged off; $1.0 million were transferred to ORE, and $1.4 million was moved back to accrual status.

The composition of non-performing loans as of December 31, 2016  is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$98,477	$-	$11	$11	0.01%
Commercial real estate:
Non-owner occupied	93,364	-	1,407	1,407	1.51%
Owner occupied	106,960	-	3,078	3,078	2.88%
Construction	3,987	-	193	193	4.84%
Consumer:
Home equity installment	28,466	-	31	31	0.11%
Home equity line of credit	51,609	-	737	737	1.43%
Auto loans and leases *	56,359	19	25	44	0.08%
Other	13,301	-	6	6	0.05%
Residential:
Real estate	134,475	-	1,882	1,882	1.40%
Construction	10,496	-	-	-	-
Loans held-for-sale	2,854	-	-	-	-

Total	$600,348	$19	$7,370	$7,389	1.23%

*Net of unearned lease revenue of $0.5 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of December 31, 2016 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.1 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $3.4 million at December 31, 2016, a net increase of $1.0 million, from $2.4 million at December 31, 2015, due to the addition of one home equity line of credit (HELOC) for $0.6 million and a residential real estate loan totaling $0.9 million, partially offset by the payoff of a C&I loan categorized as a TDR of $0.5 million.  The $3.4 million in TDRs as of December 31, 2016, consisted of seven commercial loans (6 CRE and 1 C&I), one residential mortgage and one consumer loan (HELOC) to six unrelated borrowers.  As of December 31, 2016, two TDRs, the residential mortgage and the HELOC, were on non-accrual.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2016
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	-	$2,423
Additions	-	4	650	-	881	1,535
Transfers	-	(20)	-	20	-	-
Pay downs / payoffs	(500)	(84)	-	-	-	(584)
Charge offs	-	-	-	(20)	-	(20)
Ending balance	$25	$1,798	$650	$-	881	$3,354

As of and for the year ended December 31, 2015
	Accruing		Non-accruing
	Commercial &	Commercial	Commercial
(dollars in thousands)	industrial	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$728	$875	$1,628
Additions	500	1,267	-	1,767
Sold	-	-	(604)	(604)
Pay downs / payoffs	-	(97)	(71)	(168)
Charge offs	-	-	(200)	(200)
Ending balance	$525	$1,898	$-	$2,423

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.3 million at December 31, 2016 and $1.1 million at December 31, 2015.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2016		2015
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,074	14	$1,961	12

Additions	1,056	11	466	10
Pay downs	(18)		(1)
Write downs	(80)		(37)
Sold	(734)	(12)	(1,315)	(8)
Balance at end of period	$1,298	13	$1,074	14

As of December 31, 2016, ORE consisted of thirteen properties from twelve unrelated borrowers totaling $1.3 million.  Five of these properties ($0.8 million) were added in 2016; three were added in 2015 ($0.2 million); two were added in 2014 ($0.1 million); one was added in 2013 ($0.1 million); one was added in 2012 ($100); and one was added in 2011 ($0.1 million).  In addition, of the thirteen properties, two ($0.2 million) had a signed sales agreement, four ($0.7 million) were listed for sale, and one ($0.2 million) was being shown to interested parties while the remaining properties (six totaling $0.2 million) are either in litigation, being prepared for auction, in the process of eviction or disposal, or being prepared to be listed for sale.

As of December 31, 2016, the Company acquired one other repossessed assets held-for-sale, with a balance of $8 thousand. There were no other repossessed assets held-for-sale at December 31, 2015.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  Given the regulatory capital capacity to support carrying additional BOLI along with expected rising costs and added employee benefit program, the Company’s Board of Directors approved the purchase of up to $8.0 million in additional BOLI during the first quarter of 2017.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment increased $0.4 million during 2016.  Additions of $1.8 million were partially offset by $1.4 million more depreciation expense.  The additions were primarily due to renovations to the Kingston branch. The higher depreciation expense was the result of a full year of depreciation for a new branch and renovations to an existing branch which were completed during the second quarter of 2015.  In 2017, we expect premises and equipment to increase by $1.8 million, net of depreciation, primarily due to the building of a new Dallas branch scheduled for completion during the fourth quarter.

Other assets

The $0.8 million increase in other assets was due mostly to $2.1 million in higher residual values associated with recording new automobile leases, net of lease disposals and a $0.8 million higher prepaid dealer reserve, partially offset by $1.6 million higher net deferred tax liability, $0.3 million less in construction in process and $0.2 million less in prepaid expenses.

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

Overview

For the year ended December 31, 2016, the Company generated net income of $7.7 million, or $3.13 per diluted share, compared to $7.1 million, or $2.90 per diluted share, for the year ended December 31, 2015.    The $0.6 million, or 8%, increase in net income stemmed from $1.7 million more net interest income and $0.5 million in additional non-interest income which more than offset a $0.6 million rise in non-interest expenses.

For the year ended December 31, 2016, return on average assets (ROA) and  return on average shareholders’ equity (ROE) were 1.02% and 9.64%, respectively, compared to 1.00% and 9.55% for the same period in 2015.    The increase in ROA and ROE was caused by net income growth during 2016.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $1.7 million, or 7%, from $23.4 million for the year ended December 31, 2015 to $25.1 million for the year ended December 31, 2016, with higher interest income and lower interest expense combining for the net increase.  Total average interest-earning assets increased $42.9 million and helped offset the negative impact of a three basis point net reduction in earning asset yields resulting in $1.5 million of growth in interest income.  In the loan portfolio, the Company experienced average balance growth of $34.1 million, which had the effect of producing $1.5 million of interest income, more than offsetting the $0.5 million negative impact of an eight basis point lower yield earned thereon.  Although all loan portfolios showed more interest income from growth, the mortgage and commercial loan portfolios made the biggest impact.  In the investment portfolio, an increase in the average balances and yields of mortgage-backed securities produced $0.5 million in additional interest income which was partially offset by a $0.1 million decrease in other investments from a special dividend from the FHLB that was received in 2015.  On the liability side, total interest-bearing liabilities grew $22.4 million on average but a five basis point decline in the rates paid offset the impact of this growth.  The reduction in average rate paid was  due to the $10 million payoff of long- term debt carrying an interest rate of 5.26% during 2015 which reduced interest expense from borrowings by $0.2 million.  These borrowings were replaced by lower-costing deposits which had $29.2 million higher average balances resulting in $0.1 million added interest expense.  Interest expense increased from growth in interest-bearing checking and money market accounts mostly due to higher average balances from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular CDs, and contractual and negotiated rates.

The fully-taxable equivalent (FTE) net interest rate spread and margin both increased by two basis points for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase in the spread was due to a five basis point reduction in rates paid on interest-bearing liabilities due to the payoff of long-term debt which was enough to offset the three basis point lower yields earned on interest-earning assets.  Net interest margin improved because net interest income increased on a larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, declined five basis points for the year ended December 31, 2016 compared to the same period in 2015.  The principal reason for the decrease was the payoff of long-term debt and growth in average non-interest bearing deposits.

During 2017, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may continue to experience compression.  However for 2017, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate upward only once in both 2015 and 2016, but it had a minimal effect on rates paid on funding sources.  The focus for 2017 is to manage net interest income after years of a sustained low interest rate environment by maintaining a reasonable spread.  Interest expense is projected to increase for 2017 from growth in deposits and borrowings and an increase in the rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 46 basis points for the year ended December 31, 2016 or five basis points lower than the cost for the year ended December 31, 2015.  The decline in the rate paid on borrowings was the reason for the reduction.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact.  Interest rates along the treasury yield curve have been volatile with relative stability existing only at the short end.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points at the end of 2016.  If rates continue to rise in 2017, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest – earning assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was adjusted to a tax-equivalent basis, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $0.5 million in 2016, $0.4  million in 2015 and $0.3 million in 2014, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2016			2015			2014
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$12,489	$67	0.53%	$9,961	$26	0.27%	$10,074	$26	0.26%
Investments:
Agency - GSE	18,279	237	1.29	17,779	227	1.27	16,321	233	1.43
MBS - GSE residential	69,437	1,472	2.12	63,964	953	1.49	52,903	855	1.62
State and municipal (nontaxable)	35,776	2,010	5.62	35,370	2,040	5.77	33,839	2,011	5.94
Other	1,686	83	4.93	1,687	150	8.89	2,571	120	4.67
Total investments	125,178	3,802	3.04	118,800	3,370	2.84	105,634	3,219	3.05
Loans and leases:
Commercial and commercial real estate (taxable)	275,214	12,235	4.45	264,127	11,844	4.48	251,922	11,604	4.61
Commercial and commercial real estate (nontaxable)	26,244	1,141	4.35	22,199	992	4.47	15,810	816	5.16
Consumer	74,482	3,828	5.14	67,623	3,760	5.56	65,460	3,661	5.59
Residential real estate	193,013	7,546	3.91	180,954	7,106	3.93	162,566	6,534	4.02
Total loans and leases	568,953	24,750	4.35	534,903	23,702	4.43	495,758	22,615	4.56
Federal funds sold	-	-	-	103	-	0.26	221	1	0.26
Total interest-earning assets	706,620	28,619	4.05%	663,767	27,098	4.08%	611,687	25,861	4.23%
Non-interest earning assets	49,226			49,075			49,172
Total assets	$755,846			$712,842			$660,859
							-
Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Savings	$118,097	$148	0.13%	$113,394	$200	0.18%	$111,676	$216	0.19%
Interest-bearing checking	157,324	483	0.31	131,004	315	0.24	107,063	196	0.18
MMDA	130,017	818	0.63	121,921	764	0.63	97,162	568	0.58
CDs < $100,000	49,105	377	0.77	59,804	464	0.78	66,871	603	0.90
CDs > $100,000	48,938	480	0.98	48,039	490	1.02	41,130	450	1.09
Clubs	1,598	3	0.18	1,692	3	0.19	1,615	3	0.16
Total interest-bearing deposits	505,079	2,309	0.46	475,854	2,236	0.47	425,517	2,036	0.48
Repurchase agreements	10,239	20	0.19	10,268	18	0.17	11,349	21	0.18
Borrowed funds	2,805	29	1.02	9,618	275	2.87	18,600	860	4.62
Total interest-bearing liabilities	518,123	2,358	0.46%	495,740	2,529	0.51%	455,466	2,917	0.64%
Non-interest bearing deposits	152,826			138,388			131,691
Non-interest bearing liabilities	5,120			4,306			4,075
Total liabilities	676,069			638,434			591,232
Shareholders' equity	79,777			74,408			69,627
Total liabilities and shareholders' equity	$755,846			$712,842			$660,859
Net interest income		$26,261			$24,569			$22,944

Net interest spread			3.59%			3.57%			3.59%
Net interest margin			3.72%			3.70%			3.75%
Cost of funds			0.35%			0.40%			0.50%

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

	Years ended December 31,
(dollars in thousands)	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$9	$32	$41	$-	$-	$-
Investments:
Agency - GSE	6	4	10	20	(26)	(6)
MBS - GSE residential	87	432	519	168	(70)	98
State and municipal	15	(34)	(19)	57	(36)	21
Other	-	(68)	(68)	(48)	79	31
Total investments	108	334	442	197	(53)	144
Loans and leases:
Residential real estate	477	(37)	440	726	(154)	572
Commercial and CRE	665	(175)	490	831	(475)	356
Consumer	365	(297)	68	119	(20)	99
Total loans and leases	1,507	(509)	998	1,676	(649)	1,027
Federal funds sold	-	-	-	(1)	-	(1)
Total interest income	1,624	(143)	1,481	1,872	(702)	1,170

Interest expense:
Deposits:
Savings	9	(61)	(52)	3	(19)	(16)
Interest-bearing checking	70	98	168	48	72	120
Money market	55	(1)	54	149	46	195
Certificates of deposit less than $100,000	(80)	(7)	(87)	(60)	(79)	(139)
Certificates of deposit greater than $100,000	9	(19)	(10)	70	(31)	39
Clubs	-	-	-	-	1	1
Total deposits	63	10	73	210	(10)	200
Repurchase agreements	-	2	2	(2)	(1)	(3)
Borrowed funds	(129)	(117)	(246)	(327)	(258)	(585)
Total interest expense	(66)	(105)	(171)	(119)	(269)	(388)
Net interest income	$1,690	$(38)	$1,652	$1,991	$(433)	$1,558

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

For the twelve months ended December 31, 2016 and 2015, the Company recorded a provision for loan losses of $1.0 million and $1.1 million, respectively.  The provision decreased $0.1 million despite approximately $41 million growth in gross loans because $35.3 million of this growth occurred from high quality auto loans.    At the same time, non-performing loans as a percentage of total loans fell 45 basis points to 1.23% at December 31, 2016 from 1.68% at December 31, 2015 indicating improvement in year-over-year asset quality.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2016, non-interest income amounted to $8.0 million, a $0.5 million, or 6%, increase compared to $7.5 million recorded for the year ended December 31, 2015.  A majority of this increase was due to $0.4 million higher deposit service charges resulting from a new fee structure that was implemented during 2016.  Debit card interchange fees and financial services revenue also contributed $0.2 million and $0.1 million, respectively, to the increase.  Partially offsetting these items was $0.2 million fewer gains on the sale of loans and $0.1 million fewer gains on the sales of investment securities.  During the first quarter of 2017, the Company will assume the trust accounts of a bank and as a result expects trust fiduciary fees to increase by approximately $0.4 million for the year.

Other operating expenses

For the year ended December 31, 2016, total other operating expenses totaled $21.6 million an increase of $0.6 million, or 3%, compared to $21.0 million for the year ended December 31, 2015.  Salary and employee benefits contributed the most to the increase rising $1.1 million, or 11%, in 2016 compared to 2015.  The basis of the increase includes annual merit increases, staff additions in various areas, hiring new management level positions, replacing an existing management position at a higher level, higher recognized employee incentives, more stock-based compensation expense and an increase in group insurance from higher claims.  Data processing and communications expense increased $0.4 million during 2016 compared to 2015 because of additional costs incurred from outsourcing the Company’s data processing during the third quarter of 2015.  The increase of $0.2 million in PA shares tax during 2016 was partially offset by a decrease of $0.1 million in donations.  During 2016, the Company did not get approved by the state to make $150 thousand in educational improvement tax credit (EITC) donations that were made in 2015.  As a result,  the Company also did not get the associated tax credits which are used against the PA shares tax.  Partially offsetting these increases in expenses was a $0.6 million prepayment fee paid on the early payoff of long-term debt during 2015.  There was also a $0.2 million decrease in advertising and promotions due to expenses incurred in 2015 for two branch grand re-openings.  Professional services decreased $0.1 million as a result of one-time expenses that occurred in 2015.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2016 and 2015 were 1.80% and 1.86%, respectively.  The expense ratio, which excludes non-recurring expenses,  decreased because of higher average assets during the year ended December 31, 2016 compared to the year ended December 31, 2015 which were able to absorb the higher expenses.

Provision for income taxes

The Company’s effective income tax rate approximated 26.5% in 2016 and 20.4% in 2015.  The difference between the effective rate and the enacted statutory corporate rate of 34% is due mostly to the effect of tax exempt income in relation to the level of pre-tax income.  In 2016, the Company had a higher amount of tax exempt income and a higher amount of pre-tax income subject to the 34% statutory income tax rate compared to the year ended December 31, 2015.  The provision for income taxes increased $1.0 million, or 52%, from $1.8 million at December 31, 2015 to $2.8 million at December 31, 2016.  The increase was the result of an  IRS audit adjustment which resulted in recording a $0.4 million credit for income taxes during the second quarter of 2015.  This adjustment coupled with a higher effective tax rate for 2016 from additional income increasing the level of pre-tax income caused the higher provision for income taxes.

Comparison of Financial Condition as of December 31, 2015

and 2014 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 5.6% at December 31, 2014 to 5.0% at December 31, 2015, remaining at the lowest level since 2008.  The unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) dipped in December 2015 to its lowest level since before the recession.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2015 was 4.6%, a decline of 0.9 percentage points from 5.5% at December 31, 2014.  Both the labor force and employment increased to bring down the unemployment rate which was a good sign.

During 2015, our assets grew by 8% from deposit growth and retained net earnings, both of which were used to fund growth in the loan and securities portfolios.  Short-term borrowings were used to pay-off high cost long-term debt.  Non-performing assets represented 1.76% of total assets as of December 31, 2015, up from 1.18% as of December 31, 2014.  Although non-performing assets increased during 2015, it was mostly due to the movement of one large commercial real estate loan to non-accrual status.

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

Funds Provided:

Deposits

Total deposits increased $33.7 million, or 6%, from $586.9 million at December 31, 2014 to $620.6 million at December 31, 2015.  Growth in transaction accounts of $34.2 million, or 7%, offset a slight decline in CDs.  Money market deposits increased in part due to promotions which granted higher rates for a specific amount of time. The promotional events created opportunities to cross-sell all of the banks financial products and provided communication channels for establishing trust and financial service relationships thereby creating a stronger bond with existing customers and creating bonds with potential customers.  The Company’s focus of building a relationship of trust with its customers brought a few large deposits into the bank during 2015.

The market interest rate profile continued to be low with intermediate and long-term market rates falling below the 2013 levels.  Customers’ appetite for long-term deposit products continued to be non-existent with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continued to decrease; having declined $0.4 million, or less than 1%, from year-end 2014.  However, the Company took in $10 million in CDs from one public entity during 2015 so the run-off was much larger.  The Company’s relationship strategy resulted in a successful bid for a large public CD account, but otherwise the low rate environment basically enticed customers to vacate the CD marketplace.

As of December 31, 2015 and 2014, CDARS represented $3.4 million, or 1%, and $7.7 million, or 1%, respectively, of total deposits.

Short-term borrowings

Short-term borrowings increased $24.2 million during 2015. These borrowings were used to pay off $10.0 million in long-term debt during the second quarter and also replaced declining balances in public deposits stemming from the Pennsylvania state budget impasse holding back state funding during the fourth quarter.

Long-term debt

As of December 31, 2014, long-term debt consisted of  a single advance from the FHLB of $10.0 million bearing an interest rate of 5.26% scheduled to mature in 2016.  At the end of the second quarter of 2015, the Company paid off the long-term debt, due to its high interest rate relative to other available borrowing sources, and incurred a $0.6 million prepayment fee.  The pay-off was funded with short-term borrowings and for 2016 reduced interest expense from long-term debt by approximately $0.4 million.  As of December 31, 2015, the Company had the ability to borrow an additional $186.4 million from the FHLB.

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2015 were as follows:

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

Federal Home Loan Bank Stock

The dividends received from the Federal Home Loan Bank (FHLB) totaled $123 thousand and $90 thousand for the years ended December 31, 2015 and 2014, respectively.  The dividends were higher in 2015 because the Company received a $57 thousand one-time special dividend during the first quarter. The balance in FHLB stock was $2.1 million and $1.3 million as of December 31, 2015 and 2014, respectively.

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

Consumer

The consumer loan portfolio grew $5.5 million, or 5%, from $109.5 million at December 31, 2014 to $115.0 million at December 31, 2015.  Growth in the portfolio was accelerated by seasonal home equity line of credit campaigns combined with consistent demand for automobile loans and leases.  Auto loan and lease growth was the result of focus on maintaining relationships with auto dealers.

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

As of December 31, 2015, approximately 76% of the total loan portfolio was secured by real estate, down slightly from 78% as of December 31, 2014.  The Company considered this segment concentration to be normal.

Loans held-for-sale

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

•

Qualitative factors were universally applied to all loans in all loan pools. Previously, this was not done for Special Mention - 6 rated and Substandard – 7 rated loans.  The impact of this change increased the reserve requirement by about $93 thousand.

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

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 66.6%, or $6.4 million, of the total allowance for loan losses at December 31, 2015, which represented a 4.2 percentage point increase from December 31, 2014. The increase in the commercial real estate and commercial and industrial allocation from December 31, 2014 to December 31, 2015 was mostly related to the addition of one large commercial non-owner occupied real estate loan into the non-accrual category.

Non-performing assets

At December 31, 2015, non-performing assets represented 1.76% of total assets compared with 1.18% as of December 31, 2014.  This was a result of an increase in non-accrual loans and TDRs.  This increase was offset by a decrease in past due loans over 90-days and accruing and a decrease in ORE.

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, increased $4.1 million, or 77%, from $5.3 million at December 31, 2014 to $9.4 million at December 31, 2015.  This increase was related mostly to the preemptive addition of one large commercial non-owner occupied loan to the non-accrual category of non-performing loans.  At December 31, 2015, the portion of accruing loans that was over 90 days past due totaled $0.4 million and consisted of eight loans to seven unrelated borrowers ranging from less than $1 thousand to $0.2 million.  At December 31, 2014, the portion of accruing loans that was over 90 days past due totaled $1.1 million and consisted of eleven loans to seven unrelated borrowers ranging from $2 thousand to $0.4 million.

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

Results of Operations

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

Net interest income and interest sensitive assets / liabilities

Net interest income increased $1.6 million, or 7%, from $21.9 million for the year ended December 31, 2014 to $23.5 million for the year ended December 31, 2015, with higher interest income and lower interest expense combining for the net increase.  Total average interest-earning assets increased $52.1 million and helped offset the negative impact of a fifteen basis point net reduction in their yields resulting in $1.2 million of growth in interest income.  In the loan portfolio, the Company experienced average balance growth of $39.1 million, which had the effect of producing $1.1 million of interest income, more than offsetting the $0.6 million negative impact of a 13 basis point lower yield earned thereon.  Though all loan portfolios showed more interest income from growth, the mortgage loan portfolio had the most accretive impact due to the Company’s mortgage modification program.  This program offered mortgage customers, both secondary-market compliant and held for portfolio, shorter-termed loans with current interest rates for a flat fee.  Higher average balances of municipal and mortgage-backed securities produced $0.1 million in additional interest income from investments despite lower yields.  On the liability side, total interest-bearing liabilities grew $40.3 million on average but a thirteen basis point decline in the average rates paid offset the impact of this growth.  The reduction in average rate paid was due to the $10 million payoff of long- term debt carrying an interest rate of 5.26% during the second quarter of 2015 which reduced interest expense from borrowings by $0.6 million.  This decrease was partially offset by an increase of $0.2 million in interest expense paid on deposits due to higher average balances.  Interest expense from interest-bearing transaction deposits increased $0.3 million mostly due to higher average balances from successful relationship-building efforts, promotions, cross-selling, transfers from unpopular certificates of deposit, or CDs, and contractual and negotiated rates.  The increase in interest expense from transaction deposits was partially offset by a $0.1 million decline in interest expense from CDs due to lower rates paid.

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

Provision for loan losses

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

Other operating expenses

For the year ended December 31, 2015, total other operating expenses increased $1.3 million, or 7%, compared to the year ended December 31, 2014.  Salary and employee benefits contributed the most to the increase rising $0.6 million, or 6%, in 2015 compared to 2014.  The basis of the increase included annual merit increases, staff additions, including the hiring of an executive officer during the second quarter of 2015, hiring new management level positions, replacing an existing management position, higher recognized employee incentives and an increase in group insurance from higher claims accruals.  Premises and equipment increased during the period by $0.1 million, or 3%.  Additional depreciation expense caused this increase due to assets placed in service for the new branch which opened during the second quarter of 2015.  Advertising and marketing experienced a $0.2 million, or 16%, increase due to a grand opening and re-opening celebration for 2 branches as well as a cash bonus associated with checking/savings summer and fall campaigns.  There was also $0.1 million more in donations made to educational improvement programs in 2015.  Professional services were up $0.3 million, or 19%, during 2015 compared to 2014 due to the implementing of an enterprise risk management program, an architectural design study completed in 2015 and higher audit expense due to a trust audit and additional compliance review services.  Data processing and communications expense increased $0.2 million during 2015 compared to 2014 because of fees incurred from outsourcing the Company’s data processing.  The Company also incurred $0.1 million more long-term debt prepayment fees in 2015 than 2014.  The Company paid off $10.0 million of long-term debt in 2015 compared to a pay down of $6.0 million during 2014.  During 2015, the Company incurred $81 thousand in losses on the reacquisition of previously sold loans that were not recognized in 2014.  Offsetting these items, other real estate owned (ORE) expense decreased $0.1 million during 2015 compared to the same period in 2014.  ORE expense decreased mostly due to a few subsequent write-downs taken on ORE properties during 2014.

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

Provision for income taxes

The Company’s effective income tax rate approximated 20.4% in 2015 and 25.4% in 2014.  The difference between the effective rate and the enacted statutory corporate rate of 34% was due mostly to the effect of tax exempt income in relation to the level of pre-tax income.  In 2015, the Company had a higher amount of tax exempt income and a higher amount of pre-

tax income subject to the 34% statutory income tax rate compared to the year ended December 31, 2014.  The provision for income taxes decreased $0.4 million, or 16%, from $2.2 million at December 31, 2014 to $1.8 million at December 31, 2015.  During an audit by the Internal Revenue Service, management discovered additional tax basis on trust preferred securities that were sold during 2013 that was inadvertently omitted from the basis reported on the 2013 tax return.  After the basis was corrected, the tax loss that was realized during 2013 and carried back to the 2011 and 2012 tax returns increased.  An audit adjustment was made which resulted in recording a $0.4 million credit for income taxes during the second quarter of 2015.  This adjustment coupled with a lower effective tax rate for 2015 from additional expenses reducing the level of pre-tax income caused the lower provision for income taxes.

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

The following table presents, as of December 31, 2016, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$51,168	$29,218	$11,191	$1,176	$92,753
Short-term borrowings	4,223	-	-	-	4,223
Operating leases	263	642	607	6,040	7,552
Commitments:
Letters of credit	1,167	6,118	-	360	7,645
Loan commitments (2)	22,029	-	-	-	22,029
Total	$78,850	$35,978	$11,798	$7,576	$134,202
(1)	Includes certificates in the CDARS program.
(2)

Available credit to borrowers in the amount of $106.5 million is excluded from the above table since, by its nature, the borrowers may not have the  need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  The Company’s Total Risk Adjusted Capital Ratio was 14.9%, Tier I Common Equity was 13.6%, Tier I Capital Ratio was 13.6% and Leverage Ratio was 10.3% as of December 31, 2016.  Additional information with respect to capital requirements is contained in Note 15, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year ended December 31, 2016, total shareholders' equity increased $4.3 million, or 6%, due principally from the $7.7 million in net income added into retained earnings.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by the $0.8 million, after tax reduction in the net unrealized gain position in the Company’s investment portfolio and $3.1 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 39.8% for the year ended December 31, 2016.  The balance of earnings is retained to further strengthen the Company’s capital position.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash		DRP	Changes in
	Net	dividends	Earnings	and ESPP	AOCI and	Capital
(dollars in thousands)	income	declared	retained	infusion	other changes	retained
2016	$7,693	$(3,061)	$4,632	$111	$(463)	$4,280
2015	7,103	(2,844)	4,259	102	(229)	4,132
2014	6,352	(2,667)	3,685	763	1,711	6,159
2013	7,122	(2,602)	4,520	1,479	1,115	7,114
2012	4,902	(2,283)	2,619	1,342	1,361	5,322

As of December 31, 2016, the Company reported a net unrealized gain position of $1.4 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $2.2 million as of December 31, 2015.  The decline during 2016 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2016, the Company purchased all of the shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of December 31, 2016, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31,  2016, the Company accumulated $13.6 million of cash.  During the period, the Company’s operations provided approximately $15.9 million mostly from $26.5 million of net cash inflow from the components of net interest income and $5.0 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $12.7 million, $0.8 million in estimated tax payments and a $2.1 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets and growth in deposits were used to replace maturing and cash runoff of investment securities, reduce short-term borrowings and net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

A  $48.7 million temporary deposit made at the end of 2016 was transferred to a trust escrow account in January 2017 and cash and available FHLB borrowings were used to replace this funding.  During the third quarter of 2016, the Company entered into an agreement to acquire all of the deposits, certain loans and fixed assets of a bank branch.  The transaction is expected to close during the first quarter of 2017.  As a result of this agreement, the Company expects an increase in deposits (excluding the temporary deposit) during the first quarter of 2017 partially offset by seasonal fluctuations of public deposits.

As of December 31, 2016, the Company maintained $25.8 million in cash and cash equivalents and $132.9 million of investments AFS and loans HFS.  Also as of December 31, 2016, the Company had approximately $194.3 million available to borrow from the FHLB, $21.0 million from correspondent banks, $40.9 million from the FRB and $38.6 million from the CDARS program.  The combined total of $453.5 million represented 57% of total assets at December 31, 2016.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  A temporary deposit of approximately $49 million at December 31, 2016 was removed from the tables below because it was transferred immediately after year-end and would skew the calculations.    At December 31, 2016, the Company maintained a one-year cumulative gap of positive (asset sensitive) $37.7 million, or 5%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2016:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents (4)	$57	$-	$-	$12,823	$12,880
Investment securities (1)(2)	4,020	12,150	42,770	73,703	132,643
Loans and leases(2)	193,298	99,653	152,348	145,685	590,984
Fixed and other assets	-	11,435	-	32,040	43,475
Total assets	$197,375	$123,238	$195,118	$264,251	$779,982
Total cumulative assets	$197,375	$320,613	$515,731	$779,982

Non-interest-bearing transaction deposits (3) (4)	$-	$16,192	$44,450	$101,112	$161,754
Interest-bearing transaction deposits (3)	153,277	21,644	150,511	74,121	399,553
Certificates of deposit	10,871	40,297	29,218	12,367	92,753
Repurchase agreements	4,223	-	-	-	4,223
Short-term borrowings (4)	36,437	-	-	-	36,437
Other liabilities	-	-	-	4,631	4,631
Total liabilities	$204,808	$78,133	$224,179	$192,231	$699,351
Total cumulative liabilities	$204,808	$282,941	$507,120	$699,351

Interest sensitivity gap	$(7,433)	$45,105	$(29,061)	$72,020
Cumulative gap	$(7,433)	$37,672	$8,611	$80,631

Cumulative gap to total assets	-1.0%	4.8%	1.1%	10.3%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
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

(4)

A  $49 million temporary non-interest-bearing deposit made at the end of 2016 and transferred to a trust account on January 5, 2017 was removed from the table because it was an anomaly.  The table was adjusted to reflect what the balance sheet position would have been without this deposit.  Short-term borrowings would have increased by $36 million and $13 million of cash would have been used.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2016 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2016 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.9%	(4.0)%
Net income	7.7	(9.2)
Economic value at risk:
Economic value of equity	(2.1)	(24.4)
Economic value of equity as a percent of total assets	(0.3)	(3.7)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2016, the Company’s risk-based capital ratio was 14.9%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2017, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$26,751	$746	2.9%
+100 basis points	26,324	319	1.2
Flat rate	26,005	-	-
-100 basis points	25,414	(591)	(2.3)
-200 basis points	24,976	(1,029)	(4.0)

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

Department of Defense Military Lending Rule. In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families.  This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees.  The rule requires financial institutions to verify whether customers are military personnel subject to the rule.  The impact of this final rule, and any subsequent amendments thereto, on the Company’s lending activities and the Company’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Company’s business.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios.  Though the national economy is improving, the local operating environment continues to be challenging and is expected to be challenging for the near term time horizon.  Though short-term interest rates have been at or near historic lows, we expect them to continue to slowly rise in 2017.  A consensus of top analysts predicts a period of consolidation in the Treasury market over the next several months following the sizeable increase in yields registered during the second half of 2016.  Above-trend economic growth and additional tightening of the labor market conditions are  forecast to help produce the largest annual change in consumer price inflation since 2011.  The Federal Reserve is predicted to step up the pace at which it normalizes interest rates.  After hiking rates only once in both 2015 and 2016, the Federal Open Market Committee (FOMC) is forecast to enact two to three 25-basis-point increases in 2017 and probably two to three more in 2018.  Jobs declined in December 2016 from a year earlier in the Scranton/Wilkes-Barre metropolitan statistical area while jobs in the state rose during the same time period.    In 2016, the local foreclosure rate reached its lowest point since before the housing market crash.  We believe market conditions are slowly improving but we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

Management believes the Company is prepared to face the challenges ahead.  We expect that there will be further improvement in asset quality.  Our conservative approach to loan underwriting will help improve and keep non-performing asset levels at bay.  The Company expects to overcome the relative flattening of the positively sloped yield curve by cautiously growing the balance sheet to enhance financial performance.  We intend to grow all lending portfolios in both the business and retail sectors using growth in market-place low costing deposits to stabilize net interest margin and to enhance revenue performance.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity D & D Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 10, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fidelity D & D Bancorp, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of Fidelity D & D Bancorp, Inc. and Subsidiary (the "Company”) for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fidelity D & D Bancorp, Inc. and Subsidiary for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Wilkes-Barre, Pennsylvania

March 17, 2015

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2016	2015
Assets:
Cash and due from banks	$12,856	$12,259
Interest-bearing deposits with financial institutions	12,987	18
Total cash and cash equivalents	25,843	12,277
Available-for-sale securities	130,037	125,232
Federal Home Loan Bank stock	2,606	2,120
Loans and leases, net (allowance for loan losses of
$9,364 in 2016; $9,527 in 2015)	588,130	546,682
Loans held-for-sale (fair value $2,907 in 2016, $1,444 in 2015)	2,854	1,421
Foreclosed assets held-for-sale	1,306	1,074
Bank premises and equipment, net	17,164	16,723
Cash surrender value of bank owned life insurance	11,435	11,082
Accrued interest receivable	2,246	2,210
Other assets	11,323	10,537
Total assets	$792,944	$729,358
Liabilities:
Deposits:
Interest-bearing	$492,306	$477,901
Non-interest-bearing	211,153	142,774
Total deposits	703,459	620,675
Accrued interest payable and other liabilities	4,631	4,128
Short-term borrowings	4,223	28,204
Total liabilities	712,313	653,007
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,453,805 in 2016; and 2,443,405 in 2015)	27,155	26,700
Retained earnings	52,095	47,463
Accumulated other comprehensive income	1,381	2,188
Total shareholders' equity	80,631	76,351
Total liabilities and shareholders' equity	$792,944	$729,358

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

(dollars in thousands except per share data)	2016	2015	2014
Interest income:
Loans and leases:
Taxable	$23,609	$22,710	$21,799
Nontaxable	753	654	538
Interest-bearing deposits with financial institutions	67	26	26
Investment securities:
U.S. government agency and corporations	1,709	1,180	1,088
States and political subdivisions (nontaxable)	1,282	1,301	1,280
Other securities	75	143	112
Federal funds sold	-	-	1
Total interest income	27,495	26,014	24,844
Interest expense:
Deposits	2,309	2,236	2,036
Securities sold under repurchase agreements	20	18	21
Other short-term borrowings and other	29	20	8
Long-term debt	-	255	852
Total interest expense	2,358	2,529	2,917
Net interest income	25,137	23,485	21,927
Provision for loan losses	1,025	1,075	1,060
Net interest income after provision for loan losses	24,112	22,410	20,867
Other income:
Service charges on deposit accounts	2,139	1,756	1,837
Interchange fees	1,551	1,375	1,324
Fees from trust fiduciary activities	721	739	674
Fees from financial services	586	504	545
Service charges on loans	859	809	750
Fees and other revenue	783	764	682
Earnings on bank-owned life insurance	353	342	339
Gain (loss) on sale or disposal of:
Loans	1,009	1,191	645
Investment securities	9	80	599
Premises and equipment	(5)	(27)	(41)
Total other income	8,005	7,533	7,354
Other expenses:
Salaries and employee benefits	11,594	10,476	9,877
Premises and equipment	3,543	3,590	3,501
Advertising and marketing	1,223	1,482	1,279
Professional services	1,561	1,631	1,368
FDIC assessment	351	397	358
Loan collection	194	160	224
Other real estate owned	207	205	344
Office supplies and postage	472	434	461
Automated transaction processing	607	615	627
FHLB prepayment fee	-	570	457
Data processing and communication	981	582	402
PA shares tax	320	148	212
Other	602	732	593
Total other expenses	21,655	21,022	19,703
Income before income taxes	10,462	8,921	8,518
Provision for income taxes	2,769	1,818	2,166
Net income	$7,693	$7,103	$6,352
Per share data:
Net income - basic	$3.14	$2.91	$2.63
Net income - diluted	$3.13	$2.90	$2.62
Dividends	$1.24	$1.16	$1.10

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2016	2015	2014

Net income	$7,693	$7,103	$6,352

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale securities	(1,213)	(761)	2,878
Reclassification adjustment for net gains realized in income	(9)	(80)	(599)
Net unrealized (loss) gain	(1,222)	(841)	2,279
Tax effect	415	286	(775)
Unrealized (loss) gain, net of tax	(807)	(555)	1,504
Other comprehensive (loss) income, net of tax	(807)	(555)	1,504
Total comprehensive income, net of tax	$6,886	$6,548	$7,856

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2016, 2015 and 2014
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2013	2,391,617	$25,302	$39,519	$1,239	$66,060
Net income			6,352		6,352
Other comprehensive income				1,504	1,504
Issuance of common stock through Employee Stock Purchase Plan	4,373	80			80
Issuance of common stock through Dividend Reinvestment Plan	26,527	683			683
Issuance of common stock from vested restricted share grants through stock compensation plans	5,250
Stock-based compensation expense		207			207
Cash dividends declared			(2,667)		(2,667)
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			7,103		7,103
Other comprehensive loss				(555)	(555)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Issuance of common stock through exercise of stock options	3,500	101			101
Stock-based compensation expense		225			225
Cash dividends declared			(2,844)		(2,844)
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			7,693		7,693
Other comprehensive loss				(807)	(807)
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		330			330
Cash dividends declared			(3,061)		(3,061)
Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2016	2015	2014

Cash flows from operating activities:
Net income	$7,693	$7,103	$6,352
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,301	3,566	3,137
Provision for loan losses	1,025	1,075	1,060
Deferred income tax expense	1,248	1,645	156
Stock-based compensation expense	519	225	207
Proceeds from sale of loans held-for-sale	51,656	48,356	35,248
Originations of loans held-for-sale	(46,670)	(46,131)	(35,058)
Earnings from bank-owned life insurance	(353)	(342)	(339)
Net gain from sales of loans	(1,009)	(1,191)	(645)
Net gain from sales of investment securities	(9)	(80)	(599)
Net loss from sale and write-down of foreclosed assets held-for-sale	70	45	103
Net loss from disposal of equipment	5	27	42
Change in:
Accrued interest receivable	(36)	(124)	(17)
Other assets	(1,895)	776	(1,677)
Accrued interest payable and other liabilities	314	775	(72)
Net cash provided by operating activities	15,859	15,725	7,898

Cash flows from investing activities:
Held-to-maturity securities:
Proceeds from sales	-	-	187
Proceeds from maturities, calls and principal pay-downs	-	-	3
Available-for-sale securities:
Proceeds from sales	2,884	15,431	20,939
Proceeds from maturities, calls and principal pay-downs	20,378	20,233	13,611
Purchases	(30,654)	(65,421)	(33,639)
(Increase) decrease in FHLB stock	(486)	(814)	1,334
Net increase in loans and leases	(49,579)	(43,885)	(40,547)
Acquisition of bank premises and equipment	(1,476)	(1,596)	(2,970)
Proceeds from sale of bank premises and equipment	1	52	-
Proceeds from sale of foreclosed assets held-for-sale	771	1,376	1,149
Net cash used in investing activities	(58,161)	(74,624)	(39,933)

Cash flows from financing activities:
Net increase in deposits	82,784	33,731	57,245
Net (decrease) increase in short-term borrowings	(23,980)	24,235	(4,673)
Repayment of long-term debt	-	(10,000)	(6,000)
Proceeds from employee stock purchase plan participants	111	102	80
Exercise of stock options	14	101	-
Dividends paid, net of dividends reinvested	(3,061)	(2,844)	(2,088)
Proceeds from dividend reinvestment plan participants	-	-	104
Net cash provided by financing activities	55,868	45,325	44,668
Net increase (decrease) in cash and cash equivalents	13,566	(13,574)	12,633
Cash and cash equivalents, beginning	12,277	25,851	13,218

Cash and cash equivalents, ending	$25,843	$12,277	$25,851

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  The Company did not have any held-to-maturity securities at December 31, 2016 or 2015.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2016,  2015 or 2014.

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

MORTGAGE BANKING OPERATIONS AND MORTGAGE SERVICING RIGHTS

The Company sells one-to-four family residential mortgage loans on a  servicing retained basis.  On a loan sold where servicing was retained, the Company determines at the time of sale the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.  If material, a portion of the gain on the sale of the loan is recognized due to the value of the servicing rights, and a mortgage servicing asset is recorded.

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan.  The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing.  Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company.  Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in gains or losses on sales of loans.  The fair value of these derivative instruments was not significant at December 31, 2016 and 2015.

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

STOCK PLANS

The Company has two stock-based compensation plans.  The Company accounts for these plans under the recognition and measurement accounting principles, which requires the cost of share-based payment transactions be recognized in the financial statements.  The stock-based compensation accounting guidance requires that compensation cost for stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  Compensation cost is recognized on a straight-line basis over the requisite service period.  When granting stock options, the Company uses the Black-Sholes option pricing model to determine their estimated fair value on the date of grant.  When granting stock-settled stock appreciation rights (SSARs), the Company uses Black-Scholes-Merton valuation model to determine fair value on the date of grant.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  For tax positions not meeting the more likely than not threshold, no tax benefit is recorded.  Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2016, 2015 or 2014, respectively.

COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.

For the years ended December 31, 2016, 2015 and 2014, the Company paid interest of $2.4 million, $2.5 million and $2.9 million, respectively.  For the years ended December 31, 2016, 2015 and 2014, the Company paid income taxes of $0.8 million, $0.4 million and $1.7 million, respectively.  For the years ended December 31, 2016, 2015 and 2014, the Company had a net change in unrealized (losses) gains on available for sale securities of ($1.2 million), ($0.8 million) and $2.3 million, respectively.

Transfers from loans to foreclosed assets held-for-sale amounted to $1.1 million, $0.6 million and $1.2 million in 2016, 2015 and 2014, respectively.  Transfers from loans to loans held-for-sale amounted to $6.0 million, $2.1 million and $0.2 million in 2016, 2015 and 2014, respectively.  During 2014, transfers from loans to bank premises and equipment amounted to $1.0 million.  There were no transfers from loans to bank premises and equipment in 2016 or 2015.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2014 and 2015 financial statements to conform to the 2016 presentation with no impact on total equity or net income.

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2016 and 2015 were $1.3 million and $1.0 million, respectively.

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

As of and for the year ended December 31, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,188	$2,188

Other comprehensive loss before reclassifications, net of tax	(801)	(801)
Amounts reclassified from accumulated other comprehensive income, net of tax	(6)	(6)
Net current-period other comprehensive loss	(807)	(807)
Ending balance	$1,381	$1,381

As of and for the year ended December 31, 2015
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

As of and for the year ended December 31, 2014
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,239	$1,239

Other comprehensive income before reclassifications, net of tax	1,899	1,899
Amounts reclassified from accumulated other comprehensive income, net of tax	(395)	(395)
Net current-period other comprehensive income	1,504	1,504
Ending balance	$2,743	$2,743

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	Years ended December 31,
	2016	2015	2014

Unrealized gains on AFS securities	$9	$80	$599	Gain on sale of investment securities
	(3)	(27)	(204)	Provision for income taxes
Total reclassifications for the period	$6	$53	$395	Net income

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2016
Available-for-sale securities:
Agency - GSE	$18,362	$58	$(144)	$18,276
Obligations of states and political subdivisions	38,648	1,803	(260)	40,191
MBS - GSE residential	70,639	851	(553)	70,937

Total debt securities	127,649	2,712	(957)	129,404

Equity securities - financial services	294	339	-	633

Total available-for-sale securities	$127,943	$3,051	$(957)	$130,037

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2015
Available-for-sale securities:
Agency - GSE	$18,374	$36	$(24)	$18,386
Obligations of states and political subdivisions	34,599	2,310	(24)	36,885
MBS - GSE residential	68,648	1,066	(299)	69,415

Total debt securities	121,621	3,412	(347)	124,686

Equity securities - financial services	295	251	-	546

Total available-for-sale securities	$121,916	$3,663	$(347)	$125,232

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2016 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$4,006	$4,017
Due after one year through five years	14,356	14,259
Due after five years through ten years	1,662	1,794
Due after ten years	36,986	38,397

Total debt securities	57,010	58,467

MBS - GSE residential	70,639	70,937

Total available-for-sale debt securities	$127,649	$129,404

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2016	2015	2014

Gross realized gain	$16	$137	$603
Gross realized loss	(7)	(57)	(4)
Net gain	$9	$80	$599

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2016
Agency - GSE	$6,032	$(144)	$-	$-	$6,032	$(144)
Obligations of states and political subdivisions	8,690	(260)	-	-	8,690	(260)
MBS - GSE residential	41,111	(553)	-	-	41,111	(553)
Total	$55,833	$(957)	$-	$-	$55,833	$(957)
Number of securities	48		-		48

December 31, 2015
Agency - GSE	$8,156	$(24)	$-	$-	$8,156	$(24)
Obligations of states and political subdivisions	3,656	(20)	485	(4)	4,141	(24)
MBS - GSE residential	36,899	(299)	-	-	36,899	(299)
Total	$48,711	$(343)	$485	$(4)	$49,196	$(347)
Number of securities	32		1		33

The Company had forty-eight securities in an unrealized loss position at December 31, 2016, including six agency securities, twenty-five mortgage-backed securities and seventeen municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2016: 2.33% for agencies; 1.33% for total MBS-GSE; and 2.91% for municipals. In addition, none of these securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of December 31, 2016, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2016 and 2015 are summarized as follows:

(dollars in thousands)	2016	2015

Commercial and industrial	$98,477	$102,653
Commercial real estate:
Non-owner occupied	93,364	95,745
Owner occupied	106,960	101,652
Construction	3,987	4,481
Consumer:
Home equity installment	28,466	30,935
Home equity line of credit	51,609	48,060
Auto loans and leases	56,841	29,758
Other	13,301	6,208
Residential:
Real estate	134,475	126,992
Construction	10,496	10,060
Total	597,976	556,544
Less:
Allowance for loan losses	(9,364)	(9,527)
Unearned lease revenue	(482)	(335)

Loans and leases, net	$588,130	$546,682

Net deferred loan costs of $1.8 million and $1.5 million have been included in the carrying values of loans at December 31, 2016 and 2015, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $285.2 million as of December 31, 2016 and $269.5 million as of December 31, 2015.  Mortgage servicing rights amounted to $1.3 million and $1.2 million as of December 31, 2016 and 2015, respectively.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2016	2015

Commercial and industrial	$11	$30
Commercial real estate:
Non-owner occupied	1,407	6,193
Owner occupied	3,078	988
Construction	193	226
Consumer:
Home equity installment	31	167
Home equity line of credit	737	512
Auto loans and leases	25	45
Other	6	6
Residential:
Real estate	1,882	836
Total	$7,370	$9,003

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of December 31, 2016, total TDRs amounted to $3.4 million, consisting of 9 loans (6 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 6 unrelated borrowers), of which the HELOC, totaling $0.6 million, and the residential mortgage, totaling $0.9 million, were on non-accrual status.  The December 31, 2016 balance represented a $1.0 million increase over the December 31, 2015 balance, which amounted to $2.4 million (consisting of 7 CRE loans and 2 C&I loans to 5 unrelated borrowers), with none of these loans on non-accrual status.  This increase in TDRs was attributed to the addition of the two TDRs (the HELOC and the residential mortgage) on non-accrual, totaling $1.5 million, partially offset by the payoff of one C&I loan in the amount of $0.5 million.  Of the TDRs outstanding as of December 31, 2016 and 2015, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2016			December 31, 2015

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	-	$-	$-	1	$500	$331
Commercial real estate - owner occupied	-	-	-	4	1,181	316
Consumer home equity line of credit	1	650	167	-	-	-
Residential real estate	1	881	177	-	-	-
Total	2	$1,531	$344	5	$1,681	$647

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Twelve months ended December 31, 2016

	Number of	Recorded
	contracts	investment
Consumer home equity line of credit	1	$650

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  One HELOC that was classified as a TDR in third quarter of 2016 subsequently defaulted during the fourth quarter of 2016.  The loan defaulted due to inability to meet contractual payments and the Company continued workout efforts to collect from the owners.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended December 31, 2015.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of December 31, 2016 and 2015, the allowance for impaired loans that have been modified in a TDR was $0.7 million and $0.7 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2016	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$208	$-	$11	$219	$98,258	$98,477		$-
Commercial real estate:
Non-owner occupied	180	-	1,407	1,587	91,777	93,364		-
Owner occupied	13	776	3,078	3,867	103,093	106,960		-
Construction	-	-	193	193	3,794	3,987		-
Consumer:
Home equity installment	213	25	31	269	28,197	28,466		-
Home equity line of credit	-	-	737	737	50,872	51,609		-
Auto loans and leases	293	59	44	396	55,963	56,359	(2)	19
Other	37	2	6	45	13,256	13,301		-
Residential:
Real estate	14	421	1,882	2,317	132,158	134,475		-
Construction	-	-	-	-	10,496	10,496		-
Total	$958	$1,283	$7,389	$9,630	$587,864	$597,494		$19

(1) Includes $7.4 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.5 million. (3) Includes net deferred loan costs of $1.8 million.

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

At December 31, 2016, impaired loans consisted of accruing TDRs of $1.8 million, $7.4 million in non-accrual loans and $2.2 million in accruing loans.  At December 31, 2015, impaired loans consisted of accruing TDRs totaling $2.4 million, $9.0 million of non-accrual loans and a $1.2 million accruing loan.  As of December 31, 2015, the non-accrual loans did not include any TDRs compared with two TDRs totaling $1.5 million as of December 31, 2016.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2016
Commercial and industrial	$235	$206	$29	$235	$193
Commercial real estate:
Non-owner occupied	3,346	2,611	405	3,016	993
Owner occupied	5,363	4,351	876	5,227	1,389
Construction	416	-	193	193	-
Consumer:
Home equity installment	64	-	31	31	-
Home equity line of credit	778	650	87	737	167
Auto loans and leases	25	25	-	25	3
Other	6	6	-	6	1
Residential:
Real estate	1,949	1,466	416	1,882	315
Construction	-	-	-	-	-
Total	$12,182	$9,315	$2,037	$11,352	$3,061

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2015
Commercial and industrial	$555	$500	$55	$555	$331
Commercial real estate:
Non-owner occupied	7,960	7,209	630	7,839	1,237
Owner occupied	2,588	922	1,505	2,427	337
Construction	422	-	226	226	-
Consumer:
Home equity installment	230	-	167	167	-
Home equity line of credit	607	28	484	512	1
Auto	47	43	2	45	7
Other	6	6	-	6	1
Residential:
Real estate	891	433	403	836	95
Construction	-	-	-	-	-
Total	$13,306	$9,141	$3,472	$12,613	$2,009

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

	December 31, 2016			December 31, 2015
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$434	$51	$-	$511	$22	$1
Commercial real estate:
Non-owner occupied	4,230	176	-	2,755	95	-
Owner occupied	3,088	129	-	2,705	67	-
Construction	209	-	-	241	-	-
Consumer:
Home equity installment	78	3	-	239	2	-
Home equity line of credit	816	28	-	472	1	-
Auto	30	-	-	25	2	-
Other	6	-	-	12	2	-
Residential:
Real estate	628	15	-	629	7	-
Construction	-	-	-	-	-	-
Total	$9,519	$402	$-	$7,589	$198	$1

The average recorded investment for the year ended December 31, 2014 was $5.5 million.  There was also interest income recognized of $81 thousand and no cash basis interest income recognized.

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

The following table presents loans including $1.8 million and $1.5 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2016 and 2015, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2016
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$97,308	$479	$690	$-	$98,477
Commercial real estate - non-owner occupied	83,962	1,811	7,591	-	93,364
Commercial real estate - owner occupied	99,981	1,075	5,904	-	106,960
Commercial real estate - construction	3,794	-	193	-	3,987
Total commercial	$285,045	$3,365	$14,378	$-	$302,788

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2016
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$28,435	$31	$28,466
Home equity line of credit	50,872	737	51,609
Auto loans and leases (1)	56,315	44	56,359
Other	13,295	6	13,301
Total consumer	$148,917	$818	$149,735
Residential
Real estate	$132,593	$1,882	134,475
Construction	10,496	-	10,496
Total residential	$143,089	$1,882	$144,971
Total consumer & residential	$292,006	$2,700	$294,706

 (1)Net of unearned lease revenue of $0.5 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2015
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$101,342	$189	$1,122	$-	$102,653
Commercial real estate - non-owner occupied	82,152	1,480	12,113	-	95,745
Commercial real estate - owner occupied	96,401	657	4,594	-	101,652
Commercial real estate - construction	4,255	-	226	-	4,481
Total commercial	$284,150	$2,326	$18,055	$-	$304,531

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2015
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$30,768	$167	$30,935
Home equity line of credit	47,548	512	48,060
Auto loans and leases (2)	29,347	76	29,423
Other	6,172	36	6,208
Total consumer	$113,835	$791	$114,626
Residential
Real estate	$126,156	$836	$126,992
Construction	10,060	-	10,060
Total residential	$136,216	$836	$137,052
Total consumer & residential	$250,051	$1,627	$251,678

 (2) Net of unearned lease revenue of $0.3 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(224)	(592)	(504)		(60)	-	(1,380)
Recoveries	55	37	100		-	-	192
Provision	(92)	247	705		275	(110)	1,025
Ending balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Ending balance: individually evaluated for impairment	$193	$2,382	$171		$315	$-	$3,061
Ending balance: collectively evaluated for impairment	$882	$2,324	$1,663		$1,307	$127	$6,303
Loans Receivables:
Ending balance (2)	$98,477	$204,311	$149,735	(1)	$144,971	$-	$597,494
Ending balance: individually evaluated for impairment	$235	$8,436	$799		$1,882	$-	$11,352
Ending balance: collectively evaluated for impairment	$98,242	$195,875	$148,936		$143,089	$-	$586,142

 (1) Net of unearned lease revenue of $0.5 million.  (2) Includes $1.8 million of net deferred loan costs.

As of and for the year ended December 31, 2015
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519		$1,316	$614	$9,173
Charge-offs	(25)	(432)	(437)		(15)	-	(909)
Recoveries	47	18	95		28	-	188
Provision	262	756	356		78	(377)	1,075
Ending balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Ending balance: individually evaluated for impairment	$331	$1,574	$9		$95	$-	$2,009
Ending balance: collectively evaluated for impairment	$1,005	$3,440	$1,524		$1,312	$237	$7,518
Loans Receivables:
Ending balance (2)	$102,653	$201,878	$114,626	(1)	$137,052	$-	$556,209
Ending balance: individually evaluated for impairment	$555	$10,492	$730		$836	$-	$12,613
Ending balance: collectively evaluated for impairment	$102,098	$191,386	$113,896		$136,216	$-	$543,596

 (1) Net of unearned lease revenue of $0.3 million.  (2) Includes $1.5 million of net deferred loan costs.

As of and for the year ended December 31, 2014
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$944	$4,253	$1,482	$1,613	$636	$8,928
Charge-offs	(309)	(239)	(361)	(93)	-	(1,002)
Recoveries	32	91	30	34	-	187
Provision	385	567	368	(238)	(22)	1,060
Ending balance	$1,052	$4,672	$1,519	$1,316	$614	$9,173

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2016	2015

Land	$2,865	$2,865
Bank premises	13,703	13,023
Furniture, fixtures and equipment	10,257	9,659
Leasehold improvements	5,996	5,985

Total	32,821	31,532

Less accumulated depreciation and amortization	(15,657)	(14,809)

Bank premises and equipment, net	$17,164	$16,723

Depreciation expense, which includes amortization of leasehold improvements, was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014.    The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

In 2016, the Company leased its Green Ridge, Pittston, Peckville, Clarks Summit and Eynon branches under the terms of operating leases.  During the third quarter of 2016, the Company entered into a lease agreement for a new branch in Dallas and lease payments will begin when the branch opens for business, which is expected to occur during the fourth quarter of 2017.  Rental expense was $0.3 million, $0.3 million and $0.2 million in 2016,  2015 and 2014.  The future minimum lease payments for the Company’s branch network as of December 31, 2016 are as follows:

(dollars in thousands)	Amount

2017	$263
2018	320
2019	322
2020	317
2021	290
2022 and thereafter	6,040

Total	$7,552

During 2015, the  Company relocated its West Pittston branch to a newly constructed building in Pittston.    The Eynon branch closed during the first quarter of 2016, but the Company expects to make lease payments until the end of the lease term in 2020.

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

7.DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2016 were as follows:

(dollars in thousands)	Amount	Percent
2017	$51,168	55.1%
2018	15,210	16.4
2019	14,008	15.1
2020	8,995	9.7
2021	2,196	2.4
2022 and thereafter	1,176	1.3

Total	$92,753	100.0%

Including $1.1 million and $3.4 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $47.4 million and $54.2 million as of December 31, 2016 and 2015, respectively.  Including CDARS, certificates of deposit of $250,000 or more aggregated $25.7 million and $31.7 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016, investment securities with a combined fair value of $129.4 million and letters of credit with a notional value of $30.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $145.3 million of the qualifying collateral to secure such deposits as of December 31, 2016 and the balance of $14.4 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2016	2015

Overnight borrowings	$-	$22,289
Securities sold under repurchase agreements	4,223	5,915
Total	$4,223	$28,204

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2016
Overnight borrowings	$17,862	$2,805	0.65%	-%
Repurchase agreements	18,765	10,239	0.19	0.13

Total	$36,627	$13,044

December 31, 2015
Overnight borrowings	$27,236	$4,823	0.39%	0.48%
Repurchase agreements	20,684	10,268	0.17	0.15

Total	$47,920	$15,091

December 31, 2014
Overnight borrowings	$13,694	$2,628	0.31%	-%
Repurchase agreements	22,972	11,349	0.18	0.15
Total	$36,666	$13,977

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).  Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $10.1 million and $14.2 million at December 31, 2016 and 2015, respectively. The Company may be required to provide additional collateral based on the balance of the repurchase agreement and the fair value of the underlying securities.

At December 31, 2016, the Company had approximately $194.3 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $40.9 million that it could borrow at the FRB.

9.LONG-TERM DEBT

The Company had no long-term debt at December 31, 2016 and 2015.  Prior to the pay-off of long-term debt during the second quarter of 2015, the borrowing consisted of a single advance from the FHLB that was scheduled to mature in 2016.  The debt was a convertible-select instrument that carried a 5.26% fixed rate of interest.  Significant prepayment fees were attached to the borrowing as a deterrent from paying off the high-cost advance.  The Company incurred prepayment fees of $0.6 million and $0.5 million as of December 31, 2015 and 2014, respectively.

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2016, 2015 and 2014 under the 2012 stock incentive plans:

	2016			2015			2014
			Weighted-			Weighted-			Weighted-
			average			average			average
	Shares		grant date	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value	granted		fair value

Director plan	5,600	(1)	$32.40	3,200	(1)	$32.25	2,000	(1)	$27.00
Omnibus plan	3,155	(3)	29.22	3,300	(2)	32.25	2,120	(2)	27.00
Omnibus plan	50	(1)	31.50	50	(1)	32.50
Omnibus plan	-		-	1,400	(2)	34.25
Total	8,805		$31.26	7,950		$32.60	4,120		$27.00

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2013	8,000	5,000	13,000	$21.20
Granted	2,000	2,120	4,120	27.00
Vested	(4,000)	(1,250)	(5,250)	21.20
Non-vested balance at December 31, 2014	6,000	5,870	11,870	$23.21
Granted	3,200	4,750	7,950	32.60
Vested	(6,000)	(1,780)	(7,780)	23.90
Non-vested balance at December 31, 2015	3,200	8,840	12,040	$29.50
Granted	5,600	3,205	8,805	31.26
Vested	(3,200)	(3,005)	(6,205)	29.69
Non-vested balance at December 31, 2016	5,600	9,040	14,640	$30.47

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2015	-	-	-
Granted	19,341	$5.21	10.0
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2016	19,341	$5.21	9.1

None of the SSARs were exercisable at December 31, 2016. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2016, 2015 and 2014 and the unrecognized stock-based compensation expense as of December 31, 2016:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Stock-based compensation expense:
Director stock incentive plan	$174	$107	$134
Omnibus stock incentive plan	141	74	40
Employee stock purchase plan	15	44	33
Total stock-based compensation expense	$330	$225	$207

In addition, during 2016 the Company accrued $0.2 million in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.  The Company did not accrue stock-based compensation expense during 2015 or 2014.

As of
(dollars in thousands)	December 31, 2016
Unrecognized stock-based compensation expense:
Director plan	$15
Omnibus plan	235
Total unrecognized stock-based compensation expense	$250

The unrecognized stock-based compensation expense as of December 31, 2016 will be recognized ratably over the periods ended January 2017 and May 2019 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2013	19,500	$28.69	4.0
Granted	-	-
Exercised	-	-
Forfeited	(500)	28.90
Outstanding and exercisable, December 31, 2014	19,000	28.69	3.0
Granted	-	-
Exercised	(3,500)	28.90
Forfeited	-	-
Outstanding and exercisable, December 31, 2015	15,500	28.64	2.0
Granted	-	-
Exercised	(500)	27.75
Forfeited	-	-
Outstanding and exercisable, December 31, 2016	15,000	$28.67	1.0

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $26.05 to $28.90.

During 2016, there were 500 stock options exercised at a price of $27.75 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $808.  As of December 31, 2016, 2015 and 2014, the intrinsic value for outstanding stock options with market prices that exceeded their strike price amounted to $111,425,  $90,800 and $81,900, respectively.  The Company has not issued stock options since 2008.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of December 31, 2016, 42,382 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares; directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 500,000 shares of its un-issued capital stock for issuance under the DRP.  Beginning in 2009, shares purchased directly from the Company via dividends paid through the DRP were purchased at 90% of the fair market value as of the purchase date, as defined in the plan.  Shares purchased from the open  market were purchased at 100% of the fair market value on the purchase date, as defined in the plan.  During the first quarter of 2014, the board of directors amended the DRP to eliminate the 10% purchase price discount to fair market on shares purchased directly from the Company with optional cash payments.  As of December 31, 2016, there were 405,888 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2016 and 2015.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2016, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2016, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2016, 2015 and 2014 as  a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues from tax returns filed for tax years 2016, 2015 or 2014.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,184	$3,239
Deferred interest from non-accrual assets	425	376
Other	336	281
Total	3,945	3,896

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(711)	(1,127)
Loan fees and costs	(1,525)	(1,434)
Automobile leasing	(3,263)	(2,019)
Depreciation	(368)	(357)
Mortgage loan servicing rights	(430)	(410)
Other	-	(69)
Total	(6,297)	(5,416)
Deferred tax liability, net	$(2,352)	$(1,520)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014

Current	$1,521	$173	$2,010
Deferred	1,248	1,645	156
Total provision for income taxes	$2,769	$1,818	$2,166

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2016	2015	2014
Expected provision at the statutory rate	$3,557	$3,033	$2,896
Tax-exempt income	(742)	(715)	(671)
Bank owned life insurance	(120)	(116)	(115)
Nondeductible interest expense	14	14	16
Nondeductible other expenses and other, net	60	41	40
Tax credits	-	(439)	-
Actual provision for income taxes	$2,769	$1,818	$2,166

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.4 million, $0.4 million and $0.3 million in 2016, 2015 and 2014.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,843	$25,843	$25,843	$-	$-
Available-for-sale securities	130,037	130,037	633	129,404	-
FHLB stock	2,606	2,606	-	2,606	-
Loans and leases, net	588,130	590,688	-	-	590,688
Loans held-for-sale	2,854	2,907	-	2,907	-
Accrued interest receivable	2,246	2,246	-	2,246	-
Financial liabilities:
Deposits with no stated maturities	610,706	610,706	-	610,706	-
Time deposits	92,753	91,969	-	91,969	-
Short-term borrowings	4,223	4,223	-	4,223	-
Accrued interest payable	181	181	-	181	-

December 31, 2015
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$12,277	$12,277	$12,277	$-	$-
Available-for-sale securities	125,232	125,232	546	124,686	-
FHLB stock	2,120	2,120	-	2,120	-
Loans and leases, net	546,682	545,523	-	-	545,523
Loans held-for-sale	1,421	1,444	-	1,444	-
Accrued interest receivable	2,210	2,210	-	2,210	-
Financial liabilities:
Deposits with no stated maturities	516,473	516,473	-	516,473	-
Time deposits	104,202	103,403	-	103,403	-
Short-term borrowings	28,204	28,204	-	28,204	-
Accrued interest payable	189	189	-	189	-

The carrying value of short-term financial instruments, as listed below, approximates their fair value.  These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand:

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,276	$-	$18,276	$-
Obligations of states and political subdivisions	40,191	-	40,191	-
MBS - GSE residential	70,937	-	70,937	-
Equity securities - financial services	633	633	-	-
Total available-for-sale securities	$130,037	$633	$129,404	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,386	$-	$18,386	$-
Obligations of states and political subdivisions	36,885	-	36,885	-
MBS - GSE residential	69,415	-	69,415	-
Equity securities - financial services	546	546	-	-
Total available-for-sale securities	$125,232	$546	$124,686	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending December 31, 2016 and 2015, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2016 and 2015, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,254	$-	$-	$6,254
Other real estate owned	872	-	-	872
Total	$7,126	$-	$-	$7,126

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,132	$-	$-	$7,132
Other real estate owned	903	-	-	903
Total	$8,035	$-	$-	$8,035

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

At December 31, 2016 and 2015, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -22.72% to -57.49% and from -4.92% to -50.00% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -32.47% and -27.84% as of December 31, 2016 and 2015, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2016 and 2015, the discounts applied to the appraised values of ORE ranged from -21.74% to -99.00% and -15.90% to -99.00%, respectively.  As of December 31, 2016 and 2015, the weighted-average of discount to the appraisal values of ORE amounted to -32.38% and -37.64%, respectively.

As of December 31, 2016, the Company had one automobile with a balance of $8 thousand in other repossessed assets.  There were no adjustments to the carrying value of this automobile.  As of December 31, 2015, there were no other repossessed assets.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2016	2015
Off-balance sheet financial instruments:
Commitments to extend credit	$128,543	$109,628
Standby letters of credit	7,645	8,178

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

The following table summarizes outstanding financial letters of credit as of December 31, 2016:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$305	$6,080	$360	$6,745
Bank lines of credit	576	-	-	576
	881	6,080	360	7,321
Unsecured	287	37	-	324
Total	$1,168	$6,117	$360	$7,645

The Company has not incurred losses on its commitments in 2016, 2015 or 2014.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the years ended December 31, 2016, 2015 and 2014, there were 2,156, 2,265 and 115 potentially dilutive shares related to issued and unexercised stock options.  There were no potentially dilutive shares related to issued and unexercised SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 4,740, 4,975 and 5,425 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Years ended December 31,
	2016	2015	2014
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,693	$7,103	$6,352
Weighted-average common shares outstanding	2,453,005	2,439,124	2,412,962
Basic EPS	$3.14	$2.91	$2.63

Diluted EPS:
Net income available to common shareholders	$7,693	$7,103	$6,352
Weighted-average common shares outstanding	2,453,005	2,439,124	2,412,962
Potentially dilutive common shares	6,896	7,240	5,540
Weighted-average common and potentially dilutive shares outstanding	2,459,901	2,446,364	2,418,502
Diluted EPS	$3.13	$2.90	$2.62

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  As of December 31, 2016 and 2015, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

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

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated.  No amounts were deducted from capital for interest-rate risk in either 2016 or 2015.

								To be well capitalized
			For capital					under prompt corrective
	Actual		adequacy purposes					action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of December 31, 2016:

Total capital (to risk-weighted assets)
Consolidated	$86,702	14.9%	≥	$46,550	≥	8.6%	(1)		N/A		N/A
Bank	$86,332	14.8%	≥	$46,538	≥	8.6%	(1)	≥	$58,172	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$26,184	≥	5.1%	(1)		N/A		N/A
Bank	$79,033	13.6%	≥	$26,178	≥	5.1%	(1)	≥	$37,812	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$34,912	≥	6.6%	(1)		N/A		N/A
Bank	$79,033	13.6%	≥	$34,903	≥	6.6%	(1)	≥	$46,538	≥	8.0%

Tier I capital (to average assets)
Consolidated	$79,250	10.3%	≥	$30,717	≥	4.0%			N/A		N/A
Bank	$79,033	10.3%	≥	$30,650	≥	4.0%		≥	$38,313	≥	5.0%

 (1) Includes 0.625% capital conservation buffer.

As of December 31, 2015:

Total capital (to risk-weighted assets)
Consolidated	$81,074	15.0%	≥	$43,278	≥	8.0%		N/A		N/A
Bank	$80,547	14.9%	≥	$43,306	≥	8.0%	≥	$54,132	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$24,344	≥	4.5%		N/A		N/A
Bank	$73,744	13.6%	≥	$24,360	≥	4.5%	≥	$35,186	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$74,163	13.7%	≥	$32,459	≥	6.0%		N/A		N/A
Bank	$73,744	13.6%	≥	$32,479	≥	6.0%	≥	$43,306	≥	8.0%

Tier I capital (to average assets)
Consolidated	$74,163	10.2%	≥	$29,149	≥	4.0%		N/A		N/A
Bank	$73,744	10.1%	≥	$29,090	≥	4.0%	≥	$36,362	≥	5.0%

The Bank can pay dividends to the Company equal to the Bank’s retained earnings which approximated $70.2 million at December 31, 2016.  However, such dividends are limited due to the capital requirements discussed above.

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

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Balance, beginning	$6,983	$4,924	$4,739
Additions	2,629	5,672	2,213
Collections	(1,763)	(3,613)	(2,028)

Balance, ending	$7,849	$6,983	$4,924

As of December 31, 2016, 2015 and 2014, deposits from executive officers, directors and associates of such persons approximated $12.9 million, $12.9 million and $13.7 million, respectively.

17.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2016
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,736	$6,715	$7,006	$7,038	$27,495
Interest expense	(598)	(574)	(585)	(601)	(2,358)

Net interest income	6,138	6,141	6,421	6,437	25,137
Provision for loan losses	(150)	(275)	(225)	(375)	(1,025)
Gain on sale of investment securities	-	9	-	-	9
Other income	1,687	2,091	2,024	2,194	7,996
Other expenses	(5,388)	(5,369)	(5,409)	(5,489)	(21,655)
Income before taxes	2,287	2,597	2,811	2,767	10,462
Provision for income taxes	(586)	(669)	(776)	(738)	(2,769)
Net income	$1,701	$1,928	$2,035	$2,029	$7,693
Net income per share - basic	$0.69	$0.79	$0.83	$0.83	$3.14
Net income per share - diluted	$0.69	$0.79	$0.82	$0.83	$3.13

	2015
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,304	$6,438	$6,612	$6,660	$26,014
Interest expense	(697)	(647)	(580)	(605)	(2,529)

Net interest income	5,607	5,791	6,032	6,055	23,485
Provision for loan losses	(150)	(150)	(200)	(575)	(1,075)
Gain on sale of investment securities	2	16	8	54	80
Other income	1,748	1,817	2,015	1,873	7,453
Other expenses	(5,087)	(5,744)	(5,239)	(4,952)	(21,022)
Income before taxes	2,120	1,730	2,616	2,455	8,921
(Provision) credit for income taxes	(547)	50	(687)	(634)	(1,818)
Net income	$1,573	$1,780	$1,929	$1,821	$7,103
Net income per share - basic	$0.65	$0.73	$0.79	$0.74	$2.91
Net income per share - diluted	$0.64	$0.73	$0.79	$0.74	$2.90

	2014
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,002	$6,145	$6,295	$6,402	$24,844
Interest expense	(707)	(721)	(730)	(759)	(2,917)

Net interest income	5,295	5,424	5,565	5,643	21,927
Provision for loan losses	(300)	(300)	(210)	(250)	(1,060)
Gain on sale of investment securities	207	94	-	298	599
Other income	1,531	1,727	1,748	1,749	6,755
Other expenses	(4,785)	(4,761)	(4,910)	(5,247)	(19,703)
Income before taxes	1,948	2,184	2,193	2,193	8,518
Provision for income taxes	(492)	(557)	(562)	(555)	(2,166)
Net income	$1,456	$1,627	$1,631	$1,638	$6,352
Net income per share - basic	$0.61	$0.67	$0.68	$0.67	$2.63
Net income per share - diluted	$0.61	$0.67	$0.67	$0.67	$2.62

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

Subsequently, the FASB issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued Principal versus Agent Considerations, Identifying Performance Obligations and Licensing, Narrow-Scope Improvements and Practical Expedients and Technical Corrections and Improvements in March, April, May and December 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements are consistent with those in Topic 606.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the amendments in this update are permitted.  A modified retroactive approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period.  Upon adoption, this change in accounting guidance could have a significant impact on the consolidated balance sheets and could potentially impact debt covenant agreements with our customers.    The Company is currently evaluating the amount of the impact of ASU 2016-02 on its consolidated financial statements.

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

20.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2016	2015
Assets:
Cash	$141	$190
Investment in subsidiary	80,192	75,767
Securities available-for-sale	631	545
Other assets	35	64
Total	$80,999	$76,566

Liabilities and shareholders' equity:
Liabilities	$368	$215
Capital stock and retained earnings	79,250	74,163
Accumulated other comprehensive income	1,381	2,188
Total	$80,999	$76,566

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Income:
Equity in undistributed earnings of subsidiary	$5,289	$4,659	$4,458
Dividends from subsidiary	2,960	2,844	2,242
Other income	21	20	22
Total income	8,270	7,523	6,722
Operating expenses	864	610	539
Income before taxes	7,406	6,913	6,183
Credit for income taxes	287	190	169
Net income	$7,693	$7,103	$6,352

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Bancorp net loss	$(556)	$(400)	$(348)
Equity in net income of subsidiary	8,249	7,503	6,700
Net income	7,693	7,103	6,352

Other comprehensive (loss) income, before tax:
Unrealized holding gains (losses) on available-for-sale securities	86	(49)	71
Reclassification adjustment for gains realized in income	-	-	-
Net unrealized gains (losses)	86	(49)	71
Tax effect	(29)	17	(24)
Unrealized gain (loss), net of tax	57	(32)	47
Equity in other comprehensive (loss) income of subsidiary	(864)	(523)	1,457
Other comprehensive (loss) income, net of tax	(807)	(555)	1,504
Total comprehensive income, net of tax	$6,886	$6,548	$7,856

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$7,693	$7,103	$6,352
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(8,249)	(7,503)	(6,700)
Stock-based compensation expense	519	225	207
Changes in other assets and liabilities, net	(36)	(2)	(35)
Net cash used in operating activities	(73)	(177)	(176)

Cash flows provided by investing activities:
Dividends received from subsidiary	2,960	2,844	2,242
Net cash provided by investing activities	2,960	2,844	2,242

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(3,061)	(2,844)	(2,088)
Cash contributions from dividend reinvestment plan	-	-	104
Exercise of stock options	14	101	-
Withholdings to purchase capital stock	111	102	80
Net cash used in financing activities	(2,936)	(2,641)	(1,904)
Net change in cash	(49)	26	162

Cash, beginning	190	164	2

Cash, ending	$141	$190	$164

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

The report of independent registered public accounting firm of Baker Tilly regarding the Company’s financial statements for the fiscal year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2014, and during the interim period from the end of the most recently completed fiscal year through April 21, 2015, the date of termination, there were no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Baker Tilly would have caused it to make reference to such disagreement in its reports.

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

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

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

ITEM 9B:    OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2017 annual meeting of shareholders to be filed with the SEC.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2017 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2016 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Independent Director Stock Option Plan	11,500	$28.90	-
2000 Stock Incentive Plan	3,500	$27.92	-
2002 Employee Stock Purchase Plan	4,085	$30.82	66,456
2012 Omnibus Stock Incentive Plan	9,040	$29.28	484,791
2012 Director Stock Incentive Plan	5,600	$32.40	481,200
Equity compensation plans not approved by security holders - none	-	-	-
Total	33,725	$29.71	1,032,447

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2017 annual meeting of shareholders to be filed with the SEC.

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

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2016 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files:  The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2016,  is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014;  Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014;  Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and the Notes to the Consolidated Financial Statements.

(b)The exhibits required to be filed by this Item are listed under Item 15(a) 3, above.

(c)Not applicable.

_________________________

*  Management contract or compensatory plan or arrangement.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 10, 2017	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 10, 2017	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 10, 2017
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 10, 2017
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 10, 2017
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 10, 2017
John T. Cognetti, Secretary and Director

By:	/s/ David L. Tressler	March 10, 2017
David L. Tressler, Director

By:	/s/ Michael J. McDonald	March 10, 2017
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:		March 10, 2017
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 10, 2017
Brian J. Cali, Director

By:	/s/ Kristin Dempsey O’Donnell	March 10, 2017
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 10, 2017
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

*

11 Statement regarding computation of earnings per share. Included herein Note 14, “Earnings per Share”, contained within the Notes to Consolidated Financial Statements, and incorporated herein by reference.	81

12 Statement regarding computation of ratios. Included herein in Item 6, “Selected Financial Data”.	16

13 Annual Report to Shareholders. Incorporated by reference to the 2016 Annual Report to Shareholders filed with the SEC on Form ARS.	*

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2016, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014;  Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and the Notes to the Consolidated Financial Statements.

____________________________

*Incorporated by Reference