Form 10-Q
period 2017-03-31
FIDELITY D & D BANCORP INC
filed 2017-05-09
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________________

Commission file number: 333-90273

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:  IRS EMPLOYER IDENTIFICATION NO:

PENNSYLVANIA                                     23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2017, the latest practicable date, was 2,470,194 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2017

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$13,119	$12,856
Interest-bearing deposits with financial institutions	15,997	12,987
Total cash and cash equivalents	29,116	25,843
Available-for-sale securities	154,223	130,037
Federal Home Loan Bank stock	2,467	2,606
Loans and leases, net (allowance for loan losses of
$9,548 in 2017; $9,364 in 2016)	611,621	588,130
Loans held-for-sale (fair value $1,999 in 2017, $2,907 in 2016)	1,961	2,854
Foreclosed assets held-for-sale	1,239	1,306
Bank premises and equipment, net	17,026	17,164
Cash surrender value of bank owned life insurance	19,542	11,435
Accrued interest receivable	2,284	2,246
Goodwill	209	-
Other assets	12,998	11,323
Total assets	$852,686	$792,944
Liabilities:
Deposits:
Interest-bearing	$543,444	$492,306
Non-interest-bearing	190,482	211,153
Total deposits	733,926	703,459
Accrued interest payable and other liabilities	4,868	4,631
Short-term borrowings	14,699	4,223
Long-term debt	17,000	-
Total liabilities	770,493	712,313
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,470,194 in 2017; and 2,453,805 in 2016)	27,488	27,155
Retained earnings	53,306	52,095
Accumulated other comprehensive income	1,399	1,381
Total shareholders' equity	82,193	80,631
Total liabilities and shareholders' equity	$852,686	$792,944

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(dollars in thousands except per share data)	March 31, 2017	March 31, 2016
Interest income:
Loans and leases:
Taxable	$6,160	$5,815
Nontaxable	210	191
Interest-bearing deposits with financial institutions	6	22
Investment securities:
U.S. government agency and corporations	619	370
States and political subdivisions (nontaxable)	346	317
Other securities	25	21
Total interest income	7,366	6,736
Interest expense:
Deposits	586	580
Securities sold under repurchase agreements	7	8
Other short-term borrowings and other	57	10
Long-term debt	38	-
Total interest expense	688	598
Net interest income	6,678	6,138
Provision for loan losses	325	150
Net interest income after provision for loan losses	6,353	5,988
Other income:
Service charges on deposit accounts	543	488
Interchange fees	400	356
Fees from trust fiduciary activities	195	170
Fees from financial services	146	104
Service charges on loans	220	178
Fees and other revenue	210	197
Earnings on bank-owned life insurance	107	87
Gain on sale of loans	284	107
Total other income	2,105	1,687
Other expenses:
Salaries and employee benefits	3,085	2,875
Premises and equipment	985	918
Advertising and marketing	235	255
Professional services	398	389
FDIC assessment	65	125
Loan collection	60	44
Other real estate owned	37	22
Office supplies and postage	123	119
Automated transaction processing	174	127
Data processing and communication	303	188
PA shares tax	164	142
Other	168	184
Total other expenses	5,797	5,388
Income before income taxes	2,661	2,287
Provision for income taxes	681	586
Net income	$1,980	$1,701
Per share data:
Net income - basic	$0.80	$0.69
Net income - diluted	$0.80	$0.69
Dividends	$0.31	$0.27

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2017	2016

Net income	$1,980	$1,701

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale securities	27	1,084
Reclassification adjustment for net gains realized in income	-	-
Net unrealized gain	27	1,084
Tax effect	(9)	(369)
Unrealized gain, net of tax	18	715
Other comprehensive income, net of tax	18	715
Total comprehensive income, net of tax	$1,998	$2,416

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2017 and 2016
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			1,701		1,701
Other comprehensive income				715	715
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	5,855
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		84			84
Cash dividends declared			(667)		(667)
Balance, March 31, 2016	2,453,455	$26,909	$48,497	$2,903	$78,309

Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			1,980		1,980
Other comprehensive income				18	18
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	2,478	90			90
Issuance of common stock from vested restricted share grants through stock compensation plans	9,307
Issuance of common stock through exercise of stock options	519	15			15
Stock-based compensation expense		102			102
Cash dividends declared			(769)		(769)
Balance, March 31, 2017	2,470,194	$27,488	$53,306	$1,399	$82,193

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2017	2016

Cash flows from operating activities:
Net income	$1,980	$1,701
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	765	865
Provision for loan losses	325	150
Deferred income tax expense	403	556
Stock-based compensation expense	157	118
Excess tax benefit from exercise of stock options	1	-
Proceeds from sale of loans held-for-sale	11,002	6,563
Originations of loans held-for-sale	(7,697)	(5,738)
Earnings from bank-owned life insurance	(107)	(87)
Net gain from sales of loans	(284)	(107)
Net gain from sale and write-down of foreclosed assets held-for-sale	(7)	-
Change in:
Accrued interest receivable	(34)	8
Other assets	(1,788)	(2,245)
Accrued interest payable and other liabilities	120	(285)
Net cash provided by operating activities	4,836	1,499

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	-
Proceeds from maturities, calls and principal pay-downs	4,576	3,873
Purchases	(29,001)	(6,628)
Decrease in FHLB stock	139	700
Net increase in loans and leases	(24,728)	(1,446)
Purchase of life insurance policies	(8,000)	-
Acquisition of bank premises and equipment	(209)	(440)
Net cash acquired in acquisition of bank branch	11,817	-
Proceeds from sale of bank premises and equipment	6	-
Proceeds from sale of foreclosed assets held-for-sale	240	-
Net cash used in investing activities	(45,160)	(3,941)

Cash flows from financing activities:
Net increase in deposits	16,659	47,237
Net increase (decrease) in short-term borrowings	10,476	(15,439)
Proceeds from issuance of long-term debt advances	17,000	-
Proceeds from employee stock purchase plan participants	126	111
Exercise of stock options	15	14
Dividends paid, net of dividends reinvested	(679)	(667)
Net cash provided by financing activities	43,597	31,256
Net increase in cash and cash equivalents	3,273	28,814
Cash and cash equivalents, beginning	25,843	12,277

Cash and cash equivalents, ending	$29,116	$41,091

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$574	$577
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	27	1,084
Transfers from loans to foreclosed assets held-for-sale	167	691
Transfers from loans to loans held-for-sale	2,318	579
Acquisition of West Scranton Branch from Wayne Bank
Non-cash assets acquired:
Loans	$1,574
Bank premises and equipment	264
Goodwill	209
Accrued interest receivable and other assets	4
Total non-cash assets acquired	$2,051
Liabilities assumed:
Deposits	$13,809
Accrued interest payable and other liabilities	59
Total liabilities assumed	$13,868

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

For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the related consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2017 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2017 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of March 31, 2017 and December 31, 2016, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date.  Goodwill is recorded at its net carrying value which represents estimated fair value.  The goodwill is deductible for tax purposes over a 15 year period.

The Company maintains bank owned life insurance policies (BOLI) for a selected group of employees,  namely its officers where the Company is the owner and sole beneficiary of the policies.  The earnings from the BOLI are recognized as a component of other income in the consolidated statements of income.  The BOLI is an asset that can be liquidated, if necessary, with tax consequences.  However, the Company intends to hold these policies and accordingly, the Company has not provided for deferred taxes on the earnings from the increase in the cash surrender value.

The Company holds separate supplemental executive retirement (SERP) agreements for certain officers and an amount is credited to each participant’s SERP account monthly while they are actively employed by the bank until retirement.    A deferred tax asset is provided for the non-deductible SERP expense.  The Company also entered into separate split dollar life insurance arrangements with three executives providing post-retirement benefits and accrues monthly expense for this benefit.  Monthly expenses for the SERP and post-retirement split dollar life benefit are recorded as components of salaries and employee benefit expense on the consolidated statements of income.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  The areas for simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this update are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016.  Early adoption is permitted.  Amendments should be applied using either a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, retrospectively, prospectively, or using either a prospective transition method or a retrospective transition method.  The Company adopted this accounting standard during the first quarter of 2017 and does not expect this amendment to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) to simplify the test for goodwill impairment.  To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test.  Under the amendments in this update, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity should apply the amendments in his update on a prospective basis.  The amendments in this update are effective for the Company for its annual goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company will early adopt this standard and it will not have an impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities to amend the amortization period for certain purchased callable debt securities held at a premium.  The amendments in this update shorten the amortization period for the premium to the earliest call date.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company has adopted this standard and it will not have an effect on its consolidated financial statements.

3.  Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,381	$1,381

Other comprehensive income before reclassifications, net of tax	18	18
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	18	18
Ending balance	$1,399	$1,399

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

The amortized cost and fair value of investment securities at March 31, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2017
Available-for-sale securities:
Agency - GSE	$17,330	$43	$(117)	$17,256
Obligations of states and political subdivisions	42,142	1,920	(271)	43,791
MBS - GSE residential	92,336	793	(650)	92,479

Total debt securities	151,808	2,756	(1,038)	153,526

Equity securities - financial services	294	403	-	697

Total available-for-sale securities	$152,102	$3,159	$(1,038)	$154,223

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2016
Available-for-sale securities:
Agency - GSE	$18,362	$58	$(144)	$18,276
Obligations of states and political subdivisions	38,648	1,803	(260)	40,191
MBS - GSE residential	70,639	851	(553)	70,937

Total debt securities	127,649	2,712	(957)	129,404

Equity securities - financial services	294	339	-	633

Total available-for-sale securities	$127,943	$3,051	$(957)	$130,037

The amortized cost and fair value of debt securities at March 31, 2017 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$4,006	$4,011
Due after one year through five years	14,124	14,149
Due after five years through ten years	1,663	1,741
Due after ten years	39,679	41,146

Total debt securities	59,472	61,047

MBS - GSE residential	92,336	92,479

Total available-for-sale debt securities	$151,808	$153,526

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2017
Agency - GSE	$6,048	$(117)	$-	$-	$6,048	$(117)
Obligations of states and political subdivisions	11,051	(271)	-	-	11,051	(271)
MBS - GSE residential	61,193	(650)	-	-	61,193	(650)
Total	$78,292	$(1,038)	$-	$-	$78,292	$(1,038)
Number of securities	61		-		61

December 31, 2016
Agency - GSE	$6,032	$(144)	$-	$-	$6,032	$(144)
Obligations of states and political subdivisions	8,690	(260)	-	-	8,690	(260)
MBS - GSE residential	41,111	(553)	-	-	41,111	(553)
Total	$55,833	$(957)	$-	$-	$55,833	$(957)
Number of securities	48		-		48

The Company had sixty-one securities in an unrealized loss position at March 31, 2017, including six agency securities, thirty-three mortgage-backed securities and twenty-two municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at March 31, 2017:  1.90% for agencies; 1.05% for total MBS-GSE; and 2.39% for municipals. In addition, none of these securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of March 31, 2017, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at March 31, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Commercial and industrial	$118,003	$98,477
Commercial real estate:
Non-owner occupied	105,103	93,364
Owner occupied	99,209	106,960
Construction	3,789	3,987
Consumer:
Home equity installment	27,725	28,466
Home equity line of credit	52,398	51,609
Auto loans and leases	63,446	56,841
Other	6,250	13,301
Residential:
Real estate	138,102	134,475
Construction	7,657	10,496
Total	621,682	597,976
Less:
Allowance for loan losses	(9,548)	(9,364)
Unearned lease revenue	(513)	(482)

Loans and leases, net	$611,621	$588,130

Net deferred loan costs of $1.8 million have been included in the carrying values of loans at both March 31, 2017 and December 31, 2016, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $287.0 million as of March 31, 2017 and $285.2 million as of December 31, 2016.  Mortgage servicing rights amounted to $1.3 million both as of March 31, 2017 and December 31, 2016, respectively.

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

Non-accrual loans, segregated by class, at March 31, 2017 and December 31, 2016, were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016

Commercial and industrial	$4	$11
Commercial real estate:
Non-owner occupied	1,357	1,407
Owner occupied	3,903	3,078
Construction	182	193
Consumer:
Home equity installment	-	31
Home equity line of credit	798	737
Auto loans and leases	42	25
Other	-	6
Residential:
Real estate	1,565	1,882
Total	$7,851	$7,370

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of March 31, 2017, total TDRs amounted to $4.2 million, consisting of 14 loans (11 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 9 unrelated borrowers), of which two CRE loans, totaling $1.0 million,  one HELOC, totaling $0.6 million, and one residential mortgage, totaling $0.9 million, were on non-accrual status.  The March 31, 2017 balance represented a $0.9 million increase over the December 31, 2016 balance, which amounted to $3.3 million (consisting of 6 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 6 unrelated borrowers), of which the HELOC, totaling $0.6 million, and the residential mortgage, totaling $0.9 million, were on non-accrual status.  This increase in TDRs was attributed to the addition of the five accruing TDRs in the category of commercial real estate, totaling $0.9 million.  Of the TDRs outstanding as of March 31, 2017 and December 31, 2016, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the three months ended:
(dollars in thousands)	March 31, 2017			March 31, 2016

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	1	$119	$2	-	$-	$-
Commercial real estate - owner occupied	4	779	150	-	-	-
Consumer home equity line of credit	-	-	-	1	650	128
Total	5	$898	$152	1	$650	$128

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Three months ended March 31, 2017		Three months ended March 31, 2016

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Consumer home equity line of credit	-	$-	2	$156

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of March 31, 2017 and 2016, respectively, the allowance for impaired loans that have been modified in a TDR was $0.9 million and $0.8 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2017	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$191	$12	$4	$207	$117,796	$118,003		$-
Commercial real estate:
Non-owner occupied	139	130	1,357	1,626	103,477	105,103		-
Owner occupied	-	-	3,903	3,903	95,306	99,209		-
Construction	-	-	182	182	3,607	3,789		-
Consumer:
Home equity installment	99	78	-	177	27,548	27,725		-
Home equity line of credit	33	39	798	870	51,528	52,398		-
Auto loans and leases	311	101	79	491	62,442	62,933	(2)	37
Other	38	11	21	70	6,180	6,250		21
Residential:
Real estate	252	-	1,565	1,817	136,285	138,102		-
Construction	-	-	-	-	7,657	7,657		-
Total	$1,063	$371	$7,909	$9,343	$611,826	$621,169		$58
(1) Includes $7.9 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.5 million. (3) Includes net deferred loan costs of $1.8 million.

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

At March 31, 2017, impaired loans consisted of accruing TDRs of $1.7 million, $7.9 million in non-accrual loans and $1.6 million in accruing loans.  At December 31, 2016, impaired loans consisted of accruing TDRs of $1.8 million, $7.4 million in non-accrual loans and $2.2 million in accruing loans.  As of March 31, 2017, the non-accrual loans included four TDRs to three unrelated borrowers, totaling $2.5 million compared with two TDRs totaling $1.5 million as of December 31, 2016.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2017
Commercial and industrial	$224	$195	$29	$224	$183
Commercial real estate:
Non-owner occupied	3,197	2,651	425	3,076	1,114
Owner occupied	5,387	5,013	310	5,323	1,395
Construction	405	-	182	182	-
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	837	718	80	798	202
Auto loans and leases	42	41	1	42	12
Other	-	-	-	-	-
Residential:
Real estate	1,584	1,249	316	1,565	217
Construction	-	-	-	-	-
Total	$11,709	$9,867	$1,343	$11,210	$3,123

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2016
Commercial and industrial	$235	$206	$29	$235	$193
Commercial real estate:
Non-owner occupied	3,346	2,611	405	3,016	993
Owner occupied	5,363	4,351	876	5,227	1,389
Construction	416	-	193	193	-
Consumer:
Home equity installment	64	-	31	31	-
Home equity line of credit	778	650	87	737	167
Auto	25	25	-	25	3
Other	6	6	-	6	1
Residential:
Real estate	1,949	1,466	416	1,882	315
Construction	-	-	-	-	-
Total	$12,182	$9,315	$2,037	$11,352	$3,061

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

	March 31, 2017			March 31, 2016
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$367	$-	$-	$675	$6	$-
Commercial real estate:
Non-owner occupied	4,302	35	-	3,859	24	-
Owner occupied	4,527	30	-	2,825	38	-
Construction	200	-	-	234	-	-
Consumer:
Home equity installment	45	-	-	195	2	-
Home equity line of credit	873	-	-	606	11	-
Auto	30	-	-	29	-	-
Other	5	1	-	9	-	-
Residential:
Real estate	1,150	8	-	671	2	-
Construction	-	-	-	-	-	-
Total	$11,499	$74	$-	$9,103	$83	$-

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

The following table presents loans including $1.8 million and $1.8 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2017 and December 31, 2016, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	March 31, 2017
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$116,782	$461	$760	$-	$118,003
Commercial real estate - non-owner occupied	96,838	679	7,586	-	105,103
Commercial real estate - owner occupied	91,794	1,317	6,098	-	99,209
Commercial real estate - construction	3,607	-	182	-	3,789
Total commercial	$309,021	$2,457	$14,626	$-	$326,104

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	March 31, 2017
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$27,725	$-	$27,725
Home equity line of credit	51,600	798	52,398
Auto loans and leases (1)	62,854	79	62,933
Other	6,229	21	6,250
Total consumer	$148,408	$898	$149,306
Residential
Real estate	$136,537	$1,565	138,102
Construction	7,657	-	7,657
Total residential	$144,194	$1,565	$145,759
Total consumer & residential	$292,602	$2,463	$295,065

(1)Net of unearned lease revenue of $0.5 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2016
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$97,308	$479	$690	$-	$98,477
Commercial real estate - non-owner occupied	83,962	1,811	7,591	-	93,364
Commercial real estate - owner occupied	99,981	1,075	5,904	-	106,960
Commercial real estate - construction	3,794	-	193	-	3,987
Total commercial	$285,045	$3,365	$14,378	$-	$302,788

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2016
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$28,435	$31	$28,466
Home equity line of credit	50,872	737	51,609
Auto loans and leases (2)	56,315	44	56,359
Other	13,295	6	13,301
Total consumer	$148,917	$818	$149,735
Residential
Real estate	$132,593	$1,882	$134,475
Construction	10,496	-	10,496
Total residential	$143,089	$1,882	$144,971
Total consumer & residential	$292,006	$2,700	$294,706

(2)Net of unearned lease revenue of $0.5 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	-	(67)	(76)		(38)	-	(181)
Recoveries	2	10	28		-	-	40
Provision	186	273	(55)		(65)	(14)	325
Ending balance	$1,263	$4,922	$1,731		$1,519	$113	$9,548
Ending balance: individually evaluated for impairment	$183	$2,509	$214		$217	$-	$3,123
Ending balance: collectively evaluated for impairment	$1,080	$2,413	$1,517		$1,302	$113	$6,425
Loans Receivables:
Ending balance (2)	$118,003	$208,101	$149,306	(1)	$145,759	$-	$621,169
Ending balance: individually evaluated for impairment	$224	$8,581	$840		$1,565	$-	$11,210
Ending balance: collectively evaluated for impairment	$117,779	$199,520	$148,466		$144,194	$-	$609,959

(1) Net of unearned lease revenue of $0.5 million.    (2) Includes $1.8 million of net deferred loan costs.

As of and for the year ended December 31, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(224)	(592)	(504)		(60)	-	(1,380)
Recoveries	55	37	100		-	-	192
Provision	(92)	247	705		275	(110)	1,025
Ending balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Ending balance: individually evaluated for impairment	$193	$2,382	$171		$315	$-	$3,061
Ending balance: collectively evaluated for impairment	$882	$2,324	$1,663		$1,307	$127	$6,303
Loans Receivables:
Ending balance (2)	$98,477	$204,311	$149,735	(1)	$144,971	$-	$597,494
Ending balance: individually evaluated for impairment	$235	$8,436	$799		$1,882	$-	$11,352
Ending balance: collectively evaluated for impairment	$98,242	$195,875	$148,936		$143,089	$-	$586,142

(1) Net of unearned lease revenue of $0.5 million.  (2) Includes $1.8 million of net deferred loan costs.

As of and for the three months ended March 31, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533	$1,407	$237	$9,527
Charge-offs	(14)	(85)	(175)	(60)	-	(334)
Recoveries	9	4	28	-	-	41
Provision	309	(350)	292	32	(133)	150
Ending balance	$1,640	$4,583	$1,678	$1,379	$104	$9,384

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three months ended March 31, 2017 and 2016, there were 5,784 and 1,638 potentially dilutive shares related to issued and unexercised stock options and SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 2,979 and 4,983 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2017 and 2016, respectively.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options and SSARs and unvested restricted stock.  Under the treasury stock method, the assumed proceeds, as defined, received from shares issued in a hypothetical stock option exercise or restricted stock grant, are assumed to be used to purchase treasury stock.  Proceeds include: amounts received from the exercise of outstanding stock options and compensation cost for future service that the Company has not yet recognized in earnings.  The Company does not consider awards from share-based grants in the computation of basic EPS.

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2017	2016
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$1,980	$1,701
Weighted-average common shares outstanding	2,464,384	2,450,771
Basic EPS	$0.80	$0.69

Diluted EPS:
Net income available to common shareholders	$1,980	$1,701
Weighted-average common shares outstanding	2,464,384	2,450,771
Potentially dilutive common shares	8,763	6,621
Weighted-average common and potentially dilutive shares outstanding	2,473,147	2,457,392
Diluted EPS	$0.80	$0.69

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

In each of the 2012 stock incentive plans, the Company has reserved 500,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance and in February 2017 based on 2016 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2017 and 2016 under the 2012 stock incentive plans:

	March 31, 2017			March 31, 2016
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(2)	$39.25	5,600	(1)	$32.40
Omnibus plan	3,165	(3)	35.90	3,155	(3)	29.22
Omnibus plan	50	(1)	39.25	50	(1)	31.50
Total	8,815		$38.05	8,805		$31.26

(1) Vest after 1 year  (2) Vest after 2 years – 50% each year    (3) Vest after 3 years – 33% each year

The fair value of the 3,165 shares granted on February 7, 2017 was calculated using the grant date stock price with a discount valuation.  The Chaffe model was used to calculate the discount. Since the shares vest over three years and then have a further two-year holding period, the historical volatility of the five years prior to the issue date was used to estimate volatility.  The five year treasury yield was used as the interest rate. The Company does pay a dividend, but since the shareholder will receive the dividends during vesting and the post-vest restriction period, no dividend yield was used in the calculation as not to inflate the discount.  The grant date stock price was $39.25 and the discount of 8.548% was calculated using an interest rate of 1.841% and a 5 year historical volatility of 18.556%.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2016	5,600	9,040	14,640	$30.47
Granted	5,600	3,215	8,815	38.05
Forfeited	-	-	-
Vested	(5,600)	(3,707)	(9,307)	30.57
Non-vested balance at March 31, 2017	5,600	8,548	14,148	$35.36

The Company granted 16,229 SSARs under the Omnibus Plan on February 7, 2017.  The Company estimated the fair value of SSARs using the Black-Scholes-Merton valuation model on the grant date.  The Company used the following assumptions: the risk-free interest rate is the rate equivalent to the expected term of the option interpolated from the U.S. Treasury Yield Curve on the valuation date and historical volatility is calculated by taking the standard deviation of historical returns using weekly and monthly data.  The fair value of these SSARs was $7.58 per share, based on a risk-free interest rate of 2.386%, a dividend yield of 3.110% and a volatility of 23.434% using an expected term of ten years.

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2016	19,341	$5.21	9.1
Granted	16,229	7.58	10.0
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2017	35,570	$6.29	9.3

Of  the SSARs outstanding at March 31, 2017, 6,447 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2017 and 2016 and the unrecognized stock-based compensation expense as of March 31, 2017:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Stock-based compensation expense:
Director stock incentive plan	$34	$39
Omnibus stock incentive plan	45	31
Employee stock purchase plan	23	15
Total stock-based compensation expense	$102	$85

In addition, during the first quarter of 2017 the Company accrued $55 thousand in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.  The Company accrued $34 thousand in stock-based compensation expense during the first quarter of 2016.

As of
(dollars in thousands)	March 31, 2017
Unrecognized stock-based compensation expense:
Director plan	$201
Omnibus plan	429
Total unrecognized stock-based compensation expense	$630

The unrecognized stock-based compensation expense as of March 31, 2017 will be recognized ratably over the periods ended January 2019 and January 2020 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the three months ended March 31, 2017 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2016	15,000	$28.67	1.0
Granted	-	-
Exercised	(519)	28.90
Forfeited	-	-
Outstanding and exercisable, March 31, 2017	14,481	$28.66	0.8

During the first quarter of 2017, there were 519 stock options exercised at a price of $28.90 per share.  The intrinsic value of these stock options was $2,891.  The tax deduction realized from the exercise of these options was $1,959.  During the first quarter of 2016, there were 500 stock options exercised at a price of $27.75 per share.  The intrinsic value of these stock options was $2,585 and the tax deduction realized from the exercise of these options was $808.  The Company has not issued stock options since 2008.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2017,  46,467 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$29,116	$29,116	$29,116	$-	$-
Available-for-sale securities	154,223	154,223	697	153,526	-
FHLB stock	2,467	2,467	-	2,467	-
Loans and leases, net	611,621	616,689	-	-	616,689
Loans held-for-sale	1,961	1,999	-	1,999	-
Accrued interest receivable	2,284	2,284	-	2,284	-
Financial liabilities:
Deposits with no stated maturities	631,806	631,806	-	631,806	-
Time deposits	102,120	101,241	-	101,241	-
Short-term borrowings	14,699	14,699	-	14,699	-
Long-term debt	17,000	16,931	-	16,931	-
Accrued interest payable	295	295	-	295	-

December 31, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,843	$25,843	$25,843	$-	$-
Available-for-sale securities	130,037	130,037	633	129,404	-
FHLB stock	2,606	2,606	-	2,606	-
Loans and leases, net	588,130	590,688	-	-	590,688
Loans held-for-sale	2,854	2,907	-	2,907	-
Accrued interest receivable	2,246	2,246	-	2,246	-
Financial liabilities:
Deposits with no stated maturities	610,706	610,706	-	610,706	-
Time deposits	92,753	91,969	-	91,969	-
Short-term borrowings	4,223	4,223	-	4,223	-
Accrued interest payable	181	181	-	181	-

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

Loans and leases:  The fair value of loans is estimated by the net present value of the future expected cash flows discounted at current offering rates for similar loans.  Current offering rates consider, among other things, credit risk.  The carrying value that fair value is compared to is net of the allowance for loan losses and since there is significant judgment included in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.  The $1.6 million net carrying value of loans acquired through the Wayne Bank branch acquisition approximates the fair value of the loans.

Loans held-for-sale:  The fair value of loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

Certificates of deposit:  The fair value of certificates of deposit is based on discounted cash flows using rates which approximate market rates for deposits of similar maturities.  The fair value of $11.5 million in certificates of deposit acquired through the Wayne Bank branch acquisition represents the estimated fair value of these deposits.

Long-term debt:  Fair value is estimated using the rates currently offered for similar borrowings.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$17,256	$-	$17,256	$-
Obligations of states and political subdivisions	43,791	-	43,791	-
MBS - GSE residential	92,479	-	92,479	-
Equity securities - financial services	697	697	-	-
Total available-for-sale securities	$154,223	$697	$153,526	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,276	$-	$18,276	$-
Obligations of states and political subdivisions	40,191	-	40,191	-
MBS - GSE residential	70,937	-	70,937	-
Equity securities - financial services	633	633	-	-
Total available-for-sale securities	$130,037	$633	$129,404	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending March 31, 2017 and December 31, 2016, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2017 and December 31, 2016, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,744	$-	$-	$6,744
Other real estate owned	812	-	-	812
Total	$7,556	$-	$-	$7,556

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,254	$-	$-	$6,254
Other real estate owned	872	-	-	872
Total	$7,126	$-	$-	$7,126

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

At March 31, 2017 and  December 31, 2016, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -18.03% to -56.10% and from -22.72% to -57.49% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -26.35% and -32.47% as of March 31, 2017 and December 31, 2016, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2017 and December 31, 2016, the discounts applied to the appraised values of ORE ranged from -21.74% to -99.00% and -21.74% to -99.00%, respectively.  As of March 31, 2017 and December 31, 2016, the weighted-average of discount to the appraisal values of ORE amounted to -31.60% and -32.38%, respectively.

As of March 31, 2017, the Company had one automobile in other repossessed assets with a balance of $1 thousand and as of December 31, 2016, the Company had another automobile in other repossessed assets with a balance of $8 thousand.  There were no adjustments to the carrying value of these automobiles.

9.  Acquisition

On March 17, 2017, the Company completed the acquisition of the West Scranton branch of Wayne Bank, the wholly owned banking subsidiary of Norwood Financial Corp., pursuant to the terms of the Branch Purchase and Deposit Assumption Agreement dated September 29, 2016.  The Company purchased all of the deposit liabilities associated with the branch, certain loans, and the branch real estate, and immediately closed the branch and consolidated the acquired deposits and loans into its nearby West Scranton branch office.  The Company expects this transaction to expand its customer base in West Scranton.

The transaction has been accounted for using the acquisition method of accounting.  The acquired assets and assumed liabilities were recorded at book value which also represented estimated fair value at the date of acquisition.  Management made significant estimates and exercised significant judgement in estimating fair value, but the fair value adjustments were deemed immaterial to the financial statements.

The Company recognized $34 thousand of acquisition-related costs during the first quarter of 2017.  These costs are being expensed as incurred and are presented in non-interest expenses on the consolidated statements of income.  Costs incurred in 2017 consist principally of legal fees and professional fees.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(dollars in thousands)	March 17, 2017

Cash and cash equivalents	$11,817
Loans	1,574
Bank premises and equipment	264
Goodwill	209
Accrued interest receivable and other assets	4
Total assets acquired	$13,868

Deposits	$13,809
Accrued interest payable and other liabilities	59
Total liabilities assumed	$13,868

The Company acquired $1.6 million in residential and consumer loans.  None of the loans that were acquired had evidence of credit quality deterioration.

The Company recorded goodwill associated with the acquisition of the West Scranton branch of Wayne bank totaling $0.2 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the three months ended March 31, 2017.  For income tax purposes, goodwill will be deducted over a 15 year period.

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $19.5 million and $11.4 million, respectively, as of March 31, 2017 and December 31, 2016 and is reflected as an asset on the consolidated balance sheets.  As of March 31, 2017 and 2016, the Company has recorded income of $107 thousand and $87 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of March 31, 2017, the policies had total death benefits of $20.3 million of which $3.9 million would have been paid to the officer’s beneficiaries and the remaining $16.4 million would have been paid to the Bank.  In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of March 31, 2017, the Company has accrued expenses of $3 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of March 31, 2017, the Company has accrued expenses of $38 thousand in connection with the SERP.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2017 compared to December 31, 2016 and a comparison of the results of operations for the three months ended March 31, 2017 and 2016.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2016 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  The Company is constructing a new branch in Dallas, PA in order to expand our presence in Luzerne County.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points during March 2017.  Expectations are for short-term rates to rise twice more this year, potentially pressuring deposit rate pricing.  The national unemployment rate for March 2017 was 4.5%, down from 4.7% at December 2016.  However,  the unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) increased during the first quarter of 2017 and continued to lag behind the unemployment rates of the state and nation.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at March 31, 2017 was 6.1%, an increase of 0.7 percentage points from 5.4% at December 31, 2016.   During the first quarter of 2017, there was an increase in the number of people that were unemployed which caused the unemployment rate to rise.  Seasonal fluctuations in unemployment are expected.  On the upside, the local unemployment rate decreased year-over-year from 6.6% as of March 31, 2016.    The median home values in the region have gone up 2.2% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 2.4% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2016 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us began on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts that the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

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

Comparison of the results of operations

Three months ended March 31, 2017 and 2016

Overview

During the first quarter of 2017, the Company generated net income of $2.0 million, or $0.80 per diluted share, an increase of $0.3 million, or 16%, over the $1.7 million, or $0.69 per diluted share, generated during the first quarter of 2016.  The increase was due to higher net interest income and non-interest income partially offset by additional non-interest expenses and a higher provision for loan losses.

Return on average assets (ROA) was 0.99% and 0.92% for the first quarters of 2017 and 2016, respectively.  Return on average shareholders’ equity (ROE) was 9.85% and 8.83% for the first quarters of 2017 and 2016, respectively.  ROA and ROE both increased because of net income growth.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.5 million, or 9%, to $6.6 million for the quarter ended March 31, 2017 from $6.1 million for the quarter ended March 31, 2016,  due to higher interest income produced by the addition of $63.9 million in total average interest-earning assets.  The loan portfolio experienced average balance growth of $54.9 million which had the effect of producing $0.4 million more interest income despite the negative impact of an eleven basis point lower yield earned thereon.  All of the loan portfolios contributed to the increase.  Higher average balances of higher-yielding securities produced $0.3 million in additional interest income from investments.  On the liability side, an increase of $37.0 million in average borrowings bumped up interest expense $0.1 million.  Total interest-bearing deposits grew $6.7 million on average but interest expense on deposits was relatively unchanged.

The fully-taxable equivalent (FTE) net interest rate spread was 3.58% for both the first quarter of 2017 and the first quarter of 2016.  The spread remained steady because higher yielding securities caused the total yield on interest-earning assets to increase by four basis points while an increase in borrowings caused rate paid on interest-bearing liabilities to increase by the same amount.  The fully-taxable equivalent (FTE) net interest rate margin increased by two basis points for the first quarter of 2017 compared to the first quarter of 2016.  Margin growth resulted from a higher-yielding larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased two basis points for the first quarter of 2017 compared to the first quarter of 2016.  The main reason for the increase was an increase in average borrowings.

During 2017, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for 2017, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC)  increased the short-term federal funds rate in both 2015 and 2016 and again in March 2017, but it had a minimal effect on rates paid on funding sources.  The focus for 2017 is to manage net interest income after years of a sustained low interest rate environment by maintaining a reasonable spread.  Interest expense is projected to increase for 2017 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 50 basis points for the three months ended March 31, 2017 and 46 basis points for the three months ended March 31, 2016, respectively.  The four basis point increase was due to an increase of $37.0 million in average borrowings.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact and it is unlikely in the short-term.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2017.  Competition could pressure banks to increase deposit rates.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points in March 2017.  If  rates continue to rise in 2017, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $108 thousand and $113 thousand for the first quarters of 2017 and 2016, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2017			March 31, 2016
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,070	$6	1.14%	$16,740	$22	0.53%
Investments:
Agency - GSE	18,291	63	1.41	18,450	53	1.15
MBS - GSE residential	85,541	556	2.63	68,661	317	1.86
State and municipal (nontaxable)	40,171	545	5.50	34,979	496	5.70
Other	3,512	26	3.06	1,707	23	5.46
Total investments	147,515	1,190	3.27	123,797	889	2.89
Loans and leases:
Commercial and commercial real estate (taxable)	291,997	3,213	4.46	278,003	3,068	4.44
Commercial and commercial real estate (nontaxable)	29,031	319	4.45	27,200	290	4.28
Consumer	94,037	1,002	4.32	65,603	911	5.58
Residential real estate	197,517	1,945	3.99	186,905	1,836	3.95
Total loans and leases	612,582	6,479	4.29	557,711	6,105	4.40
Federal funds sold	-	-	-	-	-	-
Total interest-earning assets	762,167	7,675	4.08%	698,248	7,016	4.04%
Non-interest earning assets	51,916			48,581
Total assets	$814,083			$746,829

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$177,161	$165	0.38%	$154,628	$102	0.26%
Savings and clubs	122,849	38	0.13	117,256	37	0.13
MMDA	115,928	179	0.63	127,635	217	0.68
Certificates of deposit	93,650	204	0.88	103,399	224	0.87
Total interest-bearing deposits	509,588	586	0.47	502,918	580	0.46
Repurchase agreements	13,674	7	0.22	14,710	8	0.22
Borrowed funds	39,471	95	0.97	2,434	10	1.55
Total interest-bearing liabilities	562,733	688	0.50%	520,062	598	0.46%
Non-interest bearing deposits	164,340			144,890
Non-interest bearing liabilities	5,501			4,396
Total liabilities	732,574			669,348
Shareholders' equity	81,509			77,481
Total liabilities and shareholders' equity	$814,083			$746,829
Net interest income - FTE		$6,987			$6,418

Net interest spread			3.58%			3.58%
Net interest margin			3.72%			3.70%
Cost of funds			0.38%			0.36%

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

	Three months ended March 31,
(dollars in thousands)	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(29)	$13	$(16)	$(6)	$12	$6
Investments:
Agency - GSE	-	11	11	8	(5)	3
MBS - GSE residential	88	150	238	69	38	107
State and municipal	43	(14)	29	4	-	4
Other	15	(11)	4	5	(61)	(56)
Total investments	146	136	282	86	(28)	58
Loans and leases:
Residential real estate	91	18	109	133	(24)	109
Commercial and CRE	136	28	164	342	(83)	259
Consumer	326	(235)	91	(13)	13	-
Total loans and leases	553	(189)	364	462	(94)	368
Federal funds sold	-	-	-	-	-	-
Total interest income	670	(40)	630	542	(110)	432

Interest expense:
Deposits:
Interest-bearing checking	15	48	63	17	12	29
Savings and clubs	2	(1)	1	2	(16)	(14)
Money market	(21)	(17)	(38)	16	8	24
Certificates of deposit	(23)	3	(20)	4	(20)	(16)
Total deposits	(27)	33	6	39	(16)	23
Repurchase agreements	(1)	-	(1)	(1)	1	-
Borrowed funds	90	(5)	85	(63)	(59)	(122)
Total interest expense	62	28	90	(25)	(74)	(99)
Net interest income	$608	$(68)	$540	$567	$(36)	$531

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2017 and 2016, the Company recorded a provision for loan losses of $0.3 million and $0.1 million, respectively.  The provision increased $0.2 million during comparable periods because of approximately $66 million growth in gross loans, combined with increased environmental factors and specific reserves held for impaired loans.  At the same time, non-performing loans as a percentage of total loans fell 33 basis points to 1.27% at March 31, 2017 from 1.60% at March 31, 2016, indicating improvement in year-over-year asset quality.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the first quarter of 2017, non-interest income amounted to $2.1 million, an increase of $0.4 million from the $1.7 million recorded for the first quarter of 2016.  The increase was primarily due to $0.2 million more gains on the sale of loans from a higher number of loans sold and a large gain recognized on a sold commercial loan.  Increases in service charges on deposit accounts, interchange fees, fees from financial services and service charges on loans added another $0.2 million combined to non-interest income.

Other operating expenses

For the three months ended March 31, 2017, non-interest expenses increased $0.4 million, or 8%, compared to the three months ended March 31, 2016, from $5.4 million to $5.8 million.  Salaries and employee benefits increased $0.2 million, from $2.9 million for the first quarter of 2016 to $3.1 million for the same 2017 period.  The increase stems from select staff additions or replacements to previously vacant positions, annual merit increases, one-time salary increases awarded to certain employees in the normal course of performance management, higher share-based compensation expense and additional expenses for a retirement benefit plan that was implemented in the first quarter of 2017.  Data processing and communications increased $0.1 million due to additional costs related to a new integrated dealer lending program and higher data center costs incurred during 2017.  Premises and equipment increased $67 thousand, or 7%, due to additional expenses for snow removal during the first quarter of 2017 and building maintenance.  Automated transaction processing also increased $47 thousand for the quarter ended March 31, 2017 compared to the 2016 like period due to expenses incurred related to updating customer debit cards with the new chip technology and more ATM activity during the first quarter of 2017.  Partially offsetting these increases was a $60 thousand decrease in the FDIC assessment.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at March 31, 2017 and 2016 were 1.88% and 1.99%, respectively.  The expense ratio decreased due to higher average assets which were able to absorb the higher non-interest expenses.  The efficiency ratio also decreased from 66.49% at March 31, 2016 to 64.33% at March 31, 2017 due to higher income.

Comparison of financial condition at

March 31, 2017 and December 31, 2016

Overview

Consolidated assets increased $59.7 million, or 8%, to $852.6 million as of March 31, 2017 from $792.9 million at December 31, 2016.  The increase in assets occurred in the loan and investment portfolios and bank owned life insurance utilizing growth in deposits of $30.5 million, borrowings of $27.5 million and $1.2 million in retained earnings, net of dividends declared.

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

As of March 31, 2017, the carrying value of investment securities amounted to $154.2 million, or 18% of total assets, compared to $130.0 million, or 16% of total assets, at December 31, 2016.  On March 31, 2017, 60% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2017.  The AFS securities were recorded with a net unrealized gain of $2.1 million both as of March 31, 2017 and December 31, 2016, or a net gain of $27 thousand during the first three months of 2017.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of March 31, 2017, the Company had $155.6 million in public deposits, or 21% of total deposits.  These public deposits require the Company to maintain pledged securities.  As of March 31, 2017, the balance of pledged securities required for deposit and repurchase agreement accounts was $139.1 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the three months ended March 31, 2017, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first quarter of 2017, the carrying value of total investments increased $24.2 million, or 19%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.  During the first quarter of 2017, the Company purchased approximately $20 million of securities, primarily MBS - GSE residential, funded by $10 million in debt maturing in two years and another $10 million in borrowings laddered out from six months to one year matching a spread expected to produce a suitable after-tax return.

A comparison of investment securities at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$92,479	60.0%	$70,937	54.5%
State & municipal subdivisions	43,791	28.4	40,191	30.9
Agency - GSE	17,256	11.2	18,276	14.1
Equity securities - financial services	697	0.4	633	0.5
Total	$154,223	100.0%	$130,037	100.0%

As of March 31, 2017, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at March 31, 2017 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$2,110	3.84%	$4,870	3.59%	$85,499	3.30%	$92,479	3.33%
State & municipal subdivisions	-	-	903	6.44	1,741	5.68	41,147	5.09	43,791	5.14
Agency - GSE	4,011	1.21	13,245	1.48	-	-	-	-	17,256	1.42
Total debt securities	$4,011	1.21%	$16,258	2.02%	$6,611	4.14%	$126,646	3.87%	$153,526	3.61%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The balance in FHLB stock was $2.5 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively.  During 2017, the balance of FHLB stock is expected to increase to support anticipated borrowing activities.

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

As of March 31, 2017 and December 31, 2016, loans HFS consisted of residential mortgages with carrying amounts of $2.0 million and $2.9 million, respectively, which approximated their fair values.  During the three months ended March 31, 2017, residential mortgage loans with principal balances of $8.5 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $6.5 million and $0.1 million, respectively during the three months ended March 31, 2016.  During 2017, the Company also sold one SBA guaranteed loan with a principal balance of $2.4 million and recognized a net gain on the sale of $0.1 million.  The Company did not sell any SBA guaranteed loans in 2016.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At March 31, 2017 and December 31, 2016, the servicing portfolio balance of sold residential mortgage loans was $287.0 million and $285.2 million, respectively.  At March 31, 2017 and December 31, 2016, the servicing portfolio balance of sold SBA loans was $6.3 million and $4.1 million, respectively.

Loans and leases

For the quarter ended March 31, 2017, the overall loan portfolio had growth of $23.7 million, or 4%.  This growth was primarily attributed to commercial and industrial loans ($19.5 million),  auto loans and leases ($6.6 million) and residential real estate loans ($3.6 million).  Management continues to anticipate growth, but at a slower pace than the first quarter of 2017.  The Company expects overall portfolio growth for 2017, after an anticipated pay-off of a large CRE credit and the expected selling of loan participations.

Growth will occur from a continuation of the partnership between credit and the relationship managers as well as utilizing the team approach between branch personnel, business services and relationship managers who have the common goal of becoming trusted financial advisors and exceeding customer expectations.

Commercial and industrial and commercial real estate

Compared to year-end 2016, the commercial and industrial (C&I) loan portfolio increased $19.5 million, or 20%, in the first quarter of 2017.  The major contributors to this growth were credit facilities to several municipalities.  The commercial real estate (CRE) loan portfolio was up $3.8 million, or 2%, from $204.3 million at December 31, 2016 to $208.1 million at March 31, 2017 which was attributable to the normal course of business.  Our original estimate for anticipated growth in the commercial portfolio remains at 4%.

Consumer

The consumer loan portfolio remained relatively flat at approximately $150.0 million in total as continued growth of $6.6 million in auto loans and leases was offset by a $7.1 million decrease in other loans.  The decrease in other loans was due to a temporary overdraft at the end of 2016 funded by a C&I loan in January 2017.  Additionally, a slight reduction in home equity installment loans outstanding was offset by growth in home equity lines of credit.

Residential

The residential loan portfolio grew $0.8 million, or 1%, from $145.0 million at December 31, 2016 to $145.8 million at March 31, 2017.  The allocation of the portfolio shifted as noted by a $2.8 million reduction in construction mortgages and an increase of $3.6 million in real estate mortgages which make up approximately 95% of this category.

The composition of the loan portfolio at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$118,003	19.0%	$98,477	16.5%
Commercial real estate:
Non-owner occupied	105,103	16.9	93,364	15.6
Owner occupied	99,209	16.0	106,960	17.8
Construction	3,789	0.6	3,987	0.7
Consumer:
Home equity installment	27,725	4.5	28,466	4.8
Home equity line of credit	52,398	8.4	51,609	8.6
Auto and leases	63,446	10.2	56,841	9.5
Other	6,250	1.0	13,301	2.2
Residential:
Real estate	138,102	22.2	134,475	22.5
Construction	7,657	1.2	10,496	1.8
Gross loans	621,682	100.0%	597,976	100.0%
Less:
Allowance for loan losses	(9,548)		(9,364)
Unearned lease revenue	(513)		(482)
Net loans	$611,621		$588,130

Loans held-for-sale	$1,961		$2,854

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

Through March 31, 2017, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Net charge-offs were $0.1 million as of March 31, 2017, $1.2 million for the year ended December 31, 2016 and $0.3 million as of March 31, 2016.  During the period ended March 31, 2017, no specific loan class significantly underperformed as charge-offs were taken across a variety of consumer, commercial and residential loans.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.5 million as of March 31, 2017, and $9.4 million both as of December 31, 2016 and March 31, 2016.   Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016

Balance at beginning of period	$9,364		$9,527		$9,527

Charge-offs:
Commercial and industrial	-		(224)		(14)
Commercial real estate	(67)		(592)		(85)
Consumer	(76)		(504)		(175)
Residential	(38)		(60)		(60)
Total	(181)		(1,380)		(334)

Recoveries:
Commercial and industrial	2		55		9
Commercial real estate	10		37		4
Consumer	28		100		28
Residential	-		-		-
Total	40		192		41
Net charge-offs	(141)		(1,188)		(293)
Provision for loan losses	325		1,025		150
Balance at end of period	$9,548		$9,364		$9,384

Allowance for loan losses to total loans	1.54%		1.57%		1.69%
Net charge-offs to average total loans outstanding	0.09%		0.21%		0.21%
Average total loans	$612,582		$568,953		$557,711
Loans 30 - 89 days past due and accruing	$1,434		$2,241		$2,390
Loans 90 days or more past due and accruing	$58		$19		$619
Non-accrual loans	$7,851		$7,370		$8,306
Allowance for loan losses to loans 90 days or more past due and accruing	164.62	x	492.84	x	15.16
Allowance for loan losses to non-accrual loans	1.22	x	1.27	x	1.13	x
Allowance for loan losses to non-performing loans	1.21	x	1.27	x	1.05	x

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

	March 31, 2017		December 31, 2016		March 31, 2016
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,922	34%	$4,706	34%	$4,583	36%
Commercial and industrial	1,263	19	1,075	17	1,640	19
Consumer	1,731	24	1,834	25	1,678	20
Residential real estate	1,519	23	1,622	24	1,379	25
Unallocated	113	-	127	-	104	-
Total	$9,548	100%	$9,364	100%	$9,384	100%

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At March 31, 2017, non-performing assets represented 1.28% of total assets compared with 1.33% as of December 31, 2016 and 1.77% as of March 31, 2016, as a result of a reduction in accruing TDRs by $1.1 million and ORE by $0.5 million over the twelve month period ending March 31, 2017.  There was also a net reduction in non-accrual loans over the same twelve month period, from $8.3 million as of March 31, 2016 to $7.9 million as of March 31, 2017.  The net reduction in non-accrual loans occurred in the second quarter of 2016 and was primarily the result of the payoff of one large commercial real estate loan for $5.0 million and the addition of two other commercial real estate loans totaling $3.1 million. Most of the non-performing loans are collateralized, thereby mitigating the Company’s potential for loss.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2017	December 31 2016	March 31, 2016

Loans past due 90 days or more and accruing	$58	$19	$619
Non-accrual loans *	7,851	7,370	8,306
Total non-performing loans	7,909	7,389	8,925
Troubled debt restructurings	1,745	1,823	2,857
Other real estate owned and repossessed assets	1,239	1,306	1,766
Total non-performing assets	$10,893	$10,518	$13,548

Total loans, including loans held-for-sale	$623,130	$600,348	$557,293
Total assets	$852,686	$792,944	$763,382
Non-accrual loans to total loans	1.26%	1.23%	1.49%
Non-performing loans to total loans	1.27%	1.23%	1.60%
Non-performing assets to total assets	1.28%	1.33%	1.77%

* In the table above, the amount includes non-accrual TDRs of $2.5 million as of March 31, 2017, $1.5 million as of December 31, 2016 and $0.2 million as of March 31, 2016.

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

Non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased $1.0 million, or 11%, from $8.9 million at March 31, 2016  to $7.9 million at March 31, 2017.  This decrease is attributed to the payoff of one large non-accrual loan in the commercial real estate portfolio and reduction of over 90 day delinquent loans by $0.6 million.  Compared to December 31, 2016,  non-performing loans increased $0.5 million to $7.9 million as of March 31, 2017 as a result of the addition of two commercial real estate loans into non-accrual status.  At March 31, 2017, the portion of accruing loans that was over 90 days past due totaled $58 thousand and consisted of 7 loans to 7 unrelated borrowers ranging from $1 thousand to $20 thousand.  At December 31, 2016, the portion of accruing loans that was over 90 days past due totaled $19 thousand and consisted of 4 auto loans with recourse to four unrelated borrowers, ranging from $1 thousand to $9 thousand.  At March 31, 2016, the portion of accruing loans that was over 90 days past due totaled $0.6 million and consisted of nine loans to nine unrelated borrowers ranging from less than $6 thousand to $0.2 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

At March 31, 2017, there were 41 loans to 31 unrelated borrowers ranging from less than $1 thousand to $2.3 million in the non-accrual category.  At December 31, 2016, there were 46 loans to 39 unrelated borrowers ranging from less than $1 thousand to $2.3 million in the non-accrual category.  Non-accrual loans increased during the period ending March 31, 2017 for the following reasons:  $1.1 million in new non-accrual loans plus capitalized expenditures on these loans were added; $0.2 million were paid down or paid off; $0.1 million were charged off; $0.2 million were transferred to ORE, and $0.1 million was moved back to accrual status.

The composition of non-performing loans as of March 31, 2017 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$118,003	$-	$4	$4	0.00%
Commercial real estate:
Non-owner occupied	105,103	-	1,357	1,357	1.29%
Owner occupied	99,209	-	3,903	3,903	3.93%
Construction	3,789	-	182	182	4.80%
Consumer:
Home equity installment	27,725	-	-	-	0.00%
Home equity line of credit	52,398	-	798	798	1.52%
Auto loans and leases *	62,933	37	42	79	0.13%
Other	6,250	21	-	21	0.34%
Residential:
Real estate	138,102	-	1,565	1,565	1.13%
Construction	7,657	-	-	-	-
Loans held-for-sale	1,961	-	-	-	-

Total	$623,130	$58	$7,851	$7,909	1.27%

*Net of unearned lease revenue of $0.5 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2017 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $11 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.  TDRs aggregated $4.2 million at March 31, 2017, a net increase of $0.9 million, from $3.3 million at December 31, 2016, due to the addition of five commercial real estate loans (4 owner-occupied and 1 non owner-occupied) during the period.  The $4.2 million in TDRs as of March 31, 2017, consisted of twelve commercial loans (11 CRE and 1 C&I), one residential mortgage and one consumer loan (HELOC) to nine unrelated borrowers.  As of March 31, 2017, four TDRs, two commercial real estate loans, the residential mortgage and the HELOC, were on non-accrual.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the three months ended March 31, 2017
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	900	-	-	-	900
Transfers	-	(970)	-	970	-	-
Pay downs / payoffs	-	(8)	-	(1)	(9)	(18)
Charge offs	-	-	-	-	-	-
Ending balance	$25	$1,720	$650	$969	$872	$4,236

As of and for the year ended December 31, 2016
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$-	$2,423
Additions	-	4	650	-	881	1,535
Transfers	-	(20)	-	20	-	-
Pay downs / payoffs	(500)	(84)	-	-	-	(584)
Charge offs	-	-	-	(20)	-	(20)
Ending balance	$25	$1,798	$650	$-	$881	$3,354

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.2 million at March 31, 2017 and $1.3 million at December 31, 2016.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,298	13	$1,074	14

Additions	166	2	1,056	11
Pay downs	-		(18)
Write downs	(14)		(80)
Sold	(212)	(1)	(734)	(12)
Balance at end of period	$1,238	14	$1,298	13

As of March 31, 2017, ORE consisted of fourteen properties from thirteen unrelated borrowers totaling $1.2 million.  Two of these properties ($0.2 million) were added in 2017; four were added in 2016 ($0.6 million); three were added in 2015 ($0.2 million); two were added in 2014 ($0.1 million); one was added in 2013 ($0.1 million); one was added in 2012 ($100); and one was added in 2011 ($0.2 million).  In addition, of the fourteen properties, one ($0.1 million) had a signed sales agreement, eight ($0.9 million) were listed for sale, while the remaining properties (five totaling $0.2 million) are either in litigation, being prepared for disposition, in the process of eviction or disposal, or being prepared to be listed for sale.

As of March 31, 2017, the Company acquired one other repossessed assets held-for-sale, with a balance of $1 thousand. There was one other repossessed assets held-for-sale at December 31, 2016, with a balance of $8 thousand.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  In March 2017, the Company invested in $8.0 million in additional BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (SERP) implemented for certain executive officers that provides for payments upon death.  As of March 31, 2017, the bank has accrued expenses of $38 thousand, in connection with the SERP.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Other assets

The $1.7 million increase in other assets was due mostly to $0.5 million in higher residual values associated with recording new automobile leases, net of lease disposals, $0.7 million higher prepaid expenses, $0.3 million more in construction in process and a $0.1 million higher prepaid dealer reserve.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$196,074	26.7%	$161,563	23.0%
Savings and clubs	127,526	17.4	120,512	17.1
Money market	117,724	16.0	117,478	16.7
Certificates of deposit	102,120	13.9	92,753	13.2
Total interest-bearing	543,444	74.0	492,306	70.0
Non-interest bearing	190,482	26.0	211,153	30.0
Total deposits	$733,926	100.0%	$703,459	100.0%

Total deposits increased $30.5 million, or 4%, from $703.4 million at December 31, 2016 to $733.9 million at March 31, 2017.    A majority of the increase came from growth in interest-bearing checking accounts of $34.5 million.  CDs and savings and clubs added another $9.4 million and $7.0 million, respectively, to deposit growth.  Non-interest bearing deposits decreased due to a temporary deposit of $48.7 million received at the end of 2016 that was transferred to a trust escrow account in January.  Excluding this temporary deposit, the Company experienced growth in non-interest-bearing deposits.    During the first quarter, the Company typically experiences deposit growth due to the seasonal timing of public tax deposits.  Tax deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received.  During the first quarter of 2017, the Company also completed the acquisition of Wayne Bank’s West Scranton branch which increased deposits by $13.9 million.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop deposit gathering programs for its customers.  The Company expects asset growth for 2017 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Transactional deposit and CD growth is projected as a result of our relationship strategy.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products continues to be weak with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs would have decreased;  if not for $11.5 million in CDs acquired from the West Scranton branch of Wayne Bank during the first quarter of 2017.  The Company expects CDs to increase 14% in 2017 mostly as a result of this acquisition.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of March 31, 2017 and December 31, 2016, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at March 31, 2017 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,184	$13,027	$11,183	$20,653	$50,047
CDARS	-	-	1,133	-	1,133
Total CDs of $100,000 or more	5,184	13,027	12,316	20,653	51,180
CDs of less than $100,000	6,649	7,435	10,069	26,787	50,940
Total CDs	$11,833	$20,462	$22,385	$47,440	$102,120

Certificates of deposit of $250,000 or more amounted to $26.0 million and $25.7 million as of March 31, 2017 and December 31, 2016, respectively.

Including CDARS, approximately 44% of the CDs, with a weighted-average interest rate of 0.68%, are scheduled to mature in 2017 and an additional 23%, with a weighted-average interest rate of 0.93%, are scheduled to mature in 2018.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth other than from the branch purchase during 2017, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first quarter of 2017 increased $10.5 million from the end of 2016.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  The Company did not have a balance in overnight borrowings at March 31, 2017 and December 31, 2016.  A $48.7 million temporary deposit at the end of 2016 prevented the Company from having to use overnight borrowings at year-end.  Short-term borrowings are expected to increase in 2017 to fund asset growth above deposit balance growth.

During the first quarter of 2017, the Company borrowed $17 million from the FHLB to purchase securities.  The borrowings were laddered out with maturities ranging from July 2017 to January 2019 and interest rates ranging from 0.64% to 1.34%.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Securities sold under repurchase agreements	$14,699	46.4%	$4,223	100.0%
Long-term FHLB advances	17,000	53.6	-	-
Total	$31,699	100.0%	$4,223	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2017, the Company maintained a one-year cumulative gap of positive (asset sensitive) $59.1 million, or 7%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2017:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$16,059	$-	$-	$13,057	$29,116
Investment securities (1)(2)	3,632	15,347	48,919	88,792	156,690
Loans and leases(2)	197,972	106,607	160,712	148,291	613,582
Fixed and other assets	-	19,542	-	33,756	53,298
Total assets	$217,663	$141,496	$209,631	$283,896	$852,686
Total cumulative assets	$217,663	$359,159	$568,790	$852,686

Non-interest-bearing transaction deposits (3)	$-	$19,067	$52,344	$119,071	$190,482
Interest-bearing transaction deposits (3)	182,202	22,458	158,946	77,718	441,324
Certificates of deposit	11,833	42,847	35,053	12,387	102,120
Repurchase agreements	14,699	-	-	-	14,699
Long-term debt	-	7,000	10,000	-	17,000
Other liabilities	-	-	-	4,868	4,868
Total liabilities	$208,734	$91,372	$256,343	$214,044	$770,493
Total cumulative liabilities	$208,734	$300,106	$556,449	$770,493

Interest sensitivity gap	$8,929	$50,124	$(46,712)	$69,852
Cumulative gap	$8,929	$59,053	$12,341	$82,193

Cumulative gap to total assets	1.0%	6.9%	1.4%	9.6%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2017 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2017 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.8%	(6.7)%
Net income	13.9	(14.9)
Economic value at risk:
Economic value of equity	(1.4)	(27.8)
Economic value of equity as a percent of total assets	(0.2)	(4.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2017, the Company’s risk-based capital ratio was 14.4%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2017, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$29,761	$1,639	5.8%
+100 basis points	28,941	819	2.9
Flat rate	28,122	-	-
-100 basis points	26,820	(1,302)	(4.6)
-200 basis points	26,237	(1,885)	(6.7)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of March 31, 2017, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the quarter ended March 31, 2017, the Company accumulated $3.3 million of cash.  During the period, the Company’s operations provided approximately $4.8 million mostly from $7.0 million of net cash inflow from the components of net interest income and $3.3 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $4.4 million and a $0.5 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, borrowings, the acquisition of a bank branch and growth in deposits were used to purchase investment securities and replace maturing and cash runoff of securities, purchase bank owned life insurance, fund the loan portfolio and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2016.

During the third quarter of 2016, the Company entered into an agreement to acquire all the deposits, certain loans and fixed assets of a bank branch.  The transaction was completed during the first quarter of 2017.  As a result of this transaction, the Company experienced an increase of $13.9 million in deposits during the first quarter of 2017.

As of March 31, 2017, the Company maintained $29.1 million in cash and cash equivalents and $156.2 million of investments AFS and loans HFS.  Also as of March 31, 2017, the Company had approximately $183.2 million available to borrow from the FHLB, $21.0 million from correspondent banks, $57.6 million from the FRB and $39.7 million from the CDARS program.  The combined total of $486.8 million represented 57% of total assets at March 31, 2017.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the quarter ended March 31, 2017, total shareholders' equity increased $1.6 million, or 2%, due principally from the $2.0 million in net income added into retained earnings.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP), $0.1 million from issuance of common stock through the dividend reinvestment plan and $0.1 million from stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by $0.8 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 38.9% for the quarter ended March 31, 2017.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2017, the Company reported a net unrealized gain position of $1.4 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.4 million as of December 31, 2016.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.  During the first quarter of 2014, the DRP was amended to discontinue a portion of the discount on the voluntary cash feature as the board of directors had determined that the Company’s capital position achieved sufficient levels.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of March 31, 2017 and December 31, 2016, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a combined basis, and the Bank as of March 31, 2017 and December 31, 2016:

								To be well capitalized
			For capital					under prompt corrective
	Actual		adequacy purposes					action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of March 31, 2017:

Total capital (to risk-weighted assets)
Consolidated	$88,018	14.4%	≥	$52,413	≥	9.3%	(1)		N/A		N/A
Bank	$87,639	14.4%	≥	$52,398	≥	9.3%	(1)	≥	$60,928	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$80,584	13.2%	≥	$31,082	≥	5.8%	(1)		N/A		N/A
Bank	$80,207	13.2%	≥	$31,073	≥	5.8%	(1)	≥	$39,603	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$80,375	13.2%	≥	$39,127	≥	7.3%	(1)		N/A		N/A
Bank	$79,998	13.2%	≥	$39,106	≥	7.3%	(1)	≥	$48,742	≥	8.0%

Tier I capital (to average assets)
Consolidated	$80,375	9.9%	≥	$32,650	≥	4.0%			N/A		N/A
Bank	$79,998	9.8%	≥	$32,621	≥	4.0%		≥	$40,776	≥	5.0%

(1) Includes 1.25% capital conservation buffer.

As of December 31, 2016:

Total capital (to risk-weighted assets)
Consolidated	$86,702	14.9%	≥	$46,550	≥	8.6%	(2)		N/A		N/A
Bank	$86,332	14.8%	≥	$46,538	≥	8.6%	(2)	≥	$58,172	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$26,184	≥	5.1%	(2)		N/A		N/A
Bank	$79,033	13.6%	≥	$26,178	≥	5.1%	(2)	≥	$37,812	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$34,912	≥	6.6%	(2)		N/A		N/A
Bank	$79,033	13.6%	≥	$34,903	≥	6.6%	(2)	≥	$46,538	≥	8.0%

Tier I capital (to average assets)
Consolidated	$79,250	10.3%	≥	$30,717	≥	4.0%			N/A		N/A
Bank	$79,033	10.3%	≥	$30,650	≥	4.0%		≥	$38,313	≥	5.0%

(2) Includes a 0.625% capital conservation buffer.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2016 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2017.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2016 Form 10-K filed with the Securities and Exchange Commission on March 10, 2017.

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

*10.11 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

*10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Michael J. Pacyna dated as of March 29, 2017.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.13 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Eugene J. Walsh dated as of March 29, 2017.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.14 Form of Supplemental Executive Retirement Plan – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.15 Form of Supplemental Executive Retirement Plan – Applicable to Eugene J. Walsh and Timothy P O’Brien. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.16 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello, Salvatore R. DeFrancesco, Jr. and Eugene J. Walsh. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.17 Form of Split Dollar Life Insurance Agreement – Applicable to Timothy P O’Brien and Michael Pacyna. Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016;  Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31. 2017 and 2016; Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: May 8, 2017	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 8, 2017	/s/Salvatore R. DeFrancesco, Jr.
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

10.11 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

*

10.12 Change in Control and Severance Agreement between the Registrant, The Fidelity Deposit and Discount Bank and Michael J. Pacyna dated as of March 29, 2017.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*

10.13 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Eugene J. Walsh dated as of March 29, 2017.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*

10.14 Form of Supplemental Executive Retirement Plan – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*

10.15 Form of Supplemental Executive Retirement Plan – Applicable to Eugene J. Walsh and Timothy P O’Brien. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*

10.16 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello, Salvatore R. DeFrancesco, Jr. and Eugene J. Walsh. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*

10.17 Form of Split Dollar Life Insurance Agreement – Applicable to Timothy P O’Brien and Michael Pacyna. Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016;  Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and the Notes to the Consolidated Financial Statements. **

______________________________________

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