Form 10-Q
period 2017-06-30
FIDELITY D & D BANCORP INC
filed 2017-08-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2017, the latest practicable date, was 2,470,544 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2017

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$14,858	$12,856
Interest-bearing deposits with financial institutions	19	12,987
Total cash and cash equivalents	14,877	25,843
Available-for-sale securities	153,405	130,037
Federal Home Loan Bank stock	4,028	2,606
Loans and leases, net (allowance for loan losses of
$9,406 in 2017; $9,364 in 2016)	626,438	588,130
Loans held-for-sale (fair value $1,904 in 2017, $2,907 in 2016)	1,866	2,854
Foreclosed assets held-for-sale	969	1,306
Bank premises and equipment, net	16,833	17,164
Cash surrender value of bank owned life insurance	19,699	11,435
Accrued interest receivable	2,706	2,246
Goodwill	209	-
Other assets	14,438	11,323
Total assets	$855,468	$792,944
Liabilities:
Deposits:
Interest-bearing	$532,526	$492,306
Non-interest-bearing	174,909	211,153
Total deposits	707,435	703,459
Accrued interest payable and other liabilities	5,738	4,631
Short-term borrowings	34,455	4,223
Long-term debt	23,704	-
Total liabilities	771,332	712,313
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 2,470,544 in 2017; and 2,453,805 in 2016)	27,565	27,155
Retained earnings	54,719	52,095
Accumulated other comprehensive income	1,852	1,381
Total shareholders' equity	84,136	80,631
Total liabilities and shareholders' equity	$855,468	$792,944

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income:
Loans and leases:
Taxable	$6,566	$5,796	$12,726	$11,611
Nontaxable	217	193	427	384
Interest-bearing deposits with financial institutions	4	24	10	46
Investment securities:
U.S. government agency and corporations	658	366	1,277	736
States and political subdivisions (nontaxable)	367	316	713	633
Other securities	42	20	67	41
Total interest income	7,854	6,715	15,220	13,451
Interest expense:
Deposits	643	567	1,229	1,147
Securities sold under repurchase agreements	5	4	12	12
Other short-term borrowings and other	80	3	137	13
Long-term debt	59	-	97	-
Total interest expense	787	574	1,475	1,172
Net interest income	7,067	6,141	13,745	12,279
Provision for loan losses	225	275	550	425
Net interest income after provision for loan losses	6,842	5,866	13,195	11,854
Other income:
Service charges on deposit accounts	549	515	1,092	1,003
Interchange fees	425	381	825	737
Fees from trust fiduciary activities	308	193	503	363
Fees from financial services	119	206	265	310
Service charges on loans	176	293	396	471
Fees and other revenue	229	195	439	392
Earnings on bank-owned life insurance	157	88	264	175
Gain on sale or disposal of:
Loans	168	220	452	327
Investment securities	-	9	-	9
Total other income	2,131	2,100	4,236	3,787
Other expenses:
Salaries and employee benefits	3,239	2,893	6,324	5,768
Premises and equipment	912	826	1,897	1,744
Advertising and marketing	345	203	580	458
Professional services	528	399	926	788
FDIC assessment	68	112	133	237
Loan collection	47	81	107	125
Other real estate owned	109	67	146	89
Office supplies and postage	107	123	230	242
Automated transaction processing	184	154	358	281
Data processing and communication	280	271	583	459
PA shares tax	47	164	211	306
Other	185	76	353	260
Total other expenses	6,051	5,369	11,848	10,757
Income before income taxes	2,922	2,597	5,583	4,884
Provision for income taxes	739	669	1,420	1,255
Net income	$2,183	$1,928	$4,163	$3,629
Per share data:
Net income - basic	$0.89	$0.79	$1.69	$1.48
Net income - diluted	$0.88	$0.79	$1.68	$1.48
Dividends	$0.31	$0.29	$0.62	$0.56

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016

Net income	$2,183	$1,928	$4,163	$3,629

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale securities	687	1,209	714	2,293
Reclassification adjustment for net gains realized in income	-	(9)	-	(9)
Net unrealized gain	687	1,200	714	2,284
Tax effect	(234)	(408)	(243)	(777)
Unrealized gain, net of tax	453	792	471	1,507
Other comprehensive income, net of tax	453	792	471	1,507
Total comprehensive income, net of tax	$2,636	$2,720	$4,634	$5,136

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2017 and 2016
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			3,629		3,629
Other comprehensive income				1,507	1,507
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		167			167
Cash dividends declared			(1,383)		(1,383)
Balance, June 30, 2016	2,453,805	$26,992	$49,709	$3,695	$80,396

Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			4,163		4,163
Other comprehensive income				471	471
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	2,478	90			90
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	519	15			15
Stock-based compensation expense		179			179
Cash dividends declared			(1,539)		(1,539)
Balance, June 30, 2017	2,470,544	$27,565	$54,719	$1,852	$84,136

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2017	2016

Cash flows from operating activities:
Net income	$4,163	$3,629
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,528	1,765
Provision for loan losses	550	425
Deferred income tax expense	585	1,110
Stock-based compensation expense	288	252
Excess tax benefit from exercise of stock options	1	-
Proceeds from sale of loans held-for-sale	20,700	18,931
Originations of loans held-for-sale	(17,279)	(17,301)
Earnings from bank-owned life insurance	(264)	(175)
Net gain from sales of loans	(452)	(327)
Net gain from sales of investment securities	-	(9)
Net loss from sale and write-down of foreclosed assets held-for-sale	75	24
Change in:
Accrued interest receivable	(456)	23
Other assets	(3,542)	(2,466)
Accrued interest payable and other liabilities	938	44
Net cash provided by operating activities	6,835	5,925

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	2,884
Proceeds from maturities, calls and principal pay-downs	8,285	9,301
Purchases	(31,487)	(15,231)
(Increase) decrease in FHLB stock	(1,423)	980
Net increase in loans and leases	(39,785)	(8,241)
Purchase of life insurance policies	(8,000)	-
Acquisition of bank premises and equipment	(472)	(802)
Net cash acquired in acquisition of bank branch	11,817	-
Proceeds from sale of bank premises and equipment	6	-
Proceeds from sale of foreclosed assets held-for-sale	463	338
Net cash used in investing activities	(60,596)	(10,771)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,832)	42,626
Net increase (decrease) in short-term borrowings	30,232	(20,946)
Proceeds from issuance of long-term debt advances	23,704	-
Proceeds from employee stock purchase plan participants	126	111
Exercise of stock options	15	14
Dividends paid, net of dividends reinvested	(1,450)	(1,383)
Net cash provided by financing activities	42,795	20,422
Net (decrease) increase in cash and cash equivalents	(10,966)	15,576
Cash and cash equivalents, beginning	25,843	12,277

Cash and cash equivalents, ending	$14,877	$27,853

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,319	$1,134
Income tax	900	200
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	714	2,284
Transfers from loans to foreclosed assets held-for-sale	202	843
Transfers from loans to loans held-for-sale	2,318	1,658

Acquisition of West Scranton Branch from Wayne Bank	March 17, 2017
Non-cash assets acquired:
Loans	$1,574
Bank premises and equipment	264
Goodwill	209
Accrued interest receivable and other assets	4
Total non-cash assets acquired	$2,051
Liabilities assumed:
Deposits	$13,809
Accrued interest payable and other liabilities	59
Total liabilities assumed	$13,868

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

In the opinion of management, the consolidated balance sheets as of June 30, 2017 and December 31, 2016 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2017 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2017 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of June 30, 2017 and December 31, 2016, loans classified as HFS consisted of residential mortgage loans.

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

Subsequently, the FASB issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued Principal versus Agent Considerations, Identifying Performance Obligations and Licensing, Narrow-Scope Improvements and Practical Expedients and Technical Corrections and Improvements in March, April, May and December 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements are consistent with those in Topic 606.  The Company is in the process of determining the revenue streams that are in the scope of ASU 2014-09 and has not yet determined the method by which it will adopt the standard effective on January 1, 2018.  The Company expects that this guidance will change how certain non-interest income is recognized but does not expect the new standard, or any of its amendments, to have a material effect on its consolidated financial statements.  The Company does expect the guidance will require some additional footnote disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company is expected to make an election to exclude leases less than 12 months from the provisions of this ASU.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the amendments in this update are permitted.  A modified retroactive approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period.  Upon adoption, this change in accounting guidance could have a significant impact on the consolidated balance sheets and could potentially impact debt covenant agreements with our customers.  The Company is currently evaluating the amount of the impact of ASU 2016-02 on its consolidated financial statements.

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

As of and for the six months ended June 30, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,381	$1,381

Other comprehensive income before reclassifications, net of tax	471	471
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	471	471
Ending balance	$1,852	$1,852

As of and for the three months ended June 30, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,399	$1,399

Other comprehensive income before reclassifications, net of tax	453	453
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	453	453
Ending balance	$1,852	$1,852

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

As of and for the three months ended June 30, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,903	$2,903

Other comprehensive income before reclassifications, net of tax	798	798
Amounts reclassified from accumulated other comprehensive income, net of tax	(6)	(6)
Net current-period other comprehensive income	792	792
Ending balance	$3,695	$3,695

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Unrealized gains on AFS securities	$-	$9	$-	$9	Gain on sale of investment securities
	-	(3)	-	(3)	Provision for income taxes
Total reclassifications for the period	$-	$6	$-	$6	Net income

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

The amortized cost and fair value of investment securities at June 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2017
Available-for-sale securities:
Agency - GSE	$18,301	$30	$(81)	$18,250
Obligations of states and political subdivisions	42,099	2,081	(93)	44,087
MBS - GSE residential	89,903	820	(374)	90,349

Total debt securities	150,303	2,931	(548)	152,686

Equity securities - financial services	294	425	-	719

Total available-for-sale securities	$150,597	$3,356	$(548)	$153,405

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2016
Available-for-sale securities:
Agency - GSE	$18,362	$58	$(144)	$18,276
Obligations of states and political subdivisions	38,648	1,803	(260)	40,191
MBS - GSE residential	70,639	851	(553)	70,937

Total debt securities	127,649	2,712	(957)	129,404

Equity securities - financial services	294	339	-	633

Total available-for-sale securities	$127,943	$3,051	$(957)	$130,037

The amortized cost and fair value of debt securities at June 30, 2017 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$5,004	$5,005
Due after one year through five years	14,107	14,153
Due after five years through ten years	1,914	1,996
Due after ten years	39,375	41,183

Total debt securities	60,400	62,337

MBS - GSE residential	89,903	90,349

Total available-for-sale debt securities	$150,303	$152,686

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2017
Agency - GSE	$9,077	$(81)	$-	$-	$9,077	$(81)
Obligations of states and political subdivisions	4,869	(93)	-	-	4,869	(93)
MBS - GSE residential	46,859	(344)	1,637	(30)	48,496	(374)
Total	$60,805	$(518)	$1,637	$(30)	$62,442	$(548)
Number of securities	42		1		43

December 31, 2016
Agency - GSE	$6,032	$(144)	$-	$-	$6,032	$(144)
Obligations of states and political subdivisions	8,690	(260)	-	-	8,690	(260)
MBS - GSE residential	41,111	(553)	-	-	41,111	(553)
Total	$55,833	$(957)	$-	$-	$55,833	$(957)
Number of securities	48		-		48

The Company had forty-three securities in an unrealized loss position at June 30, 2017, including nine agency securities, twenty-five mortgage-backed securities and nine municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at June 30, 2017:  0.88% for agencies; 0.77% for total MBS-GSE; and 1.88% for municipals.  In addition, one mortgage-backed security had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of June 30, 2017, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at June 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Commercial and industrial	$120,693	$98,477
Commercial real estate:
Non-owner occupied	108,147	93,364
Owner occupied	97,458	106,960
Construction	4,162	3,987
Consumer:
Home equity installment	28,763	28,466
Home equity line of credit	54,257	51,609
Auto loans and leases	70,574	56,841
Other	6,208	13,301
Residential:
Real estate	136,550	134,475
Construction	9,606	10,496
Total	636,418	597,976
Less:
Allowance for loan losses	(9,406)	(9,364)
Unearned lease revenue	(574)	(482)

Loans and leases, net	$626,438	$588,130

Net deferred loan costs of $1.9 million and $1.8 million have been included in the carrying values of loans at June 30, 2017 and December 31, 2016, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $291.0 million as of June 30, 2017 and $285.2 million as of December 31, 2016.  Mortgage servicing rights amounted to $1.3 million both as of June 30, 2017 and December 31, 2016, respectively.

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

Non-accrual loans, segregated by class, at June 30, 2017 and December 31, 2016, were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016

Commercial and industrial	$-	$11
Commercial real estate:
Non-owner occupied	1,182	1,407
Owner occupied	2,922	3,078
Construction	177	193
Consumer:
Home equity installment	16	31
Home equity line of credit	805	737
Auto loans and leases	-	25
Other	6	6
Residential:
Real estate	1,421	1,882
Total	$6,529	$7,370

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of June 30, 2017, total TDRs amounted to $4.1 million, consisting of 15 loans (12 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 10 unrelated borrowers), of which three CRE loans, totaling $0.9 million, one HELOC, totaling $0.6 million, and one residential mortgage, totaling $0.9 million, were on non-accrual status.  The June 30, 2017 balance represented a $0.8 million increase over the December 31, 2016 balance, which amounted to $3.3 million consisting of 9 loans (6 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 6 unrelated borrowers), of which the HELOC, totaling $0.6 million, and the residential mortgage, totaling $0.9 million, were on non-accrual status.  This increase in TDRs was attributed to the addition of the five accruing TDRs in the category of CRE, totaling $0.9 million in the first quarter of 2017 and the addition of one non-accrual TDR of $0.1 million in the second quarter of 2017.  Of the TDRs outstanding as of June 30, 2017 and December 31, 2016, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the six months ended:
(dollars in thousands)	June 30, 2017			June 30, 2016

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	1	$119	$3	-	$-	$-
Commercial real estate - owner occupied	5	918	163	-	-	-
Consumer home equity line of credit	-	-	-	1	650	115
Total	6	$1,037	$166	1	$650	$115

Loans modified as TDRs for the three months ended:
(dollars in thousands)	June 30, 2017			June 30, 2016

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - owner occupied	1	$142	$7	-	$-	$-

In the above tables, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.  For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Six months ended June 30, 2017		Six months ended June 30, 2016

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	1	$142	2	$151

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of June 30, 2017 and 2016, respectively, the allowance for impaired loans that have been modified in a TDR was $0.9 million and $0.4 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2017	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$155	$-	$-	$155	$120,538	$120,693		$-
Commercial real estate:
Non-owner occupied	52	-	1,182	1,234	106,913	108,147		-
Owner occupied	175	95	2,922	3,192	94,266	97,458		-
Construction	-	-	177	177	3,985	4,162		-
Consumer:
Home equity installment	36	72	16	124	28,639	28,763		-
Home equity line of credit	109	-	805	914	53,343	54,257		-
Auto loans and leases	225	56	25	306	69,694	70,000	(2)	25
Other	111	27	8	146	6,062	6,208		2
Residential:
Real estate	-	75	1,639	1,714	134,836	136,550		218
Construction	-	-	-	-	9,606	9,606		-
Total	$863	$325	$6,774	$7,962	$627,882	$635,844		$245

 (1) Includes $6.5 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.6 million. (3) Includes net deferred loan costs of $1.9 million.

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

At June 30, 2017, impaired loans consisted of accruing TDRs of $1.7 million, $6.5 million in non-accrual loans and $1.6 million in accruing impaired loans.  At December 31, 2016, impaired loans consisted of accruing TDRs of $1.8 million, $7.4 million in non-accrual loans and $2.2 million in accruing loans.  As of June 30, 2017, the non-accrual loans included five TDRs to four unrelated borrowers totaling $2.4 million compared with two TDRs totaling $1.5 million as of December 31, 2016.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2017
Commercial and industrial	$218	$193	$25	$218	$182
Commercial real estate:
Non-owner occupied	3,090	2,519	373	2,892	985
Owner occupied	4,607	4,176	159	4,335	685
Construction	400	-	177	177	-
Consumer:
Home equity installment	49	-	16	16	-
Home equity line of credit	845	728	77	805	307
Auto loans and leases	-	-	-	-	-
Other	8	-	6	6	-
Residential:
Real estate	1,439	1,232	189	1,421	214
Construction	-	-	-	-	-
Total	$10,656	$8,848	$1,022	$9,870	$2,373

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2016
Commercial and industrial	$235	$206	$29	$235	$193
Commercial real estate:
Non-owner occupied	3,346	2,611	405	3,016	993
Owner occupied	5,363	4,351	876	5,227	1,389
Construction	416	-	193	193	-
Consumer:
Home equity installment	64	-	31	31	-
Home equity line of credit	778	650	87	737	167
Auto	25	25	-	25	3
Other	6	6	-	6	1
Residential:
Real estate	1,949	1,466	416	1,882	315
Construction	-	-	-	-	-
Total	$12,182	$9,315	$2,037	$11,352	$3,061

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

	For the six months ended
	June 30, 2017			June 30, 2016
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$237	$4	$-	$567	$9	$-
Commercial real estate:
Non-owner occupied	3,316	63	-	4,901	46	-
Owner occupied	4,819	71	-	3,192	78	-
Construction	192	-	-	225	-	-
Consumer:
Home equity installment	30	-	-	163	3	-
Home equity line of credit	816	-	-	706	17	-
Auto	25	4	-	33	-	-
Other	5	1	-	6	-	-
Residential:
Real estate	1,282	23	-	696	2	-
Construction	-	-	-	-	-	-
Total	$10,722	$166	$-	$10,489	$155	$-

	For the three months ended
	June 30, 2017			June 30, 2016
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$221	$4	$-	$562	$3	$-
Commercial real estate:
Non-owner occupied	2,984	28	-	5,818	22	-
Owner occupied	4,829	41	-	3,776	40	-
Construction	179	-	-	212	-	-
Consumer:
Home equity installment	8	-	-	81	1	-
Home equity line of credit	801	-	-	1,036	6	-
Auto	21	4	-	22	-	-
Other	3	-	-	6	-	-
Residential:
Real estate	1,493	15	-	724	-	-
Construction	-	-	-	-	-	-
Total	$10,539	$92	$-	$12,237	$72	$-

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

The following table presents loans including $1.9 million and $1.8 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2017 and December 31, 2016, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2017
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$119,403	$559	$731	$-	$120,693
Commercial real estate - non-owner occupied	99,954	818	7,375	-	108,147
Commercial real estate - owner occupied	89,551	2,382	5,525	-	97,458
Commercial real estate - construction	3,985	-	177	-	4,162
Total commercial	$312,893	$3,759	$13,808	$-	$330,460

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	June 30, 2017
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$28,747	$16	$28,763
Home equity line of credit	53,452	805	54,257
Auto loans and leases (1)	69,975	25	70,000
Other	6,200	8	6,208
Total consumer	$158,374	$854	$159,228
Residential
Real estate	$134,911	$1,639	$136,550
Construction	9,606	-	9,606
Total residential	$144,517	$1,639	$146,156
Total consumer & residential	$302,891	$2,493	$305,384

 (1)Net of unearned lease revenue of $0.6 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(30)	(368)	(160)		(38)	-	(596)
Recoveries	3	41	44		-	-	88
Provision	335	131	221		(73)	(64)	550
Ending balance	$1,383	$4,510	$1,939		$1,511	$63	$9,406
Ending balance: individually evaluated for impairment	$182	$1,670	$307		$214	$-	$2,373
Ending balance: collectively evaluated for impairment	$1,201	$2,840	$1,632		$1,297	$63	$7,033
Loans Receivables:
Ending balance (2)	$120,693	$209,767	$159,228	(1)	$146,156	$-	$635,844
Ending balance: individually evaluated for impairment	$218	$7,404	$827		$1,421	$-	$9,870
Ending balance: collectively evaluated for impairment	$120,475	$202,363	$158,401		$144,735	$-	$625,974

 (1) Net of unearned lease revenue of $0.6 million.    (2) Includes $1.9 million of net deferred loan costs.

As of and for the three months ended June 30, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,263	$4,922	$1,731	$1,519	$113	$9,548
Charge-offs	(30)	(301)	(84)	-	-	(415)
Recoveries	1	31	16	-	-	48
Provision	149	(142)	276	(8)	(50)	225
Ending balance	$1,383	$4,510	$1,939	$1,511	$63	$9,406

As of and for the year ended December 31, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(224)	(592)	(504)		(60)	-	(1,380)
Recoveries	55	37	100		-	-	192
Provision	(92)	247	705		275	(110)	1,025
Ending balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Ending balance: individually evaluated for impairment	$193	$2,382	$171		$315	$-	$3,061
Ending balance: collectively evaluated for impairment	$882	$2,324	$1,663		$1,307	$127	$6,303
Loans Receivables:
Ending balance (2)	$98,477	$204,311	$149,735	(1)	$144,971	$-	$597,494
Ending balance: individually evaluated for impairment	$235	$8,436	$799		$1,882	$-	$11,352
Ending balance: collectively evaluated for impairment	$98,242	$195,875	$148,936		$143,089	$-	$586,142

(1) Net of unearned lease revenue of $0.5 million.  (2) Includes $1.8 million of net deferred loan costs.

As of and for the six months ended June 30, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533	$1,407	$237	$9,527
Charge-offs	(169)	(343)	(265)	(60)	-	(837)
Recoveries	21	33	38	-	-	92
Provision	43	176	386	18	(198)	425
Ending balance	$1,231	$4,880	$1,692	$1,365	$39	$9,207

As of and for the three months ended June 30, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,640	$4,583	$1,678	$1,379	$104	$9,384
Charge-offs	(155)	(258)	(90)	-	-	(503)
Recoveries	12	29	10	-	-	51
Provision	(266)	526	94	(14)	(65)	275
Ending balance	$1,231	$4,880	$1,692	$1,365	$39	$9,207

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and six months ended June 30, 2017, there were 8,137 and 7,019 potentially dilutive shares related to issued and unexercised stock options and SSARs compared to 1,873 and 1,940 for the same 2016 periods, respectively.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 4,098 and 4,829 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2017 compared to 3,202 and 2,714 for the three and six months ended June 30, 2016, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,183	$1,928	$4,163	$3,629
Weighted-average common shares outstanding	2,470,359	2,453,620	2,467,388	2,452,196
Basic EPS	$0.89	$0.79	$1.69	$1.48

Diluted EPS:
Net income available to common shareholders	$2,183	$1,928	$4,163	$3,629
Weighted-average common shares outstanding	2,470,359	2,453,620	2,467,388	2,452,196
Potentially dilutive common shares	12,235	5,075	11,848	4,654
Weighted-average common and potentially dilutive shares outstanding	2,482,594	2,458,695	2,479,236	2,456,850
Diluted EPS	$0.88	$0.79	$1.68	$1.48

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2017 and 2016 under the 2012 stock incentive plans:

	June 30, 2017			June 30, 2016
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(2)	$39.25	5,600	(1)	$32.40
Omnibus plan	3,165	(3)	35.90	3,155	(3)	29.22
Omnibus plan	50	(1)	39.25	50	(1)	31.50
Total	8,815		$38.05	8,805		$31.26

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2016	5,600	9,040	14,640	$30.47
Granted	5,600	3,215	8,815	38.05
Forfeited	-	-	-
Vested	(5,600)	(4,057)	(9,657)	30.70
Non-vested balance at June 30, 2017	5,600	8,198	13,798	$35.39

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2016	19,341	$5.21	9.1
Granted	16,229	7.58	9.6
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2017	35,570	$6.29	9.0

Of  the SSARs outstanding at June 30, 2017, 6,447 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2017 and 2016 and the unrecognized stock-based compensation expense as of June 30, 2017:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Stock-based compensation expense:
Director stock incentive plan	$27	$45	$61	$84
Omnibus stock incentive plan	50	37	95	68
Employee stock purchase plan	-	-	23	15
Total stock-based compensation expense	$77	$82	$179	$167

In addition, during the three and six months ended June 30, 2017 the Company accrued $54 thousand and $109 thousand, respectively, in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.  The Company accrued $52 thousand and $86 thousand, respectively, in stock-based compensation expense during the three and six months ended June 30, 2016.

As of
(dollars in thousands)	June 30, 2017
Unrecognized stock-based compensation expense:
Director plan	$174
Omnibus plan	379
Total unrecognized stock-based compensation expense	$553

The unrecognized stock-based compensation expense as of June 30, 2017 will be recognized ratably over the periods ended January 2019 and January 2020 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the three months ended June 30, 2017 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2016	15,000	$28.67	1.0
Granted	-	-
Exercised	(519)	28.90
Forfeited	-	-
Outstanding and exercisable, June 30, 2017	14,481	$28.66	0.5

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

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 110,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30,  2017,  46,467 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$14,877	$14,877	$14,877	$-	$-
Available-for-sale securities	153,405	153,405	719	152,686	-
FHLB stock	4,028	4,028	-	4,028	-
Loans and leases, net	626,438	625,134	-	-	625,134
Loans held-for-sale	1,866	1,904	-	1,904	-
Accrued interest receivable	2,706	2,706	-	2,706	-
Financial liabilities:
Deposits with no stated maturities	605,085	605,085	-	605,085	-
Time deposits	102,350	101,565	-	101,565	-
Short-term borrowings	34,455	34,455	-	34,455	-
Long-term debt	23,704	23,618	-	23,618	-
Accrued interest payable	337	337	-	337	-

December 31, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,843	$25,843	$25,843	$-	$-
Available-for-sale securities	130,037	130,037	633	129,404	-
FHLB stock	2,606	2,606	-	2,606	-
Loans and leases, net	588,130	590,688	-	-	590,688
Loans held-for-sale	2,854	2,907	-	2,907	-
Accrued interest receivable	2,246	2,246	-	2,246	-
Financial liabilities:
Deposits with no stated maturities	610,706	610,706	-	610,706	-
Time deposits	92,753	91,969	-	91,969	-
Short-term borrowings	4,223	4,223	-	4,223	-
Accrued interest payable	181	181	-	181	-

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

Loans and leases:  The fair value of loans is estimated by the net present value of the future expected cash flows discounted at current offering rates for similar loans.  Current offering rates consider, among other things, credit risk.  The carrying value that fair value is compared to is net of the allowance for loan losses and since there is significant judgment included in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.  The net carrying value of loans acquired through the Wayne Bank branch acquisition approximates the fair value of the loans.

Loans held-for-sale:  The fair value of loans held-for-sale is estimated using rates currently offered for similar loans and is typically obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank of Pittsburgh (FHLB).

Certificates of deposit:  The fair value of certificates of deposit is based on discounted cash flows using rates which approximate market rates for deposits of similar maturities.  The fair value of certificates of deposit acquired through the Wayne Bank branch acquisition represents the estimated fair value of these deposits.

Long-term debt:  Fair value is estimated using the rates currently offered for similar borrowings.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,250	$-	$18,250	$-
Obligations of states and political subdivisions	44,087	-	44,087	-
MBS - GSE residential	90,349	-	90,349	-
Equity securities - financial services	719	719	-	-
Total available-for-sale securities	$153,405	$719	$152,686	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,276	$-	$18,276	$-
Obligations of states and political subdivisions	40,191	-	40,191	-
MBS - GSE residential	70,937	-	70,937	-
Equity securities - financial services	633	633	-	-
Total available-for-sale securities	$130,037	$633	$129,404	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending June 30, 2017 and December 31, 2016, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2017 and December 31, 2016, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,475	$-	$-	$6,475
Other real estate owned	817	-	-	817
Total	$7,292	$-	$-	$7,292

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,254	$-	$-	$6,254
Other real estate owned	872	-	-	872
Total	$7,126	$-	$-	$7,126

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

At June 30, 2017 and  December 31, 2016, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -20.54% to -60.05% and from -22.72% to -57.49% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -28.50% and -32.47% as of June 30, 2017 and December 31, 2016, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2017 and December 31, 2016, the discounts applied to the appraised values of ORE ranged from -17.95% to -99.00% and -21.74% to -99.00%, respectively.  As of June 30, 2017 and December 31, 2016, the weighted-average of discount to the appraisal values of ORE amounted to -27.90% and -32.38%, respectively.

As of June 30, 2017, the Company had no automobiles in other repossessed assets.  As of December 31, 2016, the Company had one automobile in other repossessed assets with a balance of $8 thousand.  There were no adjustments to the carrying value of these automobiles.

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

The Company recognized $41 thousand of acquisition-related costs during the first half of 2017.  These costs are being expensed as incurred and are presented in non-interest expenses on the consolidated statements of income.  Costs incurred in 2017 consist principally of legal fees and other professional fees.

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

The Company recorded goodwill associated with the acquisition of the West Scranton branch of Wayne bank totaling $0.2 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the six months ended June 30, 2017.  For income tax purposes, goodwill will be deducted over a 15 year period.

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $19.7 million and $11.4 million, respectively, as of June 30, 2017 and December 31, 2016 and is reflected as an asset on the consolidated balance sheets.  As of June 30, 2017 and 2016, the Company has recorded income of $264 thousand and $175 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of June 30, 2017, the policies had total death benefits of $20.4 million of which $4.4 million would have been paid to the officer’s beneficiaries and the remaining $16.0 million would have been paid to the Bank.  In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of June 30, 2017, the Company accrued expenses of $12 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of June 30, 2017, the Company accrued expenses of $153 thousand in connection with the SERP.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2017 compared to December 31, 2016 and a comparison of the results of operations for the three and six months ended June 30, 2017 and 2016.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2016 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  Currently, the Company is constructing a new branch in Dallas, PA in order to expand our presence in Luzerne County, which is expected to open in the first quarter of 2018.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 50 basis points so far during 2017.  Expectations are for short-term rates to rise once more this year, potentially pressuring deposit rate pricing.  The national unemployment rate for June 2017 was 4.4%, down from 4.7% at December 2016.  However, the unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) increased during the first six months of 2017 and continued to lag behind the unemployment rates of the state and nation.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at June 30, 2017 was 5.7%, an increase of 0.3 percentage points from 5.4% at December 31, 2016.  During the first half of 2017, there was an increase in the labor force, but employment decreased which caused the unemployment rate to rise.  Seasonal fluctuations in unemployment are expected.  On the upside, the local unemployment rate decreased year-over-year from 6.4% as of June 30, 2016.  The median home values in the region have gone up 4% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 3.3% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for loan losses and income taxes.  Non-interest income mainly consists of: service charges on the Company’s loan and deposit products; interchange fees; trust and asset management service fees; increases in the cash surrender value of the bank owned life insurance and from net gains or losses from sales of loans and securities.  Non-interest expense consists of: compensation and related employee benefit costs; occupancy; equipment; data processing; advertising and marketing; FDIC insurance premiums; professional fees; loan collection; net other real estate owned (ORE) expenses; supplies and other operating overhead.

Comparison of the results of operations

Three and six months ended June 30, 2017 and 2016

Overview

For the second quarter of 2017, the Company generated $2.2 million in net income, or $0.88 per diluted share, an increase of $0.3 million over the $1.9 million, or $0.79 per diluted share, generated for the second quarter of 2016.  Net income also grew during the first half of 2017 to $4.2 million, or $1.68 per diluted share, an increase of $0.6 million, or 15%, compared to $3.6 million, or $1.48 per diluted share, for the first half of 2016.  In the quarter comparison, the increase was due to growth in net interest income which more than offset higher non-interest expenses.  In the year-to-date comparison, higher net interest income combined with additional non-interest income was partially offset by higher non-interest expenses.

Return on average assets (ROA) was 1.04% and 1.03% for the second quarters of 2017 and 2016, respectively, and 1.01% and 0.97% for the six months ended June 30, 2017 and 2016, respectively.  Return on average shareholders’ equity (ROE) was 10.49% and 9.80% for the second quarters of 2017 and 2016, respectively, and 10.18% and 9.32% for the six months ended June 30, 2017, respectively.  In both periods, ROA and ROE increased because of net income growth.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2017, net interest income increased $0.9 million, or 15%, to $7.1 million from $6.2 million for the second quarter of 2016,  due to higher interest income which more than offset increased interest expenses.  The $1.2 million increase in interest income was produced by the addition of $82.7 million in total average interest-earning assets combined with a higher yield earned on these assets.  The loan portfolio experienced average balance growth of $68.0 million along with a four basis point higher yield which contributed an additional $0.8 million to interest income.  Higher average balances of higher-yielding securities also produced $0.4 million more interest income from investments.  On the liability side, total average interest-bearing liabilities were $71.1 million higher with a nine basis point increase in average rates paid which resulted in $0.2 million more interest expense for the quarter ended June 30, 2017 compared to the 2016 like period.

Net interest income increased $1.5 million, or 12%, to $13.8 million for the six months ended June 30, 2017 compared to $12.3 million for the same 2016 period.  As in the quarter comparison, the growth in average interest-earning assets and the higher yields earned thereon produced $1.8 million more in interest income.  The loan portfolio experienced average balance growth of $61.5 million which had the effect of producing $1.2 million in income despite the negative impact of a four basis point decline in yield.  The average balance of total investments grew $27.2 million, mostly in higher yielding mortgage-backed securities, resulting in another $0.7 million in interest income.  Interest income growth was partially offset by $0.3 million in additional interest expense.  The higher interest expense is primarily attributable to $42.3 million more in average borrowings which resulted in $0.2 million more interest expense.  Larger average interest-bearing deposits with higher rates contributed another $0.1 million to interest expense.

The fully-taxable equivalent (FTE) net interest rate spread increased by eight and five basis points for the three and six months ended June 30, 2017, respectively, compared to the same 2016 periods.  The spread was higher in both periods because yields on interest-earning assets increased faster than rates paid on interest-bearing liabilities.  The FTE net interest rate margin increased by ten and six basis points for the three and six months ended June 30, 2017, respectively, compared to the 2016 like periods.  Margin growth resulted from a higher-yielding larger average portfolio of interest-earning assets.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased eight and five basis points for the three and six months ended June 30, 2017, respectively, compared to the same 2016 periods.  The main reason for the increase was higher average borrowings which were used to fund asset growth.  During the first half of 2017, the Company used long-term debt to purchase securities and short-term borrowings to temporarily fund loan growth over deposit growth.

For the second half of 2017, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for 2017, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC) has been gradually increasing the short-term federal funds rate since the end of 2015, but it had a minimal effect on rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points in March 2017 and another 25 basis points in June 2017.    The focus for the remainder of 2017 is to manage net interest income after years of a sustained low interest rate environment by maintaining a reasonable spread.  Interest expense is projected to increase for 2017 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 53 basis points and 51 basis points for the three and six months ended June 30, 2017, respectively, and 44 basis points and 45 basis points for the three and six months ended June 30, 2016, respectively.  The increase during both periods was due to an increase in average borrowings.  Other than retaining maturing long-term CDs, further reductions in deposit rates from the current historic low levels would have an insignificant cost-savings impact and it is unlikely in the short-term.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2017.  Competition could pressure banks to increase deposit rates.  If  rates continue to rise in 2017, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  The FTE adjustment to interest income was $325 thousand and $280 thousand for the second quarters of 2017 and 2016, respectively, and $634 thousand and $560 thousand for the six months ended June 30, 2017 and 2016, respectively.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $132 thousand and $123 thousand for the second quarters of 2017 and 2016, respectively, and $240 thousand and $236 thousand for the first halves of 2017 and 2016, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2017			June 30, 2016
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,095	$4	0.88%	$18,012	$24	0.53%
Investments:
Agency - GSE	18,185	64	1.42	18,365	59	1.29
MBS - GSE residential	91,721	594	2.60	70,198	307	1.76
State and municipal (nontaxable)	42,120	577	5.49	34,989	494	5.68
Other	3,732	45	4.78	1,532	22	5.90
Total investments	155,758	1,280	3.29	125,084	882	2.84
Loans and leases:
Commercial and commercial real estate (taxable)	295,892	3,506	4.75	275,568	3,002	4.38
Commercial and commercial real estate (nontaxable)	32,794	329	4.02	27,319	293	4.31
Consumer	101,261	1,051	4.16	68,520	923	5.42
Residential real estate	200,572	2,009	4.02	191,154	1,871	3.94
Total loans and leases	630,519	6,895	4.39	562,561	6,089	4.35
Federal funds sold	-	-	-	-	-	-
Total interest-earning assets	788,372	8,179	4.16%	705,657	6,995	3.99%
Non-interest earning assets	57,535			48,704
Total assets	$845,907			$754,361

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$188,950	$176	0.37%	$155,447	$111	0.29%
Savings and clubs	127,701	41	0.13	119,620	37	0.12
MMDA	117,113	183	0.62	138,782	205	0.60
Certificates of deposit	101,933	243	0.96	98,846	214	0.87
Total interest-bearing deposits	535,697	643	0.48	512,695	567	0.44
Repurchase agreements	9,333	5	0.21	8,821	4	0.20
Borrowed funds	47,950	139	1.16	341	3	4.05
Total interest-bearing liabilities	592,980	787	0.53%	521,857	574	0.44%
Non-interest bearing deposits	163,869			148,703
Non-interest bearing liabilities	5,603			4,713
Total liabilities	762,452			675,273
Shareholders' equity	83,455			79,088
Total liabilities and shareholders' equity	$845,907			$754,361
Net interest income - FTE		$7,392			$6,421

Net interest spread			3.63%			3.55%
Net interest margin			3.76%			3.66%
Cost of funds			0.42%			0.34%

	Six months ended
(dollars in thousands)	June 30, 2017			June 30, 2016
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,083	$10	1.01%	$17,376	$46	0.53%
Investments:
Agency - GSE	18,237	128	1.41	18,408	112	1.22
MBS - GSE residential	88,648	1,149	2.61	69,429	624	1.81
State and municipal (nontaxable)	41,151	1,122	5.50	34,984	990	5.69
Other	3,623	71	3.95	1,620	46	5.67
Total investments	151,659	2,470	3.28	124,441	1,772	2.86
Loans and leases:
Commercial and commercial real estate (taxable)	293,955	6,720	4.61	276,785	6,070	4.41
Commercial and commercial real estate (nontaxable)	30,923	648	4.22	27,260	583	4.30
Consumer	97,669	2,052	4.24	67,061	1,834	5.50
Residential real estate	199,053	3,954	4.01	189,030	3,706	3.94
Total loans and leases	621,600	13,374	4.34	560,136	12,193	4.38
Federal funds sold	-	-	-	-	-	-
Total interest-earning assets	775,342	15,854	4.12%	701,953	14,011	4.01%
Non-interest earning assets	54,741			48,642
Total assets	$830,083			$750,595

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$183,088	$341	0.38%	$155,037	$213	0.28%
Savings and clubs	125,289	79	0.13	118,439	74	0.13
MMDA	116,524	362	0.63	133,208	422	0.64
Certificates of deposit	97,814	447	0.92	101,122	438	0.87
Total interest-bearing deposits	522,715	1,229	0.47	507,806	1,147	0.45
Repurchase agreements	11,491	12	0.21	11,766	12	0.21
Borrowed funds	43,734	234	1.08	1,388	13	1.86
Total interest-bearing liabilities	577,940	1,475	0.51%	520,960	1,172	0.45%
Non-interest bearing deposits	164,103			146,796
Non-interest bearing liabilities	5,553			4,554
Total liabilities	747,596			672,310
Shareholders' equity	82,487			78,285
Total liabilities and shareholders' equity	$830,083			$750,595
Net interest income - FTE		$14,379			$12,839

Net interest spread			3.61%			3.56%
Net interest margin			3.74%			3.68%
Cost of funds			0.40%			0.35%

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

	Six months ended June 30,
(dollars in thousands)	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(58)	$22	$(36)	$7	$22	$29
Investments:
Agency - GSE	(1)	17	16	8	(5)	3
MBS - GSE residential	201	324	525	76	124	200
State and municipal	107	(27)	80	(4)	(5)	(9)
Other	40	(14)	26	(35)	(23)	(58)
Total investments	347	300	647	45	91	136
Loans and leases:
Residential real estate	188	59	247	242	(49)	193
Commercial and CRE	442	250	692	551	(180)	371
Consumer	704	(485)	219	(1)	(19)	(20)
Total loans and leases	1,334	(176)	1,158	792	(248)	544
Total interest income	1,623	146	1,769	844	(135)	709

Interest expense:
Deposits:
Interest-bearing checking	44	84	128	37	33	70
Savings and clubs	4	1	5	4	(34)	(30)
Money market	(51)	(9)	(60)	53	22	75
Certificates of deposit	(15)	24	9	(4)	(29)	(33)
Total deposits	(18)	100	82	90	(8)	82
Repurchase agreements	-	-	-	(1)	1	-
Borrowed funds	229	(8)	221	(171)	(83)	(254)
Total interest expense	211	92	303	(82)	(90)	(172)
Net interest income	$1,412	$54	$1,466	$926	$(45)	$881

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the six months ended June 30, 2017 and 2016, the Company recorded a provision for loan losses of $0.5 million and $0.4 million, respectively.  The provision increased $0.1 million during comparable periods primarily because of growth in gross loans.  At the same time, the allowance for loan and lease losses did not require additional funding beyond that required from the aforementioned growth due to stable year-over-year asset quality. This was evidenced by a consistent ratio of non-performing loans as a percentage of total loans, which was 1.06% at both June 30, 2017 and 2016.  Although the coverage ratio of the allowance as a percentage of non-accrual loans decreased to 1.44x at June 30, 2017 from 1.56x at June 30, 2016, management determined that this coverage ratio was adequate, due to the larger amount of collateral support at June 30, 2017, and that no further provision expense was required.  For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2017, non-interest income amounted to $2.1 million, unchanged from the second quarter of 2016.  Increases in trust income of $0.1 million and earnings on bank owned life insurance (BOLI) of $0.1 million were offset by $0.1 million less in financial services revenue and $0.1 million less loan service charges.

Non-interest income amounted to $4.2 million for the six months ended June 30, 2017, an increase of $0.4 million, or 12%, from the $3.8 million recorded for the same 2016 period.  The increase was due to $0.1 million more gains on the sale of loans, $0.1 million in additional trust revenue, $0.1 million higher service charges on deposits, $0.1 million more interchange fees and an increase of $0.1 million in BOLI earnings.  These increases were partially offset by $0.1 million less loan service fees.

Other operating expenses

For the three months ended June 30, 2017, non-interest expenses increased $0.7 million, or 13%, compared to the three months ended June 30, 2016 from $5.4 million to $6.1 million.  Salaries and employee benefits grew $0.3 million during the second quarter of 2017 to $3.2 million from $2.9 million during the second quarter of 2016.  The increase resulted from more seasonal hires and employees hired in previously open management positions, annual merit increases, increased incentive compensation plus additional expenses for a retirement benefit plan that was implemented in the first quarter of 2017.  Advertising and marketing expenses increased $0.1 million due to donations that were made during the second quarter of 2017 through the Educational Improvement Tax Credit (EITC) program that were not made in the second quarter of 2016.  Professional fees were $0.1 million higher during the second quarter of 2017 due to one-time professional fees incurred.  Premises and equipment expense increased $0.1 million mostly due to higher real estate taxes, maintenance and lease payments.  These increases were partially offset by $0.1 million less PA shares tax expense due to tax credits received in the second quarter of 2017 for EITC donations.

For the six months ended June 30, 2017, non-interest expenses increased $1.1 million, or 10%, compared to the six months ended June 30, 2016, from $10.7 million to $11.8 million.  Salaries and employee benefits increased $0.6 million, from $5.7 million for the first six months of 2016 to $6.3 million for the same 2017 period.  The increase stemmed from select staff additions or replacements to previously vacant positions, annual merit increases, one-time salary increases awarded to certain employees in the normal course of performance management and added retirement benefits.  Data processing and communications increased $0.1 million due to additional costs related to a new integrated dealer lending program and higher data center costs incurred during 2017.  Premises and equipment increased $0.2 million due to additional expenses for building maintenance, repairs, real estate taxes and lease payments.  Professional fees were $0.1 million higher due to the non-recurring expenses incurred in 2017.  Automated transaction processing also increased $0.1 million for the six months ended June 30, 2017 compared to the 2016 like period due to expenses incurred related to updating customer debit cards with the new chip technology and increased debit card activity during 2017.  Advertising and marketing was up $0.1 million during the six months ended June 30, 2017 because of the EITC donations mentioned above which were offset by a PA shares tax credit.  Partially offsetting these increases was a $0.1 million decrease in the FDIC assessment.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at June 30, 2017 and 2016 were 1.83% and 1.87%, respectively.  The expense ratio decreased due to higher average assets which were able to absorb the higher non-interest expenses.  The efficiency ratio also decreased from 64.75% at June 30, 2016 to 63.17% at June 30, 2017 due to higher revenue.

Comparison of financial condition at

June 30, 2017 and December 31, 2016

Overview

Consolidated assets increased $62.5 million, or 8%, to $855.4 million as of June 30, 2017 from $792.9 million at December 31, 2016.  The increase in assets occurred in the loan and investment portfolios and bank owned life insurance utilizing growth in deposits of $4.0 million, borrowings of $53.9 million and $2.6 million in retained earnings, net of dividends declared.  Borrowings consisted of $23.7 million in long-term debt and $30.2 million in additional short-term borrowings.  For the second half of 2017, the Company expects to use core deposit growth to pay down short-term borrowings.

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

As of June 30, 2017, the carrying value of investment securities amounted to $153.4 million, or 18% of total assets, compared to $130.0 million, or 16% of total assets, at December 31, 2016.  On June 30, 2017, 59% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2017.  The AFS securities were recorded with a net unrealized gain of $2.8 million and $2.1 million as of June 30, 2017 and December 31, 2016, or a net improvement of $0.7 million during the first six months of 2017.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of June 30, 2017, the Company had $119.2 million in public deposits, or 17% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of June 30, 2017, the balance of pledged securities required for deposit and repurchase agreement accounts was $121.1 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the six months ended June 30, 2017, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first six months of 2017, the carrying value of total investments increased $23.4 million, or 18%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.  During the first quarter of 2017, the Company purchased approximately $20 million of securities, primarily MBS - GSE residential, funded mostly by $10 million in debt maturing in two years and another $7 million in borrowings laddered out from six months to one year matching a spread expected to produce a suitable after-tax return.

A comparison of investment securities at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$90,349	58.9%	$70,937	54.5%
State & municipal subdivisions	44,087	28.7	40,191	30.9
Agency - GSE	18,250	11.9	18,276	14.1
Equity securities - financial services	719	0.5	633	0.5
Total	$153,405	100.0%	$130,037	100.0%

As of June 30, 2017, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at June 30, 2017 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$1,881	3.83%	$4,535	3.59%	$83,933	3.30%	$90,349	3.32%
State & municipal subdivisions	-	-	908	6.44	1,996	5.67	41,183	5.09	44,087	5.14
Agency - GSE	5,005	1.23	13,245	1.49	-	-	-	-	18,250	1.42
Total debt securities	$5,005	1.23%	$16,034	2.01%	$6,531	4.22%	$125,116	3.87%	$152,686	3.60%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The balance in FHLB stock was $4.0 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively.  During 2017, the balance of FHLB stock is expected to increase to support anticipated borrowing activities.

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

As of June 30, 2017 and December 31, 2016, loans HFS consisted of residential mortgages with carrying amounts of $1.9 million and $2.9 million, respectively, which approximated their fair values.  During the six months ended June 30, 2017, residential mortgage loans with principal balances of $18.1 million were sold into the secondary market and the Company recognized net gains of $0.4 million, compared to $18.8 million and $0.3 million, respectively during the six months ended June 30, 2016.  During 2017, the Company also sold one SBA guaranteed loan with a principal balance of $2.4 million and recognized a net gain on the sale of $0.1 million.  The Company did not sell any SBA guaranteed loans in 2016.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships with its loyal customer base.  At June 30, 2017 and December 31, 2016, the servicing portfolio balance of sold residential mortgage loans was $291.0 million and $285.2 million, respectively.  At June 30, 2017 and December 31, 2016, the servicing portfolio balance of sold SBA loans was $5.8 million and $4.1 million, respectively.

Loans and leases

For the period ended June 30, 2017, gross loans and leases totaled $636.4 million compared to $598.0 million at December 31, 2016.  The growth of $38.4 million, or 6%, was primarily attributed to the Company’s targeted growth in commercial and industrial loans.  Additionally, growth continued in the consumer auto loan and lease portfolio due to an effort to increase volume in this line of business throughout the year.  The Company continues to emphasize exceeding customer expectations to achieve this growth by providing an atmosphere of teamwork amongst all departments within the bank.

Commercial and industrial and commercial real estate

Compared to December 31, 2016, the commercial and industrial (C&I) loan portfolio increased $22.2 million, or 23%, as of June 30, 2017.  The major contributors to this growth were local government entities including counties, townships, boroughs, cities and school districts.  During the first six months of 2017, the Company had the opportunity to increase lending to these government entities, but the Company does not expect similar opportunities of this type of lending for the second half of 2017.  The commercial real estate (CRE) loan portfolio was up $5.5 million, or 3%, from $204.3 million at December 31, 2016 to $209.8 million at June 30, 2017.  This growth was higher than anticipated due to a delayed expected payoff of approximately $6.0 million that may now occur in the third quarter.  The Company does expect continued growth for the remainder of 2017, but at a slower pace.

Consumer

The consumer loan portfolio grew 6%, or approximately $9.6 million, from $150.2 million on December 31, 2016 to $159.8 million at June 30, 2017.  The growth was largely driven by an increase of $13.7 million in auto loans and leases.  Additional support was realized from $2.6 million in home equity line of credit usage from new and existing clients.  The increase in the referenced drivers more than offset a $7.1 million reduction in other consumer loans that was directly related to a temporary overdraft at the end of 2016.

Residential

The residential loan portfolio grew approximately $1.2 million, or 1%, from $145.0 million at December 31, 2016 to $146.2 million at June 30, 2017.  Construction loans realized a reduction of $0.9 million while other real estate mortgages, which make up roughly 93%, of this category grew $2.1 million.

The composition of the loan portfolio at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$120,693	19.0%	$98,477	16.5%
Commercial real estate:
Non-owner occupied	108,147	17.0	93,364	15.6
Owner occupied	97,458	15.3	106,960	17.8
Construction	4,162	0.7	3,987	0.7
Consumer:
Home equity installment	28,763	4.5	28,466	4.8
Home equity line of credit	54,257	8.5	51,609	8.6
Auto and leases	70,574	11.1	56,841	9.5
Other	6,208	1.0	13,301	2.2
Residential:
Real estate	136,550	21.5	134,475	22.5
Construction	9,606	1.4	10,496	1.8
Gross loans	636,418	100.0%	597,976	100.0%
Less:
Allowance for loan losses	(9,406)		(9,364)
Unearned lease revenue	(574)		(482)
Net loans	$626,438		$588,130

Loans held-for-sale	$1,866		$2,854

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

Through June 30, 2017, allocation of the allowance for different categories of loans is based on the methodology as explained above.  A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans.  Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement.  That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower.  Upon review, the commercial loan credit risk grade is revised or reaffirmed.  The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted.  The credit risk grades for the commercial loan portfolio are taken into account in the reserve methodology and loss factors are applied based upon the credit risk grades.  The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards.  Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs.  The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

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

Net charge-offs were $0.5 million as of June 30, 2017, $1.2 million for the year ended December 31, 2016 and $0.7 million as of June 30, 2016.  During the period ended June 30, 2017, a significant charge-off in the amount of $0.3 million, which comprised 48% of total year-to-date charge-offs, occurred in the CRE portfolio from a single borrower.  Management does not anticipate any further losses from this borrower.  Net charge-offs of $0.1 million, or about 23% of total net charge-offs, occurred from various borrowers in all categories of the consumer loan portfolio.  For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for loan losses was $9.4 million both as of June 30, 2017 and December 31, 2016.  Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and others unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2017		December 31, 2016		June 30, 2016

Balance at beginning of period	$9,364		$9,527		$9,527

Charge-offs:
Commercial and industrial	(30)		(224)		(169)
Commercial real estate	(368)		(592)		(343)
Consumer	(160)		(504)		(265)
Residential	(38)		(60)		(60)
Total	(596)		(1,380)		(837)

Recoveries:
Commercial and industrial	3		55		21
Commercial real estate	41		37		33
Consumer	44		100		38
Residential	-		-		-
Total	88		192		92
Net charge-offs	(508)		(1,188)		(745)
Provision for loan losses	550		1,025		425
Balance at end of period	$9,406		$9,364		$9,207

Allowance for loan losses to total loans	1.48%		1.57%		1.64%
Net charge-offs to average total loans outstanding	0.16%		0.21%		0.27%
Average total loans	$621,600		$568,953		$560,136
Loans 30 - 89 days past due and accruing	$1,188		$2,241		$3,114
Loans 90 days or more past due and accruing	$245		$19		$52
Non-accrual loans	$6,529		$7,370		$5,918
Allowance for loan losses to loans 90 days or more past due and accruing	38.39	x	492.84	x	177.06
Allowance for loan losses to non-accrual loans	1.44	x	1.27	x	1.56	x
Allowance for loan losses to non-performing loans	1.39	x	1.27	x	1.54	x

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

	June 30, 2017		December 31, 2016		June 30, 2016
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,510	33%	$4,706	34%	$4,880	35%
Commercial and industrial	1,383	19	1,075	17	1,231	18
Consumer	1,939	25	1,834	25	1,692	22
Residential real estate	1,511	23	1,622	24	1,365	25
Unallocated	63	-	127	-	39	-
Total	$9,406	100%	$9,364	100%	$9,207	100%

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At June 30, 2017, non-performing assets represented 1.11% of total assets compared with 1.33% as of December 31, 2016 and 1.30% as of June 30, 2016.  The improvement resulted from a combination of $99.0 million in total asset growth and a $0.4 million net reduction of total non-performing assets year-over-year.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016

Loans past due 90 days or more and accruing	$245	$19	$52
Non-accrual loans *	6,529	7,370	5,918
Total non-performing loans	6,774	7,389	5,970
Troubled debt restructurings	1,737	1,823	2,346
Other real estate owned and repossessed assets	969	1,306	1,555
Total non-performing assets	$9,480	$10,518	$9,871

Total loans, including loans held-for-sale	$637,710	$600,348	$562,758
Total assets	$855,468	$792,944	$756,476
Non-accrual loans to total loans	1.02%	1.23%	1.05%
Non-performing loans to total loans	1.06%	1.23%	1.06%
Non-performing assets to total assets	1.11%	1.33%	1.30%

* In the table above, the amount includes non-accrual TDRs of $2.4 million as of June 30, 2017, $1.5 million as of December 31, 2016 and $0.2 million as of June 30, 2016.

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

From June 30, 2016 to June 30, 2017, non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, increased from $6.0 million to $6.8 million, a $0.8 million, or 13%, increase.  This was driven by a $0.7 million net increase of residential mortgage non-accrual loans due mainly to a single $0.9 million loan, a $0.4 million net increase in consumer non-accrual loans due mainly to a single $0.7 million loan and a $0.2 million accruing residential mortgage loan that became over 90 days delinquent during the six months ended June 30, 2017.  These were partially offset by a $0.5 million decrease in commercial non-accrual loans and payments received, charge-offs, transfers to ORE and miscellaneous transfers back to accrual from all loan types.

From December 31, 2016 to June 30, 2017, non-performing loans decreased from $7.4 million to $6.8 million, a $0.6 million, or 8%, decrease.  This was driven by payments received of $0.7 million, charge-offs of $0.4 million, transfers back to accrual $0.7 million and transfers to ORE of $0.2 million.  These reductions were offset by loans over 90 days delinquent that increased by $0.2 million due mainly to a single residential real estate mortgage loan as well as $1.1 million in new additions to non-accrual.

From December 31, 2016 to June 30, 2017, the portion of accruing loans that was over 90 days past due increased from $19 thousand to $0.2 million.  Accruing loans over 90 days past due at December 31, 2016 consisted of four loans to four unrelated borrowers ranging from $1 thousand to $9 thousand.  Accruing loans over 90 days past due at June 30, 2017 consisted of six loans to six unrelated borrowers ranging from $2 thousand to $0.2 million.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2016 to June 30, 2017, non-accruing loans of all types decreased by $0.9 million, 11%, from $7.4 million to $6.5 million.  At December 31, 2016, there were a total of 46 loans to 39 unrelated borrowers with balances that ranged from less than $1 thousand to $2.3 million.  At June 30, 2017, there were a total of 37 loans to 31 unrelated borrowers with balances that ranged from less than $1 thousand to $1.9 million.  During the third quarter of 2017, the Company foreclosed on the collateral for two significant non-accrual CRE loans to one borrower with balances totaling $2.5 million at June 30, 2017.  The Company expects to sell the foreclosed asset by the end of the third quarter of 2017.

The composition of non-performing loans as of June 30, 2017 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$120,693	$-	$-	$-	0.00%
Commercial real estate:
Non-owner occupied	108,147	-	1,182	1,182	1.09%
Owner occupied	97,458	-	2,922	2,922	3.00%
Construction	4,162	-	177	177	4.25%
Consumer:
Home equity installment	28,763	-	16	16	0.06%
Home equity line of credit	54,257	-	805	805	1.48%
Auto loans and leases *	70,000	25	-	25	0.04%
Other	6,208	2	6	8	0.13%
Residential:
Real estate	136,550	218	1,421	1,639	1.20%
Construction	9,606	-	-	-	-
Loans held-for-sale	1,866	-	-	-	-

Total	$637,710	$245	$6,529	$6,774	1.06%

*Net of unearned lease revenue of $0.6 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of June 30, 2017 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructure (TDR).  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2016 to June 30, 2017, TDRs increased from nine loans totaling $3.3 million to fifteen loans totaling $4.1 million. This increase of $0.8 million, or 24%, was primarily due to the addition of six CRE loans to four unrelated borrowers totaling $1.0 million during the first six months of 2017.  At December 31, 2016, the nine TDRs consisted of six CRE loans totaling $1.8 million, one C&I loan totaling $25 thousand, one residential mortgage totaling $0.9 million, and one HELOC totaling $0.7 million.  At June 30, 2017, the fifteen TDRs consisted of twelve CRE loans totaling $2.6 million, one C&I loan totaling $25 thousand, one residential mortgage loan totaling $0.9 million and one HELOC totaling $0.7 million.

At December 31, 2016, two TDRs totaling $1.5 million were on non-accrual.  These consisted of one residential mortgage and one HELOC.  At June 30, 2017, five TDRs totaling $2.4 million were on non-accrual.  These consisted of three CRE loans, one residential mortgage and one HELOC.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the six months ended June 30, 2017
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	900	-	146	-	1,046
Transfers	-	(970)	-	970	-	-
Pay downs / payoffs	-	(16)	-	(218)	(18)	(252)
Charge offs	-	-	-	-	-	-
Ending balance	$25	$1,712	$650	$898	$863	$4,148

As of and for the year ended December 31, 2016
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$-	$2,423
Additions	-	4	650	-	881	1,535
Transfers	-	(20)	-	20	-	-
Pay downs / payoffs	(500)	(84)	-	-	-	(584)
Charge offs	-	-	-	(20)	-	(20)
Ending balance	$25	$1,798	$650	$-	$881	$3,354

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

Foreclosed assets held-for-sale

From December 31, 2016 to June 30, 2017, foreclosed assets held-for-sale (ORE) decreased from $1.3 million to $1.0 million, a $0.3 million, or 25%, decrease.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,298	13	$1,074	14

Additions	201	3	1,056	11
Pay downs	(9)		(18)
Write downs	(91)		(80)
Sold	(430)	(4)	(734)	(12)
Balance at end of period	$969	12	$1,298	13

As of June 30, 2017, ORE consisted of twelve properties from twelve unrelated borrowers totaling $1.0 million.

Three of these properties ($0.1 million) were added in 2017; three were added in 2016 ($0.5 million); two were added in 2015 ($0.1 million); two were added in 2014 ($42 thousand); one was added in 2012 ($100); and one was added in 2011 ($0.2 million).  Of the twelve properties, one totaling $0.2 million had a signed sales agreement; six totaling $0.7 million were listed for sale, while the five remaining properties totaling $0.1 million were either in litigation, in process for disposition, in the process of eviction or disposal or in process of being listed for sale.

As of June 30, 2017, the Company had no other repossessed assets held-for-sale. There was one repossessed assets held-for-sale at December 31, 2016, with a balance of $8 thousand.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  In March 2017, the Company invested $8.0 million in additional BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (SERP) implemented for certain executive officers that provides for payments upon death.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Other assets

The $3.1 million increase in other assets was due mostly to $1.5 million in higher residual values associated with recording new automobile leases, net of lease disposals, $0.8 million higher prepaid expenses and $0.4 million more in construction-in-process.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$185,734	26.2%	$161,563	23.0%
Savings and clubs	128,471	18.2	120,512	17.1
Money market	115,971	16.4	117,478	16.7
Certificates of deposit	102,350	14.5	92,753	13.2
Total interest-bearing	532,526	75.3	492,306	70.0
Non-interest bearing	174,909	24.7	211,153	30.0
Total deposits	$707,435	100.0%	$703,459	100.0%

Total deposits increased $4.0 million, or 1%, from $703.4 million at December 31, 2016 to $707.4 million at June 30, 2017.    A majority of the increase came from growth in interest-bearing checking accounts of $24.2 million.  Most of the growth in interest-bearing checking accounts was from public deposits which fluctuate throughout the year.  The increased lending to local government entities along with a focus on obtaining a full banking relationship with these customers has caused public deposit growth during the first half of 2017.    CDs and savings and clubs added another $9.6 million and $8.0 million, respectively, to deposit growth.  Non-interest bearing deposits fell $36.2 million due to a temporary deposit of $48.7 million received at the end of 2016 that was transferred to a trust escrow account in January.  Excluding this temporary deposit, the Company experienced growth in non-interest-bearing deposits.    Money market deposits also decreased $1.5 million during the first six months of 2017.  During the first quarter of 2017, the Company also completed the acquisition of Wayne Bank’s West Scranton branch which increased deposits by $13.9 million.  For a discussion on the acquisition, see “Acquisition” located in the financial statement footnotes.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop deposit gathering programs for its customers.  The Company expects asset growth for 2017 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Transactional deposit and CD growth is projected as a result of our relationship strategy.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

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

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of June 30, 2017 and December 31, 2016, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at June 30, 2017 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$14,230	$7,436	$8,444	$20,610	$50,720
CDARS	-	1,134	-	-	1,134
Total CDs of $100,000 or more	14,230	8,570	8,444	20,610	51,854
CDs of less than $100,000	7,516	5,337	9,940	27,703	50,496
Total CDs	$21,746	$13,907	$18,384	$48,313	$102,350

Certificates of deposit of $250,000 or more amounted to $26.5 million and $25.7 million as of June 30, 2017 and December 31, 2016, respectively.

Including CDARS, approximately 35% of the CDs, with a weighted-average interest rate of 0.69%, are scheduled to mature in 2017 and an additional 29%, with a weighted-average interest rate of 0.91%, are scheduled to mature in 2018.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth other than from the branch purchase during 2017, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first half of 2017 increased $0.8 million from the end of 2016.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  The Company required $29.4 million in overnight borrowings at June 30, 2017 compared to no overnight borrowings at December 31, 2016.  A $48.7 million temporary deposit at the end of 2016 prevented the Company from having to use overnight borrowings at year-end.  Short-term borrowings are expected to increase temporarily in 2017 to fund asset growth above deposit balance growth.

During the first quarter of 2017, the Company borrowed $17 million from the FHLB to purchase securities.  The borrowings were laddered out with maturities ranging from July 2017 to January 2019 and interest rates ranging from 0.64% to 1.34%.  During the second quarter of 2017, the Company borrowed another $6.7 million from the FHLB to fund loan growth and replace seasonal deposits. The borrowing matures in two years and has an interest rate of 1.43%.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$29,387	50.5%	$-	-%
Securities sold under repurchase agreements	5,068	8.7	4,223	100.0
Long-term FHLB advances	23,704	40.8	-	-
Total	$58,159	100.0%	$4,223	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2017, the Company maintained a one-year cumulative gap of positive (asset sensitive) $42.6 million, or 5%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2017:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$86	$-	$-	$14,791	$14,877
Investment securities (1)(2)	6,239	14,448	50,714	86,033	157,434
Loans and leases(2)	198,920	110,612	167,151	151,621	628,304
Fixed and other assets	-	19,699	-	35,154	54,853
Total assets	$205,245	$144,759	$217,865	$287,599	$855,468
Total cumulative assets	$205,245	$350,004	$567,869	$855,468

Non-interest-bearing transaction deposits (3)	$-	$17,508	$48,065	$109,336	$174,909
Interest-bearing transaction deposits (3)	171,730	22,648	159,368	76,430	430,176
Certificates of deposit	21,746	32,291	40,267	8,046	102,350
Repurchase agreements	5,068	-	-	-	5,068
Short-term borrowings	29,387	-	-	-	29,387
Long-term debt	2,000	5,000	16,704	-	23,704
Other liabilities	-	-	-	5,738	5,738
Total liabilities	$229,931	$77,447	$264,404	$199,550	$771,332
Total cumulative liabilities	$229,931	$307,378	$571,782	$771,332

Interest sensitivity gap	$(24,686)	$67,312	$(46,539)	$88,049
Cumulative gap	$(24,686)	$42,626	$(3,913)	$84,136

Cumulative gap to total assets	-2.9%	5.0%	-0.5%	9.8%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2017 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2017 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.3%	(6.5)%
Net income	6.4	(14.3)
Economic value at risk:
Economic value of equity	(0.8)	(28.0)
Economic value of equity as a percent of total assets	(0.1)	(4.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2017, the Company’s risk-based capital ratio was 14.5%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2017, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$29,413	$675	2.3%
+100 basis points	29,110	372	1.3
Flat rate	28,738	-	-
-100 basis points	27,468	(1,270)	(4.4)
-200 basis points	26,880	(1,858)	(6.5)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of June 30, 2017, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2017, the Company used $11.0 million of cash.  During the period, the Company’s operations provided approximately $6.8 million mostly from $14.0 million of net cash inflow from the components of net interest income and $3.4 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $8.1 million, $0.9 million in estimated tax payments and a $1.5 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, borrowings and the acquisition of a bank branch were used to purchase investment securities and replace maturing and cash runoff of securities, purchase bank owned life insurance, fund the loan portfolio and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

During the third quarter of 2016, the Company entered into an agreement to acquire all the deposits, certain loans and fixed assets of a bank branch.  The transaction was completed in March 2017.  As a result of this transaction, the Company experienced an increase of $13.9 million in deposits in March 2017.

As of June 30,  2017, the Company maintained $14.9 million in cash and cash equivalents and $155.3 million of investments AFS and loans HFS.  Also as of June 30, 2017, the Company had approximately $181.1 million available to borrow from the FHLB, $21.0 million from correspondent banks, $63.2 million from the FRB and $42.7 million from the CDARS program.  The combined total of $478.2 million represented 56% of total assets at June 30, 2017.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2017, total shareholders' equity increased $3.5 million, or 4%, due principally from the $4.2 million in net income added into retained earnings.  Capital was further enhanced by the $0.5 million, after tax, improvement in the net unrealized gain position in the Company’s investment portfolio, $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP), $0.1 million from issuance of common stock through the dividend reinvestment plan and $0.2 million from stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by $1.5 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 37.0% for the six months ended June 30, 2017.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2017, the Company reported a net unrealized gain position of $1.9 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.4 million as of December 31, 2016.    The improvement during the first half of 2017 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.  Beginning in 2009, the Company’s board of directors had allowed a benefit to its loyal shareholders as a discount on the purchase price for shares issued directly from the Company through the DRP and voluntary cash feature.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of June 30, 2017 and December 31, 2016, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a combined basis, and the Bank as of June 30, 2017 and December 31, 2016:

								To be well capitalized
			For capital					under prompt corrective
	Actual		adequacy purposes					action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of June 30, 2017:

Total capital (to risk-weighted assets)
Consolidated	$89,840	14.5%	≥	$57,309	≥	9.3%	(1)		N/A		N/A
Bank	$89,620	14.5%	≥	$57,298	≥	9.3%	(1)	≥	$61,944	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$82,074	13.3%	≥	$35,624	≥	5.8%	(1)		N/A		N/A
Bank	$81,855	13.2%	≥	$35,618	≥	5.8%	(1)	≥	$40,263	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$82,074	13.3%	≥	$44,918	≥	7.3%	(1)		N/A		N/A
Bank	$81,855	13.2%	≥	$44,909	≥	7.3%	(1)	≥	$49,555	≥	8.0%

Tier I capital (to average assets)
Consolidated	$82,074	9.7%	≥	$33,898	≥	4.0%			N/A		N/A
Bank	$81,855	9.7%	≥	$33,898	≥	4.0%		≥	$42,373	≥	5.0%

 (1) Includes 1.25% capital conservation buffer.

As of December 31, 2016:

Total capital (to risk-weighted assets)
Consolidated	$86,702	14.9%	≥	$46,550	≥	8.6%	(2)		N/A		N/A
Bank	$86,332	14.8%	≥	$46,538	≥	8.6%	(2)	≥	$58,172	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$26,184	≥	5.1%	(2)		N/A		N/A
Bank	$79,033	13.6%	≥	$26,178	≥	5.1%	(2)	≥	$37,812	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$34,912	≥	6.6%	(2)		N/A		N/A
Bank	$79,033	13.6%	≥	$34,903	≥	6.6%	(2)	≥	$46,538	≥	8.0%

Tier I capital (to average assets)
Consolidated	$79,250	10.3%	≥	$30,717	≥	4.0%			N/A		N/A
Bank	$79,033	10.3%	≥	$30,650	≥	4.0%		≥	$38,313	≥	5.0%

 (2) Includes a 0.625% capital conservation buffer.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2016 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2017.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016;  Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and the Notes to the Consolidated Financial Statements.

________________________________________________

   *   Management contract or compensatory plan or arrangement.

Signatures

FIDELITY D & D BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fidelity D & D Bancorp, Inc.

Date: August 8, 2017	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 8, 2017	/s/Salvatore R. DeFrancesco, Jr.
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

101 Interactive data files: The following, from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016;  Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and the Notes to the Consolidated Financial Statements. **

______________________________________

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