Form 10-Q
period 2017-09-30
FIDELITY D & D BANCORP INC
filed 2017-11-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________________

Commission file number: 001-38229

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2017, the latest practicable date, was 3,729,978 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2017

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$11,835	$12,856
Interest-bearing deposits with financial institutions	30,046	12,987
Total cash and cash equivalents	41,881	25,843
Available-for-sale securities	151,995	130,037
Federal Home Loan Bank stock	2,543	2,606
Loans and leases, net (allowance for loan losses of
$9,356 in 2017; $9,364 in 2016)	625,111	588,130
Loans held-for-sale (fair value $1,662 in 2017, $2,907 in 2016)	1,629	2,854
Foreclosed assets held-for-sale	927	1,306
Bank premises and equipment, net	16,899	17,164
Cash surrender value of bank owned life insurance	19,857	11,435
Accrued interest receivable	2,769	2,246
Goodwill	209	-
Other assets	14,446	11,323
Total assets	$878,266	$792,944
Liabilities:
Deposits:
Interest-bearing	$562,719	$492,306
Non-interest-bearing	185,858	211,153
Total deposits	748,577	703,459
Accrued interest payable and other liabilities	6,781	4,631
Short-term borrowings	12,920	4,223
FHLB advances	23,704	-
Total liabilities	791,982	712,313
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,729,978 in 2017; and 2,453,805 in 2016)	28,200	27,155
Retained earnings	56,163	52,095
Accumulated other comprehensive income	1,921	1,381
Total shareholders' equity	86,284	80,631
Total liabilities and shareholders' equity	$878,266	$792,944

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income:
Loans and leases:
Taxable	$6,672	$5,960	$19,398	$17,571
Nontaxable	220	195	647	579
Interest-bearing deposits with financial institutions	12	13	22	59
Investment securities:
U.S. government agency and corporations	610	500	1,887	1,236
States and political subdivisions (nontaxable)	368	321	1,081	954
Other securities	46	17	113	58
Total interest income	7,928	7,006	23,148	20,457
Interest expense:
Deposits	742	580	1,971	1,727
Securities sold under repurchase agreements	3	4	15	16
Other short-term borrowings and other	60	1	197	14
FHLB advances	77	-	174	-
Total interest expense	882	585	2,357	1,757
Net interest income	7,046	6,421	20,791	18,700
Provision for loan losses	375	225	925	650
Net interest income after provision for loan losses	6,671	6,196	19,866	18,050
Other income:
Service charges on deposit accounts	582	564	1,674	1,567
Interchange fees	431	378	1,256	1,115
Fees from trust fiduciary activities	253	176	756	539
Fees from financial services	169	126	434	436
Service charges on loans	201	194	597	665
Fees and other revenue	222	201	661	593
Earnings on bank-owned life insurance	158	89	422	264
Gain (loss) on sale or disposal of:
Loans	232	302	684	629
Investment securities	-	-	-	9
Premises and equipment	-	(6)	-	(6)
Total other income	2,248	2,024	6,484	5,811
Other expenses:
Salaries and employee benefits	3,235	2,892	9,559	8,660
Premises and equipment	919	898	2,816	2,642
Advertising and marketing	270	198	850	656
Professional services	404	334	1,330	1,122
FDIC assessment	68	98	201	335
Loan collection	84	16	191	141
Other real estate owned	37	69	183	158
Office supplies and postage	109	110	339	352
Automated transaction processing	185	179	543	460
Data processing and communication	297	261	880	720
PA shares tax	183	165	394	471
Other	244	189	597	449
Total other expenses	6,035	5,409	17,883	16,166
Income before income taxes	2,884	2,811	8,467	7,695
Provision for income taxes	658	776	2,078	2,031
Net income	$2,226	$2,035	$6,389	$5,664
Per share data:
Net income - basic (1)	$0.60	$0.55	$1.72	$1.54
Net income - diluted (1)	$0.60	$0.55	$1.72	$1.54
Dividends (1)	$0.21	$0.19	$0.62	$0.57

See notes to unaudited consolidated financial statements

(1)

On August 15, 2017, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend. Per share data for the three and nine months ended September 30, 2016 has been restated for the effects thereof.

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016

Net income	$2,226	$2,035	$6,389	$5,664

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities	104	(361)	818	1,932
Reclassification adjustment for net gains realized in income	-	-	-	(9)
Net unrealized gain (loss)	104	(361)	818	1,923
Tax effect	(35)	123	(278)	(654)
Unrealized gain (loss), net of tax	69	(238)	540	1,269
Other comprehensive income (loss), net of tax	69	(238)	540	1,269
Total comprehensive income, net of tax	$2,295	$1,797	$6,929	$6,933

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2017 and 2016
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			5,664		5,664
Other comprehensive income				1,269	1,269
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		248			248
Cash dividends declared			(2,098)		(2,098)
Balance, September 30, 2016	2,453,805	$27,073	$51,029	$3,457	$81,559

Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			6,389		6,389
Other comprehensive income				540	540
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	7,744	331			331
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	11,500	332			332
Stock-based compensation expense		256			256
Issuance of common stock from stock split	1,243,187
Cash in lieu of fractional shares paid due to the stock split			(11)		(11)
Cash dividends declared			(2,310)		(2,310)
Balance, September 30, 2017	3,729,978	$28,200	$56,163	$1,921	$86,284

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2017	2016

Cash flows from operating activities:
Net income	$6,389	$5,664
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,324	2,519
Provision for loan losses	925	650
Deferred income tax expense	1,070	1,192
Stock-based compensation expense	419	385
Excess tax benefit from exercise of stock options	66	-
Proceeds from sale of loans held-for-sale	33,498	34,623
Originations of loans held-for-sale	(29,342)	(32,155)
Earnings from bank-owned life insurance	(422)	(264)
Net gain from sales of loans	(684)	(629)
Net gain from sales of investment securities	-	(9)
Net loss from sale and write-down of foreclosed assets held-for-sale	83	57
Net loss from disposal of equipment	-	6
Change in:
Accrued interest receivable	(519)	97
Other assets	(4,262)	(2,760)
Accrued interest payable and other liabilities	1,928	906
Net cash provided by operating activities	11,473	10,282

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	2,884
Proceeds from maturities, calls and principal pay-downs	14,795	15,139
Purchases	(36,786)	(20,707)
Decrease in FHLB stock	63	919
Net increase in loans and leases	(39,271)	(20,584)
Purchase of life insurance policies	(8,000)	-
Acquisition of bank premises and equipment	(747)	(1,075)
Net cash acquired in acquisition of bank branch	11,817	-
Proceeds from sale of bank premises and equipment	6	-
Proceeds from sale of foreclosed assets held-for-sale	511	354
Net cash used in investing activities	(57,612)	(23,070)

Cash flows from financing activities:
Net increase in deposits	31,308	51,132
Net increase (decrease) in short-term borrowings	8,697	(17,208)
Proceeds from issuance of FHLB advances	25,704	-
Repayment of FHLB advances	(2,000)	-
Proceeds from employee stock purchase plan participants	126	111
Exercise of stock options	332	14
Dividends paid, net of dividends reinvested	(1,979)	(2,098)
Cash paid in lieu of fractional shares	(11)	-
Net cash provided by financing activities	62,177	31,951
Net increase in cash and cash equivalents	16,038	19,163
Cash and cash equivalents, beginning	25,843	12,277

Cash and cash equivalents, ending	$41,881	$31,440

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,219	$1,793
Income tax	1,300	500
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	818	1,923
Transfers from loans to foreclosed assets held-for-sale	216	1,104
Transfers from loans to loans held-for-sale	2,752	3,306

Acquisition of West Scranton Branch from Wayne Bank	March 17, 2017
Non-cash assets acquired:
Loans	$1,574
Bank premises and equipment	264
Goodwill	209
Accrued interest receivable and other assets	4
Total non-cash assets acquired	$2,051
Liabilities assumed:
Deposits	$13,809
Accrued interest payable and other liabilities	59
Total liabilities assumed	$13,868

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

In the opinion of management, the consolidated balance sheets as of September 30, 2017 and December 31, 2016 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation.

On August 15, 2017, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend on its common stock outstanding to shareholders as of September 18, 2017 and distributed on September 28, 2017.  All share and per share information included in the accompanying consolidated financial statements and footnotes has been retroactively adjusted to reflect this stock split.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2017 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2017 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of September 30, 2017 and December 31, 2016, loans classified as HFS consisted of residential mortgage loans.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP:  identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; recognize revenue when (or as) the entity satisfies a performance obligation.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption.

Subsequently, the FASB issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued Principal versus Agent Considerations, Identifying Performance Obligations and Licensing, Narrow-Scope Improvements and Practical Expedients and Technical Corrections and Improvements in March, April, May and December 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements are consistent with those in Topic 606.    The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of the guidance, and non-interest income.  The Company is currently assessing our revenue streams that are within the scope of the standard; including wealth management fees, deposit related fees and gains on the sale of other real estate owned.   The Company expects that this guidance may change how certain non-interest income is recognized but does not expect the new standard, or any of its amendments, to have a material effect on its consolidated financial statements.  The Company does anticipate the guidance will require expanded footnote disclosures.    The Company plans to adopt this guidance on January 1, 2018 using the modified retrospective approach with a cumulative adjustment to opening retained earnings, if such adjustment is deemed to be material.

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

As of and for the nine months ended September 30, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,381	$1,381

Other comprehensive income before reclassifications, net of tax	540	540
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	540	540
Ending balance	$1,921	$1,921

As of and for the three months ended September 30, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,852	$1,852

Other comprehensive income before reclassifications, net of tax	69	69
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	69	69
Ending balance	$1,921	$1,921

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

As of and for the three months ended September 30, 2016
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$3,695	$3,695

Other comprehensive loss before reclassifications, net of tax	(238)	(238)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive loss	(238)	(238)
Ending balance	$3,457	$3,457

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Unrealized gains on AFS securities	$-	$-	$-	$9	Gain on sale of investment securities
	-	-	-	(3)	Provision for income taxes
Total reclassifications for the period	$-	$-	$-	$6	Net income

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

The amortized cost and fair value of investment securities at September 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2017
Available-for-sale securities:
Agency - GSE	$16,269	$21	$(77)	$16,213
Obligations of states and political subdivisions	41,759	2,056	(80)	43,735
MBS - GSE residential	90,761	804	(294)	91,271

Total debt securities	148,789	2,881	(451)	151,219

Equity securities - financial services	294	482	-	776

Total available-for-sale securities	$149,083	$3,363	$(451)	$151,995

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2016
Available-for-sale securities:
Agency - GSE	$18,362	$58	$(144)	$18,276
Obligations of states and political subdivisions	38,648	1,803	(260)	40,191
MBS - GSE residential	70,639	851	(553)	70,937

Total debt securities	127,649	2,712	(957)	129,404

Equity securities - financial services	294	339	-	633

Total available-for-sale securities	$127,943	$3,051	$(957)	$130,037

The amortized cost and fair value of debt securities at September 30, 2017 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$4,004	$4,007
Due after one year through five years	13,084	13,120
Due after five years through ten years	2,556	2,649
Due after ten years	38,384	40,172

Total debt securities	58,028	59,948

MBS - GSE residential	90,761	91,271

Total available-for-sale debt securities	$148,789	$151,219

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

The following table presents the fair value and gross unrealized losses of investment securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2017
Agency - GSE	$5,051	$(29)	$3,022	$(48)	$8,073	$(77)
Obligations of states and political subdivisions	2,416	(41)	2,254	(39)	4,670	(80)
MBS - GSE residential	34,146	(208)	4,740	(86)	38,886	(294)
Total	$41,613	$(278)	$10,016	$(173)	$51,629	$(451)
Number of securities	29		9		38

December 31, 2016
Agency - GSE	$6,032	$(144)	$-	$-	$6,032	$(144)
Obligations of states and political subdivisions	8,690	(260)	-	-	8,690	(260)
MBS - GSE residential	41,111	(553)	-	-	41,111	(553)
Total	$55,833	$(957)	$-	$-	$55,833	$(957)
Number of securities	48		-		48

The Company had thirty-eight securities in an unrealized loss position at September 30, 2017, including eight agency securities, twenty-two mortgage-backed securities and eight municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at September 30, 2017:  0.94% for agencies; 0.75% for total MBS-GSE; and 1.69% for municipals.  In addition, three agency securities, three mortgage-backed securities and three municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of September 30, 2017, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at September 30, 2017 and December 31, 2016 are summarized as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Commercial and industrial	$112,096	$98,477
Commercial real estate:
Non-owner occupied	93,398	87,220
Owner occupied	109,598	113,104
Construction	6,123	3,987
Consumer:
Home equity installment	28,282	28,466
Home equity line of credit	53,177	51,609
Auto loans and leases	79,629	56,841
Other	5,784	13,301
Residential:
Real estate	138,709	134,475
Construction	8,315	10,496
Total	635,111	597,976
Less:
Allowance for loan losses	(9,356)	(9,364)
Unearned lease revenue	(644)	(482)

Loans and leases, net	$625,111	$588,130

Net deferred loan costs of $2.0 million and $1.8 million have been included in the carrying values of loans at September 30, 2017 and December 31, 2016, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $296.9 million as of September 30, 2017 and $285.2 million as of December 31, 2016.  Mortgage servicing rights amounted to $1.3 million both as of September 30, 2017 and December 31, 2016, respectively.

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

Non-accrual loans, segregated by class, at September 30, 2017 and December 31, 2016, were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016

Commercial and industrial	$14	$11
Commercial real estate:
Non-owner occupied	584	1,407
Owner occupied	1,148	3,078
Construction	169	193
Consumer:
Home equity installment	15	31
Home equity line of credit	513	737
Auto loans and leases	-	25
Other	-	6
Residential:
Real estate	1,421	1,882
Total	$3,864	$7,370

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

Loans modified in a TDR may or may not be placed on non-accrual status.  As of September 30, 2017, total TDRs amounted to $3.9  million, consisting of 15 loans (12 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 10 unrelated borrowers), of which two CRE loans, totaling $0.7 million, one HELOC, totaling $0.4 million, and one residential mortgage, totaling $0.9 million, were on non-accrual status.  The September 30, 2017 balance represented a $0.6 million increase over the December 31, 2016 balance, which amounted to $3.3 million consisting of 9 loans (6 CRE loans, 1 C&I loan, 1 HELOC and 1 residential mortgage to 6 unrelated borrowers), of which the HELOC, totaling $0.6 million, and the residential mortgage, totaling $0.9 million, were on non-accrual status.  This increase in TDRs was attributed to the addition of the six accruing TDRs in the category of CRE, totaling $1.0 million in the first nine months of 2017.  Of the TDRs outstanding as of September 30, 2017 and December 31, 2016, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified in a TDR during the three months ended September 30, 2017 and 2016.  The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the nine months ended:
(dollars in thousands)	September 30, 2017			September 30, 2016

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	1	$119	$4	-	$-	$-
Commercial real estate - owner occupied	5	926	187	-	-	-
Consumer home equity line of credit	-	-	-	1	650	105
Total	6	$1,045	$191	1	$650	$105

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

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the:
(dollars in thousands)	Nine months ended September 30, 2017		Nine months ended September 30, 2016

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied		$-	1	$20

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of September 30, 2017 and 2016, respectively, the allowance for impaired loans that have been modified in a TDR was $0.8 million and $0.4 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2017	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$56	$116	$14	$186	$111,910	$112,096		$-
Commercial real estate:
Non-owner occupied	528	658	584	1,770	91,628	93,398		-
Owner occupied	54	-	1,148	1,202	108,396	109,598		-
Construction	-	-	169	169	5,954	6,123		-
Consumer:
Home equity installment	156	26	15	197	28,085	28,282		-
Home equity line of credit	61	72	513	646	52,531	53,177		-
Auto loans and leases	181	102	-	283	78,702	78,985	(2)	-
Other	88	12	-	100	5,684	5,784		-
Residential:
Real estate	-	334	1,421	1,755	136,954	138,709		-
Construction	-	-	-	-	8,315	8,315		-
Total	$1,124	$1,320	$3,864	$6,308	$628,159	$634,467		$-

(1) Includes $3.9 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.6 million. (3) Includes net deferred loan costs of $2.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2016	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$208	$-	$11	$219	$98,258	$98,477		$-
Commercial real estate:
Non-owner occupied	180	-	1,407	1,587	85,633	87,220		-
Owner occupied	13	776	3,078	3,867	109,237	113,104		-
Construction	-	-	193	193	3,794	3,987		-
Consumer:
Home equity installment	213	25	31	269	28,197	28,466		-
Home equity line of credit	-	-	737	737	50,872	51,609		-
Auto loans and leases	293	59	44	396	55,963	56,359	(2)	19
Other	37	2	6	45	13,256	13,301		-
Residential:
Real estate	14	421	1,882	2,317	132,158	134,475		-
Construction	-	-	-	-	10,496	10,496		-
Total	$958	$1,283	$7,389	$9,630	$587,864	$597,494		$19

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

At September 30, 2017, impaired loans consisted of accruing TDRs of $1.9 million, $3.9 million in non-accrual loans and $1.5 million in accruing impaired loans.  At December 31, 2016, impaired loans consisted of accruing TDRs of $1.8 million, $7.4 million in non-accrual loans and $2.2 million in accruing loans.  As of September 30, 2017, the non-accrual loans included four TDRs to three unrelated borrowers totaling $2.0 million compared with two TDRs totaling $1.5 million as of December 31, 2016.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2017
Commercial and industrial	$228	$204	$24	$228	$193
Commercial real estate:
Non-owner occupied	2,405	1,997	288	2,285	612
Owner occupied	2,769	2,452	254	2,706	464
Construction	392	-	169	169	-
Consumer:
Home equity installment	48	-	15	15	-
Home equity line of credit	809	81	432	513	53
Auto loans and leases	8	-	-	-	-
Other	-	-	-	-	-
Residential:
Real estate	1,439	1,158	263	1,421	317
Construction	-	-	-	-	-
Total	$8,098	$5,892	$1,445	$7,337	$1,639

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2016
Commercial and industrial	$235	$206	$29	$235	$193
Commercial real estate:
Non-owner occupied	3,346	2,611	405	3,016	993
Owner occupied	5,363	4,351	876	5,227	1,389
Construction	416	-	193	193	-
Consumer:
Home equity installment	64	-	31	31	-
Home equity line of credit	778	650	87	737	167
Auto	25	25	-	25	3
Other	6	6	-	6	1
Residential:
Real estate	1,949	1,466	416	1,882	315
Construction	-	-	-	-	-
Total	$12,182	$9,315	$2,037	$11,352	$3,061

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

	For the nine months ended
	September 30, 2017			September 30, 2016
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$232	$7	$-	$502	$12	$-
Commercial real estate:
Non-owner occupied	3,054	114	-	5,030	93	-
Owner occupied	4,393	223	-	3,562	107	-
Construction	184	-	-	217	-	-
Consumer:
Home equity installment	19	-	-	119	3	-
Home equity line of credit	722	5	-	772	25	-
Auto	21	4	-	40	-	-
Other	4	1	-	6	-	-
Residential:
Real estate	1,428	77	-	750	4	-
Construction	-	-	-	-	-	-
Total	$10,057	$431	$-	$10,998	$244	$-

	For the three months ended
	September 30, 2017			September 30, 2016
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$223	$3	$-	$255	$3	$-
Commercial real estate:
Non-owner occupied	2,588	52	-	3,336	47	-
Owner occupied	3,521	152	-	5,068	29	-
Construction	173	-	-	204	-	-
Consumer:
Home equity installment	15	-	-	51	-	-
Home equity line of credit	659	5	-	871	8	-
Auto	-	-	-	30	-	-
Other	3	-	-	6	-	-
Residential:
Real estate	1,421	54	-	770	2	-
Construction	-	-	-	-	-	-
Total	$8,603	$266	$-	$10,591	$89	$-

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

The following table presents loans including $2.0 million and $1.8 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2017 and December 31, 2016, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	September 30, 2017
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$110,839	$535	$722	$-	$112,096
Commercial real estate - non-owner occupied	86,159	817	6,422	-	93,398
Commercial real estate - owner occupied	103,288	2,692	3,618	-	109,598
Commercial real estate - construction	5,954	-	169	-	6,123
Total commercial	$306,240	$4,044	$10,931	$-	$321,215

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	September 30, 2017
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$28,267	$15	$28,282
Home equity line of credit	52,664	513	53,177
Auto loans and leases (1)	78,985	-	78,985
Other	5,784	-	5,784
Total consumer	$165,700	$528	$166,228
Residential
Real estate	$137,288	$1,421	$138,709
Construction	8,315	-	8,315
Total residential	$145,603	$1,421	$147,024
Total consumer & residential	$311,303	$1,949	$313,252

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

Management applies two primary components during the loan review process to determine proper allowance levels.  The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated.  The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪	identification of specific impaired loans by loan category;
▪	identification of specific loans that are not impaired, but have an identified potential for loss;
▪	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
▪	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
▪	application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation;
▪	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.
▪	Qualitative factor adjustments include:
o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(76)	(416)	(505)		(38)	-	(1,035)
Recoveries	5	44	53		-	-	102
Provision	395	(232)	587		215	(40)	925
Ending balance	$1,399	$4,102	$1,969		$1,799	$87	$9,356
Ending balance: individually evaluated for impairment	$193	$1,076	$53		$317	$-	$1,639
Ending balance: collectively evaluated for impairment	$1,206	$3,026	$1,916		$1,482	$87	$7,717
Loans Receivables:
Ending balance (2)	$112,096	$209,119	$166,228	(1)	$147,024	$-	$634,467
Ending balance: individually evaluated for impairment	$228	$5,160	$528		$1,421	$-	$7,337
Ending balance: collectively evaluated for impairment	$111,868	$203,959	$165,700		$145,603	$-	$627,130
(1) Net of unearned lease revenue of $0.6 million.    (2) Includes $2.0 million of net deferred loan costs.

As of and for the three months ended September 30, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,383	$4,510	$1,939	$1,511	$63	$9,406
Charge-offs	(46)	(48)	(345)	-	-	(439)
Recoveries	2	3	9	-	-	14
Provision	60	(363)	366	288	24	375
Ending balance	$1,399	$4,102	$1,969	$1,799	$87	$9,356

As of and for the year ended December 31, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(224)	(592)	(504)		(60)	-	(1,380)
Recoveries	55	37	100		-	-	192
Provision	(92)	247	705		275	(110)	1,025
Ending balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Ending balance: individually evaluated for impairment	$193	$2,382	$171		$315	$-	$3,061
Ending balance: collectively evaluated for impairment	$882	$2,324	$1,663		$1,307	$127	$6,303
Loans Receivables:
Ending balance (2)	$98,477	$204,311	$149,735	(1)	$144,971	$-	$597,494
Ending balance: individually evaluated for impairment	$235	$8,436	$799		$1,882	$-	$11,352
Ending balance: collectively evaluated for impairment	$98,242	$195,875	$148,936		$143,089	$-	$586,142

(1) Net of unearned lease revenue of $0.5 million.  (2) Includes $1.8 million of net deferred loan costs.

As of and for the nine months ended September 30, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533	$1,407	$237	$9,527
Charge-offs	(199)	(526)	(356)	(60)	-	(1,141)
Recoveries	39	36	85	-	-	160
Provision	(45)	284	526	10	(125)	650
Ending balance	$1,131	$4,808	$1,788	$1,357	$112	$9,196

As of and for the three months ended September 30, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,231	$4,880	$1,692	$1,365	$39	$9,207
Charge-offs	(30)	(183)	(91)	-	-	(304)
Recoveries	18	3	47	-	-	68
Provision	(88)	108	140	(8)	73	225
Ending balance	$1,131	$4,808	$1,788	$1,357	$112	$9,196

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and nine months ended September 30, 2017, there were 16,707 and 12,237 potentially dilutive shares related to issued and unexercised stock options and SSARs compared to 2,925 and 2,592 for the same 2016 periods, respectively.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 9,504 and 8,130 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2017 compared to 8,747 and 6,482 for the three and nine months ended September 30, 2016, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,226	$2,035	$6,389	$5,664
Weighted-average common shares outstanding	3,712,297	3,680,707	3,704,859	3,679,104
Basic EPS	$0.60	$0.55	$1.72	$1.54

Diluted EPS:
Net income available to common shareholders	$2,226	$2,035	$6,389	$5,664
Weighted-average common shares outstanding	3,712,297	3,680,707	3,704,859	3,679,104
Potentially dilutive common shares	26,211	11,672	20,367	9,074
Weighted-average common and potentially dilutive shares outstanding	3,738,508	3,692,379	3,725,226	3,688,178
Diluted EPS	$0.60	$0.55	$1.72	$1.54

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance and in February 2017 based on 2016 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2017 and 2016 under the 2012 stock incentive plans:

	September 30, 2017			September 30, 2016
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	8,400	(2)	$26.17	8,400	(1)	$21.60
Omnibus plan	4,749	(3)	23.93	4,734	(3)	19.48
Omnibus plan	75	(1)	26.17	75	(1)	21.00
Total	13,224		$25.36	13,209		$20.84

(1) Vest after 1 year  (2) Vest after 2 years – 50% each year    (3) Vest after 3 years – 33% each year

The fair value of the 4,749 shares granted on February 7, 2017 was calculated using the grant date stock price with a discount valuation.  The Chaffe model was used to calculate the discount. Since the shares vest over three years and then have a further two-year holding period, the historical volatility of the five years prior to the issue date was used to estimate volatility.  The five year treasury yield was used as the interest rate. The Company does pay a dividend, but since the shareholder will receive the dividends during vesting and the post-vest restriction period, no dividend yield was used in the calculation as not to inflate the discount.  The grant date stock price was $26.17 and the discount of 8.548% was calculated using an interest rate of 1.841% and a 5 year historical volatility of 18.556%.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2016	8,400	13,562	21,962	$20.31
Granted	8,400	4,824	13,224	25.36
Forfeited	-	-	-
Vested	(8,400)	(6,082)	(14,482)	20.47
Non-vested balance at September 30, 2017	8,400	12,304	20,704	$23.59

The Company granted 24,346 SSARs under the Omnibus Plan on February 7, 2017.  The Company estimated the fair value of SSARs using the Black-Scholes-Merton valuation model on the grant date.  The Company used the following assumptions: the risk-free interest rate is the rate equivalent to the expected term of the option interpolated from the U.S. Treasury Yield Curve on the valuation date and historical volatility is calculated by taking the standard deviation of historical returns using weekly and monthly data.  The fair value of these SSARs was $5.06 per share, based on a risk-free interest rate of 2.386%, a dividend yield of 3.110% and a volatility of 23.434% using an expected term of ten years.

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2016	29,014	$3.48	9.1
Granted	24,346	5.06	9.3
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2017	53,360	$4.20	8.8

Of  the SSARs outstanding at September 30, 2017, 9,668 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2017 and 2016 and the unrecognized stock-based compensation expense as of September 30, 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Stock-based compensation expense:
Director stock incentive plan	$28	$45	$89	$129
Omnibus stock incentive plan	49	36	144	104
Employee stock purchase plan	-	-	23	15
Total stock-based compensation expense	$77	$81	$256	$248

In addition, during the three and nine months ended September 30, 2017 the Company accrued $54 thousand and $163 thousand, respectively, in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.  The Company accrued $51 thousand and $137 thousand, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2016.

As of
(dollars in thousands)	September 30, 2017
Unrecognized stock-based compensation expense:
Director plan	$146
Omnibus plan	330
Total unrecognized stock-based compensation expense	$476

The unrecognized stock-based compensation expense as of September 30, 2017 will be recognized ratably over the periods ended January 2019 and January 2020 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the nine months ended September 30, 2017 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2016	22,500	$19.12	1.0
Granted	-	-
Exercised	(17,250)	19.27
Forfeited	-	-
Outstanding and exercisable, September 30, 2017	5,250	$18.62	0.3

During the first nine months of 2017, there were 17,250 stock options exercised at a price of $19.27 per share.  The intrinsic value of these stock options was $64,055.  The tax deduction realized from the exercise of these options was $257,492 resulting in a tax benefit of $87,547.  During the first nine months of 2016, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585 and the tax deduction realized from the exercise of these options was $2,375 resulting in a tax benefit of $808.  The Company has not issued stock options since 2008.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30,  2017,  69,701 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$41,881	$41,881	$41,881	$-	$-
Available-for-sale securities	151,995	151,995	776	151,219	-
FHLB stock	2,543	2,543	-	2,543	-
Loans and leases, net	625,111	623,567	-	-	623,567
Loans held-for-sale	1,629	1,662	-	1,662	-
Accrued interest receivable	2,769	2,769	-	2,769	-
Financial liabilities:
Deposits with no stated maturities	640,173	640,173	-	640,173	-
Time deposits	108,404	107,564	-	107,564	-
Short-term borrowings	12,920	12,920	-	12,920	-
FHLB advances	23,704	23,617	-	23,617	-
Accrued interest payable	319	319	-	319	-

December 31, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,843	$25,843	$25,843	$-	$-
Available-for-sale securities	130,037	130,037	633	129,404	-
FHLB stock	2,606	2,606	-	2,606	-
Loans and leases, net	588,130	590,688	-	-	590,688
Loans held-for-sale	2,854	2,907	-	2,907	-
Accrued interest receivable	2,246	2,246	-	2,246	-
Financial liabilities:
Deposits with no stated maturities	610,706	610,706	-	610,706	-
Time deposits	92,753	91,969	-	91,969	-
Short-term borrowings	4,223	4,223	-	4,223	-
Accrued interest payable	181	181	-	181	-

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

FHLB advances:  Fair value is estimated using the rates currently offered for similar borrowings.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$16,213	$-	$16,213	$-
Obligations of states and political subdivisions	43,735	-	43,735	-
MBS - GSE residential	91,271	-	91,271	-
Equity securities - financial services	776	776	-	-
Total available-for-sale securities	$151,995	$776	$151,219	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,276	$-	$18,276	$-
Obligations of states and political subdivisions	40,191	-	40,191	-
MBS - GSE residential	70,937	-	70,937	-
Equity securities - financial services	633	633	-	-
Total available-for-sale securities	$130,037	$633	$129,404	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending September 30, 2017 and December 31, 2016, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2017 and December 31, 2016, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,253	$-	$-	$4,253
Other real estate owned	764	-	-	764
Total	$5,017	$-	$-	$5,017

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,254	$-	$-	$6,254
Other real estate owned	872	-	-	872
Total	$7,126	$-	$-	$7,126

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

At September 30, 2017 and  December 31, 2016, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -20.54% to -53.00% and from -22.72% to -57.49% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -30.71% and -32.47% as of September 30, 2017 and December 31, 2016, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2017 and December 31, 2016, the discounts applied to the appraised values of ORE ranged from -17.95% to -99.00% and -21.74% to -99.00%, respectively.  As of September 30, 2017 and December 31, 2016, the weighted-average of discount to the appraisal values of ORE amounted to -28.19% and -32.38%, respectively.

As of September 30, 2017, the Company had one automobile in other repossessed assets with a balance of $4 thousand.  As of December 31, 2016, the Company had one automobile in other repossessed assets with a balance of $8 thousand.  There were no adjustments to the carrying value of these automobiles.

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

The Company recognized $41 thousand of acquisition-related costs during the first nine months of 2017.  These costs are being expensed as incurred and are presented in non-interest expenses on the consolidated statements of income.  Costs incurred in 2017 consist principally of legal fees and other professional fees.

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

The Company recorded goodwill associated with the acquisition of the West Scranton branch of Wayne bank totaling $0.2 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the nine months ended September 30, 2017.  For income tax purposes, goodwill will be deducted over a 15 year period.

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $19.9 million and $11.4 million, respectively, as of September 30, 2017 and December 31, 2016 and is reflected as an asset on the consolidated balance sheets.  As of September 30, 2017 and 2016, the Company has recorded income of $422 thousand and $264 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of September 30, 2017, the policies had total death benefits of $20.6 million of which $4.0 million would have been paid to the officer’s beneficiaries and the remaining $16.6 million would have been paid to the Bank.  In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of September 30, 2017, the Company accrued expenses of $21 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of September 30, 2017, the Company accrued expenses of $268 thousand in connection with the SERP.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2017 compared to December 31, 2016 and a comparison of the results of operations for the three and nine months ended September 30, 2017 and 2016.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2016 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  Currently, the Company is constructing a new branch in Dallas, PA in order to expand our presence in Luzerne County, which is expected to open in the third quarter of 2018.

On August 15, 2017, the Company declared  a three-for-two stock split to  shareholders effected in the form of a 50% stock dividend.  All share and per share information included in the accompanying management’s discussion and analysis has been retroactively adjusted to reflect this stock split.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of modest improvement, the general operating environment and our local market area continue to remain challenging.  For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 50 basis points so far during 2017.  Expectations are for short-term rates to rise once more this year, potentially pressuring deposit rate pricing.  The national unemployment rate for September 2017 was 4.2%, down from 4.7% at December 2016.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) decreased during the first nine months of 2017 as well, but continued to lag behind the unemployment rates of the state and nation.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at September 30, 2017 was 5.0%, a decrease of 0.4 percentage points from 5.4% at December 31, 2016.  Although the local unemployment rate decreased during the first nine months of 2017, it was due to a drop in the labor force rather than an increase in jobs.  Seasonal fluctuations in unemployment are expected. The median home values in the region have gone up 4.4% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 2.2% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During the third quarter of 2017, the Company’s loan growth was negated by approximately $6 million in cash inflow from the satisfaction of two commercial real estate loans.  Management focused on growing business and public deposits during the third quarter of 2017 to pay down short-term borrowings.  The Company was successful and was able to grow non-interest bearing business accounts by $11.7 million, interest-bearing business accounts by $8.3 million, interest-bearing public accounts by $7.7 million,  business money market accounts by $6.3 million and $6.1 million in CDs during the third quarter of 2017.

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

Comparison of the results of operations

Three and nine months ended September 30, 2017 and 2016

Overview

For the third quarter of 2017, the Company generated $2.2 million in net income, or $0.60 per diluted share, an increase of $0.2 million, or 9%, over the $2.0 million, or $0.55 per diluted share, generated for the third quarter of 2016.  Net income also grew during the first nine months of 2017 to $6.4 million, or $1.72 per diluted share, an increase of $0.7 million, or 13%, compared to $5.7 million, or $1.54 per diluted share, for the same 2016 period.  In the both the quarter and year-to-date comparisons, the increase was due to higher revenue which more than offset additional non-interest expenses and an increase in the provision for loan losses.

Return on average assets (ROA) was 1.03% and 1.07% for the third quarters of 2017 and 2016, respectively, and 1.02% and 1.01% for the nine months ended September 30, 2017 and 2016, respectively.  In the quarterly comparison, the decrease in ROA was the result of the growth in average assets outpacing net income growth.  In the year-to-date comparison, ROA increased by one basis point due to continuous growth in net income.  Return on average shareholders’ equity (ROE) was 10.36% and 9.99% for the third quarters of 2017 and 2016, respectively, and 10.24% and 9.55% for the nine months ended September 30, 2017 and 2016, respectively.  In both periods, ROE increased primarily from the leverage growth in 2017 and also net income growth outpacing the increase in average shareholders’ equity.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2017, net interest income increased $0.6 million, or 10%, to $7.0 million from $6.4 million for the third quarter of 2016,  due to higher interest income partially offset by increased interest expenses.  Although the yield on interest-earning assets remained flat, the Company produced $0.9 million in additional interest income from growth of  $90.3 million in average interest-earning assets.    This growth in interest income was primarily driven by the loan portfolio with average balance growth of $69.6 million which contributed an additional $0.8 million to interest income.  In conjunction, average balances of securities increased $27.0 million which produced $0.2 million more interest income from investments.  On the liability side, total average interest-bearing liabilities were $76.1 million higher with a fourteen basis point increase in average rates paid which resulted in $0.3 million more interest expense for the quarter ended September 30, 2017 compared to the 2016 like period.

Net interest income increased $2.1 million, or 11%, to $20.8 million for the nine months ended September 30, 2017 compared to $18.7 million for the same 2016 period.  Growth in average interest-earning assets and the higher yields earned thereon produced $2.8 million more in interest income.  The loan portfolio experienced average balance growth of $64.2 million which had the effect of producing $1.9 million in income despite the negative impact of a three basis point decline in yield.  The average balance of total investments grew $27.1 million, mostly in higher yielding mortgage-backed securities, resulting in another $0.9 million in interest income.  Interest income growth was partially offset by $0.6 million in additional interest expense.  The higher interest expense was primarily attributable to $42.0 million more in average borrowings which resulted in $0.4 million more interest expense.  Of the increase in average borrowings, $19.1 million was FHLB advances used mostly to purchase securities and $22.9 million was overnight borrowings used to fund loan growth.  Larger average interest-bearing deposits of $22.2 million with a five basis point increase in rates contributed another $0.2 million to interest expense.

The fully-taxable equivalent (FTE) net interest rate spread decreased by fourteen basis points for the three months ended September 30, 2017,  compared to the same 2016 period as a result of the higher rates paid on interest-bearing liabilities while the yield on interest-earning assets was unchanged.  For the nine months ended September 30, 2017, the spread was 3.58% compared to 3.59% for the nine months ended September 30, 2016.  The spread fell one basis point because rates paid on interest-bearing liabilities increased faster than the yield earned on interest-earning assets.  The FTE net interest rate margin decreased by eleven basis points to 3.67% for the third quarter of 2017 compared to 3.78% for the third quarter of 2016 due to the larger average balance of interest-earning assets.  For the nine months ended September 30, 2017, margin increased to 3.72% compared to 3.71% for the same 2016 period.  Margin growth resulted from growth of $17.6 million in average non-interest-bearing deposits mitigating the increase in the cost of funds.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased eleven and seven basis points for the three and nine months ended September 30, 2017, respectively, compared to the same 2016 periods.  The primary reason for the increase was higher average borrowings which were used to fund asset growth along with an increase in average interest-bearing deposits and the rates paid thereon.

For the remainder of 2017, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for the rest of 2017, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC) has been gradually increasing the short-term federal funds rate since the end of 2015, but it had a minimal effect on rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points in March 2017 and another 25 basis points in June 2017.  The focus for the last quarter of 2017 is to manage net interest income after years of a sustained low interest rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow in the fourth quarter of 2017 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 59 basis points and 54 basis points for the three and nine months ended September 30, 2017, respectively, and 45 basis points for both the three and nine months ended September 30, 2016, respectively.  The primary reason for the increase in both periods was higher average borrowings.  Increases in the average balance of interest-bearing deposits and the rates paid on these deposits also contributed to the higher cost of interest-bearing liabilities in both periods.  During the third quarter of 2017, rates paid on interest-bearing deposits started to inch up from historic low levels over the past four years.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2017.  Competition among banks has already begun to pressure banks to increase deposit rates.  If  rates continue to rise in the last quarter of 2017, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was adjusted to a tax-equivalent basis (FTE), using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  The FTE adjustment to interest income was $325 thousand and $285 thousand for the third quarters of 2017 and 2016, respectively, and $959 thousand and $845 thousand for the nine months ended September 30, 2017 and 2016, respectively.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $113 thousand and $117 thousand for the third quarters of 2017 and 2016, respectively, and $354 thousand and $353 thousand for the first nine months  of 2017 and 2016, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing annualized net interest income - FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2017			September 30, 2016
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$3,646	$12	1.30%	$9,980	$13	0.53%
Investments:
Agency - GSE	17,481	63	1.43	18,102	61	1.34
MBS - GSE residential	88,928	547	2.44	69,146	439	2.53
State and municipal (nontaxable)	41,880	578	5.48	36,100	505	5.56
Other	3,549	48	5.31	1,485	18	4.81
Total investments	151,838	1,236	3.23	124,833	1,023	3.26
Loans and leases:
Commercial and commercial real estate (taxable)	298,598	3,515	4.67	271,865	3,064	4.48
Commercial and commercial real estate (nontaxable)	32,318	333	4.09	26,770	295	4.38
Consumer	108,513	1,123	4.10	77,933	983	5.02
Residential real estate	202,003	2,034	4.00	195,229	1,913	3.90
Total loans and leases	641,432	7,005	4.33	571,797	6,255	4.35
Total interest-earning assets	796,916	8,253	4.11%	706,610	7,291	4.11%
Non-interest earning assets	59,987			50,349
Total assets	$856,903			$756,959

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$189,037	$208	0.44%	$156,545	$129	0.33%
Savings and clubs	126,768	42	0.13	121,829	39	0.13
MMDA	119,705	216	0.72	130,745	199	0.61
Certificates of deposit	106,761	276	1.03	96,554	213	0.88
Total interest-bearing deposits	542,271	742	0.54	505,673	580	0.46
Repurchase agreements	7,269	3	0.18	9,108	4	0.18
Overnight borrowings	17,817	60	1.33	158	1	2.91
FHLB advances	23,704	77	1.28	-	-	-
Total interest-bearing liabilities	591,061	882	0.59%	514,939	585	0.45%
Non-interest bearing deposits	173,627			155,516
Non-interest bearing liabilities	6,942			5,409
Total liabilities	771,630			675,864
Shareholders' equity	85,273			81,095
Total liabilities and shareholders' equity	$856,903			$756,959
Net interest income - FTE		$7,371			$6,706

Net interest spread			3.52%			3.66%
Net interest margin			3.67%			3.78%
Cost of funds			0.46%			0.35%

	Nine months ended
(dollars in thousands)	September 30, 2017			September 30, 2016
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,604	$22	1.15%	$14,892	$59	0.53%
Investments:
Agency - GSE	17,982	191	1.42	18,305	173	1.26
MBS - GSE residential	88,742	1,696	2.56	69,334	1,063	2.05
State and municipal (nontaxable)	41,397	1,700	5.49	35,359	1,495	5.65
Other	3,598	119	4.40	1,575	63	5.40
Total investments	151,719	3,706	3.27	124,573	2,794	3.00
Loans and leases:
Commercial and commercial real estate (taxable)	295,520	10,234	4.63	275,133	9,135	4.43
Commercial and commercial real estate (nontaxable)	31,393	981	4.18	27,095	878	4.33
Consumer	101,323	3,175	4.19	70,712	2,817	5.32
Residential real estate	200,047	5,989	4.00	191,111	5,619	3.93
Total loans and leases	628,283	20,379	4.34	564,051	18,449	4.37
Federal funds sold	-	-	-	-	-	-
Total interest-earning assets	782,606	24,107	4.12%	703,516	21,302	4.04%
Non-interest earning assets	56,515			49,216
Total assets	$839,121			$752,732

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$185,093	$548	0.40%	$155,543	$342	0.29%
Savings and clubs	125,787	122	0.13	119,577	113	0.13
MMDA	117,596	578	0.66	132,381	621	0.63
Certificates of deposit	100,829	723	0.96	99,589	651	0.87
Total interest-bearing deposits	529,305	1,971	0.50	507,090	1,727	0.45
Repurchase agreements	10,068	15	0.20	10,874	16	0.20
Overnight borrowings	23,892	197	1.10	975	14	1.92
FHLB advances	19,096	174	1.21	-	-	-
Total interest-bearing liabilities	582,361	2,357	0.54%	518,939	1,757	0.45%
Non-interest bearing deposits	167,313			149,724
Non-interest bearing liabilities	6,021			4,841
Total liabilities	755,695			673,504
Shareholders' equity	83,426			79,228
Total liabilities and shareholders' equity	$839,121			$752,732
Net interest income - FTE		$21,750			$19,545

Net interest spread			3.58%			3.59%
Net interest margin			3.72%			3.71%
Cost of funds			0.42%			0.35%

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

	Nine months ended September 30,
(dollars in thousands)	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(72)	$35	$(37)	$9	$28	$37
Investments:
Agency - GSE	(3)	21	18	6	(1)	5
MBS - GSE residential	336	297	633	84	304	388
State and municipal	157	(30)	127	(4)	(20)	(24)
Other	65	(10)	55	(11)	(57)	(68)
Total investments	555	278	833	75	226	301
Loans and leases:
Residential real estate	265	104	369	341	(30)	311
Commercial and CRE	801	367	1,168	653	(204)	449
Consumer	1,042	(684)	358	128	(123)	5
Total loans and leases	2,108	(213)	1,895	1,122	(357)	765
Total interest income	2,591	100	2,691	1,206	(103)	1,103

Interest expense:
Deposits:
Interest-bearing checking	71	136	207	50	67	117
Savings and clubs	9	-	9	6	(50)	(44)
Money market	(70)	27	(43)	65	16	81
Certificates of deposit	8	63	71	(39)	(27)	(66)
Total deposits	18	226	244	82	6	88
Repurchase agreements	(1)	-	(1)	(1)	2	1
Overnight borrowings	191	(8)	183	(20)	19	(1)
FHLB advances	174	-	174	(255)	-	(255)
Total interest expense	382	218	600	(194)	27	(167)
Net interest income	$2,209	$(118)	$2,091	$1,400	$(130)	$1,270

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

•changes in lending policies and legal and regulatory requirements;

•experience, ability and depth of lending management;

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended September 30, 2017 and 2016, the Company recorded a provision for loan losses of $0.4 million and $0.2 million respectively, a $0.2 million increase.  Macroeconomic factors, particularly anticipated regulatory requirements due to the Company’s asset growth and default rates for residential properties in the Company’s operating area, supported the increase.

For the nine months ended September 30, 2017 and 2016, the Company recorded a provision for loan losses of $0.9 million and $0.6 million, respectively, a $0.3 million increase.  This increase was due primarily to net growth in the loan portfolio but also to fund the expected allowance requirements implied from certain macroeconomic and other business factors.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2017, non-interest income amounted to $2.2 million, an increase of $0.2 million, from $2.0 million recorded for the third quarter of 2016.  Increases in trust income of $0.1 million, $0.1 million of interchange fees and earnings on bank owned life insurance (BOLI) of $0.1 million partially offset $0.1 million fewer gains on loan sales.

Non-interest income amounted to $6.5 million for the nine months ended September 30, 2017, an increase of $0.7 million, or 12%, from the $5.8 million recorded for the same 2016 period.  The increase was due to $0.2 million in additional trust revenue, an increase of $0.2 million in BOLI earnings, $0.1 million more service charges on deposits, and $0.1 million higher interchange fees.

Other operating expenses

For the three months ended September 30, 2017, non-interest expenses increased $0.6 million, or 12%, compared to the three months ended September 30, 2016 from $5.4 million to $6.0 million.  Salaries and employee benefits grew $0.3 million during the third quarter of 2017 to $3.2 million from $2.9 million during the third quarter of 2016. The increase resulted from additional full-time employees hired, more summer staff requirements, annual merit increases, increased incentive compensation plus additional expenses for a retirement benefit plan that was implemented in the first quarter of 2017.  Advertising and marketing expenses increased $0.1 million due to television advertising during the third quarter of 2017 that the Company did not have during the third quarter of 2016.  Professional fees were $0.1 million higher during the third quarter of 2017 due to stock split processing expenses and increased legal expenses.  Loan collection expense increased $0.1 million due primarily to expenses related to one large property that went into foreclosure that was subsequently sold.

For the nine months ended September 30, 2017, non-interest expenses increased $1.7 million, or 11%, compared to the nine months ended September 30, 2016, from $16.2 million to $17.9 million.  Salaries and employee benefits increased $0.9 million, from $8.7 million for the first nine months of 2016 to $9.6 million for the same 2017 period.  The increase stemmed from full-time staff additions or replacements to previously vacant positions, more seasonal hires, annual merit increases, one-time salary increases awarded to certain employees in the normal course of performance management, increased incentive compensation and added retirement benefits.  Data processing and communications increased $0.2 million due to additional costs related to a new integrated dealer lending program and higher data center costs incurred during 2017.  Premises and equipment increased $0.2 million due mostly to additional building maintenance expenses and higher lease payments from the construction of a new branch.  Professional fees were $0.2 million higher due primarily to a one-time NASDAQ listing fee incurred in 2017 and increased legal expenses in the normal course of business.  Automated transaction processing also increased $0.1 million for the nine months ended September 30, 2017 compared to the 2016 like period due to expenses incurred related to updating customer debit cards with the new chip technology and increased debit card  activity during 2017.  Advertising and marketing was up $0.2 million during the nine months ended September 30, 2017 because of donations made through the Educational Improvement Tax Credit program in the second quarter of 2017 which were not made in 2016 that were partially offset by a corresponding $0.1 million decrease in the PA shares tax.  Partially offsetting these increases was a $0.1 million decrease in the FDIC assessment.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at September 30, 2017 and 2016 were 1.79% and 1.84%, respectively.  The expense ratio decreased due to higher average assets which were able to absorb the higher non-interest expenses.  The efficiency ratio is non-interest expenses as a percentage of fully tax equivalent net interest income plus non-interest income, adjusted for non-recurring items.    The efficiency ratio also decreased from 63.75% at September 30, 2016 to 62.79% at September 30, 2017 due to higher revenue.

Provision for income taxes

For the quarter ended September 30, 2017, the provision for income taxes decreased $0.1 million to $0.7 million from $0.8 million for the quarter ended September 30, 2016 despite an increase in pre-tax income.  For the nine months ended September 30, 2017, the provision for income taxes remained unchanged at approximately $2.0 million despite a $0.8 million increase in income before taxes.  During the first nine months of 2017, there was a $0.2 million tax deduction recorded, the majority of which was recorded in the third quarter, related to the excess tax benefit realized from the increase in the fair value of stock options exercised.  During the nine months ended September 30, 2017, there were 17,250 stock options exercised, 16,472 during the third quarter, compared to 750 stock options exercised in the same 2016 period, none of which were exercised during the third quarter.  There was also more tax-free income recorded for the first nine months of 2017 compared to the same 2016 period.

Comparison of financial condition at

September 30, 2017 and December 31, 2016

Overview

Consolidated assets increased $85.3 million, or 11%, to $878.2 million as of September 30, 2017 from $792.9 million at December 31, 2016.  The increase in assets occurred in the loan and investment portfolios of $35.8 million and $22.0 million, respectively, and bank-owned life insurance of $8.4 million utilizing growth in deposits of $45.1 million, borrowings of $32.4 million and $4.1 million in retained earnings, net of dividends declared.  Borrowings consisted of $23.7 million in FHLB advances and  $8.7 million in additional short-term borrowings.  For the last quarter of 2017, the Company expects to continue using deposit growth to fund loan growth and pay down borrowings.

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

As of September 30, 2017, the carrying value of investment securities amounted to $152.0 million, or 17% of total assets, compared to $130.0 million, or 16% of total assets, at December 31, 2016.  On September 30, 2017, 60% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2017.  The AFS securities were recorded with a net unrealized gain of $2.9 million and $2.1 million as of September 30, 2017 and December 31, 2016, or a net improvement of $0.8 million during the first nine months of 2017.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of September 30, 2017, the Company had $130.6 million in public deposits, or 17% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of September 30, 2017, the balance of pledged securities required for deposit and repurchase agreement accounts was $141.6 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the nine months ended September 30, 2017, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first nine months of 2017, the carrying value of total investments increased $22.0 million, or 17%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.  During the first quarter of 2017, the Company purchased approximately $20 million of securities, primarily MBS - GSE residential, funded mostly by $10 million in debt maturing in two years and another $7 million in borrowings laddered out from six months to one year matching a spread expected to produce a suitable after-tax return.

A comparison of investment securities at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$91,271	60.0%	$70,937	54.5%
State & municipal subdivisions	43,735	28.8	40,191	30.9
Agency - GSE	16,213	10.7	18,276	14.1
Equity securities - financial services	776	0.5	633	0.5
Total	$151,995	100.0%	$130,037	100.0%

As of September 30, 2017, there were no investments from any one state and municipal issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at September 30, 2017 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$2,262	3.59%	$4,345	3.80%	$84,664	3.27%	$91,271	3.31%
State & municipal subdivisions	-	-	914	6.44	2,649	5.24	40,172	5.10	43,735	5.13
Agency - GSE	4,007	1.37	12,206	1.48	-	-	-	-	16,213	1.45
Total debt securities	$4,007	1.37%	$15,382	2.05%	$6,994	4.34%	$124,836	3.84%	$151,219	3.62%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The balance in FHLB stock was $2.5 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively.

Loans held-for-sale (HFS)

Upon origination, most residential mortgages and certain Small Business Administration (SBA) guaranteed loans may be classified as held-for-sale (HFS).  In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market.  In declining interest rate environments, the Company would be exposed to prepayment risk as rates on fixed-rate loans decrease, and customers look to refinance loans.  Consideration is given to the Company’s current liquidity position and projected future liquidity needs.  To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS.  Occasionally, residential mortgage and/or other nonmortgage loans may be transferred from the loan portfolio to HFS.  The carrying value of loans HFS is based on the lower of cost or estimated fair value.  If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings.  Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

As of September 30, 2017 and December 31, 2016, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $2.9 million, respectively, which approximated their fair values.  During the nine months ended September 30, 2017, residential mortgage loans with principal balances of $30.9 million were sold into the secondary market and the Company recognized net gains of $0.6 million, compared to $34.4 million and $0.6 million, respectively during the nine months ended September 30, 2016.  During 2017, the Company also sold one SBA guaranteed loan with a principal balance of $2.4 million and recognized a net gain on the sale of $0.1 million.  The Company did not sell any SBA guaranteed loans in 2016.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At September 30, 2017 and December 31, 2016, the servicing portfolio balance of sold residential mortgage loans was $296.9 million and $285.2 million, respectively.  At September 30, 2017 and December 31, 2016, the servicing portfolio balance of sold SBA loans was $5.7 million and $4.1 million, respectively.

Loans and leases

As of September 30, 2017, the Company has gross loans and leases totaling $635.1 million compared to $598.0 million at December 31, 2016.  The growth of $37.1 million, or 6%, was largely attributed to the Company’s continued efforts to grow the commercial and industrial portfolio through opportunities with local government entities including counties, townships, boroughs, cities and school districts.   The Company attributes customer loyalty to being a trusted financial advisor to clients.  Additionally, the indirect auto and lease portfolio continues to grow, as planned, due to new relationships with automobile dealerships in Northeastern Pennsylvania.

Commercial and industrial and commercial real estate

The commercial and industrial (C&I) portfolio and commercial real estate (CRE) portfolio compared to December 31, 2016, had growth of $13.6 million, or 14%, and $4.8 million, or 2%, respectively.  The major contributors to the growth in the C&I portfolio were local government entities.  These opportunities continue through developing influential relationships utilized through the Company’s strategy.  The Company also expanded commercial real estate secured lending.  Growth in owner occupied CRE loans was offset by expected payoffs of $3.9 million received during the third quarter of 2017 due to the sale of a company.  Furthermore, during this quarter, the Company foreclosed on one large owner occupied CRE collateral, which was subsequently sold.  In addition, the increase in CRE construction loans was due to loans added during the third quarter of 2017 to one customer for several construction projects.  The Company expects modest growth for the remainder of 2017.

Consumer

The consumer loan portfolio grew 11%, or approximately $16.7 million, from $150.2 million on December 31, 2016 to $166.9 million at September 30, 2017.  The growth was largely driven by an increase of $22.8 million in auto loans and leases.  Additional support was realized from $1.6 million in home equity line of credit usage from new and existing clients.  These increases more than offset a $7.5 million reduction in other consumer loans that was directly related to a temporary overdraft at the end of 2016.

Residential

The residential loan portfolio grew approximately $2.0 million, or 1%, from $145.0 million at December 31, 2016 to $147.0 million at September 30, 2017.  Construction loans realized a reduction of $2.2 million while held-for-investment real estate mortgages, which make up roughly 94%, of this category grew $4.2 million.

The composition of the loan portfolio at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$112,096	17.6%	$98,477	16.5%
Commercial real estate:
Non-owner occupied	93,398	14.7	87,220	14.5
Owner occupied	109,598	17.3	113,104	18.9
Construction	6,123	1.0	3,987	0.7
Consumer:
Home equity installment	28,282	4.5	28,466	4.8
Home equity line of credit	53,177	8.4	51,609	8.6
Auto and leases	79,629	12.5	56,841	9.5
Other	5,784	0.9	13,301	2.2
Residential:
Real estate	138,709	21.9	134,475	22.5
Construction	8,315	1.2	10,496	1.8
Gross loans	635,111	100.0%	597,976	100.0%
Less:
Allowance for loan losses	(9,356)		(9,364)
Unearned lease revenue	(644)		(482)
Net loans	$625,111		$588,130

Loans held-for-sale	$1,629		$2,854

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

•application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, regulations, and/or current economic conditions.

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

The allowance for loan losses was $9.4 million at September 30, 2017 and $9.4 million for the year ended December 31, 2016.  Relative to the loan portfolio, which grew $37.1 million through September 30, 2017, the allowance decreased from 1.56% of total loans at December 31, 2016 to 1.47% at September 30, 2017.

During the nine months ended September 30, 2017, management increased qualitative factor loss estimates due to certain macroeconomic and business factors.  One factor identified the inverse effect of rising interest rates on commercial real estate values.  Another involved relatively higher delinquency rates on urban residential properties (3.1% regionally vs. 1.6% nationally) within the Company’s operating area on properties that were relatively more likely to have negative equity (29.1% regionally vs. 10.4% nationally).  Lastly, management identified potentially increased legal and regulatory requirements as the result of the Company’s growing asset size.

Although the allowance decreased relative to loans, the Company reported improving asset quality.  At September 30, 2017, fewer non-performing loans reduced the ratio of non-performing loans as a percentage of total loans to 0.61% at September 30, 2017 versus 1.23% at December 31, 2016.  Further, allowance levels at September 30, 2017 were sufficient to cover non-accrual loans 2.42x, a substantial increase over 1.27x reported at December 31, 2016.

Net charge-offs against the allowance totaled $0.9 million for the nine months ended September 30, 2017.  This compared with $1.0 million as of September 30, 2016 and $1.2 million for the year ended December 31, 2016.

For the nine months ended September 30, 2017, commercial loan charge-offs were $0.5 million or about 48% of total charge-offs.  Significant commercial charge-offs totaled $0.3 million, which comprised 32% of total year-to-date charge-offs, and occurred in the CRE portfolio from a single borrower in both the second and third quarters of 2017.  The Company anticipates no further losses, as these loans were satisfied at the end of the third quarter from the sale of the foreclosed asset serving as collateral.  Also for the nine months ended September 30, 2017, consumer charge-offs were $0.5 million or about 49% of total charge-offs.  A substantial charge-off for $0.3 million occurred for a single borrower in the HELOC portfolio during the third quarter of 2017.  This charge-off was in anticipation of the credit being moved to ORE in the fourth quarter.

Management believes that the current balance in the allowance for loan losses is sufficient to withstand the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

For a discussion on the provision for loan losses, see the “Provision for loan losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2017		December 31, 2016		September 30, 2016

Balance at beginning of period	$9,364		$9,527		$9,527

Charge-offs:
Commercial and industrial	(76)		(224)		(199)
Commercial real estate	(416)		(592)		(526)
Consumer	(505)		(504)		(356)
Residential	(38)		(60)		(60)
Total	(1,035)		(1,380)		(1,141)

Recoveries:
Commercial and industrial	5		55		39
Commercial real estate	44		37		36
Consumer	53		100		85
Residential	-		-		-
Total	102		192		160
Net charge-offs	(933)		(1,188)		(981)
Provision for loan losses	925		1,025		650
Balance at end of period	$9,356		$9,364		$9,196

Allowance for loan losses to total loans	1.47%		1.57%		1.61%
Net charge-offs to average total loans outstanding	0.20%		0.21%		0.23%
Average total loans	$628,283		$568,953		$564,051
Loans 30 - 89 days past due and accruing	$2,444		$2,241		$4,074
Loans 90 days or more past due and accruing	$-		$19		$66
Non-accrual loans	$3,864		$7,370		$5,861
Allowance for loan losses to loans 90 days or more past due and accruing	N/A	*	492.84	x	139.33	x
Allowance for loan losses to non-accrual loans	2.42	x	1.27	x	1.57	x
Allowance for loan losses to non-performing loans	2.42	x	1.27	x	1.55	x

*N/A – Ratio is not applicable because numerator is zero.

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

	September 30, 2017		December 31, 2016		September 30, 2016
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,102	33%	$4,706	34%	$4,808	35%
Commercial and industrial	1,399	18	1,075	17	1,131	16
Consumer	1,969	26	1,834	25	1,788	24
Residential real estate	1,799	23	1,622	24	1,357	25
Unallocated	87	-	127	-	112	-
Total	$9,356	100%	$9,364	100%	$9,196	100%

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At September 30, 2017, non-performing assets represented 0.76% of total assets compared with 1.33% as of December 31, 2016 and 1.32% as of September 30, 2016.  The improvement resulted from a combination of $107.8 million in total asset growth and a $3.5 million net reduction of total non-performing assets year-over-year.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016

Loans past due 90 days or more and accruing	$-	$19	$66
Non-accrual loans *	3,864	7,370	5,861
Total non-performing loans	3,864	7,389	5,927
Troubled debt restructurings	1,881	1,823	2,478
Other real estate owned and repossessed assets	927	1,306	1,752
Total non-performing assets	$6,672	$10,518	$10,157

Total loans, including loans held-for-sale	$636,096	$600,348	$573,898
Total assets	$878,266	$792,944	$770,423
Non-accrual loans to total loans	0.61%	1.23%	1.02%
Non-performing loans to total loans	0.61%	1.23%	1.03%
Non-performing assets to total assets	0.76%	1.33%	1.32%

* In the table above, the amount includes non-accrual TDRs of $2.0 million as of September 30, 2017, $1.5 million as of December 31, 2016 and $20 thousand as of September 30, 2016.

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

From September 30, 2016 to September 30, 2017, non-performing loans, which consists of accruing loans that are over 90 days past due as well as all non-accrual loans, decreased from $5.9 million to $3.9 million, a $2.0 million, or a 35% decrease.  The change in non-performing loans was the result of charge-offs, transfers to ORE, payments, and miscellaneous transfers back to accrual from all loan types. This decrease in non-performing loans was driven by a $2.9 million net decrease in non-accrual commercial loans due to the payoff of two CRE loans for a single borrower, totaling $2.5 million, in the third quarter of 2017. The net decrease in non-accrual commercial loans was partially offset by a $0.6 million net increase of residential mortgage non-accrual loans and a $0.3 million net increase in consumer non-accrual loans.

From December 31, 2016 to September 30, 2017, non-performing loans decreased from $7.4 million to $3.9 million, a $3.5 million, or 48% decrease.  This decrease was driven by payments received of $3.3 million, charge-offs of $0.7 million, transfers back to accrual of $1.0 million and transfers to ORE of $0.2 million.  These reductions were partially offset by additions and miscellaneous expenses totaling $1.7 million.

From December 31, 2016 to September 30, 2017, the portion of accruing loans that was over 90 days past due decreased from $19 thousand to zero.  Accruing loans over 90 days past due at December 31, 2016 consisted of four loans to four unrelated borrowers ranging from $1 thousand to $9 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2016 to September 30, 2017, non-accruing loans of all types decreased by $3.5 million, or 48%, from $7.4 million to $3.9 million.  At December 31, 2016, there were a total of 46 loans to 39 unrelated borrowers with balances that ranged from less than $1 thousand to $2.3 million.  At September 30, 2017, there were a total of 35 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.9 million.  The decrease in non-accruing loans is primarily attributable to the payoff of two significant non-accrual owner-occupied CRE loans to one borrower with balances totaling $2.5 million.  During the third quarter of 2017, the Company foreclosed on the collateral for these loans and sold the foreclosed assets.

The composition of non-performing loans as of September 30, 2017 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$112,096	$-	$14	$14	0.01%
Commercial real estate:
Non-owner occupied	93,398	-	584	584	0.63%
Owner occupied	109,598	-	1,148	1,148	1.05%
Construction	6,123	-	169	169	2.76%
Consumer:
Home equity installment	28,282	-	15	15	0.05%
Home equity line of credit	53,177	-	513	513	0.96%
Auto loans and leases *	78,985	-	-	-	-
Other	5,784	-	-	-	-
Residential:
Real estate	138,709	-	1,421	1,421	1.02%
Construction	8,315	-	-	-	-
Loans held-for-sale	1,629	-	-	-	-

Total	$636,096	$-	$3,864	$3,864	0.61%

*Net of unearned lease revenue of $0.6 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of September 30, 2017 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a troubled debt restructure (TDR).  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2016 to September 30, 2017, TDRs increased from nine loans totaling $3.3 million to fifteen loans totaling $3.9 million.  This increase of $0.6 million, or 16%, was primarily due to the addition of six CRE loans to four unrelated borrowers totaling $1.1 million during the first nine months of 2017.  At December 31, 2016, the nine TDRs consisted of six CRE loans totaling $1.8 million, one C&I loan totaling $25 thousand, one residential mortgage totaling $0.9 million, and one HELOC totaling $0.6 million.  At September 30, 2017, the fifteen TDRs consisted of twelve CRE loans totaling $2.6 million, one C&I loan totaling $25 thousand, one residential mortgage loan totaling $0.9 million and one HELOC totaling $0.4 million.

At December 31, 2016, two TDRs totaling $1.5 million were on non-accrual.  These consisted of one residential mortgage and one HELOC.  At September 30, 2017, four TDRs totaling $2.0 million were on non-accrual.  These consisted of two CRE loans, one residential mortgage and one HELOC.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the nine months ended September 30, 2017
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	1,059	-	-	-	1,059
Transfers	-	(969)	-	969	-	-
Pay downs / payoffs	-	(32)	-	(227)	(18)	(277)
Charge offs	-	-	(255)	-	-	(255)
Ending balance	$25	$1,856	$395	$742	$863	$3,881

As of and for the year ended December 31, 2016
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$-	$2,423
Additions	-	4	650	-	881	1,535
Transfers	-	(20)	-	20	-	-
Pay downs / payoffs	(500)	(84)	-	-	-	(584)
Charge offs	-	-	-	(20)	-	(20)
Ending balance	$25	$1,798	$650	$-	$881	$3,354

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

Foreclosed assets held-for-sale

From December 31, 2016 to September 30, 2017, foreclosed assets held-for-sale (ORE) decreased from $1.3 million to $0.9 million, a $0.4 million, or 29%, decrease.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,298	13	$1,074	14

Additions	207	4	1,056	11
Pay downs	(18)		(18)
Write downs	(91)		(80)
Sold	(474)	(6)	(734)	(12)
Balance at end of period	$922	11	$1,298	13

As of September 30, 2017, ORE consisted of eleven properties from eleven unrelated borrowers totaling $0.9 million.

Three of these properties ($0.1 million) were added in 2017; three were added in 2016 ($0.5 million); one was added in 2015 ($0.1 million); two were added in 2014 ($42 thousand); one was added in 2012 ($100); and one was added in 2011 ($0.2 million).  Of the eleven properties, seven totaling $0.6 million were listed for sale, while the four remaining properties totaling $0.3 million were either in negotiations for sale or in process for disposition.

As of September 30, 2017, the Company had one other repossessed asset held-for-sale, with a balance of $4 thousand. There was one repossessed asset held-for-sale at December 31, 2016, with a balance of $8 thousand.

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

Other assets

The $3.1 million increase in other assets was due mostly to $1.9 million in higher residual values associated with recording new automobile leases, net of lease disposals, $0.5 million higher prepaid expenses, $0.4 million increase in the prepaid dealer reserve and $0.2 million more in construction-in-process.  Over the next twelve months, construction-in-process is expected to increase by approximately $2.0 million for construction of a new Dallas branch.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$202,096	27.0%	$161,563	23.0%
Savings and clubs	129,199	17.3	120,512	17.1
Money market	123,020	16.4	117,478	16.7
Certificates of deposit	108,404	14.5	92,753	13.2
Total interest-bearing	562,719	75.2	492,306	70.0
Non-interest bearing	185,858	24.8	211,153	30.0
Total deposits	$748,577	100.0%	$703,459	100.0%

Total deposits increased $45.1 million, or 6%, from $703.5 million at December 31, 2016 to $748.6 million at September 30, 2017.    The increase primarily came from growth in interest-bearing checking accounts of $40.5 million.  Most of the growth in interest-bearing checking accounts was from public deposits which fluctuate throughout the year and business deposits.  The increased lending to local government entities along with a focus on obtaining a full banking relationship with these customers has caused public deposit growth during the first nine months of 2017.  CDs contributed $15.7 million to deposit growth due to CDs acquired in a branch acquisition during the first quarter of 2017 and $5.0 million in CDs to one public customer during the second quarter of 2017.  Additionally, money market accounts and savings and clubs both increased by $5.5 million and $8.7 million, respectively.  Non-interest bearing deposits fell $25.3 million due to a temporary deposit of $48.7 million received at the end of 2016 that was transferred to a trust escrow account in January.  Excluding this temporary deposit, the Company experienced growth in non-interest-bearing deposits.  During the first quarter of 2017, the Company completed the acquisition of Wayne Bank’s West Scranton branch which increased deposits by $13.9 million.  For a discussion on the acquisition, see “Acquisition” located in the financial statement footnotes.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop deposit gathering programs for its customers.  The Company expects asset growth for 2017 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Transactional deposit and CD growth is projected as a result of our relationship strategy.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products continues to be weak with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs increased mostly due to $11.5 million in CDs acquired from the West Scranton branch of Wayne Bank during the first quarter of 2017.  The Company expects CDs to increase 14% in 2017 mostly as a result of this acquisition.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of September 30, 2017 and December 31, 2016, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at September 30, 2017 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$7,641	$4,933	$19,794	$25,381	$57,749
CDARS	1,136	-	-	-	1,136
Total CDs of $100,000 or more	8,777	4,933	19,794	25,381	58,885
CDs of less than $100,000	5,493	6,410	8,942	28,674	49,519
Total CDs	$14,270	$11,343	$28,736	$54,055	$108,404

Certificates of deposit of $250,000 or more amounted to $31.4 million and $25.7 million as of September 30, 2017 and December 31, 2016, respectively.

Including CDARS, approximately 13% of the CDs, with a weighted-average interest rate of 0.74%, are scheduled to mature in the fourth quarter of 2017 and an additional 43%, with a weighted-average interest rate of 0.90%, are scheduled to mature in 2018.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth other than from the branch purchase during 2017, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements, which during the first nine months of 2017 increased $8.7 million from the end of 2016.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  The Company did not require any overnight borrowings at September 30, 2017 and December 31, 2016, respectively.  The Company would have had to use overnight borrowings at December 31, 2016 if not for a $48.7 million temporary deposit at the end of 2016.

During the first quarter of 2017, the Company borrowed $17 million from the FHLB to purchase securities.  The borrowings were laddered out with maturities ranging from July 2017 to January 2019 and interest rates ranging from 0.64% to 1.34%.  During the second quarter of 2017, the Company borrowed another $6.7 million from the FHLB to fund loan growth and replace seasonal deposits. The borrowing matures in May 2019 and has an interest rate of 1.43%.  During the third quarter of 2017, $2.0 million that was borrowed in January 2017 matured and was rolled into a new $2.0 million advance from the FHLB that matures July 2018 and has an interest rate of 1.52%.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$-	-%
Securities sold under repurchase agreements	12,920	35.3	4,223	100.0
FHLB advances	23,704	64.7	-	-
Total	$36,624	100.0%	$4,223	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2017, the Company maintained a one-year cumulative gap of positive (asset sensitive) $75.2 million, or 9%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2017:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$30,066	$-	$-	$11,815	$41,881
Investment securities (1)(2)	5,807	16,666	51,025	81,040	154,538
Loans and leases(2)	193,914	115,094	170,889	146,843	626,740
Fixed and other assets	-	19,857	-	35,250	55,107
Total assets	$229,787	$151,617	$221,914	$274,948	$878,266
Total cumulative assets	$229,787	$381,404	$603,318	$878,266

Non-interest-bearing transaction deposits (3)	$-	$18,604	$51,074	$116,180	$185,858
Interest-bearing transaction deposits (3)	190,785	22,528	164,088	76,914	454,315
Certificates of deposit	14,270	40,079	46,544	7,511	108,404
Repurchase agreements	12,920	-	-	-	12,920
FHLB advances	2,500	4,500	16,704	-	23,704
Other liabilities	-	-	-	6,781	6,781
Total liabilities	$220,475	$85,711	$278,410	$207,386	$791,982
Total cumulative liabilities	$220,475	$306,186	$584,596	$791,982

Interest sensitivity gap	$9,312	$65,906	$(56,496)	$67,562
Cumulative gap	$9,312	$75,218	$18,722	$86,284

Cumulative gap to total assets	1.1%	8.6%	2.1%	9.8%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2017 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2017 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	5.5%	(7.8)%
Net income	12.9	(17.1)
Economic value at risk:
Economic value of equity	0.5	(29.8)
Economic value of equity as a percent of total assets	0.1	(4.5)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2017, the Company’s risk-based capital ratio was 14.8%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2017, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$30,609	$1,584	5.5%
+100 basis points	29,873	848	2.9
Flat rate	29,025	-	-
-100 basis points	27,302	(1,723)	(5.9)
-200 basis points	26,757	(2,268)	(7.8)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of September 30, 2017, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2017, the Company acquired $16.0 million of cash.  During the period, the Company’s operations provided approximately $11.5 million mostly from $21.3 million of net cash inflow from the components of net interest income and $4.2 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $10.8 million, $1.3 million in estimated tax payments and a $1.9 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, deposits, borrowings and the acquisition of a bank branch were used to purchase investment securities and replace maturing and cash runoff of securities, purchase bank owned life insurance, fund the loan portfolio and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

As of September 30,  2017, the Company maintained $41.9 million in cash and cash equivalents and $153.6 million of investments AFS and loans HFS.  Also as of September 30, 2017, the Company had approximately $200.2 million available to borrow from the FHLB, $21.0 million from correspondent banks, $65.2 million from the FRB and $44.0 million from the CDARS program.  The combined total of $525.9 million represented 60% of total assets at September 30, 2017.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2017, total shareholders' equity increased $5.7 million, or 7%, due principally from the $6.4 million in net income added into retained earnings.  Capital was further enhanced by the $0.5 million, after tax, improvement in the net unrealized gain position in the Company’s investment portfolio, $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP), $0.3 million from issuance of common stock through the dividend reinvestment plan, $0.3 million from the issuance of common stocks through the exercise of stock options and $0.3 million from stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by $2.3 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 36.2% for the nine months ended September 30, 2017.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2017, the Company reported a net unrealized gain position of $1.9 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.4 million as of December 31, 2016.    The improvement during the first nine months of 2017 was from all security types.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of September 30, 2017 and December 31, 2016, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a combined basis, and the Bank as of September 30, 2017 and December 31, 2016:

								To be well capitalized
			For capital					under prompt corrective
	Actual		adequacy purposes					action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of September 30, 2017:

Total capital (to risk-weighted assets)
Consolidated	$91,967	14.8%	≥	$57,672	≥	9.3%	(1)		N/A		N/A
Bank	$91,152	14.7%	≥	$57,274	≥	9.3%	(1)	≥	$61,918	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$84,154	13.5%	≥	$35,850	≥	5.8%	(1)		N/A		N/A
Bank	$83,392	13.5%	≥	$35,603	≥	5.8%	(1)	≥	$40,247	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$84,154	13.5%	≥	$45,203	≥	7.3%	(1)		N/A		N/A
Bank	$83,392	13.5%	≥	$44,891	≥	7.3%	(1)	≥	$49,535	≥	8.0%

Tier I capital (to average assets)
Consolidated	$84,154	9.8%	≥	$34,365	≥	4.0%			N/A		N/A
Bank	$83,392	9.7%	≥	$34,333	≥	4.0%		≥	$42,917	≥	5.0%

(1) Includes 1.25% capital conservation buffer.

As of December 31, 2016:

Total capital (to risk-weighted assets)
Consolidated	$86,702	14.9%	≥	$46,550	≥	8.6%	(2)		N/A		N/A
Bank	$86,332	14.8%	≥	$46,538	≥	8.6%	(2)	≥	$58,172	≥	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$26,184	≥	5.1%	(2)		N/A		N/A
Bank	$79,033	13.6%	≥	$26,178	≥	5.1%	(2)	≥	$37,812	≥	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$34,912	≥	6.6%	(2)		N/A		N/A
Bank	$79,033	13.6%	≥	$34,903	≥	6.6%	(2)	≥	$46,538	≥	8.0%

Tier I capital (to average assets)
Consolidated	$79,250	10.3%	≥	$30,717	≥	4.0%			N/A		N/A
Bank	$79,033	10.3%	≥	$30,650	≥	4.0%		≥	$38,313	≥	5.0%

(2) Includes a 0.625% capital conservation buffer.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2016 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2017.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016;  Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: November 8, 2017	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 8, 2017	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer