Form 10-K
period 2017-12-31
FIDELITY D & D BANCORP INC
filed 2018-03-15
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

COMMISSION FILE NUMBER 001-38229

FIDELITY D & D BANCORP, INC.

COMMONWEALTH OF PENNSYLVANIA  I.R.S. EMPLOYER IDENTIFICATION NO: 23-3017653

BLAKELY AND DRINKER STREETS

DUNMORE, PENNSYLVANIA  18512

TELEPHONE NUMBER (570) 342-8281

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
Common Stock, without par value

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

☐		☒
Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $82.4 million as of June 30, 2017, based on the post-split adjusted closing price of $29.50.  The number of shares of common stock outstanding as of February 28, 2018, was 3,751,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2018 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2017 Annual Report on Form 10-K

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
▪

the impact of new or changes in existing laws and regulations, including the Tax Cuts and Jobs Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2017 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.    The Company had 175 full-time equivalent employees on December 31, 2017, which includes exempt officers, exempt, non-exempt and part-time employees.

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

During 2017, the national economy continued to improve with the unemployment rate dropping to 4.1% compared to 4.7% at the end of 2016.  The unemployment rate in the Company’s local statistical market, Scranton-Wilkes-Barre, fell to 5.0% from 5.4% at the end of 2016.  The local economy has been volatile in recent years and generally lags the national market trends.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers.  In addition, the Company strives to accelerate the property foreclosure process thereby lessening the negative financial impact of foreclosed property ownership.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities, the Federal Deposit Insurance Corporation (the FDIC) and the rules promulgated by the Consumer Financial Protection Bureau (the CFPB) but continues to be examined and supervised by federal banking regulators for consumer compliance purposes.  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.  Applicable regulations relate to, among other things:

• operations	• consolidation	• disclosure
• securities	• reserves	• community reinvestment
• risk management	• dividends
• consumer compliance	• branches
• mergers	• capital adequacy

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

Further, the Company’s regulators may require it to increase its capital levels. If the Company raises capital through the issuance of additional shares of its common stock or other securities, it may dilute the ownership interests of current investors and may dilute the per-share book value and earnings per share of its common stock.  Furthermore, it may have an adverse impact on the Company’s stock price.  New investors may also have rights, preferences and privileges senior to the Company’s current shareholders, which may adversely impact its current shareholders.  The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance.  Accordingly, the Company cannot assure you of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all.  If the Company cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired.  Additionally, the inability to raise capital in sufficient amounts may adversely affect the Company’s operations, financial condition and results of operations.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Company is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Company anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

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

The Company’s common stock is listed for trading on Nasdaq and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

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

A change in control of the United States government and issues relating to debt and the deficit may adversely affect the Company.

The Republican Party controlling the White House, as well as the Republican Party maintaining or losing control of the House of Representatives and Senate of the United States in future elections, could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Company’s business, financial condition and results of operations.    The Company cannot predict or anticipate such changes or effects at this time.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2017, the Company operated 10 full-service banking offices, of which six were owned and four were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.  We believe each of our facilities is suitable and adequate to meet our current operational needs.

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

During the first quarter of 2016, the Company closed its Eynon branch and the lease was satisfied early with the leasehold improvements abandoned in the fourth quarter of 2017.  During 2016, the bank entered into a lease for a new branch in Dallas, Pennsylvania and lease payments will commence when the branch opens for business which is expected to occur in the third quarter of 2018.

As of December 31, 2017, the Bank maintained four free standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;
•	Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA;
•	Antonio’s Pizza, 45 Luzerne St., West Pittston, PA;
•	511 Scranton Carbondale Highway, Eynon, PA.

Foreclosed assets held-for-sale include other real estate owned (ORE).  The Company had eleven ORE properties as of December 31, 2017, which stemmed from eleven unrelated borrowers.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.  For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

ITEM 4:   MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on Nasdaq and traded on the over-the-counter bulletin board under the symbol “FDBC.”  Shareholders requesting information about the Company’s common stock may contact:

Salvatore R. DeFrancesco, Jr., Treasurer

Fidelity D & D Bancorp, Inc.

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

The following table lists the quarterly cash dividends paid per share and the range of high and low bid prices for the Company’s common stock based on information obtained from on-line published sources.  Prices do not include retail mark-ups, markdowns or commissions:

	2017				2016
	Prices		Dividends		Prices		Dividends
	High	Low	paid		High	Low	paid

1st Quarter	$28.67	$24.07	$0.20		$23.33	$20.67	$0.18
2nd Quarter	$31.33	$27.47	$0.21		$22.11	$20.83	$0.19
3rd Quarter	$38.67	$29.33	$0.21		$24.06	$20.73	$0.19
4th Quarter	$44.99	$33.09	$0.26	*	$25.17	$22.20	$0.26	*

*Includes a regular quarterly cash dividend of $0.24 and $0.19 for the fourth quarters of 2017 and 2016, respectively, and a special cash dividend of $0.02 and $0.07 for the same periods, respectively.

On August 15, 2017, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend. In the table above, per share data has been retroactively adjusted to reflect this stock split.

The Company’s common stock began trading on the Nasdaq Global Market on October 6, 2017.  Dividends are determined and declared by the Board of Directors of the Company.  The Company expects to continue to pay cash dividends in the future; however, future dividends are dependent upon earnings, financial condition, capital strength and other factors of the Company.  For a further discussion of regulatory capital requirements see Note 15, “Regulatory Matters,” contained within the notes to the consolidated financial statements, incorporated by reference in Part II, Item 8.

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

The Company had approximately 1,354 shareholders at December 31, 2017 and 1,349 shareholders as of February 28, 2018.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite, SNL U.S. Bank NASDAQ index (the SNL NASDAQ index) and the SNL index of greater than $500 million in-asset banks traded on the OTC-BB and Pink Sheet (the SNL index) for the period of five fiscal years commencing January 1, 2013, and ending December 31, 2017.  As of December 31, 2017, the SNL NASDAQ index consisted of 264 banks and the SNL index consisted of 185 banks.  A listing of the banks that comprise both indexes can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank Pink > $500M and List of all companies in The SNL U.S. Bank NASDAQ index links at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2012, in each of: the Company’s common stock, the NASDAQ Composite, the SNL NASDAQ index and the SNL index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
400
350
300
250
200
150
100
50
Index Value
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
SNL Bank Pink > $500M Index

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Fidelity D & D Bancorp, Inc.	100.00	135.01	174.69	188.83	205.09	385.33
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58
SNL Bank Pink > $500M Index	100.00	121.54	142.47	158.06	184.29	230.18

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2017	2016	2015	2014	2013
Total assets	$863,637	$792,944	$729,358	$676,485	$623,825
Total investment securities	157,385	130,037	125,232	97,896	97,423
Net loans and leases	628,767	588,130	546,682	506,327	469,216
Loans held-for-sale	2,181	2,854	1,421	1,161	917
Total deposits	730,146	703,459	620,675	586,944	529,698
Short-term borrowings	18,502	4,223	28,204	3,969	8,642
FHLB advances	21,204	-	-	10,000	16,000
Total shareholders' equity	87,383	80,631	76,351	72,219	66,060

Operating data for the year ended:
Total interest income	$31,064	$27,495	$26,014	$24,844	$23,853
Total interest expense	3,223	2,358	2,529	2,917	2,968
Net interest income	27,841	25,137	23,485	21,927	20,885
Provision for loan losses	1,450	1,025	1,075	1,060	2,550
Net interest income after provision for loan losses	26,391	24,112	22,410	20,867	18,335
Other income	8,367	8,005	7,533	7,354	10,541
Other operating expense	24,836	21,655	21,022	19,703	19,119
Income before income taxes	9,922	10,462	8,921	8,518	9,757
Provision for income taxes	1,206	2,769	1,818	2,166	2,635
Net income	$8,716	$7,693	$7,103	$6,352	$7,122

Per share data:
Net income per share, basic	$2.35	$2.09	$1.94	$1.75	$2.02
Net income per share, diluted	$2.33	$2.09	$1.94	$1.75	$2.02
Dividends declared	$3,285	$3,061	$2,844	$2,667	$2,602
Dividends per share	$0.88	$0.83	$0.77	$0.73	$0.73
Book value per share	$23.40	$21.91	$20.83	$19.83	$18.41
Weighted-average shares outstanding	3,711,490	3,679,507	3,658,687	3,619,443	3,529,584
Shares outstanding	3,734,478	3,680,707	3,665,107	3,641,650	3,587,425

Ratios:
Return on average assets	1.03%	1.02%	1.00%	0.96%	1.15%
Return on average equity	10.34%	9.64%	9.55%	9.12%	11.70%
Net interest margin (1) (2)	3.70%	3.72%	3.70%	3.75%	3.80%
Efficiency ratio (1)	66.25%	63.20%	65.49%	65.03%	59.16%
Expense ratio	1.95%	1.81%	1.89%	1.87%	1.39%
Allowance for loan losses to loans	1.44%	1.57%	1.71%	1.78%	1.87%
Dividend payout ratio	37.69%	39.79%	40.04%	41.99%	36.54%
Equity to assets	10.12%	10.17%	10.47%	10.68%	10.59%
Equity to deposits	11.97%	11.46%	12.30%	12.30%	12.47%

(1) Non-GAAP disclosure  – For a discussion on these ratios, see “Non-GAAP Financial Measures,” located in management’s discussion and analysis.

(2) Net interest margin is calculated using the fully-taxable equivalent (FTE) yield on tax-exempt securities and loans.  See the “Non-GAAP Financial Measures” in management’s discussion and analysis for the FTE adjustments.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2017 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2017 and 2016 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the Consolidated Financial Statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2017	2016	2015	2014	2013

Interest income (GAAP)	$31,064	$27,495	$26,014	$24,844	$23,853
Adjustment to FTE	1,281	1,124	1,084	1,017	892
Interest income adjusted to FTE (Non-GAAP)	32,345	28,619	27,098	25,861	24,745
Interest expense	3,223	2,358	2,529	2,917	2,968
Net interest income adjusted to FTE (Non-GAAP)	$29,122	$26,261	$24,569	$22,944	$21,777

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2017	2016	2015	2014	2013

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$24,836	$21,655	$21,022	$19,703	$19,119

Net interest income (GAAP)	27,841	25,137	23,485	21,927	20,885
Plus: taxable equivalent adjustment	1,281	1,124	1,084	1,017	892
Non-interest income (GAAP)	8,367	8,005	7,533	7,354	10,541
Net interest income (FTE) plus non-interest income (non-GAAP)	$37,489	$34,266	$32,102	$30,298	$32,318
Efficiency ratio (non-GAAP)	66.25%	63.20%	65.49%	65.03%	59.16%

Comparison of Financial Condition as of December 31, 2017

and 2016 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 4.7% at December 31, 2016 to 4.1% at December 31, 2017.  However, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) lagged behind the national unemployment rate.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2017 was 5.0%, a decrease of 0.4 percentage points from 5.4% at December 31, 2016.  The unemployment rate dropped during 2017 mostly due to a decrease in the size of the local labor force.  If this trend continues, it could be a sign of weakness in the local economy.  The median home values in the region increased 4.9% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 3.1% during 2018.  There is an expectation that the Tax Cuts and Jobs Act (the “Tax Act”) could have a positive impact on economic growth in 2018, but it will increase the longer-term fiscal burden of the country.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During 2017, the Company’s assets grew by 9% from deposit growth, borrowings and retained net earnings, which were used to fund growth in the loan and securities portfolios.  In 2018, we expect to continue to grow all facets of loans, however concentrated  mostly within the commercial and consumer portfolios with funding provided primarily by deposit growth supplemented by short-term borrowings when necessary.  We expect to grow the investment portfolio weighted heavier in mortgage-backed securities as an interest rate risk strategy in the event rates continue to rise.  The cash flow from these securities will provide liquidity to reinvest in higher yielding assets.  We also expect to pay-off $4.5 million in FHLB advances in 2018.  Funding will be provided from available borrowing capacity, cash on hand, deposits and operations.  In addition, significant public fund deposit growth during 2018 may require more investment purchases than planned.

Branch managers, relationship bankers, mortgage originators and our business service partners are all focused on developing a mutually profitable full banking relationship.  We understand our market, offer products and services along with financial advice that is appropriate for our community, clients and prospects.  The Company continues to focus on the trusted financial advisor model by utilizing the team approach of experienced bankers that are fully engaged and dedicated.

Non-performing assets represented 0.73% of total assets as of December 31, 2017, down from 1.33% at the prior year end.  Non-performing assets were lower during 2017 mostly due to less non-accrual loans and other foreclosed assets.  For 2018, we expect an increase in non-accrual loans as we continue to operate in a volatile economic environment.

On December 22, 2017, the Tax Act was signed into law.  The Tax Act lowered the Company’s federal income tax rate to 21%, effective January 1, 2018, from the previous rate of 34%.  Net income in 2017 included a reduction in income tax expense related to an adjustment to lower the carrying value of the net deferred tax liability by $1.1 million to reflect the change in tax rate.  As a result, the tax savings will be reinvested in 2018 with a focus on enhancing shareholder value, improving company infrastructure and continuing investment in our employees and community.

We generated $8.7 million in net income in 2017, up $1.0 million from $7.7 million in 2016.  In 2017, our larger and better positioned balance sheet contributed to the success of our earnings performance.  As described above, the Company recognized a $1.1 million credit to the provision for income taxes at the end of 2017.  Also as a result of the Tax Act, the Company decided to make a donation to a charitable foundation, paid one-time bonuses to employees, sold securities at a loss and paid off the lease of a former branch early amounting to $0.7 million, net of taxes, during the fourth quarter of 2017 which mitigated the impact of this credit.    The 2018 focus is to manage net interest income after years of a sustained low interest rate environment by maintaining a reasonable spread.  Rate increases began in December 2015 with a 25 basis point rate hike but another 25 basis point rate hike in the target federal funds rate didn’t occur until December 2016.  Rate normalization accelerated in 2017 with 25 basis point increases in March, June and December.  From a financial condition and performance perspective, our mission for 2018 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our wealth management and business services and to improve credit risk at tolerable levels thereby improving overall asset quality.

Finally, we are building a new branch in Dallas, PA, which is scheduled to open during the third quarter of 2018.  We are expecting $2.2 million in investment related to the construction of this new branch in 2018.  The Company is committed to selectively expanding locations in Luzerne County as opportunities arrive going forward.

For the near-term, we expect to continue to operate in a low, but slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance, but will continue to pressure the interest-rate yield and margin.  Although we expect interest rates to rise, we anticipate net interest margin to decline in 2018.  The Federal Open Market Committee (FOMC) had been slowly adjusting the short-term federal funds rate up during 2016 and 2017.  Expectations are for short-term rates to continue to climb throughout 2018, potentially pressuring deposit rate pricing.  The U.S. Treasury yield curve flattening is expected to occur over 2018.  Growth in all loan sectors at prudent loan pricing should mitigate the projected increase in interest expense from higher deposit and borrowing rates and help maintain an acceptable interest rate margin during 2018 and beyond.

Financial Condition

Consolidated assets increased $70.7 million, or 9%, to $863.6 million as of December 31, 2017  from $792.9 million at December 31, 2016.  The increase in assets occurred predominantly in the loan and investment portfolios and, to a lesser extent, the purchase of additional bank owned life insurance during 2017. The asset growth was funded by utilizing available cash balances along with growth in deposits of $26.7 million, borrowings of $35.5 million and $5.1 million in retained earnings, net of dividends declared.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2017	%	2016	%	2015	%
Cash and cash equivalents	$15,825	1.9%	$25,843	3.3%	$12,277	1.7%
Investment securities	157,385	18.2	130,037	16.4	125,232	17.2
Federal Home Loan Bank stock	2,832	0.3	2,606	0.3	2,120	0.3
Loans and leases, net	630,948	73.1	590,984	74.5	548,103	75.1
Bank premises and equipment	16,576	1.9	17,164	2.2	16,723	2.3
Life insurance cash surrender value	20,017	2.3	11,435	1.4	11,082	1.5
Other assets	20,054	2.3	14,875	1.9	13,821	1.9
Total assets	$863,637	100.0%	$792,944	100.0%	$729,358	100.0%

Liabilities:
Total deposits	$730,146	84.6%	$703,459	88.7%	$620,675	85.0%
Short-term borrowings	18,502	2.1	4,223	0.5	28,204	3.9
FHLB advances	21,204	2.5	-	-	-	-
Other liabilities	6,402	0.7	4,631	0.6	4,128	0.6
Total liabilities	776,254	89.9	712,313	89.8	653,007	89.5
Shareholders' equity	87,383	10.1	80,631	10.2	76,351	10.5
Total liabilities and shareholders' equity	$863,637	100.0%	$792,944	100.0%	$729,358	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		FHLB
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	advances	%

2017	$70,693	9	$59,991	8	$26,687	4	$14,279	338	$21,204	100
2016	63,586	9	62,612	9	82,784	13	(23,981)	(85)	-	-
2015	52,873	8	50,304	8	33,731	6	24,235	611	(10,000)	(100)
2014	52,660	8	52,213	9	57,246	11	(4,673)	(54)	(6,000)	(38)
2013	22,300	4	30,087	6	15,038	3	586	7	-	-

* Earning assets include interest-bearing deposits with financial institutions, gross loans and leases, loans held-for-sale, available-for-sale securities and FHLB stock excluding loans and securities placed on non-accrual status.

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

The following table represents the components of total deposits as of December 31:

	2017		2016
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$202,536	27.7%	$161,563	23.0%
Savings and clubs	129,992	17.8	120,512	17.1
Money market	111,921	15.3	117,478	16.7
Certificates of deposit	107,066	14.7	92,753	13.2
Total interest-bearing	551,515	75.5	492,306	70.0
Non-interest bearing	178,631	24.5	211,153	30.0
Total deposits	$730,146	100.0%	$703,459	100.0%

Total deposits increased $26.7 million, or 4%, from $703.5 million at December 31, 2016 to $730.2 million at December 31, 2017.  Interest-bearing checking accounts contributed the most to the growth with an increase of $41.0 million.    The growth in interest-bearing checking accounts came from a combination of new and existing personal, business and public accounts.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  CDs contributed $14.3 million to deposit growth due to CDs acquired in a branch acquisition and $5.0 million in CDs to one public customer during 2017.  Additionally, savings and clubs increased by $9.5 million.  These increases were partially offset by a $32.5 million reduction in non-interest bearing deposits and a $5.6 million decrease in money market accounts.  The decrease in non-interest bearing deposits was due to a $48.7 million temporary deposit received at the end of 2016 and transferred to a trust escrow account in January of 2017.  Excluding this temporary deposit, the Company experienced growth in non-interest bearing deposits of $16.2 million.  During the first quarter of 2017, the Company completed the acquisition of Wayne Bank’s West Scranton branch which increased deposits by $13.9 million.  For a discussion on the acquisition, see “Acquisition” located in the financial statement footnotes.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company expects asset growth for 2018 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Growth is expected from the opening of a new branch in Dallas as well as deposits from school districts, local government entities and a large business relationship.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

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

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of December 31, 2017 and 2016, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2017 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,135	$4,893	$21,368	$25,608	$57,004
CDARS	-	1,145	-	-	1,145
Total CDs of $100,000 or more	5,135	6,038	21,368	25,608	58,149
CDs of less than $100,000	6,412	5,408	9,828	27,269	48,917
Total CDs	$11,547	$11,446	$31,196	$52,877	$107,066

Including CDARS, approximately 51% of the CDs, with a weighted-average interest rate of 0.87%, are scheduled to mature in 2018 and an additional 29%, with a weighted-average interest rate of 1.22%, are scheduled to mature in 2019.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2018, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, short-term advances from the FHLB and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2017	2016

Overnight borrowings	$7,455	$-
Securities sold under repurchase agreements	11,047	4,223
Total	$18,502	$4,223

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings increased $14.3 million during 2017.  If not for a $48.7 million temporary deposit at the end of 2016, the Company would have had to use overnight borrowings at December 31, 2016.  Limited utilization of short-term borrowings is projected for 2018.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

FHLB advances

As of December 31, 2017, the Company had $21.2 million in FHLB advances.  During the first quarter of 2017, the Company borrowed $17 million from the FHLB to purchase securities.  The borrowings were laddered out with maturities ranging from July 2017 to January 2019 and interest rates ranging from 0.64% to 1.34%.  During the second quarter of 2017, the Company borrowed another $6.7 million from the FHLB to fund loan growth and replace seasonal deposits. The borrowing matures in May 2019 and has an interest rate of 1.43%.  During the third quarter of 2017, $2.0 million that was borrowed in January 2017 matured and was rolled into a new $2.0 million advance from the FHLB that matures July 2018 and has an interest rate of 1.52%. During the fourth quarter of 2017, $2.5 million that was borrowed in January matured.  As of December 31, 2016, the Company did not require any FHLB advances.  The FHLB advances are projected to decrease with $4.5 million maturing in 2018.  As of December 31, 2017, the Company had the ability to borrow an additional $206.9 million from the FHLB.

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

As of December 31, 2017, the carrying value of investment securities amounted to $157.4 million, or 18% of total assets, compared to $130.0 million, or 16% of total assets, at December 31, 2016.  On December 31, 2017, 66% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2017.  The AFS securities were recorded with a net unrealized gain of $2.3 million and $2.1 million as of December 31, 2017 and December 31, 2016, or a net improvement of $0.2 million during 2017.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of December 31, 2017, the Company had $124.2 million in public deposits, or 17% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of December 31, 2017, the balance of pledged securities required for deposit and repurchase agreement accounts was $132.4 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the year ended December 31, 2017, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2017, the carrying value of total investments increased $27.3 million, or 21%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.  During the first quarter of 2017, the Company purchased approximately $20 million of securities, primarily MBS - GSE residential, funded mostly by $10 million in debt maturing in two years and another $7 million in borrowings laddered out from six months to one year matching a spread expected to produce a suitable after-tax return.

A comparison of total investment securities as of December 31 follows:

	2017		2016
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$103,152	65.5%	$70,937	54.5%
State & municipal subdivisions	44,306	28.2	40,191	30.9
Agency - GSE	9,099	5.8	18,276	14.1
Equity securities - financial services	828	0.5	633	0.5
Total	$157,385	100.0%	$130,037	100.0%

As of December 31, 2017, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2017 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$2,472	3.46%	$3,520	3.92%	$97,160	3.28%	$103,152	3.30%
State & municipal subdivisions	-	-	921	6.44	2,611	5.24	40,774	5.03	44,306	5.07
Agency - GSE	4,997	1.39	4,102	1.67	-	-	-	-	9,099	1.52
Total debt securities	$4,997	1.39%	$7,495	2.80%	$6,131	4.48%	$137,934	3.78%	$156,557	3.68%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 34%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $135 thousand and $54 thousand for the years ended December 31, 2017 and 2016, respectively.  The balance in FHLB stock was $2.8 million and $2.6 million as of December 31, 2017 and 2016,  respectively.

Loans and leases

As of December 31, 2017, the Company had gross loans and leases totaling $638.6 million compared to $598.0 million at December 31, 2016.  The growth of $40.6 million, or 7%, was largely attributed to the Company’s continued efforts to grow the commercial and industrial portfolio through opportunities with local government entities including counties, townships, boroughs, cities, school districts and municipalities and authorities.  Additionally, the indirect auto and lease portfolio recognized substantial planned growth during 2017 due to new relationships with automobile dealerships in Northeastern Pennsylvania.

In 2017, the Company originated $43.8 million of commercial and industrial loans and $23.9 million of commercial real estate loans compared to $25.2 million and $19.4 million, respectively, net of loan participations in 2016.  Also, during 2017, the Company originated $63.2 million of residential real estate loans compared to $68.8 million in 2016.  Included in mortgage loans were $17.2 million of residential real estate construction lines in 2017 and $12.7 million in 2016.  In 2017, the Company originated $61.1 million of consumer loans compared to $52.1 million in 2016.  Of the consumer loan originations, $50.1 million were dealer loans in the auto and leases portfolio in 2017 compared to $42.6 million in 2016.  In addition for 2017, the Company had originations of lines of credit in the amounts of $36.9 million for commercial borrowers and $16.9 million in home equity and other consumer lines of credit.

Commercial and industrial and commercial real estate

The commercial and industrial (C&I) portfolio and commercial real estate (CRE) portfolio had growth of $15.1 million, or 15%, and $4.2 million, or 2%, respectively, at December 31, 2017 compared to December 31, 2016.  The major contributors to the growth in the C&I portfolio were local government entities.  These opportunities continue through developing influential relationships utilized through the Company’s strategy.  The Company also expanded commercial real estate secured lending.  Mitigating the CRE growth, the Company foreclosed on one large owner occupied CRE collateral during

2017, which was subsequently sold.  In addition, the increase in CRE construction loans was due to loans added during the third quarter of 2017 to one customer for several construction projects.

We anticipate a 6% growth in the commercial loan portfolio for 2018.  The Company will remain dedicated to our clients and communities that we serve by utilizing the knowledge and experience of our service partners and focus on the trusted financial advisor model.

Consumer

The consumer loan portfolio grew nearly 13%, or $19.5 million, from $150.2 million on December 31, 2016 to $169.7 million at December 31, 2017.  This planned growth was largely driven by a 47% increase, or a lift of $26.7 million, in auto loans and leases.  Additional growth was realized from $1.7 million in home equity line of credit usage from new and existing clients.  These increases more than offset a $7.7 million reduction in other consumer loans from $13.3 million at December 31, 2016 to $5.6 million at December 31, 2017.  Other consumer loans settled back to more normalized levels at the end of 2017 as the December 31, 2016 balance was overstated by a temporary overdraft.

We expect the consumer loan growth to soften in 2018 to 10% as the runoff in the auto and lease portfolio will mitigate growth.  Although the impact of the Tax Act on home equity loan products are not known at this time, growth in this area of the consumer loan portfolio is forecasted to grow 4%.  Targeted sales and marketing campaigns will be launched, throughout 2018, in order to support home equity loan growth in the face of Tax Act changes.

Residential

The residential loan portfolio grew approximately $1.8 million, or 1%, from $145.0 million at December 31, 2016 to $146.8 million at December 31, 2017.  Construction loans were recorded at $9.9 million after a nominal reduction of $0.6 million while the held-for-investment real estate mortgages grew $2.4 million to $136.9 million from $134.5 million.  Held-for-investment real estate makes up approximately 93% of the total residential portfolio.

A  comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$113,601	17.8%	$98,477	16.5%	$102,653	18.4%	$80,301	15.6%	$74,551	15.6%
Commercial real estate:
Non-owner occupied	92,851	14.5	87,220	14.5	95,745	17.2	94,771	18.4	89,255	18.7
Owner occupied	109,383	17.1	113,104	18.9	101,652	18.3	95,780	18.5	86,294	18.0
Construction	6,228	1.0	3,987	0.7	4,481	0.8	5,911	1.1	10,765	2.2
Consumer:
Home equity installment	27,317	4.3	28,466	4.8	30,935	5.6	32,819	6.4	34,480	7.2
Home equity line of credit	53,273	8.3	51,609	8.6	48,060	8.7	42,188	8.2	36,836	7.7
Auto and leases	83,510	13.1	56,841	9.5	29,758	5.3	27,972	5.4	22,261	4.7
Other	5,604	0.9	13,301	2.2	6,208	1.1	6,501	1.3	5,205	1.1
Residential:
Real estate	136,901	21.5	134,475	22.5	126,992	22.8	119,154	23.1	110,365	23.1
Construction	9,931	1.5	10,496	1.8	10,060	1.8	10,298	2.0	8,188	1.7
Gross loans	638,599	100.0%	597,976	100.0%	556,544	100.0%	515,695	100.0%	478,200	100.0%
Less:
Allowance for loan losses	(9,193)		(9,364)		(9,527)		(9,173)		(8,928)
Unearned lease revenue	(639)		(482)		(335)		(195)		(56)
Net loans	$628,767		$588,130		$546,682		$506,327		$469,216

Loans held-for-sale	$2,181		$2,854		$1,421		$1,161		$917

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2017.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$49,497	$29,292	$34,812	$113,601
Commercial real estate	81,221	96,030	24,983	202,234
Commercial real estate construction *	6,228	-	-	6,228
Residential real estate construction *	9,931	-	-	9,931
Total	$146,877	$125,322	$59,795	$331,994

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2017:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$23,351	$30,383	$53,734
Variable interest rate	101,971	29,412	131,383
Total	$125,322	$59,795	$185,117

Non-refundable fees and costs associated with all loan originations are deferred.  Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2017, approximately 69% of the gross loan portfolio was secured by real estate, reflecting a 3 year decreasing trend from 73% at December 31, 2016 and 76% at December 31, 2015.  The auto and leases portfolio was 13.1% of the gross loan portfolio at December 31, 2017, increasing from 9.5% at December 31, 2016 and 5.3% at December 31, 2015.

The Company considers its portfolio segmentation, including the real estate secured portfolio, to be normal and reasonably diversified. The banking industry is affected by general economic conditions including, among other things, the effects of real estate values.  The Company ensures that its mortgage lending adheres to standards of secondary market compliance.  Furthermore, the Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for all loan types.

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

As of December 31, 2017 and 2016, loans HFS consisted of residential mortgages with carrying amounts of $2.2 million and $2.9 million, respectively, which approximated their fair values.  During the year ended December 31, 2017, residential mortgage loans with principal balances of $40.7 million were sold into the secondary market and the Company recognized net gains of $0.8 million, compared to $51.3 million and $1.0 million, respectively during the year ended December 31, 2016.  During 2017, the Company also sold one SBA guaranteed loan with a principal balance of $2.4 million and recognized a net gain on the sale of $0.1 million.  The Company did not sell any SBA guaranteed loans in 2016.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At December 31, 2017 and 2016, the servicing portfolio balance of sold residential mortgage loans was $299.3 million and $285.2 million, respectively.  At December 31, 2017 and 2016, the servicing portfolio balance of sold SBA loans was $5.6 million and $4.1 million, respectively.

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

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2017		2016		2015		2014		2013

Balance at beginning of period	$9,364		$9,527		$9,173		$8,928		$8,972

Charge-offs:
Commercial and industrial	(143)		(224)		(25)		(309)		(56)
Commercial real estate	(635)		(592)		(432)		(239)		(2,091)
Consumer	(658)		(504)		(437)		(361)		(400)
Residential	(309)		(60)		(15)		(93)		(218)
Total	(1,745)		(1,380)		(909)		(1,002)		(2,765)

Recoveries:
Commercial and industrial	10		55		47		32		30
Commercial real estate	47		37		18		91		30
Consumer	67		100		95		30		110
Residential	-		-		28		34		1
Total	124		192		188		187		171
Net charge-offs	(1,621)		(1,188)		(721)		(815)		(2,594)
Provision for loan losses	1,450		1,025		1,075		1,060		2,550
Balance at end of period	$9,193		$9,364		$9,527		$9,173		$8,928

Allowance for loan losses to total loans	1.44%		1.57%		1.71%		1.78%		1.87%
Net charge-offs to average total loans outstanding	0.26%		0.21%		0.13%		0.16%		0.56%
Average total loans	$630,960		$568,953		$534,903		$495,758		$461,539
Loans 30 - 89 days past due and accruing	$2,893		$2,241		$3,707		$3,932		$5,268
Loans 90 days or more past due and accruing	$6		$19		$356		$1,060		$155
Non-accrual loans	$3,441		$7,370		$9,003		$4,215		$5,668
Allowance for loan losses to loans 90 days or more past due and accruing	1,532.17	x	492.84	x	26.76	x	8.65	x	57.60	x
Allowance for loan losses to non-accrual loans	2.67	x	1.27	x	1.06	x	2.18	x	1.58	x
Allowance for loan losses to non-performing loans	2.67	x	1.27	x	1.02	x	1.74	x	1.53	x

The allowance for loan losses was $9.2 million at December 31, 2017 and $9.4 million at December 31, 2016.  Relative to the loan portfolio, which grew $40.6 million in 2017, the allowance decreased from 1.57% of total loans at December 31, 2016 to 1.44% at December 31, 2017.

During the year ended December 31, 2017, management increased qualitative factor loss estimates due to certain macroeconomic and business factors.  One factor identified the inverse effect of rising interest rates on commercial real estate values.  Another involved relatively higher delinquency rates on urban residential properties (3.1% regionally vs. 1.6% nationally) within the Company’s operating area on properties that were relatively more likely to have negative equity (29.1% regionally vs. 10.4% nationally).  An additional factor concerned the increased exposure in the auto and leases segment of the loan portfolio, which went from 9.5% of the gross loan portfolio in 2016 to 13.1% of the gross loan portfolio in 2017. Lastly, management identified potentially increased legal and regulatory requirements as the result of the Company’s growing asset size.

For the twelve month period ended December 31, 2017, allowance levels fell by $0.2 million to $9.2 million, while gross loans increased by $40.6 million to $638.6 million compared to December 31, 2016.  The inverse movement between allowance levels and gross loans was justified by improving asset quality.  Improving asset quality was noted in a reduction of non-performing loans as a percentage of total loans, which fell to 0.54% versus 1.23% and greater coverage of allowance to non-accrual loans, which improved to 2.67x at December 31, 2017 versus 1.27x at December 31, 2016, respectively.

Net charge-offs against the allowance totaled $1.6 million for the year ended December 31, 2017 compared with $1.2 million for the year ended December 31, 2016.    For the year ended December 31, 2017, commercial loan net charge-offs were $0.7 million, or,  45%, of net charge-offs.  This was primarily due to two commercial real estate secured borrowers who experienced charge-offs of $0.5 million throughout the year.  Consumer net charge-offs totaled $0.6 million, or 36%, of net charge-offs.  One home equity line of credit borrower accounted for $0.3 million of these consumer net charge-offs.

Residential charge-offs were $0.3 million, or roughly 19%, of net charge-offs, with one borrower accounting for $0.2 million during the fourth quarter of 2017.

Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

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

	2017		2016		2015		2014		2013
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,060	33%	$4,706	34%	$5,014	36%	$4,672	38%	$4,253	39%
Commercial and industrial	1,374	18	1,075	17	1,336	18	1,052	16	944	15
Consumer	2,063	26	1,834	25	1,533	21	1,519	21	1,482	21
Residential real estate	1,608	23	1,622	24	1,407	25	1,316	25	1,613	25
Unallocated	88	-	127	-	237	-	614	-	636	-
Total	$9,193	100%	$9,364	100%	$9,527	100%	$9,173	100%	$8,928	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 59% of the total allowance for loan losses at December 31, 2017, which represents a 3 percentage point decrease from December 31, 2016.  The decrease in the commercial real estate and commercial & industrial allocation from December 31, 2016 to December 31, 2017 was mostly related to the payoff of two large commercial real estate loans from a single borrower, which had a substantial specifically reserved impairment.  The allocation of the allowance for the consumer category of loans, accounted for approximately 22% of the total allowance for loan losses at December 31, 2017, which represents a 2 percentage point increase from December 31, 2016.  This higher allocation was mostly related to increases in the qualitative factor assigned for this segment due to the rising rate environment, the Company’s increased auto exposure, and concerns about the urban residential housing market.  The allocation of the allowance for the residential real estate category of loans, accounted for approximately 17% of the total allowance for loan losses at December 31, 2017, which remains unchanged from December 31, 2016.  The stable allocation was the result of a $0.8 million reduction in non-accrual residential real estate loans from December 31, 2016 to December 31, 2017, which was offset by the increased qualitative factor for this segment associated with risks related to the urban residential housing market. The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated was approximately 1% of the total allowance for loan losses at December 31, 2017, which remains unchanged from December 31, 2016.  Management provided the amount to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructured loans (TDRs), other real estate owned (ORE) and repossessed assets.  At December 31, 2017, non-performing assets represented 0.73% of total assets compared with 1.33% as of December 31, 2016. The improvement resulted from a combination of $70.7 million in total asset growth and a $4.2 million net reduction in total non-performing assets year-over-year.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2017	2016	2015	2014	2013

Loans past due 90 days or more and accruing	$6	$19	$356	$1,060	$155
Non-accrual loans *	3,441	7,370	9,003	4,215	5,668
Total non-performing loans	3,447	7,389	9,359	5,275	5,823
Troubled debt restructurings	1,871	1,823	2,423	753	1,045
Other real estate owned and repossessed assets	973	1,306	1,074	1,972	2,086
Total non-performing assets	$6,291	$10,518	$12,856	$8,000	$8,954

Total loans, including loans held-for-sale	$640,141	$600,348	$557,630	$516,661	$479,061
Total assets	$863,637	$792,944	$729,358	$676,485	$623,825
Non-accrual loans to total loans	0.54%	1.23%	1.61%	0.82%	1.18%
Non-performing loans to total loans	0.54%	1.23%	1.68%	1.02%	1.22%
Non-performing assets to total assets	0.73%	1.33%	1.76%	1.18%	1.44%

*  In the table above, the amount includes non-accrual TDRs of $1.6 million, $1.5 million, $0.9 million and $1.0 million as of 2017, 2016, 2014 and 2013, respectively.  There were no non-accrual TDRs as of December 31, 2015.

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

From December 31, 2016 to December 31, 2017, non-performing loans, which consists of accruing loans that were over 90 days past due as well as all non-accrual loans, decreased from $7.4 million to $3.4 million, a $4.0 million, or a 53% decrease.  The decrease in non-performing loans was the result of payments received of $3.5 million, charge-offs of $1.2 million,  transfers back to accrual of $1.0 million and transfers to ORE of $0.2 million. These reductions were partially offset by additions and miscellaneous expenses totaling $2.0 million. The payments received were mostly related to the payoff of two commercial real estate secured loans for a single borrower during the third quarter.

From December 31, 2016 to December 31, 2017, the portion of accruing loans that were over 90 days past due decreased from $19 thousand to $6 thousand.  Accruing loans over 90 days past due at December 31, 2016 consisted of four loans to four unrelated borrowers ranging from $1 thousand to $9 thousand.  Accruing loans over 90 days past due at December 31, 2017 consisted of one loan. The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2016 to December 31, 2017, non-accruing loans of all types decreased by $4.0 million, or 53%, from $7.4 million to $3.4 million.  At December 31, 2016, there were a total of 46 loans to 39 unrelated borrowers with balances that ranged from less than $1 thousand to $2.3 million.  At December 31, 2017, there were a total of 39 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  The decrease in non-accruing loans is primarily attributable to the payoff of two significant non-accrual owner occupied commercial real estate secured loans to one borrower with balances totaling $3.0 million.  During the third quarter of 2017, the Company foreclosed on the collateral for these loans and sold the foreclosed assets.

The composition of non-performing loans as of December 31, 2017  is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$113,601	$-	$36	$36	0.03%
Commercial real estate:
Non-owner occupied	92,851	-	649	649	0.70%
Owner occupied	109,383	-	942	942	0.86%
Construction	6,228	-	161	161	2.59%
Consumer:
Home equity installment	27,317	-	15	15	0.05%
Home equity line of credit	53,273	-	559	559	1.05%
Auto loans and leases *	82,871	6	5	11	0.01%
Other	5,604	-	-	-	-
Residential:
Real estate	136,901	-	1,074	1,074	0.78%
Construction	9,931	-	-	-	-
Loans held-for-sale	2,181	-	-	-	-

Total	$640,141	$6	$3,441	$3,447	0.54%

*Net of unearned lease revenue of $0.6 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of December 31, 2017 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2016 to December 31, 2017, the balance of TDRs was relatively unchanged from nine loans to six unrelated borrowers totaling $3.4 million to fourteen loans to ten unrelated borrowers totaling $3.4 million.  The  addition of six commercial real estate secured loans to four unrelated borrowers totaling $1.0 million was offset by $0.3 million in payments and $0.7 million in charge-offs during 2017.

Loans modified in a TDR may or may not be placed on non-accrual status.    At December 31, 2016, two TDRs totaling $1.5 million were on non-accrual.  At December 31, 2017, three TDRs totaling $1.6 million were on non-accrual.  During 2017, two CRE loans to one borrower were transferred to non-accrual status and subsequently one of these loans was charged off.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2017
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	1,059	-	-	-	1,059
Transfers	-	(969)	-	969	-	-
Pay downs / payoffs	(1)	(41)	-	(227)	(18)	(287)
Charge offs	-	-	(255)	(200)	(227)	(682)
Ending balance	$24	$1,847	$395	$542	$636	$3,444
Number of loans	1	10	1	1	1	14

As of and for the year ended December 31, 2016
	Accruing		Non-accruing
	Commercial &	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$525	$1,898	$-	$-	$-	$2,423
Additions	-	4	650	-	881	1,535
Transfers	-	(20)	-	20	-	-
Pay downs / payoffs	(500)	(84)	-	-	-	(584)
Charge offs	-	-	-	(20)	-	(20)
Ending balance	$25	$1,798	$650	$-	$881	$3,354
Number of loans	1	6	1	-	1	9

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

Foreclosed assets held-for-sale

From December 31, 2016 to December 31, 2017, foreclosed assets held-for-sale (ORE) decreased from $1.3 million to $1.0 million, a $0.3 million, or 25%, decrease.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2017		2016
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1,298	13	$1,074	14

Additions	272	5	1,056	11
Pay downs	(18)		(18)
Write downs	(100)		(80)
Sold	(479)	(7)	(734)	(12)
Balance at end of period	$973	11	$1,298	13

As of December 31, 2017, ORE consisted of eleven properties from eleven unrelated borrowers totaling $1.0 million.

Four of these properties ($0.2 million) were added in 2017; two were added in 2016 ($0.5 million); one was added in 2015 ($0.1 million); two were added in 2014 ($42 thousand); one was added in 2012 ($100); and one was added in 2011 ($0.2 million).  Of the eleven properties, seven totaling $0.8 million were listed for sale, while the four remaining properties totaling $0.2 million were either in negotiations for sale, in process for disposition, or had a signed sales agreement.

As of December 31, 2017, the Company had no other repossessed asset held-for-sale. There was one repossessed asset held-for-sale at December 31, 2016, with a balance of $8 thousand.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  In March 2017, the Company invested $8.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (SERP) implemented for certain executive officers.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment decreased $0.6 million during 2017.  The Company recorded $1.3 million in depreciation expense plus $0.2 million in losses on the disposal of premises and equipment which was partially offset by $0.9 million in additions to fixed assets.  In 2018, we expect premises and equipment to increase by $1.6 million, net of depreciation, primarily due to the building of a new Dallas branch scheduled for completion during the third quarter.

Other assets

The $4.8 million increase in other assets was due mostly to $2.0 million in higher residual values associated with recording new automobile leases, net of lease disposals and $1.4 million lower net deferred tax liability.  Other items that contributed to the increase were $0.5 million higher prepaid expenses, $0.3 million more in construction in process and $0.5 million higher prepaid dealer reserve.

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

Net interest income, net interest rate margin net interest rate spread and the efficiency ratio are presented in the MD&A on a fully-taxable equivalent (FTE) basis.  The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Overview

For the year ended December 31, 2017, the Company generated net income of $8.7 million, or $2.33 per diluted share, compared to $7.7 million, or $2.09 per diluted share, for the year ended December 31, 2016.    The $1.0 million, or 13%, increase in net income stemmed from $2.7 million more net interest income, $1.6 million less provision for income taxes and $0.4 million in additional non-interest income which more than offset a $3.2 million rise in non-interest expenses and $0.4 million higher loan loss provision.

For the year ended December 31, 2017, return on average assets (ROA) and  return on average shareholders’ equity (ROE) were 1.03% and 10.34%, respectively, compared to 1.02% and 9.64% for the same period in 2016.    The increase in ROA and ROE was the result of net income growth during 2017.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $2.7 million, or 11%, from $25.1 million for the year ended December 31, 2016 to $27.8 million for the year ended December 31, 2017, due to interest income increasing more rapidly than interest expense.  Total average interest-earning assets increased $80.5 million and the yields earned on these assets rose six basis points resulting in $3.7 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $62.0 million, which had the effect of producing $2.7 million of interest income, more than offsetting the $0.2 million negative impact of a two basis point lower yield earned thereon.  Although all loan portfolios showed more interest income from growth, the commercial loan portfolio made the biggest impact.  In the investment portfolio, an increase in the average balances and yields of mortgage-backed securities was the biggest driver of interest income growth.  The average balance growth of total securities of $25.3 million combined with a 21 basis point increase in their yields produced $1.1 million in additional FTE interest income.  On the liability side, total interest-bearing liabilities grew $66.5 million on average with a nine basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $31.0 million, mostly interest-bearing checking accounts, and the higher rates paid on these deposits caused an increase of $0.4 million in interest expense.  In addition, the Company had $35.4 million more average borrowings in 2017 compared to 2016 which resulted in $0.4 million more interest expense.

The FTE net interest rate spread and margin decreased by three and two basis points, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The decrease in the spread was due to the rates paid on interest-bearing liabilities increasing faster than the yields earned on interest-earning assets.  Net interest margin declined because average interest-earning assets grew faster than net interest income.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased eight basis points for the year ended December 31, 2017 compared to the same period in 2016.  The primary reason for the increase was higher average borrowings which were used to fund asset growth along with an increase in average interest-bearing deposits and the rates paid thereon.

For 2018, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for 2018, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC) has been gradually increasing the short-term federal funds rate since the end of 2015, but it had a minimal effect on rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points in March, June, and December of 2017.  The focus for 2018 is to manage net interest income after years of a sustained low interest rate environment through a rising rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow in 2018 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 55 basis points for the year ended December 31, 2017, or nine basis points higher than the cost for the year ended December 31, 2016.  The higher average borrowings combined with an increase in average interest-bearing deposits and their rates contributed to the higher cost of interest-bearing liabilities.  During 2017, rates paid on interest-bearing deposits started to inch up from historic low levels over the past four years.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2017.  Competition among banks has already begun to pressure banks to increase deposit rates.  If rates continue to rise, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 34% to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans HFS and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $0.5 million in 2017, $0.5  million in 2016 and $0.4 million in 2015, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2017			2016			2015
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$3,960	$48	1.22%	$12,489	$67	0.53%	$9,961	$26	0.27%
Restricted regulatory securities	3,105	135	4.34	1,391	54	3.89	1,392	123	8.84
Investments:
Agency - GSE	17,313	248	1.43	18,279	237	1.29	17,779	227	1.27
MBS - GSE residential	89,909	2,267	2.52	69,437	1,472	2.12	63,964	953	1.49
State and municipal (nontaxable)	41,528	2,278	5.49	35,776	2,010	5.62	35,370	2,040	5.77
Other	295	30	10.12	295	29	9.85	295	27	9.11
Total investments	149,045	4,823	3.24	123,787	3,748	3.03	117,408	3,247	2.77
Loans and leases:
C&I and CRE (taxable)	294,652	13,675	4.64	275,214	12,235	4.45	264,127	11,844	4.48
C&I and CRE (nontaxable)	30,894	1,304	4.22	26,244	1,141	4.35	22,199	992	4.47
Consumer	104,700	4,321	4.13	74,482	3,828	5.14	67,623	3,760	5.56
Residential real estate	200,714	8,039	4.01	193,013	7,546	3.91	180,954	7,106	3.93
Total loans and leases	630,960	27,339	4.33	568,953	24,750	4.35	534,903	23,702	4.43
Federal funds sold	-	-	-	-	-	-	103	-	0.26
Total interest-earning assets	787,070	32,345	4.11%	706,620	28,619	4.05%	663,767	27,098	4.08%
Non-interest earning assets	57,277			49,226			49,075
Total assets	$844,347			$755,846			$712,842

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$188,833	$764	0.40%	$157,324	$483	0.31%	$131,004	$315	0.24%
Savings and clubs	126,877	176	0.14	119,695	151	0.13	115,086	203	0.18
MMDA	117,852	802	0.68	130,017	818	0.63	121,921	764	0.63
Certificates of deposit	102,561	1,008	0.98	98,043	857	0.87	107,843	954	0.88
Total interest-bearing deposits	536,123	2,750	0.51	505,079	2,309	0.46	475,854	2,236	0.47
Repurchase agreements	10,274	21	0.20	10,239	20	0.19	10,268	18	0.17
Overnight borrowings	18,399	205	1.11	2,805	29	1.02	4,823	20	0.42
FHLB advances	19,778	247	1.25	-	-	-	4,795	255	5.33
Total interest-bearing liabilities	584,574	3,223	0.55%	518,123	2,358	0.46%	495,740	2,529	0.51%
Non-interest bearing deposits	169,075			152,826			138,388
Non-interest bearing liabilities	6,379			5,120			4,306
Total liabilities	760,028			676,069			638,434
Shareholders' equity	84,319			79,777			74,408
Total liabilities and shareholders' equity	$844,347			$755,846			$712,842
Net interest income - FTE		$29,122			$26,261			$24,569

Net interest spread			3.56%			3.59%			3.57%
Net interest margin			3.70%			3.72%			3.70%
Cost of funds			0.43%			0.35%			0.40%

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

	Years ended December 31,
(dollars in thousands)	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(66)	$47	$(19)	$9	$32	$41
Restricted regulatory securities	74	7	81	-	(69)	(69)
Investments:
Agency - GSE	(13)	24	11	6	4	10
MBS - GSE residential	484	311	795	87	432	519
State and municipal	200	(33)	167	15	(34)	(19)
Other	-	1	1	-	1	1
Total investments	671	303	974	108	403	511
Loans and leases:
Residential real estate	306	187	493	477	(37)	440
C&I and CRE	1,067	480	1,547	665	(175)	490
Consumer	1,348	(855)	493	365	(297)	68
Total loans and leases	2,721	(188)	2,533	1,507	(509)	998
Total interest income	3,400	169	3,569	1,624	(143)	1,481

Interest expense:
Deposits:
Interest-bearing checking	111	170	281	70	98	168
Savings and clubs	12	13	25	8	(60)	(52)
Money market	(79)	63	(16)	55	(1)	54
Certificates of deposit	40	111	151	(71)	(26)	(97)
Total deposits	84	357	441	62	11	73
Repurchase agreements	-	1	1	-	2	2
Overnight borrowings	173	3	176	(11)	20	9
FHLB advances	247	-	247	(255)	-	(255)
Total interest expense	504	361	865	(204)	33	(171)
Net interest income	$2,896	$(192)	$2,704	$1,828	$(176)	$1,652

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

Management continuously reviews the risks inherent in the loan portfolio.  Specific factors used to evaluate the adequacy of the loan loss provision during the formal process include:

•	specific loans that could have loss potential;
•	levels of and trends in delinquencies and non-accrual loans;
•	levels of and trends in charge-offs and recoveries;
•	trends in volume and terms of loans;

•	changes in risk selection and underwriting standards;
•	changes in lending policies, and legal and regulatory requirements;
•	experience, ability and depth of lending management;
•	national and local economic trends and conditions; and
•	changes in credit concentrations.

For the year ended December 31, 2017 and 2016, the Company recorded a provision for loan losses of $1.5 million and $1.0 million, respectively, a $0.5 million increase.  This increase was due primarily to net growth in the loan portfolio, particularly in the auto segment of the portfolio, but also to fund the expected allowance requirements implied from certain macroeconomic and other business factors.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2017, non-interest income amounted to $8.4 million, a $0.4 million, or 5%, increase compared to $8.0 million recorded for the year ended December 31, 2016.  The biggest contributor to this increase was $0.3 million higher trust fees due to the assumption of the trust accounts of another bank during 2017 which added $0.2 million and organic market growth which added another $0.1 million.  The Company also experienced an increase of $0.2 million in earnings on bank-owned life insurance (BOLI) due to the purchase of $8.0 million of additional BOLI during the first quarter of 2017.  Debit card interchange fees contributed $0.2 million to the increase due to a higher volume of debit card transactions and an increase in merchant credit card income.  Service charges on deposit accounts increased by $0.1 million from higher customer overdraft charges and other revenue increased $0.1 million from higher lease acquisition fees.  Partially offsetting these items was $0.2 million higher losses on the disposal of equipment, $0.2 million in additional losses on the sale of investment securities, $0.1 million fewer gains on the sale of loans and $0.1 million less service charges on loans.  During the fourth quarter of 2017, the Company utilized tax strategies in response to the passage of the Tax Act that resulted in a $0.1 million loss on the sale of securities and $0.2 million loss on the abandonment of leasehold improvements due to the early payoff of a former lease.

Other operating expenses

For the year ended December 31, 2017, total other operating expenses totaled $24.8 million an increase of $3.2 million, or 15%, compared to $21.6 million for the year ended December 31, 2016.  Salary and employee benefits contributed the most to the increase rising $1.5 million, or 13%, in 2017 compared to 2016.  The basis of the increase includes $0.6 million increased salaries with eight more full-time equivalent employees, $0.4 million in additional incentive compensation and $0.4 million in expenses from the post-retirement benefit plan implemented in 2017.  Advertising and marketing increased $0.6 million resulting from a $0.5 million donation to a charitable foundation and $0.1 million in additional educational improvement donations.  Professional services expenses were $0.3 million higher due to more professional services incurred, primarily from a NASDAQ entry fee and stock split expenses.  Premises and equipment expense was $0.3 million higher due to the early payoff of a leased property.  Data processing and communications expense increased $0.3 million during 2017 compared to 2016 because of additional costs for data center services, a new integrated dealer lending computer system and higher telecommunications expense from more circuits.  Automated transaction processing increased $0.1 million due to higher transaction volumes.  Partially offsetting these increases in expenses was a $0.1 million decrease in FDIC assessment. During the fourth quarter of 2017, the Company utilized tax strategies in response to the passage of the Tax Act that led to a $0.5 million donation, $0.2 million in certain employee bonuses and $0.1 million of early lease termination expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2017 and 2016 were 1.95% and 1.81%, respectively.  The expense ratio increased because of higher non-interest expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016.  The efficiency ratio also increased from 63.20% at December 31, 2016 to 66.25% at December 31, 2017 due to higher non-interest expenses.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The Company’s effective income tax rate approximated 12.2% in 2017 and 26.5% in 2016.  The difference between the effective rate and the enacted statutory corporate rate of 34% is due mostly to a $1.1 million adjustment made that reduced the provision for income taxes at the end of 2017 as a result of the Tax Act.    On December 22, 2017, the Tax Act was signed into law and as a result the Company’s federal corporate tax rate was reduced from 34% to 21% effective January 1, 2018.  The Company was required to re-measure its deferred tax assets and liabilities for the change in tax rate and record the adjustment in the provision for income taxes in 2017.  The provision for income taxes decreased $1.6 million, or 56%, from $2.8 million at December 31, 2016 to $1.2 million at December 31, 2017.  The tax reform adjustment coupled with lower income before taxes in 2017 caused the decrease in the provision for income taxes.

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

Funds Provided:

Deposits

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

Customers’ interest in long-term time deposit products continued to be weak with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs continued to decrease; having declined $11.4 million, or 11%, from year-end 2015.  The Company’s relationship strategy resulted in a successful bid for over $10 million in public CDs to one customer in the third quarter of 2015, but otherwise the low rate environment had basically enticed customers to vacate the CD marketplace.

As of December 31, 2016 and 2015, CDARS represented $1.1 million, or less than 1%, and $3.4 million, or 1%, respectively, of total deposits.

Short-term borrowings

Short-term borrowings decreased $24.0 million during 2016.  Less borrowing was needed because of growth in deposits during 2016.  A $48.7 million temporary deposit at the end of 2016 prevented the Company from having to use overnight borrowings at year-end.

FHLB advances

As of December 31, 2016 and 2015, the Company had no FHLB advances.  At the end of the second quarter of 2015, the Company paid off its long-term debt, due to its high interest rate relative to other available borrowing sources, and incurred a $0.6 million prepayment fee.  As of December 31, 2016, the Company had the ability to borrow an additional $194.3 million from the FHLB.

Funds Deployed:

Investment Securities

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2016 were as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$2,363	3.85%	$5,259	3.59%	$63,315	3.41%	$70,937	3.44%
State & municipal subdivisions	-	-	-	-	1,794	5.96	38,397	5.18	40,191	5.21
Agency - GSE	4,017	1.17	14,259	1.46	-	-	-	-	18,276	1.39
Total debt securities	$4,017	0.48%	$16,622	1.79%	$7,053	4.17%	$101,712	4.06%	$129,404	3.68%

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

Loans held-for-sale

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

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial and industrial loans, accounted for approximately 61.7%, or $5.8 million, of the total allowance for loan losses at December 31, 2016, which represented a 4.9 percentage point decrease from December 31, 2015. The decrease in the commercial real estate and commercial and industrial allocation from December 31, 2015 to December 31, 2016 was mostly related to the payoff of one large commercial non-owner occupied real estate loan into the non-accrual category.  The allocation to the consumer and mortgage categories of loans increased by $0.3 million and $0.2 million as of December 31, 2016, respectively.  These increases were mostly related to the movement of one large HELOC and one large residential loan into the non-accrual category in the fourth quarter of 2016.  However, management viewed this allocation as adequate compared to the actual historical net charge-offs and qualitative adjustments.  The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  Management provided the amount to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still existed from an uncertain local economic climate.

Non-performing assets

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

Foreclosed assets held-for-sale

Foreclosed assets held-for-sale aggregated $1.3 million at December 31, 2016 and $1.1 million at December 31, 2015. As of December 31, 2016, ORE consisted of thirteen properties from twelve unrelated borrowers totaling $1.3 million.  Five of these properties ($0.8 million) were added in 2016; three were added in 2015 ($0.2 million); two were added in 2014 ($0.1 million); one was added in 2013 ($0.1 million); one was added in 2012 ($100); and one was added in 2011 ($0.1 million).  In addition, of the thirteen properties, two ($0.2 million) had a signed sales agreement, four ($0.7 million) were listed for sale, and one ($0.2 million) was being shown to interested parties while the remaining properties (six totaling $0.2 million) were either in litigation, being prepared for auction, in the process of eviction or disposal, or being prepared to be listed for sale.

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

Results of Operations

Overview

For the year ended December 31, 2016, the Company generated net income of $7.7 million, or $2.09 per diluted share, compared to $7.1 million, or $1.94 per diluted share, for the year ended December 31, 2015.  The $0.6 million, or 8%, increase in net income stemmed from $1.7 million more net interest income and $0.5 million in additional non-interest income which more than offset a $0.6 million rise in non-interest expenses.

For the year ended December 31, 2016, return on average assets (ROA) and  return on average shareholders’ equity (ROE) were 1.02% and 9.64%, respectively, compared to 1.00% and 9.55% for the same period in 2015.  The increase in ROA and ROE was the product of net income growth during 2016.

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

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2016 and 2015 were 1.81% and 1.89%, respectively.  The expense ratio, which excludes gain/loss on securities sales and early prepayment of debt, decreased because of higher average assets during the year ended December 31, 2016 compared to the year ended December 31, 2015 which were able to absorb the higher expenses.

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

The following table presents, as of December 31, 2017, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit (1)	$54,189	$46,460	$6,027	$390	$107,066
FHLB advances	4,500	16,704	-	-	21,204
Short-term borrowings	18,502	-	-	-	18,502
Operating leases	261	584	596	5,881	7,322
Commitments:
Letters of credit	4,103	25	-	360	4,488
Loan commitments (2)	13,236	-	-	-	13,236
Total	$94,791	$63,773	$6,623	$6,631	$171,818
(1)	Includes certificates in the CDARS program.
(2)

Available credit to borrowers in the amount of $123.2 million is excluded from the above table since, by its nature, the borrowers may not have the  need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain a minimum ratios for capital adequacy purposes. Refer to the information with respect to capital requirements contained in Note 15, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year ended December 31, 2017, total shareholders' equity increased $6.8 million, or 8%, due principally from the $8.7 million in net income added into retained earnings.  Capital was further enhanced by the $0.1 million, after tax improvement in the net unrealized gain position in the Company’s investment portfolio, $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP), $0.3 million from stock-based compensation expense from the ESPP and unvested restricted stock, $0.3 million from issuance of stock through the dividend reinvestment program and $0.4 million from the exercise of stock options.  These items were partially offset by $3.3 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 37.7% for the year ended December 31, 2017.  The balance of earnings is retained to further strengthen the Company’s capital position.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained		DRP	Changes in
	Net	dividends	earnings	Earnings	and ESPP	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	other changes	retained
2017	$8,716	$(3,285)	$(308)	$5,123	$457	$1,172	$6,752
2016	7,693	(3,061)	-	4,632	111	(463)	4,280
2015	7,103	(2,844)	-	4,259	102	(229)	4,132
2014	6,352	(2,667)	-	3,685	763	1,711	6,159
2013	7,122	(2,602)	-	4,520	1,479	1,115	7,114

As of December 31, 2017, the Company reported a net unrealized gain position of $1.8 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.4 million as of December 31, 2016.  The improvement during 2017 was primarily from a $0.3 million adjustment to re-measure the deferred tax liability for unrealized gains in the portfolio due to the lower tax rate from the Tax Act.  Higher net unrealized gains on municipal and equity securities were partially offset by more net unrealized losses on mortgage-backed securities. At the end of 2017, the Company sold six agency securities at a loss of $0.1 million, net of tax, which also contributed to the improvement in the Company’s net unrealized gain position.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2017, the Company utilized both methods of fulfilling the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

See the section entitled “Supervision and Regulation”, below for a discussion on regulatory capital changes and other recent enactments, including a summary of the federal banking agencies final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of December 31, 2017, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31,  2017, the Company used $10.0 million of cash.  During the period, the Company’s operations provided approximately $13.9 million mostly from $28.6 million of net cash inflow from the components of net interest income and $4.7 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $15.9 million, $2.7 million in estimated tax payments and a $2.0 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, deposits, borrowings and the acquisition of a bank branch were used to purchase investment securities and replace maturing and cash runoff of securities, purchase bank owned life insurance, fund the loan portfolio and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

As of December 31, 2017, the Company maintained $15.8 million in cash and cash equivalents and $159.6 million of investments AFS and loans HFS.  Also as of December 31, 2017, the Company had approximately $206.9 million available to borrow from the FHLB, $21.0 million from correspondent banks, $66.9 million from the FRB and $43.2 million from the CDARS program.  The combined total of $513.4 million represented 59% of total assets at December 31, 2017.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.    At December 31, 2017, the Company maintained a one-year cumulative gap of positive (asset sensitive) $54.3 million, or 6%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2017:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$1,702	$-	$-	$14,123	$15,825
Investment securities (1)(2)	5,299	18,860	49,501	86,557	160,217
Loans and leases(2)	189,527	113,848	178,912	148,661	630,948
Fixed and other assets	-	20,017	-	36,630	56,647
Total assets	$196,528	$152,725	$228,413	$285,971	$863,637
Total cumulative assets	$196,528	$349,253	$577,666	$863,637

Non-interest-bearing transaction deposits (3)	$-	$17,881	$49,088	$111,662	$178,631
Interest-bearing transaction deposits (3)	175,623	24,229	165,741	78,856	444,449
Certificates of deposit	11,547	42,642	46,460	6,417	107,066
Repurchase agreements	11,047	-	-	-	11,047
Short-term borrowings	7,455	-	-	-	7,455
FHLB advances	2,500	2,000	16,704	-	21,204
Other liabilities	-	-	-	6,402	6,402
Total liabilities	$208,172	$86,752	$277,993	$203,337	$776,254
Total cumulative liabilities	$208,172	$294,924	$572,917	$776,254

Interest sensitivity gap	$(11,644)	$65,973	$(49,580)	$82,634
Cumulative gap	$(11,644)	$54,329	$4,749	$87,383

Cumulative gap to total assets	-1.3%	6.3%	0.5%	10.1%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2017 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2017 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	3.5%	(7.5)%
Net income	9.1	(18.1)
Economic value at risk:
Economic value of equity	(0.1)	(30.5)
Economic value of equity as a percent of total assets	(0.0)	(4.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2017, the Company’s risk-based capital ratio was 14.90%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2018, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$30,598	$1,046	3.5%
+100 basis points	30,120	568	1.9
Flat rate	29,552	-	-
-100 basis points	28,145	(1,407)	(4.8)
-200 basis points	27,336	(2,216)	(7.5)

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other changes, the Tax Act reduces the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018.  The Company anticipates that this tax rate change should reduce its federal income tax liability in future years beginning with 2018.  However, the Company did recognize certain effects of the tax law changes in 2017.  U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Company revalued its net deferred tax liabilities in the fourth quarter of 2017 resulting in a $1.1 million addition to earnings in 2017.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations.  Though the national economy is improving, the local operating environment continues to be challenging and is expected to be challenging for the near term time horizon and lags national economic trends.  Uncertainty surrounding deposit costs in 2018 is the Company’s greatest interest rate risk.  A consensus of top analysts predicts that the economy will continue to grow at an above-trend pace over 2018 with the output gap now closed and the economy already at full employment.  Tax reform is expected to have a moderate positive impact on economic growth.  The Federal Reserve is predicted to continue its normalization of interest rates.  The Federal Open Market Committee (FOMC) is forecast to enact three 25-basis-point increases in 2018.  Jobs declined in December 2017 from a year earlier in the Scranton/Wilkes-Barre metropolitan statistical area while jobs in the state rose during the same time period.  The percentage of delinquent mortgages in the Scranton Metro market is above the national average at 2.1%.  We believe market conditions are slowly improving but we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Fidelity D & D Bancorp, Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Blue Bell, Pennsylvania

March 15, 2018

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2017	2016
Assets:
Cash and due from banks	$14,143	$12,856
Interest-bearing deposits with financial institutions	1,682	12,987
Total cash and cash equivalents	15,825	25,843
Available-for-sale securities	157,385	130,037
Federal Home Loan Bank stock	2,832	2,606
Loans and leases, net (allowance for loan losses of
$9,193 in 2017; $9,364 in 2016)	628,767	588,130
Loans held-for-sale (fair value $2,221 in 2017, $2,907 in 2016)	2,181	2,854
Foreclosed assets held-for-sale	973	1,306
Bank premises and equipment, net	16,576	17,164
Cash surrender value of bank owned life insurance	20,017	11,435
Accrued interest receivable	2,786	2,246
Goodwill	209	-
Other assets	16,086	11,323
Total assets	$863,637	$792,944
Liabilities:
Deposits:
Interest-bearing	$551,515	$492,306
Non-interest-bearing	178,631	211,153
Total deposits	730,146	703,459
Accrued interest payable and other liabilities	6,402	4,631
Short-term borrowings	18,502	4,223
FHLB advances	21,204	-
Total liabilities	776,254	712,313
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,734,478 in 2017; and 2,453,805 in 2016)	28,361	27,155
Retained earnings	57,218	52,095
Accumulated other comprehensive income	1,804	1,381
Total shareholders' equity	87,383	80,631
Total liabilities and shareholders' equity	$863,637	$792,944

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years ended December 31,
(dollars in thousands except per share data)	2017	2016	2015
Interest income:
Loans and leases:
Taxable	$26,035	$23,609	$22,710
Nontaxable	860	753	654
Interest-bearing deposits with financial institutions	48	67	26
Restricted regulatory securities	135	54	123
Investment securities:
U.S. government agency and corporations	2,515	1,709	1,180
States and political subdivisions (nontaxable)	1,449	1,282	1,301
Other securities	22	21	20
Total interest income	31,064	27,495	26,014
Interest expense:
Deposits	2,750	2,309	2,236
Securities sold under repurchase agreements	21	20	18
Other short-term borrowings and other	205	29	20
FHLB advances	247	-	255
Total interest expense	3,223	2,358	2,529
Net interest income	27,841	25,137	23,485
Provision for loan losses	1,450	1,025	1,075
Net interest income after provision for loan losses	26,391	24,112	22,410
Other income:
Service charges on deposit accounts	2,227	2,139	1,756
Interchange fees	1,756	1,551	1,375
Fees from trust fiduciary activities	1,040	721	739
Fees from financial services	596	586	504
Service charges on loans	728	859	809
Fees and other revenue	872	783	764
Earnings on bank-owned life insurance	581	353	342
Gain (loss) on sale or disposal of:
Loans	878	1,009	1,191
Investment securities	(147)	9	80
Premises and equipment	(164)	(5)	(27)
Total other income	8,367	8,005	7,533
Other expenses:
Salaries and employee benefits	13,072	11,594	10,476
Premises and equipment	3,838	3,543	3,590
Advertising and marketing	1,859	1,223	1,482
Professional services	1,863	1,561	1,631
Data processing and communication	1,233	981	582
Automated transaction processing	735	607	615
Office supplies and postage	460	472	434
FDIC assessment	267	351	397
PA shares tax	262	320	148
Loan collection	224	194	160
Other real estate owned	200	207	205
FHLB prepayment fee	-	-	570
Other	823	602	732
Total other expenses	24,836	21,655	21,022
Income before income taxes	9,922	10,462	8,921
Provision for income taxes	1,206	2,769	1,818
Net income	$8,716	$7,693	$7,103
Per share data (1):
Net income - basic	$2.35	$2.09	$1.94
Net income - diluted	$2.33	$2.09	$1.94
Dividends	$0.88	$0.83	$0.77

See notes to consolidated financial statements

(1)

On August 15, 2017, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend. Per share data for the years ended December 31, 2016 and 2015 has been restated for the effects thereof.

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2017	2016	2015

Net income	$8,716	$7,693	$7,103

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale securities	44	(1,213)	(761)
Reclassification adjustment for net losses (gains) realized in income	147	(9)	(80)
Net unrealized gain (loss)	191	(1,222)	(841)
Tax effect	(65)	415	286
Unrealized gain (loss), net of tax	126	(807)	(555)
Other comprehensive income (loss), net of tax	126	(807)	(555)
Total comprehensive income, net of tax	$8,842	$6,886	$6,548

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2017, 2016 and 2015
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income	Total
Balance, December 31, 2014	2,427,767	$26,272	$43,204	$2,743	$72,219
Net income			7,103		7,103
Other comprehensive loss				(555)	(555)
Issuance of common stock through Employee Stock Purchase Plan	4,358	102			102
Issuance of common stock from vested restricted share grants through stock compensation plans	7,780
Issuance of common stock through exercise of stock options	3,500	101			101
Stock-based compensation expense		225			225
Cash dividends declared			(2,844)		(2,844)
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			7,693		7,693
Other comprehensive loss				(807)	(807)
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		330			330
Cash dividends declared			(3,061)		(3,061)
Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			8,716		8,716
Other comprehensive income				126	126
Effect of adopting ASU 2018-02			(297)	297	-
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	7,744	331			331
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	16,000	416			416
Stock-based compensation expense		333			333
Issuance of common stock from stock split	1,243,187
Cash in lieu of fractional shares paid due to the stock split			(11)		(11)
Cash dividends declared			(3,285)		(3,285)
Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2017	2016	2015

Cash flows from operating activities:
Net income	$8,716	$7,693	$7,103
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,113	3,301	3,566
Provision for loan losses	1,450	1,025	1,075
Deferred income tax (benefit) expense	(666)	1,248	1,645
Stock-based compensation expense	550	519	225
Excess tax benefit from exercise of stock options	96	-	-
Proceeds from sale of loans held-for-sale	43,350	51,656	48,356
Originations of loans held-for-sale	(38,624)	(46,670)	(46,131)
Earnings from bank-owned life insurance	(581)	(353)	(342)
Net gain from sales of loans	(878)	(1,009)	(1,191)
Net loss (gain) from sales of investment securities	147	(9)	(80)
Net loss from sale and write-down of foreclosed assets held-for-sale	79	70	45
Net loss from disposal of equipment	164	5	27
Change in:
Accrued interest receivable	(536)	(36)	(124)
Other assets	(3,989)	(1,895)	776
Accrued interest payable and other liabilities	1,496	314	775
Net cash provided by operating activities	13,887	15,859	15,725

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	5,970	2,884	15,431
Proceeds from maturities, calls and principal pay-downs	20,578	20,378	20,233
Purchases	(55,016)	(30,654)	(65,421)
Increase in FHLB stock	(226)	(486)	(814)
Net increase in loans and leases	(44,584)	(49,579)	(43,885)
Purchase of life insurance policies	(8,000)	-	-
Acquisition of bank premises and equipment	(921)	(1,476)	(1,596)
Net cash acquired in acquisition of bank branch	11,817	-	-
Proceeds from sale of bank premises and equipment	6	1	52
Proceeds from sale of foreclosed assets held-for-sale	534	771	1,376
Net cash used in investing activities	(69,842)	(58,161)	(74,624)

Cash flows from financing activities:
Net increase in deposits	12,878	82,784	33,731
Net increase (decrease) in short-term borrowings	14,278	(23,980)	24,235
Proceeds from issuance of FHLB advances	25,704	-	-
Repayment of FHLB advances	(4,500)	-	(10,000)
Proceeds from employee stock purchase plan participants	126	111	102
Exercise of stock options	416	14	101
Dividends paid, net of dividends reinvested	(2,954)	(3,061)	(2,844)
Cash paid in lieu of fractional shares	(11)	-	-
Net cash provided by financing activities	45,937	55,868	45,325
Net (decrease) increase in cash and cash equivalents	(10,018)	13,566	(13,574)
Cash and cash equivalents, beginning	25,843	12,277	25,851

Cash and cash equivalents, ending	$15,825	$25,843	$12,277

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,058	$2,366	$2,491
Income tax	2,700	800	400
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	191	(1,222)	(841)
Transfers from loans to foreclosed assets held-for-sale	280	1,132	620
Transfers from loans to loans held-for-sale	3,821	6,037	2,056

Acquisition of West Scranton Branch from Wayne Bank	March 17, 2017
Non-cash assets acquired:
Loans	$1,574
Bank premises and equipment	264
Goodwill	209
Accrued interest receivable and other assets	4
Total non-cash assets acquired	$2,051
Liabilities assumed:
Deposits	$13,809
Accrued interest payable and other liabilities	59
Total liabilities assumed	$13,868

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the determination and the amount of impairment in the securities portfolios, and the related realization of the deferred tax assets related to the allowance for loan losses, other-than-temporary impairment on and valuations of investment securities.

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  The Company did not have any held-to-maturity securities at December 31, 2017 or 2016.

TRADING SECURITIES

Debt and equity securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2017 or 2016.

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

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards.  Regardless of the type of concession, when modifying a loan, forgiveness of principal is rarely granted.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan.  The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing.  Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company.  Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in gains or losses on sales of loans.  The fair value of these derivative instruments was not significant at December 31, 2017 and 2016.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses.  The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment.  Management applies two primary components during the estimation process to determine proper allowance levels; a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio.  Delinquencies, changes in lending policies and local economic conditions are some of the items used for the qualitative factor adjustments.  Loans considered uncollectible are charged against the allowance.  Recoveries on loans previously charged off are added to the allowance.

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

Commercial real estate loans (CRE):  Commercial real estate loans are made to finance the purchase of real estate, refinance existing obligations and/or to provide capital.  These commercial real estate loans are generally secured by first lien security interests in the real estate as well as assignment of leases and rents.  The real estate may include apartments, hotels, retail stores or plazas and healthcare facilities whether they are owner or non-owner occupied.  These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

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

BANK OWNED LIFE INSURANCE

The Company maintains bank owned life insurance (BOLI) for a selected group of employees, namely its officers where the Company is the owner and sole beneficiary of the policies.  The earnings from the BOLI are recognized as a component of other income in the consolidated statements of income.  The BOLI is an asset that can be liquidated, if necessary, with tax consequences.  However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in the cash surrender value.

EMPLOYEE BENEFITS

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

FORECLOSED ASSETS HELD-FOR-SALE

Foreclosed assets held-for-sale are carried at the lower of cost or fair value less cost to sell.  Foreclosed assets held-for-sale is primarily other real estate owned, but also includes other repossessed assets.  Losses from the acquisition of property in full and partial satisfaction of debt are treated as credit losses.  Routine holding costs, gains and losses from sales, write-downs for subsequent declines in value and any rental income received are recognized net, as a component of other real estate owned expense in the consolidated statements of income.  Gains or losses are recorded when the properties are sold.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including bank premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense.

GOODWILL

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date.  Goodwill is recorded at its net carrying value which represents estimated fair value.  The goodwill is deductible for tax purposes over a 15 year period.

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred.  Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value.  A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill.  In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company.    If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed.  If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test.  During 2017, the Company determined it is not more likely than not that the carrying value exceeds its carrying value therefore no quantitative analysis was necessary.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  For tax positions not meeting the more likely than not threshold, no tax benefit is recorded.  Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2017, 2016 or 2015, respectively.

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

RECLASSIFICATION ADJUSTMENTS

Certain reclassifications have been made to the 2015 and 2016 financial statements to conform to the 2017 presentation with no impact on total equity or net income.

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2017 and 2016 were $1.4 million and $1.3 million, respectively.

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

As of and for the year ended December 31, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,381	$1,381

Other comprehensive income before reclassifications, net of tax	29	29
Amounts reclassified from accumulated other comprehensive income, net of tax	97	97
Effect of adopting ASU 2018-02*	297	297
Net current-period other comprehensive income	423	423
Ending balance	$1,804	$1,804

*The Company elected to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act at the end of 2017 according to ASU 2018-02.  These stranded tax effects were related to the adjustment made to retained earnings at the end of 2017 to re-measure the deferred tax liability for unrealized gains on available for sale securities at the new tax rate effective January 1, 2018.

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

As of and for the year ended December 31, 2015
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$2,743	$2,743

Other comprehensive loss before reclassifications, net of tax	(502)	(502)
Amounts reclassified from accumulated other comprehensive income, net of tax	(53)	(53)
Net current-period other comprehensive loss	(555)	(555)
Ending balance	$2,188	$2,188

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	Years ended December 31,
	2017	2016	2015

Unrealized (losses) gains on AFS securities	$(147)	$9	$80	(Loss) gain on sale of investment securities
Income tax effect	50	(3)	(27)	Provision for income taxes
Total reclassifications for the period	$(97)	$6	$53	Net income

4.INVESTMENT SECURITIES

Agency – Government-sponsored enterprise (GSE) and MBS - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- to long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB) and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed and adjustable, have varying short to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2017
Available-for-sale securities:
Agency - GSE	$9,120	$3	$(24)	$9,099
Obligations of states and political subdivisions	42,300	2,036	(30)	44,306
MBS - GSE residential	103,386	519	(753)	103,152

Total debt securities	154,806	2,558	(807)	156,557

Equity securities - financial services	294	534	-	828

Total available-for-sale securities	$155,100	$3,092	$(807)	$157,385

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2016
Available-for-sale securities:
Agency - GSE	$18,362	$58	$(144)	$18,276
Obligations of states and political subdivisions	38,648	1,803	(260)	40,191
MBS - GSE residential	70,639	851	(553)	70,937

Total debt securities	127,649	2,712	(957)	129,404

Equity securities - financial services	294	339	-	633

Total available-for-sale securities	$127,943	$3,051	$(957)	$130,037

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, repurchase agreements, other short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2017 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$5,006	$4,997
Due after one year through five years	4,943	5,023
Due after five years through ten years	2,549	2,611
Due after ten years	38,922	40,774

MBS - GSE residential	103,386	103,152

Total available-for-sale debt securities	$154,806	$156,557

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2017	2016	2015

Gross realized gain	$-	$16	$137
Gross realized loss	(147)	(7)	(57)
Net gain	$(147)	$9	$80

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2017
Agency - GSE	$6,020	$(14)	$1,008	$(10)	$7,028	$(24)
Obligations of states and political subdivisions	425	(1)	2,109	(29)	2,534	(30)
MBS - GSE residential	61,349	(437)	15,309	(316)	76,658	(753)
Total	$67,794	$(452)	$18,426	$(355)	$86,220	$(807)
Number of securities	45		14		59

December 31, 2016
Agency - GSE	$6,032	$(144)	$-	$-	$6,032	$(144)
Obligations of states and political subdivisions	8,690	(260)	-	-	8,690	(260)
MBS - GSE residential	41,111	(553)	-	-	41,111	(553)
Total	$55,833	$(957)	$-	$-	$55,833	$(957)
Number of securities	48		-		48

The Company had fifty-nine securities in an unrealized loss position at December 31, 2017, including seven agency securities, forty-seven mortgage-backed securities and five municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2017: 0.34% for agencies; 0.97% for total MBS-GSE; and 1.16% for municipals.  Of these securities, one agency security, nine mortgage-backed securities and four municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities are the result of interest rate movement and management believes they are temporary in nature.

Management believes the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid conditions in the debt market and is not directly related to credit quality.  Quarterly, management conducts a formal review of investment securities for the presence of OTTI.  The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date.  Under those circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.  The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit-related OTTI is based on other factors affecting market value, including illiquidity.

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

For all security types, as of December 31, 2017, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that more likely than not would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2017 and 2016 are summarized as follows:

(dollars in thousands)	2017	2016

Commercial and industrial	$113,601	$98,477
Commercial real estate:
Non-owner occupied	92,851	87,220
Owner occupied	109,383	113,104
Construction	6,228	3,987
Consumer:
Home equity installment	27,317	28,466
Home equity line of credit	53,273	51,609
Auto loans and leases	83,510	56,841
Other	5,604	13,301
Residential:
Real estate	136,901	134,475
Construction	9,931	10,496
Total	638,599	597,976
Less:
Allowance for loan losses	(9,193)	(9,364)
Unearned lease revenue	(639)	(482)

Loans and leases, net	$628,767	$588,130

Net deferred loan costs of $2.1 million and $1.8 million have been included in the carrying values of loans at December 31, 2017 and 2016, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.  The residual value of leases is fully guaranteed by the dealership.  Residual values, a component of other assets on the balance sheet, amounted to $9.4 million and $7.4 million at December 31, 2017 and 2016, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to

$299.3 million as of December 31, 2017 and $285.2 million as of December 31, 2016.  Mortgage servicing rights amounted to $1.3 million both as of December 31, 2017 and 2016, respectively.

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

Non-accrual loans

The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  C&I and CRE loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. The Company considers all non-accrual loans to be impaired loans.

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2017	2016

Commercial and industrial	$36	$11
Commercial real estate:
Non-owner occupied	649	1,407
Owner occupied	942	3,078
Construction	161	193
Consumer:
Home equity installment	15	31
Home equity line of credit	559	737
Auto loans and leases	5	25
Other	-	6
Residential:
Real estate	1,074	1,882
Total	$3,441	$7,370

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted.  C&I loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.  CRE loans modified in a TDR can involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Commercial real estate construction loans modified in a TDR may also involve extending the interest-only payment period.  Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for an extended period of time.  After the lowered monthly payment period ends, the borrower would revert back to paying principal and interest pursuant to the original terms with the maturity date adjusted accordingly.  Consumer loan modifications are typically not granted and therefore standard modification terms do not exist for loans of this type.

Of the TDRs outstanding as of December 31, 2017 and 2016, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2017			December 31, 2016

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	1	$118	$7	-	$-	$-
Commercial real estate - owner occupied	5	924	332	-	-	-
Consumer home equity line of credit	-	-	-	1	650	167
Residential real estate	-	-	-	1	881	177
Total	6	$1,042	$339	2	$1,531	$344

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

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended:
(dollars in thousands)	December 31, 2017		December 31, 2016

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Consumer home equity line of credit	-	$-	1	$650

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of December 31, 2017 and 2016, respectively, the allowance for impaired loans that have been modified in a TDR was $0.4 million and $0.7 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2017	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$286	$-	$36	$322	$113,279	$113,601		$-
Commercial real estate:
Non-owner occupied	51	1,018	649	1,718	91,133	92,851		-
Owner occupied	52	85	942	1,079	108,304	109,383		-
Construction	-	-	161	161	6,067	6,228		-
Consumer:
Home equity installment	130	30	15	175	27,142	27,317		-
Home equity line of credit	276	-	559	835	52,438	53,273		-
Auto loans and leases	449	85	11	545	82,326	82,871	(2)	6
Other	42	-	-	42	5,562	5,604		-
Residential:
Real estate	38	351	1,074	1,463	135,438	136,901		-
Construction	-	-	-	-	9,931	9,931		-
Total	$1,324	$1,569	$3,447	$6,340	$631,620	$637,960		$6

(1) Includes $3.4 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.6 million. (3) Includes net deferred loan costs of $2.1 million.

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

At December 31, 2017, impaired loans consisted of accruing TDRs of $1.9 million, $3.4 million in non-accrual loans and $1.6 million in accruing impaired loans.  At December 31, 2016, impaired loans consisted of accruing TDRs of $1.8 million, $7.4 million in non-accrual loans and $2.2 million in accruing impaired loans.  As of December 31, 2017, the non-accrual loans included three TDRs to three unrelated borrowers totaling $1.6 million compared with two TDRs totaling $1.5 million as of December 31, 2016.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2017
Commercial and industrial	$281	$225	$24	$249	$196
Commercial real estate:
Non-owner occupied	2,426	1,975	363	2,338	488
Owner occupied	2,742	1,768	725	2,493	433
Construction	384	-	161	161	-
Consumer:
Home equity installment	48	-	15	15	-
Home equity line of credit	878	32	527	559	25
Auto loans and leases	13	-	5	5	-
Other	-	-	-	-	-
Residential:
Real estate	1,350	131	943	1,074	37
Construction	-	-	-	-	-
Total	$8,122	$4,131	$2,763	$6,894	$1,179

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2016
Commercial and industrial	$235	$206	$29	$235	$193
Commercial real estate:
Non-owner occupied	3,346	2,611	405	3,016	993
Owner occupied	5,363	4,351	876	5,227	1,389
Construction	416	-	193	193	-
Consumer:
Home equity installment	64	-	31	31	-
Home equity line of credit	778	650	87	737	167
Auto	25	25	-	25	3
Other	6	6	-	6	1
Residential:
Real estate	1,949	1,466	416	1,882	315
Construction	-	-	-	-	-
Total	$12,182	$9,315	$2,037	$11,352	$3,061

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

	December 31, 2017			December 31, 2016
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$231	$10	$-	$434	$51	$-
Commercial real estate:
Non-owner occupied	2,907	140	-	4,230	176	-
Owner occupied	3,832	245	-	3,088	129	-
Construction	176	-	-	209	-	-
Consumer:
Home equity installment	15	-	-	78	3	-
Home equity line of credit	682	5	-	816	28	-
Auto	15	4	-	30	-	-
Other	2	1	-	6	-	-
Residential:
Real estate	1,473	77	-	628	15	-
Construction	-	-	-	-	-	-
Total	$9,333	$482	$-	$9,519	$402	$-

The average recorded investment for the year ended December 31, 2015 was $7.6 million.  There was also interest income recognized of $198 thousand and cash basis interest income recognized of $1 thousand.

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

The following table presents loans including $2.1 million and $1.8 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2017 and 2016, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2017
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$112,398	$509	$694	$-	$113,601
Commercial real estate - non-owner occupied	84,892	998	6,961	-	92,851
Commercial real estate - owner occupied	103,426	2,479	3,478	-	109,383
Commercial real estate - construction	6,067	-	161	-	6,228
Total commercial	$306,783	$3,986	$11,294	$-	$322,063

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2017
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$27,302	$15	$27,317
Home equity line of credit	52,714	559	53,273
Auto loans and leases (1)	82,860	11	82,871
Other	5,604	-	5,604
Total consumer	$168,480	$585	$169,065
Residential
Real estate	$135,827	$1,074	$136,901
Construction	9,931	-	9,931
Total residential	$145,758	$1,074	$146,832
Total consumer & residential	$314,238	$1,659	$315,897

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

 (2) Net of unearned lease revenue of $0.5 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(143)	(635)	(658)		(309)	-	(1,745)
Recoveries	10	47	67		-	-	124
Provision	432	(58)	820		295	(39)	1,450
Ending balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Ending balance: individually evaluated for impairment	$196	$921	$25		$37	$-	$1,179
Ending balance: collectively evaluated for impairment	$1,178	$3,139	$2,038		$1,571	$88	$8,014
Loans Receivables:
Ending balance (2)	$113,601	$208,462	$169,065	(1)	$146,832	$-	$637,960
Ending balance: individually evaluated for impairment	$249	$4,992	$579		$1,074	$-	$6,894
Ending balance: collectively evaluated for impairment	$113,352	$203,470	$168,486		$145,758	$-	$631,066

 (1) Net of unearned lease revenue of $0.6 million.  (2) Includes $2.1 million of net deferred loan costs.

As of and for the year ended December 31, 2016
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533		$1,407	$237	$9,527
Charge-offs	(224)	(592)	(504)		(60)	-	(1,380)
Recoveries	55	37	100		-	-	192
Provision	(92)	247	705		275	(110)	1,025
Ending balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Ending balance: individually evaluated for impairment	$193	$2,382	$171		$315	$-	$3,061
Ending balance: collectively evaluated for impairment	$882	$2,324	$1,663		$1,307	$127	$6,303
Loans Receivables:
Ending balance (2)	$98,477	$204,311	$149,735	(1)	$144,971	$-	$597,494
Ending balance: individually evaluated for impairment	$235	$8,436	$799		$1,882	$-	$11,352
Ending balance: collectively evaluated for impairment	$98,242	$195,875	$148,936		$143,089	$-	$586,142

 (1) Net of unearned lease revenue of $0.5 million.  (2) Includes $1.8 million of net deferred loan costs.

As of and for the year ended December 31, 2015
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,052	$4,672	$1,519	$1,316	$614	$9,173
Charge-offs	(25)	(432)	(437)	(15)	-	(909)
Recoveries	47	18	95	28	-	188
Provision	262	756	356	78	(377)	1,075
Ending balance	$1,336	$5,014	$1,533	$1,407	$237	$9,527

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2017	2016

Land	$2,865	$2,865
Bank premises	13,981	13,703
Furniture, fixtures and equipment	10,413	10,257
Leasehold improvements	5,187	5,996

Total	32,446	32,821

Less accumulated depreciation and amortization	(15,870)	(15,657)

Bank premises and equipment, net	$16,576	$17,164

Depreciation expense, which includes amortization of leasehold improvements, was $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015.    The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

In 2017, the Company leased its Green Ridge, Pittston, Peckville, and Clarks Summit branches under the terms of operating leases.  During the first quarter of 2017, the Company assumed the trust accounts of Gratz Bank and in conjunction took over the lease of their trust department office in Minersville, PA.  During the third quarter of 2016, the Company entered into a lease agreement for a new branch in Dallas and lease payments will begin when the branch opens for business, which is expected to occur during the third quarter of 2018.  Rental expense was $0.4 million, $0.3 million and $0.3 million in 2017,  2016 and 2015.  The future minimum lease payments for the Company’s branch network and trust office as of December 31, 2017 are as follows:

(dollars in thousands)	Amount

2018	$261
2019	293
2020	291
2021	296
2022	300
2023 and thereafter	5,881

Total	$7,322

The Eynon branch closed during the first quarter of 2016 and the Company agreed to pay off the lease early during the fourth quarter of 2017.

During the first quarter of 2014, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status.  The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises.  Currently the building has a tenant under a lease agreement expiring in 2021, but the Company expects to use the property for future facility expansion.

 7.DEPOSITS

The scheduled maturities of certificates of deposit including certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) program as of December 31, 2017 were as follows:

(dollars in thousands)	Amount	Percent
2018	$54,189	50.6%
2019	31,449	29.4
2020	15,011	14.0
2021	3,135	2.9
2022	2,892	2.7
2023 and thereafter	390	0.4

Total	$107,066	100.0%

Including $1.1 million and $1.1 million of CDARS deposits, certificates of deposit of $100,000 or more aggregated $58.1 million and $47.4 million as of December 31, 2017 and 2016, respectively.  Including CDARS, certificates of deposit of $250,000 or more aggregated $30.9 million and $25.7 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017, investment securities with a combined fair value of $156.6 million and letters of credit with a notional value of $0.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $121.1 million of the qualifying collateral to secure such deposits as of December 31, 2017 and the balance of $35.7 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2017	2016

Overnight borrowings	$7,455	$-
Securities sold under repurchase agreements	11,047	4,223
Total	$18,502	$4,223

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2017
Overnight borrowings	$46,737	$18,399	1.09%	1.56%
Repurchase agreements	17,179	10,274	0.20	0.18

Total	$63,916	$28,673

December 31, 2016
Overnight borrowings	$17,862	$2,805	0.65%	-%
Repurchase agreements	18,765	10,239	0.19	0.13

Total	$36,627	$13,044

December 31, 2015
Overnight borrowings	$27,236	$4,823	0.39%	0.48%
Repurchase agreements	20,684	10,268	0.17	0.15
Total	$47,920	$15,091

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).  Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $12.2 million and $10.1 million at December 31, 2017 and 2016, respectively. The Company may be required to provide additional collateral based on the balance of the repurchase agreement and the fair value of the underlying securities.

At December 31, 2017, the Company had approximately $206.9 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $66.9 million that it could borrow at the FRB.

9.FHLB ADVANCES

During the first quarter of 2017, the Company utilized $17.0 million in borrowings with the FHLB to purchase securities expected to produce a suitable after-tax return.    During the second quarter of 2017, the Company borrowed another $6.7 million from the FHLB to fund loan growth and replace seasonal deposits.  During the third quarter of 2017, $2.0 million matured and was rolled into a new $2.0 million advance from the FHLB.  During the fourth quarter of 2017, a $2.5 million FHLB advance matured and was paid off.

The maturity and weighted-average interest rate of FHLB advances as of the periods indicated is as follows:

	As of December 31,
	2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate

2018	$4,500	1.19%	$-	-%
2019	16,704	1.38	-	-
Total	$21,204	1.34%	$-	-%

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

At the 2012 annual shareholders’ meeting, the Company’s shareholders approved and the Company adopted the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans).  The 2012 stock incentive plans replaced both the expired 2000 Independent Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the 2000 stock incentive plans).  Unless terminated by the Company’s board of directors, the 2012 stock incentive plans will expire on and no stock-based awards shall be granted after the year 2022.

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2017, 2016 and 2015 under the 2012 stock incentive plans:

	2017			2016			2015
			Weighted-			Weighted-			Weighted-
			average			average			average
	Shares		grant date	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value	granted		fair value

Director plan	8,400	(2)	$26.17	8,400	(1)	$21.60	4,800	(1)	$21.50
Omnibus plan	4,749	(3)	23.93	4,734	(3)	19.48	4,950	(4)	21.50
Omnibus plan	75	(1)	26.17	75	(1)	21.00	75	(1)	21.67
Omnibus plan	-		-	-		-	2,100	(4)	22.83
Total	13,224		$25.36	13,209		$20.84	11,925		$21.73

 (1) Vest after 1 year  (2) Vest after 2 years –50% each year  (3) Vest after 3 years – 33% each year    (4) Vest after 4 years – 25% each year

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2014	9,000	8,805	17,805	$15.47
Granted	4,800	7,125	11,925	21.73
Vested	(9,000)	(2,668)	(11,668)	15.39
Non-vested balance at December 31, 2015	4,800	13,262	18,062	$19.67
Granted	8,400	4,809	13,209	20.84
Vested	(4,800)	(4,509)	(9,309)	19.79
Non-vested balance at December 31, 2016	8,400	13,562	21,962	$20.31
Granted	8,400	4,824	13,224	25.36
Vested	(8,400)	(6,082)	(14,482)	20.47
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2015	-	-	-
Granted	29,014	$3.48	10.0
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2016	29,014	$3.48	9.1
Granted	24,346	5.06	10.0
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2017	53,360	$4.20	8.5

Of the SSARs outstanding at December 31, 2017, 9,668 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2017, 2016 and 2015 and the unrecognized stock-based compensation expense as of December 31, 2017:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Stock-based compensation expense:
Director stock incentive plan	$116	$174	$107
Omnibus stock incentive plan	194	141	74
Employee stock purchase plan	23	15	44
Total stock-based compensation expense	$333	$330	$225

In addition, both during 2017 and 2016 the Company accrued $0.2 million in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.  The Company did not accrue stock-based compensation expense during 2015.

As of
(dollars in thousands)	December 31, 2017
Unrecognized stock-based compensation expense:
Director plan	$119
Omnibus plan	280
Total unrecognized stock-based compensation expense	$399

The unrecognized stock-based compensation expense as of December 31, 2017 will be recognized ratably over the periods ended January 2019 and January 2020 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2014	28,500	19.13	3.0
Granted	-	-
Exercised	(5,250)	19.27
Forfeited	-	-
Outstanding and exercisable, December 31, 2015	23,250	19.09	2.0
Granted	-	-
Exercised	(750)	18.50
Forfeited	-	-
Outstanding and exercisable, December 31, 2016	22,500	$19.12	1.0
Granted	-	-
Exercised	(21,750)	19.14
Forfeited	-	-
Outstanding and exercisable, December 31, 2017	750	$18.50	0.2

In the above table, the weighted-average exercise price includes options with exercise prices ranging from $17.37 to $19.27.

During 2017, there were 21,750 stock options exercised at a price of $19.14 per share.  The intrinsic value of these stock options was $79,715.  The tax deduction realized from the exercise of these options was $363,392 resulting in a tax benefit of $123,553.  During 2016, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585 and the tax deduction realized from the exercise of these options was $2,375 resulting in a tax benefit of $808.  The Company has not issued stock options since 2008.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of December 31, 2017, 69,701 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares; directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP.  As of December 31, 2017, there were 597,216 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2017 and 2016.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2017, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2017, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2017, 2016 and 2015 as  a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2016, 2015 or 2014.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The bill reduces the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018.  An adjustment of $1.1 million was made in December 2017 to re-measure the net deferred tax liability at the new tax rate.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$1,930	$3,184
Deferred interest from non-accrual assets	180	425
Other	471	336
Total	2,581	3,945

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(480)	(711)
Loan fees and costs	(1,023)	(1,525)
Automobile leasing	(2,298)	(3,263)
Depreciation	(263)	(368)
Mortgage loan servicing rights	(268)	(430)
Total	(4,332)	(6,297)
Deferred tax liability, net	$(1,751)	$(2,352)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015

Current	$1,872	$1,521	$173
Deferred	(666)	1,248	1,645
Total provision for income taxes	$1,206	$2,769	$1,818

The deferred tax liability at December 31, 2017 included a $1.1 million credit to the provision for income taxes for the effects of the Tax Cuts and Jobs Act.

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2017	2016	2015
Expected provision at the statutory rate	$3,373	$3,557	$3,033
Tax-exempt income	(845)	(742)	(715)
Bank owned life insurance	(198)	(120)	(116)
Nondeductible interest expense	19	14	14
Nondeductible other expenses and other, net	(59)	60	41
Tax credits	-	-	(439)
Tax rate change adjustment	(1,084)	-	-
Actual provision for income taxes	$1,206	$2,769	$1,818

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.4 million, $0.4 million and $0.4 million in 2017, 2016 and 2015.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,825	$15,825	$15,825	$-	$-
Available-for-sale securities	157,385	157,385	828	156,557	-
FHLB stock	2,832	2,832	-	2,832	-
Loans and leases, net	628,767	625,052	-	-	625,052
Loans held-for-sale	2,181	2,221	-	2,221	-
Accrued interest receivable	2,786	2,786	-	2,786	-
Financial liabilities:
Deposits with no stated maturities	623,080	623,080	-	623,080	-
Time deposits	107,066	105,758	-	105,758	-
Short-term borrowings	18,502	18,502	-	18,502	-
FHLB advances	21,204	21,066	-	21,066	-
Accrued interest payable	346	346	-	346	-

December 31, 2016
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$25,843	$25,843	$25,843	$-	$-
Available-for-sale securities	130,037	130,037	633	129,404	-
FHLB stock	2,606	2,606	-	2,606	-
Loans and leases, net	588,130	590,688	-	-	590,688
Loans held-for-sale	2,854	2,907	-	2,907	-
Accrued interest receivable	2,246	2,246	-	2,246	-
Financial liabilities:
Deposits with no stated maturities	610,706	610,706	-	610,706	-
Time deposits	92,753	91,969	-	91,969	-
Short-term borrowings	4,223	4,223	-	4,223	-
Accrued interest payable	181	181	-	181	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$9,099	$-	$9,099	$-
Obligations of states and political subdivisions	44,306	-	44,306	-
MBS - GSE residential	103,152	-	103,152	-
Equity securities - financial services	828	828	-	-
Total available-for-sale securities	$157,385	$828	$156,557	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,276	$-	$18,276	$-
Obligations of states and political subdivisions	40,191	-	40,191	-
MBS - GSE residential	70,937	-	70,937	-
Equity securities - financial services	633	633	-	-
Total available-for-sale securities	$130,037	$633	$129,404	$-

Equity securities in the AFS portfolio are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending December 31, 2017 and 2016, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2017 and 2016, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,952	$-	$-	$2,952
Other real estate owned	814	-	-	814
Total	$3,766	$-	$-	$3,766

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,254	$-	$-	$6,254
Other real estate owned	872	-	-	872
Total	$7,126	$-	$-	$7,126

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

At December 31, 2017 and 2016, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -15.95% to -51.55% and from -22.72% to -57.49% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -23.03% and -32.47% as of December 31, 2017 and December 31, 2016, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2017 and December 31, 2016, the discounts applied to the appraised values of ORE ranged from -17.95% to -99.00% and -21.74% to -99.00%, respectively.  As of December 31, 2017 and December 31, 2016, the weighted-average of discount to the appraisal values of ORE amounted to -35.30% and -32.38%, respectively.

As of December 31, 2017, the Company had no automobiles in other repossessed assets. As of December 31, 2016, the Company had one automobile in other repossessed assets with a balance of $8 thousand.  There were no adjustments to the carrying value of this automobile.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2017	2016
Off-balance sheet financial instruments:
Commitments to extend credit	$136,398	$128,543
Standby letters of credit	4,488	7,645

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

The following table summarizes outstanding financial letters of credit as of December 31, 2017:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$3,251	$25	$360	$3,636
Bank lines of credit	121	-	-	121
	3,372	25	360	3,757
Unsecured	731	-	-	731
Total	$4,103	$25	$360	$4,488

The Company has not incurred losses on its commitments in 2017, 2016 or 2015.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the years ended December 31, 2017, 2016 and 2015, there were 14,300,  2,969 and 4,264 potentially dilutive shares related to issued and unexercised stock options and SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 9,619,  8,114 and 6,873 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Years ended December 31,
	2017	2016	2015
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$8,716	$7,693	$7,103
Weighted-average common shares outstanding	3,711,490	3,679,507	3,658,687
Basic EPS	$2.35	$2.09	$1.94

Diluted EPS:
Net income available to common shareholders	$8,716	$7,693	$7,103
Weighted-average common shares outstanding	3,711,490	3,679,507	3,658,687
Potentially dilutive common shares	23,919	11,083	11,137
Weighted-average common and potentially dilutive shares outstanding	3,735,409	3,690,590	3,669,824
Diluted EPS	$2.33	$2.09	$1.94

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of December 31, 2017 and 2016, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated.  No amounts were deducted from capital for interest-rate risk in either 2017 or 2016.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2017:

Total capital (to risk-weighted assets)
Consolidated	$93,204	14.9%	≥	$50,028	8.0%	≥	$57,845	9.3%		N/A	N/A
Bank	$93,130	14.9%	≥	$50,122	8.0%	≥	$57,954	9.3%	≥	$62,653	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$28,141	4.5%	≥	$35,957	5.8%		N/A	N/A
Bank	$85,280	13.6%	≥	$28,194	4.5%	≥	$36,025	5.8%	≥	$40,724	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$37,521	6.0%	≥	$45,338	7.3%		N/A	N/A
Bank	$85,280	13.6%	≥	$37,592	6.0%	≥	$45,423	7.3%	≥	$50,122	8.0%

Tier I capital (to average assets)
Consolidated	$85,369	9.9%	≥	$34,471	4.0%	≥	$34,471	4.0%		N/A	N/A
Bank	$85,280	9.9%	≥	$34,483	4.0%	≥	$34,483	4.0%	≥	$43,103	5.0%

As of December 31, 2016:

Total capital (to risk-weighted assets)
Consolidated	$86,702	14.9%	≥	$46,550	8.0%	≥	$50,186	8.6%		N/A	N/A
Bank	$86,332	14.8%	≥	$46,538	8.0%	≥	$50,174	8.6%	≥	$58,172	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$26,184	4.5%	≥	$29,821	5.1%		N/A	N/A
Bank	$79,033	13.6%	≥	$26,178	4.5%	≥	$29,813	5.1%	≥	$37,812	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$79,250	13.6%	≥	$34,912	6.0%	≥	$38,549	6.6%		N/A	N/A
Bank	$79,033	13.6%	≥	$34,903	6.0%	≥	$38,539	6.6%	≥	$46,538	8.0%

Tier I capital (to average assets)
Consolidated	$79,250	10.3%	≥	$30,717	4.0%	≥	$30,717	4.0%		N/A	N/A
Bank	$79,033	10.3%	≥	$30,650	4.0%	≥	$30,650	4.0%	≥	$38,313	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies.  Accordingly, at December 31, 2017, approximately $76.7 million was available for dividend distribution from the Bank to the Company in 2018.

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

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Balance, beginning	$7,849	$6,983	$4,924
Additions	1,111	2,629	5,672
Collections	(2,463)	(1,763)	(3,613)

Balance, ending	$6,497	$7,849	$6,983

As of December 31, 2017, 2016 and 2015, deposits from executive officers, directors and associates of such persons approximated $14.3 million, $12.9 million and $12.9 million, respectively.

17.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2017
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$7,366	$7,854	$7,928	$7,916	$31,064
Interest expense	(688)	(787)	(882)	(866)	(3,223)

Net interest income	6,678	7,067	7,046	7,050	27,841
Provision for loan losses	(325)	(225)	(375)	(525)	(1,450)
Loss on sale of investment securities	-	-	-	(147)	(147)
Other income	2,105	2,131	2,248	2,029	8,513
Other expenses	(5,797)	(6,051)	(6,035)	(6,953)	(24,836)
Income before taxes	2,661	2,922	2,884	1,455	9,922
(Provision) credit for income taxes	(681)	(739)	(658)	872	(1,206)
Net income	$1,980	$2,183	$2,226	$2,327	$8,716
Net income per share - basic	$0.53	$0.59	$0.60	$0.63	$2.35
Net income per share - diluted	$0.53	$0.59	$0.60	$0.61	$2.33

	2016
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,736	$6,715	$7,006	$7,038	$27,495
Interest expense	(598)	(574)	(585)	(601)	(2,358)

Net interest income	6,138	6,141	6,421	6,437	25,137
Provision for loan losses	(150)	(275)	(225)	(375)	(1,025)
Gain on sale of investment securities	-	9	-	-	9
Other income	1,687	2,091	2,024	2,194	7,996
Other expenses	(5,388)	(5,369)	(5,409)	(5,489)	(21,655)
Income before taxes	2,287	2,597	2,811	2,767	10,462
Provision for income taxes	(586)	(669)	(776)	(738)	(2,769)
Net income	$1,701	$1,928	$2,035	$2,029	$7,693
Net income per share - basic	$0.46	$0.53	$0.55	$0.55	$2.09
Net income per share - diluted	$0.46	$0.53	$0.55	$0.55	$2.09

	2015
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,304	$6,438	$6,612	$6,660	$26,014
Interest expense	(697)	(647)	(580)	(605)	(2,529)

Net interest income	5,607	5,791	6,032	6,055	23,485
Provision for loan losses	(150)	(150)	(200)	(575)	(1,075)
Gain on sale of investment securities	2	16	8	54	80
Other income	1,748	1,817	2,015	1,873	7,453
Other expenses	(5,087)	(5,744)	(5,239)	(4,952)	(21,022)
Income before taxes	2,120	1,730	2,616	2,455	8,921
(Provision) credit for income taxes	(547)	50	(687)	(634)	(1,818)
Net income	$1,573	$1,780	$1,929	$1,821	$7,103
Net income per share - basic	$0.43	$0.49	$0.53	$0.49	$1.94
Net income per share - diluted	$0.43	$0.49	$0.53	$0.49	$1.94

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  The areas for simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this update are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016.  Early adoption is permitted.  Amendments should be applied using either a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, retrospectively, prospectively, or using either a prospective transition method or a retrospective transition method.  The Company adopted this accounting standard during the first quarter of 2017 and it did not have a material impact on its consolidated financial statements.

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

Subsequently, the FASB issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued Principal versus Agent Considerations, Identifying Performance Obligations and Licensing, Narrow-Scope Improvements and Practical Expedients and Technical Corrections and Improvements in March, April, May and December 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements are consistent with those in Topic 606.  The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of the guidance, and non-interest income.  The Company assessed our revenue streams that are within the scope of the standard; including wealth management fees, deposit related fees and gains on the sale of other real estate owned.  As a result of implementing this standard, the Company changed its procedures for the recognition of estate fee income, but these changes did not have a material effect on its consolidated financial statements.  The Company does anticipate the guidance will require expanded footnote disclosures during the first quarter of 2018.  The Company adopted this guidance on January 1, 2018 using the modified retrospective approach.  The cumulative adjustment to opening retained earnings of less than $0.1 million was deemed to be immaterial to the consolidated financial statements.

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

The Company adopted this guidance on January 1, 2018    The adoption did not have a material impact on the Consolidated Financial Statements.  As a result of this guidance, the Company will reclassify $0.4 million in net unrealized gains on equity securities from other comprehensive income to retained earnings on January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) to simplify the test for goodwill impairment.  To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test.  Under the amendments in this update, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity should apply the amendments in his update on a prospective basis.  The amendments in this update are effective for the Company for its annual goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has early adopted this standard and it did not have an impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities to amend the amortization period for certain purchased callable debt securities held at a premium.  The amendments in this update shorten the amortization period for the premium to the earliest call date.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company has early adopted this standard and it did not have an effect on its consolidated financial statements.

In February 2018, the FASB released ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted for periods for which financial statements have not yet been issued or available for issuance, including in the period the Act was enacted.  The Company has elected to early adopt and reclassify the stranded income tax effects of the Act from accumulated other comprehensive income to retained earnings during the fourth quarter of 2017.

20.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2017	2016
Assets:
Cash	$205	$141
Investment in subsidiary	86,873	80,192
Securities available-for-sale	828	631
Other assets	45	35
Total	$87,951	$80,999

Liabilities and shareholders' equity:
Liabilities	$568	$368
Capital stock and retained earnings	85,579	79,250
Accumulated other comprehensive income	1,804	1,381
Total	$87,951	$80,999

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Income:
Equity in undistributed earnings of subsidiary	$6,685	$5,289	$4,659
Dividends from subsidiary	2,574	2,960	2,844
Other income	22	21	20
Total income	9,281	8,270	7,523
Operating expenses	1,094	864	610
Income before taxes	8,187	7,406	6,913
Credit for income taxes	529	287	190
Net income	$8,716	$7,693	$7,103

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Bancorp net loss	$(542)	$(556)	$(400)
Equity in net income of subsidiary	9,258	8,249	7,503
Net income	8,716	7,693	7,103

Other comprehensive (loss) income, before tax:
Unrealized holding gains (losses) on available-for-sale securities	197	86	(49)
Tax effect	(67)	(29)	17
Unrealized gain (loss), net of tax	130	57	(32)
Equity in other comprehensive loss of subsidiary	(4)	(864)	(523)
Other comprehensive income (loss), net of tax	126	(807)	(555)
Total comprehensive income, net of tax	$8,842	$6,886	$6,548

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$8,716	$7,693	$7,103
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(9,258)	(8,249)	(7,503)
Stock-based compensation expense	550	519	225
Deferred income tax	(69)	-	-
Changes in other assets and liabilities, net	(26)	(36)	(2)
Net cash used in operating activities	(87)	(73)	(177)

Cash flows provided by investing activities:
Dividends received from subsidiary	2,574	2,960	2,844
Net cash provided by investing activities	2,574	2,960	2,844

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(2,954)	(3,061)	(2,844)
Exercise of stock options	416	14	101
Withholdings to purchase capital stock	126	111	102
Cash paid in lieu of fractional shares	(11)	-	-
Net cash used in financing activities	(2,423)	(2,936)	(2,641)
Net change in cash	64	(49)	26

Cash, beginning	141	190	164

Cash, ending	$205	$141	$190

21.ACQUISITION

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

The Company recognized $41 thousand of acquisition-related costs during 2017.  These costs are being expensed as incurred and are presented in non-interest expenses on the consolidated statements of income.  Costs incurred in 2017 consist principally of legal fees and other professional fees.

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

The Company recorded goodwill associated with the acquisition of the West Scranton branch of Wayne bank totaling $0.2 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during 2017.  For income tax purposes, goodwill will be deducted over a 15 year period.

22.EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $20.0 million and $11.4 million, respectively, as of December 31, 2017 and 2016 and is reflected as an asset on the consolidated balance sheets.  As of December 31, 2017 and 2016, the Company has recorded income of $581 thousand and $353 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of December 31, 2017, the policies had total death benefits of $20.8 million of which $4.0 million would have been paid to the officer’s beneficiaries and the remaining $16.8 million would have been paid to the Bank.  In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of December 31, 2017, the Company accrued expenses of $30 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of December 31, 2017, the Company accrued expenses of $383 thousand in connection with the SERP.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2017.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, provides smaller companies and debt-only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements.  The permanent exemption applies to entities that are commonly referred to as non-accelerated filers and smaller reporting companies.  Generally speaking, a non-accelerated filer and a smaller reporting company have public float, or market capitalization of less than $75.0 million.  Prior to 2017, the Company was a smaller reporting company but Company became an accelerated filer required to comply with the internal control audit requirements for the fiscal year ended December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2017 included in this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  This report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B:    OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2018 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2018 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2017 that have been approved and not approved by Fidelity D&D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2000 Stock Incentive Plan	750	$18.50	-
2002 Employee Stock Purchase Plan	6,783	$21.93	92,901
2012 Omnibus Stock Incentive Plan	12,304	$21.84	722,364
2012 Omnibus Stock Incentive Plan	22,759	$23.69	722,364
2012 Director Stock Incentive Plan	8,400	$26.17	713,400
Equity compensation plans not approved by security holders - none	-	-	-
Total	50,996	$23.34	1,528,665

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2018 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2018 annual meeting of shareholders to be filed with the SEC.

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

12 Statement regarding computation of ratios.  Included herein in Item 6, “Selected Financial Data.”

13 Annual Report to Shareholders.  Incorporated by reference to the 2017 Annual Report to Shareholders filed with the SEC on Form ARS.

21 Subsidiaries of the Registrant, filed herewith.

23 Consent of RSM US LLP, filed herewith.

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

101 Interactive data files:  The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2017,  is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2017 and 2016; Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 15, 2018	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 15, 2018	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 15, 2018
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 15, 2018
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Patrick J. Dempsey	March 15, 2018
Patrick J. Dempsey, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 15, 2018
John T. Cognetti, Secretary and Director

By:	/s/ David L. Tressler	March 15, 2018
David L. Tressler, Director

By:	/s/ Michael J. McDonald	March 15, 2018
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Mary E. McDonald	March 15, 2018
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Brian J. Cali	March 15, 2018
Brian J. Cali, Director

By:	/s/ Kristin Dempsey O’Donnell	March 15, 2018
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 15, 2018
Richard Lettieri, Director