Form 10-Q
period 2018-03-31
FIDELITY D & D BANCORP INC
filed 2018-05-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2018, the latest practicable date, was 3,751,480 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2018

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$3,971	$14,143
Interest-bearing deposits with financial institutions	32,334	1,682
Total cash and cash equivalents	36,305	15,825
Available-for-sale securities	165,256	157,385
Equity securities	512	-
Federal Home Loan Bank stock	2,320	2,832
Loans and leases, net (allowance for loan losses of
$9,408 in 2018; $9,193 in 2017)	631,745	628,767
Loans held-for-sale (fair value $1,579 in 2018, $2,221 in 2017)	1,552	2,181
Foreclosed assets held-for-sale	1,401	973
Bank premises and equipment, net	16,350	16,576
Cash surrender value of bank owned life insurance	20,168	20,017
Accrued interest receivable	2,840	2,786
Goodwill	209	209
Other assets	18,759	16,086
Total assets	$897,417	$863,637
Liabilities:
Deposits:
Interest-bearing	$568,562	$551,515
Non-interest-bearing	206,729	178,631
Total deposits	775,291	730,146
Accrued interest payable and other liabilities	7,278	6,402
Short-term borrowings	8,642	18,502
FHLB advances	18,704	21,204
Total liabilities	809,915	776,254
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,751,480 in 2018; and 3,734,478 in 2017)	28,822	28,361
Retained earnings	59,259	57,218
Accumulated other comprehensive (loss) income	(579)	1,804
Total shareholders' equity	87,502	87,383
Total liabilities and shareholders' equity	$897,417	$863,637

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(dollars in thousands except per share data)	March 31, 2018	March 31, 2017
Interest income:
Loans and leases:
Taxable	$6,699	$6,160
Nontaxable	212	210
Interest-bearing deposits with financial institutions	42	6
Restricted regulatory securities	40	19
Investment securities:
U.S. government agency and corporations	775	619
States and political subdivisions (nontaxable)	370	346
Other securities	5	6
Total interest income	8,143	7,366
Interest expense:
Deposits	804	586
Securities sold under repurchase agreements	7	7
Other short-term borrowings and other	7	57
FHLB advances	66	38
Total interest expense	884	688
Net interest income	7,259	6,678
Provision for loan losses	300	325
Net interest income after provision for loan losses	6,959	6,353
Other income:
Service charges on deposit accounts	553	543
Interchange fees	469	400
Fees from trust fiduciary activities	401	195
Fees from financial services	177	146
Service charges on loans	172	220
Fees and other revenue	232	210
Earnings on bank-owned life insurance	152	107
Net losses on equity securities	(64)	-
Gain (loss) on sale or disposal of:
Loans	186	284
Investment securities	6	-
Premises and equipment	(1)	-
Total other income	2,283	2,105
Other expenses:
Salaries and employee benefits	3,367	3,085
Premises and equipment	968	985
Advertising and marketing	405	235
Professional services	402	398
Data processing and communication	354	303
Automated transaction processing	185	174
Office supplies and postage	105	123
FDIC assessment	68	65
PA shares tax	40	164
Loan collection	23	60
Other real estate owned	59	37
Other	232	168
Total other expenses	6,208	5,797
Income before income taxes	3,034	2,661
Provision for income taxes	506	681
Net income	$2,528	$1,980
Per share data (1):
Net income - basic	$0.67	$0.53
Net income - diluted	$0.67	$0.53
Dividends	$0.24	$0.20

See notes to unaudited consolidated financial statements
(1)

On August 15, 2017, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend. Per share data for the three months ended March 31, 2017 has been restated for the effects thereof.

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2018	2017

Net income	$2,528	$1,980

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(2,477)	27
Reclassification adjustment for net gains realized in income	(6)	-
Net unrealized (loss) gain	(2,483)	27
Tax effect	521	(9)
Unrealized (loss) gain, net of tax	(1,962)	18
Other comprehensive (loss) income, net of tax	(1,962)	18
Total comprehensive income, net of tax	$566	$1,998

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2018 and 2017
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			1,980		1,980
Other comprehensive income				18	18
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	2,478	90			90
Issuance of common stock from vested restricted share grants through stock compensation plans	9,307
Issuance of common stock through exercise of stock options	519	15			15
Stock-based compensation expense		102			102
Cash dividends declared			(769)		(769)
Balance, March 31, 2017	2,470,194	$27,488	$53,306	$1,399	$82,193

Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			2,528		2,528
Other comprehensive loss				(1,962)	(1,962)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock from vested restricted share grants through stock compensation plans	9,469
Issuance of common stock through exercise of stock options	750	14			14
Stock-based compensation expense		298			298
Cash dividends declared			(908)		(908)
Balance, March 31, 2018	3,751,480	$28,822	$59,259	$(579)	$87,502

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2018	2017

Cash flows from operating activities:
Net income	$2,528	$1,980
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	755	765
Provision for loan losses	300	325
Deferred income tax expense	378	403
Stock-based compensation expense	273	157
Excess tax benefit from exercise of stock options	4	1
Proceeds from sale of loans held-for-sale	8,168	11,002
Originations of loans held-for-sale	(7,150)	(7,697)
Earnings from bank-owned life insurance	(152)	(107)
Net gain from sales of loans	(186)	(284)
Net unrealized loss on equity securities	64	-
Net gain from sales of investment securities	(6)	-
Net loss (gain) from sale and write-down of foreclosed assets held-for-sale	30	(7)
Net loss from disposal of equipment	1	-
Change in:
Accrued interest receivable	(55)	(34)
Other assets	(1,684)	(1,788)
Accrued interest payable and other liabilities	140	120
Net cash provided by operating activities	3,408	4,836

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	10,806	-
Proceeds from maturities, calls and principal pay-downs	5,493	4,576
Purchases	(27,510)	(29,001)
Decrease in FHLB stock	512	139
Net increase in loans and leases	(4,079)	(24,728)
Purchase of life insurance policies	-	(8,000)
Acquisition of bank premises and equipment	(214)	(209)
Net cash acquired in acquisition of bank branch	-	11,817
Proceeds from sale of bank premises and equipment	-	6
Proceeds from sale of foreclosed assets held-for-sale	24	240
Net cash used in investing activities	(14,968)	(45,160)

Cash flows from financing activities:
Net increase in deposits	45,145	16,659
Net (decrease) increase in short-term borrowings	(9,860)	10,476
Proceeds from issuance of FHLB advances	-	17,000
Repayment of FHLB advances	(2,500)	-
Proceeds from employee stock purchase plan participants	149	126
Exercise of stock options	14	15
Dividends paid, net of dividends reinvested	(908)	(679)
Net cash provided by financing activities	32,040	43,597
Net increase in cash and cash equivalents	20,480	3,273
Cash and cash equivalents, beginning	15,825	25,843

Cash and cash equivalents, ending	$36,305	$29,116

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$872	$574
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(2,483)	27
Transfers from loans to foreclosed assets held-for-sale	481	167
Transfers from loans to loans held-for-sale	320	2,318

Acquisition of West Scranton Branch from Wayne Bank
Non-cash assets acquired:
Loans		$1,574
Bank premises and equipment		264
Goodwill		209
Accrued interest receivable and other assets		4
Total non-cash assets acquired		$2,051
Liabilities assumed:
Deposits		$13,809
Accrued interest payable and other liabilities		59
Total liabilities assumed		$13,868

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

For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2018 and December 31, 2017 and the related consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.

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

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2018 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2018 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities.  Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services.  Accordingly, when selling investment securities, price quotes may be obtained from more than one source.  All of the Company’s debt securities are classified as available-for-sale (AFS).  AFS debt securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Beginning January 1, 2018, AFS equity securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within the consolidated statements of income as a component non-interest income.  Prior to 2018, fair value changes were reported, net of tax, in AOCI.

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of March 31, 2018 and December 31, 2017, loans classified as HFS consisted of residential mortgage loans.

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

The Company holds separate supplemental executive retirement (SERP) agreements for certain officers and an amount is credited to each participant’s SERP account monthly while they are actively employed by the bank until retirement.  A deferred tax asset is provided for the non-deductible SERP expense.  The Company also entered into separate split dollar life insurance arrangements with three executives providing post-retirement benefits and accrues monthly expense for this benefit.  The split dollar life insurance expense is not deductible for tax purposes.  Monthly expenses for the SERP and post-retirement split dollar life benefit are recorded as components of salaries and employee benefit expense on the consolidated statements of income.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

Revenue Recognition

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.  The Company has elected to use the modified retrospective approach with prior period financial statements unadjusted and presented with historical revenue recognition methods.  The implementation of the new standard had no material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

The majority of the Company’s revenues are generated through interest earned on securities and loans, which is explicitly excluded from the scope of the guidance.  In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, loan service charges, life insurance earnings, rental income and gains/losses on the sale of loans and securities are not in the scope of the new guidance.  The main types of contracts with customers that are in the scope of the new guidance are:

•

Service charges on deposit accounts – Deposit service charges represent fees charged by the Company for the performance obligation of providing services to a customer’s deposit account.  The transaction price for deposit services includes both fixed and variable amounts based on the Company’s fee schedules.  Revenue is recognized and payment is received either at a point in time for transactional fees or on a monthly basis for non-transactional fees.

•

Interchange fees – Interchange fees represent fees charged by the Company for customers using debit cards.  The contract is between the Company and the processor and the performance obligation is the ability of customers to use debit cards to make purchases at a point in time.  The transaction price is a percentage of debit card usage and the processor pays the Company and revenue is recorded throughout the month as the performance obligations are being met.

•

Fees from trust fiduciary activities – Trust fees represent fees charged by the Company for the management, custody and/or administration of trusts.  These are mostly monthly fees based on the market value of assets in the trust account at the prior month end.  Payment is generally received a few weeks after month end through a direct charge to customers’ accounts.  Estate fees are recognized and charged as the Company reaches each of six different stages of the estate administration process.

•

Fees from financial services – Financial service fees represent fees charged by the Company for the performance obligation of providing various services for an investment account.  Revenue is recognized twice monthly for fees on sales transactions and on a monthly basis for advisory fees and quarterly for trail fees.

•

Gain/loss on OREO sales – Gain/loss on the sale of OREO is recognized at the closing date when the sales proceeds are received.  In seller-financed OREO transactions, the contract is made subject to our normal underwriting standards and pricing.  The Company does not have any obligation or right to repurchase any sales of OREO.

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Remaining performance obligations

The Company’s performance obligations have an original expected duration of less than one year and follow the relevant guidance for recognizing revenue over time.  There is no variable consideration subject to constraint that is not included in information about transaction price.

Contract acquisition costs

In connection with the adoption of Topic 606, an entity is required to capitalize and subsequently amortize into expense, certain incremental costs of obtaining a contract if these costs are expected to be recovered.  The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission).  The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.  Upon adoption of Topic 606, the Company did not capitalize any contract acquisition costs.

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

The Company adopted this guidance on January 1, 2018 using the modified retrospective approach.  The adoption of ASU 2014-09 did not materially change the method in which the Company recognizes revenue.    As a result, the Company changed the process for recognizing revenue for estate fees within fees from trust fiduciary services.  The Company concluded the cumulative adjustment to retained earnings for estates in process was immaterial and the income was recognized during the first quarter of 2018.  See “Revenue Recognition” in footnote 1 for more information.

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

The Company adopted this guidance on January 1, 2018.  The adoption did not have a material impact on the Consolidated Financial Statements.  As a result of this guidance, the Company reclassified $0.4 million in net unrealized gains on equity securities from other comprehensive income to retained earnings on January 1, 2018 and the Company measured the fair value of its loan portfolio as of March 31, 2018 using the exit price notion.  See “Fair Value Measurements” in footnote 8 for more information about the fair value measurement of the loan portfolio.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company is expected to make an election to exclude leases less than 12 months from the provisions of this ASU.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted.  A modified retroactive approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period.  The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets.  Therefore, the adoption of ASU 2016-02 is expected to impact the Company’s consolidated balance sheets, along with our regulatory capital ratios.  Upon adoption, this change in accounting guidance could also potentially impact debt covenant agreements with our customers.  The Company is currently evaluating the amount of the impact of ASU 2016-02 on its consolidated financial statements.

In August 2016, the FASB released ASU 2016-15, Statement of Cash Flows (Topic 230) to clarify the presentation of certain cash receipts and payments on the statement of cash flows.  The update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The amendments in this update should be applied using a retrospective transition method to each period presented.  The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) to simplify the test for goodwill impairment.  To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  Under the amendments in this update, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity should apply the amendments in his update on a prospective basis.  The amendments in this update are effective for the Company for its annual goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted this standard in 2017 and it did not have an impact on its consolidated financial statements.  The Company did not have any goodwill prior to adoption of this update.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities to amend the amortization period for certain purchased callable debt securities held at a premium.  The amendments in this update shorten the amortization period for the premium to the earliest call date.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company adopted this standard in 2017 and it did not have an effect on its consolidated financial statements.

In February 2018, the FASB released ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted for periods for which financial statements have not yet been issued or available for issuance, including in the period the Act was enacted.  The Company elected to early adopt and reclassify the stranded income tax effects of the Act from accumulated other comprehensive income to retained earnings during the fourth quarter of 2017.  The reclassification increased AOCI and decreased retained earnings by $0.3 million, with zero net effect on total shareholders’ equity.

3.  Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2018
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	debt securities	Total
Beginning balance	$1,804	$1,804

Other comprehensive loss before reclassifications, net of tax	(1,957)	(1,957)
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)	(5)
Effect of adopting ASU 2016-01, net of tax*	(421)	(421)
Net current-period other comprehensive loss	(2,383)	(2,383)
Ending balance	$(579)	$(579)

*The Company adopted ASU 2016-01 on January 1, 2018.  As a result, unrealized gains on equity securities were reclassified from accumulated other comprehensive income to retained earnings.

As of and for the three months ended March 31, 2017
	Unrealized gains
	(losses) on
	available-for-sale
(dollars in thousands)	securities	Total
Beginning balance	$1,381	$1,381

Other comprehensive income before reclassifications, net of tax	18	18
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-
Net current-period other comprehensive income	18	18
Ending balance	$1,399	$1,399

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated		Affected line item in the statement
(dollars in thousands)	other comprehensive income		where net income is presented
	For the three months ended
	March 31,
	2018	2017

Unrealized gains on AFS debt securities	$6	-	Gain on sale of investment securities
Income tax effect	(1)	-	Provision for income taxes
Total reclassifications for the period	$5	-	Net income

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

The amortized cost and fair value of investment securities at March 31, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2018
Available-for-sale debt securities:
Agency - GSE	$4,914	$4	$(19)	$4,899
Obligations of states and political subdivisions	43,721	1,439	(184)	44,976
MBS - GSE residential	117,353	312	(2,284)	115,381

Total available-for-sale debt securities	165,988	1,755	(2,487)	165,256

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2017
Available-for-sale securities:
Agency - GSE	$9,120	$3	$(24)	$9,099
Obligations of states and political subdivisions	42,300	2,036	(30)	44,306
MBS - GSE residential	103,386	519	(753)	103,152

Total debt securities	154,806	2,558	(807)	156,557

Equity securities - financial services	294	534	-	828

Total available-for-sale securities	$155,100	$3,092	$(807)	$157,385

The Company adopted ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

		Gross	Gross
	Fair	unrealized	unrealized	Fair
(dollars in thousands)	value	gains	losses	value
March 31, 2018
Equity securities	$576	-	$(64)	$512

The amortized cost and fair value of debt securities at March 31, 2018 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	2,805	2,882
Due after five years through ten years	5,913	5,950
Due after ten years	39,917	41,043

MBS - GSE residential	117,353	115,381

Total available-for-sale debt securities	$165,988	$165,256

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2018
Agency - GSE	$3,927	$(19)	$-	$-	$3,927	$(19)
Obligations of states and political subdivisions	8,350	(87)	2,039	(97)	10,389	(184)
MBS - GSE residential	82,552	(1,420)	24,366	(864)	106,918	(2,284)
Total	$94,829	$(1,526)	$26,405	$(961)	$121,234	$(2,487)
Number of securities	69		18		87

December 31, 2017
Agency - GSE	$6,020	$(14)	$1,008	$(10)	$7,028	$(24)
Obligations of states and political subdivisions	425	(1)	2,109	(29)	2,534	(30)
MBS - GSE residential	61,349	(437)	15,309	(316)	76,658	(753)
Total	$67,794	$(452)	$18,426	$(355)	$86,220	$(807)
Number of securities	45		14		59

The Company had eighty-seven debt securities in an unrealized loss position at March 31, 2018, including four agency securities, sixty-four mortgage-backed securities and nineteen municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at March 31, 2018: 0.49% for agencies; 2.09% for total MBS-GSE; and 1.74% for municipals.  Of these securities, fourteen mortgage-backed securities and four municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

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

The Company’s OTTI evaluation process also follows the guidance set forth in topics related to debt securities.  The guidance set forth in the pronouncements require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be to maturity and other factors when evaluating for the existence of OTTI.  The guidance requires that credit-related OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that the full amount (principal and interest) will probably not be received.  This requirement is consistent with the impairment model in the guidance for accounting for debt securities.

For all security types, as of March 31, 2018, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at March 31, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017

Commercial and industrial	$111,812	$113,601
Commercial real estate:
Non-owner occupied	90,790	92,851
Owner occupied	108,226	109,383
Construction	5,610	6,228
Consumer:
Home equity installment	26,735	27,317
Home equity line of credit	55,271	53,273
Auto loans and leases	88,846	83,510
Other	5,649	5,604
Residential:
Real estate	137,675	136,901
Construction	11,243	9,931
Total	641,857	638,599
Less:
Allowance for loan losses	(9,408)	(9,193)
Unearned lease revenue	(704)	(639)

Loans and leases, net	$631,745	$628,767

Net deferred loan costs of $2.2 million and $2.1 million have been included in the carrying values of loans at March 31, 2018 and December 31, 2017, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.  The residual value of leases is fully guaranteed by the dealership.  Residual values, a component of other assets on the balance sheet, amounted to $10.0 million and $9.4 million at March 31, 2018 and December 31, 2017, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $300.5 million as of March 31, 2018 and $299.3 million as of December 31, 2017.  Mortgage servicing rights amounted to $1.2 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.

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

Non-accrual loans, segregated by class, at March 31, 2018 and December 31, 2017, were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017

Commercial and industrial	$190	$36
Commercial real estate:
Non-owner occupied	527	649
Owner occupied	1,013	942
Construction	167	161
Consumer:
Home equity installment	15	15
Home equity line of credit	31	559
Auto loans and leases	14	5
Other	22	-
Residential:
Real estate	928	1,074
Total	$2,907	$3,441

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not consider forgiveness of principal when granting a TDR modification.  Of the TDRs outstanding as of March 31, 2018 and 2017, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the three months ended:
(dollars in thousands)	March 31, 2018			March 31, 2017

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	-	$-	$-	1	$119	$2
Commercial real estate - owner occupied	-	-	-	4	779	150
Consumer home equity installment	1	414	349	-	-	-
Residential real estate	1	316	-	-	-	-
Total	2	$730	$349	5	$898	$152

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.  For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2018 and 2017.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of March 31, 2018 and 2017, respectively, the allowance for impaired loans that have been modified in a TDR was $0.8 million and $0.9 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$234	$109	$190	$533	$111,279	$111,812		$-
Commercial real estate:
Non-owner occupied	51	704	527	1,282	89,508	90,790		-
Owner occupied	884	75	1,179	2,138	106,088	108,226		166
Construction	-	-	167	167	5,443	5,610		-
Consumer:
Home equity installment	112	22	15	149	26,586	26,735		-
Home equity line of credit	40	-	31	71	55,200	55,271		-
Auto loans and leases	431	54	14	499	87,643	88,142	(2)	-
Other	40	-	22	62	5,587	5,649		-
Residential:
Real estate	750	-	928	1,678	135,997	137,675		-
Construction	-	-	-	-	11,243	11,243		-
Total	$2,542	$964	$3,073	$6,579	$634,574	$641,153		$166

 (1) Includes $2.9 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.7 million. (3) Includes net deferred loan costs of $2.2 million.

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

At March 31, 2018, impaired loans totaled $6.9 million consisting of $2.6 million in accruing TDRs, $2.9 million in non-accrual loans and $1.4 million in accruing impaired loans.  At December 31, 2017, impaired loans totaled $6.9 million consisting of $1.9 million in accruing TDRs, $3.4 million in non-accrual loans and $1.6 million in accruing impaired loans.  As of March 31, 2018, the non-accrual loans included two TDRs to two unrelated borrowers totaling $1.2 million compared with three TDRs totaling $1.6 million to three unrelated borrowers as of December 31, 2017.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2018
Commercial and industrial	$251	$156	$58	$214	$102
Commercial real estate:
Non-owner occupied	2,315	1,936	264	2,200	466
Owner occupied	2,816	2,126	434	2,560	469
Construction	390	-	167	167	-
Consumer:
Home equity installment	461	414	15	429	349
Home equity line of credit	71	30	1	31	24
Auto loans and leases	27	-	14	14	-
Other	22	22	-	22	11
Residential:
Real estate	1,471	704	540	1,244	63
Construction	-	-	-	-	-
Total	$7,824	$5,388	$1,493	$6,881	$1,484

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2017
Commercial and industrial	$281	$225	$24	$249	$196
Commercial real estate:
Non-owner occupied	2,426	1,975	363	2,338	488
Owner occupied	2,742	1,768	725	2,493	433
Construction	384	-	161	161	-
Consumer:
Home equity installment	48	-	15	15	-
Home equity line of credit	878	32	527	559	25
Auto	13	-	5	5	-
Other	-	-	-	-	-
Residential:
Real estate	1,350	131	943	1,074	37
Construction	-	-	-	-	-
Total	$8,122	$4,131	$2,763	$6,894	$1,179

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

	March 31, 2018			March 31, 2017
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized
Commercial and industrial	$227	$-	$-	$367	$-	$-
Commercial real estate:
Non-owner occupied	2,558	23	-	4,302	35	-
Owner occupied	3,484	18	-	4,527	30	-
Construction	171	-	-	200	-	-
Consumer:
Home equity installment	95	2	-	45	-	-
Home equity line of credit	541	8	-	873	-	-
Auto	12	-	-	30	-	-
Other	6	-	-	5	1	-
Residential:
Real estate	1,345	22	-	1,150	8	-
Construction	-	-	-	-	-	-
Total	$8,439	$73	$-	$11,499	$74	$-

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

Consumer and residential

The consumer and residential loan segments are regarded as homogeneous loan pools and as such are not risk rated.  For these portfolios, the Company utilizes payment activity and history in assessing performance.  Non-performing loans are comprised of non-accrual loans and loans past due 90 days or more and accruing.  All loans not classified as non-performing are considered performing.

The following table presents loans including $2.2 million and $2.1 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2018 and December 31, 2017, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	March 31, 2018
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$110,798	$382	$632	$-	$111,812
Commercial real estate - non-owner occupied	82,702	831	7,257	-	90,790
Commercial real estate - owner occupied	102,859	759	4,608	-	108,226
Commercial real estate - construction	5,443	-	167	-	5,610
Total commercial	$301,802	$1,972	$12,664	$-	$316,438

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	March 31, 2018
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$26,720	$15	$26,735
Home equity line of credit	55,240	31	55,271
Auto loans and leases (1)	88,128	14	88,142
Other	5,627	22	5,649
Total consumer	$175,715	$82	$175,797
Residential
Real estate	$136,747	$928	$137,675
Construction	11,243	-	11,243
Total residential	$147,990	$928	$148,918
Total consumer & residential	$323,705	$1,010	$324,715

 (1)Net of unearned lease revenue of $0.7 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2017
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$112,398	$509	$694	$-	$113,601
Commercial real estate - non-owner occupied	84,892	998	6,961	-	92,851
Commercial real estate - owner occupied	103,426	2,479	3,478	-	109,383
Commercial real estate - construction	6,067	-	161	-	6,228
Total commercial	$306,783	$3,986	$11,294	$-	$322,063

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2017
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$27,302	$15	$27,317
Home equity line of credit	52,714	559	53,273
Auto loans and leases (2)	82,860	11	82,871
Other	5,604	-	5,604
Total consumer	$168,480	$585	$169,065
Residential
Real estate	$135,827	$1,074	$136,901
Construction	9,931	-	9,931
Total residential	$145,758	$1,074	$146,832
Total consumer & residential	$314,238	$1,659	$315,897

 (2)Net of unearned lease revenue of $0.6 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(15)	(43)	(112)		(5)	-	(175)
Recoveries	54	3	33		-	-	90
Provision	(177)	(32)	486		59	(36)	300
Ending balance	$1,236	$3,988	$2,470		$1,662	$52	$9,408
Ending balance: individually evaluated for impairment	$102	$935	$384		$63	$-	$1,484
Ending balance: collectively evaluated for impairment	$1,134	$3,053	$2,086		$1,599	$52	$7,924
Loans Receivables:
Ending balance (2)	$111,812	$204,626	$175,797	(1)	$148,918	$-	$641,153
Ending balance: individually evaluated for impairment	$214	$4,927	$496		$1,244	$-	$6,881
Ending balance: collectively evaluated for impairment	$111,598	$199,699	$175,301		$147,674	$-	$634,272

 (1) Net of unearned lease revenue of $0.7 million.  (2) Includes $2.2 million of net deferred loan costs.

As of and for the year ended December 31, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(143)	(635)	(658)		(309)	-	(1,745)
Recoveries	10	47	67		-	-	124
Provision	432	(58)	820		295	(39)	1,450
Ending balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Ending balance: individually evaluated for impairment	$196	$921	$25		$37	$-	$1,179
Ending balance: collectively evaluated for impairment	$1,178	$3,139	$2,038		$1,571	$88	$8,014
Loans Receivables:
Ending balance (2)	$113,601	$208,462	$169,065	(1)	$146,832	$-	$637,960
Ending balance: individually evaluated for impairment	$249	$4,992	$579		$1,074	$-	$6,894
Ending balance: collectively evaluated for impairment	$113,352	$203,470	$168,486		$145,758	$-	$631,066

 (1) Net of unearned lease revenue of $0.6 million.  (2) Includes $2.1 million of net deferred loan costs.

As of and for the three months ended March 31, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834	$1,622	$127	$9,364
Charge-offs	-	(67)	(76)	(38)	-	(181)
Recoveries	2	10	28	-	-	40
Provision	186	273	(55)	(65)	(14)	325
Ending balance	$1,263	$4,922	$1,731	$1,519	$113	$9,548

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three months ended March 31, 2018 and 2017, there were 25,262 and 8,676 potentially dilutive shares related to issued and unexercised stock options and SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 10,765 and 8,338 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2018 and 2017, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2018	2017
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,528	$1,980
Weighted-average common shares outstanding	3,747,023	3,696,573
Basic EPS	$0.67	$0.53

Diluted EPS:
Net income available to common shareholders	$2,528	$1,980
Weighted-average common shares outstanding	3,747,023	3,696,573
Potentially dilutive common shares	36,027	17,014
Weighted-average common and potentially dilutive shares outstanding	3,783,050	3,713,587
Diluted EPS	$0.67	$0.53

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance, in February 2017 based on 2016 performance and in February 2018 based on 2017 performance and 2015-2017 3-year cumulative performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2018 and 2017 under the 2012 stock incentive plans:

	March 31, 2018			March 31, 2017
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	8,400	(3)	$49.50	8,400	(2)	$26.17
Omnibus plan	10,800	(3)	45.83	4,749	(3)	23.93
Omnibus plan	50	(1)	49.50	75	(1)	26.17
Total	19,250		$47.44	13,224		$25.36
 (1) Vest after 1 year  (2) Vest after 2 years – 50% each year    (3) Vest after 3 years – 33% each year

The fair value of the 10,800 shares granted on February 6, 2018 was calculated using the grant date stock price with a discount valuation.  The Chaffe model was used to calculate the discount. Since the shares vest over three years and then have a further two-year holding period, the historical volatility of the five years prior to the issue date was used to estimate volatility.  The five year treasury yield was used as the interest rate. The Company does pay a dividend, but since the shareholder will receive the dividends during vesting and the post-vest restriction period, no dividend yield was used in the calculation as not to inflate the discount.  The grant date stock price was $49.50 and the discount of 7.423% was calculated using an interest rate of 2.504% and a 5 year historical volatility of 17.617%.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59
Granted	8,400	10,850	19,250	47.44
Vested	(4,200)	(5,269)	(9,469)	23.74
Non-vested balance at March 31, 2018	12,600	17,885	30,485	$38.72

The Company granted 38,941 SSARs under the Omnibus Plan on February 6, 2018.  The Company estimated the fair value of SSARs using the Black-Scholes-Merton valuation model on the grant date.  The Company used the following assumptions: the risk-free interest rate is the rate equivalent to the expected term of the option interpolated from the U.S. Treasury Yield Curve on the valuation date and historical volatility is calculated by taking the standard deviation of historical returns using weekly and monthly data.  The fair value of these SSARs was $13.73 per share, based on a risk-free interest rate of 2.771%, a dividend yield of 1.762% and a volatility of 23.906% using an expected term of ten years.

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2017	53,360	$4.20	8.5
Granted	38,941	13.73	10.0
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2018	92,301	$8.22	8.9

Of  the SSARs outstanding at March 31, 2018,  27,453 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2018 and 2017 and the unrecognized stock-based compensation expense as of March 31, 2018:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Stock-based compensation expense:
Director stock incentive plan	$51	$34
Omnibus stock incentive plan	104	45
Employee stock purchase plan	143	23
Total stock-based compensation expense	$298	$102

In addition, during the three months ended March 31, 2018, the Company reversed accruals of ($25 thousand)  in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.  The Company accrued $55 thousand in stock-based compensation expense during the three months ended March 31, 2017.

As of
(dollars in thousands)	March 31, 2018
Unrecognized stock-based compensation expense:
Director plan	$484
Omnibus plan	1,208
Total unrecognized stock-based compensation expense	$1,692

The unrecognized stock-based compensation expense as of March 31, 2018 will be recognized ratably over the periods ended January 2021 and January 2021 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the three months ended March 31, 2018 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2017	750	$18.50	0.2
Granted	-	-
Exercised	(750)	18.50
Forfeited	-	-
Outstanding and exercisable, March 31, 2018	-	$-	-

During the first quarter of 2018, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $22,875 resulting in a tax benefit of $4,804.  During the first quarter of 2017, there were 779 stock options exercised at a price of $19.27 per share.  The intrinsic value of these stock options was $2,891 and the tax deduction realized from the exercise of these options was $5,761 resulting in a tax benefit of $1,959.  The Company has not issued stock options since 2008.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2018,  76,484 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$36,305	$36,305	$36,305	$-	$-
Available-for-sale debt securities	165,256	165,256	-	165,256	-
Equity securities	512	512	512	-	-
FHLB stock	2,320	2,320	-	2,320	-
Loans and leases, net	631,745	628,467	-	-	628,467
Loans held-for-sale	1,552	1,579	-	1,579	-
Accrued interest receivable	2,840	2,840	-	2,840	-
Financial liabilities:
Deposits with no stated maturities	667,019	667,019	-	667,019	-
Time deposits	108,272	106,646	-	106,646	-
Short-term borrowings	8,642	8,642	-	8,642	-
FHLB advances	18,704	18,554	-	18,554	-
Accrued interest payable	358	358	-	358	-

December 31, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,825	$15,825	$15,825	$-	$-
Available-for-sale securities	157,385	157,385	828	156,557	-
FHLB stock	2,832	2,832	-	2,832	-
Loans and leases, net	628,767	625,052	-	-	625,052
Loans held-for-sale	2,181	2,221	-	2,221	-
Accrued interest receivable	2,786	2,786	-	2,786	-
Financial liabilities:
Deposits with no stated maturities	623,080	623,080	-	623,080	-
Time deposits	107,066	105,758	-	105,758	-
Short-term borrowings	18,502	18,502	-	18,502	-
Accrued interest payable	346	346	-	346	-

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

Loans and leases:  The fair value of accruing loans is estimated by calculating the net present value of the future expected cash flows discounted using the exit price notion.  The discount rate is based upon current offering rates, with an additional discount for expected potential charge-offs.  Additionally, an environmental general credit risk adjustment is subtracted from the net present value to arrive at the total estimated fair value of the accruing loan portfolio.

The carrying value that fair value is compared to is net of the allowance for loan losses and since there is significant judgment included in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.  The net carrying value of loans acquired through the Wayne Bank branch acquisition approximates the fair value of the loans.

Non-accrual loans: Loans which the Company has measured as non-accruing are generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties.  These loans are classified within Level 3 of the fair value hierarchy.  The fair value consists of loan balances less the valuation allowance.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$4,899	$-	$4,899	$-
Obligations of states and political subdivisions	44,976	-	44,976	-
MBS - GSE residential	115,381	-	115,381	-
Total available-for-sale debt securities	$165,256	$-	$165,256	$-
Equity securities - financial services	512	512	-	-
Total investment securities	$165,768	$512	$165,256	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$9,099	$-	$9,099	$-
Obligations of states and political subdivisions	44,306	-	44,306	-
MBS - GSE residential	103,152	-	103,152	-
Equity securities - financial services	828	828	-	-
Total available-for-sale securities	$157,385	$828	$156,557	$-

Equity securities are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending March 31, 2018 and December 31, 2017, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2018 and December 31, 2017, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,904	$-	$-	$3,904
Other real estate owned	1,206	-	-	1,206
Total	$5,110	$-	$-	$5,110

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,952	$-	$-	$2,952
Other real estate owned	814	-	-	814
Total	$3,766	$-	$-	$3,766

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

At March 31, 2018 and December 31, 2017, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from  -17.14% to -54.90% and from -15.95% to -51.55% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -31.21% as of March 31, 2018 and -23.03% as of December 31, 2017, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2018 and December 31, 2017, the discounts applied to the appraised values of ORE ranged from -17.95% to -68.96% and from -17.95% to -99.00%, respectively.  As of March 31, 2018 and December 31, 2017, the weighted-average of discount to the appraisal values of ORE amounted to -33.44% and -35.30% respectively.

As of March 31, 2018, the Company had one automobile in other repossessed assets with a balance of $36 thousand.  As of December 31, 2017, the Company had no automobiles in other repossessed assets. There were no adjustments to the carrying value of this automobile.

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

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $20.2 million and $20.0 million, respectively, as of March 31, 2018 and 2017 and is reflected as an asset on the consolidated balance sheets.  As of March 31, 2018 and 2017, the Company has recorded income of $152 thousand and $107 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of March 31, 2018, the policies had total death benefits of $20.4 million of which $4.0 million would have been paid to the officer’s beneficiaries and the remaining $16.4 million would have been paid to the Bank.  In addition,  three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of March 31 2018, the Company accrued expenses of $38 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of March 31, 2018, the Company accrued expenses of $504 thousand in connection with the SERP.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2018 compared to December 31, 2017 and a comparison of the results of operations for the three months ended March 31, 2018 and 2017.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2017 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  Currently, the Company is constructing a new branch in Back Mountain, PA in order to expand our presence in Luzerne County, which is expected to open in the third quarter of 2018.  We are expecting $2.2 million in investment related to the construction of this new branch in 2018.  The Company has also filed for regulatory approval to add a branch location in Mountain Top, PA.  We currently expect that this branch will open during the first half of 2019.

On August 15, 2017, the Company declared a three-for-two stock split to shareholders effected in the form of a 50% stock dividend.  All share and per share information included in the accompanying management’s discussion and analysis has been retroactively adjusted to reflect this stock split.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of improvement, the general operating environment and our local market area continue to remain challenging and local competition is strong.  For the near-term, we expect to continue to operate in a slowly-rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 25 basis points so far during 2018.  Expectations are for short-term rates to continue to rise this year, potentially pressuring deposit rate pricing.  The U.S. Treasury yield curve flattening is expected to occur over 2018.  The national unemployment rate for March 2018 was 4.1%, unchanged from December 2017.  Growth in all loan sectors at prudent pricing should mitigate the projected increase in interest expense from higher deposit and borrowing rates and help maintain an acceptable interest rate margin during 2018 and beyond.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) increased during the first three months of 2018, and continued to lag behind the unemployment rates of the state and nation.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at March 31, 2018 was 5.4%, an increase of 0.4 percentage points from 5.0% at December 31, 2017 and a decrease from 6.2% at March 31, 2017.  The local unemployment rate increased during the first three months of 2018 due to a drop in the labor force combined with fewer jobs.  Seasonal fluctuations in unemployment are expected.  The median home values in the region have gone up 7.4% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 3.8% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

Our efforts and focus continue on building relationships concentrating on loans, deposits, wealth management, business services and retail opportunities with clients and prospects with the goal to exceed expectations by providing a valued service.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2017 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us began on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts that the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which management believes provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures.  In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-tax equivalent  (FTE)  adjustment was 21% at March 31, 2018 compared to 34% at March 31, 2017.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2018	March 31, 2017

Interest income (GAAP)	$8,143	$7,366
Adjustment to FTE	165	309
Interest income adjusted to FTE (Non-GAAP)	8,308	7,675
Interest expense	884	688
Net interest income adjusted to FTE (Non-GAAP)	$7,424	$6,987

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2018	March 31, 2017

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$6,208	$5,797

Net interest income (GAAP)	7,259	6,678
Plus: taxable equivalent adjustment	165	309
Non-interest income (GAAP)	2,283	2,105
Net interest income (FTE) plus non-interest income (non-GAAP)	$9,707	$9,092
Efficiency ratio (non-GAAP)	63.95%	63.76%

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

Comparison of the results of operations

Three months ended March 31, 2018 and 2017

Overview

For the first quarter of 2018, the Company generated net income of $2.5 million, or $0.67 per diluted share, compared to $2.0 million, or $0.53 per diluted share, for the first quarter of 2017.  The $0.5 million, or 28%, increase in net income stemmed from $0.6 million more net interest income, $0.2 million less provision for income taxes and $0.2 million in additional non-interest income which more than offset a $0.4 million rise in non-interest expenses.

Return on average assets (ROA) was 1.17% and 0.99% for the first quarters of 2018 and 2017, respectively.  During the same time period, return on average shareholders’ equity (ROE) was 11.75% and 9.85%, respectively.  The increase in ROA and ROE was the result of net income growth during the first quarter of 2018.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $0.6 million, or 9%, from $6.7 million for the quarter ended March 31, 2017 to $7.3 million for the quarter ended March 31, 2018, due to higher interest income which more than offset the additional interest expense.  Total average interest-earning assets increased $56.2 million along with an increase in the yields earned thereon resulting in $0.8 million of growth in interest income.  In the loan portfolio, the Company experienced average balance growth of $28.6 million combined with higher yields in the commercial and residential portfolios, which had the effect of producing $0.5 million more interest income.  Although all loan portfolios showed more interest income, the consumer loan portfolio increased due to average balance growth while the commercial and residential loan portfolios experienced growth mostly due to higher yields.  In the investment portfolio, an increase in the average balances of mortgage-backed securities was the biggest driver of interest income growth.  The average balance growth of total securities of $19.1 million produced $0.2 million in additional interest income.  On the liability side, total interest-bearing liabilities grew $38.0 million on average with a ten basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $56.1 million and 11 basis point higher rates paid on these deposits caused interest expense to increase by $0.2 million.

The FTE net interest rate spread and margin decreased by six and four basis points, respectively, for the first quarter of 2018 compared to the first quarter of 2017.  The Company’s lower tax rate in 2018 caused FTE interest income from nontaxable interest-earning assets to decline.  The negative impact of this lower FTE adjustment had the effect of reducing net interest rate spread and margin by seven and eight basis points, respectively.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased eight basis points for the three months ended March 31, 2018 compared to the same period in 2017.  The primary reason for the increase was higher average interest-bearing deposits and the rates paid thereon.

For 2018, the Company expects to operate in a gradually increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for 2018, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC) has been gradually increasing the short-term federal funds rate since the end of 2015, but it had a minimal effect on rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points in March of 2018.  The focus for 2018 is to manage net interest income after years of a sustained low interest rate environment through a rising rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow in 2018 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is currently expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 60 basis points for the three months ended March 31, 2018, or ten basis points higher than the cost for the three months ended March 31, 2017.  An increase in average interest-bearing deposits and their rates primarily caused the higher cost of interest-bearing liabilities.  During 2017 and 2018, rates paid on interest-bearing deposits started to increase from historic low levels.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2018.  Competition among banks has already begun to pressure banks to increase deposit rates.  If rates continue to rise, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% at March 31, 2018 and 34% at March 31, 2017 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $139 thousand and $108 thousand during the first quarters of 2018 and 2017, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2018			March 31, 2017
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$11,360	$42	1.49%	$2,070	$6	1.14%
Restricted regulatory securities	2,463	40	6.55	3,217	19	2.40
Investments:
Agency - GSE	7,368	34	1.88	18,291	63	1.41
MBS - GSE residential	113,070	741	2.66	85,541	556	2.63
State and municipal (nontaxable)	42,621	478	4.55	40,171	545	5.50
Other	297	6	8.66	295	7	10.18
Total investments	163,356	1,259	3.13	144,298	1,171	3.29
Loans and leases:
C&I and CRE (taxable)	290,573	3,411	4.76	291,997	3,213	4.46
C&I and CRE (nontaxable)	30,302	269	3.60	29,031	319	4.45
Consumer	117,325	1,148	3.97	94,037	1,002	4.32
Residential real estate	202,955	2,139	4.27	197,517	1,945	3.99
Total loans and leases	641,155	6,967	4.41	612,582	6,479	4.29
Total interest-earning assets	818,334	8,308	4.12%	762,167	7,675	4.08%
Non-interest earning assets	61,465			51,916
Total assets	$879,799			$814,083

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$213,283	$247	0.47%	$177,161	$165	0.38%
Savings and clubs	134,979	59	0.18	122,849	38	0.13
MMDA	110,085	203	0.75	115,928	179	0.63
Certificates of deposit	107,308	295	1.11	93,650	204	0.88
Total interest-bearing deposits	565,655	804	0.58	509,588	586	0.47
Repurchase agreements	14,582	7	0.19	13,674	7	0.22
Overnight borrowings	1,303	7	2.01	25,871	57	0.89
FHLB advances	19,204	66	1.40	13,600	38	1.13
Total interest-bearing liabilities	600,744	884	0.60%	562,733	688	0.50%
Non-interest bearing deposits	185,090			164,340
Non-interest bearing liabilities	6,729			5,501
Total liabilities	792,563			732,574
Shareholders' equity	87,236			81,509
Total liabilities and shareholders' equity	$879,799			$814,083
Net interest income - FTE		$7,424			$6,987

Net interest spread			3.52%			3.58%
Net interest margin			3.68%			3.72%
Cost of funds			0.46%			0.38%

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

	Three months ended March 31,
(dollars in thousands)	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$34	$2	$36	$(29)	$13	$(16)
Restricted regulatory securities	(5)	26	21	12	(7)	5
Investments:
Agency - GSE	(46)	17	(29)	-	11	11
MBS - GSE residential	180	5	185	88	150	238
State and municipal	22	2	24	43	(14)	29
Other	(1)	-	(1)	-	(1)	(1)
Total investments	155	24	179	131	146	277
Loans and leases:
Residential real estate	54	141	195	91	18	109
C&I and CRE	(2)	201	199	136	28	164
Consumer	233	(86)	147	326	(235)	91
Total loans and leases	285	256	541	553	(189)	364
Total interest income	469	308	777	667	(37)	630

Interest expense:
Deposits:
Interest-bearing checking	38	45	83	15	48	63
Savings and clubs	4	16	20	2	(1)	1
Money market	(9)	33	24	(21)	(17)	(38)
Certificates of deposit	32	59	91	(23)	3	(20)
Total deposits	65	153	218	(27)	33	6
Repurchase agreements	-	-	-	(1)	-	(1)
Overnight borrowings	(83)	33	(50)	53	(6)	47
FHLB advances	18	10	28	38	-	38
Total interest expense	0	196	196	63	27	90
Net interest income	$469	$112	$581	$604	$(64)	$540

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2018 and 2017, the Company recorded a provision for loan losses of $300 thousand and $325 thousand, respectively, a $25 thousand decrease.  This decrease was due primarily to slower growth in the loan portfolio along with a decline in net charge-offs versus the year earlier comparable period.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the first quarter of 2018, non-interest income amounted to $2.3 million, a $0.2 million, or 8%, increase compared to $2.1 million recorded for the first quarter of 2017.  The biggest contributor to this increase was $0.2 million higher trust fees due to the assumption of the trust accounts of another bank during the first quarter of 2017 which added $0.1 million and a $0.1 million estate fee recognized during the first quarter of 2018.  Debit card interchange fees grew almost $0.1 million due to a higher volume of debit card transactions.  Partially offsetting these items was $0.1 million fewer gains on the sale of loans and $0.1 million in losses on equity securities.

Other operating expenses

For the quarter ended March 31, 2018, total other operating expenses totaled $6.2 million, an increase of $0.4 million, or 7%, compared to $5.8 million for the same 2017 quarter.  Salary and employee benefits contributed the most to the increase rising $0.3 million, or 9%, to $3.4 million for the first quarter of 2018 from $3.1 million for the first quarter of 2017.  The basis of the increase includes $0.1 million increased salaries, $0.1 million in additional stock based incentive compensation and $0.1 million more in expenses from the post-retirement benefit plan implemented in the first quarter of 2017.  Advertising and marketing expense increased $0.2 million from an  educational improvement donation made during the first quarter of 2018 that was made during the second quarter of 2017.  Data processing and communications expense increased $0.1 million during the first quarter of 2018 compared to the first quarter of 2017 because of additional costs for data center services.  Partially offsetting these increases in expenses was a $0.1 million decrease in PA shares tax due to tax credits received for the educational improvement donation made in the first quarter of 2018.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at March 31, 2018 and 2017 were 1.81% and 1.84%, respectively.  The expense ratio decreased because of higher average assets during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.  The efficiency ratio increased from 63.76% at March 31, 2017 to 63.95% at March 31, 2018 due to higher non-interest expenses.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and as a result the Company’s federal corporate tax rate was reduced from 34% to 21% effective January 1, 2018.  The provision for income taxes decreased $0.2 million, or 26%, from $0.7 million at March 31, 2017 to $0.5 million at March 31, 2018 despite higher income before taxes due to the lower corporate tax rate.  The Company's effective tax rate was 16.7% at March 31, 2018 compared to 25.6% at March 31, 2017.

Comparison of financial condition at

March 31, 2018 and December 31, 2017

Overview

Consolidated assets increased $33.8 million, or 4%, to $897.4 million as of March 31, 2018 from $863.6 million at December 31, 2017.  The increase in assets occurred principally in cash and cash equivalents along with in the loan and investment portfolios. The asset growth was funded by growth in deposits of $45.1 million and $0.1 million in retained earnings, net of dividends declared, partially offset by $12.4 million paid down on borrowings.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  All of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Beginning on January 1, 2018, equity securities are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within the consolidated statements of income as a component of non-interest income.  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of March 31, 2018, the carrying value of investment securities amounted to $165.8 million, or 18% of total assets, compared to $157.4 million, or 18% of total assets, at December 31, 2017.  On March 31, 2018,  70% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2018 and December 31, 2017.  The AFS securities were recorded with a net unrealized loss of $0.8 million and a net unrealized gain of $2.3 million as of March 31, 2018 and December 31, 2017.  On January 1, 2018, $0.5 million of net unrealized gains on equity securities were reclassified from AOCI to retained earnings.   Of the remaining net decline in the unrealized gain position of $2.6 million, $2.5 million in unrealized losses on debt securities were recognized in OCI and $0.1 million in unrealized losses on equity securities were recognized in net income.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of March 31, 2018, the Company had $138.5 million in public deposits, or 18% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of March 31, 2018, the balance of pledged securities required for deposit and repurchase agreement accounts was $131.1 million.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the quarter ended March 31, 2018, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first quarter of 2018, the carrying value of total investments increased $8.4 million, or 5%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy will provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$115,381	69.8%	$103,152	65.5%
State & municipal subdivisions	44,976	27.2	44,306	28.2
Agency - GSE	4,899	3.0	9,099	5.8
Equity securities - financial services	-	-	828	0.5
Total	$165,256	100.0%	$157,385	100.0%

As of March 31, 2018, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at March 31, 2018 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$576	3.35%	$2,444	3.81%	$112,361	3.30%	$115,381	3.31%
State & municipal subdivisions	-	-	922	6.04	3,012	4.88	41,043	4.84	44,977	4.86
Agency - GSE	-	-	1,960	2.58	2,938	2.67	-	-	4,898	2.63
Total debt securities	$-	-%	$3,458	3.57%	$8,394	3.79%	$153,404	3.69%	$165,256	3.70%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $40 thousand and $19 thousand for the three months ended March 31, 2018 and 2017, respectively.  The balance in FHLB stock was $2.3 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $2.2 million, respectively, which approximated their fair values.  During the three months ended March 31, 2018, residential mortgage loans with principal balances of $7.7 million were sold into the secondary market and the Company recognized net gains of $0.1 million, compared to $8.5 million and $0.2 million, respectively, during the three months ended March 31, 2017.  During the three months ended March 31, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand, compared to $2.4 million and $100 thousand, respectively, during the three months ended March 31, 2017.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At March 31, 2018 and December 31, 2017, the servicing portfolio balance of sold residential mortgage loans was $300.5 million and $299.3 million, respectively.  At March 31, 2018 and December 31, 2017, the servicing portfolio balance of sold SBA loans was $5.7 million and $5.6 million, respectively.

Loans and leases

As of March 31, 2018, the Company had gross loans and leases totaling $641.9 million compared to $638.6 million at December 31, 2017.  The growth of $3.3 million, or less than 1%, was largely attributed to the consumer portfolio with the majority of growth from the indirect auto and lease portfolio mitigated by commercial loan payoffs.  The planned growth in the auto and lease portfolio is an ongoing strategy that provides the Company monthly cash flow during a rising rate environment.

Commercial and industrial and commercial real estate

As of March 31, 2018, the commercial and industrial (C&I) portfolio and commercial real estate (CRE) portfolio retracted $5.6 million, or 2%, compared to December 31, 2017.  Specifically, the reduction from the C&I portfolio was $1.8 million, or 2%, and the CRE portfolio was $3.8 million or 2%.  The primary reason for this retraction was soft demand with increased competition along with two relationships where assets were sold resulting in retirement of debt.

The Company does not expect the rate of commercial payoffs to continue and expectations are for commercial loan growth to be at pace with historical growth for the remainder of the year.

Consumer

The consumer loan portfolio grew 4%, or $6.8 million, from $169.7 million at December 31, 2017 to $176.5 million at March 31, 2018.  The growth was largely supported by a 6% or $5.3 million increase in auto loans and leases as well as a 4%, or $2.0 million growth in home equity lines of credit.  This combined increase of $7.3 million offset a $0.6 million decrease in home equity installment balances.

We expect the consumer loan growth to soften in 2018 to 10% as the runoff in the auto and lease portfolio will mitigate growth.  Although the impact of the Tax Act on home equity loan products are not known at this time, targeted  sales and marketing campaigns will be launched, throughout 2018, in order to support home equity loan growth in the face of Tax Act changes.

Residential

The residential loan portfolio grew approximately $2.1 million, or 1%, from $146.8 million at December 31, 2017 to $148.9 million at March 31, 2018.  Held-for-investment and construction real estate mortgages both demonstrated growth in the first quarter of 2018.  Held-for-investment grew $0.8 million to $137.7 million and construction loan balances grew $1.3 million to $11.2 million.  Held-for-investment real estate makes up approximately 93% of the total residential portfolio.

The composition of the loan portfolio at March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$111,812	17.4%	$113,601	17.8%
Commercial real estate:
Non-owner occupied	90,790	14.1	92,851	14.5
Owner occupied	108,226	16.9	109,383	17.1
Construction	5,610	0.9	6,228	1.0
Consumer:
Home equity installment	26,735	4.2	27,317	4.3
Home equity line of credit	55,271	8.6	53,273	8.3
Auto and leases	88,846	13.8	83,510	13.1
Other	5,649	0.9	5,604	0.9
Residential:
Real estate	137,675	21.5	136,901	21.5
Construction	11,243	1.7	9,931	1.5
Gross loans	641,857	100.0%	638,599	100.0%
Less:
Allowance for loan losses	(9,408)		(9,193)
Unearned lease revenue	(704)		(639)
Net loans	$631,745		$628,767

Loans held-for-sale	$1,552		$2,181

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017

Balance at beginning of period	$9,193		$9,364		$9,364

Charge-offs:
Commercial and industrial	(15)		(143)		-
Commercial real estate	(43)		(635)		(67)
Consumer	(112)		(658)		(76)
Residential	(5)		(309)		(38)
Total	(175)		(1,745)		(181)

Recoveries:
Commercial and industrial	54		10		2
Commercial real estate	3		47		10
Consumer	33		67		28
Residential	-		-		-
Total	90		124		40
Net charge-offs	(85)		(1,621)		(141)
Provision for loan losses	300		1,450		325
Balance at end of period	$9,408		$9,193		$9,548

Allowance for loan losses to total loans	1.47%		1.44%		1.54%
Net charge-offs to average total loans outstanding	0.05%		0.26%		0.09%
Average total loans	$641,155		$630,960		$612,582
Loans 30 - 89 days past due and accruing	$3,506		$2,893		$1,434
Loans 90 days or more past due and accruing	$166		$6		$58
Non-accrual loans	$2,907		$3,441		$7,851
Allowance for loan losses to loans 90 days or more past due and accruing	56.67	x	1,532.17	x	164.62	x
Allowance for loan losses to non-accrual loans	3.24	x	2.67	x	1.22	x
Allowance for loan losses to non-performing loans	3.06	x	2.67	x	1.21	x

The allowance for loan losses was $9.4 million at March 31, 2018, $9.2 million at December 31, 2017, and $9.5 million at March 31, 2017.  Relative to the loan portfolio, the allowance decreased from 1.54% of total loans at March 31, 2017 to 1.47% at March 31, 2018, as the actual allowance declined $0.1 million year-over-year, while total gross loans increased $20.0 million.  The inverse movement between allowance levels and total loans was justified by improving asset quality.  The allowance increased from 1.44% of total loans at December 31, 2017 to 1.47% of total loans at March 31, 2018, as growth in the allowance outpaced total loan growth.

During the three month period ended March 31, 2018, management decreased qualitative factor loss estimates due to certain macroeconomic and business factors.  One factor identified a declining trend in delinquency for home equity lines of credit and owner occupied commercial real estate. Due to both of these loan categories seeing a significant year-over-year improvement in total delinquency, along with a more general improvement in consumer and commercial delinquency over the past two years, management felt a decrease in these qualitative factors was justified.

Net charge-offs against the allowance totaled $85 thousand for the three month period ended March 31, 2018 compared with $141 thousand for the three month period ended March 31, 2017.  Although total charge-offs for the first quarter of 2018 were in line with charge-offs for the same 2017 quarter, higher total recoveries caused the decline in net charge-offs.  For the three month period ended March 31, 2018, net charge-offs in the consumer portfolio totaled $79 thousand, or 93% of total net charge-offs.  These charge-offs were taken on a variety of HELOC, auto and leases, and other consumer loans.

For the three month period ended March 31, 2018, allowance levels rose by $0.2 million to $9.4 million, while total loans increased by $3.2 million to $641.2 million compared to $638.0 million at December 31, 2017.  Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  There could be additional instances which become identified in future periods that may require additional charge-offs and/or increases to the allowance due to continued sluggishness in the economy and pressure on property values. In contrast, an abrupt significant increase in the U.S. Prime lending rate could adversely impact the debt service capacity of existing borrowers' ability to repay.

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

	March 31, 2018		December 31, 2017		March 31, 2017
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,988	32%	$4,060	33%	$4,922	34%
Commercial and industrial	1,236	18	1,374	18	1,263	19
Consumer	2,470	27	2,063	26	1,731	24
Residential real estate	1,662	23	1,608	23	1,519	23
Unallocated	52	-	88	-	113	-
Total	$9,408	100%	$9,193	100%	$9,548	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 56% of the total allowance for loan losses at March 31, 2018, which represents a nine percentage point decrease from March 31, 2017 and a three percentage point decrease from December 31, 2017.  The decrease in the commercial loan portfolio allocation was mostly related to the payoff of two large commercial real estate loans with significant specific impairments from a single borrower in the third quarter of 2017 along with the write-down to fair market value of a commercial loan with a large specific impairment in the third quarter of 2017.  The allocation of the allowance for the consumer category of loans, accounted for approximately 26% of the total allowance for loan losses at March 31, 2018, which represents an eight percentage point increase from March 31, 2017 and a four percentage point increase from December 31, 2017.  This higher allocation was mostly related to increases in the qualitative factor assigned for this segment due to the rising rate environment, the Company’s increased auto exposure, and concerns about the urban residential housing market along with the addition of a consumer installment troubled debt restructured loan (TDR) with a large specific impairment in the first quarter of 2018.  The allocation of the allowance for the residential real estate category of loans, accounted for approximately 18% of the total allowance for loan losses at March 31, 2018, which represents a two percentage point increase from March 31, 2017 and a one percentage point increase from December 31, 2017.  The slight increase in allowance allocation for residential real estate was attributed to growth in the residential construction loan segment along with increases in the qualitative factor assigned for this segment due to concerns about the urban residential housing market. The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated was approximately 1% of the total allowance for loan losses at March 31, 2018, which remains unchanged from March 31, 2017 and December 31, 2017.  Management provided the amount to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.  At March 31, 2018, non-performing assets represented 0.79% of total assets compared with 1.28% as of March 31, 2017 and 0.73% as of December 31, 2017.  The year-over-year improvement resulted from a combination of $44.7 million in total asset growth and a $3.8 million net reduction in total non-performing assets.  The year-to-date deterioration in the non-performing assets to total assets ratio resulted from growth in non-performing assets (12% or $0.8 million) outpacing growth in total assets (4% or $33.8 million).

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017

Loans past due 90 days or more and accruing	$166	$6	$58
Non-accrual loans *	2,907	3,441	7,851
Total non-performing loans	3,073	3,447	7,909
Troubled debt restructurings	2,590	1,871	1,745
Other real estate owned and repossessed assets	1,401	973	1,239
Total non-performing assets	$7,064	$6,291	$10,893

Total loans, including loans held-for-sale	$642,705	$640,141	$623,130
Total assets	$897,417	$863,637	$852,686
Non-accrual loans to total loans	0.45%	0.54%	1.26%
Non-performing loans to total loans	0.48%	0.54%	1.27%
Non-performing assets to total assets	0.79%	0.73%	1.28%

* In the table above, the amount includes non-accrual TDRs of $1.2 million as of March 31, 2018, $1.6 million as of December 31, 2017 and $2.5 million as of March 31, 2017.

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

From December 31, 2017 to March 31, 2018, non-performing loans, which consists of accruing loans that were over 90 days past due as well as all non-accrual loans, decreased from $3.5 million to $3.1 million, a $0.4 million, or 11% decrease.  The decrease in non-performing loans was the result of payments received of $0.2 million, charge-offs of $40 thousand, transfers back to accrual of $0.2 million and transfers to ORE of $0.4 million for all non-accrual loans.  These reductions were partially offset by additions and miscellaneous expenses totaling $0.3 million for non-accrual loans along with a $0.2 million increase in accruing loans that were over 90 days past due from December 31, 2017 to March 31, 2018.

From December 31, 2017 to March 31, 2018, the portion of accruing loans that were over 90 days past due increased from $6 thousand to $166 thousand.  Accruing loans over 90 days past due at December 31, 2017 consisted of one loan. Accruing loans over 90 days past due at March 31, 2018 consisted of one loan. The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2017 to March 31, 2018, non-accrual loans of all types decreased by $0.5 million, or 16%, from $3.4 million to $2.9 million.  At December 31, 2017, there were a total of 39 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At March 31, 2018, there were a total of 34 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  The decrease in non-accrual loans is primarily attributed to the transfer to ORE of a consumer HELOC with balance of $0.4 million during the first quarter of 2018.

The composition of non-performing loans as of March 31, 2018 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$111,812	$-	$190	$190	0.17%
Commercial real estate:
Non-owner occupied	90,790	-	527	527	0.58%
Owner occupied	108,226	166	1,013	1,179	1.09%
Construction	5,610	-	167	167	2.98%
Consumer:
Home equity installment	26,735	-	15	15	0.06%
Home equity line of credit	55,271	-	31	31	0.06%
Auto loans and leases *	88,142	-	14	14	0.02%
Other	5,649	-	22	22	0.39%
Residential:
Real estate	137,675	-	928	928	0.67%
Construction	11,243	-	-	-	-
Loans held-for-sale	1,552	-	-	-	-

Total	$642,705	$166	$2,907	$3,073	0.48%

*Net of unearned lease revenue of $0.7 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2018 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $67 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2017 to March 31, 2018, the balance of TDRs increased $0.4 million from fourteen loans to ten unrelated borrowers totaling $3.4 million to fifteen loans to ten unrelated borrowers totaling $3.8 million.  The increase was driven by the addition of two TDRs to a single residential real estate borrower totaling $0.7 million in the first quarter of 2018.  This increase was partially offset by the transfer to ORE of a consumer HELOC TDR with balance of $0.4 million in the first quarter of 2018.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2017, three TDRs totaling $1.6 million were on non-accrual.  At March 31, 2018, two TDRs totaling $1.2 million were on non-accrual.  During the first quarter of 2018, one non-accrual consumer HELOC TDR was transferred to ORE.

The following tables set forth the activity in TDRs as and for the periods indicated:

As of and for the three months ended March 31, 2018
	Accruing				Non-accruing
	Commercial	Commercial	Consumer	Residential	Consumer	Commercial	Residential
(dollars in thousands)	& industrial	real estate	installment	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$-	$-	$395	$542	$636	$3,444
Additions	-	-	414	316	-	-	-	730
Transfers	-	-	-	-	(395)	-	-	(395)
Pay downs / payoffs	-	(11)	-	-	-	-	-	(11)
Charge offs	-	-	-	-	-	-	-	-
Ending balance	$24	$1,836	$414	$316	$-	$542	$636	$3,768
Number of loans	1	10	1	1	-	1	1	15

As of and for the year ended December 31, 2017
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	1,059	-	-	-	1,059
Transfers	-	(969)	-	969	-	-
Pay downs / payoffs	(1)	(41)	-	(227)	(18)	(287)
Charge offs	-	-	(255)	(200)	(227)	(682)
Ending balance	$24	$1,847	$395	$542	$636	$3,444
Number of loans	1	10	1	1	1	14

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

Foreclosed assets held-for-sale

From December 31, 2017 to March 31, 2018, foreclosed assets held-for-sale (ORE) increased from $1.0 million to $1.4 million, a $0.4 million, or 40%, increase.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$973	11	$1,298	13

Additions	445	4	272	5
Pay downs	-		(18)
Write downs	(42)		(100)
Sold	(11)	(2)	(479)	(7)
Balance at end of period	$1,365	13	$973	11

As of March 31, 2018, ORE consisted of thirteen properties from twelve unrelated borrowers totaling $1.4 million.  Four of these properties ($0.4 million) were added in 2018; four of these properties ($0.2 million) were added in 2017; two were added in 2016 ($0.4 million); one was added in 2015 ($0.1 million); one was added in 2014 ($42 thousand); and one was added in 2011 ($0.2 million).  Of the thirteen properties, seven totaling $0.9 million were listed for sale, while the six remaining properties totaling $0.5 million were either in process for disposition or had a signed sales agreement.

As of March 31, 2018, the Company had one other repossessed asset held-for-sale, with a balance of $36 thousand. There was no other repossessed asset held-for-sale at December 31, 2017.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.2 million during the first quarter of 2018.  The Company recorded $0.3 million in depreciation expense which was partially offset by $0.1 million in additions to fixed assets.  For the remainder of 2018, we expect premises and equipment to increase, projected to grow by $1.6 million, net of depreciation, by the end of the year primarily due to the building of a new Back Mountain branch scheduled for completion during the third quarter.

Other assets

During the first quarter of 2018, the $2.7 million, or 17%, increase in other assets was due mostly to $0.8 million from the pending settlement of an investment security purchase, $0.7 million higher prepaid expenses, $0.6 million in higher residual values associated with recording new automobile leases, net of lease disposals and $0.4 million lower net deferred tax liability.  Other items that contributed to the increase were $0.1 million more in construction in process and $0.1 million higher prepaid dealer reserve.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$212,935	27.4%	$202,536	27.7%
Savings and clubs	139,503	18.0	129,992	17.8
Money market	107,852	13.9	111,921	15.3
Certificates of deposit	108,272	14.0	107,066	14.7
Total interest-bearing	568,562	73.3	551,515	75.5
Non-interest bearing	206,729	26.7	178,631	24.5
Total deposits	$775,291	100.0%	$730,146	100.0%

Total deposits increased $45.1 million, or 6%, from $730.2 million at December 31, 2017 to $775.3 million at March 31, 2018.  Non-interest bearing checking accounts contributed the most to the growth with an increase of $28.1 million.  During the first quarter, the Company typically experiences growth in non-interest bearing and interest-bearing deposits due to the seasonal timing of public tax deposits.  Tax deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received.    During the first quarter of 2018, the Company also received approximately $17 million in non-interest bearing deposits from a new business relationship.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  Interest-bearing checking deposits grew $10.4 million due mostly to the seasonal tax activity.  Additionally, savings and clubs continued to grow, increasing by $9.5 million during the first quarter of 2018 and CDs also increased $1.2 million.  These increases were partially offset by a $4.1 million decrease in money market accounts.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company expects asset growth for 2018 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Growth is expected from the opening of a new branch in Back Mountain as well as deposits from school districts, local government entities and a large business relationship.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products continues to be weak with a sustaining preference for non-maturing transaction deposits.  The Company’s portfolio of CDs increased mostly due to a $1.0 million CD opened by a business during the first quarter of 2018.  If rates continue to rise, demand for CDs may also increase thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the

CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of March 31, 2018 and December 31, 2017, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at March 31, 2018 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,097	$16,063	$15,628	$21,464	$58,252
CDARS	1,145	-	-	-	1,145
Total CDs of $100,000 or more	6,242	16,063	15,628	21,464	59,397
CDs of less than $100,000	5,411	5,141	12,569	25,754	48,875
Total CDs	$11,653	$21,204	$28,197	$47,218	$108,272

Certificates of deposit of $250,000 or more amounted to $33.2 million and $30.9 million as of March 31, 2018 and December 31, 2017, respectively.

Including CDARS, approximately 40% of the CDs, with a weighted-average interest rate of 0.89%, are scheduled to mature in 2018 and an additional 38%, with a weighted-average interest rate of 1.26%, are scheduled to mature in 2019.  Of the CDs maturing in 2018, $10 million, or 23%, was to one public customer.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2018, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings decreased $9.9 million during the first quarter of 2018.  Limited utilization of short-term borrowings is projected for 2018.

At March 31, 2018, the Company had $18.7 million in FHLB advances with a weighted average interest rate of 1.39%.  During the first quarter of 2018, the Company paid off $2.5 million of FHLB advances.  The FHLB advances are projected to decrease with another $2.0 million with an interest rate of 1.52% maturing in July 2018.  The remaining $16.7 million will be paid off during the first half of 2019.  As of March 31, 2018, the Company had the ability to borrow an additional $208.4 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$7,455	18.8%
Securities sold under repurchase agreements	8,642	31.6	11,047	27.8
FHLB advances	18,704	68.4	21,204	53.4
Total	$27,346	100.0%	$39,706	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2018, the Company maintained a one-year cumulative gap of positive (asset sensitive) $109.2 million, or 12%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2018:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$32,354	$-	$-	$3,951	$36,305
Investment securities (1)(2)	4,838	18,837	38,590	105,823	168,088
Loans and leases(2)	183,395	118,958	177,809	153,135	633,297
Fixed and other assets	-	20,168	-	39,559	59,727
Total assets	$220,587	$157,963	$216,399	$302,468	$897,417
Total cumulative assets	$220,587	$378,550	$594,949	$897,417

Non-interest-bearing transaction deposits (3)	$-	$20,693	$56,809	$129,227	$206,729
Interest-bearing transaction deposits (3)	166,939	-	146,676	146,675	460,290
Certificates of deposit	11,653	49,401	41,785	5,433	108,272
Repurchase agreements	8,642	-	-	-	8,642
FHLB advances	-	12,000	6,704	-	18,704
Other liabilities	-	-	-	7,278	7,278
Total liabilities	$187,234	$82,094	$251,974	$288,613	$809,915
Total cumulative liabilities	$187,234	$269,328	$521,302	$809,915

Interest sensitivity gap	$33,353	$75,869	$(35,575)	$13,855
Cumulative gap	$33,353	$109,222	$73,647	$87,502

Cumulative gap to total assets	3.7%	12.2%	8.2%	9.8%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2018 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2018 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	4.8%	(9.6)%
Net income	11.2	(21.4)
Economic value at risk:
Economic value of equity	(0.1)	(27.6)
Economic value of equity as a percent of total assets	(0.0)	(4.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2018, the Company’s risk-based capital ratio was 15.19%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2018, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$32,617	$1,495	4.8%
+100 basis points	31,897	775	2.5
Flat rate	31,122	-	-
-100 basis points	29,432	(1,690)	(5.4)
-200 basis points	28,135	(2,987)	(9.6)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of March 31, 2018, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the quarter ended March 31, 2018, the Company accumulated  $20.5 million of cash.  During the period, the Company’s operations provided approximately $3.4 million mostly from $7.5 million of net cash inflow from the components of net interest income and $1.0 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $4.6 million and a $0.6 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, deposits and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down borrowings and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.    In April 2018, the Company signed an operating lease in anticipation of regulatory approval for a new branch location in Mountain Top, PA.  Otherwise, the Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2017.

During the third quarter of 2016, the Company entered into an agreement to acquire all the deposits, certain loans and fixed assets of a bank branch.  The transaction was completed in March 2017.  As a result of this transaction, the Company experienced an increase of $13.9 million in deposits in March 2017.

As of March 31, 2018, the Company maintained $36.3 million in cash and cash equivalents and $167.3 million of investments AFS and loans HFS.  Also as of March 31, 2018, the Company had approximately $208.4 million available to borrow from the FHLB, $21.0 million from correspondent banks, $68.6 million from the FRB and $43.2 million from the CDARS program.  The combined total of $544.8 million represented 61% of total assets at March 31, 2018.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the quarter ended March 31, 2018, total shareholders' equity increased $0.1 million, or less than 1%, due principally from the $2.5 million in net income added into retained earnings which was partially offset by the $2.0 million, after tax decline in the net unrealized gain position in the Company’s investment portfolio.  The Company’s capital position was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by $0.9 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 35.9% for the three months ended March 31, 2018.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2018, the Company reported a net unrealized loss position of $0.6 million, net of tax, from the debt securities AFS portfolio compared to a net unrealized gain of $1.8 million as of December 31, 2017.  The Company experienced $1.4 million in net unrealized losses on mortgage-backed securities and a $0.6 million in net unrealized losses on municipal securities during the first quarter of 2018.   Additionally during the first quarter of 2018, $0.4 million in unrealized gains on equity securities, net of tax, were reclassified to retained earnings.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first quarter of 2018, the Company purchased shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of March 31, 2018 and December 31, 2017, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a combined basis, and the Bank as of March 31, 2018 and December 31, 2017:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2018:

Total capital (to risk-weighted assets)
Consolidated	$95,773	15.2%	≥	$50,450	8.0%	≥	$62,275	9.9%		N/A	N/A
Bank	$95,199	15.1%	≥	$50,405	8.0%	≥	$62,218	9.9%	≥	$63,006	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$87,871	13.9%	≥	$28,378	4.5%	≥	$40,203	6.4%		N/A	N/A
Bank	$87,303	13.9%	≥	$28,353	4.5%	≥	$40,166	6.4%	≥	$40,954	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$87,871	13.9%	≥	$37,838	6.0%	≥	$49,662	7.9%		N/A	N/A
Bank	$87,303	13.9%	≥	$37,803	6.0%	≥	$49,617	7.9%	≥	$50,405	8.0%

Tier I capital (to average assets)
Consolidated	$87,871	10.0%	≥	$35,204	4.0%	≥	$35,204	4.0%		N/A	N/A
Bank	$87,303	9.9%	≥	$35,204	4.0%	≥	$35,204	4.0%	≥	$44,005	5.0%

As of December 31, 2017:

Total capital (to risk-weighted assets)
Consolidated	$93,204	14.9%	≥	$50,028	8.0%	≥	$57,845	9.3%		N/A	N/A
Bank	$93,130	14.9%	≥	$50,122	8.0%	≥	$57,954	9.3%	≥	$62,653	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$28,141	4.5%	≥	$35,957	5.8%		N/A	N/A
Bank	$85,280	13.6%	≥	$28,194	4.5%	≥	$36,025	5.8%	≥	$40,724	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$37,521	6.0%	≥	$45,338	7.3%		N/A	N/A
Bank	$85,280	13.6%	≥	$37,592	6.0%	≥	$45,423	7.3%	≥	$50,122	8.0%

Tier I capital (to average assets)
Consolidated	$85,369	9.9%	≥	$34,471	4.0%	≥	$34,471	4.0%		N/A	N/A
Bank	$85,280	9.9%	≥	$34,483	4.0%	≥	$34,483	4.0%	≥	$43,103	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2017 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2018.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2017 Form 10-K filed with the Securities and Exchange Commission on March 15, 2018.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017;  Consolidated Statements of Income for the three months ended March 31, 2018 and 2017;  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017; Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: May 8, 2018	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 8, 2018	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer