Form 10-Q
period 2018-06-30
FIDELITY D & D BANCORP INC
filed 2018-08-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2018, the latest practicable date, was 3,752,005 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2018

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$15,903	$14,143
Interest-bearing deposits with financial institutions	2,069	1,682
Total cash and cash equivalents	17,972	15,825
Available-for-sale securities	164,403	157,385
Federal Home Loan Bank stock	3,490	2,832
Loans and leases, net (allowance for loan losses of
$9,527 in 2018; $9,193 in 2017)	676,161	628,767
Loans held-for-sale (fair value $1,328 in 2018, $2,221 in 2017)	1,305	2,181
Foreclosed assets held-for-sale	539	973
Bank premises and equipment, net	16,189	16,576
Cash surrender value of bank owned life insurance	20,315	20,017
Accrued interest receivable	3,130	2,786
Goodwill	209	209
Other assets	18,888	16,086
Total assets	$922,601	$863,637
Liabilities:
Deposits:
Interest-bearing	$565,894	$551,515
Non-interest-bearing	212,364	178,631
Total deposits	778,258	730,146
Accrued interest payable and other liabilities	7,234	6,402
Short-term borrowings	29,553	18,502
FHLB advances	18,704	21,204
Total liabilities	833,749	776,254
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,752,005 in 2018; and 3,734,478 in 2017)	29,016	28,361
Retained earnings	61,119	57,218
Accumulated other comprehensive (loss) income	(1,283)	1,804
Total shareholders' equity	88,852	87,383
Total liabilities and shareholders' equity	$922,601	$863,637

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income:
Loans and leases:
Taxable	$7,029	$6,566	$13,728	$12,726
Nontaxable	221	217	433	427
Interest-bearing deposits with financial institutions	42	4	84	10
Restricted regulatory securities	38	37	78	56
Investment securities:
U.S. government agency and corporations	803	658	1,578	1,277
States and political subdivisions (nontaxable)	396	367	766	713
Other securities	6	5	11	11
Total interest income	8,535	7,854	16,678	15,220
Interest expense:
Deposits	886	643	1,690	1,229
Securities sold under repurchase agreements	3	5	10	12
Other short-term borrowings and other	57	80	64	137
FHLB advances	66	59	132	97
Total interest expense	1,012	787	1,896	1,475
Net interest income	7,523	7,067	14,782	13,745
Provision for loan losses	425	225	725	550
Net interest income after provision for loan losses	7,098	6,842	14,057	13,195
Other income:
Service charges on deposit accounts	540	549	1,093	1,092
Interchange fees	506	425	975	825
Fees from trust fiduciary activities	326	308	727	503
Fees from financial services	195	119	372	265
Service charges on loans	136	176	307	396
Fees and other revenue	247	229	479	439
Earnings on bank-owned life insurance	146	157	298	264
Gain (loss) on sale or disposal of:
Loans	168	168	354	452
Available-for-sale debt securities	-	-	6	-
Equity securities	107	-	44	-
Premises and equipment	-	-	(1)	-
Total other income	2,371	2,131	4,654	4,236
Other expenses:
Salaries and employee benefits	3,420	3,239	6,787	6,324
Premises and equipment	929	912	1,897	1,897
Advertising and marketing	217	345	621	580
Professional services	480	528	882	926
Data processing and communication	368	280	722	583
Automated transaction processing	193	184	378	358
Office supplies and postage	104	107	208	230
FDIC assessment	65	68	133	133
PA shares tax	195	47	236	211
Loan collection	28	47	51	107
Other real estate owned	5	109	65	146
Other	158	185	390	353
Total other expenses	6,162	6,051	12,370	11,848
Income before income taxes	3,307	2,922	6,341	5,583
Provision for income taxes	539	739	1,045	1,420
Net income	$2,768	$2,183	$5,296	$4,163
Per share data (1):
Net income - basic	$0.74	$0.59	$1.41	$1.12
Net income - diluted	$0.73	$0.59	$1.40	$1.12
Dividends	$0.24	$0.21	$0.48	$0.41

See notes to unaudited consolidated financial statements
(1)

On August 15, 2017, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend. Per share data for the three and six months ended June 30, 2017 has been restated for the effects thereof.

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017

Net income	$2,768	$2,183	$5,296	$4,163

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(892)	687	(3,369)	714
Reclassification adjustment for net gains realized in income	-	-	(6)	-
Net unrealized (loss) gain	(892)	687	(3,375)	714
Tax effect	188	(234)	709	(243)
Unrealized (loss) gain, net of tax	(704)	453	(2,666)	471
Other comprehensive (loss) income, net of tax	(704)	453	(2,666)	471
Total comprehensive income, net of tax	$2,064	$2,636	$2,630	$4,634

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2018 and 2017
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			4,163		4,163
Other comprehensive income				471	471
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	2,478	90			90
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	519	15			15
Stock-based compensation expense		179			179
Cash dividends declared			(1,539)		(1,539)
Balance, June 30, 2017	2,470,544	$27,565	$54,719	$1,852	$84,136

Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			5,296		5,296
Other comprehensive loss				(2,666)	(2,666)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options	750	14			14
Stock-based compensation expense		492			492
Cash dividends declared			(1,816)		(1,816)
Balance, June 30, 2018	3,752,005	$29,016	$61,119	$(1,283)	$88,852

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2018	2017

Cash flows from operating activities:
Net income	$5,296	$4,163
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,504	1,528
Provision for loan losses	725	550
Deferred income tax expense	511	585
Stock-based compensation expense	432	288
Excess tax benefit from exercise of stock options	4	1
Proceeds from sale of loans held-for-sale	16,452	20,700
Originations of loans held-for-sale	(15,134)	(17,279)
Earnings from bank-owned life insurance	(298)	(264)
Net gain from sales of loans	(354)	(452)
Net gain from sales of investment securities	(50)	-
Net loss from sale and write-down of foreclosed assets held-for-sale	13	75
Net loss from disposal of equipment	1	-
Change in:
Accrued interest receivable	(344)	(456)
Other assets	(2,104)	(3,542)
Accrued interest payable and other liabilities	892	938
Net cash provided by operating activities	7,546	6,835

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	11,425	-
Proceeds from maturities, calls and principal pay-downs	10,397	8,285
Purchases	(32,734)	(31,487)
Increase in FHLB stock	(658)	(1,423)
Net increase in loans and leases	(49,115)	(39,785)
Purchase of life insurance policies	-	(8,000)
Purchases of bank premises and equipment	(821)	(472)
Net cash acquired in acquisition of bank branch	-	11,817
Proceeds from sale of bank premises and equipment	-	6
Proceeds from sale of foreclosed assets held-for-sale	1,097	463
Net cash used in investing activities	(60,409)	(60,596)

Cash flows from financing activities:
Net increase (decrease) in deposits	48,112	(9,832)
Net increase in short-term borrowings	11,051	30,232
Proceeds from issuance of FHLB advances	-	23,704
Repayment of FHLB advances	(2,500)	-
Proceeds from employee stock purchase plan participants	149	126
Exercise of stock options	14	15
Dividends paid, net of dividends reinvested	(1,816)	(1,450)
Net cash provided by financing activities	55,010	42,795
Net increase (decrease) in cash and cash equivalents	2,147	(10,966)
Cash and cash equivalents, beginning	15,825	25,843

Cash and cash equivalents, ending	$17,972	$14,877

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,838	$1,319
Income tax	-	900
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(3,375)	714
Transfers from loans to foreclosed assets held-for-sale	676	202
Transfers from loans to loans held-for-sale	320	2,318

Acquisition of West Scranton Branch from Wayne Bank
Non-cash assets acquired:
Loans		$1,574
Bank premises and equipment		264
Goodwill		209
Accrued interest receivable and other assets		4
Total non-cash assets acquired		$2,051
Liabilities assumed:
Deposits		$13,809
Accrued interest payable and other liabilities		59
Total liabilities assumed		$13,868

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

In the opinion of management, the consolidated balance sheets as of June 30, 2018 and December 31, 2017 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.

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

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2018 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2018 is adequate and reasonable.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of June 30, 2018 and December 31, 2017, loans classified as HFS consisted of residential mortgage loans.

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

•

Gain/loss on ORE sales – Gain/loss on the sale of ORE is recognized at the closing date when the sales proceeds are received.  In seller-financed ORE transactions, the contract is made subject to our normal underwriting standards and pricing.  The Company does not have any obligation or right to repurchase any sales of ORE.

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

The Company adopted this guidance on January 1, 2018.  The adoption did not have a material impact on the consolidated financial statements.  As a result of this guidance, the Company reclassified $0.4 million in net unrealized gains on equity securities from accumulated other comprehensive income to retained earnings on January 1, 2018 and the Company measured the fair value of its loan portfolio using the exit price notion.  See “Fair Value Measurements” in footnote 8 for more information about the fair value measurement of the loan portfolio.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements to clarify how to apply certain aspects of ASU 2016-02 and to simplify adoption and reduce costs.  ASU 2018-11 allows companies the option to apply the provisions of the new lease standard prospectively as of the effective date, without adjusting comparative periods, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company anticipates using this additional transition method.  The amendments in this update are effective upon adoption of Topic 842.

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

As of and for the six months ended June 30, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$1,804

Other comprehensive loss before reclassifications, net of tax	(2,661)
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)
Effect of adopting ASU 2016-01, net of tax*	(421)
Net current-period other comprehensive loss	(3,087)
Ending balance	$(1,283)

*The Company adopted ASU 2016-01 on January 1, 2018.  As a result, unrealized gains on equity securities were reclassified from accumulated other comprehensive income to retained earnings.

As of and for the three months ended June 30, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(579)

Other comprehensive loss before reclassifications, net of tax	(704)
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	(704)
Ending balance	$(1,283)

As of and for the six months ended June 30, 2017
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$1,381

Other comprehensive income before reclassifications, net of tax	471
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	471
Ending balance	$1,852

As of and for the three months ended June 30, 2017
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$1,399

Other comprehensive income before reclassifications, net of tax	453
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	453
Ending balance	$1,852

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Unrealized gains on AFS debt securities	$-	$-	$6	$-	Gain on sale of investment securities
Income tax effect	-	-	(1)	-	Provision for income taxes
Total reclassifications for the period	$-	$-	$5	$-	Net income

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

The amortized cost and fair value of investment securities at June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2018
Available-for-sale debt securities:
Agency - GSE	$5,918	$5	$(46)	$5,877
Obligations of states and political subdivisions	45,233	1,336	(208)	46,361
MBS - GSE residential	114,877	231	(2,943)	112,165

Total available-for-sale debt securities	$166,028	$1,572	$(3,197)	$164,403

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2017
Available-for-sale securities:
Agency - GSE	$9,120	$3	$(24)	$9,099
Obligations of states and political subdivisions	42,300	2,036	(30)	44,306
MBS - GSE residential	103,386	519	(753)	103,152

Total debt securities	154,806	2,558	(807)	156,557

Equity securities - financial services	294	534	-	828

Total available-for-sale securities	$155,100	$3,092	$(807)	$157,385

The Company adopted ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The Company sold all of its equity securities during the first half of 2018.

The amortized cost and fair value of debt securities at June 30, 2018 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	2,816	2,880
Due after five years through ten years	8,523	8,547
Due after ten years	39,812	40,811

MBS - GSE residential	114,877	112,165

Total available-for-sale debt securities	$166,028	$164,403

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2018
Agency - GSE	$4,871	$(46)	$-	$-	$4,871	$(46)
Obligations of states and political subdivisions	9,864	(113)	2,038	(95)	11,902	(208)
MBS - GSE residential	78,856	(1,849)	26,912	(1,094)	105,768	(2,943)
Total	$93,591	$(2,008)	$28,950	$(1,189)	$122,541	$(3,197)
Number of securities	73		21		94

December 31, 2017
Agency - GSE	$6,020	$(14)	$1,008	$(10)	$7,028	$(24)
Obligations of states and political subdivisions	425	(1)	2,109	(29)	2,534	(30)
MBS - GSE residential	61,349	(437)	15,309	(316)	76,658	(753)
Total	$67,794	$(452)	$18,426	$(355)	$86,220	$(807)
Number of securities	45		14		59

The Company had ninety-four debt securities in an unrealized loss position at June 30, 2018, including five agency securities, sixty-seven mortgage-backed securities and twenty-two municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at June 30, 2018:  0.94% for agencies; 2.71% for total MBS-GSE; and 1.72% for municipals.  Of these securities, seventeen mortgage-backed securities and four municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

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

For all security types, as of June 30, 2018, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at June 30, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017

Commercial and industrial	$126,006	$113,601
Commercial real estate:
Non-owner occupied	90,494	92,851
Owner occupied	113,103	109,383
Construction	5,988	6,228
Consumer:
Home equity installment	29,017	27,317
Home equity line of credit	53,911	53,273
Auto loans and leases	105,588	83,510
Other	5,744	5,604
Residential:
Real estate	144,864	136,901
Construction	11,831	9,931
Total	686,546	638,599
Less:
Allowance for loan losses	(9,527)	(9,193)
Unearned lease revenue	(858)	(639)

Loans and leases, net	$676,161	$628,767

Net deferred loan costs of $2.4 million and $2.1 million have been included in the carrying values of loans at June 30, 2018 and December 31, 2017, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.  The residual value of leases is fully guaranteed by the dealerships.  Residual values, a component of other assets on the balance sheet, amounted to $10.4 million and $9.4 million at June 30, 2018 and December 31, 2017, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $302.3 million as of June 30, 2018 and $299.3 million as of December 31, 2017.  Mortgage servicing rights amounted to $1.2 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively.

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

Non-accrual loans, segregated by class, at June 30, 2018 and December 31, 2017, were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017

Commercial and industrial	$100	$36
Commercial real estate:
Non-owner occupied	501	649
Owner occupied	923	942
Construction	159	161
Consumer:
Home equity installment	82	15
Home equity line of credit	31	559
Auto loans and leases	51	5
Residential:
Real estate	916	1,074
Total	$2,763	$3,441

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not consider forgiveness of principal when granting a TDR modification.  Of the TDRs outstanding as of June 30, 2018 and 2017, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the six months ended:
(dollars in thousands)	June 30, 2018			June 30, 2017

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	-	$-	$-	1	$119	$3
Commercial real estate - owner occupied	-	-	-	5	918	163
Consumer home equity installment	1	413	350	-	-	-
Residential real estate	1	316	-	-	-	-
Total	2	$729	$350	6	$1,037	$166

Loans modified as TDRs for the three months ended:
(dollars in thousands)	June 30, 2018			June 30, 2017

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - owner occupied	-	$-	$-	1	$142	$7

In the above tables, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.  For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the six months ended:
(dollars in thousands)	June 30, 2018		June 30, 2017

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	-	$-	1	$142

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of June 30, 2018 and 2017, respectively, the allowance for impaired loans that have been modified in a TDR was $0.8 million and $0.9 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$247	$242	$100	$589	$125,417	$126,006		$-
Commercial real estate:
Non-owner occupied	115	-	501	616	89,878	90,494		-
Owner occupied	599	48	1,087	1,734	111,369	113,103		164
Construction	-	-	159	159	5,829	5,988		-
Consumer:
Home equity installment	600	31	82	713	28,304	29,017		-
Home equity line of credit	365	125	31	521	53,390	53,911		-
Auto loans and leases	283	91	51	425	104,305	104,730	(2)	-
Other	38	21	-	59	5,685	5,744		-
Residential:
Real estate	-	407	916	1,323	143,541	144,864		-
Construction	-	-	-	-	11,831	11,831		-
Total	$2,247	$965	$2,927	$6,139	$679,549	$685,688		$164

(1) Includes $2.8 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $2.4 million.

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

Impaired loans

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the payments in accordance with the contractual terms of the loan.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting payments when due.  The significance of payment delays and/or shortfalls is determined on a case-by-case basis.  All circumstances surrounding the loan are taken into account.  Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record.  Impairment is measured on these loans on a loan-by-loan basis.  Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.

At June 30, 2018, impaired loans totaled $6.7 million consisting of $2.6 million in accruing TDRs, $2.8 million in non-accrual loans and $1.3 million in accruing impaired loans.  At December 31, 2017, impaired loans totaled $6.9 million consisting of $1.9 million in accruing TDRs, $3.4 million in non-accrual loans and $1.6 million in accruing impaired loans.  As of June 30, 2018, the non-accrual loans included two TDRs to two unrelated borrowers totaling $1.1 million compared with three TDRs totaling $1.6 million to three unrelated borrowers as of December 31, 2017.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2018
Commercial and industrial	$195	$76	$48	$124	$-
Commercial real estate:
Non-owner occupied	2,341	1,855	311	2,166	419
Owner occupied	2,713	1,493	971	2,464	418
Construction	382	-	159	159	-
Consumer:
Home equity installment	529	413	82	495	350
Home equity line of credit	70	30	1	31	30
Auto loans and leases	78	-	51	51	-
Other	-	-	-	-	-
Residential:
Real estate	1,564	55	1,177	1,232	1
Construction	-	-	-	-	-
Total	$7,872	$3,922	$2,800	$6,722	$1,218

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2017
Commercial and industrial	$281	$225	$24	$249	$196
Commercial real estate:
Non-owner occupied	2,426	1,975	363	2,338	488
Owner occupied	2,742	1,768	725	2,493	433
Construction	384	-	161	161	-
Consumer:
Home equity installment	48	-	15	15	-
Home equity line of credit	878	32	527	559	25
Auto	13	-	5	5	-
Other	-	-	-	-	-
Residential:
Real estate	1,350	131	943	1,074	37
Construction	-	-	-	-	-
Total	$8,122	$4,131	$2,763	$6,894	$1,179

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

	For the six months ended
	June 30, 2018			June 30, 2017
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$207	$1	$-	$237	$4	$-
Commercial real estate:
Non-owner occupied	2,376	63	-	3,316	63	-
Owner occupied	2,912	41	-	4,819	71	-
Construction	166	-	-	192	-	-
Consumer:
Home equity installment	194	5	-	30	-	-
Home equity line of credit	388	8	-	816	-	-
Auto	14	-	-	25	4	-
Other	6	-	-	5	1	-
Residential:
Real estate	1,278	31	-	1,282	23	-
Construction	-	-	-	-	-	-
Total	$7,541	$149	$-	$10,722	$166	$-

	For the three months ended
	June 30, 2018			June 30, 2017
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$169	$1	$-	$221	$4	$-
Commercial real estate:
Non-owner occupied	2,183	40	-	2,984	28	-
Owner occupied	2,512	23	-	4,829	41	-
Construction	163	-	-	179	-	-
Consumer:
Home equity installment	462	3	-	8	-	-
Home equity line of credit	31	-	-	801	-	-
Auto	32	-	-	21	4	-
Other	11	-	-	3	-	-
Residential:
Real estate	1,238	9	-	1,493	15	-
Construction	-	-	-	-	-	-
Total	$6,801	$76	$-	$10,539	$92	$-

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

The following table presents loans including $2.4 million and $2.1 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2018 and December 31, 2017, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2018
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$124,480	$567	$959	$-	$126,006
Commercial real estate - non-owner occupied	86,543	620	3,331	-	90,494
Commercial real estate - owner occupied	107,722	752	4,629	-	113,103
Commercial real estate - construction	5,829	-	159	-	5,988
Total commercial	$324,574	$1,939	$9,078	$-	$335,591

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	June 30, 2018
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$28,935	$82	$29,017
Home equity line of credit	53,880	31	53,911
Auto loans and leases (1)	104,679	51	104,730
Other	5,744	-	5,744
Total consumer	$193,238	$164	$193,402
Residential
Real estate	$143,948	$916	$144,864
Construction	11,831	-	11,831
Total residential	$155,779	$916	$156,695
Total consumer & residential	$349,017	$1,080	$350,097

(1)Net of unearned lease revenue of $0.9  million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(97)	(130)	(202)		(115)	-	(544)
Recoveries	54	33	66		-	-	153
Provision	10	(149)	702		229	(67)	725
Ending balance	$1,341	$3,814	$2,629		$1,722	$21	$9,527
Ending balance: individually evaluated for impairment	$-	$837	$380		$1	$-	$1,218
Ending balance: collectively evaluated for impairment	$1,341	$2,977	$2,249		$1,721	$21	$8,309
Loans Receivables:
Ending balance (2)	$126,006	$209,585	$193,402	(1)	$156,695	$-	$685,688
Ending balance: individually evaluated for impairment	$124	$4,789	$577		$1,232	$-	$6,722
Ending balance: collectively evaluated for impairment	$125,882	$204,796	$192,825		$155,463	$-	$678,966

(1) Net of unearned lease revenue of $0.9 million.  (2) Includes $2.4 million of net deferred loan costs.

As of and for the three months ended June 30, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,236	$3,988	$2,470	$1,662	$52	$9,408
Charge-offs	(82)	(87)	(90)	(110)	-	(369)
Recoveries	-	30	33	-	-	63
Provision	187	(117)	216	170	(31)	425
Ending balance	$1,341	$3,814	$2,629	$1,722	$21	$9,527

As of and for the year ended December 31, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(143)	(635)	(658)		(309)	-	(1,745)
Recoveries	10	47	67		-	-	124
Provision	432	(58)	820		295	(39)	1,450
Ending balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Ending balance: individually evaluated for impairment	$196	$921	$25		$37	$-	$1,179
Ending balance: collectively evaluated for impairment	$1,178	$3,139	$2,038		$1,571	$88	$8,014
Loans Receivables:
Ending balance (2)	$113,601	$208,462	$169,065	(1)	$146,832	$-	$637,960
Ending balance: individually evaluated for impairment	$249	$4,992	$579		$1,074	$-	$6,894
Ending balance: collectively evaluated for impairment	$113,352	$203,470	$168,486		$145,758	$-	$631,066

(1) Net of unearned lease revenue of $0.6 million.  (2) Includes $2.1 million of net deferred loan costs.

As of and for the six months ended June 30, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834	$1,622	$127	$9,364
Charge-offs	(30)	(368)	(160)	(38)	-	(596)
Recoveries	3	41	44	-	-	88
Provision	335	131	221	(73)	(64)	550
Ending balance	$1,383	$4,510	$1,939	$1,511	$63	$9,406

As of and for the three months ended June 30, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,263	$4,922	$1,731	$1,519	$113	$9,548
Charge-offs	(30)	(301)	(84)	-	-	(415)
Recoveries	1	31	16	-	-	48
Provision	149	(142)	276	(8)	(50)	225
Ending balance	$1,383	$4,510	$1,939	$1,511	$63	$9,406

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and six months ended June 30, 2018, there were 27,894 and 26,674 potentially dilutive shares related to issued and unexercised stock options and SSARs compared to 12,206 and 10,529 for the same 2017 periods, respectively.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 11,137 and 11,006 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2018 compared to 6,148 and 7,243 for the same 2017 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,768	$2,183	$5,296	$4,163
Weighted-average common shares outstanding	3,751,728	3,705,534	3,749,389	3,701,078
Basic EPS	$0.74	$0.59	$1.41	$1.12

Diluted EPS:
Net income available to common shareholders	$2,768	$2,183	$5,296	$4,163
Weighted-average common shares outstanding	3,751,728	3,705,534	3,749,389	3,701,078
Potentially dilutive common shares	39,031	18,354	37,680	17,772
Weighted-average common and potentially dilutive shares outstanding	3,790,759	3,723,888	3,787,069	3,718,850
Diluted EPS	$0.73	$0.59	$1.40	$1.12

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2018 and 2017 under the 2012 stock incentive plans:

	June 30, 2018			June 30, 2017
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	8,400	(3)	$49.50	8,400	(2)	$26.17
Omnibus plan	10,800	(3)	45.83	4,749	(3)	23.93
Omnibus plan	50	(1)	49.50	75	(1)	26.17
Total	19,250		$47.44	13,224		$25.36

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59
Granted	8,400	10,850	19,250	47.44
Vested	(4,200)	(5,794)	(9,994)	23.69
Non-vested balance at June 30, 2018	12,600	17,360	29,960	$38.99

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2017	53,360	$4.20	8.5
Granted	38,941	13.73	10.0
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2018	92,301	$8.22	8.7

Of  the SSARs outstanding at June 30, 2018,  27,453 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2018 and 2017 and the unrecognized stock-based compensation expense as of June 30, 2018:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Stock-based compensation expense:
Director stock incentive plan	$62	$27	$113	$61
Omnibus stock incentive plan	132	50	236	95
Employee stock purchase plan	-	-	143	23
Total stock-based compensation expense	$194	$77	$492	$179

In addition, during the three and six months ended June 30, 2018, the Company reversed accruals of ($35 thousand)  and ($60 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.  The Company accrued $54 thousand and $109 thousand in stock-based compensation expense during the three and six months ended June 30, 2017.

As of
(dollars in thousands)	June 30, 2018
Unrecognized stock-based compensation expense:
Director plan	$422
Omnibus plan	1,076
Total unrecognized stock-based compensation expense	$1,498

The unrecognized stock-based compensation expense as of June 30, 2018 will be recognized ratably over the periods ended January 2021 and January 2021 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the six months ended June 30, 2018 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2017	750	$18.50	0.2
Granted	-	-
Exercised	(750)	18.50
Forfeited	-	-
Outstanding and exercisable, June 30, 2018	-	$-	-

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

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30, 2018,  76,484 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$17,972	$17,972	$17,972	$-	$-
Available-for-sale debt securities	164,403	164,403	-	164,403	-
FHLB stock	3,490	3,490	-	3,490	-
Loans and leases, net	676,161	667,199	-	-	667,199
Loans held-for-sale	1,305	1,328	-	1,328	-
Accrued interest receivable	3,130	3,130	-	3,130	-
Financial liabilities:
Deposits with no stated maturities	667,573	667,573	-	667,573	-
Time deposits	110,685	109,028	-	109,028	-
Short-term borrowings	29,553	29,553	-	29,553	-
FHLB advances	18,704	18,583	-	18,583	-
Accrued interest payable	404	404	-	404	-

December 31, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,825	$15,825	$15,825	$-	$-
Available-for-sale securities	157,385	157,385	828	156,557	-
FHLB stock	2,832	2,832	-	2,832	-
Loans and leases, net	628,767	625,052	-	-	625,052
Loans held-for-sale	2,181	2,221	-	2,221	-
Accrued interest receivable	2,786	2,786	-	2,786	-
Financial liabilities:
Deposits with no stated maturities	623,080	623,080	-	623,080	-
Time deposits	107,066	105,758	-	105,758	-
Short-term borrowings	18,502	18,502	-	18,502	-
FHLB advances	21,204	21,066	-	21,066	-
Accrued interest payable	346	346	-	346	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,877	$-	$5,877	$-
Obligations of states and political subdivisions	46,361	-	46,361	-
MBS - GSE residential	112,165	-	112,165	-
Total available-for-sale debt securities	$164,403	$-	$164,403	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$9,099	$-	$9,099	$-
Obligations of states and political subdivisions	44,306	-	44,306	-
MBS - GSE residential	103,152	-	103,152	-
Equity securities - financial services	828	828	-	-
Total available-for-sale securities	$157,385	$828	$156,557	$-

Equity securities are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending June 30, 2018 and December 31, 2017, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2018 and December 31, 2017, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,704	$-	$-	$2,704
Other real estate owned	532	-	-	532
Total	$3,236	$-	$-	$3,236

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,952	$-	$-	$2,952
Other real estate owned	814	-	-	814
Total	$3,766	$-	$-	$3,766

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

At June 30, 2018 and December 31, 2017, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -17.30% to -49.89% and from -15.95% to -51.55% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -27.05% as of June 30, 2018 and -23.03% as of December 31, 2017, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2018 and December 31, 2017, the discounts applied to the appraised values of ORE ranged from -25.71% to -68.96% and from -17.95% to -99.00%, respectively.  As of June 30, 2018 and December 31, 2017, the weighted-average of discount to the appraisal values of ORE amounted to -38.09% and -35.30% respectively.

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

The Company recognized $41 thousand of acquisition-related costs during 2017.  These costs were expensed as incurred and are presented in non-interest expenses on the consolidated statements of income.  Costs incurred in 2017 consist principally of legal fees and other professional fees.

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

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $20.3 million and $19.7 million, respectively, as of June 30, 2018 and 2017 and is reflected as an asset on the consolidated balance sheets.  As of June 30, 2018 and 2017, the Company has recorded income of $298 thousand and $264 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of June 30, 2018, the policies had total death benefits of $20.5 million of which $4.0 million would have been paid to the officer’s beneficiaries and the remaining $16.5 million would have been paid to the Bank.  In addition,  three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of June 30, 2018, the Company accrued expenses of $47 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of June 30, 2018, the Company accrued expenses of $624 thousand in connection with the SERP.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2018 compared to December 31, 2017 and a comparison of the results of operations for the three and six months ended June 30, 2018 and 2017.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2017 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets and to increase low cost core deposits.  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  Currently, the Company is constructing a new branch in Back Mountain, PA in order to expand our presence in Luzerne County, which is expected to open in the fourth quarter of 2018.  We incurred $0.7 million in investment costs related to the construction of this new branch during the first half of 2018 and expect another $1.5 million during the second half of 2018.  In addition, the Company has received regulatory approval to add a branch location in Mountain Top, PA.  We currently expect that this branch will open during the first half of 2019.

On August 15, 2017, the Company declared a three-for-two stock split to shareholders effected in the form of a 50% stock dividend.  All share and per share information included in the accompanying management’s discussion and analysis has been retroactively adjusted to reflect this stock split.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of improvement, the general operating environment and our local market area continue to remain challenging and local competition is strong.  For the near-term, we expect to continue to operate in a rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 50 basis points so far during 2018.  Expectations are for short-term rates to continue to rise this year, potentially pressuring deposit rate pricing.  The U.S. Treasury yield curve is expected to flatten even further in 2018.  The national unemployment rate for June 2018 was 4.0%, down one percentage point from December 2017.  Growth in all loan sectors at prudent pricing should mitigate the projected increase in interest expense from higher deposit and borrowing rates and help maintain an acceptable interest rate margin during 2018 and beyond.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) decreased during the first half of 2018, but continued to lag behind the unemployment rates of the state and nation.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at June 30, 2018 was 4.9%, a decrease of 0.1 percentage points from 5.0% at December 31, 2017 and a decrease from 5.6% at June 30, 2017.  The local unemployment rate slightly decreased during the first half of 2018 due to an increase in jobs as more people entered the labor force.  Seasonal fluctuations in unemployment are expected.  The median home values in the region have gone up 8.1% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to fall 2.5% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which management believes provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures.  In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2018 compared to 34% at June 30, 2017.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Interest income (GAAP)	$8,535	$7,854	$16,678	$15,220
Adjustment to FTE	175	324	340	633
Interest income adjusted to FTE (Non-GAAP)	8,710	8,178	17,018	15,853
Interest expense	1,012	787	1,896	1,475
Net interest income adjusted to FTE (Non-GAAP)	$7,698	$7,391	$15,122	$14,378

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$6,162	$6,051	$12,370	$11,848

Net interest income (GAAP)	7,523	7,067	14,782	13,745
Plus: taxable equivalent adjustment	175	324	340	633
Non-interest income (GAAP)	2,371	2,131	4,654	4,236
Net interest income (FTE) plus non-interest income (non-GAAP)	$10,069	$9,522	$19,776	$18,614
Efficiency ratio (non-GAAP)	61.20%	63.55%	62.55%	63.65%

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

Comparison of the results of operations

Three and six months ended June 30, 2018 and 2017

Overview

For the second quarter of 2018, the Company generated net income of $2.8 million, or $0.73 per diluted share, compared to $2.2 million, or $0.59 per diluted share, for the second quarter of 2017.  The $0.6 million, or 27%, increase in net income stemmed from $0.5 million more net interest income, $0.2 million in additional non-interest income and $0.2 million less provision for income taxes which more than offset $0.2 million more provision for loan losses and a $0.1 million rise in non-interest expenses.  In the year-to-date comparison, net income grew $1.1 million, or 27%, to $5.3 million, or $1.40 per diluted share, for the first half of 2018 from $4.2 million, or $1.12 per diluted share, for the first half of 2017.  As in the quarterly comparison, higher net interest income and non-interest income combined with a lower provision for income taxes were partially offset by higher non-interest expenses and provision for loan losses.

Return on average assets (ROA) was 1.24% and 1.04% for the second quarters of 2018 and 2017, respectively, and 1.20% and 1.01% for the six months ended June 30, 2018 and 2017, respectively.  During the same time periods, return on average shareholders’ equity (ROE) was 12.60% and 10.49%, respectively, and 12.18% and 10.18%, respectively.  The increase in ROA and ROE was the result of the higher pace of net income growth during 2018 as assets and equity continue to increase.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2018, net interest income increased $0.5 million, or 6%, to $7.5 million from $7.0 million for the second quarter of 2017 due to interest income increasing faster than interest expense.  The $0.7 million growth in interest income was produced by adding $48.7 million in average interest-earning assets combined with a higher yield earned on those assets.  The loan portfolio contributed $0.5 million to this interest income growth due to $27.0 million more average loans earning a higher yield.  A larger average balance of higher yielding mortgage-backed securities produced $0.2 million more interest income from investments.  On the liability side, $29.9 million in additional average interest-bearing deposits with a 15 basis point increase in rates paid on these deposits resulted in $0.2 million more interest expense for the second quarter of 2018 compared to the 2017 like period.

Net interest income increased $1.0 million, or 8%, from $13.8 million for the six months ended June 30, 2017 to $14.8 million for the six months ended June 30, 2018, due to higher interest income which more than offset the additional interest expense.  Total average interest-earning assets increased $52.4 million along with an increase in the yields earned thereon resulting in $1.5 million of growth in interest income.  In the loan portfolio, the Company experienced average balance growth of $27.8 million combined with higher yields in the commercial and residential portfolios, which had the effect of producing $1.0 million more interest income.  Although all loan portfolios showed more interest income, the consumer loan portfolio increased due to average balance growth while the commercial and residential loan portfolios experienced growth mostly due to higher yields.  In the investment portfolio, an increase in the average balances of mortgage-backed securities was the biggest driver of interest income growth of $0.4 million.  On the liability side, total interest-bearing liabilities grew $24.2 million on average with a 12 basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $42.9 million was partially offset by a decline of $18.7 million in average borrowings which had a minimal effect on interest expense.  The increase in interest expense of $0.4 million was primarily caused by the 13 basis point increase in rates paid on interest-bearing deposits.

The FTE net interest rate spread decreased by thirteen and nine basis points, respectively, for the three and six months ended June 30, 2018 compared to the same 2017 periods.  Over the same periods, the FTE net interest margin decreased by seven and six basis points, respectively.  The Company’s lower tax rate in 2018 caused FTE interest income from nontaxable interest-earning assets to decline.  The negative impact of this lower FTE adjustment had the effect of reducing net interest rate spread by eight and seven basis points and margin by eight and eight basis points, respectively.  The rates paid on interest-bearing liabilities rose faster than the yields earned on interest-earning assets causing a further decline in net interest rate spread.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased nine and eight basis points for the three and six months ended June 30, 2018 compared to the same period in 2017.  The primary reason for the increase was higher average interest-bearing deposits and the rates paid thereon.

For the second half of 2018, the Company expects to operate in an increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for 2018, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The FOMC has been gradually increasing the short-term federal funds rate since the end of 2015, and it has started to effect the rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 25 basis points in March 2018 and another 25 basis points in June 2018.  The focus for the remainder of 2018 is to manage net interest income after years of a sustained low interest rate environment through a rising rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow in 2018 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is currently expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 67 and 63 basis points for the three and six months ended June 30, 2018,  respectively, and 53 and 51 basis points for the three and six months ended June 30, 2017, respectively.  During both periods, an increase in average interest-bearing deposits and their rates primarily caused the higher cost of interest-bearing liabilities.  During 2017 and 2018, rates paid on interest-bearing deposits started to increase from historic low levels.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2018.  Competition among banks has already begun to pressure banks to increase deposit rates.  If rates continue to rise, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% at June 30, 2018 and 34% at June 30, 2017 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $163 thousand and $132 thousand during the second quarters of 2018 and 2017, respectively, and $303 thousand and $240 thousand for the six months ended June 30, 2018 and 2017, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2018			June 30, 2017
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,217	$42	1.84%	$2,095	$4	0.88%
Restricted regulatory securities	2,826	38	5.40	3,438	37	4.33
Investments:
Agency - GSE	5,344	36	2.67	18,185	64	1.42
MBS - GSE residential	116,427	767	2.64	91,721	594	2.60
State and municipal (nontaxable)	45,247	512	4.53	42,120	577	5.49
Other	463	6	5.29	294	8	10.06
Total investments	167,481	1,321	3.16	152,320	1,243	3.27
Loans and leases:
C&I and CRE (taxable)	289,638	3,514	4.87	295,892	3,506	4.75
C&I and CRE (nontaxable)	30,863	280	3.64	32,794	329	4.02
Consumer	128,770	1,282	3.99	101,261	1,051	4.16
Residential real estate	208,239	2,233	4.30	200,572	2,009	4.02
Total loans and leases	657,510	7,309	4.46	630,519	6,895	4.39
Total interest-earning assets	837,034	8,710	4.17%	788,372	8,179	4.16%
Non-interest earning assets	59,312			57,535
Total assets	$896,346			$845,907

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$209,431	$288	0.55%	$188,950	$176	0.37%
Savings and clubs	136,633	62	0.18	127,701	41	0.13
MMDA	110,238	216	0.79	117,113	183	0.62
Certificates of deposit	109,258	320	1.17	101,933	243	0.96
Total interest-bearing deposits	565,560	886	0.63	535,697	643	0.48
Repurchase agreements	8,188	3	0.14	9,333	5	0.21
Overnight borrowings	11,062	57	2.07	28,077	80	1.15
FHLB advances	18,704	66	1.41	19,873	59	1.19
Total interest-bearing liabilities	603,514	1,012	0.67%	592,980	787	0.53%
Non-interest bearing deposits	197,355			163,869
Non-interest bearing liabilities	7,330			5,603
Total liabilities	808,199			762,452
Shareholders' equity	88,147			83,455

Total liabilities and shareholders' equity	$896,346			$845,907
Net interest income - FTE		$7,698			$7,392

Net interest spread			3.50%			3.63%
Net interest margin			3.69%			3.76%
Cost of funds			0.51%			0.42%

	Six months ended
(dollars in thousands)	June 30, 2018			June 30, 2017
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$10,283	$84	1.65%	$2,083	$10	1.01%
Restricted regulatory securities	2,645	78	5.94	3,328	56	3.41
Investments:
Agency - GSE	6,350	70	2.21	18,237	128	1.41
MBS - GSE residential	114,757	1,508	2.65	88,648	1,149	2.61
State and municipal (nontaxable)	43,941	989	4.54	41,151	1,122	5.50
Other	381	12	6.60	295	15	10.12
Total investments	165,429	2,579	3.14	148,331	2,414	3.28
Loans and leases:
C&I and CRE (taxable)	290,103	6,925	4.81	293,955	6,720	4.61
C&I and CRE (nontaxable)	30,584	549	3.62	30,923	648	4.22
Consumer	123,079	2,430	3.98	97,669	2,052	4.24
Residential real estate	205,612	4,373	4.29	199,053	3,954	4.01
Total loans and leases	649,378	14,277	4.43	621,600	13,374	4.34
Total interest-earning assets	827,735	17,018	4.15%	775,342	15,854	4.12%
Non-interest earning assets	60,383			54,741
Total assets	$888,118			$830,083

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$211,347	$535	0.51%	$183,088	$341	0.38%
Savings and clubs	135,811	121	0.18	125,289	79	0.13
MMDA	110,162	419	0.77	116,524	362	0.63
Certificates of deposit	108,288	615	1.14	97,814	447	0.92
Total interest-bearing deposits	565,608	1,690	0.60	522,715	1,229	0.47
Repurchase agreements	11,367	10	0.17	11,491	12	0.21
Overnight borrowings	6,210	64	2.07	26,980	137	1.03
FHLB advances	18,952	132	1.41	16,754	97	1.16
Total interest-bearing liabilities	602,137	1,896	0.63%	577,940	1,475	0.51%
Non-interest bearing deposits	191,256			164,103
Non-interest bearing liabilities	7,031			5,553
Total liabilities	800,424			747,596
Shareholders' equity	87,694			82,487
Total liabilities and shareholders' equity	$888,118			$830,083
Net interest income - FTE		$15,122			$14,379

Net interest spread			3.52%			3.61%
Net interest margin			3.68%			3.74%
Cost of funds			0.48%			0.40%

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

	Six months ended June 30,
(dollars in thousands)	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$63	$11	$74	$(58)	$22	$(36)
Restricted regulatory securities	(13)	35	22	35	(8)	27
Investments:
Agency - GSE	(108)	50	(58)	(1)	17	16
MBS - GSE residential	341	18	359	201	324	525
State and municipal	48	5	53	107	(27)	80
Other	3	(3)	-	-	(1)	(1)
Total investments	284	70	354	307	313	620
Loans and leases:
Residential real estate	135	284	419	188	59	247
C&I and CRE	(92)	303	211	442	250	692
Consumer	509	(131)	378	704	(485)	219
Total loans and leases	552	456	1,008	1,334	(176)	1,158
Total interest income	886	572	1,458	1,618	151	1,769

Interest expense:
Deposits:
Interest-bearing checking	60	135	195	44	84	128
Savings and clubs	7	34	41	4	1	5
Money market	(20)	77	57	(51)	(9)	(60)
Certificates of deposit	51	117	168	(15)	24	9
Total deposits	98	363	461	(18)	100	82
Repurchase agreements	-	(2)	(2)	-	-	-
Overnight borrowings	(151)	78	(73)	132	(8)	124
FHLB advances	14	21	35	97	-	97
Total interest expense	(39)	460	421	211	92	303
Net interest income	$925	$112	$1,037	$1,407	$59	$1,466

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the second quarter of 2018, the provision for loan losses increased $0.2 million to $0.4 million from $0.2 million for the second quarter of 2017.  For the six months ended June 30, 2018 and 2017, the Company recorded a provision for loan losses of $0.7 million and $0.5 million, respectively, a $0.2 million increase.  The provision for loan losses derives from the reserve required from the allowance for loan losses calculation.  In both the quarter and year-to-date comparisons, the increase was primarily due to loan growth from auto and residential loans as well as certain macroeconomic factors associated with them.  These macroeconomic factors included risks inherent with higher auto loan portfolio concentrations and decreasing market values in certain urban markets within the residential portfolio.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2018, non-interest income amounted to $2.4 million, a $0.2 million, or 11%, increase compared to $2.2 million recorded for the second quarter of 2017.  The biggest contributor to this increase was $0.1 million more gains on the sale of securities from the complete liquidation of the equity portfolio during the second quarter of 2018.  Interchange fees grew almost $0.1 million due to a higher volume of debit card transactions.  The Company also experienced nearly $0.1 million higher fees from financial services.

Non-interest income totaled $4.6 million for the six months ended June 30, 2018, an increase of $0.4 million, or 10%, from the $4.2 million recorded for the same 2017 period.  Trust fees were $0.2 million higher due to the larger level of assets under management.  There were also increases in debit card interchange fees of $0.2 million, financial service fees of $0.1 million and $0.1 million in gains on the sale of securities.  These increases were partially offset by $0.1 million less gains on loan sales and $0.1 million lower service charges on loans.

Other operating expenses

For the quarter ended June 30, 2018, total other operating expenses totaled $6.2 million, an increase of $0.1 million, or 2%, compared to $6.1 million for the same 2017 quarter.  Salary and employee benefits rose $0.2 million, or 6%, to $3.4 million for the second quarter of 2018 from $3.2 million for the second quarter of 2017.  The basis of the increase includes $0.1 million in increased salaries and $0.1 million in additional incentive compensation.  PA shares tax increased $0.1 million due to the timing of a tax credit received for a donation made in the second quarter of 2017 that was made in the first quarter of 2018.  Data processing and communications expense increased $0.1 million during the second quarter of 2018 compared to the second quarter of 2017 because a higher level of accounts and transactions led to additional data center service costs.  Partially offsetting these increases was a $0.1 million decrease in advertising and marketing expense from the timing of the educational improvement donation mentioned above.  Other real estate owned (ORE) expense also declined $0.1 million due to the sale of several ORE properties during the second quarter of 2018.

For the six months ended June 30, 2018, non-interest expenses increased $0.5 million, or 4%, compared to the six months ended June 30, 2017, from $11.9 million to $12.4 million.  Salaries and employee benefit expenses contributed the most to the increase growing $0.5 million, or 7%.  The increase stemmed from staff additions and salary increases, additional stock-based compensation expense and expenses from a post-retirement benefit plan entered into at the end of the first quarter of 2017.  Data processing and communications expense also increased $0.1 million.  Partially offsetting these increases was $0.1 million less ORE expense.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, for the six months ended June 30, 2018 and 2017 were 1.75% and 1.85%, respectively.  The expense ratio decreased because of higher average assets during the six months ended June 30, 2018 compared to the same 2017 period.  The efficiency ratio decreased from 63.65% at June 30, 2017 to 62.55% at June 30, 2018 due to higher total revenue.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and as a result the Company’s federal corporate tax rate was reduced from 34% to 21% effective January 1, 2018.  The provision for income taxes decreased $0.4 million, or 26%, from $1.4 million for the six months ended June 30, 2017 to $1.0 million for the six months ended June 30, 2018 despite higher income before taxes due to the lower corporate tax rate.  The Company's effective tax rate was 16.5% at June 30, 2018 compared to 25.4% at June 30, 2017.

Comparison of financial condition at

June 30, 2018 and December 31, 2017

Overview

Consolidated assets increased $59.0 million, or 7%, to $922.6 million as of June 30, 2018 from $863.6 million at December 31, 2017.  The increase in assets occurred principally in the loan and investment portfolios.  The asset growth was funded mostly by growth in deposits of $48.1 million and short-term borrowings of $11.1 million.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  All of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Beginning on January 1, 2018, equity securities are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within the consolidated statements of income as a component of non-interest income.  The Company sold all of its remaining equity securities during the second quarter of 2018.  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of June 30 2018, the carrying value of investment securities amounted to $164.4 million, or 18% of total assets, compared to $157.4 million, or 18% of total assets, at December 31, 2017.  On June 30, 2018, 68% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2018 and December 31, 2017.  The AFS securities were recorded with a net unrealized loss of $1.6 million and a net unrealized gain of $2.3 million as of June 30, 2018 and December 31, 2017.  On January 1, 2018, $0.5 million of net unrealized gains on equity securities were reclassified from AOCI to retained earnings.  Of the remaining net decline in the unrealized gain position of $3.4 million, $2.5 million was net unrealized losses on mortgages-backed securities and $0.9 was net unrealized losses on municipal securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of June 30, 2018, the Company had $119.4 million in public deposits, or 15% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of June 30, 2018, the balance of pledged securities required for deposit and repurchase agreement accounts was $123.6 million, or 75% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the six months ended June 30, 2018, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first half of 2018, the carrying value of total investments increased $7.0 million, or 4%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$112,165	68.2%	$103,152	65.5%
State & municipal subdivisions	46,361	28.2	44,306	28.2
Agency - GSE	5,877	3.6	9,099	5.8
Equity securities - financial services	-	-	828	0.5
Total	$164,403	100.0%	$157,385	100.0%

As of June 30, 2018, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at June 30, 2018 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$507	3.32%	$2,258	3.81%	$109,400	3.30%	$112,165	3.31%
State & municipal subdivisions	-	-	930	6.04	4,620	4.52	40,811	4.82	46,361	4.81
Agency - GSE	-	-	1,950	2.58	3,927	2.75	-	-	5,877	2.70
Total debt securities	$-	-%	$3,387	3.58%	$10,805	3.72%	$150,211	3.70%	$164,403	3.70%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $38 thousand and $78 thousand for the three and six months ended June 30, 2018 and $37 thousand and $56 thousand for the same 2017 periods, respectively.  The balance in FHLB stock was $3.5 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, loans HFS consisted of residential mortgages with carrying amounts of $1.3 million and $2.2 million, respectively, which approximated their fair values.  During the six months ended June 30, 2018, residential mortgage loans with principal balances of $15.9 million were sold into the secondary market and the Company recognized net gains of $0.3 million, compared to $18.1 million and $0.4 million, respectively, during the six months ended June 30, 2017.  During the six months ended June 30, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand, compared to $2.4 million and $100 thousand, respectively, during the six months ended June 30, 2017.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At June 30, 2018 and December 31, 2017, the servicing portfolio balance of sold residential mortgage loans was $302.3 million and $299.3 million, respectively.  At June 30, 2018 and December 31, 2017, the servicing portfolio balance of sold SBA loans was $5.7 million and $5.6 million, respectively.

Loans and leases

As of June 30, 2018, the Company had gross loans and leases totaling $686.5 million compared to $638.6 million at December 31, 2017.  The growth of $47.9 million, or 8%, was largely attributed to the consumer portfolio, more specifically the auto and lease portfolio, as well as a temporary advance to a commercial and industrial client.  For the third quarter of 2018, growth in the auto and lease category is expected to slow and the commercial and industrial category will be reduced due to the pay off in July of the aforementioned credit.

Commercial and industrial and commercial real estate

As of June 30, 2018, the commercial and industrial (C&I) portfolio and commercial real estate (CRE) portfolio recognized growth of $13.5 million, or 4%, compared to December 31, 2017.  This increase was mainly attributed to a C&I short-term borrowing which comprised 3% of the commercial growth.  This growth was expected due to the temporary advance of credit to one commercial borrower with a balance of $9.8 million at June 30, 2018 which was held in an interest-bearing checking account and paid off in July.

Consumer

The consumer loan portfolio grew 13%, or $24.6 million, from $169.7 million at December 31, 2017 to $194.3 million at June 30, 2018.  The growth was largely supported by a 26%, or $22.1 million, increase in auto loans and leases. Home equity loans also increased $2.3 million, or 3%, over the same period.

We expect the consumer loan growth to soften in 2018 to 9% as the runoff in the auto and lease portfolio will begin to dilute growth.  Although the impact of the Tax Act on home equity loan products are not known at this time, targeted  sales and marketing campaigns will be launched, throughout 2018, in order to support home equity loan volume in the face of Tax Act changes.

Residential

The residential loan portfolio grew approximately $9.9 million, or 7%, from $146.8 million at December 31, 2017 to $156.7 million at June 30, 2018.  Held-for-investment and construction real estate mortgages both demonstrated growth in the second quarter of 2018.  Held-for-investment residential loans grew $8.0 million from $136.9 million to $144.9 million and construction loan balances grew $1.9 million from $9.9 million to $11.8 million.  Held-for-investment real estate makes up approximately 92% of the total residential portfolio.

The composition of the loan portfolio at June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$126,006	18.3%	$113,601	17.8%
Commercial real estate:
Non-owner occupied	90,494	13.2	92,851	14.5
Owner occupied	113,103	16.5	109,383	17.1
Construction	5,988	0.9	6,228	1.0
Consumer:
Home equity installment	29,017	4.2	27,317	4.3
Home equity line of credit	53,911	7.9	53,273	8.3
Auto and leases	105,588	15.4	83,510	13.1
Other	5,744	0.8	5,604	0.9
Residential:
Real estate	144,864	21.1	136,901	21.5
Construction	11,831	1.7	9,931	1.5
Gross loans	686,546	100.0%	638,599	100.0%
Less:
Allowance for loan losses	(9,527)		(9,193)
Unearned lease revenue	(858)		(639)
Net loans	$676,161		$628,767

Loans held-for-sale	$1,305		$2,181

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2018		December 31, 2017		June 30, 2017

Balance at beginning of period	$9,193		$9,364		$9,364

Charge-offs:
Commercial and industrial	(97)		(143)		(30)
Commercial real estate	(130)		(635)		(368)
Consumer	(202)		(658)		(160)
Residential	(115)		(309)		(38)
Total	(544)		(1,745)		(596)

Recoveries:
Commercial and industrial	54		10		3
Commercial real estate	33		47		41
Consumer	66		67		44
Residential	-		-		-
Total	153		124		88
Net charge-offs	(391)		(1,621)		(508)
Provision for loan losses	725		1,450		550
Balance at end of period	$9,527		$9,193		$9,406

Allowance for loan losses to total loans	1.39%		1.44%		1.48%
Net charge-offs to average total loans outstanding	0.12%		0.26%		0.16%
Average total loans	$649,378		$630,960		$621,600
Loans 30 - 89 days past due and accruing	$3,212		$2,893		$1,188
Loans 90 days or more past due and accruing	$164		$6		$245
Non-accrual loans	$2,763		$3,441		$6,529
Allowance for loan losses to non-accrual loans	3.45	x	2.67	x	1.44	x
Allowance for loan losses to non-performing loans	3.25	x	2.67	x	1.39	x

The allowance for loan losses was $9.5 million at June 30, 2018, $9.2 million at December 31, 2017, and $9.4 million at June 30, 2017.  Relative to the loan portfolio, the allowance decreased from 1.48% of total loans at June 30, 2017 to 1.39% at June 30, 2018, as the actual allowance increased $0.1 million, or 1%, year-over-year, while total loans increased $49.8 million, or 8%.  The decline in the allowance relative to total loans was driven by improving asset quality.  The allowance decreased from 1.44% of total loans at December 31, 2017 to 1.39% of total loans at June 30, 2018, as loan growth, including the $9.8 million short-term cash secured loan advance held over quarter end, outpaced growth in the allowance.

During the three month period ended June 30, 2018, management maintained all qualitative factors at the March 31, 2018 levels.  During the period ended March 31, 2018, management reduced qualitative factors associated with owner-occupied commercial real estate and residential home equity lines of credit due to lower levels of delinquency associated with these loans.

Net charge-offs against the allowance totaled $0.4 million for the six month period ended June 30, 2018 compared with $0.5 million for the six month period ended June 30, 2017.  Although total charge-offs for the first two quarters of 2018 were in line with charge-offs for the over the same period in 2017, higher total recoveries caused the decline in net charge-offs.  The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the	% of Total	For the	% of Total
	six months ended	Net	six months ended	Net
(dollars in thousands)	June 30, 2018	Charge-offs	June 30, 2017	Charge-offs

Net charge-offs
Commerical and industrial	$(43)	11%	$(27)	5%
Commercial real estate	(97)	25	(327)	64
Consumer	(136)	35	(116)	23
Residential	(115)	29	(38)	7
Total net charge-offs	$(391)	100%	$(508)	100%

For the six month period ended June 30, 2018, allowance levels rose by $0.3 million to $9.5 million, while total loans increased by $47.7 million to $685.7 million compared to $638.0 million at December 31, 2017.  Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

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

	June 30, 2018		December 31, 2017		June 30, 2017
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,814	31%	$4,060	33%	$4,510	33%
Commercial and industrial	1,341	18	1,374	18	1,383	19
Consumer	2,629	28	2,063	26	1,939	25
Residential real estate	1,722	23	1,608	23	1,511	23
Unallocated	21	-	88	-	63	-
Total	$9,527	100%	$9,193	100%	$9,406	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 54% of the total allowance for loan losses at June 30, 2018, which represents a nine percentage point decrease from June 30, 2017 and a five percentage point decrease from December 31, 2017.  The relative decrease in the allowance allocated to the commercial loan portfolio was mostly related to the payoff of two large commercial real estate loans with significant specific impairments from a single borrower in the third quarter of 2017 along with the write-down to fair market value of a commercial loan with a large specific impairment in the third quarter of 2017. The year-to-date decline in allowance allocated to the commercial loan portfolio was the result of improving asset quality which reduced the historical loss percentages applied to the commercial loan portfolio.

The allocation of the allowance for the consumer category of loans, accounted for approximately 28% of the total allowance for loan losses at June 30, 2018, which represents a seven percentage point increase from June 30, 2017 and a six percentage point increase from December 31, 2017.  This higher allocation was mostly related to increases in the qualitative factor assigned for this segment due to the rising rate environment and concerns about the urban residential housing market; consumer loan growth, specifically in the

Company’s auto portfolio; and the addition of a consumer installment troubled debt restructured loan (TDR) with a large specific impairment in the first quarter of 2018.

The allocation of the allowance for the residential real estate category of loans, accounted for approximately 18% of the total allowance for loan losses at June 30, 2018, which represents a two percentage point increase from June 30, 2017 and a one percentage point increase from December 31, 2017.  The slight increase in allowance allocation for residential real estate was attributed to loan growth in this segment along with increases in the qualitative factor assigned for this segment due to concerns about the urban residential housing market.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated was approximately 0.2% of the total allowance for loan losses at June 30, 2018, which is down from 0.7% at June 30, 2017 and 1.0% at December 31, 2017.  Management provided the amount to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.  At June 30, 2018, non-performing assets represented 0.66% of total assets compared with 1.11% as of June 30, 2017 and 0.73% as of December 31, 2017.  The year-over-year improvement resulted from a combination of $67.1 million in total asset growth and a $3.4 million net reduction in total non-performing assets.  The year-to-date improvement in the non-performing assets to total assets ratio resulted from growth in total assets (7%, or $59.0 million) along with a decline in non-performing assets (-4%, or $0.2 million decrease).

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017

Loans past due 90 days or more and accruing	$164	$6	$245
Non-accrual loans *	2,763	3,441	6,529
Total non-performing loans	2,927	3,447	6,774
Troubled debt restructurings	2,580	1,871	1,737
Other real estate owned and repossessed assets	539	973	969
Total non-performing assets	$6,046	$6,291	$9,480

Total loans, including loans held-for-sale	$686,993	$640,141	$637,710
Total assets	$922,601	$863,637	$855,468
Non-accrual loans to total loans	0.40%	0.54%	1.02%
Non-performing loans to total loans	0.43%	0.54%	1.06%
Non-performing assets to total assets	0.66%	0.73%	1.11%

* In the table above, the amount includes non-accrual TDRs of $1.1 million as of June 30, 2018, $1.6 million as of December 31, 2017 and $2.4 million as of June 30, 2017.

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

From December 31, 2017 to June 30, 2018, non-performing loans, which consists of accruing loans that were over 90 days past due as well as all non-accrual loans, decreased from $3.4 million to $2.9 million, a $0.5 million, or 15%, decrease.  The decrease in non-performing loans was the result of payments received of $0.3 million, charge-offs of $0.3 million, transfers back to accrual of $0.3 million and transfers to ORE of $0.6 million for all non-accrual loans.  These reductions were partially offset by additions and miscellaneous expenses totaling $0.8 million for non-accrual loans. Also, there was a $0.2 million increase in accruing loans that were over 90 days past due from December 31, 2017 to June 30, 2018.

From December 31, 2017 to June 30, 2018, the portion of accruing loans that were over 90 days past due increased from one loan totaling $6 thousand to one loan totaling $164 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2017 to June 30, 2018, non-accrual loans of all types decreased by $0.7 million, or 20%, from $3.4 million to $2.7 million.  At December 31, 2017, there were a total of 39 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At June 30, 2018, there were a total of 32 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  The decrease in non-accrual loans is primarily attributed to the transfer to ORE of a consumer HELOC with balance of $0.4 million during the first quarter of 2018 along with the charging off the portions of non-accrual loans that were deemed uncollectible.

The composition of non-performing loans as of June 30, 2018 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$126,006	$-	$100	$100	0.08%
Commercial real estate:
Non-owner occupied	90,494	-	501	501	0.55%
Owner occupied	113,103	164	923	1,087	0.96%
Construction	5,988	-	159	159	2.66%
Consumer:
Home equity installment	29,017	-	82	82	0.28%
Home equity line of credit	53,911	-	31	31	0.06%
Auto loans and leases *	104,730	-	51	51	0.05%
Other	5,744	-	-	-	-
Residential:
Real estate	144,864	-	916	916	0.63%
Construction	11,831	-	-	-	-
Loans held-for-sale	1,305	-	-	-	-

Total	$686,993	$164	$2,763	$2,927	0.43%

*Net of unearned lease revenue of $0.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of June 30, 2018 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $108 thousand.

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2017 to June 30, 2018, the balance of TDRs increased $0.3 million from fourteen loans to ten unrelated borrowers totaling $3.4 million to fifteen loans to ten unrelated borrowers totaling $3.7 million.  The increase was driven by the addition of two TDRs to a single borrower totaling $0.7 million in the first quarter of 2018.  This increase was partially offset by the transfer to ORE of a consumer HELOC TDR with balance of $0.4 million in the first quarter of 2018.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2017, three TDRs totaling $1.6 million were on non-accrual.  At June 30, 2018, two TDRs totaling $1.1 million were on non-accrual.  During the first quarter of 2018, one non-accrual consumer HELOC TDR was transferred to ORE.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the six months ended June 30, 2018
	Accruing				Non-accruing
	Commercial	Commercial	Consumer	Residential	Consumer	Commercial	Residential
(dollars in thousands)	& industrial	real estate	installment	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$-	$-	$395	$542	$636	$3,444
Additions	-	-	414	316	-	-	49	779
Transfers	-	-	-	-	(395)	-	-	(395)
Pay downs / payoffs	-	(20)	(1)	-	-	(2)	-	(23)
Charge offs	-	-	-	-	-	-	(78)	(78)
Ending balance	$24	$1,827	$413	$316	$-	$540	$607	$3,727
Number of loans	1	10	1	1	-	1	1	15

As of and for the year ended December 31, 2017
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	1,059	-	-	-	1,059
Transfers	-	(969)	-	969	-	-
Pay downs / payoffs	(1)	(41)	-	(227)	(18)	(287)
Charge offs	-	-	(255)	(200)	(227)	(682)
Ending balance	$24	$1,847	$395	$542	$636	$3,444
Number of loans	1	10	1	1	1	14

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

Foreclosed assets held-for-sale

From December 31, 2017 to June 30, 2018, foreclosed assets held-for-sale (ORE) decreased from $1.0 million to $0.5 million, a $0.5 million, or 45%, decrease.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$973	11	$1,298	13

Additions	628	6	272	5
Pay downs	-		(18)
Write downs	(92)		(100)
Sold	(970)	(9)	(479)	(7)
Balance at end of period	$539	8	$973	11

As of June 30, 2018, ORE consisted of eight properties from eight unrelated borrowers totaling $0.5 million.  Two of these properties ($0.1 million) were added in 2018; three of these properties ($0.1 million) were added in 2017; one was added in 2016 ($0.2 million); one was added in 2015 ($0.1 million); and one was added in 2014 ($42 thousand). Of the eight properties, four totaling $0.3 million were listed for sale, while the four remaining properties totaling $0.2 million had a signed sales agreement.

As of June 30, 2018 and December 31, 2017, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains BOLI for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  In March 2017, the Company invested $8.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified SERP implemented for certain executive officers.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment decreased $0.4 million during the first half of 2018.  The Company recorded $0.6 million in depreciation expense which was partially offset by $0.2 million in additions to fixed assets.  For the remainder of 2018, we expect premises and equipment to increase, projected to grow by $1.6 million, net of depreciation, by the end of the year primarily due to the building of a new Back Mountain branch scheduled for completion during the fourth quarter.

Other assets

During the first half of 2018, the $2.8 million, or 17%, increase in other assets was due mostly to $1.0 million in higher residual values associated with recording new automobile leases, net of lease disposals,  $0.6 million more in construction in process, $0.6 million higher prepaid dealer reserve, $0.4 million higher prepaid expenses, and $0.3 million lower net deferred tax liability.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$210,855	27.1%	$202,536	27.7%
Savings and clubs	134,386	17.3	129,992	17.8
Money market	109,968	14.1	111,921	15.3
Certificates of deposit	110,685	14.2	107,066	14.7
Total interest-bearing	565,894	72.7	551,515	75.5
Non-interest bearing	212,364	27.3	178,631	24.5
Total deposits	$778,258	100.0%	$730,146	100.0%

Total deposits increased $48.1 million, or 7%, from $730.2 million at December 31, 2017 to $778.3 million at June 30, 2018.  Non-interest bearing checking accounts contributed the most to the growth with an increase of $33.7 million.  During the first six months of 2018, the Company received $21.7 million in non-interest bearing deposits from a new business relationship.  Another $3.0 million in non-interest bearing deposits came in during the first half of 2018 from a public tax collection entity.  The remainder of the growth in non-interest bearing checking resulted from organic growth in personal and business accounts.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  Interest-bearing checking deposits grew $8.3 million, but $12.5 million was held as a temporary interest-bearing checking business deposit that was removed during the third quarter of 2018.  The remaining decrease in interest-bearing checking accounts was caused by declines in public accounts, some of which is seasonal activity.  Additionally, savings and clubs grew $4.4 million during the first half of 2018 and CDs also increased $3.6 million.  These increases were partially offset by a $2.0 million decrease in money market accounts.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company expects asset growth for the second half of 2018 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Growth is expected from the opening of a new branch in Back Mountain and expanding our footprint in Luzerne County.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products started to pick up in 2018.  The Company’s portfolio of CDs increased mostly due to a $1.0 million CD opened by a business during the first quarter of 2018 and increased demand.  If rates continue to rise, demand for CDs may continue to grow thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of June 30, 2018, the Company did not have any CDARS.  As of December 31, 2017, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at June 30, 2018 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$16,472	$4,942	$20,043	$20,156	$61,613
CDARS	-	-	-	-	-
Total CDs of $100,000 or more	16,472	4,942	20,043	20,156	61,613
CDs of less than $100,000	4,995	6,402	12,104	25,571	49,072
Total CDs	$21,467	$11,344	$32,147	$45,727	$110,685

Certificates of deposit of $250,000 or more amounted to $34.7 million and $30.9 million as of June 30, 2018 and December 31, 2017, respectively.

Approximately 30% of the CDs, with a weighted-average interest rate of 0.92%, are scheduled to mature in 2018 and an additional 46%, with a weighted-average interest rate of 1.31%, are scheduled to mature in 2019.  Of the CDs maturing in 2018, $10 million, or 30%, was to one public customer.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  As noted, the widespread preference continues for customers with maturing CDs to hold their deposits in readily available transaction accounts.  The Company does not expect significant CD growth during 2018, but will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings increased $11.1 million during the first half of 2018.  The Company will continue to use short-term borrowings to fund asset growth in the near term but expects to replace some of these borrowings with deposits during the second half of 2018.

At June 30, 2018, the Company had $18.7 million in FHLB advances with a weighted average interest rate of 1.39%.  During the first quarter of 2018, the Company paid off $2.5 million of FHLB advances.  The FHLB advances are projected to decrease with another $2.0 million with an interest rate of 1.52% maturing in July 2018.  The remaining $16.7 million at a weighted average interest rate of

1.38% will be paid off during the first half of 2019.  As of June 30, 2018, the Company had the ability to borrow an additional $209.2 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$19,653	40.7%	$7,455	18.8%
Securities sold under repurchase agreements	9,900	20.5	11,047	27.8
FHLB advances	18,704	38.8	21,204	53.4
Total	$48,257	100.0%	$39,706	100.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2018, the Company maintained a one-year cumulative gap of positive (asset sensitive) $54.8 million, or 6%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2018:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$2,079	$-	$-	$15,893	$17,972
Investment securities (1)(2)	5,314	20,710	34,524	107,345	167,893
Loans and leases(2)	191,334	119,562	201,647	164,923	677,466
Fixed and other assets	-	20,315	-	38,955	59,270
Total assets	$198,727	$160,587	$236,171	$327,116	$922,601
Total cumulative assets	$198,727	$359,314	$595,485	$922,601

Non-interest-bearing transaction deposits (3)	$-	$21,257	$58,358	$132,749	$212,364
Interest-bearing transaction deposits (3)	170,075	-	142,568	142,566	455,209
Certificates of deposit	21,467	43,491	40,919	4,808	110,685
Repurchase agreements	9,900	-	-	-	9,900
Short-term borrowings	19,653	-	-	-	19,653
FHLB advances	2,000	16,704	-	-	18,704
Other liabilities	-	-	-	7,234	7,234
Total liabilities	$223,095	$81,452	$241,845	$287,357	$833,749
Total cumulative liabilities	$223,095	$304,547	$546,392	$833,749

Interest sensitivity gap	$(24,368)	$79,135	$(5,674)	$39,759
Cumulative gap	$(24,368)	$54,767	$49,093	$88,852

Cumulative gap to total assets	-2.6%	5.9%	5.3%	9.6%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2018 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2018 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	1.3%	(7.7)%
Net income	3.2	(16.7)
Economic value at risk:
Economic value of equity	(1.7)	(23.4)
Economic value of equity as a percent of total assets	(0.3)	(3.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2018, the Company’s risk-based capital ratio was 14.82%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2018, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$32,754	$407	1.3%
+100 basis points	32,584	237	0.7
Flat rate	32,347	-	-
-100 basis points	31,041	(1,306)	(4.0)
-200 basis points	29,850	(2,497)	(7.7)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of June 30, 2018, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2018, the Company accumulated  $2.1 million of cash.  During the period, the Company’s operations provided approximately $7.5 million mostly from $15.1 million of net cash inflow from the components of net interest income and $1.3 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $7.8 million and a $1.0 million increase in the residual value from the Company’s automobile leasing activities.  Cash inflow from interest-earning assets, deposits, short-term borrowings and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down FHLB advances and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.    In April 2018, the Company signed an operating lease for a new branch location in Mountain Top, PA.  Otherwise, the Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2017.

During the third quarter of 2016, the Company entered into an agreement to acquire all the deposits, certain loans and fixed assets of a bank branch.  The transaction was completed in March 2017.  As a result of this transaction, the Company experienced an increase of $13.9 million in deposits in March 2017.

As of June 30, 2018, the Company maintained $18.0 million in cash and cash equivalents and $165.7 million of investments AFS and loans HFS.  Also as of June 30, 2018, the Company had approximately $209.2 million available to borrow from the FHLB, $21.0 million from correspondent banks, $77.2 million from the FRB and $44.9 million from the CDARS program.  The combined total of $536.0 million represented 58% of total assets at June 30, 2018.  Management believes this level of liquidity to be strong and adequate to support current operations.  In July 2018, the Company utilized approximately $40 million of its borrowing capacity in order to fund asset growth and replace deposit runoff.

Capital

During the six months ended June 30, 2018, total shareholders' equity increased $1.5 million, or 2%, due principally from the $5.3 million in net income added into retained earnings which was partially offset by the $2.7 million, after tax decline in the net unrealized gain position in the Company’s investment portfolio.  The Company’s capital position was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.5 million from stock-based compensation expense from the ESPP and unvested restricted stock.  These items were partially offset by $1.8 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 34.3% for the six months ended June 30, 2018.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2018, the Company reported a net unrealized loss position of $1.3 million, net of tax, from the debt securities AFS portfolio compared to a net unrealized gain of $1.8 million as of December 31, 2017.  The Company experienced $2.0 million in net unrealized losses on mortgage-backed securities and $0.7 million in net unrealized losses on municipal securities during the first half of 2018.   Additionally during the first quarter of 2018, $0.4 million in unrealized gains on equity securities, net of tax, were reclassified to retained earnings.  These equity securities were subsequently sold.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first six months of 2018, the Company purchased shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of June 30, 2018 and December 31, 2017, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a combined basis, and the Bank as of June 30, 2018 and December 31, 2017:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2018:

Total capital (to risk-weighted assets)
Consolidated	$98,228	14.8%	≥	$53,033	8.0%	≥	$65,462	9.9%		N/A	N/A
Bank	$97,635	14.7%	≥	$53,026	8.0%	≥	$65,454	9.9%	≥	$66,282	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$89,925	13.6%	≥	$29,831	4.5%	≥	$42,260	6.4%		N/A	N/A
Bank	$89,334	13.5%	≥	$29,827	4.5%	≥	$42,255	6.4%	≥	$43,084	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$89,925	13.6%	≥	$39,774	6.0%	≥	$52,204	7.9%		N/A	N/A
Bank	$89,334	13.5%	≥	$39,769	6.0%	≥	$52,197	7.9%	≥	$53,026	8.0%

Tier I capital (to average assets)
Consolidated	$89,925	10.0%	≥	$35,886	4.0%	≥	$35,886	4.0%		N/A	N/A
Bank	$89,334	10.0%	≥	$35,866	4.0%	≥	$35,866	4.0%	≥	$44,833	5.0%

As of December 31, 2017:

Total capital (to risk-weighted assets)
Consolidated	$93,204	14.9%	≥	$50,028	8.0%	≥	$57,845	9.3%		N/A	N/A
Bank	$93,130	14.9%	≥	$50,122	8.0%	≥	$57,954	9.3%	≥	$62,653	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$28,141	4.5%	≥	$35,957	5.8%		N/A	N/A
Bank	$85,280	13.6%	≥	$28,194	4.5%	≥	$36,025	5.8%	≥	$40,724	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$37,521	6.0%	≥	$45,338	7.3%		N/A	N/A
Bank	$85,280	13.6%	≥	$37,592	6.0%	≥	$45,423	7.3%	≥	$50,122	8.0%

Tier I capital (to average assets)
Consolidated	$85,369	9.9%	≥	$34,471	4.0%	≥	$34,471	4.0%		N/A	N/A
Bank	$85,280	9.9%	≥	$34,483	4.0%	≥	$34,483	4.0%	≥	$43,103	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2017 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2018.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017;  Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017;  Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017; Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: August 8, 2018	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 8, 2018	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer