Form 10-Q
period 2018-09-30
FIDELITY D & D BANCORP INC
filed 2018-11-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________________

Commission file number: 001-38229

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:  IRS EMPLOYER IDENTIFICATION NO:

PENNSYLVANIA                                     23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE:

570-342-8281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.  [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
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

[  ] YES [X] NO

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2018, the latest practicable date, was 3,759,426 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2018

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$14,336	$14,143
Interest-bearing deposits with financial institutions	2,608	1,682
Total cash and cash equivalents	16,944	15,825
Available-for-sale securities	171,451	157,385
Federal Home Loan Bank stock	4,717	2,832
Loans and leases, net (allowance for loan losses of
$9,944 in 2018; $9,193 in 2017)	690,944	628,767
Loans held-for-sale (fair value $4,068 in 2018, $2,221 in 2017)	3,998	2,181
Foreclosed assets held-for-sale	577	973
Bank premises and equipment, net	16,204	16,576
Cash surrender value of bank owned life insurance	20,464	20,017
Accrued interest receivable	3,300	2,786
Goodwill	209	209
Other assets	21,046	16,086
Total assets	$949,854	$863,637
Liabilities:
Deposits:
Interest-bearing	$572,473	$551,515
Non-interest-bearing	206,588	178,631
Total deposits	779,061	730,146
Accrued interest payable and other liabilities	8,768	6,402
Short-term borrowings	40,269	18,502
FHLB advances	31,704	21,204
Total liabilities	859,802	776,254
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,757,491 in 2018; and 3,734,478 in 2017)	29,520	28,361
Retained earnings	63,075	57,218
Accumulated other comprehensive (loss) income	(2,543)	1,804
Total shareholders' equity	90,052	87,383
Total liabilities and shareholders' equity	$949,854	$863,637

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income:
Loans and leases:
Taxable	$7,524	$6,672	$21,251	$19,398
Nontaxable	256	220	689	647
Interest-bearing deposits with financial institutions	10	12	94	22
Restricted regulatory securities	44	40	122	96
Investment securities:
U.S. government agency and corporations	799	610	2,377	1,887
States and political subdivisions (nontaxable)	395	368	1,162	1,081
Other securities	-	6	11	17
Total interest income	9,028	7,928	25,706	23,148
Interest expense:
Deposits	981	742	2,671	1,971
Securities sold under repurchase agreements	3	3	13	15
Other short-term borrowings and other	260	60	324	197
FHLB advances	73	77	205	174
Total interest expense	1,317	882	3,213	2,357
Net interest income	7,711	7,046	22,493	20,791
Provision for loan losses	400	375	1,125	925
Net interest income after provision for loan losses	7,311	6,671	21,368	19,866
Other income:
Service charges on deposit accounts	573	582	1,666	1,674
Interchange fees	506	431	1,480	1,256
Fees from trust fiduciary activities	305	253	1,032	756
Fees from financial services	187	169	559	434
Service charges on loans	136	201	443	597
Fees and other revenue	252	222	731	661
Earnings on bank-owned life insurance	150	158	448	422
Gain on sale or disposal of:
Loans	168	232	522	684
Available-for-sale debt securities	4	-	10	-
Equity securities	-	-	44	-
Premises and equipment	2	-	2	-
Total other income	2,283	2,248	6,937	6,484
Other expenses:
Salaries and employee benefits	3,454	3,235	10,241	9,559
Premises and equipment	918	919	2,815	2,816
Advertising and marketing	250	270	872	850
Professional services	355	404	1,237	1,330
Data processing and communication	377	297	1,099	880
Automated transaction processing	202	185	580	543
Office supplies and postage	85	109	293	339
FDIC assessment	70	68	203	201
PA shares tax	196	183	432	394
Loan collection	31	84	82	191
Other real estate owned	63	37	127	183
Other	171	244	561	597
Total other expenses	6,172	6,035	18,542	17,883
Income before income taxes	3,422	2,884	9,763	8,467
Provision for income taxes	559	658	1,604	2,078
Net income	$2,863	$2,226	$8,159	$6,389
Per share data :
Net income - basic	$0.76	$0.60	$2.17	$1.72
Net income - diluted	$0.75	$0.60	$2.15	$1.72
Dividends	$0.24	$0.21	$0.72	$0.62

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017

Net income	$2,863	$2,226	$8,159	$6,389

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(1,591)	104	(4,960)	818
Reclassification adjustment for net gains realized in income	(4)	-	(10)	-
Net unrealized (loss) gain	(1,595)	104	(4,970)	818
Tax effect	335	(35)	1,044	(278)
Unrealized (loss) gain, net of tax	(1,260)	69	(3,926)	540
Other comprehensive (loss) income, net of tax	(1,260)	69	(3,926)	540
Total comprehensive income, net of tax	$1,603	$2,295	$4,233	$6,929

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September, 2018 and 2017
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			6,389		6,389
Other comprehensive income				540	540
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	7,744	331			331
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	11,500	332			332
Stock-based compensation expense		256			256
Issuance of common stock from stock split	1,243,187
Cash in lieu of fractional shares paid due to the stock split			(11)		(11)
Cash dividends declared			(2,310)		(2,310)
Balance, September 30, 2017	3,729,978	$28,200	$56,163	$1,921	$86,284

Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			8,159		8,159
Other comprehensive loss				(3,926)	(3,926)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options	750	14			14
Stock-based compensation expense		685			685
Cash dividends declared			(2,723)		(2,723)
Balance, September 30, 2018	3,757,491	$29,520	$63,075	$(2,543)	$90,052

For the three months ended September, 2018 and 2017
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, June 30, 2017	2,470,544	$27,565	$54,719	$1,852	$84,136
Net income			2,226		2,226
Other comprehensive income				69	69
Issuance of common stock through Dividend Reinvestment Plan	5,266	241			241
Issuance of common stock through exercise of stock options	10,981	317			317
Stock-based compensation expense		77			77
Issuance of common stock from stock split	1,243,187
Cash in lieu of fractional shares paid due to the stock split			(11)		(11)
Cash dividends declared			(771)		(771)
Balance, September 30, 2017	3,729,978	$28,200	$56,163	$1,921	$86,284

Balance, June 30, 2018	3,752,005	$29,016	$61,119	$(1,283)	$88,852
Net income			2,863		2,863
Other comprehensive loss				(1,260)	(1,260)
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Stock-based compensation expense		193			193
Cash dividends declared			(907)		(907)
Balance, September 30, 2018	3,757,491	$29,520	$63,075	$(2,543)	$90,052

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2018	2017

Cash flows from operating activities:
Net income	$8,159	$6,389
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,252	2,324
Provision for loan losses	1,125	925
Deferred income tax expense	779	1,070
Stock-based compensation expense	590	419
Excess tax benefit from exercise of stock options	4	66
Proceeds from sale of loans held-for-sale	25,509	33,498
Originations of loans held-for-sale	(25,622)	(29,342)
Earnings from bank-owned life insurance	(448)	(422)
Net gain from sales of loans	(522)	(684)
Net gain from sales of investment securities	(54)	-
Net loss from sale and write-down of foreclosed assets held-for-sale	52	83
Net gain from disposal of equipment	(2)	-
Change in:
Accrued interest receivable	(514)	(519)
Other assets	(2,244)	(4,262)
Accrued interest payable and other liabilities	1,205	1,928
Net cash provided by operating activities	10,269	11,473

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	13,514	-
Proceeds from maturities, calls and principal pay-downs	15,579	14,795
Purchases	(48,931)	(36,786)
(Increase) decrease in FHLB stock	(1,885)	63
Net increase in loans and leases	(65,624)	(39,271)
Purchase of life insurance policies	-	(8,000)
Purchases of bank premises and equipment	(1,869)	(747)
Net cash acquired in acquisition of bank branch	-	11,817
Proceeds from sale of bank premises and equipment	8	6
Proceeds from sale of foreclosed assets held-for-sale	1,125	511
Net cash used in investing activities	(88,083)	(57,612)

Cash flows from financing activities:
Net increase in deposits	48,915	31,308
Net increase in short-term borrowings	21,767	8,697
Proceeds from issuance of FHLB advances	15,000	25,704
Repayment of FHLB advances	(4,500)	(2,000)
Proceeds from employee stock purchase plan participants	149	126
Exercise of stock options	14	332
Dividends paid, net of dividends reinvested	(2,412)	(1,979)
Cash paid in lieu of fractional shares	-	(11)
Net cash provided by financing activities	78,933	62,177
Net increase in cash and cash equivalents	1,119	16,038
Cash and cash equivalents, beginning	15,825	25,843

Cash and cash equivalents, ending	$16,944	$41,881

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,150	$2,219
Income tax	300	1,300
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(4,970)	818
Transfers from loans to foreclosed assets held-for-sale	781	216
Transfers from loans to loans held-for-sale	1,541	2,752

Acquisition of West Scranton Branch from Wayne Bank
Non-cash assets acquired:
Loans		$1,574
Bank premises and equipment		264
Goodwill		209
Accrued interest receivable and other assets		4
Total non-cash assets acquired		$2,051
Liabilities assumed:
Deposits		$13,809
Accrued interest payable and other liabilities		59
Total liabilities assumed		$13,868

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

In the opinion of management, the consolidated balance sheets as of September 30, 2018 and December 31, 2017 and the related consolidated statements of income and consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2018 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2018 is adequate and reasonable to cover incurred losses.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of September 30, 2018 and December 31, 2017, loans classified as HFS consisted of residential mortgage loans.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company is expected to make an election to exclude leases less than 12 months from the provisions of this ASU.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted.  A modified retroactive approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period.  The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets.  Therefore, the adoption of ASU 2016-02 is expected to impact the Company’s consolidated balance sheets, along with our regulatory capital ratios.  Upon adoption, this change in accounting guidance could also potentially impact debt covenant agreements with our customers.  The Company estimated approximately $8 million will be added to the consolidated balance sheets as a right-of-use-asset and lease liability.  As we finalize our assessment, this amount may change.  There is not expected to be any significant effect on the consolidated statements of income.

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

As of and for the nine months ended September 30, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$1,804

Other comprehensive loss before reclassifications, net of tax	(3,918)
Amounts reclassified from accumulated other comprehensive income, net of tax	(8)
Effect of adopting ASU 2016-01, net of tax*	(421)
Net current-period other comprehensive loss	(4,347)
Ending balance	$(2,543)

*The Company adopted ASU 2016-01 on January 1, 2018.  As a result, unrealized gains on equity securities were reclassified from accumulated other comprehensive income to retained earnings.

As of and for the three months ended September 30, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(1,283)

Other comprehensive loss before reclassifications, net of tax	(1,257)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)
Net current-period other comprehensive loss	(1,260)
Ending balance	$(2,543)

As of and for the nine months ended September 30, 2017
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$1,381

Other comprehensive income before reclassifications, net of tax	540
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	540
Ending balance	$1,921

As of and for the three months ended September 30, 2017
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$1,852

Other comprehensive income before reclassifications, net of tax	69
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	69
Ending balance	$1,921

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Unrealized gains on AFS debt securities	$4	$-	$10	$-	Gain on sale of investment securities
Income tax effect	(1)	-	(2)	-	Provision for income taxes
Total reclassifications for the period	$3	$-	$8	$-	Net income

4. Investment securities

Agency – Government-sponsored enterprise (GSE) and Mortgage-backed securities (MBS) - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- to long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), FNMA, FHLB and Government National Mortgage Association (GNMA).  These securities have interest rates that are fixed and adjustable, have varying short to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

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

The amortized cost and fair value of investment securities at September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2018
Available-for-sale debt securities:
Agency - GSE	$5,922	$-	$(89)	$5,833
Obligations of states and political subdivisions	44,579	1,030	(523)	45,086
MBS - GSE residential	124,169	159	(3,796)	120,532

Total available-for-sale debt securities	$174,670	$1,189	$(4,408)	$171,451

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2017
Available-for-sale securities:
Agency - GSE	$9,120	$3	$(24)	$9,099
Obligations of states and political subdivisions	42,300	2,036	(30)	44,306
MBS - GSE residential	103,386	519	(753)	103,152

Total debt securities	154,806	2,558	(807)	156,557

Equity securities - financial services	294	534	-	828

Total available-for-sale securities	$155,100	$3,092	$(807)	$157,385

The Company adopted ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The Company sold all of its equity securities during the first half of 2018.

The amortized cost and fair value of debt securities at September 30, 2018 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	3,825	3,841
Due after five years through ten years	7,599	7,596
Due after ten years	39,077	39,482

MBS - GSE residential	124,169	120,532

Total available-for-sale debt securities	$174,670	$171,451

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2018
Agency - GSE	$5,833	$(89)	$-	$-	$5,833	$(89)
Obligations of states and political subdivisions	16,463	(334)	1,942	(189)	18,405	(523)
MBS - GSE residential	68,881	(1,650)	47,161	(2,146)	116,042	(3,796)
Total	$91,177	$(2,073)	$49,103	$(2,335)	$140,280	$(4,408)
Number of securities	79		37		116

December 31, 2017
Agency - GSE	$6,020	$(14)	$1,008	$(10)	$7,028	$(24)
Obligations of states and political subdivisions	425	(1)	2,109	(29)	2,534	(30)
MBS - GSE residential	61,349	(437)	15,309	(316)	76,658	(753)
Total	$67,794	$(452)	$18,426	$(355)	$86,220	$(807)
Number of securities	45		14		59

The Company had 116 debt securities in an unrealized loss position at September 30, 2018, including six agency securities, seventy-four mortgage-backed securities and thirty-six municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at September 30, 2018: 1.50% for agencies; 3.17% for total MBS-GSE; and 2.76% for municipals.  Of these securities, thirty-three mortgage-backed securities and four municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

Management believes the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid conditions in the debt market and is not directly related to credit quality.  Quarterly, management conducts a formal review of investment securities for the presence of other than temporary impairment (OTTI).  The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date.  Under those circumstances, OTTI is considered to have occurred if: (1) the entity has intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.  The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit-related OTTI is based on other factors affecting market value, including illiquidity.

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

For all debt securities, as of September 30, 2018, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and no conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at September 30, 2018 and December 31, 2017 are summarized as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017

Commercial and industrial	$121,788	$113,601
Commercial real estate:
Non-owner occupied	89,568	92,851
Owner occupied	121,144	109,383
Construction	7,510	6,228
Consumer:
Home equity installment	31,511	27,317
Home equity line of credit	52,936	53,273
Auto loans and leases	113,643	83,510
Other	5,292	5,604
Residential:
Real estate	145,711	136,901
Construction	12,754	9,931
Total	701,857	638,599
Less:
Allowance for loan losses	(9,944)	(9,193)
Unearned lease revenue	(969)	(639)

Loans and leases, net	$690,944	$628,767

Net deferred loan costs of $2.5 million and $2.1 million have been included in the carrying values of loans at September 30, 2018 and December 31, 2017, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.  The residual value of leases is fully guaranteed by the dealerships.  Residual values, a component of other assets on the balance sheet, amounted to $10.5 million and $9.4 million at September 30, 2018 and December 31, 2017, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $304.9 million as of September 30, 2018 and $299.3 million as of December 31, 2017.  Mortgage servicing rights amounted to $1.2 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively.

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

Non-accrual loans, segregated by class, at September 30, 2018 and December 31, 2017, were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017

Commercial and industrial	$169	$36
Commercial real estate:
Non-owner occupied	538	649
Owner occupied	911	942
Construction	46	161
Consumer:
Home equity installment	462	15
Home equity line of credit	43	559
Auto loans and leases	62	5
Residential:
Real estate	1,546	1,074
Total	$3,777	$3,441

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not consider forgiveness of principal when granting a TDR modification.  Of the TDRs outstanding as of September 30, 2018 and 2017, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified in a TDR for the three months ended September 30, 2018 and 2017.  The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the nine months ended:
(dollars in thousands)	September 30, 2018			September 30, 2017

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	-	$-	$-	1	$119	$4
Commercial real estate - owner occupied	-	-	-	5	926	187
Consumer home equity installment	1	413	356	-	-	-
Residential real estate	1	316	-	-	-	-
Total	2	$729	$356	6	$1,045	$191

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

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the nine months ended:
(dollars in thousands)	September 30, 2018		September 30, 2017

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial real estate - owner occupied	-	$-	1	$142
Consumer home equity installment	1	413	-	-
Residential real estate	1	316	-	-
	2	$729	1	$142

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of September 30, 2018 and 2017, respectively, the allowance for impaired loans that have been modified in a TDR was $0.8 million and $0.8 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$340	$112	$169	$621	$121,167	$121,788		$-
Commercial real estate:
Non-owner occupied	176	-	538	714	88,854	89,568		-
Owner occupied	1,461	395	911	2,767	118,377	121,144		-
Construction	-	-	46	46	7,464	7,510		-
Consumer:
Home equity installment	252	41	462	755	30,756	31,511		-
Home equity line of credit	86	9	43	138	52,798	52,936		-
Auto loans and leases	308	15	76	399	112,275	112,674	(2)	14
Other	13	33	-	46	5,246	5,292		-
Residential:
Real estate	560	212	1,546	2,318	143,393	145,711		-
Construction	-	-	-	-	12,754	12,754		-
Total	$3,196	$817	$3,791	$7,804	$693,084	$700,888		$14

 (1) Includes $3.8 million of non-accrual loans.  (2) Net of unearned lease revenue of $1.0 million. (3) Includes net deferred loan costs of $2.5 million.

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

At September 30, 2018, impaired loans totaled $7.0 million consisting of $1.8 million in accruing TDRs, $3.8 million in non-accrual loans and $1.4 million in accruing impaired loans.  At December 31, 2017, impaired loans totaled $6.9 million consisting of $1.9 million in accruing TDRs, $3.4 million in non-accrual loans and $1.6 million in accruing impaired loans.  As of September 30, 2018, the non-accrual loans included four TDRs to three unrelated borrowers totaling $1.9 million compared with three TDRs totaling $1.6 million to three unrelated borrowers as of December 31, 2017.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2018
Commercial and industrial	$265	$70	$123	$193	$30
Commercial real estate:
Non-owner occupied	2,374	1,831	361	2,192	415
Owner occupied	2,696	1,584	863	2,447	504
Construction	269	-	46	46	-
Consumer:
Home equity installment	495	413	49	462	356
Home equity line of credit	82	27	16	43	27
Auto loans and leases	89	27	35	62	12
Other	-	-	-	-	-
Residential:
Real estate	1,880	76	1,470	1,546	47
Construction	-	-	-	-	-
Total	$8,150	$4,028	$2,963	$6,991	$1,391

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2017
Commercial and industrial	$281	$225	$24	$249	$196
Commercial real estate:
Non-owner occupied	2,426	1,975	363	2,338	488
Owner occupied	2,742	1,768	725	2,493	433
Construction	384	-	161	161	-
Consumer:
Home equity installment	48	-	15	15	-
Home equity line of credit	878	32	527	559	25
Auto	13	-	5	5	-
Other	-	-	-	-	-
Residential:
Real estate	1,350	131	943	1,074	37
Construction	-	-	-	-	-
Total	$8,122	$4,131	$2,763	$6,894	$1,179

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

	For the nine months ended
	September 30, 2018			September 30, 2017
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$202	$2	$-	$232	$7	$-
Commercial real estate:
Non-owner occupied	2,236	89	-	3,054	114	-
Owner occupied	2,534	62	-	4,393	223	-
Construction	140	-	-	184	-	-
Consumer:
Home equity installment	283	5	-	19	-	-
Home equity line of credit	236	8	-	722	5	-
Auto	27	-	-	21	4	-
Other	4	-	-	4	1	-
Residential:
Real estate	1,303	31	-	1,428	77	-
Construction	-	-	-	-	-	-
Total	$6,965	$197	$-	$10,057	$431	$-

	For the three months ended
	September 30, 2018			September 30, 2017
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$158	$1	$-	$223	$3	$-
Commercial real estate:
Non-owner occupied	2,179	26	-	2,588	52	-
Owner occupied	2,455	21	-	3,521	152	-
Construction	103	-	-	173	-	-
Consumer:
Home equity installment	479	-	-	15	-	-
Home equity line of credit	37	-	-	659	5	-
Auto	57	-	-	-	-	-
Other	-	-	-	3	-	-
Residential:
Real estate	1,389	-	-	1,421	54	-
Construction	-	-	-	-	-	-
Total	$6,857	$48	$-	$8,603	$266	$-

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

The following table presents loans including $2.5 million and $2.1 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2018 and December 31, 2017, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	September 30, 2018
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$120,023	$428	$1,337	$-	$121,788
Commercial real estate - non-owner occupied	84,109	1,149	4,310	-	89,568
Commercial real estate - owner occupied	113,589	2,557	4,998	-	121,144
Commercial real estate - construction	7,464	-	46	-	7,510
Total commercial	$325,185	$4,134	$10,691	$-	$340,010

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	September 30, 2018
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$31,049	$462	$31,511
Home equity line of credit	52,893	43	52,936
Auto loans and leases (1)	112,598	76	112,674
Other	5,292	-	5,292
Total consumer	$201,832	$581	$202,413
Residential
Real estate	$144,165	$1,546	$145,711
Construction	12,754	-	12,754
Total residential	$156,919	$1,546	$158,465
Total consumer & residential	$358,751	$2,127	$360,878
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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(106)	(166)	(275)		(117)	-	(664)
Recoveries	67	36	187		-	-	290
Provision	(1)	100	699		286	41	1,125
Ending balance	$1,334	$4,030	$2,674		$1,777	$129	$9,944
Ending balance: individually evaluated for impairment	$30	$919	$395		$47	$-	$1,391
Ending balance: collectively evaluated for impairment	$1,304	$3,111	$2,279		$1,730	$129	$8,553
Loans Receivables:
Ending balance (2)	$121,788	$218,222	$202,413	(1)	$158,465	$-	$700,888
Ending balance: individually evaluated for impairment	$193	$4,685	$567		$1,546	$-	$6,991
Ending balance: collectively evaluated for impairment	$121,595	$213,537	$201,846		$156,919	$-	$693,897

 (1) Net of unearned lease revenue of $1.0 million.  (2) Includes $2.5 million of net deferred loan costs.

As of and for the three months ended September 30, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,341	$3,814	$2,629	$1,722	$21	$9,527
Charge-offs	(9)	(36)	(73)	(2)	-	(120)
Recoveries	13	3	121	-	-	137
Provision	(11)	249	(3)	57	108	400
Ending balance	$1,334	$4,030	$2,674	$1,777	$129	$9,944

As of and for the year ended December 31, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(143)	(635)	(658)		(309)	-	(1,745)
Recoveries	10	47	67		-	-	124
Provision	432	(58)	820		295	(39)	1,450
Ending balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Ending balance: individually evaluated for impairment	$196	$921	$25		$37	$-	$1,179
Ending balance: collectively evaluated for impairment	$1,178	$3,139	$2,038		$1,571	$88	$8,014
Loans Receivables:
Ending balance (2)	$113,601	$208,462	$169,065	(1)	$146,832	$-	$637,960
Ending balance: individually evaluated for impairment	$249	$4,992	$579		$1,074	$-	$6,894
Ending balance: collectively evaluated for impairment	$113,352	$203,470	$168,486		$145,758	$-	$631,066

 (1) Net of unearned lease revenue of $0.6 million.  (2) Includes $2.1 million of net deferred loan costs.

As of and for the nine months ended September 30, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834	$1,622	$127	$9,364
Charge-offs	(76)	(416)	(505)	(38)	-	(1,035)
Recoveries	5	44	53	-	-	102
Provision	395	(232)	587	215	(40)	925
Ending balance	$1,399	$4,102	$1,969	$1,799	$87	$9,356

As of and for the three months ended September 30, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,383	$4,510	$1,939	$1,511	$63	$9,406
Charge-offs	(46)	(48)	(345)	-	-	(439)
Recoveries	2	3	9	-	-	14
Provision	60	(363)	366	288	24	375
Ending balance	$1,399	$4,102	$1,969	$1,799	$87	$9,356

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and nine months ended September 30, 2018, there were 32,608 and 28,621 potentially dilutive shares related to issued and unexercised stock options and SSARs compared to 16,707 and 12,237 for the same 2017 periods, respectively.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 15,655 and 12,795 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2018 compared to 9,504 and 8,130 for the same 2017 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,863	$2,226	$8,159	$6,389
Weighted-average common shares outstanding	3,753,138	3,712,297	3,750,652	3,704,859
Basic EPS	$0.76	$0.60	$2.17	$1.72

Diluted EPS:
Net income available to common shareholders	$2,863	$2,226	$8,159	$6,389
Weighted-average common shares outstanding	3,753,138	3,712,297	3,750,652	3,704,859
Potentially dilutive common shares	48,263	26,211	41,416	20,367
Weighted-average common and potentially dilutive shares outstanding	3,801,401	3,738,508	3,792,068	3,725,226
Diluted EPS	$0.75	$0.60	$2.15	$1.72

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2018 and 2017 under the 2012 stock incentive plans:

	September 30, 2018			September 30, 2017
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	8,400	(3)	$49.50	8,400	(2)	$26.17
Omnibus plan	10,800	(3)	45.83	4,749	(3)	23.93
Omnibus plan	50	(1)	49.50	75	(1)	26.17
Total	19,250		$47.44	13,224		$25.36

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59
Granted	8,400	10,850	19,250	47.44
Vested	(4,200)	(5,794)	(9,994)	23.69
Non-vested balance at September 30, 2018	12,600	17,360	29,960	$38.99

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2017	53,360	$4.20	8.5
Granted	38,941	13.73	10.0
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2018	92,301	$8.22	8.4

Of the SSARs outstanding at September 30, 2018, 27,453 vested and were exercisable. SSARs vest over a three year period – 33% per year.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2018 and 2017 and the unrecognized stock-based compensation expense as of September 30, 2018:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Stock-based compensation expense:
Director stock incentive plan	$61	$28	$174	$89
Omnibus stock incentive plan	132	49	368	144
Employee stock purchase plan	-	-	143	23
Total stock-based compensation expense	$193	$77	$685	$256

In addition, during the three and nine months ended September 30, 2018, the Company reversed accruals of ($35 thousand) and ($95 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.  The Company accrued $54 thousand and $163 thousand in stock-based compensation expense during the three and nine months ended September 30, 2017.

As of
(dollars in thousands)	September 30, 2018
Unrecognized stock-based compensation expense:
Director plan	$360
Omnibus plan	944
Total unrecognized stock-based compensation expense	$1,304

The unrecognized stock-based compensation expense as of September 30, 2018 will be recognized ratably over the periods ended January 2021 and January 2021 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plan for the nine months ended September 30, 2018 are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2017	750	$18.50	0.2
Granted	-	-
Exercised	(750)	18.50
Forfeited	-	-
Outstanding and exercisable, September 30, 2018	-	$-	-

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

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30, 2018, 76,484 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$16,944	$16,944	$16,944	$-	$-
Available-for-sale debt securities	171,451	171,451	-	171,451	-
FHLB stock	4,717	4,717	-	4,717	-
Loans and leases, net	690,944	673,293	-	-	673,293
Loans held-for-sale	3,998	4,068	-	4,068	-
Accrued interest receivable	3,300	3,300	-	3,300	-
Financial liabilities:
Deposits with no stated maturities	665,472	665,472	-	665,472	-
Time deposits	113,589	111,813	-	111,813	-
Short-term borrowings	40,269	40,269	-	40,269	-
FHLB advances	31,704	31,478	-	31,478	-
Accrued interest payable	409	409	-	409	-

December 31, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,825	$15,825	$15,825	$-	$-
Available-for-sale securities	157,385	157,385	828	156,557	-
FHLB stock	2,832	2,832	-	2,832	-
Loans and leases, net	628,767	625,052	-	-	625,052
Loans held-for-sale	2,181	2,221	-	2,221	-
Accrued interest receivable	2,786	2,786	-	2,786	-
Financial liabilities:
Deposits with no stated maturities	623,080	623,080	-	623,080	-
Time deposits	107,066	105,758	-	105,758	-
Short-term borrowings	18,502	18,502	-	18,502	-
FHLB advances	21,204	21,066	-	21,066	-
Accrued interest payable	346	346	-	346	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,833	$-	$5,833	$-
Obligations of states and political subdivisions	45,086	-	45,086	-
MBS - GSE residential	120,532	-	120,532	-
Total available-for-sale debt securities	$171,451	$-	$171,451	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$9,099	$-	$9,099	$-
Obligations of states and political subdivisions	44,306	-	44,306	-
MBS - GSE residential	103,152	-	103,152	-
Equity securities - financial services	828	828	-	-
Total available-for-sale securities	$157,385	$828	$156,557	$-

Equity securities are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending September 30, 2018 and December 31, 2017, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2018 and December 31, 2017, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,637	$-	$-	$2,637
Other real estate owned	512	-	-	512
Total	$3,149	$-	$-	$3,149

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,952	$-	$-	$2,952
Other real estate owned	814	-	-	814
Total	$3,766	$-	$-	$3,766

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

At September 30, 2018 and December 31, 2017, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -18.75% to -51.73% and from -15.95% to -51.55% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -30.46% as of September 30, 2018 and -23.03% as of December 31, 2017, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2018 and December 31, 2017, the discounts applied to the appraised values of ORE ranged from -18.47% to -68.96% and from -17.95% to -99.00%, respectively.  As of September 30, 2018 and December 31, 2017, the weighted-average of discount to the appraisal values of ORE amounted to -40.88% and -30.40% respectively.

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

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $20.5 million and $19.9 million, respectively, as of September 30, 2018 and 2017 and is reflected as an asset on the consolidated balance sheets.  As of September 30, 2018 and 2017, the Company has recorded income of $448 thousand and $422 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of September 30, 2018, the policies had total death benefits of $20.5 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $16.4 million would have been paid to the Bank.  In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of September 30, 2018, the Company accrued expenses of $55 thousand for the split dollar benefit.
Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of September 30, 2018, the Company accrued expenses of $743 thousand in connection with the SERP.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2018 compared to December 31, 2017 and a comparison of the results of operations for the three and nine months ended September 30, 2018 and 2017.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2017 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis).  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new, small- and middle-sized business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 10-branch network.  Currently, the Company is constructing a new branch in Back Mountain, PA in order to expand our presence in Luzerne County, which is expected to open in the fourth quarter of 2018.  We incurred $1.2 million in investment costs related to the construction of this new branch during the first nine months of 2018 and expect another $0.3 million during the last quarter of 2018.  In addition, the Company has received regulatory approval and will begin constructing a branch location in Mountain Top, PA.  We currently expect that this branch will open during the first half of 2019.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of improvement, the general operating environment and our local market area continue to remain challenging due to the lagging unemployment rate and strong local competition.  For the near-term, we expect to continue to operate in a rising interest rate environment.  A rising rate environment positions the Company to improve its net interest income performance.  The Federal Open Market Committee (FOMC) adjusted the short-term federal funds rate up 75 basis points so far during 2018.  Expectations are for short-term rates to rise another 25 basis points this year, potentially further pressuring deposit rate pricing.  The U.S. Treasury yield curve is expected to continue to flatten for the remainder of 2018, but inversion is unlikely.  According to the U.S. Bureau of Labor Statistics,  the national unemployment rate for September 2018 was 3.7%, down four percentage points from December 2017.  Growth in all loan sectors at prudent pricing should mitigate the projected increase in interest expense from higher deposit and borrowing rates and help maintain an acceptable interest rate margin during 2018 and beyond.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) decreased during the first nine months of 2018, but continued to lag behind the unemployment rates of the state and nation.  The local unemployment rate at September 30, 2018 was 4.5%, a decrease of 0.5 percentage points from 5.0% at December 31, 2017 and a decrease from 4.9% at September 30, 2017.  The local unemployment rate decreased during the first nine months of 2018 due to an increase in jobs as more people entered the labor force.  Seasonal fluctuations in unemployment are expected.  The median home values in the region have gone up 9.9% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 0.5% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

Our efforts and focus continue on building relationships concentrating on loans, deposits, wealth management, business services and retail opportunities with clients and prospects with the goal to exceed expectations by providing a valued service.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2017 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us began on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts of the continuing implementation of the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which management believes provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures.  In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2018 compared to 34% at September 30, 2017.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Interest income (GAAP)	$9,028	$7,928	$25,706	$23,148
Adjustment to FTE	182	325	522	959
Interest income adjusted to FTE (Non-GAAP)	9,210	8,253	26,228	24,107
Interest expense	1,317	882	3,213	2,357
Net interest income adjusted to FTE (Non-GAAP)	$7,893	$7,371	$23,015	$21,750

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$6,172	$6,035	$18,542	$17,883

Net interest income (GAAP)	7,711	7,046	22,493	20,791
Plus: taxable equivalent adjustment	182	325	522	959
Non-interest income (GAAP)	2,283	2,248	6,937	6,484
Net interest income (FTE) plus non-interest income (non-GAAP)	$10,176	$9,619	$29,952	$28,234
Efficiency ratio (non-GAAP)	60.65%	62.74%	61.91%	63.34%

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

Comparison of the results of operations

Three and nine months ended September 30, 2018 and 2017

Overview

For the third quarter of 2018, the Company generated net income of $2.9 million, or $0.75 per diluted share, compared to $2.2 million, or $0.60 per diluted share, for the third quarter of 2017.  The $0.7 million, or 29%, increase in net income stemmed from $0.7 million more net interest income and $0.1 million less provision for income taxes which more than offset a $0.1 million rise in non-interest expenses.  In the year-to-date comparison, net income grew $1.8 million, or 28%, to $8.2 million, or $2.15 per diluted share, for the first nine months of 2018 from $6.4 million, or $1.72 per diluted share, for the first nine months of 2017.  Higher net interest income of $1.7 million and $0.5 million more non-interest income combined with a $0.5 million lower provision for income taxes were partially offset by $0.7 million higher non-interest expenses and $0.2 million additional provision for loan losses.

Return on average assets (ROA) was 1.22% and 1.03% for the third quarters of 2018 and 2017, respectively, and 1.21% and 1.02% for the nine months ended September 30, 2018 and 2017, respectively.  During the same time periods, return on average shareholders’ equity (ROE) was 12.65% and 10.36%, respectively, and 12.34% and 10.24%, respectively.  The increases in ROA and ROE were the result of the higher pace of net income growth during 2018 despite asset and equity growth.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2018, net interest income increased $0.7 million, or 9%, to $7.7 million from $7.0 million for the third quarter of 2017 due to interest income increasing faster than interest expense.  The $1.1 million growth in interest income was produced by the addition of $72.5 million in average interest-earning assets combined with a higher yield earned on those assets.  The loan portfolio contributed $0.9 million to this interest income growth due to $54.6 million more average loans earning a higher yield.  A larger average balance of higher yielding mortgage-backed securities produced $0.2 million more interest income from investments.  On the liability side, $12.4 million in additional average interest-bearing deposits with a 16 basis point increase in rates paid on these deposits resulted in $0.2 million more interest expense for the third quarter of 2018 compared to the 2017 like period.  Over the same time periods, the Company utilized $27.7 million more in average overnight borrowings on which they paid a 93 basis point higher rate resulting in $0.2 million in additional interest expense.

Net interest income increased $1.7 million, or 8%, from $20.8 million for the nine months ended September 30, 2017 to $22.5 million for the nine months ended September 30, 2018, due to higher interest income which more than offset the additional interest expense.  Total average interest-earning assets increased $59.2 million along with an increase in the yields earned thereon resulting in $2.6 million of growth in interest income.  In the loan portfolio, the Company experienced average balance growth of $36.8 million combined with higher yields in the commercial and residential portfolios, which had the effect of producing $1.9 million more interest income.  Although all loan portfolios showed more interest income, the consumer loan portfolio increased due to average balance growth while the commercial and residential loan portfolios experienced increases mostly due to higher yields.  In the investment portfolio, an increase in the average balances of mortgage-backed securities was the biggest driver of interest income growth of $0.6 million.  On the liability side, total interest-bearing liabilities grew $28.7 million on average with a 16 basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $32.6 million with a 14 basis point higher rate paid thereon caused $0.7 million higher interest expense.  Although the balance of average borrowings declined during the first nine months of 2018, interest expense on borrowings increased $0.1 million due to higher rates paid on overnight borrowings.

The FTE net interest rate spread decreased by 15 and 11 basis points, respectively, for the three and nine months ended September 30, 2018 compared to the same 2017 periods.  Over the same periods, the FTE net interest margin decreased by 7 and 6 basis points, respectively.  The Company’s lower tax rate in 2018 caused FTE interest income from nontaxable interest-earning assets to decline.  The negative impact of this lower FTE adjustment had the effect of reducing net interest rate spread and margin by eight basis points for the quarter and seven basis points year-to-date.  The rates paid on interest-bearing liabilities rose faster than the yields earned on interest-earning assets causing a further decline in net interest rate spread.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased 17 and 11 basis points for the three and nine months ended September 30, 2018 compared to the same period in 2017.  The primary reason for the increase was higher average interest-bearing liabilities and the rates paid thereon.

For the last quarter of 2018, the Company expects to operate in an increasing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for the remainder of 2018, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The FOMC has been gradually increasing the short-term federal funds rate since the end of 2015, and it has started to effect the rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 75 basis points so far in 2018.  The focus for the remainder of 2018 is to manage net interest income after years of a sustained low interest rate environment through a rising rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow through the end of 2018 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is currently expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 83 and 70 basis points for the three and nine months ended September 30, 2018, respectively, and 59 and 54 basis points for the three and nine months ended September 30, 2017, respectively.  During both periods, an increase in average interest-bearing liabilities and their rates primarily caused the higher cost of interest-bearing liabilities.  During 2017 and 2018, rates paid on interest-bearing deposits started to increase from historic low levels.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2018.  Competition among banks has already begun to pressure banks to increase deposit rates.  If rates continue to rise, the effect could pressure net interest income even further if short-term rates continue to rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% at September 30, 2018 and 34% at September 30, 2017 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-

sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Net deferred loan cost amortization of $182 thousand and $113 thousand during the third quarters of 2018 and 2017, respectively, and $485 thousand and $354 thousand for the nine months ended September 30, 2018 and 2017, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2018			September 30, 2017
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,142	$10	1.77%	$3,646	$12	1.30%
Restricted regulatory securities	4,374	44	4.03	3,255	40	4.89
Investments:
Agency - GSE	5,920	40	2.69	17,481	63	1.43
MBS - GSE residential	116,126	759	2.59	88,928	547	2.44
State and municipal (nontaxable)	44,801	510	4.51	41,880	578	5.48
Other	-	-	-	294	8	9.96
Total investments	166,847	1,309	3.11	148,583	1,196	3.19
Loans and leases:
C&I and CRE (taxable)	303,581	3,755	4.91	298,598	3,515	4.67
C&I and CRE (nontaxable)	33,196	323	3.86	32,318	333	4.09
Consumer	146,669	1,463	3.96	108,513	1,123	4.10
Residential real estate	212,572	2,306	4.30	202,003	2,034	4.00
Total loans and leases	696,018	7,847	4.47	641,432	7,005	4.33
Total interest-earning assets	869,381	9,210	4.20%	796,916	8,253	4.11%
Non-interest earning assets	60,554			59,987
Total assets	$929,935			$856,903

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$198,166	$287	0.57%	$189,037	$208	0.44%
Savings and clubs	131,637	60	0.18	126,768	42	0.13
MMDA	112,264	265	0.94	119,705	216	0.72
Certificates of deposit	112,585	369	1.30	106,761	276	1.03
Total interest-bearing deposits	554,652	981	0.70	542,271	742	0.54
Repurchase agreements	9,662	3	0.14	7,269	3	0.18
Overnight borrowings	45,479	260	2.26	17,817	60	1.33
FHLB advances	18,725	73	1.54	23,704	77	1.28
Total interest-bearing liabilities	628,518	1,317	0.83%	591,061	882	0.59%
Non-interest bearing deposits	203,530			173,627
Non-interest bearing liabilities	8,077			6,942
Total liabilities	840,125			771,630
Shareholders' equity	89,810			85,273
Total liabilities and shareholders' equity	$929,935			$856,903
Net interest income - FTE		$7,893			$7,371

Net interest spread			3.37%			3.52%
Net interest margin			3.60%			3.67%
Cost of funds			0.63%			0.46%

	Nine months ended
(dollars in thousands)	September 30, 2018			September 30, 2017
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$7,540	$94	1.66%	$2,604	$22	1.15%
Restricted regulatory securities	3,228	122	5.06	3,304	96	3.90
Investments:
Agency - GSE	6,205	110	2.37	17,982	191	1.42
MBS - GSE residential	115,219	2,267	2.63	88,742	1,696	2.56
State and municipal (nontaxable)	44,231	1,499	4.53	41,397	1,700	5.49
Other	252	13	6.85	294	23	10.06
Total investments	165,907	3,889	3.13	148,415	3,610	3.25
Loans and leases:
C&I and CRE (taxable)	294,645	10,679	4.85	295,520	10,234	4.63
C&I and CRE (nontaxable)	31,464	872	3.71	31,393	981	4.18
Consumer	131,029	3,893	3.97	101,323	3,175	4.19
Residential real estate	207,957	6,679	4.29	200,047	5,989	4.00
Total loans and leases	665,095	22,123	4.45	628,283	20,379	4.34
Total interest-earning assets	841,770	26,228	4.17%	782,606	24,107	4.12%
Non-interest earning assets	60,440			56,515
Total assets	$902,210			$839,121

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$206,905	$822	0.53%	$185,093	$548	0.40%
Savings and clubs	134,404	181	0.18	125,787	122	0.13
MMDA	110,871	684	0.83	117,596	578	0.66
Certificates of deposit	109,736	984	1.20	100,829	723	0.96
Total interest-bearing deposits	561,916	2,671	0.64	529,305	1,971	0.50
Repurchase agreements	10,792	13	0.16	10,068	15	0.20
Overnight borrowings	19,443	324	2.22	23,892	197	1.10
FHLB advances	18,876	205	1.45	19,096	174	1.21
Total interest-bearing liabilities	611,027	3,213	0.70%	582,361	2,357	0.54%
Non-interest bearing deposits	195,392			167,313
Non-interest bearing liabilities	7,384			6,021
Total liabilities	813,803			755,695
Shareholders' equity	88,407			83,426
Total liabilities and shareholders' equity	$902,210			$839,121
Net interest income - FTE		$23,015			$21,750

Net interest spread			3.47%			3.58%
Net interest margin			3.66%			3.72%
Cost of funds			0.53%			0.42%

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

	Nine months ended September 30,
(dollars in thousands)	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$58	$14	$72	$(72)	$35	$(37)
Restricted regulatory securities	(2)	28	26	60	(5)	55
Investments:
Agency - GSE	(166)	85	(81)	(3)	21	18
MBS - GSE residential	522	49	571	336	297	633
State and municipal	74	7	81	157	(30)	127
Other	(3)	(3)	(6)	-	-	-
Total investments	427	138	565	490	288	778
Loans and leases:
Residential real estate	241	449	690	265	104	369
C&I and CRE	(27)	514	487	801	367	1,168
Consumer	890	(172)	718	1,042	(684)	358
Total loans and leases	1,104	791	1,895	2,108	(213)	1,895
Total interest income	1,587	971	2,558	2,586	105	2,691

Interest expense:
Deposits:
Interest-bearing checking	72	202	274	71	136	207
Savings and clubs	9	50	59	9	-	9
Money market	(34)	140	106	(70)	27	(43)
Certificates of deposit	68	193	261	8	63	71
Total deposits	115	585	700	18	226	244
Repurchase agreements	1	(3)	(2)	(1)	-	(1)
Overnight borrowings	(42)	169	127	191	(8)	183
FHLB advances	(2)	33	31	174	-	174
Total interest expense	72	784	856	382	218	600
Net interest income	$1,515	$187	$1,702	$2,204	$(113)	$2,091

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

The provision for loan losses remained stable at  $0.4 million for both the third quarter of 2018 and 2017. For the nine months ended September 30, 2018 and 2017, the Company recorded a provision for loan losses of $1.1 million and $0.9 million, respectively, a $0.2 million increase.  The provision for loan losses derives from the reserve required from the allowance for loan losses calculation.  In the year-to-date comparison, the increase was primarily due to loan growth from auto and residential loans as well as certain macroeconomic factors associated with them.  These macroeconomic factors included risks inherent with higher auto loan portfolio concentrations and decreasing market values in certain urban markets within the residential portfolio.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2018, non-interest income amounted to $2.3 million, unchanged from the third quarter of 2017.  Interchange fees grew almost $0.1 million due to a higher volume of debit card transactions and fees from trust activities increased almost $0.1 million due to more assets under management.  These increases were offset by $0.1 million less service charges on loans and $0.1 million lower gains on loan sales.

Non-interest income totaled $6.9 million for the nine months ended September 30, 2018, an increase of $0.5 million, or 7%, from the $6.4 million recorded for the same 2017 period.  Trust fees were $0.3 million higher due to the larger level of assets under management.  There were also increases in debit card interchange fees of $0.2 million, financial service fees of $0.1 million and $0.1 million in additional gains on the sale of securities.  These increases were partially offset by $0.2 million less gains on loan sales and $0.2 million lower service charges on loans.

Other operating expenses

For the quarter ended September 30, 2018, total other operating expenses were $6.2 million, an increase of $0.1 million, or 2%, compared to $6.1 million for the same 2017 quarter.  Salary and employee benefits rose $0.2 million, or 7%, to $3.4 million for the third quarter of 2018 from $3.2 million for the third quarter of 2017.  The increase was primarily due to higher salaries from merit increases and new positions added.  Data processing and communications expense increased $0.1 million during the third quarter of 2018 compared to the third quarter of 2017 because a higher level of accounts and transactions led to additional data center service costs.  Partially offsetting these increases was a $0.1 million decrease in loan collection costs.

For the nine months ended September 30, 2018, non-interest expenses increased $0.7 million, or 4%, compared to the nine months ended September 30, 2017, from $17.8 million to $18.5 million.  Salaries and employee benefit expenses contributed the most to the increase growing $0.7 million, or 7%.  The basis of this increase included $0.4 million higher salaries from staff additions and merit increases, $0.2 million in additional stock-based compensation expense and $0.1 million more in expenses from a post-retirement benefit plan entered into at the end of the first quarter of 2017.  Data processing and communications expense also increased $0.2 million.  Partially offsetting these increases was a $0.1 million decrease in professional expense, $0.1 million lower collection expenses and $0.1 million less ORE expense.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, for the nine months ended September 30, 2018 and 2017 were 1.72% and 1.82%, respectively.  The expense ratio decreased because of higher average assets during the nine months ended September 30, 2018 compared to the same 2017 period.  The efficiency ratio decreased from 63.34% at September 30, 2017 to 61.91% at September 30, 2018 due to higher total revenue.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and as a result the Company’s federal corporate tax rate was reduced from 34% to 21% effective January 1, 2018.  The provision for income taxes decreased $0.5 million, or 23%, from $2.1 million for the nine months ended September 30, 2017 to $1.6 million for the nine months ended September 30, 2018 despite higher income before taxes due to the lower corporate tax rate.  The Company's effective tax rate was 16.4% at September 30, 2018 compared to 24.5% at September 30, 2017.

Comparison of financial condition at

September 30, 2018 and December 31, 2017

Overview

Consolidated assets increased $86.3 million, or 10%, to $949.9 million as of September 30, 2018 from $863.6 million at December 31, 2017.  The increase in assets occurred principally in the loan and investment portfolios.  The asset growth was funded mostly by growth in deposits of $48.9 million and borrowings of $32.3 million.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  All of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Beginning on January 1, 2018, equity securities were carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within the consolidated statements of income as a component of non-interest income.  The Company sold all of its remaining equity securities during the second quarter of 2018.  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of September 30 2018, the carrying value of investment securities amounted to $171.5 million, or 18% of total assets, compared to $157.4 million, or 18% of total assets, at December 31, 2017.  On September 30, 2018, 70% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2018 and December 31, 2017.  The AFS securities were recorded with a net unrealized loss of $3.2 million and a net unrealized gain of $2.3 million as of September 30, 2018 and December 31, 2017.  On January 1, 2018, $0.5 million of net unrealized gains on equity securities were reclassified from AOCI to retained earnings.  Of the remaining net decline in the unrealized gain position of $5.0 million, $3.4 million was net unrealized losses on mortgages-backed securities, $1.5 was net unrealized losses on municipal securities and $0.1 million was net unrealized losses on agency securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to exceed its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of September 30, 2018, the Company had $137.4 million in public deposits, or 18% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of September 30, 2018, the balance of pledged securities required for deposit and repurchase agreement accounts was $110.6 million, or 64% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the nine months ended September 30, 2018, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first nine months of 2018, the carrying value of total investments increased $14.1 million, or 9%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.  During the third quarter of 2018, the Company purchased approximately $15 million of securities, primarily MBS-GSE residential, funded by FHLB advances with maturity dates laddered out from 3 to 5 years matching a spread expected to produce a suitable after-tax return.

A comparison of investment securities at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$120,532	70.3%	$103,152	65.5%
State & municipal subdivisions	45,086	26.3	44,306	28.2
Agency - GSE	5,833	3.4	9,099	5.8
Equity securities - financial services	-	-	828	0.5
Total	$171,451	100.0%	$157,385	100.0%

As of September 30, 2018, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at September 30, 2018 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$55	5.50%	$1,199	4.44%	$119,278	3.36%	$120,532	3.37%
State & municipal subdivisions	-	-	927	6.04	4,677	4.92	39,482	4.80	45,086	4.84
Agency - GSE	-	-	2,914	2.60	2,919	2.80	-	-	5,833	2.70
Total debt securities	$-	-%	$3,896	3.40%	$8,795	4.14%	$158,760	3.71%	$171,451	3.72%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $44 thousand and $122 thousand for the three and nine months ended September 30, 2018 and $40 thousand and $96 thousand for the same 2017 periods, respectively.  The balance in FHLB stock was $4.7 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, loans HFS consisted of residential mortgages with carrying amounts of $4.0 million and $2.2 million, respectively, which approximated their fair values.  During the nine months ended September 30, 2018, residential mortgage loans with principal balances of $24.9 million were sold into the secondary market and the Company recognized net gains of $0.5 million, compared to $30.9 million and $0.6 million, respectively, during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand, compared to $2.4 million and $100 thousand, respectively, during the nine months ended September 30, 2017.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At September 30, 2018 and December 31, 2017, the servicing portfolio balance of sold residential mortgage loans was $304.9 million and $299.3 million, respectively.  At September 30, 2018 and December 31, 2017, the servicing portfolio balance of sold SBA loans was $5.6 million and $5.6 million, respectively.

Loans and leases

As of September 30, 2018, the Company had gross loans and leases totaling $701.9 million compared to $638.6 million at December 31, 2017.  The growth of $63.3 million, or 10%, was largely attributed to the consumer portfolio, more specifically the auto and lease portfolio.  The composition of the loan portfolio with the exception of the auto and lease and non-owner occupied real estate categories remains consistent.  The expectation for the remainder of 2018 is the auto and lease portfolio will remain at current levels. The relationship managers continue to focus on relationship banking by communicating with our existing clients and developing new relationships.

Commercial and industrial and commercial real estate

As of September 30, 2018, the commercial portfolio recognized net growth of $17.9 million, or 6%, compared to December 31, 2017.  The growth was largely attributed to growth in the commercial and industrial portfolio of $8.2 million, or 7%, and commercial real estate owner occupied category of $11.8 million, or 11%.  The commercial non-owner occupied real estate category recognized a reduction of $3.3 million, or 4%.  Our expectations for the fourth quarter will yield similar results.

Consumer

The consumer loan portfolio grew 20%, or $33.7 million, from $169.7 million at December 31, 2017 to $203.4 million at September 30, 2018.  The growth was largely supported by a 36%, or $30.1 million, increase in auto loans and leases.  Home equity installment loans also contributed to the segment’s growth with increased volume of $4.2 million, or 15%, over December 31, 2017.

Consumer loan growth is expected to soften over the last quarter of 2018 as new auto and lease volume will likely be similar to the portfolio’s runoff.  Targeted sales and marketing campaigns continue to support home equity loan volume in the face of 2018 Tax Act changes.

Residential

The residential loan portfolio grew approximately $11.6 million, or 8%, from $146.8 million at December 31, 2017 to $158.4 million at September 30, 2018.  Held-for-investment and construction real estate mortgages both demonstrated growth in the first nine months of 2018.  Held-for-investment residential loans grew $8.8 million from $136.9 million to $145.7 million and construction loan balances grew $2.8 million from $9.9 million to $12.7 million.  Held-for-investment real estate makes up approximately 92% of the total residential portfolio at September 30, 2018.

The composition of the loan portfolio at September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$121,788	17.3%	$113,601	17.8%
Commercial real estate:
Non-owner occupied	89,568	12.8	92,851	14.5
Owner occupied	121,144	17.3	109,383	17.1
Construction	7,510	1.1	6,228	1.0
Consumer:
Home equity installment	31,511	4.5	27,317	4.3
Home equity line of credit	52,936	7.5	53,273	8.3
Auto and leases	113,643	16.2	83,510	13.1
Other	5,292	0.8	5,604	0.9
Residential:
Real estate	145,711	20.7	136,901	21.5
Construction	12,754	1.8	9,931	1.5
Gross loans	701,857	100.0%	638,599	100.0%
Less:
Allowance for loan losses	(9,944)		(9,193)
Unearned lease revenue	(969)		(639)
Net loans	$690,944		$628,767

Loans held-for-sale	$3,998		$2,181

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

•application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation; and

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2018		December 31, 2017		September 30, 2017

Balance at beginning of period	$9,193		$9,364		$9,364

Charge-offs:
Commercial and industrial	(106)		(143)		(76)
Commercial real estate	(166)		(635)		(416)
Consumer	(275)		(658)		(505)
Residential	(117)		(309)		(38)
Total	(664)		(1,745)		(1,035)

Recoveries:
Commercial and industrial	67		10		5
Commercial real estate	36		47		44
Consumer	187		67		53
Residential	-		-		-
Total	290		124		102
Net charge-offs	(374)		(1,621)		(933)
Provision for loan losses	1,125		1,450		925
Balance at end of period	$9,944		$9,193		$9,356

Allowance for loan losses to total loans	1.42%		1.44%		1.47%
Net charge-offs to average total loans outstanding	0.07%		0.26%		0.20%
Average total loans	$665,095		$630,960		$628,283
Loans 30 - 89 days past due and accruing	$4,013		$2,893		$2,444
Loans 90 days or more past due and accruing	$14		$6		$-
Non-accrual loans	$3,777		$3,441		$3,864
Allowance for loan losses to non-accrual loans	2.63	x	2.67	x	2.42	x
Allowance for loan losses to non-performing loans	2.62	x	2.67	x	2.42	x

The allowance for loan losses was $9.9 million at September 30, 2018 and $9.4 million at September 30, 2017.  Relative to the loan portfolio, the allowance decreased from 1.47% of total loans at September 30, 2017 to 1.42% at September 30, 2018, as the actual allowance increased $0.5 million, or 6%, year-over-year, while total loans increased $66.4 million, or 10%, over the same time period.  The decline in the allowance relative to total loans was considered appropriate by management due to the Company’s improving asset quality.

During the three month period ended March 31, 2018, management reduced qualitative factors associated with owner-occupied commercial real estate and residential home equity lines of credit due to lower levels of delinquency associated with these loans.  In the subsequent quarters, qualitative factors were unchanged from the levels at March 31, 2018.

Net charge-offs against the allowance totaled $0.4 million for the nine month period ended September 30, 2018 compared with $0.9 million for the nine month period ended September 30, 2017, representing a $0.5 million decrease.  The decline in net charge-offs was attributed to total charge-offs decreasing $0.3 million for the first three quarters of 2018 compared to the same period in 2017, and total recoveries increasing $0.2 million over the same time period.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the	% of Total	For the	% of Total
	nine months ended	Net	nine months ended	Net
(dollars in thousands)	September 30, 2018	Charge-offs	September 30, 2017	Charge-offs

Net charge-offs
Commerical and industrial	$(39)	10%	$(71)	8%
Commercial real estate	(130)	35	(372)	40
Consumer	(88)	24	(452)	48
Residential	(117)	31	(38)	4
Total net charge-offs	$(374)	100%	$(933)	100%

For the nine month period ended September 30, 2018, allowance levels rose by $0.7 million to $9.9 million compared to $9.2 million at December 31, 2017, while total loans increased by $62.9 million to $700.9 million compared to $638.0 million at December 31, 2017.  Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.  The allowance decreased from 1.44% of total loans at December 31, 2017 to 1.42% of total loans at September 30, 2018, as loan growth outpaced the growth in the allowance.

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

	September 30, 2018		December 31, 2017		September 30, 2017
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,030	31%	$4,060	33%	$4,102	33%
Commercial and industrial	1,334	17	1,374	18	1,399	18
Consumer	2,674	29	2,063	26	1,969	26
Residential real estate	1,777	23	1,608	23	1,799	23
Unallocated	129	-	88	-	87	-
Total	$9,944	100%	$9,193	100%	$9,356	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 54% of the total allowance for loan losses at September 30, 2018, which represents a five percentage point decrease from September 30, 2017 and a five percentage point decrease from December 31, 2017.  The relative decrease in the allowance allocated to the commercial loan portfolio was mostly related to improving asset quality, which reduced the historical loss percentages applied to the commercial loan portfolio.

The allocation of the allowance for the consumer category of loans, accounted for approximately 27% of the total allowance for loan losses at September 30, 2018, which represents a six percentage point increase from September 30, 2017 and a five percentage point increase from December 31, 2017.  This higher allocation for the consumer category of loans was mostly related to increases in the qualitative factor assigned for this segment due to the rising rate environment and concerns about the urban residential housing market; consumer loan growth, specifically in the Company’s auto portfolio; and the addition of a consumer installment TDR loan with a large specific impairment in the first quarter of 2018.

The allocation of the allowance for the residential real estate category of loans, accounted for approximately 18% of the total allowance for loan losses at September 30, 2018, which represents a one percentage point decrease from September 30, 2017 and a one percentage point increase from December 31, 2017.  The year-over-year decrease in the allowance allocated to residential real estate was attributed to the charge down to fair market value of a residential real estate loan with a large specific impairment. The year-to-date increase in the allowance allocated to residential real estate was attributed an increase in individually impaired residential real estate loans along with growth in this category of loans.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was approximately 1% of the total allowance for loan losses at September 30, 2018, which is consistent with the unallocated reserve percentage at September 30, 2017 and December 31, 2017.  Management provided the amount in order to support growth in the loan portfolio and reinforce the allowance for identified and potential credit risks that still exist from an uncertain local economic climate.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.  At September 30, 2018, non-performing assets represented 0.65% of total assets compared with 0.76% as of September 30, 2017 and 0.73% as of December 31, 2017.  The year-over-year improvement resulted from a combination of $71.6 million in total asset growth and a $0.5 million net reduction in total non-performing assets.  The year-to-date improvement in the non-performing assets to total assets ratio resulted from growth in total assets (10%, or $86.2 million) along with a decline in non-performing assets (-1%, or $0.1 million decrease).

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017

Loans past due 90 days or more and accruing	$14	$6	$-
Non-accrual loans *	3,777	3,441	3,864
Total non-performing loans	3,791	3,447	3,864
Troubled debt restructurings	1,841	1,871	1,881
Other real estate owned and repossessed assets	577	973	927
Total non-performing assets	$6,209	$6,291	$6,672

Total loans, including loans held-for-sale	$704,886	$640,141	$636,096
Total assets	$949,854	$863,637	$878,266
Non-accrual loans to total loans	0.54%	0.54%	0.61%
Non-performing loans to total loans	0.54%	0.54%	0.61%
Non-performing assets to total assets	0.65%	0.73%	0.76%

* In the table above, the amount includes non-accrual TDRs of $1.9 million as of September 30, 2018, $1.6 million as of December 31, 2017 and $2.0 million as of September 30, 2017.

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

From December 31, 2017 to September 30, 2018, non-performing loans, which consists of accruing loans that were over 90 days past due as well as all non-accrual loans, increased from $3.4 million to $3.8 million, a $0.4 million, or 10%, increase.  The rise in non-performing loans was the result of additions of $2.1 million and miscellaneous expenses added to balances of $0.1 million for non-accrual loans. These increases were partially offset by payments received of $0.5 million, charge-offs of $0.3 million, transfers back to accrual of $0.3 million and transfers to ORE of $0.7 million for all non-accrual loans.  Also, there was an $8 thousand increase in accruing loans that were over 90 days past due from December 31, 2017 to September 30, 2018.

From December 31, 2017 to September 30, 2018, the portion of accruing loans that were over 90 days past due increased from one loan totaling $6 thousand to one loan totaling $14 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2017 to September 30, 2018, non-accrual loans of all types increased by $0.3 million, or 10%, from $3.4 million to $3.7 million.  At December 31, 2017, there were a total of 39 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At September 30, 2018, there were a total of 40 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  The increase in non-accrual loans is primarily attributed to two loans to a single borrower, totaling $0.7 million, being placed on non-accrual status during the third quarter of 2018.

The composition of non-performing loans as of September 30, 2018 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$121,788	$-	$169	$169	0.14%
Commercial real estate:
Non-owner occupied	89,568	-	538	538	0.60%
Owner occupied	121,144	-	911	911	0.75%
Construction	7,510	-	46	46	0.61%
Consumer:
Home equity installment	31,511	-	462	462	1.47%
Home equity line of credit	52,936	-	43	43	0.08%
Auto loans and leases *	112,674	14	62	76	0.07%
Other	5,292	-	-	-	-
Residential:
Real estate	145,711	-	1,546	1,546	1.06%
Construction	12,754	-	-	-	-
Loans held-for-sale	3,998	-	-	-	-

Total	$704,886	$14	$3,777	$3,791	0.54%

*Net of unearned lease revenue of $1.0 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of September 30, 2018 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $190 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the nine months ended September 30, 2018
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$395	$542	$636	$-	$3,444
Additions	-	-	-	-	365	414	779
Transfers	-	-	(395)	-		-	(395)
Pay downs / payoffs	-	(30)	-	(14)	-	(1)	(45)
Charge offs	-	-	-	-	(78)	-	(78)
Ending balance	$24	$1,817	$-	$528	$923	$413	$3,705
Number of loans	1	10	-	1	2	1	15

As of and for the year ended December 31, 2017
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	1,059	-	-	-	1,059
Transfers	-	(969)	-	969	-	-
Pay downs / payoffs	(1)	(41)	-	(227)	(18)	(287)
Charge offs	-	-	(255)	(200)	(227)	(682)
Ending balance	$24	$1,847	$395	$542	$636	$3,444
Number of loans	1	10	1	1	1	14

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2017 to September 30, 2018, the balance of TDRs increased $0.3 million from 14 loans to 10 unrelated borrowers totaling $3.4 million to 15 loans to 10 unrelated borrowers totaling $3.7 million.  The increase was driven by the addition of 2 TDRs to a single borrower totaling $0.7 million in the first quarter of 2018.  This increase was partially offset by the transfer to ORE of a consumer HELOC TDR with balance of $0.4 million in the first quarter of 2018.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2017, three TDRs totaling $1.6 million were on non-accrual.  At September 30, 2018, four TDRs totaling $1.9 million were on non-accrual.  During the first quarter of 2018, one non-accrual consumer HELOC TDR was transferred to ORE and during the third quarter of 2018, two TDRs were placed on non-accrual status.

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

Foreclosed assets held-for-sale

From December 31, 2017 to September 30, 2018, foreclosed assets held-for-sale (ORE) decreased from $1.0 million to $0.6 million, a $0.4 million, or 41%, decrease.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$973	11	$1,298	13

Additions	725	8	272	5
Pay downs	(2)		(18)
Write downs	(123)		(100)
Sold	(996)	(10)	(479)	(7)
Balance at end of period	$577	9	$973	11

As of September 30, 2018, ORE consisted of nine properties from nine unrelated borrowers totaling $0.6 million.  Four of these properties ($0.2 million) were added in 2018; two of these properties ($48 thousand) were added in 2017; one was added in 2016 ($0.2 million); one was added in 2015 ($0.1 million); and one was added in 2014 ($42 thousand).  Of the nine properties, one totaling $0.1 million had a signed sales agreement, one totaling $15 thousand was in the process of being sold, while the seven remaining properties totaling $0.5 million were listed for sale.

As of December 31, 2017 and September 30, 2018, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.4 million during the first nine months of 2018.  The Company recorded $1.0 million in depreciation expense which was partially offset by $0.6 million in additions to fixed assets.  For the last quarter of 2018, we expect premises and equipment to increase, projected to grow by $1.6 million, net of depreciation, by the end of the year primarily due to the building of a new Back Mountain branch scheduled for completion during the fourth quarter.

Other assets

During the first nine months of 2018, the $5.0 million, or 31%, increase in other assets was due mostly to a $1.3 million investment settlement pending; $1.3 million more in construction in process; $1.1 million in higher residual values associated with recording new automobile leases, net of lease disposals; $0.7 million higher prepaid dealer reserve; $0.3 million lower net deferred tax liability and $0.2 million higher prepaid expenses.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$216,418	27.8%	$202,536	27.7%
Savings and clubs	129,193	16.6	129,992	17.8
Money market	113,273	14.5	111,921	15.3
Certificates of deposit	113,589	14.6	107,066	14.7
Total interest-bearing	572,473	73.5	551,515	75.5
Non-interest bearing	206,588	26.5	178,631	24.5
Total deposits	$779,061	100.0%	$730,146	100.0%

Total deposits increased $48.9 million, or 7%, from $730.2 million at December 31, 2017 to $779.1 million at September 30, 2018.  Non-interest bearing checking accounts contributed the most to the growth with an increase of $28.0 million.  During the first nine months of 2018, the Company received $13.5 million in non-interest bearing deposits from a new business relationship.  The remainder of the growth in non-interest bearing checking resulted mostly from growth in business accounts, but personal and public accounts grew as well.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  Interest-bearing checking deposits grew $13.9 million from growth in business and public accounts.  One new public customer contributed $10.5 million to this interest-bearing deposit growth.  Additionally, money market accounts grew $1.4 million during the first nine months of 2018 and CDs also increased $6.5 million.  These increases were partially offset by a $0.8 million decrease in savings and clubs.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  The Company expects asset growth for the last quarter of 2018 funded primarily by growth in deposits plus utilization of available borrowing capacity.  Growth in deposits is expected from the opening of a new branch in Back Mountain and expanding our footprint in Luzerne County.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products started to pick up in 2018 as interest rates have risen.  The Company’s portfolio of CDs increased mostly due to CD promotions and customers’ desire for higher-yielding deposit alternatives.  During the first nine months of 2018, deposit customers began to move some money from savings and money market accounts to CDs.  If rates continue to rise, demand for CDs may continue to grow thereby possibly increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum amount of $250,000 per person.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of September 30, 2018, the Company did not have any CDARS.  As of December 31, 2017, CDARS represented $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at September 30, 2018 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$5,147	$11,344	$31,992	$16,325	$64,808
CDARS	-	-	-	-	-
Total CDs of $100,000 or more	5,147	11,344	31,992	16,325	64,808
CDs of less than $100,000	6,575	7,251	12,924	22,031	48,781
Total CDs	$11,722	$18,595	$44,916	$38,356	$113,589

Certificates of deposit of $250,000 or more amounted to $37.3 million and $30.9 million as of September 30, 2018 and December 31, 2017, respectively.

Approximately 10% of the CDs, with a weighted-average interest rate of 0.83%, are scheduled to mature in 2018 and an additional 63%, with a weighted-average interest rate of 1.42%, are scheduled to mature in 2019.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company does expect CD growth to continue during the last quarter of 2018, and will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.    The Company currently expects the cost of deposit funds to rise due to the current increasing interest rate environment.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  In addition, short-term borrowings may include overnight balances which the Company may require to fund daily liquidity needs such as deposit and repurchase agreement cash outflow, loan demand and operations.  Short-term borrowings increased $21.8 million during the first nine months of 2018.  The Company will continue to use short-term borrowings to fund asset growth in the near term but expects to replace some of these borrowings with deposits during the last quarter of 2018.

At September 30, 2018, the Company had $31.7 million in FHLB advances with a weighted average interest rate of 2.15%.  During the first quarter of 2018, the Company paid off $2.5 million of FHLB advances and another $2.0 million was paid off during the third quarter of 2018.  During September 2018, the Company borrowed $15 million with maturity dates laddered out from 3 to 5 years in order to purchase securities.  As of September 30, 2018, the Company had the ability to borrow an additional $171.7 million from the

FHLB.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$31,778	44.2%	$7,455	18.8%
Securities sold under repurchase agreements	8,491	11.8	11,047	27.8
FHLB advances	31,704	44.0	21,204	53.4
Total	$71,973	100.0%	$39,706	100.0%

The original maturity dates of FHLB advances as of September 30, 2018 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$16,704	1.38%
After 1 but within 2	-	-
After 2 but within 3	5,000	2.95
After 3 but within 4	5,000	2.99
After 4 years	5,000	3.07
Total	$31,704	2.15%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2018, the Company maintained a one-year cumulative gap of positive (asset sensitive) $41.4 million, or 4%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2018:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$2,683	$-	$-	$14,261	$16,944
Investment securities (1)(2)	4,517	23,997	32,336	115,318	176,168
Loans and leases(2)	190,822	123,756	199,357	181,007	694,942
Fixed and other assets	-	20,464	-	41,336	61,800
Total assets	$198,022	$168,217	$231,693	$351,922	$949,854
Total cumulative assets	$198,022	$366,239	$597,932	$949,854

Non-interest-bearing transaction deposits (3)	$-	$20,679	$56,770	$129,139	$206,588
Interest-bearing transaction deposits (3)	171,918	-	143,484	143,482	458,884
Certificates of deposit	11,722	63,511	33,830	4,526	113,589
Repurchase agreements	8,491	-	-	-	8,491
Short-term borrowings	31,778	-	-	-	31,778
FHLB advances	-	16,704	5,000	10,000	31,704
Other liabilities	-	-	-	8,768	8,768
Total liabilities	$223,909	$100,894	$239,084	$295,915	$859,802
Total cumulative liabilities	$223,909	$324,803	$563,887	$859,802

Interest sensitivity gap	$(25,887)	$67,323	$(7,391)	$56,007
Cumulative gap	$(25,887)	$41,436	$34,045	$90,052

Cumulative gap to total assets	-2.7%	4.4%	3.6%	9.5%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2018 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2018 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	0.6%	(7.2)%
Net income	1.8	(15.3)
Economic value at risk:
Economic value of equity	(3.4)	(25.2)
Economic value of equity as a percent of total assets	(0.6)	(4.0)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2018, the Company’s risk-based capital ratio was 14.87%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2018, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$33,411	$197	0.6%
+100 basis points	33,365	151	0.5
Flat rate	33,214	-	-
-100 basis points	32,091	(1,123)	(3.4)
-200 basis points	30,824	(2,390)	(7.2)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of September 30, 2018, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2018, the Company accumulated $1.1 million of cash.  During the period, the Company’s operations provided approximately $10.3 million mostly from $22.9 million of net cash inflow from the components of net interest income; partially offset by net non-interest expense/income related payments of $11.1 million, a $1.1 million increase in the residual value from the Company’s automobile leasing activities, $0.3 million in estimated tax payments and $0.1 million in originations of loans HFS over proceeds.  Cash inflow from interest-earning assets, deposits, borrowings and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down FHLB advances and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

In September 2018, the Company used $15 million in FHLB advances to purchase securities.  In September 2018, the Company also purchased 2 letters of credit from the FHLB totaling $29.9 million to pledge to public deposits.

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

As of September 30, 2018, the Company maintained $16.9 million in cash and cash equivalents and $175.4 million of investments AFS and loans HFS.  Also as of September 30, 2018, the Company had approximately $171.7 million available to borrow from the FHLB, $21.0 million from correspondent banks, $90.6 million from the FRB and $46.2 million from the CDARS program.  The combined total of $521.8 million represented 55% of total assets at September 30, 2018.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2018, total shareholders' equity increased $2.7 million, or 3%, due principally from the $8.2 million in net income added into retained earnings which was partially offset by the $3.9 million, after tax decline in the net unrealized gain position in the Company’s investment portfolio.  The Company’s capital position was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP), $0.3 million from issuance of stock through the Company’s DRP and $0.7 million from stock-based compensation expense from the ESPP and unvested restricted stock and SSARs.  These items were partially offset by $2.7 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 33.4% for the nine months ended September 30, 2018.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2018, the Company reported a net unrealized loss position of $2.5 million, net of tax, from the debt securities AFS portfolio compared to a net unrealized gain of $1.8 million as of December 31, 2017.  The Company experienced $2.7 million in net unrealized losses on mortgage-backed securities and $1.2 million in net unrealized losses on municipal securities during the first nine months of 2018.  Additionally during the first quarter of 2018, $0.4 million in unrealized gains on equity securities, net of tax, were reclassified to retained earnings.  These equity securities were subsequently sold.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is inevitable and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first nine months of 2018, the Company purchased shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of September 30, 2018 and December 31, 2017, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a combined basis, and the Bank as of September 30, 2018 and December 31, 2017:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2018:

Total capital (to risk-weighted assets)
Consolidated	$100,888	14.9%	≥	$54,292	8.0%	≥	$67,017	9.9%		N/A	N/A
Bank	$100,006	14.7%	≥	$54,286	8.0%	≥	$67,010	9.9%	≥	$67,858	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$92,386	13.6%	≥	$30,539	4.5%	≥	$43,264	6.4%		N/A	N/A
Bank	$91,505	13.5%	≥	$30,536	4.5%	≥	$43,259	6.4%	≥	$44,108	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$92,386	13.6%	≥	$40,719	6.0%	≥	$53,444	7.9%		N/A	N/A
Bank	$91,505	13.5%	≥	$40,715	6.0%	≥	$53,438	7.9%	≥	$54,286	8.0%

Tier I capital (to average assets)
Consolidated	$92,386	9.9%	≥	$37,205	4.0%	≥	$37,205	4.0%		N/A	N/A
Bank	$91,505	9.8%	≥	$37,214	4.0%	≥	$37,214	4.0%	≥	$46,517	5.0%

As of December 31, 2017:

Total capital (to risk-weighted assets)
Consolidated	$93,204	14.9%	≥	$50,028	8.0%	≥	$57,845	9.3%		N/A	N/A
Bank	$93,130	14.9%	≥	$50,122	8.0%	≥	$57,954	9.3%	≥	$62,653	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$28,141	4.5%	≥	$35,957	5.8%		N/A	N/A
Bank	$85,280	13.6%	≥	$28,194	4.5%	≥	$36,025	5.8%	≥	$40,724	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$37,521	6.0%	≥	$45,338	7.3%		N/A	N/A
Bank	$85,280	13.6%	≥	$37,592	6.0%	≥	$45,423	7.3%	≥	$50,122	8.0%

Tier I capital (to average assets)
Consolidated	$85,369	9.9%	≥	$34,471	4.0%	≥	$34,471	4.0%		N/A	N/A
Bank	$85,280	9.9%	≥	$34,483	4.0%	≥	$34,483	4.0%	≥	$43,103	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2017 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2018.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017;  Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017; Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: November 8, 2018	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 8, 2018	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer