Form 10-K
period 2018-12-31
FIDELITY D & D BANCORP INC
filed 2019-03-14
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

COMMISSION FILE NUMBER 001-38229

FIDELITY D & D BANCORP, INC.

COMMONWEALTH OF PENNSYLVANIA  I.R.S. EMPLOYER IDENTIFICATION NO: 23-3017653

BLAKELY AND DRINKER STREETS

DUNMORE, PENNSYLVANIA  18512

TELEPHONE NUMBER (570) 342-8281

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
Common Stock, without par value

NAME OF EACH EXCHANGE ON WHICH REGISTERED:

The NASDAQ Stock Market LLC

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $172.4 million as of June 30, 2018, based on the closing price of $61.99.  The number of shares of common stock outstanding as of February 28, 2019,  was 3,780,975.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2019 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2018 Annual Report on Form 10-K

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2018 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.  In 2018, the Company had 6.12% of the Scranton-Wilkes-Barre metropolitan statistical area’s total deposit market share ranking 7th in total deposits.    The Company had 181 full-time equivalent employees on December 31, 2018, which includes exempt officers, exempt, non-exempt and part-time employees.

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

During 2018, the national economy continued to improve with the unemployment rate dropping to 3.9% compared to 4.1% at the end of 2017.  The unemployment rate in the Company’s local statistical market, Scranton-Wilkes-Barre, fell to 4.8% from 5.0% at the end of 2017.  The local economy has been volatile in recent years and generally lags the national market trends.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers.  In addition, the Company strives to accelerate the property foreclosure process thereby lessening the negative financial impact of foreclosed property ownership.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) entitled “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred.

The new CECL standard will become effective for the Company for the fiscal year beginning January 1, 2020 and for interim periods thereafter.  The Company is currently evaluating the impact the CECL model will have on its accounting.  There is a risk that the Company may recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or the overall impact of the new standard on its business, financial condition and results of operations. Accordingly, it is possible the new standard may require an increase in the allowance for credit losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.  Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If the Company is required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The long-term intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Company anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

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

A  protracted government shutdown or issues relating to debt and the deficit may adversely affect the Company.

Extended shutdowns of parts of the federal government could negatively impact the financial performance of certain customers and could impact customers’ future access to certain loan and guarantee programs. As a result, this could impact the Company’s business, financial condition and results of operations.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2018, the Company operated 11 full-service banking offices, of which six were owned and five were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.  We believe each of our facilities is suitable and adequate to meet our current operational needs.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (3)	x		x

4010 Birney Ave., Moosic, PA	Owned	Moosic Branch	x	x	x

225 Kennedy Blvd., Pittston, PA	Leased	Pittston Branch	x	x	x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Owned	Kingston Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch(2)	x	x	x

2363 Memorial Hwy., Dallas, PA 18612	Leased	Back Mountain Branch	x	x

*All of the owned properties are free of encumbrances.  At the Green Ridge branch office, Back Mountain branch office and Pittston branch office, the Company leases the land from an unrelated third party, however the buildings are the Company’s own capital improvement.

(1)	Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch.
(2)	This office has two automated teller machines (ATMs).
(3)	Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building.

During 2018, the Bank entered into a lease for a new branch in Mountaintop, Pennsylvania and lease payments will commence in August 2019.

As of December 31, 2018, the Bank maintained five free standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;
•	Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA;
•	Antonio’s Pizza, 45 Luzerne St., West Pittston, PA;
•	511 Scranton Carbondale Highway, Eynon, PA;
•	Back Mountain, 32 Dallas Shopping Ctr., Dallas, PA.

Foreclosed assets held-for-sale includes other real estate owned (ORE).  The Company had six ORE properties as of December 31, 2018, which stemmed from six unrelated borrowers.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.  For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

ITEM 4:   MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on Nasdaq and traded on The NASDAQ Global Market under the symbol “FDBC.”  Shareholders requesting information about the Company’s common stock may contact:

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

The Company had approximately 1,310 shareholders at December 31, 2018 and 1,324 shareholders as of February 28, 2019.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and SNL U.S. Bank NASDAQ index (the SNL NASDAQ index) for the period of five fiscal years commencing January 1, 2014, and ending December 31, 2018.  As of December 31, 2018, the SNL NASDAQ index consisted of 277 banks.  A listing of the banks that comprise the SNL NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank NASDAQ index link at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2013, in each of: the Company’s common stock, the NASDAQ Composite and the SNL NASDAQ index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
Index Value
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Fidelity D & D Bancorp, Inc.	100.00	129.39	139.86	151.91	268.14	424.39
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2018	2017	2016	2015	2014
Total assets	$981,102	$863,637	$792,944	$729,358	$676,485
Total investment securities	182,810	157,385	130,037	125,232	97,896
Net loans and leases	707,233	628,767	588,130	546,682	506,327
Loans held-for-sale	5,707	2,181	2,854	1,421	1,161
Total deposits	770,183	730,146	703,459	620,675	586,944
Short-term borrowings	76,366	18,502	4,223	28,204	3,969
FHLB advances	31,704	21,204	-	-	10,000
Total shareholders' equity	93,557	87,383	80,631	76,351	72,219

Operating data for the year ended:
Total interest income	$35,330	$31,064	$27,495	$26,014	$24,844
Total interest expense	4,873	3,223	2,358	2,529	2,917
Net interest income	30,457	27,841	25,137	23,485	21,927
Provision for loan losses	1,450	1,450	1,025	1,075	1,060
Net interest income after provision for loan losses	29,007	26,391	24,112	22,410	20,867
Other income	9,200	8,367	8,005	7,533	7,354
Other operating expense	25,072	24,836	21,655	21,022	19,703
Income before income taxes	13,135	9,922	10,462	8,921	8,518
Provision for income taxes	2,129	1,206	2,769	1,818	2,166
Net income	$11,006	$8,716	$7,693	$7,103	$6,352

Per share data:
Net income per share, basic	$2.93	$2.35	$2.09	$1.94	$1.75
Net income per share, diluted	$2.90	$2.33	$2.09	$1.94	$1.75
Dividends declared	$3,708	$3,285	$3,061	$2,844	$2,667
Dividends per share	$0.98	$0.88	$0.83	$0.77	$0.73
Book value per share	$24.89	$23.40	$21.91	$20.83	$19.83
Weighted-average shares outstanding	3,752,704	3,711,490	3,679,507	3,658,687	3,619,443
Shares outstanding	3,759,426	3,734,478	3,680,707	3,665,107	3,641,650

Ratios:
Return on average assets	1.20%	1.03%	1.02%	1.00%	0.96%
Return on average equity	12.36%	10.34%	9.64%	9.55%	9.12%
Net interest margin (1) (2)	3.64%	3.70%	3.72%	3.70%	3.75%
Efficiency ratio (1)	62.10%	66.25%	63.20%	65.49%	65.03%
Expense ratio	1.73%	1.95%	1.81%	1.89%	1.87%
Allowance for loan losses to loans	1.36%	1.44%	1.57%	1.71%	1.78%
Dividend payout ratio	33.69%	37.69%	39.79%	40.04%	41.99%
Equity to assets	9.54%	10.12%	10.17%	10.47%	10.68%
Equity to deposits	12.15%	11.97%	11.46%	12.30%	12.30%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2018 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2018 and 2017and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax  rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at December 31, 2018 compared to 34% at December 31, 2017, 2016, 2015 and 2014.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2018	2017	2016	2015	2014

Interest income (GAAP)	$35,330	$31,064	$27,495	$26,014	$26,014
Adjustment to FTE	718	1,281	1,124	1,084	1,017
Interest income adjusted to FTE (Non-GAAP)	36,048	32,345	28,619	27,098	27,031
Interest expense	4,873	3,223	2,358	2,529	2,529
Net interest income adjusted to FTE (Non-GAAP)	$31,175	$29,122	$26,261	$24,569	$24,502

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2018	2017	2016	2015	2014

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$25,072	$24,836	$21,655	$21,022	$19,703

Net interest income (GAAP)	30,457	27,841	25,137	23,485	21,927
Plus: taxable equivalent adjustment	718	1,281	1,124	1,084	1,017
Non-interest income (GAAP)	9,200	8,367	8,005	7,533	7,354
Net interest income (FTE) plus non-interest income (non-GAAP)	$40,375	$37,489	$34,266	$32,102	$30,298
Efficiency ratio (non-GAAP)	62.10%	66.25%	63.20%	65.49%	65.03%

Comparison of Financial Condition as of December 31, 2018

and 2017 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 4.1% at December 31, 2017 to 3.9% at December 31, 2018.  However, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local)  remained at a higher level than the national unemployment rate.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2018 was 4.8%, a decrease of 0.2 percentage points from 5.0% at December 31, 2017.  This is a positive sign for our local economy as the labor force and the number of employed both increased which decreased the unemployment rate.  The median home values in the region increased 9.8% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.3% during 2019.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During 2018, the Company’s assets grew by 14% from deposit growth, borrowings and retained net earnings, which were used to fund growth in the loan and securities portfolios.  In 2019, we expect to continue to grow most facets of loans with funding provided primarily by deposit growth.  We expect to grow the investment portfolio weighted heavier in mortgage-backed securities as an interest rate risk strategy in the event rates continue to rise.  The cash flow from these securities will provide liquidity to reinvest in higher yielding assets.  About 24% of the municipal bond portfolio is subject to call during 2019 totaling approximately $12.5 million that management expects to reinvest into high credit quality municipal securities to maintain the portfolio allocation.    We also plan to roll over $16.7 million in maturing FHLB advances in 2019 while the focus will be on paying down short-term borrowings.

Non-performing assets represented 0.64% of total assets as of December 31, 2018, down from 0.73% at the prior year end.  Non-performing assets to total assets was lower during 2018 mostly due to non-performing assets remaining stable while total assets grew.  For 2019, management expects to maintain non-performing assets to total assets at historically low levels despite a volatile economic environment.

Branch managers, relationship bankers, mortgage originators and our business service partners are all focused on developing a mutually profitable full banking relationship.  We understand our market, offer products and services along with financial advice that is appropriate for our community, clients and prospects.  The Company continues to focus on the trusted financial advisor model by utilizing the team approach of experienced bankers that are fully engaged and dedicated towards maintaining and growing profitable relationships.

We generated $11.0 million in net income in 2018, up $2.3 million, or 26%, from $8.7 million in 2017.  In 2018, our larger and better positioned balance sheet contributed to the success of our earnings performance.  The 2019 focus is to manage net interest income through a rising rate cycle by mitigating expected interest expense increases after many years of a sustained low interest rate environment to maintain a reasonable spread.  Federal Open Market Committee (FOMC) officials began increasing interest rates at the end of 2015 in an attempt to return to a “normal” stance.  As we continue through this nine-time 25 basis point rising rate cycle, global economic and financial developments will be closely monitored for signals of future rate hikes, and more so a potential rate pause.  From a financial condition and performance perspective, our mission for 2019 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our wealth management and business services and to manage credit risk at tolerable levels thereby maintaining overall asset quality.

Finally, we are building a new branch in Mountaintop, PA, which is scheduled to open during the third quarter of 2019.  We are expecting $1.5 million in investment related to the construction of this new branch in 2019.  The Company is also expecting construction in process to increase $1.7 million in 2019 due to remodeling of the Main Branch building which is scheduled to begin in the second quarter.    The Company is committed to selectively expanding branch banking and wealth management locations in Lackawanna and Luzerne Counties as opportunities arrive going forward.

For the near-term, we expect to continue to operate in a slowly-rising interest rate environment.  The Company’s balance sheet is positioned to improve its net interest income performance, but the rising cost of funds will continue to compress net interest spread and margin.  Although we expect interest rates to continue to rise, we anticipate net interest margin to decline in 2019.  The FOMC had been adjusting the short-term federal funds rate up during 2018.  Expectations are for short-term rates to continue to climb throughout 2019, potentially pressuring deposit rate pricing.  A U.S. Treasury yield curve inversion is becoming more likely in 2019.  Growth in deposits to fund loans originated at prudent pricing along with paying down short-term borrowings should mitigate the projected increase in interest expense from higher deposit and borrowing rates and help maintain an acceptable interest rate margin during 2019 and beyond.

Financial Condition

Consolidated assets increased $117.5 million, or 14%, to $981.1 million as of December 31, 2018 from $863.6 million at December 31, 2017.  The increase in assets occurred predominantly in the loan and investment portfolios. The asset growth was funded by utilizing growth in deposits of $40.0 million, borrowings of $68.4 million and $7.7 million in retained earnings, net of dividends declared.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2018	%	2017	%	2016	%
Cash and cash equivalents	$17,485	1.8%	$15,825	1.9%	$25,843	3.3%
Investment securities	182,810	18.6	157,385	18.2	130,037	16.4
Federal Home Loan Bank stock	6,339	0.6	2,832	0.3	2,606	0.3
Loans and leases, net	712,940	72.7	630,948	73.1	590,984	74.5
Bank premises and equipment	18,289	1.9	16,576	1.9	17,164	2.2
Life insurance cash surrender value	20,615	2.1	20,017	2.3	11,435	1.4
Other assets	22,624	2.3	20,054	2.3	14,875	1.9
Total assets	$981,102	100.0%	$863,637	100.0%	$792,944	100.0%

Liabilities:
Total deposits	$770,183	78.5%	$730,146	84.6%	$703,459	88.7%
Short-term borrowings	76,366	7.8	18,502	2.1	4,223	0.5
FHLB advances	31,704	3.2	21,204	2.5	-	-
Other liabilities	9,292	1.0	6,402	0.7	4,631	0.6
Total liabilities	887,545	90.5	776,254	89.9	712,313	89.8
Shareholders' equity	93,557	9.5	87,383	10.1	80,631	10.2
Total liabilities and shareholders' equity	$981,102	100.0%	$863,637	100.0%	$792,944	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		FHLB
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	advances	%

2018	$117,465	14	$110,399	14	$40,037	5	$57,864	313	$10,500	50
2017	70,693	9	59,991	8	26,687	4	14,279	338	21,204	100
2016	63,586	9	62,612	9	82,784	13	(23,981)	(85)	-	-
2015	52,873	8	50,304	8	33,731	6	24,235	611	(10,000)	(100)
2014	52,660	8	52,213	9	57,246	11	(4,673)	(54)	(6,000)	(38)

* Earning assets include interest-bearing deposits with financial institutions, gross loans and leases, loans held-for-sale, available-for-sale securities and FHLB stock excluding loans placed on non-accrual status.

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

The following table represents the components of total deposits as of December 31:

	2018		2017
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$224,185	29.1%	$202,536	27.7%
Savings and clubs	118,971	15.4	129,992	17.8
Money market	116,010	15.1	111,921	15.3
Certificates of deposit	116,286	15.1	107,066	14.7
Total interest-bearing	575,452	74.7	551,515	75.5
Non-interest bearing	194,731	25.3	178,631	24.5
Total deposits	$770,183	100.0%	$730,146	100.0%

Total deposits increased $40.0 million, or 5%, from $730.2 million at December 31, 2017 to $770.2 million at December 31, 2018.  Interest-bearing and non-interest bearing checking accounts contributed the most to the growth with increases of $21.6 million and $16.1 million, respectively.  The increase in interest-bearing checking accounts was due to the transfer of repurchase agreement accounts into checking accounts at the end of 2018 and growth throughout 2018 in business account balances.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  During 2018, the Company received $11.2 million in non-interest bearing deposits from a new business relationship.  The remainder of the growth in non-interest bearing checking resulted mostly from growth in business and personal accounts.  Additionally, money market accounts grew $4.1 million primarily from personal account activity and CDs also increased $9.2 million during 2018.  These increases were partially offset by a $11.0 million decrease in savings and clubs, of which $5.6 million was from one customer.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  For 2019, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings.  Growth in deposits from new markets is expected from a full year with the Back Mountain branch plus the Mountaintop branch scheduled to open during the third quarter of 2019.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products started to pick up in 2018 as interest rates have risen.  The Company’s portfolio of CDs increased mostly due to CD promotions and customers’ desire for higher-yielding deposit alternatives.  During 2018, deposit customers began to move some money from savings and money market accounts to CDs.  If rates continue to rise, demand for higher rate money market accounts and CDs may continue to grow thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  As of December 31, 2018 and 2017, CDARS and ICS reciprocal deposits represented $4.7 million and $1.1 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at December 31, 2018 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$11,150	$8,989	$28,228	$18,573	$66,940
CDs of less than $100,000	7,386	6,150	12,896	22,914	49,346
Total CDs	$18,536	$15,139	$41,124	$41,487	$116,286

Approximately 64% of the CDs, with a weighted-average interest rate of 1.42%, are scheduled to mature in 2019 and an additional 26%, with a weighted-average interest rate of 1.89%, are scheduled to mature in 2020.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company does expect CD growth to continue during 2019, and will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  The Company currently expects the cost of deposit funds to rise due to the current increasing interest rate environment.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels,  borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2018	2017

Overnight borrowings	$76,366	$7,455
Securities sold under repurchase agreements	-	11,047
Total	$76,366	$18,502

Repurchase agreements are non-insured interest-bearing liabilities that have a perfected security interest in qualified investments of the Company as required by the FDIC Depositor Protection Act of 2009.  Repurchase agreements are offered through a sweep product.  A sweep account is designed to ensure that on a daily basis, an attached DDA is adequately funded and excess funds are transferred, or swept, into an interest-bearing overnight repurchase agreement account.  Due to the constant inflow and outflow of funds of the sweep product, their balances tend to be somewhat volatile, similar to a DDA.  Customer liquidity is the typical cause for variances in repurchase agreements.  At the end of 2018, the Company transferred all repurchase agreement accounts to interest-bearing checking accounts.  In addition, short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations.  Short-term borrowings increased $57.9 million during 2018 to fund loan growth.  The Company expects short-term borrowings to decrease in 2019.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

FHLB advances

At December 31, 2018, the Company had $31.7 million in FHLB advances with a weighted average interest rate of 2.15%.  During the first quarter of 2018, the Company paid off $2.5 million of FHLB advances and another $2.0 million was paid off during the third quarter of 2018.  During September 2018, the Company borrowed $15 million with maturity dates laddered out from 3 to 5 years in order to purchase securities.  As of December 31, 2018, the Company had the ability to borrow an additional $124.9 million from the FHLB.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM).  To date, management has not purchased any securities for trading purposes.  All of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them.  The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions.  Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Beginning on January 1, 2018, equity securities were carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within the consolidated statements of income as a component of non-interest income.  The Company sold all of its remaining equity securities during the first half of 2018.  Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

As of December 31, 2018, the carrying value of investment securities amounted to $182.8 million, or 19% of total assets, compared to $157.4 million, or 18% of total assets, at December 31, 2017.  On December 31, 2018, 68% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2018 and December 31, 2017.  The AFS securities were recorded with a net unrealized loss of $1.4 million and a net unrealized gain of $2.3 million as of December 31, 2018 and 2017.  On January 1, 2018, $0.5 million of net unrealized gains on equity securities were reclassified from AOCI to retained earnings.  Of the remaining net decline in the unrealized gain position of $3.1 million, $2.1 million was net unrealized losses on mortgages-backed securities and $1.0 million was net unrealized losses on municipal securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to fall below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of December 31, 2018, the Company had $118.9 million in public deposits, or 15% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of December 31, 2018, the balance of pledged securities required for deposit accounts was $82.6 million, or 45% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the year ended December 31, 2018, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2018, the carrying value of total investments increased $25.4 million, or 16%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.  During the third quarter of 2018, the Company purchased approximately $15 million of securities, primarily MBS-GSE residential, funded by FHLB advances with maturity dates laddered out from 3 to 5 years matching a spread expected to produce a suitable after-tax return.

A comparison of total investment securities as of December 31 follows:

	2018		2017
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$124,318	68.0%	$103,152	65.5%
State & municipal subdivisions	52,575	28.8	44,306	28.2
Agency - GSE	5,917	3.2	9,099	5.8
Equity securities - financial services	-	-	828	0.5
Total	$182,810	100.0%	$157,385	100.0%

As of December 31, 2018, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2018 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$150	5.85%	$996	4.26%	$123,172	3.38%	$124,318	3.39%
State & municipal subdivisions	9,339	5.00	3,122	5.24	2,620	5.01	37,494	4.67	52,575	4.78
Agency - GSE	-	-	4,945	2.69	972	2.72	-	-	5,917	2.70
Total debt securities	$9,339	5.00%	$8,217	3.69%	$4,588	4.36%	$160,666	3.67%	$182,810	3.76%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $194 thousand and $135 thousand for the years ended December 31, 2018 and 2017, respectively.  The balance in FHLB stock was $6.3 million and $2.8 million as of December 31, 2018 and 2017, respectively.

Loans and leases

As of December 31, 2018, the Company had gross loans and leases totaling $718.0 million compared to $638.6 million at December 31, 2017 which represented an increase of  $79.4 million, or 12%.  From a percentage point of view, the auto and leases portfolio recognized the most growth at $28.0 million, or 34%, followed by commercial and industrial growth of $13.3 million,  or 12%, and commercial real estate growth of $17.9 million, or 9%.

In 2019, management does not have the same loan growth expectations because the auto portfolio has reached the desired risk management levels. Going forward, the Company will maintain auto loan balances relative to its total risk-based capital level.  However, the continued growth of all other loan and lease portfolios is fully anticipated.

We continue to emphasize relationship banking by providing products and services that are needed by our existing clients and new clients we are developing within our marketplace.

In 2018, the Company originated $26.0 million of commercial and industrial loans and $34.1 million of commercial real estate loans compared to $43.8 million and $23.9 million, respectively, net of loan participations in 2017.  Also, during 2018, the Company originated $68.0 million of residential real estate loans compared to $63.2 million in 2017.  Included in mortgage loans were $21.5 million of residential real estate construction lines in 2018 and $17.2 million in 2017.  In 2018, the Company originated $77.1 million of consumer loans compared to $61.1 million in 2017.  Of the consumer loan originations, $62.3 million were dealer loans in the auto and leases portfolio in 2018 compared to $50.1 million in 2017.  In addition for 2018, the Company had originations of lines of credit in the amounts of $61.0 million for commercial borrowers and $17.9 million in home equity and other consumer lines of credit.

Commercial and industrial and commercial real estate

As of December 31, 2018, the commercial loan portfolio recognized net growth of $31.2 million, or 10%, compared to December 31, 2017.  This growth was largely attributed to the commercial real estate category of $17.9 million, or 9%, with the owner occupied category increasing $14.7 million, or 13%.

Consumer

The consumer loan portfolio grew 20%, or $33.4 million, from $169.7 million at December 31, 2017 to $203.1 million at December 31, 2018.  The growth was largely supported by a 34%, or $28.0 million, increase in auto loans and leases.  A shift to fixed rate products due to  a rising rate environment was realized as home equity line of credit balances slid by 1%, or $0.8 million.  Offsetting this was fixed rate home equity installment loan growth of 20%, or $5.4 million.

Residential

The residential loan portfolio grew approximately $14.9 million, or 10%, from $146.8 million at December 31, 2017 to $161.7 million at December 31, 2018.  Held-for-investment and construction real estate mortgages both demonstrated growth over the course of 2018.  Held-for-investment residential loans grew $9.1 million from $136.9 million to $146.0 million and construction loan balances grew $5.8 million from $9.9 million to $15.7 million.  Held-for-investment real estate makes up approximately 90% of the total residential portfolio at December 31, 2018.

A comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$126,884	17.7%	$113,601	17.8%	$98,477	16.5%	$102,653	18.4%	$80,301	15.6%
Commercial real estate:
Non-owner occupied	95,515	13.3	92,851	14.5	87,220	14.5	95,745	17.2	94,771	18.4
Owner occupied	124,092	17.3	109,383	17.1	113,104	18.9	101,652	18.3	95,780	18.5
Construction	6,761	0.9	6,228	1.0	3,987	0.7	4,481	0.8	5,911	1.1
Consumer:
Home equity installment	32,729	4.6	27,317	4.3	28,466	4.8	30,935	5.6	32,819	6.4
Home equity line of credit	52,517	7.3	53,273	8.3	51,609	8.6	48,060	8.7	42,188	8.2
Auto and leases	111,496	15.5	83,510	13.1	56,841	9.5	29,758	5.3	27,972	5.4
Other	6,314	0.9	5,604	0.9	13,301	2.2	6,208	1.1	6,501	1.3
Residential:
Real estate	145,951	20.3	136,901	21.5	134,475	22.5	126,992	22.8	119,154	23.1
Construction	15,749	2.2	9,931	1.5	10,496	1.8	10,060	1.8	10,298	2.0
Gross loans	718,008	100.0%	638,599	100.0%	597,976	100.0%	556,544	100.0%	515,695	100.0%
Less:
Allowance for loan losses	(9,747)		(9,193)		(9,364)		(9,527)		(9,173)
Unearned lease revenue	(1,028)		(639)		(482)		(335)		(195)
Net loans	$707,233		$628,767		$588,130		$546,682		$506,327

Loans held-for-sale	$5,707		$2,181		$2,854		$1,421		$1,161

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2018.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$56,364	$29,188	$41,332	$126,884
Commercial real estate	78,379	114,287	26,941	219,607
Commercial real estate construction *	6,761	-	-	6,761
Residential real estate construction *	15,749	-	-	15,749
Total	$157,253	$143,475	$68,273	$369,001

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2018:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$26,269	$39,706	$65,975
Variable interest rate	117,206	28,567	145,773
Total	$143,475	$68,273	$211,748

Non-refundable fees and costs associated with all loan originations are deferred.  Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2018, approximately 79% of the gross loan portfolio was secured by real estate compared to 69% at December 31, 2017 and 73% at December 31, 2016.  The auto and lease portfolio was 15.5% of the gross loan portfolio at December 31, 2018, increasing from 13.1% at December 31, 2017 and 9.5% at December 31, 2016.  We do not anticipate the auto and lease portfolio to grow as a percent of gross loans for 2019.

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

As of December 31, 2018 and 2017, loans HFS consisted of residential mortgages with carrying amounts of $5.7 million and $2.2 million, respectively, which approximated their fair values.  During the year ended December 31, 2018, residential mortgage loans with principal balances of $32.1 million were sold into the secondary market and the Company recognized net gains of $0.6 million, compared to $40.7 million and $0.8 million, respectively, during the year ended December 31, 2017.  During the year ended December 31, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand, compared to $2.4 million and $100 thousand, respectively, during the year ended December 31, 2017.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At December 31, 2018 and 2017, the servicing portfolio balance of sold residential mortgage loans was $304.9 million and $299.3 million, respectively.  At December 31, 2018 and 2017, the servicing portfolio balance of sold SBA loans was $5.5 million and $5.6 million, respectively.

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

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2018		2017		2016		2015		2014

Balance at beginning of period	$9,193		$9,364		$9,527		$9,173		$8,928

Charge-offs:
Commercial and industrial	(196)		(143)		(224)		(25)		(309)
Commercial real estate	(268)		(635)		(592)		(432)		(239)
Consumer	(391)		(658)		(504)		(437)		(361)
Residential	(371)		(309)		(60)		(15)		(93)
Total	(1,226)		(1,745)		(1,380)		(909)		(1,002)

Recoveries:
Commercial and industrial	77		10		55		47		32
Commercial real estate	42		47		37		18		91
Consumer	211		67		100		95		30
Residential	-		-		-		28		34
Total	330		124		192		188		187
Net charge-offs	(896)		(1,621)		(1,188)		(721)		(815)
Provision for loan losses	1,450		1,450		1,025		1,075		1,060
Balance at end of period	$9,747		$9,193		$9,364		$9,527		$9,173

Allowance for loan losses to total loans	1.36%		1.44%		1.57%		1.71%		1.78%
Net charge-offs to average total loans outstanding	0.13%		0.26%		0.21%		0.13%		0.16%
Average total loans	$677,726		$630,960		$568,953		$534,903		$495,758
Loans 30 - 89 days past due and accruing	$5,891		$2,893		$2,241		$3,707		$3,932
Loans 90 days or more past due and accruing	$1		$6		$19		$356		$1,060
Non-accrual loans	$4,298		$3,441		$7,370		$9,003		$4,215
Allowance for loan losses to non-accrual loans	2.27	x	2.67	x	1.27	x	1.06	x	2.18	x
Allowance for loan losses to non-performing loans	2.27	x	2.67	x	1.27	x	1.02	x	1.74	x

The allowance for loan losses was $9.7 million at December 31, 2018 compared to $9.2 million at December 31, 2017.  Relative to the loan portfolio, the allowance decreased from 1.44% of total loans at December  31, 2017 to 1.36% at December 31, 2018, as loan growth outpaced the higher allowance for loan losses. The actual allowance increased $0.5 million, or 6%, during 2018, while total loans increased $79.0 million, or 12%, over the same time period.  The decline in the allowance relative to total loans was considered appropriate by management due to the strength of the Company’s asset quality.

During the first quarter of 2018, management reduced qualitative factors associated with owner occupied commercial real estate and home equity lines of credit due to lower levels of delinquency associated with these loan categories.    During the fourth quarter of 2018, management reduced qualitative factors associated with auto loans and leases due to an improving trend in delinquency observed  for this loan category.  Otherwise, the qualitative factors remained unchanged for 2018.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

		% of Total		% of Total
		Net		Net
(dollars in thousands)	2018	Charge-offs	2017	Charge-offs

Net charge-offs
Commercial and industrial	$(119)	13%	$(133)	8%
Commercial real estate	(226)	25	(588)	36
Consumer	(180)	20	(591)	37
Residential	(371)	42	(309)	19
Total net charge-offs	$(896)	100%	$(1,621)	100%

Net charge-offs against the allowance totaled $0.9 million for the year ended December 31, 2018 compared with $1.6 million for the year ended December 31, 2017, representing a $0.7 million, or 45%, decrease.  The decline in net charge-offs was attributed to total charge-offs decreasing $0.5 million for 2018 compared to 2017, and total recoveries increasing $0.2 million over the same period. The $0.7 million decrease in net charge-offs coupled with the $46.8 million increase in average total loans caused net charge-offs to average total loans outstanding to decline from 0.26% at December 31, 2017 to 0.13% at December 31, 2018.

For the year ended December 31, 2018,  allowance levels rose by $0.5 million to $9.7 million compared to $9.2 million at December 31, 2017, while total loans increased by $79.0 million to $717.0 million from $638.0 million at December 31, 2017.  Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

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

	2018		2017		2016		2015		2014
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,901	32%	$4,060	33%	$4,808	35%	$5,014	36%	$4,672	38%
Commercial and industrial	1,432	18	1,374	18	1,131	16	1,336	18	1,052	16
Consumer	2,548	28	2,063	26	1,788	24	1,533	21	1,519	21
Residential real estate	1,844	22	1,608	23	1,357	25	1,407	25	1,316	25
Unallocated	22	-	88	-	112	-	237	-	614	-
Total	$9,747	100%	$9,193	100%	$9,196	100%	$9,527	100%	$9,173	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 55% of the total allowance for loan losses at December 31, 2018, which represents a four percentage point decrease from 59% of the total allowance for loan losses at December 31, 2017.  The decrease in the allowance allocated to the commercial loan portfolio was attributed  to lower historical loss percentages applied to the commercial real estate portfolio as a result of the reduction in commercial real estate net charge-offs observed for 2018 versus 2017.  The allowance also decreased when a previously impaired single commercial real estate loan that had a large specific impairment was reclassified to performing status during the fourth quarter of 2018.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 26% of the total allowance for loan losses at December  31, 2018, which represents a four percentage point increase from 22% of the total allowance for loan losses at December 30, 2017.  This higher allocation to the consumer loan portfolio was mostly related to consumer loan growth, specifically in the Company’s auto portfolio, along with the addition of a consumer installment TDR loan with a large specific impairment in the first quarter of 2018.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 19% of the total allowance for loan losses at December 31, 2018, which represents a two percentage point increase from 17% of the total allowance for loan losses December 31, 2017. The increase in the allowance allocated to residential real estate was attributed to growth in this category of loans.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was less than 1% of the total allowance for loan losses at December 31, 2018, practically unchanged from 1% of the total allowance for loan losses at December 31, 2017.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.  At December 31, 2018, non-performing assets represented 0.64% of total assets compared with 0.73% at  December 31, 2017.  The improvement in the ratio of non-performing assets to total assets was attributed to total asset growth of $117.5 million, or 14%, during 2018 while non-performing assets remained essentially unchanged at $6.3 million at December 31, 2017 and December 31, 2018.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2018	2017	2016	2015	2014

Loans past due 90 days or more and accruing	$1	$6	$19	$356	$1,060
Non-accrual loans *	4,298	3,441	7,370	9,003	4,215
Total non-performing loans	4,299	3,447	7,389	9,359	5,275
Troubled debt restructurings	1,830	1,871	1,823	2,423	753
Other real estate owned and repossessed assets	190	973	1,306	1,074	1,972
Total non-performing assets	$6,319	$6,291	$10,518	$12,856	$8,000

Total loans, including loans held-for-sale	$722,687	$640,141	$600,348	$557,630	$516,661
Total assets	$981,102	$863,637	$792,944	$729,358	$676,485
Non-accrual loans to total loans	0.59%	0.54%	1.23%	1.61%	0.82%
Non-performing loans to total loans	0.59%	0.54%	1.23%	1.68%	1.02%
Non-performing assets to total assets	0.64%	0.73%	1.33%	1.76%	1.18%

*  In the table above, the amount includes non-accrual TDRs of $1.7 million, $1.6 million, $1.5 million and $0.9 million as of 2018, 2017, 2016 and 2014, respectively.  There were no non-accrual TDRs as of December 31, 2015.

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

From December 31, 2017 to December 31, 2018, non-performing loans, which consists of accruing loans that were over 90 days past due as well as all non-accrual loans, increased from $3.4 million to $4.3 million, a $0.9 million, or 25%, increase.  The rise in non-performing loans was the result of additions of $3.4 million and miscellaneous expenses totaling $0.1 million added to balances of respective non-accrual loans.  These increases were partially offset by payments received of $0.9 million, charge-offs of $0.7 million, transfers back to accrual of $0.3 million and transfers to ORE of $0.7 million for all non-accrual loans.

From December 31, 2017 to December 31, 2018, the portion of accruing loans that were over 90 days past due decreased from one loan totaling $6 thousand to three loans totaling $1 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2017 to December 31, 2018, non-accrual loans increased by $0.9 million, or 25%, from $3.4 million to $4.3 million.  At December 31, 2017, there were a total of 39 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At December 31, 2018, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  The increase in non-accrual loans is primarily attributed to two loans to a single borrower, totaling $0.7 million, being placed on non-accrual status during the third quarter of 2018 along with two loans to a single borrower, totaling $0.8 million, being placed on non-accrual status during the fourth quarter of 2018.

The composition of non-performing loans as of December 31, 2018 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$126,858	$-	$156	$156	0.12%
Commercial real estate:
Non-owner occupied	95,541	-	472	472	0.49%
Owner occupied	124,092	-	1,634	1,634	1.32%
Construction	6,761	-	-	-	0.00%
Consumer:
Home equity installment	32,729	-	463	463	1.41%
Home equity line of credit	52,517	-	34	34	0.06%
Auto loans and leases *	110,468	-	25	25	0.02%
Other	6,314	1	-	1	0.02%
Residential:
Real estate	145,951	-	1,514	1,514	1.04%
Construction	15,749	-	-	-	-
Loans held-for-sale	5,707	-	-	-	-

Total	$722,687	$1	$4,298	$4,299	0.59%

*Net of unearned lease revenue of $1.0 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of December 31, 2018 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $303 thousand.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2018
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$395	$542	$636	$-	$3,444
Additions	-	-	-	-	365	414	779
Transfers	-	-	(395)	-		-	(395)
Pay downs / payoffs	-	(41)	-	(22)	-	(1)	(64)
Charge offs	-	-	-	-	(237)	-	(237)
Ending balance	$24	$1,806	$-	$520	$764	$413	$3,527
Number of loans	1	10	-	1	2	1	15

As of and for the year ended December 31, 2017
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	Total

Troubled Debt Restructures:
Beginning balance	$25	$1,798	$650	$-	$881	$3,354
Additions	-	1,059	-	-	-	1,059
Transfers	-	(969)	-	969	-	-
Pay downs / payoffs	(1)	(41)	-	(227)	(18)	(287)
Charge offs	-	-	(255)	(200)	(227)	(682)
Ending balance	$24	$1,847	$395	$542	$636	$3,444
Number of loans	1	10	1	1	1	14

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2017 to December 31, 2018, TDRs increased by $0.1 million from $3.4 million to $3.5 million.  At December 31, 2017, there were a total of 14 TDRs to 10 unrelated borrowers with balances that ranged from $24 thousand to $0.6 million.  At December 31, 2018, there were a total of 15 TDRs to 11 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.   The increase was driven by the addition of 2 TDRs to a single borrower totaling $0.7 million in the first quarter of 2018.  This increase was partially offset by the transfer to ORE of a consumer HELOC TDR with a balance of $0.4 million in the first quarter of 2018 along with a $0.2 million charge off of a residential real estate TDR in the fourth quarter of 2018.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2017, three TDRs totaling $1.6 million were on non-accrual.  At December 31, 2018, four TDRs totaling $1.7 million were on non-accrual.  During the first quarter of 2018, one non-accrual consumer HELOC TDR was transferred to ORE.  During the third quarter of 2018, two TDRs were placed on non-accrual status.

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

Foreclosed assets held-for-sale

From December 31, 2017 to December 31, 2018, foreclosed assets held-for-sale (ORE) decreased from $1.0 million to $0.2 million, a $0.8 million, or 80%, decrease.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2018		2017
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$973	11	$1,298	13

Additions	714	8	272	5
Pay downs	(2)		(18)
Write downs	(123)		(100)
Sold	(1,372)	(13)	(479)	(7)
Balance at end of period	$190	6	$973	11

As of December 31, 2018, ORE consisted of six properties from six unrelated borrowers totaling $190 thousand.  Three of these properties ($100 thousand) were added in 2018; two of these properties ($48 thousand) were added in 2017; and one was added in 2014 ($42 thousand).  Of the six properties, one totaling $15 thousand had a signed sales agreement while the five remaining properties totaling $175 thousand were listed for sale.

As of December 31, 2018 and 2017, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.7 million during 2018.  Additions of $3.3 million were partially offset by $1.3 million of depreciation expense and $0.3 million transferred to other assets held-for-sale in 2018.  The additions were primarily due to the construction of the Back Mountain branch.  For 2019, we expect premises and equipment to increase, projected to grow by $1.8 million, net of depreciation, by the end of the year primarily due to the building of a new Mountaintop branch scheduled for completion during the third quarter.

Other assets

During 2018, the $2.5 million, or 16%, increase in other assets was due mostly to $1.7 million in higher residual values associated with recording new automobile leases, net of lease disposals; a  $0.6 million increase in the prepaid dealer reserve; $0.5 million higher prepaid expenses;  $0.3 million more in construction in process and $0.2 million added to other assets held-for-sale. These increases were partially offset by a $0.9 million higher net deferred tax liability.  For 2019, other assets are projected to increase $4.1 million due to classifying operating leases as right-of-use assets in accordance with the new lease accounting standard and approximately $1.7 million for construction-in-process from remodeling the Main branch office with completion anticipated in early 2020.

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

Net interest income, net interest rate margin, net interest rate spread and the efficiency ratio are presented in the MD&A on a fully-taxable equivalent (FTE) basis.  The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Overview

For the year ended December 31, 2018, the Company generated net income of $11.0 million, or $2.90 per diluted share, compared to $8.7 million, or $2.33 per diluted share, for the year ended December 31, 2017.  The $2.3 million, or 26%, increase in net income stemmed from $2.6 million more net interest income and $0.8 million in additional non-interest income which more than offset a $0.2 million rise in non-interest expenses and $0.9 million higher provision for income taxes.

For the year ended December 31, 2018, return on average assets (ROA) and  return on average shareholders’ equity (ROE) were 1.20% and 12.36%, respectively, compared to 1.03% and 10.34% for the same period in 2017.  The increase in ROA and ROE was the result of net income growth during 2018.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $2.6 million, or 9%, from $27.8 million for the year ended December 31, 2017 to $30.4 million for the year ended December 31, 2018, due to interest income increasing more rapidly than interest expense.  Total average interest-earning assets increased $70.5 million and the yields earned on these assets rose nine basis points resulting in $3.7 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $46.8 million combined with higher yields earned in the commercial and residential portfolios, which had the effect of producing $3.0 million of FTE interest income.  Although all loan portfolios showed more interest income, the consumer loan portfolio increased due to average balance growth while the commercial and residential loan portfolios experienced increases due to both average volume growth and higher yields.  In the investment portfolio, an increase in the average balances and yields of mortgage-backed securities was the biggest driver of interest income growth.  The average balance of total securities grew $20.9 million producing $0.6 million in additional FTE interest income.  On the liability side, total interest-bearing liabilities grew $39.9 million on average with a 23 basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $28.6 million, mostly interest-bearing checking accounts, and the 16 basis point higher rates paid on these deposits caused an increase of $1.1 million in interest expense.  In addition, the Company had $11.2 million more average borrowings on which they paid higher rates in 2018 compared to 2017 which resulted in $0.6 million more interest expense.

The FTE net interest rate spread and margin decreased by fourteen and six basis points, respectively, for the year ended December 31, 2018 compared to the year ended December 31, 2017.  The Company’s lower tax rate in 2018 caused FTE interest income from nontaxable interest-earning assets to decline.  The negative impact of this lower FTE adjustment had the effect of reducing net interest rate spread by eight basis points and margin by seven basis points.  The rates paid on interest-bearing liabilities rose faster than the yields earned on interest-earning assets causing a further decline in FTE net interest rate spread of 6 basis points.  If not for the reduction in yields from the lower FTE adjustment, FTE net interest margin would have increased by one basis point due to the $27.7 million increase in average non-interest bearing deposits.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased sixteen basis points for the year ended December 31, 2018 compared to the same period in 2017.  The primary reason for the increase was higher rates paid on larger average borrowings which were used to fund asset growth along with an increase in average interest-bearing deposits and the rates paid thereon.

For 2019, the Company expects to operate in a  slowly changing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for 2019, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC) has been gradually increasing the short-term federal funds rate since the end of 2015, and it has started to effect the rates paid on funding sources.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 100 basis points in 2018.  The focus for 2019 is to manage net interest income after years of a sustained low interest rate environment through a rising rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow in 2019 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 78 basis points for the year ended December 31, 2018, or 23 basis points higher than the cost for the year ended December 31, 2017.  The increase in average borrowings and average interest-bearing deposits combined with higher rates paid on both contributed to the higher cost of interest-bearing liabilities.  During 2017 and 2018, rates paid on interest-bearing deposits started to inch up from historic low levels.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2018.  Competition among banks has already begun to pressure banks to increase deposit rates.  If rates continue to rise, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2018 and 34% for both 2017 and 2016, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  HELOC are included in the residential real estate category since they are secured by real estate.  Net deferred loan cost amortization of $0.7 million in 2018, $0.5 million in 2017 and $0.5 million in 2016, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2018			2017			2016
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$6,134	$104	1.70%	$3,960	$48	1.22%	$12,489	$67	0.53%
Restricted regulatory securities	3,740	194	5.17	3,105	135	4.34	1,391	54	3.89
Investments:
Agency - GSE	6,140	147	2.39	17,313	248	1.43	18,279	237	1.29
MBS - GSE residential	118,197	3,167	2.68	89,909	2,267	2.52	69,437	1,472	2.12
State and municipal (nontaxable)	45,420	2,055	4.53	41,528	2,278	5.49	35,776	2,010	5.62
Other	189	13	6.85	295	30	10.12	295	29	9.85
Total investments	169,946	5,382	3.17	149,045	4,823	3.24	123,787	3,748	3.03
Loans and leases:
C&I and CRE (taxable)	299,789	14,675	4.89	294,652	13,675	4.64	275,214	12,235	4.45
C&I and CRE (nontaxable)	32,224	1,213	3.76	30,894	1,304	4.22	26,244	1,141	4.35
Consumer	135,723	5,413	3.99	104,700	4,321	4.13	74,482	3,828	5.14
Residential real estate	209,990	9,067	4.32	200,714	8,039	4.01	193,013	7,546	3.91
Total loans and leases	677,726	30,368	4.48	630,960	27,339	4.33	568,953	24,750	4.35
Total interest-earning assets	857,546	36,048	4.20%	787,070	32,345	4.11%	706,620	28,619	4.05%
Non-interest earning assets	60,396			57,277			49,226
Total assets	$917,942			$844,347			$755,846

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$210,277	$1,182	0.56%	$188,833	$764	0.40%	$157,324	$483	0.31%
Savings and clubs	131,050	221	0.17	126,877	176	0.14	119,695	151	0.13
MMDA	112,158	1,000	0.89	117,852	802	0.68	130,017	818	0.63
Certificates of deposit	111,278	1,408	1.27	102,561	1,008	0.98	98,043	857	0.87
Total interest-bearing deposits	564,763	3,811	0.67	536,123	2,750	0.51	505,079	2,309	0.46
Repurchase agreements	9,666	16	0.16	10,274	21	0.20	10,239	20	0.19
Overnight borrowings	27,892	667	2.39	18,399	205	1.11	2,805	29	1.02
FHLB advances	22,109	379	1.71	19,778	247	1.25	-	-	-
Total interest-bearing liabilities	624,430	4,873	0.78%	584,574	3,223	0.55%	518,123	2,358	0.46%
Non-interest bearing deposits	196,790			169,075			152,826
Non-interest bearing liabilities	7,697			6,379			5,120
Total liabilities	828,917			760,028			676,069
Shareholders' equity	89,025			84,319			79,777
Total liabilities and shareholders' equity	$917,942			$844,347			$755,846
Net interest income - FTE		$31,175			$29,122			$26,261

Net interest spread			3.42%			3.56%			3.59%
Net interest margin			3.64%			3.70%			3.72%
Cost of funds			0.59%			0.43%			0.35%

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

	Years ended December 31,
(dollars in thousands)	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$33	$23	$56	$(66)	$47	$(19)
Restricted regulatory securities	30	29	59	74	7	81
Investments:
Agency - GSE	(213)	112	(101)	(13)	24	11
MBS - GSE residential	750	150	900	484	311	795
State and municipal	137	8	145	200	(33)	167
Other	(7)	(4)	(11)	-	1	1
Total investments	667	266	933	671	303	974
Loans and leases:
Residential real estate	387	642	1,029	306	187	493
C&I and CRE	288	809	1,097	1,067	480	1,547
Consumer	1,245	(153)	1,092	1,348	(855)	493
Total loans and leases	1,920	1,298	3,218	2,721	(188)	2,533
Total interest income	2,650	1,616	4,266	3,400	169	3,569

Interest expense:
Deposits:
Interest-bearing checking	91	326	417	111	170	281
Savings and clubs	6	40	46	12	13	25
Money market	(40)	238	198	(79)	63	(16)
Certificates of deposit	90	310	400	40	111	151
Total deposits	147	914	1,061	84	357	441
Repurchase agreements	(1)	(4)	(5)	-	1	1
Overnight borrowings	143	319	462	173	3	176
FHLB advances	32	100	132	247	-	247
Total interest expense	321	1,329	1,650	504	361	865
Net interest income	$2,329	$287	$2,616	$2,896	$(192)	$2,704

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the year ended December 31, 2018 and 2017, the Company recorded a provision for loan losses of $1.5 million. The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. In response to the level of loan growth observed during 2018, the Company continued provisioning in order to maintain an allowance level that management deemed adequate. Management maintained a $1.5 million provision during 2018, despite a larger loan portfolio compared with 2017, because of strengthening asset quality.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2018, non-interest income amounted to $9.2 million, a $0.8 million, or 10%, increase compared to $8.4 million recorded for the year ended December 31, 2017.  Interchange fees grew $0.3 million due to a higher volume of debit card transactions and an increase in merchant credit card income in 2018.  Trust fees were $0.3 million higher due to more assets under management which added $0.2 million and a full year of fees earned from the assumption of the accounts of another bank during 2017 which added $0.1 million.  Fees from financial services increased $0.2 million.  Gains on the sale of securities were $0.2 million higher in 2018 due a $0.1 million loss on the sale of securities in 2017 and gains recognized on the sale of equity securities in 2018.  Losses on the write-down, sale or disposal of premises and equipment were $0.1 million lower due to a $0.2 million loss on the abandonment of leasehold improvements in 2017.  Partially offsetting these items was $0.2 million fewer gains on the sale of loans and $0.1 million less service charges on loans.

Other operating expenses

For the year ended December 31, 2018, total other operating expenses totaled $25.0 million, an increase of $0.2 million, or 1%, compared to $24.8 million for the year ended December 31, 2017.  Salary and employee benefits contributed the most to the increase rising $0.6 million, or 5%, in 2018 compared to 2017.  The basis of the increase includes $0.6 million increased salaries with six more full-time equivalent employees, $0.2 million in stock-based compensation and $0.1 million in expenses from the post-retirement benefit plan implemented in 2017.  These increases in salaries and employee benefits were partially offset by $0.2 million less in employee bonuses from a one-time bonus paid in 2017 and $0.1 million lower group insurance costs.  Data processing and communications expense increased $0.2 million during 2018 compared to 2017 because of additional costs for data center services.  Partially offsetting these increases in expenses was a decrease in professional services of $0.3 million primarily from a NASDAQ entry fee and stock split expenses paid in 2017.  Advertising and marketing also decreased $0.2 million resulting from a $0.5 million one-time donation to a charitable foundation in 2017 that was partially offset by $0.2 million higher advertising costs and $0.1 million more in tax credit donations.  Loan collection expenses also declined $0.1 million.  During the fourth quarter of 2017, the Company utilized tax strategies in response to the passage of the Tax Act that led to a $0.5 million donation, $0.2 million in certain employee bonuses and $0.1 million of early lease termination expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2018 and 2017 were 1.73% and 1.95%, respectively.  The expense ratio decreased because of one-time expenses recorded during the year ended December 31, 2017 as part of tax strategies.  The efficiency ratio also decreased from 66.25% at December 31, 2017 to 62.10% at December 31, 2018 due to these expenses in 2017.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The Company’s effective income tax rate approximated 16.2% in 2018 and 12.2% in 2017.  The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax exempt income in relation to the level of pre-tax income.  On December 22, 2017, the Tax Act was signed into law and as a result the Company’s federal corporate tax rate was reduced from 34% to 21% effective January 1, 2018.  The Company was required to re-measure its deferred tax assets and liabilities for the change in tax rate and recorded a $1.1 million adjustment that reduced the provision for income taxes at the end of 2017.  The provision for income taxes increased $0.9 million, or 77%, from $1.2 million at December 31, 2017 to $2.1 million at December 31, 2018.  If not for the tax rate change adjustment in 2017, the provision would have decreased because the higher income before taxes in 2018 was taxed at a lower tax rate.

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

Funds Provided:

Deposits

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

Short-term borrowings

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

Funds Deployed:

Investment Securities

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2017 were as follows:

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

Residential

The residential loan portfolio grew approximately $1.8 million, or 1%, from $145.0 million at December 31, 2016 to $146.8 million at December 31, 2017.  Construction loans were recorded at $9.9 million after a nominal reduction of $0.6 million while the held-for-investment real estate mortgages grew $2.4 million to $136.9 million from $134.5 million.  Held-for-investment real estate made up approximately 93% of the total residential portfolio.

As of December 31, 2017, approximately 69% of the gross loan portfolio was secured by real estate, reflecting a 3 year decreasing trend from 73% at December 31, 2016 and 76% at December 31, 2015.  The auto and leases portfolio was 13.1% of the gross loan portfolio at December 31, 2017, increasing from 9.5% at December 31, 2016 and 5.3% at December 31, 2015.

Loans held-for-sale

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

Results of Operations

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

Provision for loan losses

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

In addition to lending commitments, the Company has contractual obligations related to operating lease and capital lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  Capital lease commitments are obligations under one capital lease on equipment.

The following table presents, as of December 31, 2018, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$74,799	$36,953	$3,950	$584	$116,286
FHLB advances	16,704	5,000	10,000	-	31,704
Short-term borrowings	76,366	-	-	-	76,366
Operating leases	354	811	831	8,486	10,482
Capital leases	77	154	129	-	360
Commitments:
Letters of credit	1,983	347	210	150	2,690
Loan commitments (1)	22,739	-	-	-	22,739
Total	$193,022	$43,265	$15,120	$9,220	$260,627
(1)

Available credit to borrowers in the amount of $122.0 million is excluded from the above table since, by its nature, the borrowers may not have the  need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

During the year ended December 31, 2018, total shareholders' equity increased $6.2 million, or 7%, due principally from the $11.0 million in net income added into retained earnings.  Capital was further enhanced by $0.1 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP), $0.9 million from stock-based compensation expense from the ESPP and unvested restricted stock and $0.3 million from issuance of stock through the dividend reinvestment program.  These items were partially offset by $3.7 million of cash dividends declared on the Company’s common stock and the $2.5 million, after tax reduction in the net unrealized gain position in the Company’s investment portfolio.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 33.7% for the year ended December 31, 2018.  The balance of earnings is retained to further strengthen the Company’s capital position.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained		DRP	Changes in
	Net	dividends	earnings	Earnings	and ESPP	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	other changes	retained
2018	$11,006	$(3,708)	$421	$7,719	$460	$(2,005)	$6,174
2017	8,716	(3,285)	(308)	5,123	457	1,172	6,752
2016	7,693	(3,061)	-	4,632	111	(463)	4,280
2015	7,103	(2,844)	-	4,259	102	(229)	4,132
2014	6,352	(2,667)	-	3,685	763	1,711	6,159

As of December 31, 2018, the Company reported a net unrealized loss position of $1.1 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $1.8 million as of December 31, 2017.  The decline during 2018 was primarily from $2.5 million in net unrealized losses on AFS securities, net of tax and to a lesser extent a $0.4 million adjustment to re-classify unrealized gains on equity securities.  Higher net unrealized losses on municipal and mortgage-backed securities caused the net unrealized losses in investment portfolio.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2018, the Company utilized both methods of fulfilling the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

See the section entitled “Supervision and Regulation”, below for a discussion on regulatory capital changes and other recent enactments, including a summary of the federal banking agencies final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, utilization of borrowing capacities from the FHLB, correspondent banks, CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB) and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-backed securities to decrease.  Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of December 31, 2018, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2018, the Company accumulated $1.7 million of cash.  During the period, the Company’s operations provided approximately $13.7 million mostly from $31.3 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $13.2 million, $0.6 million in estimated tax payments, a $1.7 million increase in the residual value from the Company’s automobile leasing activities and $2.1 million in originations of loans HFS over proceeds.  Cash inflow from interest-earning assets, deposits, borrowings and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, purchase premises and equipment and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

As of December 31, 2018, the Company maintained $17.5 million in cash and cash equivalents and $188.5 million of investments AFS and loans HFS.  Also as of December 31, 2018, the Company had approximately $124.9 million available to borrow from the FHLB, $21.0 million from correspondent banks, $91.5 million from the FRB and $47.5 million from the CDARS program.  The combined total of $490.9 million represented 50% of total assets at December 31, 2018.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2018, the Company maintained a one-year cumulative gap of positive (asset sensitive) $2.0 million, or less than 1%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2018:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$1,460	$-	$-	$16,025	$17,485
Investment securities (1)(2)	8,927	21,427	35,911	122,884	189,149
Loans and leases(2)	186,501	127,326	214,202	184,911	712,940
Fixed and other assets	-	20,615	-	40,913	61,528
Total assets	$196,888	$169,368	$250,113	$364,733	$981,102
Total cumulative assets	$196,888	$366,256	$616,369	$981,102

Non-interest-bearing transaction deposits (3)	$-	$19,493	$53,512	$121,726	$194,731
Interest-bearing transaction deposits (3)	176,936	-	141,115	141,115	459,166
Certificates of deposit	18,536	56,263	36,953	4,534	116,286
Short-term borrowings	76,366	-	-	-	76,366
FHLB advances	10,000	6,704	5,000	10,000	31,704
Other liabilities	-	-	-	9,292	9,292
Total liabilities	$281,838	$82,460	$236,580	$286,667	$887,545
Total cumulative liabilities	$281,838	$364,298	$600,878	$887,545

Interest sensitivity gap	$(84,950)	$86,908	$13,533	$78,066
Cumulative gap	$(84,950)	$1,958	$15,491	$93,557

Cumulative gap to total assets	-8.7%	0.2%	1.6%	9.5%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2018 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2018 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(2.7)%	(4.6)%
Net income	(5.2)	(10.6)
Economic value at risk:
Economic value of equity	(3.1)	(30.3)
Economic value of equity as a percent of total assets	(0.5)	(4.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2018, the Company’s risk-based capital ratio was 14.75%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2019, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$32,852	$(898)	(2.7)%
+100 basis points	33,385	(365)	(1.1)
Flat rate	33,750	-	-
-100 basis points	33,251	(499)	(1.5)
-200 basis points	32,213	(1,537)	(4.6)

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations.  Though the national economy is improving, the local operating environment continues to be challenging and is expected to be challenging for the near term time horizon and lags national economic trends.  Uncertainty surrounding deposit costs from an increasing competitive environment in 2019 is the Company’s greatest interest rate risk.  However, continued growth in earning-asset yields is expected throughout the year stemming from recent rising rates.  A consensus of top analysts predicts slower growth in the economy for 2019 into 2020.  It is uncertain whether the Federal Reserve will continue recent policy to normalize interest rates.  Jobs improved in December 2018 from a year earlier in the Scranton/Wilkes-Barre metropolitan statistical area.  According to Zillow Research, the percentage of delinquent mortgages in the Scranton Metro market is above the national average at 1.5%.  We believe market conditions are slowly improving but we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Fidelity D & D Bancorp, Inc. and its subsidiary's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2019 expressed an unqualified opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Blue Bell, Pennsylvania

March 13, 2019

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands)	December 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$16,025	$14,143
Interest-bearing deposits with financial institutions	1,460	1,682
Total cash and cash equivalents	17,485	15,825
Available-for-sale securities	182,810	157,385
Federal Home Loan Bank stock	6,339	2,832
Loans and leases, net (allowance for loan losses of
$9,747 in 2018; $9,193 in 2017)	707,233	628,767
Loans held-for-sale (fair value $5,789 in 2018, $2,221 in 2017)	5,707	2,181
Foreclosed assets held-for-sale	190	973
Bank premises and equipment, net	18,289	16,576
Leased property under capital leases, net	333	-
Cash surrender value of bank owned life insurance	20,615	20,017
Accrued interest receivable	3,271	2,786
Goodwill	209	209
Other assets	18,621	16,086
Total assets	$981,102	$863,637
Liabilities:
Deposits:
Interest-bearing	$575,452	$551,515
Non-interest-bearing	194,731	178,631
Total deposits	770,183	730,146
Accrued interest payable and other liabilities	8,956	6,402
Capital lease obligation	336	-
Short-term borrowings	76,366	18,502
FHLB advances	31,704	21,204
Total liabilities	887,545	776,254
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,759,426 in 2018; and 3,734,478 in 2017)	29,715	28,361
Retained earnings	64,937	57,218
Accumulated other comprehensive (loss) income	(1,095)	1,804
Total shareholders' equity	93,557	87,383
Total liabilities and shareholders' equity	$981,102	$863,637

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years ended December 31,
(dollars in thousands except per share data)	2018	2017	2016
Interest income:
Loans and leases:
Taxable	$29,155	$26,035	$23,609
Nontaxable	958	860	753
Interest-bearing deposits with financial institutions	104	48	67
Restricted regulatory securities	194	135	54
Investment securities:
U.S. government agency and corporations	3,314	2,515	1,709
States and political subdivisions (nontaxable)	1,594	1,449	1,282
Other securities	11	22	21
Total interest income	35,330	31,064	27,495
Interest expense:
Deposits	3,811	2,750	2,309
Securities sold under repurchase agreements	16	21	20
Other short-term borrowings and other	667	205	29
FHLB advances	379	247	-
Total interest expense	4,873	3,223	2,358
Net interest income	30,457	27,841	25,137
Provision for loan losses	1,450	1,450	1,025
Net interest income after provision for loan losses	29,007	26,391	24,112
Other income:
Service charges on deposit accounts	2,244	2,227	2,139
Interchange fees	2,051	1,756	1,551
Fees from trust fiduciary activities	1,319	1,040	721
Fees from financial services	759	596	586
Service charges on loans	579	728	859
Fees and other revenue	969	872	783
Earnings on bank-owned life insurance	598	581	353
Gain (loss) on write-down, sale or disposal of:
Loans	645	878	1,009
Available-for-sale debt securities	10	(147)	9
Equity securities	44	-	-
Premises and equipment	(18)	(164)	(5)
Total other income	9,200	8,367	8,005
Other expenses:
Salaries and employee benefits	13,678	13,072	11,594
Premises and equipment	3,775	3,838	3,543
Advertising and marketing	1,656	1,859	1,223
Professional services	1,606	1,863	1,561
Data processing and communication	1,470	1,233	981
Automated transaction processing	784	735	607
Office supplies and postage	399	460	472
FDIC assessment	267	267	351
PA shares tax	242	262	320
Loan collection	132	224	194
Other real estate owned	177	200	207
Other	886	823	602
Total other expenses	25,072	24,836	21,655
Income before income taxes	13,135	9,922	10,462
Provision for income taxes	2,129	1,206	2,769
Net income	$11,006	$8,716	$7,693
Per share data :
Net income - basic	$2.93	$2.35	$2.09
Net income - diluted	$2.90	$2.33	$2.09
Dividends	$0.98	$0.88	$0.83

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2018	2017	2016

Net income	$11,006	$8,716	$7,693

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(3,127)	44	(1,213)
Reclassification adjustment for net gains realized in income	(10)	147	(9)
Net unrealized (loss) gain	(3,137)	191	(1,222)
Tax effect	659	(65)	415
Unrealized (loss) gain, net of tax	(2,478)	126	(807)
Other comprehensive (loss) income, net of tax	(2,478)	126	(807)
Total comprehensive income, net of tax	$8,528	$8,842	$6,886

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2018, 2017 and 2016
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2015	2,443,405	$26,700	$47,463	$2,188	$76,351
Net income			7,693		7,693
Other comprehensive loss				(807)	(807)
Issuance of common stock through Employee Stock Purchase Plan	3,695	111			111
Issuance of common stock from vested restricted share grants through stock compensation plans	6,205
Issuance of common stock through exercise of stock options	500	14			14
Stock-based compensation expense		330			330
Cash dividends declared			(3,061)		(3,061)
Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			8,716		8,716
Other comprehensive income				126	126
Effect of adopting ASU 2018-02			(297)	297	-
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	7,744	331			331
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	16,000	416			416
Stock-based compensation expense		333			333
Issuance of common stock from stock split	1,243,187
Cash in lieu of fractional shares paid due to the stock split			(11)		(11)
Cash dividends declared			(3,285)		(3,285)
Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			11,006		11,006
Other comprehensive loss				(2,478)	(2,478)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options and SSARs	2,685	14			14
Stock-based compensation expense		880			880
Cash dividends declared			(3,708)		(3,708)
Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$11,006	$8,716	$7,693
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,029	3,113	3,301
Provision for loan losses	1,450	1,450	1,025
Deferred income tax expense	1,019	(666)	1,248
Stock-based compensation expense	749	550	519
Excess tax benefit from exercise of stock options	28	96	-
Proceeds from sale of loans held-for-sale	32,721	43,350	51,656
Originations of loans held-for-sale	(34,858)	(38,624)	(46,670)
Earnings from bank-owned life insurance	(598)	(581)	(353)
Net gain from sales of loans	(645)	(878)	(1,009)
Net gain from sales of investment securities	(54)	147	(9)
Net loss from sale and write-down of foreclosed assets held-for-sale	90	79	70
Net loss from write-down and disposal of bank premises and equipment	18	164	5
Change in:
Accrued interest receivable	(486)	(536)	(36)
Other assets	(2,503)	(3,989)	(1,895)
Accrued interest payable and other liabilities	2,684	1,496	314
Net cash provided by operating activities	13,650	13,887	15,859

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	13,514	5,970	2,884
Proceeds from maturities, calls and principal pay-downs	20,434	20,578	20,378
Purchases	(63,571)	(55,016)	(30,654)
Increase in FHLB stock	(3,507)	(226)	(486)
Net increase in loans and leases	(81,887)	(44,584)	(49,579)
Purchase of life insurance policies	-	(8,000)	-
Purchases of bank premises and equipment	(3,572)	(921)	(1,476)
Net cash acquired in acquisition of bank branch	-	11,817	-
Proceeds from sale of bank premises and equipment	8	6	1
Proceeds from sale of foreclosed assets held-for-sale	1,462	534	771
Net cash used in investing activities	(117,119)	(69,842)	(58,161)

Cash flows from financing activities:
Net increase in deposits	40,037	12,878	82,784
Net increase in short-term borrowings	57,864	14,278	(23,980)
Proceeds from issuance of FHLB advances	15,000	25,704	-
Repayment of FHLB advances	(4,500)	(4,500)	-
Repayment of capital lease obligation	(38)	-	-
Proceeds from employee stock purchase plan participants	149	126	111
Exercise of stock options	14	416	14
Dividends paid, net of dividends reinvested	(3,397)	(2,954)	(3,061)
Cash paid in lieu of fractional shares	-	(11)	-
Net cash provided by financing activities	105,129	45,937	55,868
Net increase (decrease) in cash and cash equivalents	1,660	(10,018)	13,566
Cash and cash equivalents, beginning	15,825	25,843	12,277

Cash and cash equivalents, ending	$17,485	$15,825	$25,843

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,689	$3,058	$2,366
Income tax	600	2,700	800
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(3,137)	191	(1,222)
Transfers from loans to foreclosed assets held-for-sale	781	280	1,132
Transfers from loans to loans held-for-sale	1,204	3,821	6,037
Transfers from premises and equipment to other assets held-for-sale	253	-	-

Acquisition of West Scranton Branch from Wayne Bank		March 17, 2017
Non-cash assets acquired:
Loans		$1,574
Bank premises and equipment		264
Goodwill		209
Accrued interest receivable and other assets		4
Total non-cash assets acquired		$2,051
Liabilities assumed:
Deposits		$13,809
Accrued interest payable and other liabilities		59
Total liabilities assumed		$13,868

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties, utilizes historical loss factors and applies judgement to determine qualitative factor adjustments.  While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term.  However, the amount of the change that is reasonably possible cannot be estimated.

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  The Company did not have any held-to-maturity securities at December 31, 2018 or 2017.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2018 or 2017.

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

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards.  Although concessions may be made when modifying a loan, forgiveness of principal is rarely granted.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan.  The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing.  Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company.  Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in gains or losses on sales of loans.  The fair value of these derivative instruments was not significant at December 31, 2018 and 2017.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses.  The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment.  Management applies two primary components during the estimation process to determine proper allowance levels; a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio.  Delinquencies, changes in lending policies and local economic conditions are some of the items used for the qualitative factor adjustments.  Loans considered uncollectible are charged against the allowance.  Recoveries on loans previously charged off are added to the allowance.

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

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial and industrial loans (C&I): C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of the borrower, however, do fluctuate based on changes in the Company’s internal and external environment including management, human and capital resources, economic conditions, competition and regulation.  Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee.  Unsecured loans may be made on a short-term basis.  The ability of the borrower to collect amounts due from its customers and perform under the terms of its loan may be affected by its customers’ economic and financial condition.

Commercial real estate loans (CRE):  Commercial real estate loans are made to finance the purchase of real estate, refinance existing obligations and/or to provide capital.  These commercial real estate loans are generally secured by first lien security interests in the real estate as well as assignment of leases and rents.  The real estate may include apartments, hotels, retail stores or plazas and healthcare facilities whether they are owner or non-owner occupied.  These loans are typically originated in amounts of no more than 80% of the appraised value of the property.  The ability of the borrower to collect amounts due from its customers and perform under the terms of its loan may be affected by its customers’ or lessees customers’ economic and financial condition.

Consumer loans:    The Company offers home equity installment loans and lines of credit.  Risks associated with loans secured by residential properties are generally lower than commercial real estate loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence or an automobile, the borrower’s continued employment is considered the greatest risk to repayment.  The Company also offers a variety of loans to individuals for personal and household purposes.  These loans are generally considered to have greater risk than mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

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

BANK PREMISES AND EQUIPMENT

Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property.  The Company leases several branches which are classified as operating leases.  The Company also leases three stand-alone ATMs which are classified as operating leases and several copiers which are classified as capital leases.  In most circumstances, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense is recognized on the straight-line method over the term of the lease.

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

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred.  Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value.  A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill.  In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company.  If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed.  If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test.  During 2018, the Company determined it is not more likely than not that the carrying value exceeds its carrying value therefore no quantitative analysis was necessary.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  For tax positions not meeting the more likely than not threshold, no tax benefit is recorded.  Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2018, 2017 or 2016, respectively.

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

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2018 and 2017 were $1.4 million and $1.4 million, respectively.

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

As of and for the year ended December 31, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$1,804

Other comprehensive loss before reclassifications, net of tax	(2,470)
Amounts reclassified from accumulated other comprehensive income, net of tax	(8)
Effect of adopting ASU 2016-01, net of tax*	(421)
Net current-period other comprehensive loss	(2,899)
Ending balance	$(1,095)

*The Company adopted ASU 2016-01 on January 1, 2018.  As a result, unrealized gains on equity securities were reclassified from accumulated other comprehensive income to retained earnings.

As of and for the year ended December 31, 2017
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$1,381

Other comprehensive income before reclassifications, net of tax	29
Amounts reclassified from accumulated other comprehensive income, net of tax	97
Effect of adopting ASU 2018-02*	297
Net current-period other comprehensive income	423
Ending balance	$1,804

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

As of and for the year ended December 31, 2016
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$2,188

Other comprehensive loss before reclassifications, net of tax	(801)
Amounts reclassified from accumulated other comprehensive income, net of tax	(6)
Net current-period other comprehensive loss	(807)
Ending balance	$1,381

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	Years ended December 31,
	2018	2017	2016

Unrealized gains on AFS debt securities	$10	$(147)	$9	Gain (loss) on sale of investment securities
Income tax effect	(2)	50	(3)	Provision for income taxes
Total reclassifications for the period	$8	$(97)	$6	Net income

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2018
Available-for-sale debt securities:
Agency - GSE	$5,926	$8	$(17)	$5,917
Obligations of states and political subdivisions	51,603	1,259	(287)	52,575
MBS - GSE residential	126,667	266	(2,615)	124,318

Total available-for-sale debt securities	$184,196	$1,533	$(2,919)	$182,810

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2017
Available-for-sale securities:
Agency - GSE	$9,120	$3	$(24)	$9,099
Obligations of states and political subdivisions	42,300	2,036	(30)	44,306
MBS - GSE residential	103,386	519	(753)	103,152

Total debt securities	154,806	2,558	(807)	156,557

Equity securities - financial services	294	534	-	828

Total available-for-sale securities	$155,100	$3,092	$(807)	$157,385

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

The amortized cost and fair value of debt securities at December 31, 2018 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$9,287	$9,339
Due after one year through five years	7,958	8,067
Due after five years through ten years	3,582	3,592
Due after ten years	36,702	37,494

MBS - GSE residential	126,667	124,318

Total available-for-sale debt securities	$184,196	$182,810

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2018	2017	2016

Gross realized gain	$114	$-	$16
Gross realized loss	(60)	(147)	(7)
Net gain	$54	$(147)	$9

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2018
Agency - GSE	$3,937	$(17)	$	$-	$3,937	$(17)
Obligations of states and political subdivisions	6,123	(91)	8,447	(196)	14,570	(287)
MBS - GSE residential	25,612	(353)	74,864	(2,262)	100,476	(2,615)
Total	$35,672	$(461)	$83,311	$(2,458)	$118,983	$(2,919)
Number of securities	31		69		100

December 31, 2017
Agency - GSE	$6,020	$(14)	$1,008	$(10)	$7,028	$(24)
Obligations of states and political subdivisions	425	(1)	2,109	(29)	2,534	(30)
MBS - GSE residential	61,349	(437)	15,309	(316)	76,658	(753)
Total	$67,794	$(452)	$18,426	$(355)	$86,220	$(807)
Number of securities	45		14		59

The Company had 100 debt securities in an unrealized loss position at December 31, 2018, including four agency securities, sixty-eight mortgage-backed securities and twenty-eight municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2018: 0.44% for agencies; 2.54% for total MBS-GSE; and

1.93% for municipals.  Of these securities, fifty-four mortgage-backed securities and fifteen municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

Management believes the cause of the unrealized losses is related to changes in interest rates, instability in the capital markets or the limited trading activity due to illiquid conditions in the debt market and is not directly related to credit quality.  Quarterly, management conducts a formal review of investment securities for the presence of other than temporary impairment (OTTI).  The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date.  Under those circumstances, OTTI is considered to have occurred if: (1) the entity has the intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost.  The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in other comprehensive income (OCI).  Non-credit-related OTTI is based on other factors affecting market value, including illiquidity.

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

For all debt securities, as of December 31, 2018, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2018 and 2017 are summarized as follows:

(dollars in thousands)	2018	2017

Commercial and industrial	$126,884	$113,601
Commercial real estate:
Non-owner occupied	95,515	92,851
Owner occupied	124,092	109,383
Construction	6,761	6,228
Consumer:
Home equity installment	32,729	27,317
Home equity line of credit	52,517	53,273
Auto loans and leases	111,496	83,510
Other	6,314	5,604
Residential:
Real estate	145,951	136,901
Construction	15,749	9,931
Total	718,008	638,599
Less:
Allowance for loan losses	(9,747)	(9,193)
Unearned lease revenue	(1,028)	(639)

Loans and leases, net	$707,233	$628,767

Net deferred loan costs of $2.6 million and $2.1 million have been included in the carrying values of loans at December 31, 2018 and 2017, respectively.

Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.  The residual value of leases is fully guaranteed by the dealership.  Residual values, a component of other assets on the balance sheet, amounted to $11.1 million and $9.4 million at December 31, 2018 and 2017, respectively.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $304.9 million as of December 31, 2018 and $299.3 million as of December 31, 2017.  Mortgage servicing rights amounted to $1.1 million and $1.3 million as of December 31, 2018 and 2017, respectively.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2018	2017

Commercial and industrial	$156	$36
Commercial real estate:
Non-owner occupied	472	649
Owner occupied	1,634	942
Construction	-	161
Consumer:
Home equity installment	463	15
Home equity line of credit	34	559
Auto loans and leases	25	5
Residential:
Real estate	1,514	1,074
Total	$4,298	$3,441

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not consider forgiveness of principal when granting a TDR modification.  Of the TDRs outstanding as of December 31, 2018 and 2017, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2018			December 31, 2017

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	-	$-	$-	1	$118	$7
Commercial real estate - owner occupied	-	-	-	5	924	332
Consumer home equity installment	1	413	356	-	-	-
Residential real estate	1	316	-	-	-	-
Total	2	$729	$356	6	$1,042	$339

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

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended:
(dollars in thousands)	December 31, 2018		December 31, 2017

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Consumer home equity installment	1	$413	-	$-
Residential real estate	1	316	-	-
Total	2	$729	-	$-

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of December 31, 2018 and 2017, respectively, the allowance for impaired loans that have been modified in a TDR was $0.8 million and $0.4 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date. For loans reported 30-59 days past due, certain categories of loans are reported past due as and when the loan is in arrears for two payments or billing cycles.  An aging analysis of past due loans, segregated by class of loans, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$1,711	$135	$156	$2,002	$124,882	$126,884		$-
Commercial real estate:
Non-owner occupied	388	113	472	973	94,542	95,515		-
Owner occupied	263	513	1,634	2,410	121,682	124,092		-
Construction	-	-	-	-	6,761	6,761		-
Consumer:
Home equity installment	50	182	463	695	32,034	32,729		-
Home equity line of credit	725	175	34	934	51,583	52,517		-
Auto loans and leases	331	86	25	442	110,026	110,468	(2)	-
Other	79	10	1	90	6,224	6,314		1
Residential:
Real estate	557	573	1,514	2,644	143,307	145,951		-
Construction	-	-	-	-	15,749	15,749		-
Total	$4,104	$1,787	$4,299	$10,190	$706,790	$716,980		$1

 (1) Includes $4.3 million of non-accrual loans.  (2) Net of unearned lease revenue of $1.0 million. (3) Includes net deferred loan costs of $2.6 million.

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

At December 31, 2018, impaired loans totaled $6.1 million consisting of $1.8 million in accruing TDRs and $4.3 million in non-accrual loans. At December 31, 2017, impaired loans totaled $6.9 million consisting of $1.9 million in accruing TDRs, $3.4 million in non-accrual loans and $1.6 million in accruing impaired loans.  As of December 31, 2018, the non-accrual loans included four TDRs to three unrelated borrowers totaling $1.7 million compared with three TDRs totaling $1.6 million to three unrelated borrowers as of December 31, 2017.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2018
Commercial and industrial	$251	$156	$24	$180	$41
Commercial real estate:
Non-owner occupied	1,176	715	269	984	36
Owner occupied	3,266	1,473	1,455	2,928	559
Construction	-	-	-	-	-
Consumer:
Home equity installment	496	414	49	463	356
Home equity line of credit	74	33	1	34	16
Auto loans and leases	31	17	8	25	10
Other	-	-	-	-	-
Residential:
Real estate	2,091	29	1,485	1,514	2
Construction	-	-	-	-	-
Total	$7,385	$2,837	$3,291	$6,128	$1,020

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2017
Commercial and industrial	$281	$225	$24	$249	$196
Commercial real estate:
Non-owner occupied	2,426	1,975	363	2,338	488
Owner occupied	2,742	1,768	725	2,493	433
Construction	384	-	161	161	-
Consumer:
Home equity installment	48	-	15	15	-
Home equity line of credit	878	32	527	559	25
Auto	13	-	5	5	-
Other	-	-	-	-	-
Residential:
Real estate	1,350	131	943	1,074	37
Construction	-	-	-	-	-
Total	$8,122	$4,131	$2,763	$6,894	$1,179

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

	December 31, 2018			December 31, 2017
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$192	$2	$-	$231	$10	$-
Commercial real estate:
Non-owner occupied	1,976	98	-	2,907	140	-
Owner occupied	2,578	77	-	3,832	245	-
Construction	107	205	-	176	-	-
Consumer:
Home equity installment	373	5	-	15	-	-
Home equity line of credit	140	10	-	682	5	-
Auto	31	3	-	15	4	-
Other	4	-	-	2	1	-
Residential:
Real estate	1,322	37	-	1,473	77	-
Construction	-	-	-	-	-	-
Total	$6,723	$437	$-	$9,333	$482	$-

The average recorded investment for the year ended December 31, 2016 was $9.5 million.  There was also interest income recognized of $402 thousand and cash basis interest income recognized of $0.

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

The following table presents loans including $2.6 million and $2.1 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2018 and 2017, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2018
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$125,272	$334	$1,278	$-	$126,884
Commercial real estate - non-owner occupied	90,373	938	4,204	-	95,515
Commercial real estate - owner occupied	116,577	1,685	5,830	-	124,092
Commercial real estate - construction	6,761	-	-	-	6,761
Total commercial	$338,983	$2,957	$11,312	$-	$353,252

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2018
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$32,266	$463	$32,729
Home equity line of credit	52,483	34	52,517
Auto loans and leases (1)	110,443	25	110,468
Other	6,313	1	6,314
Total consumer	$201,505	$523	$202,028
Residential
Real estate	$144,437	$1,514	$145,951
Construction	15,749	-	15,749
Total residential	$160,186	$1,514	$161,700
Total consumer & residential	$361,691	$2,037	$363,728

(1)Net of unearned lease revenue of $1.0 million.

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

(2) Net of unearned lease revenue of $0.6 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(196)	(268)	(391)		(371)	-	(1,226)
Recoveries	77	42	211		-	-	330
Provision	177	67	665		607	(66)	1,450
Ending balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Ending balance: individually evaluated for impairment	$41	$595	$382		$2	$-	$1,020
Ending balance: collectively evaluated for impairment	$1,391	$3,306	$2,166		$1,842	$22	$8,727
Loans Receivables:
Ending balance (2)	$126,884	$226,368	$202,028	(1)	$161,700	$-	$716,980
Ending balance: individually evaluated for impairment	$180	$3,912	$522		$1,514	$-	$6,128
Ending balance: collectively evaluated for impairment	$126,704	$222,456	$201,506		$160,186	$-	$710,852

(1) Net of unearned lease revenue of $1.0 million.  (2) Includes $2.6 million of net deferred loan costs.

As of and for the year ended December 31, 2017
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834		$1,622	$127	$9,364
Charge-offs	(143)	(635)	(658)		(309)	-	(1,745)
Recoveries	10	47	67		-	-	124
Provision	432	(58)	820		295	(39)	1,450
Ending balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Ending balance: individually evaluated for impairment	$196	$921	$25		$37	$-	$1,179
Ending balance: collectively evaluated for impairment	$1,178	$3,139	$2,038		$1,571	$88	$8,014
Loans Receivables:
Ending balance (2)	$113,601	$208,462	$169,065	(1)	$146,832	$-	$637,960
Ending balance: individually evaluated for impairment	$249	$4,992	$579		$1,074	$-	$6,894
Ending balance: collectively evaluated for impairment	$113,352	$203,470	$168,486		$145,758	$-	$631,066

(1) Net of unearned lease revenue of $0.6 million.  (2) Includes $2.1 million of net deferred loan costs.

As of and for the year ended December 31, 2016
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,336	$5,014	$1,533	$1,407	$237	$9,527
Charge-offs	(224)	(592)	(504)	(60)	-	(1,380)
Recoveries	55	37	100	-	-	192
Provision	(92)	247	705	275	(110)	1,025
Ending balance	$1,075	$4,706	$1,834	$1,622	$127	$9,364

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2018	2017

Land	$2,865	$2,865
Bank premises	13,902	13,981
Furniture, fixtures and equipment	11,075	10,413
Leasehold improvements	7,263	5,187

Total	35,105	32,446

Less accumulated depreciation and amortization	(16,816)	(15,870)

Bank premises and equipment, net	$18,289	$16,576

Depreciation expense, which includes amortization of leasehold improvements, was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016.  The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

The Company has one lease of several copiers that was classified as a capital lease in 2018.  The following is an analysis of the leased property under a capital lease:

	Asset Balance at
	December 31,
(dollars in thousands)	2018	2017

Copiers	$375	$-

Less accumulated depreciation and amortization	(42)	-

Leased property under capital leases, net	$333	$-

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2018:

(dollars in thousands)	Amount

2019	$77
2020	77
2021	77
2022	77
2023	52
2024 and thereafter	-

Total minimum lease payments (a)	360

Less amount representing interest (b)	(24)

Present value of net minimum lease payments	$336

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

During 2018, the Company recognized $42 thousand of amortization expense and $6 thousand of interest expense related to leased assets.  The total expense of $48 thousand is included in premises and equipment expense on the consolidated statements of income.

In 2018, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain and Clarks Summit branches under the terms of operating leases.  In April 2018, the Company entered into an agreement to lease a branch in Mountaintop, PA expected to open in August 2019.  The Company also leases three standalone ATMs under operating leases.  Rental expense for the branches and equipment under operating leases was $0.4 million, $0.4 million and $0.3 million in 2018, 2017 and 2016.  The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2018 are as follows:

(dollars in thousands)	Amount

2019	$354
2020	403
2021	408
2022	414
2023	417
2024 and thereafter	8,486

Total	$10,482

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

7.DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2018 were as follows:

(dollars in thousands)	Amount	Percent
2019	$74,799	64.3%
2020	29,979	25.8
2021	6,974	6.0
2022	2,752	2.4
2023	1,198	1.0
2024 and thereafter	584	0.5

Total	$116,286	100.0%

Including $0 and $1.1 million of certificates reciprocated in the Certificate of Deposit Account Registry Service (CDARS) deposits, certificates of deposit of $100,000 or more aggregated $66.9 million and $58.1 million as of December 31, 2018 and 2017, respectively.  Including CDARS, certificates of deposit of $250,000 or more aggregated $38.4 million and $30.9 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, investment securities with a combined fair value of $182.8 million and letters of credit with a notional value of $32.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $114.8 million of the qualifying collateral to secure such deposits as of December 31, 2018 and the balance of $100.2 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2018	2017

Overnight borrowings	$76,366	$7,455
Securities sold under repurchase agreements	-	11,047
Total	$76,366	$18,502

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2018
Overnight borrowings	$76,366	$27,893	2.38%	2.62%
Repurchase agreements	22,202	9,666	0.16	-

Total	$98,568	$37,559

December 31, 2017
Overnight borrowings	$46,737	$18,399	1.09%	1.56%
Repurchase agreements	17,179	10,274	0.20	0.18

Total	$63,916	$28,673

December 31, 2016
Overnight borrowings	$17,862	$2,805	0.65%	-%
Repurchase agreements	18,765	10,239	0.19	0.13
Total	$36,627	$13,044

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).  Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $12.2 million at December 31, 2017.  During the fourth quarter of 2018, the Company transferred all of the repurchase agreement accounts to reciprocal demand deposits placed through Insured Cash Sweep (ICS).

At December 31, 2018, the Company had approximately $124.9 million available to borrow from the FHLB, $21.0 million from correspondent banks and approximately $91.5 million that it could borrow at the FRB.

9.FHLB ADVANCES

During the third quarter of 2018, the Company utilized $15.0 million in borrowings with the FHLB to purchase securities matching a spread expected to produce a suitable after-tax return.

The maturity and weighted-average interest rate of FHLB advances as of the periods indicated is as follows:

	As of December 31, 2018
(dollars in thousands)	Amount	Rate

2019	$16,704	1.38%
2020	-	-
2021	5,000	2.95
2022	5,000	2.99
2023	5,000	3.07
Total	$31,704	2.15%

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2018, 2017 and 2016 under the 2012 stock incentive plans:

	2018			2017			2016
			Weighted-			Weighted-			Weighted-
			average			average			average
	Shares		grant date	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value	granted		fair value

Director plan	8,400	(3)	$49.50	8,400	(2)	$26.17	8,400	(1)	$21.60
Omnibus plan	10,800	(3)	45.83	4,749	(3)	23.93	4,734	(3)	19.48
Omnibus plan	50	(1)	49.50	75	(1)	26.17	75	(1)	21.00
Total	19,250		$47.44	13,224		$25.36	13,209		$20.84
(1)	Vest after 1 year (2) Vest over 2 years –50% each year (3) Vest over 3 years – 33% each year

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2015	4,800	13,262	18,062	$19.67
Granted	8,400	4,809	13,209	20.84
Vested	(4,800)	(4,509)	(9,309)	19.79
Non-vested balance at December 31, 2016	8,400	13,562	21,962	$20.31
Granted	8,400	4,824	13,224	25.36
Vested	(8,400)	(6,082)	(14,482)	20.47
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59
Granted	8,400	10,850	19,250	47.44
Vested	(4,200)	(5,794)	(9,994)	23.69
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2015	-	-	-
Granted	29,014	$3.48	10.0
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2016	29,014	$3.48	9.1
Granted	24,346	5.06	10.0
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2017	53,360	$4.20	8.5
Granted	38,941	13.73	10.0
Exercised	(3,051)	4.03
Forfeited	-	-
Outstanding December 31, 2018	89,250	$8.36	8.2

Of the SSARs outstanding at December 31, 2018,    24,402 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During 2018, there were 3,051 SSARs exercised.  The intrinsic value recorded for these SSARs was $12,288.  The tax deduction realized from the exercise of these SSARs was $122,969 resulting in a tax benefit of $25,823.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2018, 2017 and 2016 and the unrecognized stock-based compensation expense as of December 31, 2018:

(dollars in thousands)	2018	2017	2016
Stock-based compensation expense:
Director stock incentive plan	$237	$116	$174
Omnibus stock incentive plan	500	194	141
Employee stock purchase plan	143	23	15
Total stock-based compensation expense	$880	$333	$330

In addition, during 2018, 2017 and 2016 the Company reversed accruals of ($0.1 million) and accrued $0.2 million and $0.2 million in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.

As of
(dollars in thousands)	December 31, 2018
Unrecognized stock-based compensation expense:
Director plan	$298
Omnibus plan	812
Total unrecognized stock-based compensation expense	$1,110

The unrecognized stock-based compensation expense as of December 31, 2018 will be recognized ratably over the periods ended January 2021 and January 2021 for the Director Plan and the Omnibus Plan, respectively.

Transactions under the Company’s stock option plans as of and changes during the periods indicated are presented in the following table:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding and exercisable, December 31, 2015	23,250	19.09	2.0
Granted	-	-
Exercised	(750)	18.50
Forfeited	-	-
Outstanding and exercisable, December 31, 2016	22,500	$19.12	1.0
Granted	-	-
Exercised	(21,750)	19.14
Forfeited	-	-
Outstanding and exercisable, December 31, 2017	750	$18.50	0.2
Granted	-	-
Exercised	(750)	18.50
Forfeited	-	-
Outstanding and exercisable, December 31, 2018	-	$-	-

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

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of December 31, 2018, 76,484 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares, directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP.  As of December 31, 2018, there were 591,730 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2018 and 2017.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2018, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2018, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2018, 2017 and 2016 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2017, 2016 or 2015.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The bill reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018.  An adjustment of $1.1 million was made in December 2017 to re-measure the net deferred tax liability at the new tax rate.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,047	$1,930
Net unrealized losses on available-for-sale securities	291	-
Deferred interest from non-accrual assets	167	180
Other	697	471
Total	3,202	2,581

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	-	(480)
Loan fees and costs	(1,151)	(1,023)
Automobile leasing	(3,393)	(2,298)
Depreciation	(416)	(263)
Mortgage loan servicing rights	(241)	(268)
Total	(5,201)	(4,332)
Deferred tax liability, net	$(1,999)	$(1,751)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2018	2017	2016

Current	$1,110	$1,872	$1,521
Deferred	1,019	(666)	1,248
Total provision for income taxes	$2,129	$1,206	$2,769

The deferred tax liability at December 31, 2017 included a $1.1 million credit to the provision for income taxes for the effects of the Tax Cuts and Jobs Act.

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2018	2017	2016
Expected provision at the statutory rate	$2,758	$3,373	$3,557
Tax-exempt income	(567)	(845)	(742)
Bank owned life insurance	(126)	(198)	(120)
Nondeductible interest expense	18	19	14
Nondeductible other expenses and other, net	43	(59)	60
Tax rate change adjustment	3	(1,084)	-
Actual provision for income taxes	$2,129	$1,206	$2,769

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.4 million, $0.4 million and $0.4 million in 2018, 2017 and 2016.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$17,485	$17,485	$17,485	$-	$-
Available-for-sale debt securities	182,810	182,810	-	182,810	-
FHLB stock	6,339	6,339	-	6,339	-
Loans and leases, net	707,233	686,645	-	-	686,645
Loans held-for-sale	5,707	5,789	-	5,789	-
Accrued interest receivable	3,271	3,271	-	3,271	-
Financial liabilities:
Deposits with no stated maturities	653,897	653,897	-	653,897	-
Time deposits	116,286	114,876	-	114,876	-
Short-term borrowings	76,366	76,366	-	76,366	-
FHLB advances	31,704	31,698	-	31,698	-
Accrued interest payable	530	530	-	530	-

December 31, 2017
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,825	$15,825	$15,825	$-	$-
Available-for-sale securities	157,385	157,385	828	156,557	-
FHLB stock	2,832	2,832	-	2,832	-
Loans and leases, net	628,767	625,052	-	-	625,052
Loans held-for-sale	2,181	2,221	-	2,221	-
Accrued interest receivable	2,786	2,786	-	2,786	-
Financial liabilities:
Deposits with no stated maturities	623,080	623,080	-	623,080	-
Time deposits	107,066	105,758	-	105,758	-
Short-term borrowings	18,502	18,502	-	18,502	-
FHLB advances	21,204	21,066	-	21,066	-
Accrued interest payable	346	346	-	346	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,917	$-	$5,917	$-
Obligations of states and political subdivisions	52,575	-	52,575	-
MBS - GSE residential	124,318	-	124,318	-
Total available-for-sale debt securities	$182,810	$-	$182,810	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$9,099	$-	$9,099	$-
Obligations of states and political subdivisions	44,306	-	44,306	-
MBS - GSE residential	103,152	-	103,152	-
Equity securities - financial services	828	828	-	-
Total available-for-sale securities	$157,385	$828	$156,557	$-

Equity securities are measured at fair value using quoted market prices for identical assets and are classified within Level 1 of the valuation hierarchy.  Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending December 31, 2018 and December 31, 2017, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2018 and December 31, 2017, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,817	$-	$-	$1,817
Other real estate owned	184	-	-	184
Total	$2,001	$-	$-	$2,001

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,952	$-	$-	$2,952
Other real estate owned	814	-	-	814
Total	$3,766	$-	$-	$3,766

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

At December 31, 2018 and December 31, 2017, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -16.70% to -57.89% and from -15.95% to -51.55% respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -44.42% as of December 31, 2018 and -23.03% as of December 31, 2017, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2018 and December 31, 2017, the discounts applied to the appraised values of ORE ranged from -18.47% to -68.96% and from -17.95% to -99.00%, respectively.  As of December 31, 2018 and December 31, 2017, the weighted-average of discount to the appraisal values of ORE amounted to -45.83% and -35.30% respectively.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2018	2017
Off-balance sheet financial instruments:
Commitments to extend credit	$144,710	$136,398
Standby letters of credit	2,690	4,488

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

The following table summarizes outstanding financial letters of credit as of December 31, 2018:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$1,897	$235	$150	$2,282
Bank lines of credit	3	-	-	3
	1,900	235	150	2,285
Unsecured	83	322	-	405
Total	$1,983	$557	$150	$2,690

The Company has not incurred losses on its commitments in 2018, 2017 or 2016.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the years ended December 31, 2018, 2017 and 2016, there were 29,301,  14,300 and 2,969 potentially dilutive shares related to issued and unexercised stock options and SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 13,893,  9,619 and 8,114 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Years ended December 31,
	2018	2017	2016
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$11,006	$8,716	$7,693
Weighted-average common shares outstanding	3,752,704	3,711,490	3,679,507
Basic EPS	$2.93	$2.35	$2.09

Diluted EPS:
Net income available to common shareholders	$11,006	$8,716	$7,693
Weighted-average common shares outstanding	3,752,704	3,711,490	3,679,507
Potentially dilutive common shares	43,194	23,919	11,083
Weighted-average common and potentially dilutive shares outstanding	3,795,898	3,735,409	3,690,590
Diluted EPS	$2.90	$2.33	$2.09

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of December 31, 2018 and 2017, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated.  No amounts were deducted from capital for interest-rate risk in either 2018 or 2017.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2018:

Total capital (to risk-weighted assets)
Consolidated	$103,201	14.8%	≥	$55,975	8.0%	≥	$69,094	9.9%		N/A	N/A
Bank	$103,313	14.8%	≥	$55,970	8.0%	≥	$69,088	9.9%	≥	$69,962	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$31,486	4.5%	≥	$44,605	6.4%		N/A	N/A
Bank	$94,554	13.5%	≥	$31,483	4.5%	≥	$44,601	6.4%	≥	$45,475	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$41,981	6.0%	≥	$55,100	7.9%		N/A	N/A
Bank	$94,554	13.5%	≥	$41,977	6.0%	≥	$55,095	7.9%	≥	$55,970	8.0%

Tier I capital (to average assets)
Consolidated	$94,442	9.8%	≥	$38,593	4.0%	≥	$38,593	4.0%		N/A	N/A
Bank	$94,554	9.8%	≥	$38,591	4.0%	≥	$38,591	4.0%	≥	$48,238	5.0%

As of December 31, 2017:

Total capital (to risk-weighted assets)
Consolidated	$93,204	14.9%	≥	$50,028	8.0%	≥	$57,845	9.3%		N/A	N/A
Bank	$93,130	14.9%	≥	$50,122	8.0%	≥	$57,954	9.3%	≥	$62,653	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$28,141	4.5%	≥	$35,957	5.8%		N/A	N/A
Bank	$85,280	13.6%	≥	$28,194	4.5%	≥	$36,025	5.8%	≥	$40,724	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$85,369	13.7%	≥	$37,521	6.0%	≥	$45,338	7.3%		N/A	N/A
Bank	$85,280	13.6%	≥	$37,592	6.0%	≥	$45,423	7.3%	≥	$50,122	8.0%

Tier I capital (to average assets)
Consolidated	$85,369	9.9%	≥	$34,471	4.0%	≥	$34,471	4.0%		N/A	N/A
Bank	$85,280	9.9%	≥	$34,483	4.0%	≥	$34,483	4.0%	≥	$43,103	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies.  Accordingly, at December 31, 2018, approximately $86.0 million was available for dividend distribution from the Bank to the Company in 2019.

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

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Balance, beginning	$6,497	$7,849	$6,983
Additions	1,314	1,111	2,629
Collections	(1,269)	(2,463)	(1,763)

Balance, ending	$6,542	$6,497	$7,849

As of December 31, 2018, 2017 and 2016, deposits from executive officers, directors and associates of such persons approximated $14.4 million, $14.3 million and $12.9 million, respectively.

17.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2018
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$8,143	$8,535	$9,028	$9,624	$35,330
Interest expense	(884)	(1,012)	(1,317)	(1,660)	(4,873)

Net interest income	7,259	7,523	7,711	7,964	30,457
Provision for loan losses	(300)	(425)	(400)	(325)	(1,450)
Loss on write-down/sale of investment securities	(58)	107	5	-	54
Other income	2,341	2,264	2,278	2,263	9,146
Other expenses	(6,208)	(6,162)	(6,172)	(6,530)	(25,072)
Income before taxes	3,034	3,307	3,422	3,372	13,135
(Provision) credit for income taxes	(506)	(539)	(559)	(525)	(2,129)
Net income	$2,528	$2,768	$2,863	$2,847	$11,006
Net income per share - basic	$0.67	$0.74	$0.76	$0.76	$2.93
Net income per share - diluted	$0.67	$0.73	$0.75	$0.75	$2.90

	2017
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$7,366	$7,854	$7,928	$7,916	$31,064
Interest expense	(688)	(787)	(882)	(866)	(3,223)

Net interest income	6,678	7,067	7,046	7,050	27,841
Provision for loan losses	(325)	(225)	(375)	(525)	(1,450)
Loss on sale of investment securities	-	-	-	(147)	(147)
Other income	2,105	2,131	2,248	2,029	8,513
Other expenses	(5,797)	(6,051)	(6,035)	(6,953)	(24,836)
Income before taxes	2,661	2,922	2,884	1,455	9,922
(Provision) credit for income taxes	(681)	(739)	(658)	872	(1,206)
Net income	$1,980	$2,183	$2,226	$2,327	$8,716
Net income per share - basic	$0.53	$0.59	$0.60	$0.63	$2.35
Net income per share - diluted	$0.53	$0.59	$0.60	$0.61	$2.33

	2016
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$6,736	$6,715	$7,006	$7,038	$27,495
Interest expense	(598)	(574)	(585)	(601)	(2,358)

Net interest income	6,138	6,141	6,421	6,437	25,137
Provision for loan losses	(150)	(275)	(225)	(375)	(1,025)
Gain on sale of investment securities	-	9	-	-	9
Other income	1,687	2,091	2,024	2,194	7,996
Other expenses	(5,388)	(5,369)	(5,409)	(5,489)	(21,655)
Income before taxes	2,287	2,597	2,811	2,767	10,462
Provision for income taxes	(586)	(669)	(776)	(738)	(2,769)
Net income	$1,701	$1,928	$2,035	$2,029	$7,693
Net income per share - basic	$0.46	$0.53	$0.55	$0.55	$2.09
Net income per share - diluted	$0.46	$0.53	$0.55	$0.55	$2.09

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

The Company adopted this guidance on January 1, 2018.  The adoption did not have a material impact on the consolidated financial statements.  As a result of this guidance, the Company reclassified $0.4 million in net unrealized gains on equity securities from accumulated other comprehensive income to retained earnings on January 1, 2018 and the Company measured the fair value of its loan portfolio using the exit price notion.  See “Fair Value Measurements” in footnote 13 for more information about the fair value measurement of the loan portfolio.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company is expected to make an election to exclude leases less than 12 months from the provisions of this ASU.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted.  A modified retroactive approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period.  The Company had several lease agreements, such as branch locations, which were considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets.  Upon adoption, this change in accounting guidance could also potentially impact debt covenant agreements with our customers.  On January 1, 2019, the Company made an adjustment to add $4.1 million to the consolidated balance sheet as a right-of-use-asset and $4.6 million as a lease liability.  There was not any significant effect on the consolidated statements of income.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements to clarify how to apply certain aspects of ASU 2016-02 and to simplify adoption and reduce costs.  ASU 2018-11 allows companies the option to apply the provisions of the new lease standard prospectively as of the effective date, without adjusting comparative periods, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company used this additional transition method.  The amendments in this update are effective upon adoption of Topic 842.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors to assist stakeholders with implementation questions and issues on certain issues. The amendments in this update are effective upon adoption of Topic 842.

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

20.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2018	2017
Assets:
Cash	$232	$205
Investment in subsidiary	93,669	86,873
Securities available-for-sale	-	828
Other assets	106	45
Total	$94,007	$87,951

Liabilities and shareholders' equity:
Liabilities	$450	$568
Capital stock and retained earnings	94,652	85,579
Accumulated other comprehensive (loss) income	(1,095)	1,804
Total	$94,007	$87,951

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Income:
Equity in undistributed earnings of subsidiary	$9,273	$6,685	$5,289
Dividends from subsidiary	2,723	2,574	2,960
Gain on sale of investment securities	44	-	-
Other income	11	22	21
Total income	12,051	9,281	8,270
Operating expenses	1,269	1,094	864
Income before taxes	10,782	8,187	7,406
Credit for income taxes	224	529	287
Net income	$11,006	$8,716	$7,693

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Bancorp net loss	$(990)	$(542)	$(556)
Equity in net income of subsidiary	11,996	9,258	8,249
Net income	11,006	8,716	7,693

Other comprehensive (loss) income, before tax:
Unrealized holding gains (losses) on available-for-sale securities	-	197	86
Tax effect	-	(67)	(29)
Unrealized gain (loss), net of tax	-	130	57
Equity in other comprehensive loss of subsidiary	(2,478)	(4)	(864)
Other comprehensive (loss) income, net of tax	(2,478)	126	(807)
Total comprehensive income, net of tax	$8,528	$8,842	$6,886

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$11,006	$8,716	$7,693
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(11,996)	(9,258)	(8,249)
Stock-based compensation expense	749	550	519
Deferred income tax	(60)	(69)	-
Gain on sale of investment securities	(44)	-	-
Changes in other assets and liabilities, net	12	(26)	(36)
Net cash used in operating activities	(333)	(87)	(73)

Cash flows provided by investing activities:
Dividends received from subsidiary	2,723	2,574	2,960
Proceeds from sales of investment securities	871	-	-
Net cash provided by investing activities	3,594	2,574	2,960

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(3,397)	(2,954)	(3,061)
Exercise of stock options	14	416	14
Withholdings to purchase capital stock	149	126	111
Cash paid in lieu of fractional shares	-	(11)	-
Net cash used in financing activities	(3,234)	(2,423)	(2,936)
Net change in cash	27	64	(49)

Cash, beginning	205	141	190

Cash, ending	$232	$205	$141

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

The Company recorded goodwill associated with the acquisition of the West Scranton branch of Wayne bank totaling $0.2 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during 2018 or 2017.  For income tax purposes, goodwill will be deducted over a 15 year period.

22.EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2017, the Company purchased an additional $8.0 million of BOLI.  The policies’ cash surrender value totaled $20.6 million and $20.0 million, respectively, as of December 31, 2018 and 2017 and is reflected as an asset on the consolidated balance sheets.  As of December 31, 2018 and 2017, the Company has recorded income of $598 thousand and $581 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of December 31, 2018, the policies had total death benefits of $20.6 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $16.5 million would have been paid to the Bank.  In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of December 31, 2018 and 2017, the Company accrued expenses of $63 thousand and $30 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  As of December 31, 2018 and 2017, the Company accrued expenses of $863 thousand and $383 thousand in connection with the SERP.

23.REVENUE RECOGNITION

As disclosed in Footnote 19, as of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.  The Company has elected to use the modified retrospective approach with prior period financial statements unadjusted and presented with historical revenue recognition methods.  The implementation of the new standard had no material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The

Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2018 included in this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  This report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2019 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2019 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2018 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	4,536	$38.70	88,365
2012 Omnibus Stock Incentive Plan	17,360	$37.01	709,579
2012 Omnibus Stock Incentive Plan	40,629	$34.97	709,579
2012 Director Stock Incentive Plan	12,600	$41.72	705,000
Equity compensation plans not approved by security holders - none	-	-	-
Total	75,125	$36.80	1,502,944

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2018 annual meeting of shareholders to be filed with the SEC.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2019 annual meeting of shareholders to be filed with the SEC.

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

11 Annual Report to Shareholders.  Incorporated by reference to the 2018 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2018, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2018 and 2017; Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 13, 2019	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 13, 2019	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 13, 2019
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 13, 2019
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 13, 2019
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 13, 2019
John T. Cognetti, Secretary and Director

By:	/s/ David L. Tressler	March 13, 2019
David L. Tressler, Director

By:	/s/ Michael J. McDonald	March 13, 2019
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Mary E. McDonald	March 13, 2019
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Patrick J. Dempsey	March 13, 2019
Patrick J. Dempsey, Director

By:	/s/ Kristin Dempsey O’Donnell	March 13, 2019
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 13, 2019
Richard Lettieri, Director